Form 10-K
period 1993-10-31
COOPER COMPANIES INC
filed 1994-01-28
CIK 711404

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

- ----------------------------------------------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1993            COMMISSION FILE NO. 1-8597

- ----------------------------------------------------------
                           THE COOPER COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

- ----------------------------------------------------------

                        DELAWARE                                                 94-2657368
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
                     INCORPORATION)                                         IDENTIFICATION NO.)
          1 BRIDGE PLAZA, FORT LEE, NEW JERSEY                                     07024
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

                                                   201-585-5100
                          (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                   NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                 ON WHICH REGISTERED
- ---------------------------------------------------------------   ------------------------
Common Stock, $.10 Par Value                                      New York Stock Exchange
  and associated Rights                                           Pacific Stock Exchange
10 5/8% Convertible Subordinated                                  New York Stock Exchange
  Reset Debentures due 2005                                       Pacific Stock Exchange
10% Senior Subordinated Secured                                   Pacific Stock Exchange
  Notes due 2003

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1993: Common Stock, $.10 Par Value -- $15,467,238

     Number of shares outstanding of the registrant's common stock, as of December 31, 1993: 30,129,125

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

________________________________________________________________________________

                                     PART I
ITEM 1. BUSINESS.

INTRODUCTION

     The Cooper Companies, Inc. ('TCC' or the 'Company'), through its subsidiaries, develops, manufactures and markets healthcare products, including a range of contact lenses, ophthalmic pharmaceutical products and diagnostic and surgical instruments and accessories, and provides healthcare services through the ownership and operation of certain psychiatric facilities and the management of other such facilities. TCC is a Delaware corporation which was organized on March 4, 1980.

BUSINESS EXPANSION

     TCC disposed of a number of businesses during the 1980s, and by 1989 all of its revenues were derived from the sale of contact lenses. Since that time, the Company has pursued a strategy of diversification into other businesses. As a result, total operating revenues have grown significantly and for fiscal 1993 can be allocated among the Company's businesses as follows: Hospital Group of America, Inc. (including PSG Management, Inc.) -- $45,283,000, CooperVision, Inc. -- $32,120,000, CooperSurgical, Inc. -- $14,679,000 and CooperVision Pharmaceuticals, Inc. -- $570,000.

     During  fiscal 1990, TCC, through  various subsidiaries, acquired rights to
(i) certain materials used to manufacture contact lenses, (ii) cryosurgical instruments and diagnostic devices, (iii) manufacture, distribute and sell a hard and soft intraocular lens and the injector used to insert the soft intraocular lens (which rights were subsequently sold), and (iv) two ophthalmic products.

     Early in fiscal 1991, a newly-formed subsidiary, CooperVision Pharmaceuticals, Inc., obtained an exclusive license for the ophthalmic use of Verapamil, a Class I calcium channel blocker being developed as a topical therapeutic to treat ocular hypertension, or glaucoma, which could lead to damaged eye tissue and loss of vision. At about the same time, CooperSurgical, Inc., another newly-formed subsidiary, purchased a company whose primary product is an office hysteroscopy system. Shortly thereafter, CooperSurgical, Inc. acquired another company, which develops and markets surgical instruments principally used for performing gynecologic procedures.

     In May 1992, another newly-formed subsidiary of TCC acquired all of the issued and outstanding capital stock of Hospital Group of America, Inc. ('Original HGA'), a corporation indirectly owned by Nu-Med, Inc. ('Nu-Med'). In June 1992, Original HGA was merged with and into TCC's subsidiary, with that subsidiary surviving such merger and changing its name to Hospital Group of America, Inc. ('HGA'). Pursuant to the acquisition, HGA acquired facilities providing both psychiatric and substance abuse treatment for children, adolescents and adults.

     In addition, PSG Management, Inc., another newly-formed subsidiary of TCC ('PSG Management'), entered into a three-year management services agreement (the 'Management Services Agreement') in May 1992, pursuant to which it provides management and administrative services to three facilities still owned by Nu-Med subsidiaries. Those facilities provide a range of specialized treatments for children, adolescents and adults, including programs for women, older adults, survivors of psychological trauma and alcohol and drug abusers. Treatments at both the owned and managed facilities are provided on an inpatient, outpatient and partial hospitalization basis.

     In April 1993, CooperVision, Inc. acquired all of the stock of CoastVision, Inc., which manufactures and markets soft toric contact lenses designed to correct astigmatism.

INVESTMENT COMPANY ACT

     The Investment Company Act of 1940, as amended (the 'Investment Company Act'), places restrictions on the capital structure of, and the business activities that may be undertaken by, investment companies. The Investment Company Act defines an investment company as, among other things and subject to certain exceptions, an issuer that is engaged in the business of investing or trading in securities and which owns 'investment securities' (as such term is defined in the Investment Company Act) having a value exceeding 40% of the 'value' (as such term is defined in the Investment Company Act) of such company's total assets (exclusive of government securities and cash items) on an unconsolidated basis. Following the completion in 1989 of the Company's divestiture program, a substantial percentage of the Company's assets consisted of cash, cash equivalents and marketable securities, which the Company used or intended to be used primarily for working capital purposes, to reduce further the Company's debt and to fund acquisitions.

     The Division of Investment Management of the Securities and Exchange Commission (the 'SEC') has raised an issue as to whether the Company may be an investment company under the above definition. The Company has advised the SEC that its consolidated balance sheets at July 31, 1992 and at the last day of each fiscal quarter thereafter demonstrate that less than 40% of the value of the Company's total assets (exclusive of government securities and cash items) consists of investment securities, and that, if such balance sheets had been presented on an unconsolidated basis, the value (for purposes of the Investment Company Act) of the Company's investments in and advances to its subsidiaries that are actively engaged in various aspects of the healthcare business would have been significantly in excess of the carrying value of the underlying assets of those subsidiaries that was included in the consolidated balance sheets. The Company has provided the SEC with information regarding the Company's unconsolidated balance sheets at April 30 and July 31, 1993. The Company believes that this information also demonstrates that the Company is not an investment company within the meaning of the Investment Company Act. As of the date hereof, the Company is continuing to work with the SEC to clarify the Company's status under the Investment Company Act. If the Company were found to be an investment company, the Company believes that such status would have a materially adverse effect upon the Company due to the restrictions which would be placed on its capital structure and business activities.

COOPERVISION

     The Company, through its CooperVision, Inc. subsidiary ('CooperVision'), develops, manufactures and markets a range of hard and soft contact lenses in the United States and Canada. Sales of soft contact lenses represent 98% of CooperVision's total lens sales. Of CooperVision's line of soft contact lenses, approximately 75% of the lenses sold are conventional daily or flexible wear lenses and approximately 25% constitute frequent replacement lenses.

     CooperVision's major brand name lenses are Preference'r', Vantage'r', Permaflex'r', Permalens'r', Cooper Clear'tm' and Hydrasoft'r'. These and other products enable CooperVision to fit the needs of a diverse group of wearers by offering lenses formulated from a variety of polymers containing varying amounts of water, having different design parameters, diameters, base curves and lens edges and different degrees of oxygen permeability. Certain lenses offer special features such as protection against ultraviolet light, color tint or aphakic correction. Lenses are also available in a wide range of prices.

     Preference'r' is a frequent replacement product developed using the Tetrafilcon A polymer. When Preference'r' was compared to other leading planned replacement contact lenses, in two studies conducted at an aggregate of 22 investigative sites using 505 patients, Tetrafilcon A demonstrated superior resistance to the formation of deposits on lens surfaces. Preference'r' was test marketed during the fourth quarter of fiscal 1991 and introduced in fiscal 1992.

     CooperVision acquired CoastVision, Inc. ('CoastVision'), a contact lens company which designs, manufactures and markets high quality soft toric lenses (the majority of which are custom made) designed to correct astigmatism. The acquisition enables CooperVision to expand into an additional niche in the contact lens market and to enlarge its customer base.

     CooperVision is continuing to explore opportunities to expand and diversify its business into additional niche markets.

COOPERVISION PHARMACEUTICALS

     CooperVision Pharmaceuticals, Inc. ('CVP'), a development stage business, develops and markets ophthalmic pharmaceuticals. In February 1993, CVP sold its EYEscrub'tm' product line while retaining the right to market two medical product kits which include EYEscrub'tm'. Several other products discussed below are in various stages of clinical development.

     In 1993, CVP continued the clinical development of Verapamil, a Class I calcium channel blocker, as a potential anti-glaucoma compound. CVP received U.S. Food and Drug Administration ('FDA') clearance to begin human clinical trials in June 1991. Phase I clinical trials were initiated in 1991 and completed in 1992. Phase II clinical trials were initiated in 1992 and have been completed. Phase III clinical trials commenced during 1993.

     Rose Bengal, Phenyltrope'r' and other products are being developed as diagnostic aids for use by eye-care professionals. During 1993, a filing was made with the FDA seeking clearance to begin marketing Rose Bengal. A New Drug Application for Phenyltrope'r' will be submitted to the FDA in fiscal 1994.

     In 1993, CVP began to market a line of prescription and over-the-counter ophthalmic pharmaceuticals. The prescription line consists of antibacterial products, anti-inflammatory products, glaucoma treatment products and diagnostic dilating agents. The non-prescription offerings are intended to be used as tear replacements.

COOPERSURGICAL

     CooperSurgical, Inc. ('CooperSurgical') was established in November 1990 to compete in niche segments of the rapidly expanding worldwide market for diagnostic and surgical instruments and accessories. Its business is developing, manufacturing and distributing electrosurgical, cryosurgical and general application diagnostic and surgical instruments and equipment used selectively in both traditional and minimally invasive surgical procedures. Unlike traditional surgical instruments, electrosurgical instruments, which operate by means of high radio frequency, dissect and cause coagulation, making them useful in surgical procedures to minimize blood loss. Cryosurgical equipment is differentiated by its ability to apply cold or sub-zero temperatures to the body in order to cause adhesion, provoke an inflammatory response or destroy diseased tissue.

     CooperSurgical's loop electrosurgical excision procedure products, marketed under the LEEP'tm' brand name, are viewed as an improvement over existing laser treatments for primary use in the removal of cervical and vaginal pre-cancerous tissue and benign external lesions. Unlike laser ablation which tends to destroy tissue, the electrosurgery procedure removes affected tissue with minimal charring, thereby improving the opportunity to obtain an accurate histological analysis of the patient's condition by producing a viable tissue specimen for biopsy purposes. In addition, the loop electrosurgical excision procedure is less painful than laser ablation and is easily learned by practitioners. Because this procedure enables a gynecologist to both diagnose and treat a patient in one office visit, patients incur lower costs.

     CooperSurgical's LEEP System 6000'tm' branded products include an electrosurgical generator, sterile single application LEEP Electrodes'tm', the CooperSurgical Smoke Evacuation System 6080, a single application LEEP RediKit'r', a series of educational video tapes and a line of coated LEEP'tm' surgical instruments.

     CooperSurgical's Euro-Med mail order business offers over 400 products for use in gynecologic and general surgical procedures. Over 60% of these products are exclusive to Euro-Med, including its 'signature' instrument series, cervical biopsy punches, clear plastic instruments used for unobstructed viewing, titanium instruments used in laser surgeries, colposcopy procedure kits and instrument care and sterilization systems. Euro-Med recently introduced its FNA 21'tm' for fine needle aspiration from the breast, thyroid and salivary glands of lymphoma and other tumors.

     The CooperSurgical Diagnostic Office Hysteroscopy System 3000'tm' is designed for in-office use by gynecologists. The system includes a hysteroscope, light source, monitor, solid state video camera and the Diagnostic Hysteroscopy RediKit'r', a prepackaged, disposable procedure kit.

     CooperSurgical's Frigitronics'r' instruments for cryosurgery are used primarily in dermatologic procedures to treat skin cancers, in ophthalmic procedures to treat retinal detachments and remove cataracts, and in certain gynecologic, cardiovascular and general surgical procedures. The primary products bearing the Frigitronics brand name are the Model 310 Zoom Colposcope, the CCS-200 Cardiac Cryosurgical System, the Model 2000 Ophthalmic Cryosurgical System and the Cryo-Plus System.

     Since October 1992, CooperSurgical has also offered its CooperEndoscopy line of endoscopic instruments which enable physicians to conduct abdominal and thoracic exploration using minimally invasive procedures. Included in that line are the LSS'tm' 500 Electronic Laparoscopic Insufflator, the LSS'tm' 600
Electronic Auto Shutter Endoscopic Camera System and the LSS'tm' 700 High Intensity Xenon Light Source.

HOSPITAL GROUP OF AMERICA

     On May  29, 1992,  HGA acquired  three psychiatric  facilities through  the acquisition of Original HGA: Hartgrove Hospital in Chicago, Illinois (119 licensed beds), Hampton Hospital in Rancocas, New Jersey (100 licensed beds), and MeadowWood Hospital in New Castle, Delaware (50 licensed beds). In addition, the Company, through its subsidiary, PSG Management, entered into the Management Services Agreement with three indirectly owned subsidiaries of Nu-Med under which it assumed the management of three psychiatric facilities owned by such subsidiaries: Northwestern Institute of Psychiatry in Fort Washington, Pennsylvania (146 licensed beds), Malvern Institute for Psychiatric and Alcohol Studies in Malvern, Pennsylvania (36 licensed beds), and Pinelands Hospital in Nacogdoches, Texas (40 licensed beds).

     The HGA facilities provide intensive and structured treatment for children, adolescents and adults suffering from a variety of mental illnesses and/or chemical dependencies. Services include comprehensive psychiatric and chemical dependency evaluations, inpatient and outpatient treatment and partial hospitalization. In response to market demands for an expanded continuum of care, HGA is in the process of expanding its outpatient and partial hospitalization programs.

     The following is a comparison of certain statistical data relating to inpatient treatment for fiscal years 1991, 1992 and 1993 for the psychiatric facilities owned by HGA:

                                      FISCAL YEAR ENDED OCTOBER 31,
                                    ----------------------------------
                                       1993      1992(1)     1991(1)
                                    ----------  ----------  ----------
Total patient days................     72,054      78,119      79,104
Admissions........................      4,310       3,726       3,168
Average length of stay (in
  days)...........................       16.8        21.0        25.0
Average occupancy.................       76.2 %      82.6 %      85.9 %

- ------------

(1) Reflects operations of HGA when owned by Nu-Med and, after May 29, 1992, by TCC.

     Each psychiatric facility is accredited by the Joint Commission of Accreditation of Healthcare Organizations (JCAHO), a voluntary national organization which periodically undertakes a comprehensive review of a facility's staff, programs, physical plant and policies and procedures for purposes of accreditation of such healthcare facility. Accreditation generally is required for patients to receive insurance company reimbursement and for participation by the facility in government sponsored provider programs.

     HGA periodically conducts audits of the facilities of its subsidiaries to ensure compliance with applicable practices, procedures and regulations. In the course of an ongoing audit that was recently commenced, HGA has learned that there may be certain irregularities at Hampton Hospital (the primary facility operated by HGA's subsidiary, Hospital Group of New Jersey, Inc.) with respect to certain billings for clinical services. The provision of clinical services at Hampton Hospital, as well as the billing for such services, are the responsibility of an independent medical group under contract to Hampton Hospital. Consequently, HGA has not yet been able to determine if any billing irregularities have occurred. It is, however, currently investigating this matter and has requested the production of the billing records. To date, the independent medical group has refused to cooperate. HGA considers this refusal to be a breach of the contract between the parties and is in the process of evaluating its options.

     The Management Services Agreement provides for the contracting subsidiaries to pay to PSG Management a $6,000,000 fee (the 'Management Fee') in equal monthly installments over the three-
year term (subject to prior termination in accordance with its terms, upon which termination all or a portion of such Management Fee becomes immediately due and payable). Payments of the Management Fee are jointly and severally guaranteed by Nu-Med and its subsidiary PsychGroup, Inc., the parent of the contracting subsidiaries. On January 6, 1993, Nu-Med (but not any of its direct or indirect subsidiaries) filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Neither the Company nor any of its subsidiaries filed a proof of claim in the Nu-Med Chapter 11 proceeding, and the bar date (the time for filing proofs of claim) has past. None of the Nu-Med subsidiaries have filed under Chapter 11 and, to date, they have paid the Management Fee on a timely basis, although representatives of Nu-Med and its subsidiaries have alleged in writing that PSG Management has breached the Management Services Agreement (which contention PSG Management vigorously disputes). Moreover, Nu-Med's
Proposed Disclosure Statement to accompany its Second Amended Plan of Reorganization, filed with the United States Bankruptcy Court for the Central District of California, indicates that PsychGroup, Inc. is commencing performance of certain administrative functions performed by PSG Management on a parallel basis.

     On October 9, 1992, HGA filed a complaint against Nu-Med and several of its subsidiaries asserting claims in excess of $4 million and asserted additional claims against the same defendants in excess of an additional $6 million that are to be resolved by an independent auditor. In both instances, HGA's claims arose from the defendants' alleged breaches of certain provisions in the acquisition agreement pursuant to which the HGA facilities were acquired. As indicated, the Company and its subsidiaries did not file a proof of claim against Nu-Med, and the bar date has passed. Since Nu-Med's subsidiaries have not filed under Chapter 11, the bar date is not applicable with respect to the Company's claims against Nu-Med's subsidiaries and those claims are still pending.

     Patient and Third Party Payments. HGA receives payment for its psychiatric services either from patients, from their health insurers or through the Medicare, Medicaid and Civilian Health and Medical Program of Uniformed Services ('CHAMPUS') governmental programs. Medicare is a federal program which entitles persons 65 and over to a lifetime benefit of up to 190 days as an inpatient in an acute psychiatric facility. Persons defined as disabled, regardless of age, also receive this benefit. Medicaid is a joint federal and state program available to persons with limited financial resources. CHAMPUS is a federal program which provides health insurance for active and retired military personnel and their dependents.

     While other programs may exist or be adopted in different jurisdictions, the following four categories include all methods by which HGA's three owned facilities receive payment for services:

          (a) Standard reimbursement, consisting of payment by patients and their health insurers, is based on a facility's schedule of rates and is not subject to negotiation with insurance companies, competitive bidding or governmental limitation.

          (b) Negotiated rate reimbursement is at prices established in advance by negotiation or competitive bidding for contracts with insurers and other payors such as managed care companies, health maintenance organizations ('HMO'), preferred provider organizations ('PPO') and similar organizations which can provide a reasonable number of referrals.

          (c) Cost-based reimbursement is predicated on the allowable cost of services, plus, in certain cases, an incentive payment where costs fall below a target rate. It is used by Medicare, Medicaid and certain Blue Cross insurance programs to provide reimbursement in amounts lower than the schedule of rates in effect at an HGA facility.

          (d) CHAMPUS reimbursement is at either (1) regionally set rates, (2) a national rate adjusted upward periodically on the basis of the Medicare Market Basket Index or (3) a fixed discount rate per day at certain facilities where CHAMPUS contracts with a benefit administration group.

     The approximate percentages of HGA's net patient revenue by payment source are as follows:

                          FISCAL YEAR ENDED OCTOBER 31,
                        ----------------------------------
                           1993      1992(1)     1991(1)
                        ----------  ----------  ----------
Commercial
  Insurance...........      34.4  %     51.4  %     55.8  %
HMO/PPO...............      19.2  %     11.8  %      6.7  %
Blue Cross............      13.2  %     18.8  %     22.2  %
Medicare..............      15.2  %     14.8  %     10.6  %
Medicaid..............       9.9  %      2.4  %      3.9  %
Other(2)..............       8.1  %       .8  %       .8  %

- ------------

(1) Reflects operations of HGA when owned by Nu-Med and, after May 29, 1992, by TCC.

(2) Consists of self-payors and other miscellaneous payors.

     The Medicare, Medicaid and CHAMPUS programs are subject to statutory and regulatory changes and interpretations, utilization reviews and governmental funding restrictions, all of which may materially increase or decrease program payments and the cost of providing services, as well as the timing of payments to the facilities.

     Existing and Proposed Legislation. In recent years, forms of prospective reimbursement legislation have been proposed in various states but have not been enacted into law. If legislation based on the budgeted costs of individual hospitals were to be enacted in the future in one or more of the states in which HGA operates psychiatric facilities, it could have an adverse effect on HGA's business and earnings. In addition, the enactment of such legislation in states where HGA does not now operate could have a deterrent effect on the decision to acquire or establish facilities in such states.

RESEARCH AND DEVELOPMENT

     During the fiscal years ended October 31, 1993, 1992 and 1991, expenditures for Company-sponsored research and development were $3,209,000, $3,267,000 and $2,268,000, respectively. During fiscal 1993, approximately 51% of those expenditures was incurred by CVP, 24% was incurred by CooperVision and the balance was incurred by CooperSurgical. No customer-sponsored research and development has been conducted.

     The Company employs 14 people in its research and development and manufacturing engineering departments. Product development and clinical research for CooperVision products are supported by outside specialists in lens design, formulation science, polymer chemistry, microbiology and biochemistry. At CooperVision, experienced employees work with outside consultants. Product research and development for CooperSurgical is conducted in-house and by outside surgical specialists, including members of both the CooperSurgical and Euro-Med surgical advisory boards.

GOVERNMENT REGULATION

     Healthcare Products. The development, testing, production and marketing of the Company's healthcare products is subject to the authority of the FDA and other federal agencies as well as foreign ministries of health. The Federal Food, Drug and Cosmetic Act and other statutes and regulations govern the testing, manufacturing, labeling, storage, advertising and promotion of such products. Noncompliance with applicable regulations can result in fines, product recall or seizure, suspension of production and criminal prosecution.

     The Company is currently developing and marketing both medical devices and drug products. Medical devices are subject to different levels of FDA regulation depending upon the classification of the device. Class III devices, such as contact lenses, require extensive premarket testing and approval procedures, while Class I and II devices are subject to substantially lower levels of regulation.

     A multi-step procedure must be completed before a new contact lens can be sold commercially. Data must be compiled on the chemistry and toxicology of the lens, its microbiological profile and the proposed manufacturing process. All data generated must be submitted to the FDA in support of an application for an Investigational Device Exemption. Once granted, clinical trials may be initiated subject to the review and approval of an Institutional Review Board and, where a lens is determined to be a significant risk device, the FDA. Upon completion of clinical trials, a Premarket Approval Application must be submitted and approved by the FDA before commercialization may begin.

     The ophthalmic pharmaceutical products under development by the Company require extensive testing before marketing approval may be obtained. Preclinical laboratory studies are conducted to determine the safety and efficacy of a new drug. The results of these studies are submitted to the FDA in an Investigational New Drug Application under which the Company seeks clearance to commence human clinical trials. The initial clinical evaluation, Phase I, consists of administering the drug and evaluating its safety and tolerance levels. Phase II involves studies to evaluate the effectiveness of the drug for a particular indication, to determine optimal dosage and to identify possible side effects. If the new drug is found to be potentially effective, Phase III studies, which consist of additional testing for safety and efficacy with an expanded patient group, are undertaken. If results of the studies demonstrate safety and efficacy, marketing approval is sought from the FDA by means of filing a New Drug Application.

     The Company, in connection with some of its new surgical products, can submit premarket notification to the FDA under an expedited procedure known as a 510(k) application, which is available for any product that is substantially equivalent to a device marketed prior to May 28, 1976. If the new product is not substantially equivalent to a pre-existing device or if the FDA were to reject a claim of substantial equivalence, extensive preclinical and clinical testing would be required, additional costs would be incurred and a substantial delay would occur before the product could be brought to market.

     FDA and state regulations also require adherence to applicable 'good manufacturing practices' ('GMP'), which mandate detailed quality assurance and record-keeping procedures. In conjunction therewith, the Company is subject to unscheduled periodic regulatory inspections. The Company believes it is in substantial compliance with GMP regulations.

     The Company also is subject to foreign regulatory authorities governing human clinical trials and pharmaceutical/medical device sales that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained before products may be marketed in those countries. The approval process varies from country to country, and the time required may be longer or shorter than that required for FDA approval.

     The procedures described above involve expenditures of considerable resources and usually result in a substantial time lag between the development of a new product and its introduction into the marketplace. There can be no assurance that all necessary approvals will be obtained, or that they will be obtained in a time frame that allows the product to be introduced for commercial sale in a timely manner. Furthermore, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after marketing has begun.

     Healthcare Facilities. The healthcare services industry is subject to substantial federal, state and local regulation. Government regulation affects the Company's business by controlling the use of its properties and controlling reimbursement for services provided. Licensing, certification and other applicable governmental regulations vary from jurisdiction to jurisdiction and are revised periodically.

     The Company's facilities must comply with the licensing requirements of federal, state and local health agencies and with the requirements of municipal building codes, health codes and local fire department codes. In granting and renewing a facility's license, a state health agency considers, among other things, the condition of the physical buildings and equipment, the qualifications of the administrative personnel and professional staff, the quality of professional and other services and the continuing compliance of such facility with applicable laws and regulations.

     Most states in which the Company operates or manages facilities have in effect certificate of need statutes. State certificate of need statutes provide, generally, that prior to the construction of new healthcare facilities, the addition of new beds or the introduction of a new service, a state agency must determine that a need exists for those facilities, beds or services. A certificate of need is generally issued for a specific maximum amount of expenditures or number of beds or types of services to be provided, and the holder is generally required to implement the approved project within a specific time period.

Certificate of need issuances for new facilities are extremely competitive, often with several applicants for a single certificate of need.

     Each Company owned or managed facility that is eligible (five of the six) is certified or approved as a provider under one or more of the Medicaid or Medicare programs. In order to receive Medicare reimbursement, each facility must meet the applicable conditions promulgated by the United States Department of Health and Human Services relating to the type of facility, its equipment, its personnel and its standards of patient care.

     The Social Security Act contains a number of provisions designed to ensure that services rendered to Medicare and Medicaid patients are medically necessary and meet professionally recognized standards. Those provisions include a requirement that admissions of Medicare and Medicaid patients to healthcare facilities must be reviewed in a timely manner to determine the medical necessity of the admissions. In addition, the Peer Review Improvement Act of 1982 provides that a healthcare facility may be required by the federal government to reimburse the government for the cost of Medicare-paid services determined by a peer review organization to have been medically unnecessary.

     Various state and federal laws regulate the relationships between providers of healthcare services and physicians. Among these laws are the Medicare and Medicaid Anti-Fraud and Abuse Amendments to the Social Security Act, which prohibit individuals or entities participating in the Medicare or Medicaid programs from knowingly and willfully offering, paying, soliciting or receiving remuneration in order to induce referrals for items or services reimbursed under those programs.

     In addition, specific laws exist that regulate certain aspects of the Company's business, such as the commitment of patients to psychiatric hospitals and disclosure of information regarding patients being treated for chemical dependency. Many states have adopted a 'patient's bill of rights' which sets forth standards for dealing with issues such as use of the least restrictive treatment, patient confidentiality, patient access to telephones, mail and legal counsel and requiring the patient to be treated with dignity.

     Healthcare Reform. On October 27, 1993, President Clinton delivered his Administration's proposal for national health care reform to Congress. This complex proposal contains provisions designed to control and reduce growth in public and private spending on health care and to reform the payment methodology for health care goods and services by both the public (Medicare and Medicaid) and private sectors, including overall limitations on future growth in spending for health care benefits and the provision of universal access to health care. Currently, there are pending before Congress several competing health care reform proposals which, through varying mechanisms and methodologies, are also intended to control or reduce public and private spending on health care. It is uncertain which, if any, of these proposals will be adopted by Congress or what actions federal, state or private payors for health care goods and services may take in response thereto. The Company cannot yet predict the effect such reforms or the prospect of their enactment may have on the business of the Company and its subsidiaries. Accordingly, no assurance can be given that the same will not have a material adverse effect on the Company's revenues, earnings or cash flows.

RAW MATERIALS

     In general, raw materials required by CooperVision consist of various polymers as well as packaging materials. Alternative sources of all of these materials are available. Raw materials used by CooperSurgical or its suppliers are generally available from a variety of sources. Products manufactured for CooperSurgical are generally available from more than one source. However, because some products require specialized manufacturing procedures,
CooperSurgical could experience inventory shortages if an alternative manufacturer had to be secured on short notice.

MANUFACTURING

     CooperVision manufactures products in the United States and Canada. CooperSurgical manufactures products in the United States and Europe.

     Pursuant to a supply agreement entered into in May 1989 and subsequently amended between the Company and Pilkington plc, the buyer of the Company's contact lens business outside of the United

States and Canada, CooperVision purchases certain of its product lines from Pilkington plc (see Note 14)(1). These purchased lenses represented approximately 28%, 31% and 40% of the total number of lenses sold by the Company in fiscal 1993, 1992 and 1991, respectively.

MARKETING AND DISTRIBUTION

     Healthcare Products. In the United States and Canada, CooperVision markets its products through its field sales representatives, who call on ophthalmologists, optometrists, opticians and optical chains. In the United States, field sales representatives also call on distributors.

     CVP's line of generic pharmaceuticals is sold directly to wholesalers and distributors through an independent contract sales force and by the sales forces of CooperVision and CoastVision.

     CooperSurgical's LEEP'tm', Frigitronics'r', hysteroscopy and endoscopy products are marketed worldwide by a network of independent sales representatives and distributors. In the United States, CooperSurgical, as a principal method of increasing physician awareness of its products, conducted teaching seminars in fiscal 1993. Euro-Med instruments and systems, as well as certain LEEP'tm' disposable products, are marketed through direct mail catalog programs.

     Healthcare Facilities. HGA's marketing concept aims to position each psychiatric facility as the provider of the highest quality mental health services in its marketplace. HGA employs a combination of general advertising, toll-free 'help lines', community education programs and facility-based continuing education programs to underscore the facility's value as a mental health resource center. HGA's marketing emphasizes discrete programs for select illnesses or disorders because of its belief that marketing a generic product without program differentiation will not generate the interest of, or be of value to, a referral source seeking treatment for specific disorders. Referral sources include psychiatrists, other physicians, psychologists, social workers, school guidance counselors and the police, courts, clergy, care-provider organizations and former patients.

PATENTS, TRADEMARKS AND LICENSING AGREEMENTS

     TCC owns or licenses a variety of domestic and foreign patents which, in the aggregate, are material to its businesses. CooperVision is a party to a licensing agreement under which it holds a perpetual, royalty free, nonexclusive right to make, have made and sell contact lenses utilizing a polymer owned by a third party. CooperVision's ability to utilize that polymer is material to its business. Unexpired terms of TCC's United States patents range from less than one year to a maximum of 17 years. CVP has the exclusive license to the U.S. patent for the use of Class I calcium channel blockers as agents to reduce intraocular pressure in ocular hypertensive conditions including glaucoma. In addition, CVP has filed and/or is in the process of filing additional U.S. and international patent applications.

     As indicated in the references to such products in this Item 1, the names of certain of TCC's products are protected by trademark registration in the United States Patent and Trademark Office and, in some instances, in foreign trademark offices as well. Applications are pending for additional trademark registrations. TCC considers these trademarks to be valuable because of their contribution to the market identification of its various products.

DEPENDENCE UPON CUSTOMERS

     At this time, no material portion of TCC's businesses is dependent upon any one customer or upon any one affiliated group of customers.

- ------------
(1) All references to Note numbers shall constitute the incorporation by reference of the text of the specific Note contained in the Notes to Consolidated Financial Statements of the Company located in Item 8 into the Item number in which it appears.

GOVERNMENT CONTRACTS

     No material portion of TCC's businesses is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

COMPETITION

     No single company competes with the Company in all of its industry segments; however, each of TCC's business segments operates within a highly competitive environment. Competition in the healthcare industry revolves around the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of illness or disease. TCC competes primarily on the basis of product quality, technological benefit, service and reliability, as perceived by medical professionals.

     Healthcare Products. Numerous companies are engaged in the development and manufacture of contact lenses and ophthalmic pharmaceuticals. CooperVision competes primarily on the basis of product quality, service and reputation among medical professionals and by its participation in specialty niche markets. It has been, and continues to be, the sponsor of clinical lens studies intended to generate information leading to the improvement of CooperVision's lenses from a medical point of view. Major competitors have greater financial resources and larger research and development and sales forces than CooperVision. Furthermore, many of these competitors offer a greater range of contact lenses, plus a variety of other eye care products, which gives them a competitive advantage in marketing their lenses.

     In the surgical segment, competitive factors are technological and scientific advances, product quality, price and effective communication of product information to physicians and hospitals. CooperSurgical believes that it benefits, in part, from the technological advantages of certain of its products and from the ongoing development of new medical procedures, which creates a market for equipment and instruments specifically tailored for use in such new procedures. CooperSurgical competes by focusing on distinct niche markets and supplying medical personnel working in those markets with equipment, instruments and disposable products that are high in quality and that, with respect to certain procedures, enable a medical practitioner to obtain from one source all of the equipment, instruments and disposable products required to perform such procedure. As CooperSurgical develops products to be used in the performance of new medical procedures, it offers training to medical professionals in the performance of such procedures. CooperSurgical competes with a number of manufacturers in each of its niche markets, including larger manufacturers that have greater financial and personnel resources and sell a substantially larger number of product lines.

     Healthcare Facilities. In most areas in which HGA operates, there are other psychiatric facilities that provide services comparable to those offered by HGA's facilities. Some of those facilities are owned by governmental organizations, not-for-profit organizations or investor-owned companies having substantially greater resources than HGA and, in some cases, tax-exempt status. Psychiatric facilities frequently draw patients from areas outside their immediate locale, therefore, HGA's psychiatric facilities compete with both local and distant facilities. In addition, psychiatric facilities also compete with psychiatric units in acute care hospitals. HGA's strategy is to develop high quality programs designed to target specific disorders and to retain a highly qualified professional staff.

BACKLOG

     TCC does not consider backlog to be a material factor in its businesses.

SEASONALITY

     HGA's psychiatric facilities experience a decline in occupancy rates during the summer months when school is not in session and during the year-end holiday season. No other material portion of TCC's businesses is seasonal.

COMPLIANCE WITH ENVIRONMENTAL LAWS

     Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, do not currently have a material effect upon TCC's capital expenditures, earnings or competitive position.

WORKING CAPITAL

     TCC's businesses have not required any material working capital arrangements in the past five years. In light of the substantial reduction in TCC's cash items and temporary investments and the net cash outflow still anticipated by the Company, the Company is considering a variety of alternatives to obtain funds through borrowings or other financings or sales of assets. See
Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity.'

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

     Note 16 sets forth financial information with respect to TCC's business segments and sales in different geographic areas.

EMPLOYEES

     On October 31, 1993, TCC and its subsidiaries employed approximately 970 persons. In addition, HGA's psychiatric facilities are staffed by licensed physicians who have been admitted to the medical staff of an individual facility. Certain of those physicians are not employees of HGA. TCC believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     The following are TCC's principal facilities as of December 31, 1993:

                                                                  APPROXIMATE    APPROXIMATE
                                                                  FLOOR AREA        ANNUAL          LEASE
              LOCATION                        OPERATIONS           (SQ. FT.)         RENT         EXPIRATION
- -------------------------------------   -----------------------   -----------    ------------   --------------
United States
     Fort Lee, NJ....................   Executive Offices            11,000        $230,000     Feb. 2005
     Pleasanton, CA..................   Offices                      14,000        $198,000     Sept. 1995
     Chicago, IL.....................   Psychiatric Hospital         74,000      Owned in fee   N/A(1)
     New Castle, DE..................   Psychiatric Hospital         45,000      Owned in fee   N/A(1)
     Mt. Holly, NJ...................   Learning Facility            22,000        $235,000     Aug. 1996
     Rancocas, NJ....................   Psychiatric Hospital         65,000      Owned in fee   N/A(1)
     Wayne, PA.......................   Offices                       4,000        $61,000      Jan. 1996
     Huntington Beach, CA............   Offices, distribution        13,000        $95,000      June 1998
                                        Research, development        21,000        $214,000     May 1995
                                          and manufacturing
     Fairport, NY....................   Administrative offices       15,000        $237,000     March 1997
                                          and marketing
     Rochester, NY...................   Distribution and              6,750        $45,000      March 1995(2)
                                          warehouse facilities
     Scottsville, NY.................   Manufacturing,               20,000      Owned in fee   N/A
                                          distribution and
                                          warehouse facilities

                                                  (table continued on next page)

(table continued from previous page)

                                                                  APPROXIMATE    APPROXIMATE
                                                                  FLOOR AREA        ANNUAL          LEASE
              LOCATION                        OPERATIONS           (SQ. FT.)         RENT         EXPIRATION
- -------------------------------------   -----------------------   -----------    ------------   --------------
     Shelton, CT.....................   Manufacturing, research      25,000        $225,000     Dec. 2001
                                          and development,
                                          distribution and
                                          warehouse facilities
Canada
     Markham, Ont....................   Offices, manufacturing       13,000        $77,000      Feb. 1995
                                          distribution and
                                          warehouse facilities

- ------------
(1) Outstanding loans totaling $13,718,000 as of October 31, 1993, were secured by these properties.
(2) Does not include optional renewal periods.

     The Company believes its properties are suitable and adequate for its businesses.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a defendant in a number of legal actions relating to its past or present businesses in which plaintiffs are seeking damages.

     On November 10, 1992, the Company was charged in an indictment (the 'Indictment'), filed in the United States District Court for the Southern District of New York, with violating federal criminal laws relating to a 'trading scheme' by Gary A. Singer, a former Co-Chairman of the Company (who went on a leave of absence on May 28, 1992, begun at the Company's request, and who subsequently resigned on January 20, 1994), and others, including G. Albert Griggs, Jr., a former analyst with The Keystone Group, Inc., and John D. Collins II, to 'frontrun' high yield bond purchases by the Keystone Custodian Funds, Inc., a group of mutual funds. The Company was named as a defendant in 10 counts. Gary Singer was named as a defendant in 24 counts, including violations of the Racketeer Influenced and Corrupt Organizations Act and the mail and wire fraud statutes (including defrauding the Company by virtue of the 'trading scheme,' by, among other things, transferring profits on trades of DR Holdings, Inc. 15.5% bonds (the 'DR Holdings Bonds') from the Company to members of his family during fiscal 1991), money laundering, conspiracy, and aiding and abetting violations of the Investment Advisers Act of 1940, as amended (the 'Investment Advisers Act'), by an investment advisor.

     On January 13, 1994, the Company was found guilty on six counts of mail fraud and one count of wire fraud based upon Mr. Singer's conduct, but acquitted of charges of conspiracy and aiding and abetting violations of the Investment Advisers Act. Mr. Singer was found guilty on 21 counts. One count against Mr. Singer and the Company was dismissed at trial and two counts against Mr. Singer relating to forfeiture penalties were resolved by stipulation between the government and Mr. Singer. Sentencing is scheduled for March 25, 1994. The maximum penalty which could be imposed on the Company is the greater of (i) $500,000 per count, (ii) twice the gross gain derived from the offense or (iii) twice the gross loss suffered by the victim of the offense, and a $200 special assessment. In addition to the penalties described in (i), (ii) or (iii), the Court could order the Company to make restitution. The Company is considering its options, including filing an appeal of its conviction. Mr. Singer's attorney has advised the Company that Mr. Singer intends to appeal his conviction. Although the Company may be obligated under its Certificate of Incorporation to advance the costs of such appeal, the Company and Mr. Singer have agreed that Mr. Singer will not request such advances, but that he will reserve his rights to indemnification in the event of a successful appeal.

     Also on November 10, 1992, the SEC filed a civil Complaint for Permanent Injunction and Other Equitable Relief (the 'SEC Complaint') in the United States District Court for the Southern District of New York against the Company, Gary
A. Singer, Steven G. Singer (the Company's Executive Vice President and Chief Operating Officer and Gary Singer's brother), and, as relief defendants, certain persons related to Gary and Steven Singer and certain entities in which they and/or those related persons have an interest. The SEC Complaint alleges that the Company and Gary and Steven Singer violated various provisions of the Securities Exchange Act of 1934, as amended (the 'Securities Exchange Act'), including certain of its antifraud and periodic reporting provisions, and aided and abetted violations of the Investment Company Act, and the Investment Advisors Act, in connection with the 'trading scheme' described in the preceding paragraphs. The SEC Complaint further alleges, among other things, federal securities law violations (i) by the Company and Gary Singer in connection with an alleged manipulation of the trading price of the Company's 10 5/8% Convertible Subordinated Reset Debentures due 2005 (the 'Debentures') to avoid an interest rate reset allegedly required on June 15, 1991 under the terms of the Indenture governing the Debentures, (ii) by Gary
Singer in allegedly transferring profits on trades of high yield bonds (including those trades in the DR Holdings Bonds which were the subject of certain counts of the Indictment of which Mr. Singer was found guilty) from the Company to members of his family and failing to disclose such transactions to the Company and (iii) by the Company in failing to disclose publicly on a timely basis such transactions by Gary Singer. The SEC Complaint asks that the Company and Gary and Steven Singer be enjoined permanently from violating the antifraud, periodic reporting and other provisions of the federal securities laws, that they disgorge the amounts of the alleged profits received by them pursuant to the alleged frauds (stated in the SEC's Litigation Release No. 13432 announcing the filing of the SEC Complaint as being $1,296,406, $2,323,180 and $174,705, respectively), plus interest, and that they each pay appropriate civil monetary penalties. The SEC Complaint also seeks orders permanently prohibiting Gary and Steven Singer from serving as officers or directors of any public company and disgorgement from certain Singer family members and entities of amounts representing the alleged profits received by such defendants pursuant to the alleged frauds. In February 1993, the court granted a motion staying all proceedings in connection with this matter pending completion of the criminal case. On January 24, 1994, the Court lifted the stay and directed the defendants to file answers to the SEC Complaint within 30 days. The Company is currently involved in settlement negotiations with the SEC. At this time, there can be no assurances these negotiations will be successfully concluded.

     The imposition of monetary penalties upon the Company as a result of the criminal convictions or in connection with the matters alleged in the SEC Complaint, as well as the incurrence of any additional defense costs, could exacerbate, possibly materially, the Company's liquidity problems and its need to raise funds. See Item 7 -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

     Copies of the Indictment and the SEC Complaint were attached as exhibits to the Company's Current Report on Form 8-K, dated November 16, 1992, filed with the SEC.

     The Company is named as a nominal defendant in a shareholder derivative action entitled Harry Lewis and Gary Goldberg v. Gary A. Singer, Steven G. Singer, Arthur C. Bass, Joseph C. Feghali, Warren J. Keegan, Robert S. Holcombe and Robert S. Weiss, which was filed on May 27, 1992 in the Court of Chancery, State of Delaware, New Castle County. On May 29, 1992, another plaintiff, Alfred Schecter, separately filed a derivative complaint in Delaware Chancery Court that was essentially identical to the Lewis and Goldberg complaint. Lewis and Goldberg later amended their complaint, and the Delaware Chancery Court thereafter consolidated the Lewis and Goldberg and Schecter actions as In re The Cooper Companies, Inc. Litigation, Consolidated C.A. 12584, and designated Lewis and Goldberg's amended complaint as the operative complaint (the 'First Amended Derivative Complaint'). The First Amended Derivative Complaint alleges that certain directors of the Company and Gary A. Singer, as Co-Chairman of the Board of Directors, caused or allowed the Company to be a party to the 'trading scheme' that was the subject of the Indictment. The First Amended Derivative Complaint also alleges that the defendants violated their fiduciary duties to the Company by not vigorously investigating the allegations of securities fraud. The First Amended Derivative Complaint requests that the Court order the defendants (other than the Company) to pay damages and expenses to the Company and certain of the defendants to disgorge their profits to the Company. On October 16, 1992, the defendants moved to dismiss the First Amended Derivative Complaint on grounds that such Complaint fails to comply with Delaware Chancery Court Rule 23.1 and that Count III of the First Amended Derivative Complaint fails to state a claim. The Company has been advised by the individual directors named as defendants that they believe they have meritorious defenses to this lawsuit and intend vigorously to defend against the allegations in the First Amended Derivative Complaint.

     The Company was named as a nominal defendant in a purported shareholder derivative action entitled Bruce D. Sturman v. Gary A. Singer, Steven G. Singer, Brad C. Singer, Martin Singer, John D. Collins II, Back Bay Capital, Inc., G. Albert Griggs, Jr., John and Jane Does 1-10 and The Cooper Companies, Inc., which was filed on May 26, 1992 in the Supreme Court of the State of New York, County of New York. The plaintiff, Bruce D. Sturman, a former officer and director of the Company, alleged that Gary A. Singer, as Co-Chairman of the Board of Directors, and various members of the Singer family caused the Company to make improper payments to alleged third-party co-conspirators, Messrs. Griggs and Collins, as part of the 'trading scheme' that was the subject of the Indictment. The complaint requested that the Court order the defendants (other than the Company) to pay damages and expenses to the Company, including reimbursement of payments made by the Company to Messrs. Collins and Griggs, and to disgorge their profits to the Company. Pursuant to its decision and order, filed August 17, 1993, the Court dismissed this action under New York Civil Practice Rule 327(a). On September 22, 1993, the plaintiff filed a Notice of Appeal.

     The Company was named in an action entitled Bruce D. Sturman v. The Cooper Companies, Inc. and Does 1-100, Inclusive, first brought on July 24, 1992 in the Superior Court of the State of California, Los Angeles, County. Mr. Sturman alleged that his suspension from his position as Co-Chairman of the Board of Directors constituted, among other things, an anticipatory breach of his employment agreement. On May 14, 1993, Mr. Sturman filed a First Amended Complaint in the Superior Court of the State of California, County of Alameda, Eastern Division, the jurisdiction to which the original case had been transferred. In the Amended Complaint, Mr. Sturman alleged that by first suspending and then terminating him from his position as Co-Chairman, the Company breached his employment agreement, violated provisions of the California Labor Code, wrongfully terminated him in violation of public policy, breached its implied covenant of good faith and fair dealing, defamed him, invaded his privacy and intentionally inflicted emotional distress, and was otherwise fraudulent, deceitful and negligent. The Amended Complaint seeks declaratory relief, damages in the amount of $5,000, treble and punitive damages in an unspecified amount, and general, special and consequential damages in the amount of at least $5,000,000. In March 1993, the Court ordered a stay of all discovery in this action until further order of the Court and thereafter scheduled a conference for January 14, 1994 to review the status of the stay. The Court subsequently modified the stay to permit the taking of the deposition of one witness who will not be available to testify at trial. On September 24, 1993, Mr. Sturman filed a Second Amended Complaint, setting forth the same material allegations and seeking the same relief and damages as set forth in the First Amended Complaint. On January 7, 1994, the Company filed an Answer, generally denying all of the allegations in the Second Amended Complaint, and also filed a Cross-Complaint against Mr. Sturman. In the Cross-Complaint, the Company alleges that Mr. Sturman's conduct constituted a breach of his employment agreement with the Company as well as a breach of his fiduciary duty to the Company, that Mr. Sturman misrepresented and failed to disclose certain material facts to the Company and converted certain assets of the Company to his personal use and benefit. The Cross-Complaint seeks compensatory and punitive damages in an unspecified amount. On January 14, 1994, the Court continued in place the stay on all discovery and scheduled a case management conference for February 10, 1994 to review the status of the stay. Based on management's current knowledge of the facts and circumstances surrounding Mr. Sturman's termination, the Company believes that it has meritorious defenses to this lawsuit and intends to defend vigorously against the allegations in the Second Amended Complaint.

     In two virtually identical actions, Frank H. Cobb, Inc. v. The Cooper Companies, Inc., et al., and Arthur J. Korf v. The Cooper Companies, Inc., et al., class action complaints were filed in the United States District Court for the Southern District of New York in August 1989, against the Company and certain individuals who served as officers and/or directors of the Company after June 1987. In their Fourth Amended Complaint filed in September 1992, the plaintiffs allege that they are bringing the actions on their own behalf and as class actions on behalf of a class consisting of all persons who purchased or otherwise acquired shares of the Company's common stock during the period May 26, 1988 through February 13, 1989. The amended complaints seek an undetermined amount of compensatory damages jointly and severally against all defendants. The complaints, as amended, allege that the defendants knew or recklessly disregarded and failed to disclose to the investing public material adverse information about the Company. Defendants are accused of having allegedly failed to disclose, or delayed in disclosing, among other things: (a) that the allegedly real reason the Company announced on May 26, 1988 that it was dropping a proposed merger with Cooper Development Company, Inc. was because the Company's banks were opposed to the merger; (b) that the proposed sale of Cooper Technicon, Inc., a former subsidiary of the Company, was not pursuant to a definitive sales agreement but merely an option; (c) that such option required the approval of the Company's debentureholders and preferred stockholders; (d) that the approval of such sale by the Company's debentureholders and preferred stockholders would not have been forthcoming absent extraordinary expenditures by the Company; and
(e) that the purchase agreement between the Company and Miles, Inc. for the sale of Cooper Technicon, Inc. included substantial penalties to be paid by the Company if the sale was not consummated within certain time limits and that the sale could not be consummated within those time limits. The amended complaints further allege that the defendants are liable for having violated Section 10(b) of the Securities Exchange Act and Rule 10(b)-5 thereunder and having engaged in common law fraud. Based on management's current knowledge of the facts and circumstances surrounding the events alleged by plaintiffs as giving rise to their claims, the Company believes that it has meritorious defenses to these lawsuits and intends vigorously to defend against the allegations in the amended complaints. The parties have engaged in preliminary settlement negotiations; however, there can be no assurances that these discussions will be successfully concluded.

     On September 2, 1993, a patent infringement complaint was filed against the Company in the United States District Court for the District of Nevada captioned Steven P. Shearing v. The Cooper Companies, Inc. On or about that same day, the plaintiff filed twelve additional complaints, accusing at least fourteen other defendants of infringing the same patent. The patent in these suits covers a specific method of implanting an intraocular lens into the eye. Until February 1989, the Company manufactured intraocular lenses and ophthalmic instruments, but did not engage in the implantation of such lenses. Subsequent to February 1989, the Company was not involved in the manufacture, marketing or sale of intraocular lenses. The Company denies the material allegations of Shearing's complaint and will vigorously defend itself.

     The Company is a defendant in more than 2,600 breast implant lawsuits pending in federal district courts and state courts, some of which purport to be class actions, relating to the mammary prosthesis (breast implant) business of its former wholly-owned subsidiaries, Aesthetech Corporation ('Aesthetech'), the manufacturer, and Natural Y Surgical Specialities, Inc. ('Natural Y'), the distributor, of polyurethane foam covered, silicone gel-filled breast implants, which subsidiaries were sold to Medical Engineering Corporation ('MEC'), a wholly-owned subsidiary of Bristol-Myers Squibb Company ('BMS') on December 14, 1988.

     The plaintiffs in the breast implant lawsuits generally claim to have been injured by breast implants allegedly manufactured and/or sold by Aesthetech, Natural Y or MEC. The ailments typically alleged include autoimmune disorders, scleroderma, chronic fatigue syndrome and vascular and neurological complications, as well as, in some cases, a fear of cancer. A small percentage of lawsuits allege that plaintiffs are suffering from cancer, allegedly caused by the component parts of the implants, including the alleged breakdown of polyurethane foam used to cover the implants. In most cases, other defendants are named in addition to the Company, Aesthetech, Natural Y, MEC and BMS, including, in many cases, implanting surgeons and the suppliers of the silicone and polyurethane products used in the manufacture of the breast implants.

     On October 29, 1992, the Delaware Chancery Court in Medical Engineering Corporation and Bristol-Myers Squibb Company v. The Cooper Companies, Inc. ruled that, as between BMS and MEC, on the one hand, and the Company, on the other, the Company is responsible for product liability claims and obligations relating to breast implants sold by Natural Y before December 14, 1988, irrespective of when the claims are brought. On September 28, 1993, the Company entered into an agreement with MEC (the 'MEC Agreement') settling this litigation between the Company and BMS and MEC. Pursuant to the MEC Agreement, MEC has agreed, subject to limited exceptions, to take responsibility for all legal fees and other costs, and to pay all judgments and settlements, resulting from all pending and future claims in respect of breast implants sold by Aesthetech and Natural Y prior to their acquisition by MEC (including the above-mentioned lawsuits), and the Company has withdrawn its appeal of the Delaware Chancery Court decision and agreed, among other things, to make certain payments to MEC. Pursuant to the terms of the MEC Agreement, MEC could have terminated the agreement if the exchange offer and consent solicitation (the 'Exchange Offer and Solicitation') relating to its Debentures (or an alternative restructuring of the Debentures or other amendment, forebearance or waiver with respect to the Debentures) was not completed on terms satisfactory to the Company by February 1, 1994. The Exchange Offer and Solicitation was completed on January 6, 1994. See Item 7 -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources and Liquidity' and Notes 14 and 19.

     The Company was named as a defendant in a civil action entitled Site Microsurgical Systems v. The Cooper Companies, Inc. filed in the United States District Court of Delaware on November 13, 1990. The plaintiff alleged that the Company infringed one of its U.S. patents through sales by the CooperVision Surgical Division ('CVS') of certain cassettes and systems utilizing such cassettes prior to the sale of CVS in February, 1989. The Company denied the plaintiff's allegations and counterclaimed for a Declaratory Judgment of non-infringement and invalidity of the plaintiff's patent-in-suit. This lawsuit was settled in October 1993. Pursuant to the settlement, the Company made a cash payment to the plaintiff and the parties terminated a generic ophthalmic pharmaceutical supply agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 1993 Annual Meeting of Stockholders was held on September 14, 1993.

     Eight individuals were nominated to serve as directors of the Company. Information with respect to votes cast for or against such nominees is set forth below:

DIRECTOR                                                            VOTES FOR     VOTES AGAINST
- -----------------------------------------------------------------   ----------    -------------
Joseph C. Feghali................................................   27,101,216       964,518
Mark A. Filler...................................................   27,301,126       764,508
Michael H. Kalkstein.............................................   27,300,919       764,815
Donald Press.....................................................   27,329,289       736,445
Steven Rosenberg.................................................   27,312,795       752,939
Allan E. Rubenstein..............................................   27,301,856       763,878
Mel Schnell......................................................   27,322,653       743,081
Robert S. Weiss..................................................   27,269,662       796,072

     On June 14, 1993, the Company acquired from Cooper Life Sciences, Inc. ('CLS') 160,600 shares of its Senior Exchangeable Redeemable Restricted Voting Preferred Stock ('SERPS'), constituting all of the Company's then outstanding SERPS, together with all rights to any dividends thereon, in exchange for 345 shares of a newly created series of preferred stock of the Company, designated Series B Preferred Stock (the 'Series B Preferred Stock'), having a par value of $.10 per share and a liquidation preference of $10,000 per share. The stockholders of the Company were asked to approve conversion rights on such Series B Preferred Stock, whereby such shares would be convertible, at the option of CLS, into an aggregate of 3,450,000 shares of common stock of the Company (subject to customary antidilution adjustments). The proposal to approve conversion rights of the Series B Preferred Stock was approved by a vote of 17,741,096 shares in favor, with 600,364 shares voted against and 409,155 shares abstaining. 9,315,119 shares present at the meeting for the purpose of establishing a quorum were ineligible to vote on the proposal. The shares of Series B Preferred Stock, if any, issued in payment of dividends on the Series B Preferred Stock will be convertible into one share of common stock for each $1.00 of liquidation preference of such Series B Preferred Stock (subject to customary antidilution adjustments). The Company also has the right to compel conversion of Series B Preferred Stock at any time after (i) the average of the closing sale prices for the common stock on its principal trading market on the trading days during any period of 90 consecutive calendar days is at least $1.375 and (ii) on at least 80% of the trading days during such period, the closing sale price is at least $1.375.

     Stockholders were also asked to ratify the appointment of KPMG Peat Marwick as independent certified public accountants for the Company for the fiscal year which ended October 31, 1993. A total of 27,694,165 shares were voted in favor of the ratification, 291,596 shares were voted against it and 79,973 shares abstained.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on The New York Stock Exchange, Inc. and the Pacific Stock Exchange Incorporated. No cash dividends were paid with respect to the common stock in fiscal 1993 or 1992.

     The Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions of the Company's SERPS, which were retired in exchange for the Series B Preferred Stock on June 14, 1993, as indicated in Item 4 above, prohibited the payment of cash dividends on the Company's common stock unless certain conditions, which the Company did not meet, were met.

     The Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions of the Series B Preferred Stock prohibits the payment of cash dividends on the Company's common stock unless the full amount of cumulative dividends on the Series B Preferred Stock have been declared and paid in full or contemporaneously are paid through the most recent dividend payment date. Dividends on the Series B Preferred Stock do not begin to accrue until June 14, 1994.

     The Indenture, dated as of March 1, 1985, governing the Company's Debentures, as amended by the First Supplemental Indenture dated as of June 29, 1989 and the Second Supplemental Indenture dated as of January 6, 1994, and the Indenture dated as of January 6, 1994 governing the Company's 10% Senior Subordinated Secured Notes due 2003 (collectively, the 'Indentures'), permit the payment of cash dividends on the Series B Preferred Stock but prohibit the payment of cash dividends on the Company's common stock unless (i) no defaults exist or would exist under the Indentures, (ii) the Company's Cash Flow Coverage Ratio (as defined in the Indentures) for the most recently ended four full fiscal quarters has been at least 1.5 to 1, and (iii) such cash dividend, together with the aggregate of all other Restricted Payments (as defined in the Indentures), is less than the sum of 50% of the Company's cumulative net income plus the proceeds of certain sales of the Company's or its subsidiaries' capital stock subsequent to February 1, 1994. The Company does not anticipate, in the foreseeable future, being able to satisfy the foregoing test and, therefore, does not anticipate being able to pay cash dividends on its common stock in the foreseeable future.

     The ability of the Company to declare and pay dividends is also subject to restrictions set forth in the Delaware General Corporation Law (the 'Delaware GCL'). As a general rule, a Delaware corporation may pay dividends under the Delaware GCL either out of its 'surplus,' as defined in the Delaware GCL, or, subject to certain exceptions, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Even if the Company were to satisfy the requirements in the Indentures for the payment of cash dividends on the Company's common stock, the Company's ability to pay cash dividends will depend upon whether the Company satisfies the requirements of the Delaware GCL at the time any such proposed dividend is declared.

     CLS filed Amendment No. 2 to its Schedule 13D stating that it owns and has sole voting and dispositive power with respect to 4,850,000 shares of the Company's common stock as of June 12, 1992. On June 14, 1993, CLS acquired 345 shares of Series B Preferred Stock which are convertible into 3,450,000 shares of common stock. In addition, the Company had been advised that, as of December 15, 1993, Moses Marx, the beneficial owner of approximately 22% of the outstanding stock of CLS, beneficially owned 1,126,000 shares (or approximately 3.7%) of the Company's common stock and $4,500,000 principal amount of Debentures, or approximately 11.4% of the aggregate principal amount thereof, and that United Equities Company ('United Equities'), a brokerage firm owned by Mr. Marx, held approximately $3,706,000 principal amount of Debentures or approximately 9.4% of the aggregate principal amount of Debentures outstanding, in its trading account. Mr. Marx and United Equities tendered all of their Debentures in the Exchange Offer and Solicitation (although not all of their Debentures were accepted, due to proration), and the Company is not aware of either Mr. Marx's or United Equities' current holdings of the Company's securities. Although the Company takes no position as to whether Mr. Marx and United Equities are 'affiliates' of the Company, the Company has not treated Mr. Marx or United Equities as affiliates for purposes of the Company's Form 10-K.

     Other information called for by this Item is set forth in Note 17.

ITEM 6. SELECTED FINANCIAL DATA

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                         FIVE YEAR FINANCIAL HIGHLIGHTS

                                                                          YEARS ENDED OCTOBER 31,
                                                          -------------------------------------------------------
          SUMMARY OF CONSOLIDATED OPERATIONS                1993        1992        1991       1990        1989
- -------------------------------------------------------   --------    --------    --------    -------    --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Net service revenue....................................   $ 45,283    $ 19,406    $  --       $ --       $  --
Net sales of products..................................     47,369      43,873      35,524     48,206      52,795
                                                          --------    --------    --------    -------    --------
Net operating revenue..................................     92,652      63,279      35,524     48,206      52,795
                                                          --------    --------    --------    -------    --------
Cost of services provided..............................     42,754      17,353       --         --          --
Cost of products sold..................................     17,538      18,236      16,979     18,476      20,474
Research and development expense.......................      3,209       3,267       2,268      1,000       1,056
Selling, general and administrative expense............     49,382      44,600      45,627     41,663      49,964
Settlement of disputes.................................      6,350       4,498       --         --          --
Debt restructuring costs...............................      2,131       --          --         --          --
Costs associated with restructuring operations.........        451       --          --            70      (4,073)
Amortization of intangibles............................        772         742         946        341         270
Investment income, net.................................      1,615      14,254      12,268     16,152      14,789
Gain on sales of assets and businesses, net............        620       1,030       --         1,076       9,333
Other income (expense), net............................        174         772         574      1,226      (5,294)
Interest expense.......................................      6,129       6,697       7,148      8,999      22,412
                                                          --------    --------    --------    -------    --------
Loss from continuing operations before income taxes and
  extraordinary items..................................    (33,655)    (16,058)    (24,602)    (3,889)    (18,480)
Provision for (benefit of) income taxes................        417         100         201     (2,907)     (2,192)
                                                          --------    --------    --------    -------    --------
Loss from continuing operations before extraordinary
  items................................................    (34,072)    (16,158)    (24,803)      (982)    (16,288)
Loss on sale of discontinued operations, net of
  taxes................................................    (13,657)     (9,300)      --          (734)    (16,726)
                                                          --------    --------    --------    -------    --------
Loss before extraordinary items........................    (47,729)    (25,458)    (24,803)    (1,716)    (33,014)
Extraordinary items....................................        924         640       5,428     10,167      (3,786)
                                                          --------    --------    --------    -------    --------
Net income (loss)......................................    (46,805)    (24,818)    (19,375)     8,451     (36,800)
Less, dividend requirements on Senior
Exchangeable Redeemable Restricted Voting Preferred
  Stock................................................        320       1,804       2,325      5,451      12,263
                                                          --------    --------    --------    -------    --------
Net income (loss) applicable to common stock...........   ($47,125)   ($26,622)   ($21,700)   $ 3,000    ($49,063)
                                                          --------    --------    --------    -------    --------
                                                          --------    --------    --------    -------    --------
Net income (loss) per common share:
     Continuing operations.............................   ($1.13)      ($.64)     ($1.05)     ($.26)     ($1.22)
     Loss on sale of discontinued operations...........    (.45)       (.34)         --        (.03)      (.71)
     Loss before extraordinary items...................    (1.58)      (.98)       (1.05)      (.29)      (1.93)
     Extraordinary items...............................     .03         .02         .21         .41       (.16)
     Net income (loss) per common share................   ($1.55)      ($.96)      ($.84)      $.12      ($2.09)
     Cash dividends per common share...................   $  --       $  --       $  --       $ --       $  --
                                                          --------    --------    --------    -------    --------
                                                          --------    --------    --------    -------    --------
     Average number of common shares outstanding.......     30,377      27,669      25,878     24,895      23,484
                                                          --------    --------    --------    -------    --------
                                                          --------    --------    --------    -------    --------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                         FIVE YEAR FINANCIAL HIGHLIGHTS

                                                                              OCTOBER 31,
                                                        --------------------------------------------------------
           CONSOLIDATED FINANCIAL POSITION                1993        1992        1991        1990        1989
- -----------------------------------------------------   --------    --------    --------    --------    --------
                                                                             (IN THOUSANDS)
Current assets.......................................   $ 51,875    $119,282    $173,857    $197,061    $276,810
Property, plant and equipment, net...................     39,895      39,732       3,593       3,083       3,554
Marketable securities................................      --          --          --          3,824       --
Intangible assets, net...............................     16,285      10,083       8,843       6,177       --
Other assets.........................................      1,469       3,910       1,340       7,283       7,621
                                                        --------    --------    --------    --------    --------
     Total assets....................................   $109,524    $173,007    $187,633    $217,428    $287,985
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
Current liabilities..................................   $ 37,551    $ 52,988    $ 51,673    $ 45,202    $ 64,387
Senior and subordinated debt.........................     34,647      43,581      48,012      70,557     101,213
Other long-term debt.................................     13,430      15,010         645         306       1,670
Deferred taxes and other long-term liabilities.......     23,444      15,131      15,601      15,780      19,027
                                                        --------    --------    --------    --------    --------
     Total liabilities...............................    109,072     126,710     115,931     131,845     186,297
                                                        --------    --------    --------    --------    --------
Stockholders' equity.................................        452      46,297      71,702      85,583     101,688
                                                        --------    --------    --------    --------    --------
     Total liabilities and stockholders' equity......   $109,524    $173,007    $187,633    $217,428    $287,985
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     References to Note numbers herein are references to 'Notes to Consolidated Financial Statements' of the Company located in Item 8 herein.

CAPITAL RESOURCES & LIQUIDITY

Negative Trends and Recent Developments

     The Company has experienced substantial losses from continuing operations in each of the fiscal years ended October 31, 1989 through 1993. The aggregate loss from continuing operations before extraordinary items over that five year period was $92,303,000. The aggregate net loss applicable to common stock over that same period was $141,510,000. Cash items and temporary investments of the Company were $172,753,000 at October 31, 1990 and $16,857,000 at October 31,
1993. The losses experienced by the Company resulted in the Company's Adjusted Net Worth, as defined in the indenture (the 'Indenture') governing the Company's 10 5/8% Convertible Subordinated Reset Debentures due 2005 (the 'Debentures') declining to $24,580,000 at April 30, 1993, $10,965,000 at July 31, 1993 and
$452,000 at October 31, 1993. The Company experienced a material loss and had significant reductions in cash items, temporary investments and Adjusted Net Worth (as defined in the Indenture) during fiscal year 1993. As of October 31, 1993, the Company had cash and cash equivalents of $10,113,000, restricted cash of $306,000, and temporary investments of $6,438,000. (Cash equivalents are comprised of short-term income producing securities which are readily convertible into cash. Temporary investments at October 31, 1993 include approximately $2,000,000, based on market, of high yield, unrated or less than investment grade corporate debt securities.) The decrease of $27,965,000 in cash and cash equivalents since October 31, 1992, was due primarily to the payment of legal fees and liabilities resulting from settlement of disputes and product liability cases, including breast implant litigation (see Notes 7, 18 and 19), the acquisition of CoastVision (see Note 2) and payments for current operating expenses.

     As a result of the above-described decline in Adjusted Net Worth, the Company was required under a covenant contained in the Indenture to repurchase Debentures. (See Note 11, under 'Long-Term Debt,' for a description of such required repurchases.) The Company did not have the cash available to purchase Debentures as required by such covenant and was not complying with such requirement.

     On September 28, 1993, the Company reached an agreement (the 'MEC Agreement') with Medical Engineering Corporation ('MEC') and its parent, Bristol-Myers Squibb Company ('BMS'), which limited the Company's liability for breast implant litigation. Pursuant to the MEC Agreement, MEC agreed, subject to limited exceptions, to take responsibility for substantially all of the breast implant liability, and the Company agreed to pay MEC an aggregate amount of between $12,000,000 and $30,000,000 over ten years, the actual amount to be determined by the Company's net income before taxes in each of the years 1999 through 2003. In October 1993 the Company made an initial payment of $3,000,000 to MEC. See Note 14 for a discussion of the schedule of payments to be made to MEC and Note 18 for a description of the breast implant litigation and the MEC Agreement. The MEC Agreement provided that MEC could terminate the agreement if the Company's exchange offer and consent solicitation (the 'Exchange Offer and Solicitation') relating to its Debentures (or an alternative restructuring of the Debentures or other amendment, forbearance, or waiver with respect to the Debentures) was not completed on terms that were satisfactory to the Company by February 1, 1994.

     On January 6, 1994, the Company completed the Exchange Offer and Solicitation, the terms of which are described in Note 19, pursuant to which the Company issued approximately $22,000,000 aggregate principal amount of 10% Senior Subordinated Secured Notes due 2003 (the 'Notes') and paid approximately $4,350,000 in cash in exchange for approximately $30,000,000 aggregate principal amount of Debentures.

     In connection with the Exchange Offer and Solicitation, the Company amended the Indenture to, among other things, eliminate the covenant discussed above, with which the Company was not in compliance, requiring the Company to repurchase Debentures. The Company also obtained a waiver (the 'Waiver') of any and all Defaults and Events of Default (as such terms are defined in the

Indenture) that occurred or may have occurred prior to the expiration of the Exchange Offer and Solicitation at 5:00 p.m., Eastern Standard Time, on January 6, 1994 (the 'Expiration Date'), to ensure that the Debentures could not be accelerated based upon any actions, omissions or events (including the costs of Company's failure to comply with the above-described covenant and matters which are the subject of the Indictment of which the Company and/or Gary Singer were convicted and/or the SEC Complaint described in Note 18), whether known or unknown, that occurred or that may have occurred on or prior to the Expiration Date and that could have been construed to be Defaults or Events of Default (as defined in the Indenture).

     As a result of the consummation of the Exchange Offer and Solicitation, the Company has increased its operating and financial flexibility by rendering less onerous or eliminating various restrictions and obligations previously imposed by the Indenture. The Exchange Offer and Solicitation further benefited the Company by reducing the Company's total indebtedness and by decreasing the Company's future interest expense. However, the amendments to the terms of the Debentures also reduced the conversion price at which holders may convert Debentures into shares of the Company's common stock from $27.45 to $5.00 (which amount is still substantially in excess of the current price of the Company's common stock).

     The Company currently anticipates that, at least during fiscal 1994, it is likely to experience net cash outflows primarily as a result of continued legal and other costs associated with pending litigation, research and development costs of CVP and certain penalties that may be imposed upon the Company, as discussed below. Depending upon a variety of factors, the Company may need to raise funds through borrowings or other financings or sales of assets. As described in Note 18, the Company has been convicted of six counts of mail fraud and one count of wire fraud based upon the conduct of its former co-Chairman, Gary Singer. The maximum penalty which could be imposed on the Company is the greatest of $500,000 per count, twice the gross gain derived from each count or twice the gross loss suffered by the victim of each count and, in addition, the court could impose a fine equal to restitution. The Company is also the subject of the SEC complaint alleging violations of the federal securities laws by the Company, Gary Singer and Steven Singer (the Company's Executive Vice President and Chief Operating Officer and Gary Singer's brother), as described in Note 18. The imposition of any monetary penalties upon the Company as a result of the criminal convictions or in connection with the matters alleged in the SEC Complaint, as well as additional defense costs could exacerbate, possibly materially, the Company's liquidity problems and its need to raise funds. Given the Company's current financial condition, there can be no assurance that the Company will be successful in raising the funds which may be required. The Independent Auditors' report on the Company's consolidated financial statements located in Item 8 herein contains the following statement:

          'The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the past three fiscal years, the Company has suffered significant losses and negative cash flows. In addition, as discussed in Note 18 to the financial statements the Company is exposed to contingent liabilities related to a criminal conviction and a Securities and Exchange Commission action. Such losses, negative cash flows, and contingent liabilities raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.'

In light of the foregoing, even with the successful consummation of the Exchange Offer and Solicitation, and the limitation of the Company's liability for breast implant litigation by reason of the MEC Agreement, there can be no assurance that the Company will not face severe liquidity problems or that the Company could not be forced in the future to seek protection under the Bankruptcy Code.

Clinton Administration Health Care Reforms

     On October 27, 1993, President Clinton delivered his Administration's proposal for national health care reform to Congress. This complex proposal contains provisions designed to control and reduce growth in public and private spending on health care, to reform the payment methodology for health care goods and services by both the public (Medicare and Medicaid) and private sectors, including overall limitations on future growth in spending for health care benefits and the provision of universal access to health care. Currently, there are pending before Congress several competing health care reform proposals which, through varying mechanisms and methodologies, are also intended to control or reduce public and private spending on health care. It is uncertain which, if any, of these proposals will be adopted by Congress or what actions federal, state or private payors for health care goods and services may take in response thereto. The Company cannot yet predict the effect such reforms or the prospect of their enactment may have on the business of the Company and its subsidiaries. Accordingly, no assurance can be given that the same will not have a material adverse effect on the Company's revenues, earnings or cash flows.

Other

     As of October 31, 1993, the Company had a receivable of $500,000 plus accrued interest for escrow funds, all of which was collected by the Company in December 1993. In addition, during fiscal 1993, the Company collected an aggregate amount of $8,300,000, including interest of $418,000, on escrow funds.

RESULTS OF OPERATIONS

     Comparison of Each of the Years in the Three Year Period Ended October 31, 1993:

Net Service Revenue

     On May 29, 1992 the Company acquired Hospital Group of America, Inc. ('HGA'). HGA provides psychiatric and substance abuse treatment through three facilities that contain an aggregate of 269 licensed beds. The acquisition of HGA was accounted for as a purchase. Accordingly, the results of HGA's operations have been included in the Company's consolidated results from May 29, 1992. Also on May 29, 1992, PSG Management, Inc. ('PSG Management'), a subsidiary of the Company, entered into a management agreement with three indirect subsidiaries of Nu-Med, Inc. ('Nu-Med'), under which PSG Management is managing three additional hospitals owned by such subsidiaries which have a total of 220 licensed beds. Under the management agreement, PSG Management is to receive a management fee of $6,000,000 payable in equal monthly installments over the three-year term of the agreement. The management agreement is jointly and severally guaranteed by Nu-Med and its wholly-owned subsidiary PsychGroup, Inc. the parent of the contracting subsidiaries which own the managed facilities. On January 6, 1993, Nu-Med (but not any of its direct or indirect subsidiaries) filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Neither the Company nor any of its affiliates filed a proof of claim in the Nu-Med Chapter 11 proceeding, and the bar date (the time for filing proofs of claims) has past. However, none of the Nu-Med subsidiaries have filed under Chapter 11, and the Nu-Med subsidiaries have paid the management fee on a timely basis, although representatives of Nu-Med and its subsidiaries have alleged in writing that PSG Management has breached the management services agreement (which contention PSG Management vigorously disputes). Moreover, Nu-Med's Proposed Disclosure Statement to accompany its Second Amended Plan of Reorganization, filed with the United States Bankruptcy Court for the Central District of California, indicates that PsychGroup is commencing performance of certain administrative functions performed by PSG Management on a parallel basis.

     HGA derives virtually all of its revenue from patients referred for treatment on either an inpatient or outpatient basis for a variety of psychological and behavioral disorders. Virtually all patients are covered by insurance or by other third party reimbursement programs such as Medicare and Medicaid, which make payment to HGA.

     Revenue is affected by changes in the daily rates that HGA receives for providing its services and by the number of patient days in a given period. Patient days are a function of admissions and average length of stay. Consequently, pressures on revenues caused by the current industry trend towards increased managed care, with attendant decreases in daily rates and declines in the average length of stay must be offset by increasing the number of admissions in hospitals and by providing outpatient and other ancillary services outside of hospitals.

     Net service revenue consists of the following:

                                                                                      1993       1992*
                                                                                     -------    -------
                                                                                       (IN THOUSANDS)
Net patient revenue...............................................................   $43,283    $18,558
Management fees...................................................................     2,000        848
                                                                                     -------    -------
                                                                                     $45,283    $19,406
                                                                                     -------    -------
                                                                                     -------    -------

     Net patient revenue by major providers was as follows:

                                                                       1993                 1992*
                                                                ------------------    ------------------
                                                                AMOUNT     % TOTAL    AMOUNT     % TOTAL
                                                                -------    -------    -------    -------
                                                                         (DOLLARS IN THOUSANDS)
Commercial insurance.........................................   $15,081       35%     $ 7,153       38%
Medicare.....................................................     6,654       15%       3,360       18%
Medicaid.....................................................     4,353       10%         532        3%
Blue Cross...................................................     5,821       13%       3,677       20%
HMOs.........................................................     8,408       20%       2,275       12%
Other........................................................     2,966        7%       1,561        9%
                                                                -------    -------    -------    -------
                                                                $43,283      100%     $18,558      100%
                                                                -------    -------    -------    -------
                                                                -------    -------    -------    -------

- ------------

*  From May 29, 1992

     In recent years, forms of prospective reimbursement legislation have been proposed in various states but have not been enacted into law. If legislation based on the budgeted costs of individual hospitals were to be enacted in the future in one or more of the states in which HGA operates psychiatric facilities, it could have an adverse effect on HGA's business and earnings. In addition, the enactment of such legislation in states where HGA does not now operate could have a deterrent effect on the decision to acquire or establish facilities in such states.

Net Sales of Products

     The following table summarizes the increases and decreases in net sales of products for the Company's CVI and CooperSurgical ('CSI') business units over the three year period. Sales generated by the Company's CooperVision Pharmaceuticals unit ('CVP'), a start up business, were $570,000 in 1993, $46,000 in 1992 and $12,000 in 1991.

                                                                                          INCREASE (DECREASE)
                                                                    ----------------------------------------------------------------
                          BUSINESS UNIT                                     1993 VS. 1992                     1992 VS. 1991
- -----------------------------------------------------------------   ------------------------------    ------------------------------
     CVI.........................................................      $    4,303          15%           $      165           1%
     CSI.........................................................          (1,331)         (8)                8,150         104

1993 VS. 1992

     Net sales of CVI increased primarily due to the April 1, 1993 acquisition of CoastVision, Inc. ('CoastVision'), a manufacturer of custom toric contact lenses for use by patients with astigmatic vision. In 1993, CVI's sales mix continued to shift towards daily wear and frequent replacement products, as well as specialty products, and away from extended wear products. The Company expects this trend to continue and considers itself to be well positioned to compete successfully in specialty niches of the contact lens market, particularly with its Preference'tm' line of frequent replacement lenses and its line of custom toric lenses.

     Net sales of CSI declined primarily due to slower sales of its surgical systems launched in 1992 for use in the Loop Electrosurgical Excision Procedure ('LEEP'), which is used diagnostically and operatively in the treatment of cervical cancer and other indications in gynecology. This decline was partially offset by increased sales of the Company's LEEP disposable products and the launch of a line of instruments for various laparoscopic (minimally invasive) procedures. The acceptance of minimally invasive procedures and the expansion of the minimally invasive surgical market has provided continued customer demand for CSI's products. Such products are subject to substantial government regulation and to competition from a large number of competitors.

1992 VS. 1991

     Net sales of CVI were relatively flat reflecting the successful launch of the Preference'r' product line in the fourth quarter of 1991, continued growth in the Vantage'r' product line and a significant decline in sales returns during 1992. The positive impact of the foregoing was offset by lower average selling prices resulting from the Company's shift from direct sales to the use of distributors and erosion of the extended wear contact lens market in the United States. Net sales of CooperSurgical increased due to the expansion of the LEEP product line and the inclusion of a full year's results in 1992 vs. nine months in 1991 for the Euro-Med business.

     The percentage increases in consolidated net sales of products in 1993 (vs.
1992) and 1992 (vs. 1991) were 8% and 24%, respectively.

Cost of Services Provided

     Cost of services provided represents all of the operating costs incurred by HGA in generating its net patient revenue and management fee revenue. The results of subtracting cost of services provided from net service revenue is an operating profit of $2,529,000 or 5.6% net service revenue in 1993 and $2,053,000 or 10.6% of net service revenue in 1992. The decreased percentage of operating profit is primarily attributable to a lower than expected number of patient days at the hospitals operated by HGA, exacerbated by a deterioration of payor mix. Also in 1993, HGA incurred non-recurring charges of approximately $360,000 associated with severance and approximately $400,000 to write down certain governmental receivables.

Cost of Products Sold

     Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ('margin') was as follows:

                                                                                            MARGIN %
                                                                                      --------------------
                                                                                      1993    1992    1991
                                                                                      ----    ----    ----
CVI................................................................................    69      61      53
CSI................................................................................    49      54      51
CVP................................................................................    51      33      50
Consolidated.......................................................................    63      58      52

1993 VS. 1992

     Margin for CVI has increased due to the realization of efficiencies in manufacturing as well as the impact of cost reduction measures associated with downsizing. Also, the inclusion of higher margin CoastVision products has resulted in a favorable product mix. The margin decrease at CSI reflects increased sales of endoscopic products used in laparoscopic surgical procedures and sales to international distributors, each of which generates lower margins than CSI's other products. CSI also incurred an inventory write-down of approximately $450,000 in 1993.

1992 VS. 1991

     CVI's margin increased due to the realization of efficiencies and the impact of cost reduction measures associated with CooperVision's downsizing, improved product mix and the absence of inventory write-downs at levels approaching those made in 1991, partially offset by lower average selling prices due to CooperVision's shift towards distributors. Margin for CooperSurgical increased reflecting product mix, primarily the inclusion of higher margin LEEP products.

Research and Development Expense

     Research and development expense was $3,209,000 or 7% of net sales of products in 1993 compared to $3,267,000 or 7% in 1992 and $2,268,000 or 6% in
1991.

     The decrease in 1993 is attributable to certain declines in research and development project expenses in the CVI and CSI business units, net of increased development activity primarily related to clinical and regulatory costs at CVP. CVP accounted for 51%, 40% and 32% of consolidated research and development expense in 1993, 1992 and 1991, respectively. The Company anticipates that in the next two years it will concentrate its research and development expenditures on certain clinical and regulatory projects being administered by CVP.

Selling, General and Administrative Expense

     The Company's selling, general and administrative expense ('SGA') by business unit and corporate was as follows:

                                                                           1993       1992       1991
                                                                          -------    -------    -------
                                                                                 (IN THOUSANDS)
CVI....................................................................   $13,386    $12,299    $18,519
CSI....................................................................    10,305      9,871      5,967
CVP....................................................................       598        333        101
Corporate/Other........................................................    25,093     22,097     21,040
                                                                          -------    -------    -------
                                                                          $49,382    $44,600    $45,627
                                                                          -------    -------    -------
                                                                          -------    -------    -------

     The increases in Corporate/Other SGA reflect increases in legal expenses associated with litigation, which have outweighed reductions that have been effected in other areas:

                                                                           1993       1992       1991
                                                                          -------    -------    -------
                                                                                 (IN THOUSANDS)
Legal..................................................................   $16,498    $ 9,581    $ 6,917
Other..................................................................     8,595     12,516     14,123
                                                                          -------    -------    -------
                                                                          $25,093    $22,097    $21,040
                                                                          -------    -------    -------
                                                                          -------    -------    -------

     A significant portion of the legal expenses summarized above related to costs associated with breast implant liabilities, which were limited pursuant to the MEC Agreement reached on September 28, 1993 (see Note 18 and 'Capital Resources and Liquidity'). Accordingly, the Company currently anticipates a significant reduction in legal expenses going forward.

     SGA for CVI increased by 9% in 1993 vs. 1992 due to the inclusion of SGA of CoastVision, which the Company acquired on April 1, 1993. As a percent of sales, however, CVI's SGA decreased in 1993 to 42% from 44% in 1992, reflecting cost synergies effected as a result of merging CoastVisions' operations into CVI.

     The increases at CSI reflect expanding CSI business, both by internal growth and acquisition, much of which reflected the Company's expansion into various laparoscopic procedures.

Settlement of Disputes

     The charge of $6,350,000 in 1993 is comprised of $4,850,000 paid in connection with the settlement reached between the Company and Cooper Life Sciences, Inc. ('CLS') described below, and $1,500,000 for certain other disputes.

     The Company and CLS entered into a settlement agreement, dated June 14, 1993, pursuant to which CLS delivered a general release of claims against the Company, subject to exceptions for specified on-going contractual obligations, and agreed to certain restrictions on its acquisition, voting and transfer of securities of the Company, in exchange for the Company's payment of $4,000,000 in cash and delivery of 200,000 shares of common stock of CLS owned by the Company and a general release of claims against CLS, subject to similar exceptions (see Note 15). The cash paid and fair value of CLS shares returned to CLS were charged to the Company's Statement of Operations as settlement of disputes.

     In 1992 the Company recorded a charge for settlement of disputes comprised of: 1) a $650,000 charge related to a transaction with CLS, 2) a payment to Mr. Frederick R. Adler, a former director of the Company and 3) provisions for several ongoing litigations and disputes, including the settlement of Guenther
v. Cooper Life Sciences, Inc., et. al. (see Note 7).

Debt Restructuring Costs

     The $2,131,000 charge for debt restructuring costs reflects the Company's estimate of transaction costs associated with the Exchange Offer and Solicitation. These costs include amounts paid or to be paid to the Company's attorneys, accountants and financial advisor, printer's fees, fees of the financial advisor to the informal committee of holders of Debentures and its attorneys, and fees of the Information Agent and the Exchange Agent.

Costs Associated With Restructuring Operations

     In   the  second  quarter  of  1993,   the  Company  recorded  $451,000  of
restructuring  costs   for  consolidation   of   CSI  facilities   and   related
reorganization and relocation costs.

Amortization of Intangibles

     Amortization of intangibles was $772,000 in 1993, $742,000 in 1992 and $946,000 in 1991. The changes in each year reflect acquisitions and divestitures during the three year period (see Note 2).

Investment Income, Net

     Investment income, net includes interest income of $2,439,000 in 1993, $6,960,000 in 1992 and $12,057,000 in 1991. The decrease in interest income for each year reflects the Company's use of cash for the acquisition of CoastVision on April 1, 1993 and HGA on May 29, 1992 (see Note 2), to purchase a portion of its Debentures, operating cash use, declining interest rates during 1992 and 1993 and a shift in investment strategy towards more conservative instruments with lower risk and correspondingly lower returns. Also included in investment income, net are net realized and unrealized gains (losses) in marketable securities and investments of ($824,000) in 1993, $7,294,000 in 1992 and $211,000 in 1991. See Note 1 under 'Temporary Investments.'

Gain on Sale of Assets and Businesses, Net

     On February 12, 1993, the Company sold its EYEscrub'tm' product line for $1,400,000 which sale resulted in a $620,000 gain. In 1992, the Company assigned its license to manufacture, have manufactured, sell, distribute and market certain intraocular lens products and disposed of certain other related rights and assets. Total cash consideration received by the Company for such assignment was approximately $5,200,000 which resulted in a gain of $1,030,000.

Other Income (Expense), Net

     Other income (expense), net was $174,000 in 1993, $772,000 in 1992 and $574,000 in 1991. Other income in 1993 primarily includes consent fees, extension fees and collection fees related to the Company's temporary investment activity and rental income from the Company's real estate ventures, all of which were partially offset by a foreign exchange loss realized on the sale of an investment denominated in other than U.S. dollars. Other income (expense), net in 1992 primarily reflects the receipt by the Company of $1,500,000 for business interruption insurance related to a fire at a CVI facility in 1991, offset by a foreign exchange loss resulting from an unhedged liability. Other income
(expense), net in 1991 includes deferred income related to a standstill agreement which expired in September 1991.

Interest Expense

     Interest  expense was $6,129,000 in 1993, $6,697,000 in 1992 and $7,148,000
in 1991. These declines are primarily due to the Company's purchases of its Debentures (see Note 4). Partially offsetting the reduction of Debenture interest expense was additional interest expense related to the assumed debt of HGA (see Note 2).

Provision for Income Taxes

     Details with regard to the Company's provision for income taxes for each of the years in the three-year period ended October 31, 1993 are set out in Note 9. The 1993 provision of $417,000 relates entirely to current state income and franchise taxes. The 1992 provision of $100,000 relates to current state income and franchise taxes, a federal assessment and an offsetting reduction of liabilities for estimated income taxes relating to international operations which were no longer necessary. The 1991 provision represents state franchise taxes.

Loss on Sale of Discontinued Operations, Net of Taxes

     A charge of $14,000,000 in 1993 represents an increase to the Company's accrual for contingent liabilities associated with breast implant litigation involving the plastic and reconstructive surgical division of the Company's former Cooper Surgical business segment ('Surgical') which was sold in fiscal 1989 (the 'Breast Implant Accrual'). See Notes 3 and 18. In 1993 the Company also recorded a reversal of $343,000 of accruals no longer necessary related to another discontinued business.

     In 1992 the Company recorded a charge of $9,300,000 to discontinued operations. A charge of $7,000,000 represents an increase to the Company's
Breast Implant  Accrual.  The  balance  of  the  charge  reflects  a  $2,000,000 settlement of a dispute involving the Company's former Surgical business segment, and a $300,000 adjustment to the loss on the sale of the Company's former Cooper Technicon business segment.

     No tax benefit has been applied against the above figures, as the Company was not profitable in either year.

Extraordinary Items

     Extraordinary  items  represent  extraordinary   gains  on  the   Company's
purchases of its Old Debentures as set forth below:

                                                                              PRINCIPAL
                                                                               AMOUNT       EXTRAORDINARY
                                                                              PURCHASED         GAIN
                                                                             -----------    -------------
1993......................................................................   $ 4,846,000     $   924,000
1992......................................................................     5,031,000         640,000
1991......................................................................    23,166,000       5,428,000

INFLATION AND CHANGING PRICES

     Inflation has had little effect on the Company's operations in the last three years.

IMPACT OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ISSUED BUT NOT ADOPTED

     In December 1992, the Financial Accounting Standards Board (the 'FASB') issued Statement of Financial Accounting Standards (a 'FAS') No. 112, 'Employers' Accounting for Postemployment Benefits' ('FAS 112'). FAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement ('postemployment benefits'). Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage.

     FAS 112 is effective for fiscal years beginning after December 15, 1993. Earlier application is encouraged. Previously issued financial statements shall not be restated. The Company intends to adopt FAS 112 when required, and does not believe that such adoption will have a material impact on its consolidated financial statements.

     In May 1993, the FASB issued FAS 115, 'Accounting for Certain Investments in Debt and Equity Securities.' FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair value and for all investments in debt securities. FAS 115 is effective for fiscal years beginning after December 15, 1993. Initial adoption must be at the beginning of the fiscal year, and retroactive adoption is not allowed. The Company intends to adopt FAS 115 when required, and does not believe that such adoption will have a material impact on its consolidated financial statements.

     See Note 13 for a discussion of FAS 106, 'Employer's Accounting for Postretirement Benefits Other Than Pensions,' and Note 9 for a discussion of FAS 109, 'Accounting for Income Taxes.'

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
THE COOPER COMPANIES, INC.:

     We have audited the accompanying consolidated balance sheet of The Cooper Companies, Inc. and subsidiaries as of October 31, 1993 and 1992 and the related consolidated statements of operations, stockholders' equity and the cash flows for each of the years in the three-year period ended October 31, 1993. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II, V, VI, VIII, and X. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries at October 31, 1993 and 1992 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the past three fiscal years, the Company has suffered significant losses and negative cash flows. In addition, as discussed in Note 18 to the financial statements the Company is exposed to contingent liabilities related to a criminal conviction and a Securities and Exchange Commission action. Such losses, negative cash flows, and contingent liabilities raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.

                                                KPMG PEAT MARWICK


San Francisco, California
January 24, 1994

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                          OCTOBER 31,
                                                    ------------------------
                                                      1993           1992
                                                    ---------     ----------
                                                     (DOLLARS IN THOUSANDS)
                      ASSETS
Current assets:
    Cash and cash equivalents.....................  $  10,113     $   38,078
    Restricted cash...............................        306            747
    Temporary investments.........................      6,438         36,492
Receivables:
    Trade and patient accounts, less allowance for
     doubtful accounts of $3,240 in 1993 and
     $3,031 in 1992...............................     14,298         16,066
Other.............................................      2,821         10,584
                                                    ---------     ----------
                                                       17,119         26,650
                                                    ---------     ----------
Inventories:
    Raw materials.................................      3,958          2,647
    Work-in-process...............................        865            523
    Finished goods................................     10,164         11,722
                                                    ---------     ----------
                                                       14,987         14,892
                                                    ---------     ----------
Other current assets..............................      2,912          2,423
                                                    ---------     ----------
        Total current assets......................     51,875        119,282
                                                    ---------     ----------
Property, plant and equipment at cost.............     48,294         46,017
Less accumulated depreciation and amortization....      8,399          6,285
                                                    ---------     ----------
                                                       39,895         39,732
                                                    ---------     ----------
Intangibles, net of accumulated amortization......     16,285         10,083
Other assets......................................      1,469          3,910
                                                    ---------     ----------
                                                    $ 109,524     $  173,007
                                                    ---------     ----------
                                                    ---------     ----------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current installments of long-term debt:
      10 5/8% Convertible Subordinated Reset
        Debentures due 2005.......................  $   4,350     $   --
        Other.....................................      1,499          5,190
                                                    ---------     ----------
                                                        5,849          5,190
                                                    ---------     ----------
    Accounts payable..............................      4,269         14,645
    Employee compensation, benefits and
     severance....................................      5,961          7,849
    Other accrued liabilities.....................     21,079         25,017
    Income taxes payable..........................        393            287
                                                    ---------     ----------
        Total current liabilities.................     37,551         52,988
                                                    ---------     ----------
Long-term debt:
    10 5/8% Convertible Subordinated Reset
     Debentures due 2005..........................     34,647         43,581
    Other, less current installments..............     13,430         15,010
                                                    ---------     ----------
                                                       48,077         58,591
                                                    ---------     ----------
Deferred income taxes and other noncurrent
  liabilities.....................................     23,444         15,131
                                                    ---------     ----------
        Total liabilities.........................    109,072        126,710
                                                    ---------     ----------
Commitments and Contingencies (See Notes 14 and
  18)
Stockholders' equity:
    Senior Exchangeable Redeemable Restricted
     Voting Preferred Stock, $.10 par value,
     shares authorized 855,000 plus additional
     shares as required for dividends; aggregate
     liquidation preference value and shares
     issued and outstanding of $15,147 and
     151,466, respectively, at October 31, 1992...     --                 15
    Series B Preferred Stock, $.10 par value,
     shares authorized 1,000 plus additional
     shares as required for dividends; aggregate
     liquidation preference value and shares
     issued and outstanding of $3,450 and 345,
     respectively, at October 31, 1993............         --         --
Common stock, $.10 par value, shares authorized:
  100,000,000; issued and outstanding: 30,129,125
  and 30,181,258 at October 31, 1993 and 1992,
  respectively....................................      3,013          3,018
Additional paid-in capital........................    179,810        180,497
Translation adjustments...........................       (223)           (66)
Accumulated deficit...............................   (181,743)      (134,938)
Unamortized restricted stock award compensation...       (405)        (2,229)
                                                    ---------     ----------
        Total stockholders' equity................        452         46,297
                                                    ---------     ----------
                                                    $ 109,524     $  173,007
                                                    ---------     ----------
                                                    ---------     ----------

                See accompanying notes to financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS

                                                                                 YEAR ENDED OCTOBER 31,
                                                                          ------------------------------------
                                                                            1993          1992          1991
                                                                          --------      --------      --------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                                                        FIGURES)
Net service revenue..................................................     $ 45,283      $ 19,406      $  --
Net sales of products................................................       47,369        43,873        35,524
                                                                          --------      --------      --------
     Net operating revenues..........................................       92,652        63,279        35,524
                                                                          --------      --------      --------
Cost of services provided............................................       42,754        17,353         --
Cost of products sold................................................       17,538        18,236        16,979
Research and development expense.....................................        3,209         3,267         2,268
Selling, general and administrative expense..........................       49,382        44,600        45,627
Settlement of disputes...............................................        6,350         4,498         --
Debt restructuring costs.............................................        2,131         --            --
Costs associated with restructuring operations.......................          451         --            --
Amortization of intangibles..........................................          772           742           946
Investment income, net...............................................        1,615        14,254        12,268
Gain on sales of assets and businesses, net..........................          620         1,030         --
Other income, net....................................................          174           772           574
Interest expense.....................................................        6,129         6,697         7,148
                                                                          --------      --------      --------
Loss from continuing operations before income taxes..................      (33,655)      (16,058)      (24,602)
Provision for income taxes...........................................          417           100           201
                                                                          --------      --------      --------
Loss from continuing operations before extraordinary items...........      (34,072)      (16,158)      (24,803)
Loss on sale of discontinued operations, net of taxes................      (13,657)       (9,300)        --
                                                                          --------      --------      --------
Loss before extraordinary items......................................      (47,729)      (25,458)      (24,803)
Extraordinary items..................................................          924           640         5,428
                                                                          --------      --------      --------
Net loss.............................................................      (46,805)      (24,818)      (19,375)
Less, dividend requirements on Senior Exchangeable
     Redeemable Restricted Voting Preferred Stock....................          320         1,804         2,325
                                                                          --------      --------      --------
Net loss applicable to common stock..................................     ($47,125)     ($26,622)     ($21,700)
                                                                          --------      --------      --------
                                                                          --------      --------      --------
Net loss per common share:
     Continuing operations...........................................     ($1.13)        ($.64)       ($1.05)
     Discontinued operations.........................................      (.45)         (.34)           --
     Loss before extraordinary items.................................      (1.58)        (.98)         (1.05)
     Extraordinary items.............................................       .03           .02           .21
Net loss per common share............................................     ($1.55)        ($.96)        ($.84)
Cash dividends per common share......................................     $  --         $  --         $  --
                                                                          --------      --------      --------
                                                                          --------      --------      --------
Average number of common shares outstanding..........................       30,377        27,669        25,878
                                                                          --------      --------      --------
                                                                          --------      --------      --------

                See accompanying notes to financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     YEARS ENDED OCTOBER 31,
                                                                                 --------------------------------
                                                                                   1993        1992        1991
                                                                                 --------    --------    --------
                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
     Net loss.................................................................   ($46,805)   ($24,818)   ($19,375)
Adjustments to reconcile net loss to net cash used by operating activities:
     Current and deferred income taxes........................................        417        (498)        278
     Depreciation expense.....................................................      2,624       1,537       1,039
     Provision for doubtful accounts..........................................      3,202         363         237
     Restructuring charge.....................................................        451       --          --
     Amortization expenses:
          Intangible assets...................................................        904         877       1,072
          Debt discount.......................................................        201         208         207
          Restricted stock....................................................      1,084         (33)      1,734
     Net (gain) loss from:
          Sales of assets and businesses......................................       (620)     (1,030)      --
          Investments.........................................................        824      (7,294)       (211)
          Extraordinary items.................................................       (924)       (640)     (5,428)
     Change in assets and liabilities net of effects from acquisitions and sales of assets and businesses:
          Net (increases) decreases in assets:
               Restricted cash................................................        441       8,838         365
               Receivables....................................................      5,101        (817)      3,292
               Inventories....................................................      1,150      (3,728)     (2,804)
               Other current assets...........................................       (383)       (631)       (180)
               Other assets...................................................        287         393         197
     Net increases (decreases) in liabilities:
          Accounts payable....................................................    (10,055)      6,900        (916)
          Accrued liabilities.................................................    (11,155)     (1,084)     (5,112)
          Income taxes payable................................................       (581)     (1,264)         91
          Deferred income taxes and other long-term liabilities...............      9,000       --          --
                                                                                 --------    --------    --------
               Total adjustments..............................................      1,968       2,097      (6,139)
                                                                                 --------    --------    --------
     Net cash used by operating activities....................................    (44,837)    (22,721)    (25,514)
Cash flows from investing activities:
     Sales of assets and businesses (including releases of cash from
       escrow)................................................................      9,700       5,959       1,000
     Purchases of assets and businesses, net of cash acquired.................     (9,794)    (14,452)     (2,229)
     Purchases of property, plant and equipment...............................     (1,749)     (3,746)     (1,480)
     Sales of temporary investments...........................................     32,088     265,352     206,833
     Purchases of temporary investments.......................................     (3,689)   (263,464)   (219,586)
     Collection of note receivable............................................      --          2,183       --
     Purchase of Cooper Life Sciences, Inc. common stock......................      --         (1,500)      --
                                                                                 --------    --------    --------
     Net cash provided (used) by investing activities.........................     26,556      (9,668)    (15,462)
                                                                                 --------    --------    --------

                See accompanying notes to financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS -- (CONTINUED)

                                                                                      YEARS ENDED OCTOBER 31,
                                                                                  -------------------------------
                                                                                   1993        1992        1991
                                                                                  -------    --------    --------
                                                                                          (IN THOUSANDS)
Cash flows from financing activities:
     Purchase of the Company's 10 5/8% Debentures..............................   ($3,861)   ($ 4,325)   ($17,324)
     Net payments of notes payable and current long-term debt..................    (5,818)     (1,839)     (1,929)
                                                                                  -------    --------    --------
          Net cash used by financing activities................................    (9,679)     (6,164)    (19,253)
Other, net.....................................................................        (5)        (21)        (15)
                                                                                  -------    --------    --------
Net decrease in cash and cash equivalents......................................   (27,965)    (38,574)    (60,244)
Cash and cash equivalents at beginning of year.................................    38,078      76,652     136,896
                                                                                  -------    --------    --------
Cash and cash equivalents at end of year.......................................   $10,113    $ 38,078    $ 76,652
                                                                                  -------    --------    --------
                                                                                  -------    --------    --------
Supplemental disclosures of cash flow information:
     Cash paid (refunds) for:
          Interest (net of amounts capitalized)................................   $ 6,275    $  6,688    $  7,150
                                                                                  -------    --------    --------
                                                                                  -------    --------    --------
          Income taxes.........................................................   $    90    $    511    ($   108)
                                                                                  -------    --------    --------
                                                                                  -------    --------    --------
Supplemental schedule of noncash investing and financing activities:
     Pay-in-kind Senior Preferred Stock dividends..............................   $   320    $  1,804    $  2,325
                                                                                  -------    --------    --------
                                                                                  -------    --------    --------

     During the three years ended October 31, 1993, the Company acquired businesses and entered into certain licensing and distribution agreements. In connection with these acquisitions and agreements were assumed liabilities as follows:

                                                 YEARS ENDED OCTOBER 31,
                                               ----------------------------
                                                 1993      1992      1991
                                               --------  --------  --------
                                                      (IN THOUSANDS)
Fair value of assets and businesses acquired
  including capitalized costs................  $ 10,517  $ 56,504  $ 4,434
Investment in debt securities exchanged......     --      (12,322)   --
Cash paid....................................    (9,794)  (16,687)  (2,229 )
                                               --------  --------  --------
Liabilities assumed..........................  $    723  $ 27,495  $ 2,205
                                               --------  --------  --------
                                               --------  --------  --------

     On June 12, 1992, the Company consummated a transaction with Cooper Life Sciences, Inc. ('CLS') which eliminated approximately 80% of the Company's $100 per share liquidation preference Senior Exchangeable Redeemable Restricted Voting Preferred Stock ('SERPS') and resulted in the issuance of 4,850,000 shares of the Company's common stock. On June 14, 1993, the Company acquired from CLS all of the remaining outstanding SERPS of the Company in exchange for a newly created series of preferred stock of the Company ('Series B Preferred Stock'). See Note 15, 'Agreements with CLS,' for a further discussion of these transactions.

                See accompanying notes to financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1993, 1992, AND 1991
                                 (IN THOUSANDS)

                                            SENIOR
                                          EXCHANGEABLE
                                          REDEEMABLE
                                          RESTRICTED
                                            VOTING      SERIES B
                                          PREFERRED     PREFERRED
                                            STOCK         STOCK        COMMON STOCK
                                          ----------   -----------   ----------------
                                                 PAR          PAR               PAR
                                          SHARES VALUE SHARES VALUE  SHARES    VALUE
                                          ----   ---   ----   ----   -------   ------
Balance October 31, 1990................  529    $53     0    $0      25,536   $2,554
  Net Loss..............................  --     --    --     --       --       --
  Aggregate translation adjustment......  --     --    --     --       --       --
  Unamortized stock compensation related
    to restricted stock grants..........  --     --    --     --       --       --
  Restricted stock amortization and
    share issuance, forfeitures and
    lifting of restrictions.............  --     --    --     --         158      15
  Dividend requirements on Senior
    Preferred Stock.....................  --     --    --     --       --       --
  Issuance of Senior Preferred Stock....   66    7     --     --       --       --
  Reclassification of investment to
    current marketable securities.......  --     --    --     --       --       --
                                          ----   ---   ----   ----   -------   ------
Balance October 31, 1991................  595    60      0     0      25,694   2,569
                                          ----   ---   ----   ----   -------   ------
  Net Loss..............................  --     --    --     --       --       --
  Aggregate translation adjustment......  --     --    --     --       --       --
  Unamortized stock compensation related
    to restricted stock grants..........  --     --    --     --       --       --
  Restricted stock amortization and
    share issuance, forfeitures and
    lifting of restrictions.............  --     --    --     --        (363)    (36)
  Dividend requirements on Senior
    Preferred Stock.....................  --     --    --     --       --       --
  Issuance
     of Senior Preferred Stock...........   44    4     --     --       --       --
    CLS Transaction -- June 12, 1992 (see
    Note 15, under 'Agreements with
    CLS')...............................  (488)  (49)  --     --       4,850     485
                                          ----   ---   ----   ----   -------   ------
Balance October 31, 1992................  151    15      0     0      30,181   3,018
                                          ----   ---   ----   ----   -------   ------
  Net Loss..............................  --     --    --     --       --       --
  Aggregate translation adjustment......  --     --    --     --       --       --
  Unamortized stock compensation related
    to restricted stock grants..........  --     --    --     --         145      15
  Restricted stock amortization and
    share issuance, forfeitures and
    lifting of restrictions.............  --     --    --     --        (197)    (20)
  Dividend requirements on Senior
    Preferred Stock.....................  --     --    --     --       --       --
  Issuance of Senior Preferred Stock....   10    1     --     --       --       --
  CLS Exchange Agreement -- June 14,
    1993 (see Note 15, under 'Agreements
    with CLS')..........................  (161)  (16)  345    --       --       --
                                          ----   ---   ----   ----   -------   ------
Balance October 31, 1993................    0    $0    345    $0      30,129   $3,013
                                          ----   ---   ----   ----   -------   ------
                                          ----   ---   ----   ----   -------   ------

                                                                            UNREALIZED   UNAMORTIZED
                                                                              LOSS       RESTRICTED
                                                                               ON           STOCK
                                          PAID-IN    TRANSLATION ACCUMULATED  EQUITY        AWARD
                                          CAPITAL    ADJUSTMENTS DEFICIT     SECURITIES COMPENSATION  TOTAL
                                          --------   ----------- -------     ---------- ------------  ------
Balance October 31, 1990................  $181,849         $101  ($90,745)     ($3,637)   ($4,592)   $85,583
  Net Loss..............................     --            --     (19,375)        --         --      (19,375)
  Aggregate translation adjustment......     --             101      --           --         --          101
  Unamortized stock compensation related
    to restricted stock grants..........       840         --        --           --         (840)      --
  Restricted stock amortization and
    share issuance, forfeitures and
    lifting of restrictions.............      (115)        --        --           --        1,856      1,756
  Dividend requirements on Senior
    Preferred Stock.....................    (2,325)        --        --           --          --      (2,325)
  Issuance of Senior Preferred Stock....     2,318         --        --           --          --       2,325
  Reclassification of investment to
    current marketable securities.......     --            --        --          3,637        --       3,637
                                          --------        ----   --------       ------     ------    -------
Balance October 31, 1991................   182,567        202    (110,120)         0      (3,576)     71,702
                                          --------       ----    --------       ------     ------    -------
  Net Loss..............................     --           --      (24,818)        --         --      (24,818)
  Aggregate translation adjustment......     --          (268)       --           --         --         (268)
  Unamortized stock compensation related
    to restricted stock grants..........       874        --         --           --         (874)         0
  Restricted stock amortization and
    share issuance, forfeitures and
    lifting of restrictions.............    (2,254)       --         --           --        2,221        (69)
  Dividend requirements on Senior
    Preferred Stock.....................    (1,804)       --         --           --         --       (1,804)
  Issuance
    of Senior Preferred Stock...........     1,800        --         --           --         --        1,804
  CLS Transaction -- June 12, 1992 (see
    Note 15, under 'Agreements with
    CLS')...............................      (686)       --         --           --         --         (250)
                                          --------       ----    --------       ------     ------     -------
Balance October 31, 1992................   180,497       (66)    (134,938)         0       (2,229)     46,297
                                          --------       ----    --------       ------     ------     -------
  Net Loss..............................     --           --      (46,805)        --         --       (46,805)
  Aggregate translation adjustment......     --         (157)        --           --         --          (157)
  Unamortized stock compensation related
    to restricted stock grants..........        75        --         --           --          (88)          2
  Restricted stock amortization and
    share issuance, forfeitures and
    lifting of restrictions.............      (778)       --         --           --        1,912       1,114
  Dividend requirements on Senior
    Preferred Stock.....................      (320)       --         --           --          --         (320)
  Issuance of Senior Preferred Stock....       320        --         --           --          --          321
  CLS Exchange Agreement -- June 14,
    1993 (see Note 15, under 'Agreements
    with CLS')..........................        16        --         --           --          --            0
                                          --------       ----    --------      ------       ------    -------
Balance October 31, 1993................  $179,810      ($223)  ($181,743)     $   0        ($405)    $   452
                                          --------       ----    --------      ------       ------    -------
                                          --------       ----    --------      ------       ------    -------

                See accompanying notes to financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     The Cooper Companies, Inc. and its subsidiaries (the 'Company') develop, manufacture and market healthcare products, including a range of hard and soft contact lenses, ophthalmic pharmaceutical products and diagnostic and surgical instruments. On May 29, 1992, with the acquisition of Hospital Group of America, Inc. ('HGA')(see Note 2), the Company began to provide healthcare services through the ownership and operation of certain psychiatric facilities and management of other such facilities.

     With the acquisition of HGA, the Company has adopted certain financial accounting and reporting practices which are specific to the healthcare service industry.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company. Intercompany transactions and accounts are eliminated in consolidation. Also, certain reclassifications have been applied to prior years' financial statements to conform such statements to the current year's presentation. None of these reclassifications had any impact on net loss.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's operations located outside the United States (primarily Canada) are translated at prevailing year-end rates of exchange. Related income and expense accounts are translated at weighted average rates for each year. Gains and losses resulting from the translation of financial statements in foreign currencies into U. S. dollars are recorded in the equity section of the consolidated balance sheet. Gains and losses resulting from the impact of changes in exchange rates on transactions denominated in foreign currencies are included in the determination of net loss for each period. Foreign exchange losses included in the Company's consolidated statement of operations for each of the years ended October 31, 1993, 1992 and 1991 were ($550,000), ($769,000) and ($49,000), respectively.

NET SERVICE REVENUE

     Net service revenue consists primarily of net patient service revenue, which is based on the HGA hospitals' established billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid, Blue Cross and other contractual programs. Payments under these programs are based on either predetermined rates or the cost of services. Settlements for retrospectively determined rates are estimated in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under these programs. Approximately 38% and 41%, respectively, of 1993 and 1992 net service revenues are from participation of hospitals in Medicare and Medicaid programs and Blue Cross.

     With respect to net service revenue, receivables from government programs and Blue Cross represent the only concentrated group of credit risk for the Company, and management does not believe that there are any credit risks associated with these governmental agencies or Blue Cross. Negotiated and private receivables consist of receivables from various payors, including individuals involved in diverse activities, subject to differing economic conditions, and do not represent any concentrated credit risks to the Company. Furthermore, management continually monitors and adjusts its reserves and allowances associated with these receivables.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NET SALES OF PRODUCTS

     Net sales of products consists of sales from the Company's CooperVision and CooperSurgical businesses. The Company recognizes product revenue when risk of ownership has transferred to the buyer, with appropriate provisions for sales returns and uncollectible accounts.

     With  respect  to  net  sales   of  products,  management  believes   trade
receivables do not include any concentrated groups of credit risk.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes commercial paper and other short-term income producing securities with a maturity date at purchase of three months or less. These investments are readily convertible to cash, and are carried at cost which approximates market.

RESTRICTED CASH

     Restricted cash represents collateral for expiring insurance policies for a discontinued contact lens insurance program.

TEMPORARY INVESTMENTS

     Temporary investments are primarily current marketable equity and debt securities. Current marketable debt and equity securities are carried at the lower of aggregate cost or market at the balance sheet date with unrealized losses included in investment income, net in the statement of consolidated operations. Other securities and investments are carried at cost. Gains or losses realized upon sale (based on the first-in, first-out method) and write-downs necessitated by other than temporary declines in value for all securities and investments are also reflected in investment income, net.

     As of October 31, 1993 and October 31, 1992, aggregate cost and market value, and gross unrealized gains and losses for current marketable securities are as follows:

                                                                  OCTOBER 31, 1993            OCTOBER 31, 1992
                                                              ------------------------    ------------------------
                                                                EQUITY         DEBT         EQUITY         DEBT
                                                              SECURITIES    SECURITIES    SECURITIES    SECURITIES
                                                              ----------    ----------    ----------    ----------
                                                                                 (IN THOUSANDS)
Aggregate cost.............................................     $4,937        $2,651        $2,711       $ 35,296
Aggregate market value.....................................      4,428         2,010         1,999         28,325
Gross unrealized gains.....................................      --              163            93            144
Gross unrealized losses....................................        509           804           805          7,115

     In addition, the Company carried certain non-marketable equity and debt securities at October 31, 1992, at cost in the amounts of $4,068,000 and $2,100,000, respectively, in its temporary investments.

     Unrealized gains and losses on marketable securities included in the table above compare the market value of the Company's investment in securities as of October 31, 1993 and 1992 versus the cost of such securities. The unrealized gains and losses do not indicate the actual gains or losses that will be realized by the Company upon the disposition of such marketable securities. The net unrealized loss on the current marketable securities portfolio was increased from approximately $1,150,000 at October 31, 1993, to approximately $1,842,000 at December 31, 1993. For the two months ended December 31, 1993, the Company had net realized gains on investments of $191,000.

     Included in the Company's marketable debt securities portfolio at October 31, 1993 and 1992 are debt securities whose issuers are currently in default of interest payments and/or in bankruptcy reorganization. Total debt securities in default of interest payments and in bankruptcy at October 31, 1993 have an adjusted carrying amount of approximately $2,651,000 on which the Company has recorded an aggregate unrealized loss of $641,000. The maximum additional accounting loss the

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company would incur if these securities become worthless would be an additional $2,010,000 (i.e. $2,651,000 less $641,000) because the Company does not accrue interest income on such issues.

     Included in the statement of consolidated operations in investment income, net for each of the years ended October 31, 1993, 1992 and 1991 are unrealized gains (losses) of $6,532,000, ($6,244,000) and $2,797,000, respectively, on current marketable securities. Also included in investment income, net for the years ended October 31, 1993, 1992, and 1991 are net realized gains (losses) of ($7,356,000), $13,538,000 and ($2,586,000), respectively, on marketable equities, debt securities and option contracts. The combined impact of the aforementioned net unrealized and realized gains (losses) for each of the years ended October 31, 1993, 1992 and 1991 was a net gain (loss) of ($824,000), $7,294,000 and $211,000, respectively.

     Interest income for each of the years ended October 31, 1993, 1992 and 1991 was $2,439,000, $6,960,000 and $12,057,000, respectively, and is included in investment income, net. Dividend income in any reported year was de minimis.

     A former Co-Chairman of the Company and, by reason of his actions, the Company, have been convicted of violations of federal criminal laws, and the Securities and Exchange Commission (the 'SEC') has initiated an action with respect to, among other things, trading in certain marketable debt securities previously owned by the Company. For a further discussion, see Note 18.

LOANS AND ADVANCES

     Loans and advances were made by the Company to certain of its officers and employees at interest rates ranging from 9.0% to 9.5% per annum. The principal amount of loans and advances outstanding at October 31, 1993 and 1992 was $65,000 and $902,000, respectively.

INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out or average cost basis, or market.

UNAMORTIZED BOND DISCOUNT

     The difference between the carrying amount and the principal amount of the Company's 10 5/8% Convertible Subordinated Reset Debentures due 2005 (the 'Debentures') represents unamortized discount which is being charged to expense over the life of the issue. As of October 31, 1993, the amount of unamortized discount was $387,000.

DEPRECIATION AND LEASEHOLD AMORTIZATION

     Depreciation is computed on the straight-line method in amounts sufficient to write-off the cost or carrying amount of depreciable assets over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the period of the related lease.

EXPENDITURES FOR MAINTENANCE AND REPAIRS

     Expenditures for maintenance and repairs are expensed; major replacements, renewals and betterments are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the asset and accumulated depreciation accounts, and any gains or losses are reflected in operations for the period.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

AMORTIZATION OF INTANGIBLES

     Amortization is currently provided for on all intangible assets (primarily goodwill, which represents the excess of purchase price over fair value of net assets acquired) on a straight-line basis over periods of up to thirty years. Accumulated amortization at October 31, 1993 and 1992 was approximately $3,059,000 and $2,155,000, respectively. The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill balance over its remaining life can be recovered through reasonably expected future results.

RESTRICTED STOCK AND COMPENSATION EXPENSE

     Under the Company's 1988 Long Term Incentive Plan, its 1990 Non-Employee Directors' Restricted Stock Plan and its predecessor Restricted Stock Plans (see
Note 12), certain officers and key employees designated by the Board of Directors or a committee thereof have purchased, for par value, shares of the Company's common stock restricted as to resale ('Restricted Shares') unless or until certain prescribed objectives are met or certain events occur. The difference between market value and par value of the Restricted Shares on the date of grant is recorded as unamortized restricted stock award compensation and shown as a component of stockholders' equity. This compensation is charged to operations as earned.

INCOME TAXES

     Income taxes are provided for in the period in which the related transactions enter into the determination of net income. No provisions have been made for taxes which may become payable should income of subsidiaries outside the United States be remitted to the Company (see Note 9). Investment tax credits and other credits are applied as a reduction of the provision for United States federal income taxes on the flow-through method.

EARNINGS PER COMMON SHARE

     Net income (loss) per common share is determined by using the weighted average number of common shares and common share equivalents (stock warrants) outstanding during each year. Stock options have not been included in the determination of earnings per common share for any period as they are anti-dilutive or resulted in dilution of less than 3%.

NOTE 2. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

     On April 1, 1993, CooperVision, Inc., a subsidiary of the Company, acquired via a purchase transaction the stock of CoastVision for approximately $9,800,000 cash. CoastVision manufactures and markets a range of contact lens products, primarily custom soft toric contact lenses, which are designed to correct astigmatism. The purchase of CoastVision expands CooperVision's customer base for its existing product lines. CoastVision had net sales of $9,600,000 in its fiscal year ended October 31, 1992. Excess cost over net assets acquired recorded on the purchase was $7,500,000, which is being amortized over 30 years.

     On May 29, 1992, the Company acquired all of the common stock of Hospital Group of America, Inc. ('HGA') from its ultimate parent, Nu-Med Inc. ('NuMed') for a total consideration of approximately $50,000,000 including $15,898,000 in cash, the assumption of approximately $22,000,000 of third party debt of HGA and the delivery of $21,685,000 principal amount of Nu-Med debentures owned by the Company (including $3,525,000 principal amount of 'Affiliate debentures,' defined and described below), in which the Company had a cost basis of approximately $12,322,000. The Company

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

used available cash to purchase the Nu-Med debentures and to make the $15,898,000 payment at closing.

     Except for the 'Affiliate debentures' defined and described below, the Company acquired the Nu-Med debentures in open market transactions for a total cost of approximately $10,374,000. On April 13, 1992, the Company acquired, for a total cost of approximately $1,948,000, an additional $3,525,000 principal amount of Nu-Med debentures (the 'Affiliate debentures') from an individual and a corporation (together, the 'Affiliates') related to or affiliated with Messrs. Gary, Steven and Brad Singer. The Affiliate debentures were tendered to Nu-Med at the same price paid by the Company. At the time of the transaction, Gary and Steven Singer were each officers and directors of the Company, and Brad Singer was a director of the Company. The Affiliate debentures were purchased by the Company at the cost paid by the Affiliates plus accrued interest thereon, following the approval of the majority of the disinterested members of the Board of Directors of the Company. To protect the Company against any potential loss, it acquired the Affiliate debentures pursuant to an agreement that would have allowed the Company to 'put' the Affiliate debentures back to the Affiliates at the Company's cost if the acquisition of HGA had not occurred.

     HGA provides psychiatric and substance abuse treatment through three hospitals with a total of 259 beds at the time of the acquisition, which was subsequently increased to 269.

     Concurrently, PSG Management, Inc. ('PSG Management'), a subsidiary of the Company, entered into a management agreement with three indirect subsidiaries of Nu-Med under which PSG Management is managing three additional hospitals owned by such subsidiaries which have a total of 220 licensed beds. Under the management agreement, PSG Management is entitled to receive a management fee of $6,000,000 payable in equal monthly installments over the three year term of the agreement. The management agreement is jointly and severally guaranteed by Nu-Med and its wholly-owned subsidiary, PsychGroup, Inc. the parent of the contracting subsidiaries which own the managed facilities. On January 6, 1993, Nu-Med (but not any of its direct or indirect subsidiaries) filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Neither the Company nor any of its affiliates filed a proof of claim in the Nu-Med Chapter 11 proceeding, and the bar date (the time for filing proofs of claims) has past. However, none of the Nu-Med subsidiaries has filed under Chapter 11, and the Nu-Med subsidiaries have paid the management fee on a timely basis, although representatives of Nu-Med and its subsidiaries have alleged in writing that PSG Management has breached the Management Services Agreement (which contention PSG Management vigorously disputes). Moreover, Nu-Med's Proposed Disclosure Statement to accompany its Second Amended Plan of Reorganization, filed with the United States Bankruptcy Court for the Central District of California, indicates that PsychGroup, Inc. is commencing performance of certain administrative functions performed by PSG Management on a parallel basis.

     The acquisition of HGA was accounted for as a purchase. Accordingly, the results of HGA's operations were included in the Company's consolidated results from acquisition date. Excess of cost over net assets acquired has initially been estimated to be $6,155,000, subject to purchase price adjustments per the sales agreement, and is being amortized over 30 years.

     Had the acquisition of HGA occurred on November 1, 1991, the Company's unaudited pro forma combined net revenue, loss from continuing operations and loss from continuing operations per share would have been $95,320,000, ($15,586,000) and ($.56), respectively, for the twelve months ended October 31, 1992. Had such acquisition occurred on November 1, 1990, the comparable unaudited pro forma combined figures for the twelve months ended October 31, 1991 would have been $82,951,000, ($19,394,000) and ($.84), respectively.

     During 1992, the Company acquired two parcels of land having an aggregate cost of $3,149,000. The land is carried at cost in property, plant and equipment. Concurrently, the Company entered into two lease agreements under which the Company is entitled to receive rental payments amounting to

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

approximately $22,000,000 over the next 48 years. The subject parcels of land were sold in fiscal 1994 for cash and notes aggregating the approximate original purchase price.

     In December 1990 and January 1991, the Company acquired Euro-Med Endoscope and Euro-Med, Inc., for cash and notes in the aggregate amount of $3,250,000. The two companies offer a line of surgical instruments and diagnostic hysteroscopy equipment for use in gynecologic and minimally invasive surgical procedures. Excess cost over net assets acquired for these two businesses was $2,082,000.

     In November 1990, the Company entered into a license agreement under which the Company will support the licensor's efforts to obtain FDA approvals so that the Company may manufacture, market and sell Verapamil for ophthalmic applications.

DISPOSITIONS

     On February 12, 1993, the Company sold its EYEscrub'tm' product line for $1,400,000 cash which resulted in a $620,000 gain. The Company retains the right to market certain ophthalmic pharmaceutical surgical kits containing EYEscrub'tm' once certain regulatory requirements are met.

     On January 31, 1992, the Company assigned its license to manufacture, have manufactured, sell, distribute and market certain intraocular lens products and disposed of certain other related rights and assets. Total cash consideration received by the Company for such assignment was approximately $5,200,000, which resulted in a pretax gain of $1,030,000.

     On June 29, 1989, the Company completed the sale of Cooper Technicon, Inc. ('CTI'), the Company's former automated medical diagnostic and industrial analytical systems business, to Miles Inc. ('Miles'), a subsidiary of Bayer USA Inc., a subsidiary of Bayer A G, West Germany, in a transaction involving approximately $477,000,000, consisting of cash and the elimination of CTI's debt of approximately $290,000,000 from the Company's consolidated financial statements. Pursuant to the terms of the sale, the Company sold all of CTI's capital stock for approximately $191,000,000 reduced by $4,000,000 for certain adjustments, resulting in a net cash receipt of approximately $187,000,000, of which $10,000,000 was placed in escrow to secure certain post-closing indemnity obligations of the Company. During 1990, $150,000 of the escrow principal was released to Miles. As of October 31, 1992, $9,850,000 of the escrow was included in 'Other receivables' in the Company's consolidated balance sheet. During 1993 $7,550,000 of such funds were collected by the Company, with the balance being released to Miles. The funds released to Miles were charged against an accrual for such purpose.

NOTE 3. DISCONTINUED OPERATIONS

     In 1993, the Company recorded a charge of $14,000,000 to increase the Company's accrual (the 'Breast Implant Accrual') for contingent liabilities associated with breast implant litigation involving the plastic and reconstructive surgical division of the Company's former Cooper Surgical business segment which was sold in fiscal 1989. See Note 18 for a discussion of breast implant litigation. The Breast Implant Accrual will be charged for payments made and to be made to MEC under the MEC Agreement (see Note 14 for a discussion of the schedule of payments) as well as certain related charges. In October 1993 the Company made the initial payment of $3,000,000 to MEC. At October 31, 1993 the Company is carrying $9,000,000 of the Breast Implant Accrual in 'Deferred income taxes and other non current liabilities' on the Company's Consolidated Balance Sheet for future payments to MEC, none of which is due for repayment in one year or less from October 31, 1993. The Company also recorded a reversal of $343,000 of accruals no longer necessary related to another discontinued business.

     In 1992, the Company recorded a charge of $9,300,000 to discontinued operations. A charge of $7,000,000 represents an increase to the Company's
Breast Implant Accrual. See Note 18 for a discussion of breast implant litigation. The balance of the charge reflects a $2,000,000 settlement of a

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

dispute involving the Company's former Surgical business segment, and a $300,000 adjustment to the loss on the sale of the Company's former Cooper Technicon business segment.

     No tax benefit has been applied against the above figures, as the Company was not profitable in either year.

NOTE 4. EXTRAORDINARY ITEMS

     The extraordinary gain of $924,000, or $.03 per share, in 1993 represents gains on the Company's purchases of $4,846,000 principal amount of its Debentures. The purchases were privately negotiated and executed at prevailing market prices.

     The extraordinary gain of $640,000, or $.02 per share, in 1992 represents gains on the Company's purchases of $5,031,000 principal amount of its Debentures. Substantially all of the purchases were privately negotiated and executed at prevailing market prices.

     The extraordinary gain of $5,428,000, or $.21 per share, in 1991 represents gains on the Company's purchases of $23,166,000 principal amount of its Debentures, including $8,518,000 owned by Brad, Gary and Steven Singer (each of whom was an officer and/or director of the Company at the time of the transaction) or their relatives, $7,656,000 owned by Moses Marx (a former director of the Company) and $2,115,000 owned by Mel Schnell, currently a director of the Company and a director and President and Chief Executive Officer of Cooper Life Sciences, Inc. ('CLS'). See Note 7. Substantially all of the purchases were privately negotiated and executed at or slightly below prevailing market prices.

NOTE 5. STOCKHOLDERS RIGHTS PLAN

     On October 29, 1987, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock, par value $.10 per share (a 'Right'). Each Right entitles the registered holder of an outstanding share of the Company's common stock to initially purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock (a 'Unit'), par value $.10 per share, at a purchase price of $60.00 per Unit, subject to adjustment. The Rights are exercisable only if a person or group acquires (an 'Acquiring Person'), or generally obtains the right to acquire beneficial ownership of 20% or more of the Company's common stock, or commences a tender or exchange offer which would result in such person or group beneficially owning 30% or more of the Company's common stock.

     If, following the acquisition of 20% or more of the Company's common stock,
(i) the Company is the surviving corporation in a merger with an Acquiring Person and its common stock is not changed, (ii) a person or entity becomes the beneficial owner of more than 30% of the Company's common stock, except in certain circumstances such as through a tender or exchange offer for all the Company's common stock which the Board of Directors determines to be fair and otherwise in the best interests of the Company and its stockholders, (iii) an Acquiring Person engages in certain self-dealing transactions or (iv) an event occurs which results in such Acquiring Person's ownership interest being increased by more than 1%, each holder of a Right, other than an Acquiring Person, will thereafter have the right to receive, upon exercise, the Company's common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. The Board of Directors amended the Rights Agreement dated as of October 29, 1987, between the Company and The First National Bank of Boston, as Rights Agent, so that Cooper Life Sciences, Inc. ('CLS') and its affiliates and associates would not be Acquiring Persons thereunder as a result of CLS's beneficial ownership of more than 20% of the outstanding common stock of the Company by reason of its ownership of Series B Preferred Stock or common stock issued upon conversion thereof. See Note 15 under 'Agreements With CLS.'

     Under certain circumstances, if (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, unless (a) the

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

transaction occurs pursuant to a transaction which the Board of Directors determines to be fair and in the best interests of the Company and its stockholders (b) the price per share of Common Stock offered in the transaction is not less than the price per share of common stock paid to all holders pursuant to the tender or exchange offer, and (c) the consideration used in the transaction is the same as that paid pursuant to the offer, or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right, other than an Acquiring Person, shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right.

     At any time until the close of business on the tenth day following a public announcement that an Acquiring Person has acquired, or generally obtained the right to acquire beneficial ownership of 20% or more of the Company's common stock, the Company will generally be entitled to redeem the Rights in whole, but not in part, at a price of $.05 per Right. After the redemption period has expired, the Company's right of redemption may be reinstated if an Acquiring Person reduces his beneficial ownership to 10% or less of the outstanding shares of common stock in a transaction or series of transactions not involving the Company.

     Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights expire on October 29, 1997.

NOTE 6. COSTS ASSOCIATED WITH RESTRUCTURING OPERATIONS

     In the second quarter of 1993, the Company recorded a restructuring  charge
of   $451,000  for  consolidation  of   CooperSurgical  facilities  and  related
reorganization and relocation costs.

NOTE 7. SETTLEMENT OF DISPUTES

     The Company and CLS entered into a settlement agreement, dated July 14, 1993, pursuant to which CLS delivered a general release of claims against the Company, subject to exceptions for specified on-going contractual obligations, and agreed to certain restrictions on its acquisitions, voting and transfer of securities of the Company, in exchange for the Company's payment of $4,000,000 in cash and delivery of 200,000 shares of common stock of CLS owned by the Company and a general release of claims against CLS, subject to similar exceptions. See Note 15 for a discussion of the settlement terms. The cash paid and fair value of CLS shares returned to CLS were charged to the Company's statement of operations for 1993 as settlement of disputes. In addition, the Company charged $1,500,000 to the statement of operations for certain other disputes.

     Included in fiscal 1992 is a charge for settlement of disputes which includes 1) a $650,000 charge related to a transaction with CLS, 2) a payment to Mr. Frederick R. Adler and 3) provisions for several ongoing litigations and disputes including the tentative settlement of Guenther v. Cooper Life Sciences, Inc. et. al.

     In April 1992, Frederick R. Adler, a former director of the Company at that time, notified the Company that he would solicit proxies to elect his own slate of nominees at the 1992 Annual Meeting of Shareholders (the 'Annual Meeting'), in opposition to the Board's nominees to the Board of Directors (the 'Proxy Contest'). On June 15, 1992, Mr. Adler and the Company entered into a settlement agreement with respect to the Proxy Contest pursuant to which the Board of Directors set the size of the Board at nine members, effective as of the Annual Meeting, and nominated Mr. Adler and Louis A. Craco, a partner in the law firm of Willkie, Farr & Gallagher, for election to the Board together with the Board's seven other nominees, Arthur C. Bass, Allen H. Collins, M.D., Joseph C. Feghali, Mark A. Filler, Michael H. Kalkstein, Allan E. Rubenstein, M.D., and Robert S. Weiss. The settlement agreement provided for the replacement of Mr. Adler by one of three designated persons if he was unable or unwilling to serve as a director following his election at the Annual Meeting. In December

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1992, Mr. Adler resigned from the Company's Board of Directors and designated Michael R. Golding, M.D., as his replacement. As part of the settlement, in which the parties exchanged mutual releases of claims arising out of the Proxy Contest and litigation brought in connection therewith, Mr. Adler agreed, among other things, not to solicit proxies in opposition to the election of the Board's nine nominees at the Annual Meeting and not to take any action to call a special meeting of stockholders or solicit stockholder consents with respect to the election or removal of directors prior to the 1993 annual meeting of stockholders of the Company. The Company also reimbursed Mr. Adler for $348,000 of expenses actually incurred by him in connection with the Proxy Contest and negotiation of the settlement agreement.

     In 1992 the Company reached an agreement involving the settlement of Guenther v. Cooper Life Sciences, et. al., a class and shareholder derivative action filed against CLS, the Company, Cooper Development Company, a Delaware corporation ('CDC'), Parker G. Montgomery, A. Kenneth Nilsson, Charles Crocker, Robert W. Jamplis, Barbara Foster as executrix of the Estate of Hugh K. Foster, Michael Mitzmacher, Joseph A. Dornig, Martin M. Koffel, Richard W. Turner, John Vuko, Randolph Stockwell, Hambrecht & Quist, Incorporated, Peat Marwick Main & Co., Gryphon Associates, L.P. and The Gryphon Management Group, Ltd. in June 1988 in the United States District Court for the District of Minnesota and transferred in December 1988 to the District Court for the Northern District of California. As amended, the action alleged various securities law violations and shareholder derivative claims in connection with the public disclosures by, and management of, CLS from 1985 to 1988. The Company formerly shared certain officers and directors with CLS and is alleged to have controlled CLS. The settlement resolved all claims asserted against the Company and its former officers and directors. On April 30, 1993, the court approved the settlement after notice to the plaintiff class and a court hearing. In accordance with the settlement, the case has been dismissed as to the Company and all other defendants. The settlement provided for a payment by Optics Cayman Islands Insurance Ltd., a subsidiary of the Company (which provided directors' and officers' liability insurance to some of the above-named individuals), in the amount of $2,200,000 on behalf of the directors and officers of CLS, as well as a payment of $1,800,000 by the Company. The settlement amount was fully reserved in the books of the Company at July 31, 1992 and paid into escrow by October 31, 1992.

NOTE 8. PREFERRED STOCK

     On June 14, 1993, the Company acquired from CLS all of the remaining outstanding shares of the Company's SERPS, having an aggregate liquidation preference of $16,060,000, together with all rights to any dividends or distributions thereon, in exchange for shares of Series B Preferred Stock having an aggregate liquidation preference of $3,450,000 and a par value of $.10 per share. The 345 shares of Series B Preferred Stock, and any shares of Series B Preferred Stock issued as dividends, are convertible into one share of common stock of the Company for each $1.00 of liquidation preference, subject to customary antidilution adjustments. The Company also has the right to compel conversion of Series B Preferred Stock at any time after the market price of the common stock on its principal trading market averages at least $1.375 for 90 consecutive calendar days and closes at not less than $1.375 on at least 80% of the trading days during such period. CLS currently owns 4,850,000 shares of common stock, or approximately 16.2% of the Company's outstanding common stock. See Note 15.

     Dividends will accrue on the Series B Preferred Stock commencing June 14, 1994, and will be payable quarterly in cash at the rate of 9% (of liquidation preference) per annum or, if the Company is restricted by applicable law or certain debt agreements from paying cash dividends, in additional shares of Series B Preferred Stock at the rate of 12% (of liquidation preference) per annum. The Series B Preferred Stock is redeemable, in whole or in part, at the option of the Company, at any time at a redemption price equal to its then applicable liquidation preference, plus accrued and unpaid dividends.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9. INCOME TAXES

     The components of income (loss) from continuing operations before income taxes and extraordinary items and the provision for income taxes are as follows:

                                                                      YEAR ENDED OCTOBER 31,
                                                                  ------------------------------
                                                                    1993       1992       1991
                                                                  --------   --------   --------
                                                                          (IN THOUSANDS)
Income (loss) from continuing operations before income taxes and extraordinary items:
     United States..............................................  ($34,203)  ($17,164)  ($26,171)
     Outside the United States..................................       548      1,106      1,569
                                                                  --------   --------   --------
                                                                  ($33,655)  ($16,058)  ($24,602)
                                                                  --------   --------   --------
                                                                  --------   --------   --------
Provision for income taxes, all current:
     Federal....................................................  $  --      $    354   $  --
     State......................................................       417        420        201
     Outside the United States..................................     --          (674)     --
                                                                  --------   --------   --------
                                                                  $    417   $    100   $    201
                                                                  --------   --------   --------
                                                                  --------   --------   --------

     A reconciliation of the provision for (benefit of) income taxes included in the Company's statement of consolidated operations and the amount computed by applying the United States statutory federal income tax rate to income (loss) from continuing operations before extraordinary items and income taxes follows:

                                                                      YEAR ENDED OCTOBER 31,
                                                                  ------------------------------
                                                                    1993       1992       1991
                                                                  --------   --------   --------
                                                                          (IN THOUSANDS)
Computed expected provision for (benefit of) income taxes.......  ($11,443)  ($ 5,460)  ($ 8,365)
Increase (decrease) in taxes resulting from:
     Income outside the United States operations, subject to
       lower rates..............................................      (186)      (376)      (533)
     Amortization of intangibles................................       148         65         27
     State taxes, net of federal income tax benefit.............       275        277        133
     Reduction of estimated tax liability.......................     --          (674)     --
     Dividends from subsidiaries outside the United States......        11      1,358        967
     Amortization of restricted stock compensation..............       335        (14)       (29)
     Operating loss not utilized against income from continuing
       operations...............................................    11,546      4,552      7,983
     Prior year federal assessment..............................     --           354      --
     Other......................................................      (269)        18         18
                                                                  --------   --------   --------
Actual provision for income taxes...............................  $    417   $    100   $    201
                                                                  --------   --------   --------
                                                                  --------   --------   --------

     At October 31, 1993, the Company had net operating loss carryforwards of approximately $224,000,000 for financial statement purposes and approximately $243,000,000 for income tax purposes, and investment tax, research and development and job tax credit carryforwards of approximately $2,455,000 all of which will expire in varying amounts beginning in the year ending October 31, 1999.

     Income taxes have not been provided for the undistributed earnings of subsidiaries operating outside the United States. There were no such earnings of the Company at October 31, 1993. During 1992 and 1991, the Company repatriated $3,655,000 and $1,713,000, respectively, of earnings of the Company's selected subsidiaries. Such repatriations did not result in a material increase in income taxes.

     Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' ('FAS 109') was issued by the Financial Accounting Standards Board in February 1992. FAS 109 requires a

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred income taxes are recognized for the future tax consequences attributable to differences between bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     FAS 109 must be adopted for years beginning after December 15, 1992. Upon adoption, the provisions of FAS 109 may be applied without restating prior years' financial statements or may be applied retroactively by restating any number of consecutive prior years' financial statements.

     Upon adoption in the 1994 fiscal year, the Company plans to apply the provisions of FAS 109 without restating prior years' financial statements. The Company anticipates that the adoption of FAS 109 will not have a material impact on the financial statements. No benefit will be recognized for operating loss and tax credit carryforwards since the deferred tax asset will be offset by a valuation reserve.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                                      1993       1992
                                                                                     -------    -------
                                                                                       (IN THOUSANDS)
Land and improvements*............................................................   $ 4,482    $ 4,620
Buildings and improvements........................................................    32,560     31,932
Machinery and equipment...........................................................     9,984      7,908
Leasehold improvements............................................................     1,088      1,346
Construction in progress..........................................................       180        211
                                                                                     -------    -------
                                                                                     $48,294    $46,017
                                                                                     -------    -------
                                                                                     -------    -------

- ------------

* Includes approximately $3,000,000 for two parcels of land sold in fiscal 1994. See Note 2.

     Depreciation and leasehold amortization expense amounted to $2,624,000, $1,537,000 and $1,039,000 for the years ended October 31, 1993, 1992 and 1991, respectively.

NOTE 11. LONG-TERM DEBT, NOTES PAYABLE AND WARRANTS

LONG-TERM DEBT

     As used herein, the term 'Indenture' means the indenture governing the Company's Debentures. The Indenture has been amended twice (and unless specified herein or the context requires otherwise, references to the Indenture are to the Indenture as so amended): first, pursuant to a First Supplemental Indenture dated as of June 29, 1989, and second, pursuant to a Second Supplemental Indenture dated as of January 6, 1994.

     During the year ended October 31, 1989, in order to consummate the sale of CTI (see Note 2), the Company was required to obtain the approval of the sale by the holders of a majority of the Company's Debentures which were then 8 5/8% Convertible Subordinated Debentures due 2005 (the '8 5/8% Debentures'). The Company's Consent Solicitation and Offer to Purchase sought consents for:

           the sale of CTI

           the sale of the Optometrics business

           the adoption of the First Supplemental Indenture.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company received the requisite consents and, in connection therewith, upon consummating the CTI sale, purchased approximately $70,000,000 principal amount of the 8 5/8% Debentures, and entered into the First Supplemental Indenture, which amended certain terms of the Indenture. Under these amended terms, the interest rate on the 8 5/8% Debentures was increased from 8 5/8% to 10 5/8% per annum, effective June 29, 1989. Reflecting this change, the 8 5/8% Debentures were retitled the '10 5/8% Convertible Subordinated Reset Debentures due 2005'. In addition, under the terms of the Indenture as then amended, the Company was required to reset the interest rate on the Debentures on June 15, 1991, to a rate per annum, as determined by two nationally recognized investment banking firms selected by the Company, such that the Debentures would have a market value equal to 75% of their principal amount on such date. The market value of the Debentures was 75% of principal value as of June 15, 1991; therefore, no interest rate reset was necessary. The SEC has filed a complaint for Permanent Injunction and Other Equitable Relief (the 'SEC Complaint') alleging, among other things, federal securities laws violations by the Company and Gary Singer, a former Co-Chairman of the Company, in connection with an alleged manipulation of the price and demand of the Debentures to avoid an allegedly required reset. The SEC Complaint alleges that Gary Singer and the Company manipulated the trading price of the Debentures, and that Gary Singer obtained allegedly false opinion letters from two firms, which letters failed to meet the Indenture requirements to avoid such reset. See Note 18.

     As a result of the losses experienced by the Company, the Company's Adjusted Net Worth, as defined in the Indenture (as in effect after adoption of the First Supplemental Indenture but prior to consummation of the Exchange Offer and Solicitation more fully discussed in Note 19), was $24,580,000 at April 30, 1993, $10,965,000 at July 31, 1993 and $452,000 at October 31, 1993. As a result of the Company's Adjusted Net Worth remaining below $41,500,000 for two consecutive fiscal quarters, the Company was required, pursuant to Section 4.09 of the Indenture (as then in effect), to purchase $15,000,000 principal amount of Debentures in the open market or through private transactions or to make an offer to all holders to purchase $15,000,000 principal amount of Debentures (less the principal amount of any Debentures purchased after July 31, 1993 through market or private purchases) at the optional redemption price then in effect, plus accrued and unpaid interest. The maximum purchases that the Company was required to make to comply with the covenant would have been $15,000,000 principal amount of Debentures every six months, beginning October 25, 1993.

     In addition, pursuant to Section 4.14 of the Indenture (as in effect after adoption of the First Supplemental Indenture but prior to consummation of the Exchange Offer and Solicitation), if all of the outstanding Debentures were not repurchased in connection with the covenant described above and if the Company had an Adjusted Net Worth of less than $350,000,000 at January 31, 1995 or a Cash Flow Coverage Ratio of less than 5 to 1 for the fiscal quarter then ended, the Company would have been required to purchase, in June of 1995, all Debentures then outstanding at 100% of principal amount plus accrued and unpaid interest.

     In its Annual Report on Form 10-K for the fiscal year ended October 31, 1991, as amended, the Company disclosed the following transactions: On July 11, 1991, the Company purchased $450,000 principal amount of Bally's Grand Inc. 11 1/2% bonds (the 'Bally's Grand Bonds') for $301,500. On July 16, 1991, Gary Singer purchased $500,000 principal amount of Bally's Grand Bonds for his wife's account for $340,000. On August 7, 1991, the Company purchased the Bally's Grand Bonds held in his wife's account for $345,000. The Company has been advised by counsel for Mr. Singer that in transactions such as this transaction and the transactions described below, because prices for these bonds are not widely quoted, it was Mr. Singer's practice to confirm the market price by requesting market price information from brokers. Mr. Singer's wife received net proceeds on such sale of $344,470.50. On September 5, 1992, the Company sold its entire position of Bally's Grand Bonds for $656,687.50. On July 23, July 26 and August 5, 1991, the Company purchased an aggregate of $9,500,000 principal amount of Petrolane Gas 13 1/4% bonds (the 'Petrolane Bonds') for an aggregate of $3,361,875. On September 17, 1991, the Company sold $6,000,000 principal amount of its Petrolane

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Bonds, for an aggregate of $2,520,000. On September 19, 1991, it sold its remaining $3,500,000 principal amount of bonds to a relative of Mr. Singer for $1,400,000. Mr. Singer's relative purchased such bonds for $1,404,375 (including broker mark-up) and sold a portion of them on September 30, and the balance on October 2, 1991, receiving aggregate proceeds of $1,469,375. On September 24 and 26, 1991, the Company purchased an aggregate of $4,887,000 principal amount of DR Holdings Bonds for an aggregate of $2,385,195. On October 1, 1991, the Company sold its DR Holdings Bonds to the same relative of Mr. Singer for $2,565,675. Mr. Singer's relative purchased such bonds for $2,571,783.75 (including broker mark-up) and sold them on October 2, 1991, for $2,907,765. On or about September 27, 1991, the Company purchased $2,213,000 principal amount of DR Holdings Bonds for $1,156,292.50. On or about October 4, 1991, the DR Holdings Bonds were transferred to a securities brokerage account in the name of the wife of Gary Singer, and, on or about October 7, 1991, a payment of $1,156,292.50 was made by Mr. Singer's wife to the Company. Counsel for Mr. Singer has advised the Company that Mr. Singer intended to purchase the DR Holdings Bonds for his wife's account, that the transaction was executed in a Company account as the result of a broker's error, and that the subsequent transfer of the DR Holdings Bonds from a Company account to his wife's account and payment by his wife to the Company, as described above, were undertaken to correct the broker's error. Counsel for Mr. Singer has further advised the Company that, on October 2, 1991, Mr. Singer's wife sold the $2,213,000 principal amount of DR Holdings Bonds for $1,316,735.

     Gary Singer was convicted of violations of federal criminal laws in connection with certain of the foregoing transactions, and certain of such transactions are also the subject of allegations in the SEC Complaint that, among other things, Gary Singer entered into such trades for the purpose of diverting profits from the Company to such relatives. See Note 18. Section 4.12 of the Indenture (as in effect prior to consummation of the Exchange Offer and Solicitation) contained a covenant limiting the Company's ability to, among other things, sell any of its property or assets to, or purchase any property or assets from, any Affiliate of the Company (as defined in the Indenture as then in effect).

     Section 4.18 of the Indenture (as in effect after adoption of the First Supplemental Indenture but prior to consummation of the Exchange Offer and Solicitation) contained a covenant prohibiting the Company from maintaining an equity interest for more than eighteen months in, and making any direct or indirect advances, loans or other extensions of credit to, any person that is not consolidated with the Company. From time to time, the Company has maintained an equity interest in unconsolidated persons for more than the permitted period and may have engaged in transactions that could be construed to be a direct or indirect advance, loan or other extension of credit in violation of the Indenture as then in effect.

     Breach of the covenants contained in Section 4.09, 4.12 or 4.18 of the Indenture or the reset obligation contained in the Debentures (in each case, as in effect after adoption of the First Supplemental Indenture but prior to consummation of the Exchange Offer and Solicitation) was a Default under the Indenture, which would have led to an Event of Default under the Indenture (providing grounds for the Trustee or the holders ('Holders') of at least 25% in principal amount of the Debentures then outstanding to declare the principal and accrued interest on the outstanding Debentures immediately due and payable) if such Default was not cured within 60 days of the Company's receipt of notice of the Default from the Trustee or such Holders. The Company did not have the necessary cash resources to pay the principal and accrued interest on the outstanding Debentures (totalling approximately $40,000,000 at October 31, 1993) in the event that the Debentures were successfully accelerated and such acceleration were not rescinded.

     Consummation of the Exchange Offer and Solicitation in January 1994 and the execution of the Second Supplemental Indenture pursuant thereto eliminated the requirement that the Company purchase Debentures by reason of Section 4.09 of the Indenture and eliminated the risk that the Company would be required to purchase Debentures by reason of Section 4.14 of the Indenture. In addition, the Company obtained, pursuant to the Exchange Offer and Solicitation, the waiver (the 'Waiver') of any and all Defaults and Events of Default and their consequences under the Debentures

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and the Indenture arising out of any actions, omissions or events occurring on or prior to 5:00 p.m. New York City time, January 6, 1994, the expiration date of the Exchange Offer and Solicitation (the 'Expiration Date'), including any Defaults or Events of Default arising out of the matters described above.

     The Debentures mature on March 1, 2005 and, as a result of amendments approved by the holders of the Debentures in connection with the Exchange Offer and Solicitation and set forth in the Second Supplemental Indenture, are convertible into common stock at a conversion price of $5.00 per share, subject to adjustment under certain conditions to prevent dilution to the holders. On October 31, 1993, the aggregate principal amount of Debentures then outstanding were convertible into an aggregate of 1,434,754 shares of common stock at a conversion price of $27.45. Interest is payable semiannually on March 1st and September 1st of each year. As of October 31, 1993, $39,384,000 principal amount of the Debentures remained outstanding, the market value of which was approximately $26,584,000. The difference between the principal amount and carrying value on the Company's consolidated balance sheet of $387,000 represents unamortized discount which is being charged to expense. Following consummation of the Exchange Offer and Solicitation approximately $9,400,000 principal amount of the Debentures remain outstanding, convertible into shares of common stock at a conversion price of $5.00, and approximately $22,000,000 principal amount of Notes (as defined in Note 19) were outstanding.

     During  1993, 1992 and  1991, the Company  purchased $4,846,000, $5,031,000 and $23,166,000, respectively, principal amount of its Debentures, all of which have been retired. See Note 4 for a discussion of extraordinary gains which resulted from these purchases.

     Other long-term debt consists of the following:

                                                                                        OCTOBER 31,
                                                                                     ------------------
                                                                                      1993       1992
                                                                                     -------    -------
                                                                                       (IN THOUSANDS)
Bank term loan; interest at 4% above the bank's prime rate (floor of 12%), payable monthly; principal payable in installments through August 1997 (the 'HGA Term
  Loan')..........................................................................   $11,222    $11,889
Bank term loan; interest at 1% to 1.5% above the bank's prime rate, payable
  quarterly; principal payable in installments through 1995.......................     --         2,097
Industrial Revenue Bonds; interest at 85% of prime rate, payable monthly;
  principal payable in installments through 1997 (the 'HGA IRB')..................     2,495      4,900
Mortgage note; interest at 9.5% and principal due October 2000....................       450        450
Note payable; interest at 9% and annual principal payments through January 1993...     --           527
Capitalized leases from 11.5% to 13% maturing 1995................................       762        337
                                                                                     -------    -------
                                                                                      14,929     20,200
Less current portion..............................................................     1,499      5,190
                                                                                     -------    -------
                                                                                     $13,430    $15,010
                                                                                     -------    -------
                                                                                     -------    -------

     The HGA Term Loan and HGA IRB contain several covenants, including the maintenance of certain ratios and levels of net worth (as defined), restrictions with respect to the payments of cash dividends on common stock and on the levels of capital expenditures, interest and debt payments. In addition, the holders of the HGA IRB have the right to accelerate all outstanding principal at December 31, 1995 upon notification one year prior to that date.

     Substantially all of the property and equipment and accounts receivable of HGA collateralize its outstanding debt.

     Aggregate annual maturities of other long-term debt, including the current installments thereof, during the five years subsequent to October 31, 1993, are as follows:

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                 (IN THOUSANDS)
1994..........................................................................       $1,499
1995..........................................................................       $1,443
1996..........................................................................       $1,327
1997..........................................................................       $9,920
1998 and thereafter...........................................................       $  740

NOTES PAYABLE AND WARRANTS

     In connection with agreements to extend the due date on certain of the Company's outstanding debt in 1988, the Company issued warrants to a group of its lenders. Warrants to purchase 658,950 shares of the Company's common stock vested in December 1988 and currently have an expiration date of December 29, 1995. All other warrants related to the agreements expired.

     The terms of the warrants provide that the exercise price is to be reset every six months to the lower of the then current exercise price or 80% of the market value as defined in the warrant agreement. As of January 12, 1994, the most recent reset date, the exercise price was $.37 per share.

NOTE 12. STOCK OPTIONS, STOCK APPRECIATION RIGHTS, RESTRICTED STOCK, DEFERRED STOCK, STOCK PURCHASE RIGHTS AND LONG TERM PERFORMANCE AWARDS

1988 Long-Term Incentive Plan

     The 1988 Long Term Incentive Plan, as amended (the 'LTIP') provides the Company with opportunities to attract, retain and motivate key employees and consultants to the Company and its subsidiaries and affiliates, and enables the Company to provide incentives to key employees and consultants who are directly linked to the profitability of the Company and to increasing stockholder value.

     The LTIP authorizes a committee consisting of three or more individuals not eligible to participate in the LTIP or, if no committee is appointed, the Company's Board of Directors, to grant to eligible individuals during a period of ten years from September 15, 1988, stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, phantom stock units and long term performance awards for up to 6,376,710 shares of common stock, subject to adjustment for future stock splits, stock dividends and similar events. As of October 31, 1993, 4,008,943 shares remained available under the LTIP for future grants. Since the approval of the LTIP by the Company's stockholders, no further grants have been, and none will be, made under predecessor stock option and restricted stock plans. However, grants made under the prior plans before approval of the LTIP remain in effect.

     In February 1989, Gary Singer, Steven Singer, Bruce Sturman, Howard Sturman, Wayne Sturman, Kenneth Nilsson, Peter Riepenhausen and Martin Singer were granted the right to purchase 25,000, 25,000, 25,000, 25,000, 25,000,
5,000, 5,000 and 25,000 shares of restricted stock, respectively, pursuant to the LTIP. At the same time, options to purchase 313,170 shares were granted to each of Gary Singer, Steven Singer, Bruce Sturman, Howard Sturman, Wayne Sturman and Martin Singer, and options to purchase 25,000 shares were granted to each of Kenneth Nilsson and Peter Riepenhausen. The exercise price of such options was $3.75 per share. In March 1989, Arthur Bass, the former President and Chief Executive Officer of the Company at that time, was granted the right to purchase 50,000 shares of restricted stock pursuant to the LTIP. The purchase price for all such restricted stock awards was $.10 per share. Restrictions were removed from 10% of all of the aforementioned restricted shares in 1989 according to the restricted share release formula and 90% of the grants of Howard Sturman, Wayne Sturman, Kenneth Nilsson and Peter Riepenhausen were forfeited by each of the foregoing upon the termination of his employment. Martin Singer's restricted shares as to which restrictions had not been removed (22,500 shares) were relinquished as described more fully below. In April 1990 and April 1991, in accordance with the revised vesting schedule described below, the first two Price Levels (i.e. $4.43

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and $5.22, respectively) were achieved and, accordingly, restrictions were removed from 40% of the restricted shares still outstanding on each of such dates from which restrictions had not been removed previously.

     In March 1989, Arthur Bass also received an option to purchase 737,690 shares of the Company's common stock at an exercise price of $3.75 per share. In accordance with a renegotiation of his compensation, Mr. Bass waived that option in return for 150,000 shares of restricted stock, of which 31,317 shares were immediately free of restrictions. Restrictions were removed from another 23,736 of those shares in April 1990 upon satisfaction of the first Price Level. When Mr. Bass resigned as President and Chief Executive Officer of the Company in September 1990, he forfeited his remaining restricted shares.

     Pursuant to employment agreements between the Company and each of Gary Singer, Steven Singer and Bruce Sturman, which became effective as of March 9, 1990, each of the aforementioned individuals received a grant of the right to purchase 313,170 shares of restricted stock (the 'March Restricted Shares'), of which 31,317 shares were immediately free of restrictions. Restrictions on the remainder of the March Restricted Shares were to be removed in 20% increments when the average closing price of the Company's common stock on the New York Stock Exchange (composite quotations) over any consecutive period of 30 days (the 'Average Price') next equals or exceeds $4.43, $5.22, $6.16, $7.27 and $8.58 (individually, a 'Price Level') or, if not previously removed, at the end of ten years. Pursuant to other provisions in the aforementioned employment agreements, the formula for removing restrictions from the restricted shares granted in February and March 1989 was amended to conform to that of the March Restricted Shares and each of Gary Singer, Steven Singer and Bruce Sturman relinquished their 313,170 options.

     The issuance of the March Restricted Shares was effected pursuant to Board authorization given in connection with the adoption of a series of proposals designed to reduce the cash compensation of senior management. Bruce Sturman, Gary Singer and Steven Singer each relinquished their rights to cash severance in exchange for the March Restricted Shares. That compensation adjustment reflects some of the terms contained in a subsequently approved stipulation of settlement (the 'Settlement Agreement') in a derivative suit entitled In Re The Cooper Companies, Inc. Shareholders' Litigation in which Bruce Sturman, Gary Singer and Steven Singer and certain former officers of the Company were named defendants.

     Also pursuant to the aforementioned Board authorization and in contemplation of the effectiveness of the Settlement Agreement, 281,853 stock options of Martin Singer which had not yet become exercisable and 22,500 restricted shares as to which the restrictions had not yet been removed were relinquished in exchange for the right to purchase for par value 272,500 restricted shares as to which all restrictions were to be removed 18 months following the date of issuance (the 'Special Restricted Shares').

     On March 9, 1990, the Executive Committee of the Board of Directors authorized additional grants totalling 457,500 restricted shares to various other employees and consultants of the Company, with restrictions to be removed in 20% increments or at the end of ten years as described above. All of the aforementioned grants were also ratified and approved by the Compensation Committee and by the full Board of Directors. When the first and second Price Levels were achieved in April 1990 and April 1991, restrictions were removed from 40% of the aforementioned restricted shares, other than the Special Restricted Shares of Martin Singer.

     In July 1990, the Compensation Committee of the Board of Directors authorized several grants covering an aggregate of 383,000 restricted shares (the 'July Restricted Shares') to be issued pursuant to the LTIP. Restrictions on 20% of the July Restricted Shares were removed pursuant to the terms of individual restricted share agreements upon issuance of those shares. Restrictions on the remaining 80% of the July Restricted Shares were to be removed in 25% increments when the Average Price of the Company's common stock next equals or exceeds for the first time $5.22, $6.16, $7.27 and $8.58, or, if

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

not previously removed, at the end of ten years. In April 1991, the $5.22 Price Level was achieved and, accordingly, restrictions were removed from 25% of the restricted shares.

     All remaining restrictions on the aforementioned restricted shares, except for restricted shares of Steven Singer as a result of a modification to his employment agreement, were removed in September 1993 as a result of a 'Change in Control' as defined by the LTIP in connection with the issuance by the Company of Series B Preferred Stock.

     In January and June 1991, the Administrative Committee of the LTIP authorized grants to employees and consultants of the Company covering an aggregate of 101,500 restricted shares. Those restricted shares were to have restrictions removed in 20% increments at the various Price Levels or at the end of ten years, as described above. As of October 31, 1992, restrictions on 13,450 of these shares were removed, and during 1993 the remainder of restrictions were removed as a result of a 'Change in Control' as defined by the LTIP in connection with the issuance by the Company of Series B Preferred Stock. In October 1991, the Administrative Committee of the LTIP made a grant to Bruce Sturman of 100,000 restricted shares. Of those 100,000 shares, 46,000 shares had restrictions removed upon purchase and the remaining restricted shares would have been released in 33.33% increments at Price Levels of $6.16, $7.27 and $8.58. With the termination of Bruce Sturman's employment with the Company on July 27, 1992, the remaining restricted shares granted in October 1991 (54,000 shares) and his remaining restricted shares granted in March 1990 (182,611 shares) were purchased by the Company for $.10 per share.

     In October 1991, the Administrative Committee of the LTIP made grants of 25,000 phantom stock units ('PSUs') to each of Gary Singer, Steven Singer and Bruce Sturman which were immediately vested to the individuals. Gary and Steven Singer each surrendered their 25,000 PSUs to the Company in October 1991, whereupon they received an amount of cash ($98,450 each) equal to the fair market value of 25,000 shares of common stock as specified by the grant. Bruce Sturman's PSUs expired with his termination of employment with the Company on July 27, 1992.

     In February and June 1992, the Administrative Committee of the LTIP authorized grants to employees and consultants covering an aggregate of 223,250 restricted shares. These restricted shares were to have restrictions removed in 20% increments at the various Price Levels (as described above), or have restrictions removed based on performance criteria or at the end of ten years. Of these grants, restrictions were removed from a total of 12,300 shares in 1992, and the remainder, not otherwise forfeited, had restrictions removed during 1993 as a result of a 'Change in Control' as defined by the LTIP in connection with the issuance by the Company of Series B Preferred Stock. (See
Note 8.)

     In June 1993, the Administrative Committee of the LTIP authorized a grant to a consultant covering an aggregate of 125,000 restricted shares. These restricted shares had all restrictions removed in 1993.

     As of August 1, 1993, there were options to purchase an aggregate of 1,102,500 shares of common stock granted to, and not subsequently forfeited by, optionholders at exercise prices ranging from $.69 to $4.25 per share. The Company offered each employee who held options granted under the LTIP an opportunity to exchange those options for a smaller number of substitute options. Each new option is exercisable at $.56 per share. The number of shares each employee was entitled to purchase pursuant to such option was computed by the Company's independent nationally recognized compensation consulting firm using an option exchange ratio derived under the Black-Scholes option pricing model which takes into account the number of shares which could be acquired pursuant to outstanding options, the exercise price of the options, the current market of the Company's common stock and the option expiration date. Each person who elected to participate received an option to purchase an individually calculated percentage of the shares covered by his outstanding option, ranging from 21% to 70% of the shares such person was entitled to purchase. A percentage of the new option, equal to the percentage of the outstanding option that was already exercisable, was immediately exercisable. The remainder of the new option will vest and become exercisable in 25% tranches if and when the trading

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

price of the Company's common stock over 30 days averages, $1.00, $1.50, $2.00 and $2.50 per share, respectively. The option exchange program provided optionholders the opportunity to exchange options with exercise prices well in excess of the current market price of the Company's common stock with a lesser number of options that are exercisable at a price that, while still above current market price, is lower than the exercise price on the surrendered options. Under the terms of the option exchange offer, each person who elected to participate waived the vesting of options that otherwise would have resulted from the Change in Control (as such term is defined in the LTIP) that occurred when stockholders approved the conversion rights of the Series B Preferred Stock on September 14, 1993.

1990 Non-Employee Directors Restricted Stock Plan

     On April 26, 1990, the Company's Board of Directors adopted the 1990 Non-Employee Directors Restricted Stock Plan (the 'NEDRSP'), subject to the approval of such plan by the stockholders of the Company. Such approval was received July 12, 1990, at the Annual Meeting of Stockholders. The NEDRSP, by its terms, grants to each current and future director of the Company who is not also an employee or a consultant to the Company or any subsidiary of the Company ('Non-Employee Director') the right to purchase for $.10 per share, shares of the Company's common stock, subject to certain restrictions. One hundred thousand shares of such common stock were authorized and reserved for issuance under the NEDRSP. Shares which are forfeited become available for new awards under such plan. On July 12, 1990, upon approval of the NEDRSP by the stockholders of the Company, three Non-Employee Directors received grants for 10,000 restricted shares each. Each grant provided that the restrictions will be removed from 20% of such shares upon issuance. Restrictions shall lapse in 25% increments for the remaining 8,000 shares each time the Average Price next equals or exceeds $5.22, $6.16, $7.27 and $8.58. Restricted shares acquired under any award made after July 12, 1990 shall be in awards of 5,000 shares and shall have restrictions lapse with respect to 20% of such shares, and the shares subject thereto shall become nonforfeitable and freely transferable, each time, after the date of grant of the award, the Average Price equals or exceeds for the first time each of the following percentages of increase over the Average Price on the date of grant of the award: 18%, 36%, 54%, 72% and 90%.

     Transactions involving options to purchase the Company's common stock in connection with the LTIP and NEDRSP during each of the three years ended October 31, 1993 are summarized below:

                                                                                     NUMBER OF SHARES
                                                                                   --------------------
1993                                                                                 LTIP       NEDRSP
- --------------------------------------------------------------------------------   ---------    -------
Outstanding at beginning of year................................................   2,805,519    35,000
Options granted.................................................................     620,000      --
Options forfeited...............................................................    (962,089)     --
Restricted shares granted.......................................................     125,000    20,000
Restricted shares purchased by the Company......................................    (196,633)     --
Restricted shares forfeited.....................................................     (24,000)     --
                                                                                   ---------    -------
Outstanding at end of year......................................................   2,367,797    55,000
                                                                                   ---------    -------
                                                                                   ---------    -------
Available for future grant......................................................   4,008,943    45,000
                                                                                   ---------    -------
                                                                                   ---------    -------
Included in outstanding issuances are:
     Options issued but not exercisable.........................................     519,269      --
     Options issued and exercisable.............................................      14,959      --
     Restricted shares issued with restrictions in force........................     182,611     5,000
     Restricted shares issued with restrictions removed.........................   1,650,958    50,000
                                                                                   ---------    -------
     Outstanding at October 31, 1993............................................   2,367,797    55,000
                                                                                   ---------    -------
                                                                                   ---------    -------

     Options issued and outstanding have option prices ranging from $.56 to $2.625 per share.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                    NUMBER OF SHARES
                                                                                   -------------------
1992                                                                                 LTIP       NEDRSP
- --------------------------------------------------------------------------------   ---------    ------
Outstanding at beginning of year................................................   2,543,827    21,000
Options granted.................................................................     660,000     --
Options forfeited...............................................................     (20,000)    --
Restricted shares granted.......................................................     223,250    20,000
Restricted shares purchased by the Company......................................    (576,558)   (6,000)
Restricted shares forfeited.....................................................     (25,000)    --
                                                                                   ---------    ------
Outstanding at end of year......................................................   2,805,519    35,000
                                                                                   ---------    ------
                                                                                   ---------    ------
Available for future grant......................................................   3,571,191    65,000
                                                                                   ---------    ------
                                                                                   ---------    ------
Included in outstanding issuances are:
     Options issued but not exercisable.........................................     772,500     --
     Options issued and exercisable.............................................     103,817     --
     Restricted shares issued with restrictions in force........................     795,022    23,000
     Restricted shares issued with restrictions removed.........................   1,134,180    12,000
                                                                                   ---------    ------
Outstanding at October 31, 1992.................................................   2,805,519    35,000
                                                                                   ---------    ------
                                                                                   ---------    ------

                                                                                     NUMBER OF SHARES
                                                                                   --------------------
1991                                                                                 LTIP       NEDRSP
- --------------------------------------------------------------------------------   ---------    -------
Outstanding at beginning of year................................................   2,341,327    30,000
Options granted.................................................................      35,000      --
Options forfeited...............................................................     (25,000)     --
Restricted shares granted.......................................................     201,500     5,000
Restricted shares purchased by the Company......................................      (4,500)   (14,000)
Restricted shares forfeited.....................................................      (4,500)     --
                                                                                   ---------    -------
Outstanding at end of year......................................................   2,543,827    21,000
                                                                                   ---------    -------
                                                                                   ---------    -------
Available for future grant......................................................   3,832,883    79,000
                                                                                   ---------    -------
                                                                                   ---------    -------
Included in outstanding issuances are:
     Options issued but not exercisable.........................................     124,500      --
     Options issued and exercisable.............................................     111,817      --
     Restricted shares issued with restrictions in force........................   1,185,629     9,000
     Restricted shares issued with restrictions removed.........................   1,121,881    12,000
                                                                                   ---------    -------
Outstanding at October 31, 1991.................................................   2,543,827    21,000
                                                                                   ---------    -------
                                                                                   ---------    -------

     The excess of market value over $.10 per share of LTIP and NEDRSP restricted shares on respective dates of grant is recorded as unamortized restricted stock award compensation and shown as a separate component of stockholders' equity. Restricted shares and other stock compensation charged (credited) to selling, general and administrative expense for the twelve months ended October 31, 1993, 1992 and 1991 was approximately $1,084,000, ($33,000)
and $1,734,000, respectively.

Prior Stock Option Plans

     Prior to the implementation of the LTIP, the Company had two stock option plans, the 1982 Stock Option Plan and the 1985 Stock Option Plan (collectively referred to as the 'Stock Option Plans'). With the adoption of the LTIP, effective September 15, 1988, all authorized but unallocated options of the Stock Option Plans (approximately 430,500 options) were transferred to the LTIP and no further grants were allowed from the Stock Option Plans. Previously existing grants, however, remained in effect.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Options granted under the Stock Option Plans could not be granted at less than 85% of the market value on the date of grant, could not have terms exceeding ten years and were generally exercisable in four equal annual installments commencing on the first anniversary of the date of the grant. The maximum number of shares authorized to be granted under the Stock Option Plans was 2,150,000 shares.

     Transactions in the Company's common stock during each of the three years ended October 31, 1993 in connection with the Company's Stock Option Plans are summarized below:

                                                                               NUMBER      OPTION PRICE
1993                                                                          OF SHARES      PER SHARE
- ---------------------------------------------------------------------------   ---------    -------------
Outstanding at beginning of year...........................................      40,238    $16.13-$19.75
Expired or canceled........................................................     (11,088)   $16.13-$19.75
Outstanding at end of year.................................................      29,150    $16.13-$19.75
Exercisable at end of year.................................................      29,150    $16.13-$19.75
1992
Outstanding at beginning of year...........................................      48,493    $ 5.33-$19.75
Expired or canceled........................................................      (8,255)   $ 5.33-$16.13
Outstanding at end of year.................................................      40,238    $16.13-$19.75
Exercisable at end of year.................................................      40,238    $16.13-$19.75
1991
Outstanding at beginning of year...........................................     161,168    $ 5.33-$19.75
Expired or canceled........................................................    (112,675)   $       16.13
Outstanding at end of year.................................................      48,493    $ 5.33-$19.75
Exercisable at end of year.................................................      48,493    $ 5.33-$19.75

NOTE 13. EMPLOYEE BENEFITS

THE COMPANY'S RETIREMENT INCOME PLAN

     The Company adopted The Cooper Companies, Inc. Retirement Income Plan (the 'Retirement Plan') in December 1983. The Retirement Plan is a non-contributory pension plan covering substantially all full-time United States employees of CVI, CVP and the Company's Corporate Headquarters. The Company's customary contributions are designed to fund normal cost on a current basis and to fund over thirty years the estimated prior service cost of benefit improvements
(fifteen years for annual gains and losses). The unit credit actuarial cost method is used to determine the annual cost. The Company pays the entire cost of the Retirement Plan and funds such costs as they accrue. Retirement costs applicable to continuing and discontinued operations of the Company for the years ended October 31, 1993, 1992 and 1991 were approximately $181,000, $265,000 and $351,000, respectively. Virtually all of the assets of the Retirement Plan are comprised of participations in equity and fixed income funds.

     Based on the latest actuarial information available, the following tables set forth the net periodic pension costs, funded status and amounts recognized in the Company's consolidated financial statements for the Retirement Plan:

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                           NET PERIODIC PENSION COST

                                                                                        YEAR ENDED
                                                                                       OCTOBER 31,
                                                                                   --------------------
                                                                                   1993    1992    1991
                                                                                   ----    ----    ----
                                                                                      (IN THOUSANDS)
Service cost....................................................................   $180    $187    $194
Interest cost...................................................................    453     426     401
Actual return on assets.........................................................   (628)   (364)   (354)
Net amortization and deferral...................................................    176      16     110
                                                                                   ----    ----    ----
     Net periodic pension cost..................................................   $181    $265    $351
                                                                                   ----    ----    ----
                                                                                   ----    ----    ----

               SCHEDULE RECONCILING THE FUNDED STATUS OF THE PLAN
              WITH PROJECTED AMOUNTS FOR THE FINANCIAL STATEMENTS

                                                                                1993           1992
                                                                             -----------    -----------
Assumptions:
     Discount rate on plan liabilities....................................      8.0%           8.0%
     Long-range rate of return on plan assets.............................      9.0%           9.0%
     Salary increase rate.................................................      6.0%           6.0%
     Average remaining service............................................   15.22 years    16.11 years

                 ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS

                                                                                          OCTOBER 31,
                                                                                        ----------------
                                                                                         1993      1992
                                                                                        ------    ------
                                                                                         (IN THOUSANDS)
Vested benefit obligation............................................................   $5,592    $5,285
Non-vested benefit obligation........................................................       48        38
                                                                                        ------    ------
Accumulated benefit obligation.......................................................    5,640     5,323
Effect of projected earnings levels..................................................      532       498
                                                                                        ------    ------
Projected benefit obligation.........................................................    6,172     5,821
Fair value of plan assets............................................................    5,993     4,826
                                                                                        ------    ------
Projected benefit obligation in excess of assets.....................................      179       995
Less:
     Unrecognized net gain...........................................................     (926)     (541)
     Prior service cost remaining to be amortized, including unrecognized net
      asset..........................................................................      490       516
                                                                                        ------    ------
Pension liability recognized.........................................................   $  615    $1,020
                                                                                        ------    ------
                                                                                        ------    ------

THE COMPANY'S 401(K) SAVINGS PLAN

     The Company adopted its Stock Purchase Savings Plan (the 'Stock Plan') on December 1, 1983. Effective July 1, 1990, the Company froze the Stock Plan and implemented The Cooper Companies, Inc. 401(k) Savings Plan (the '401(k) Plan'), a revision of the Stock Plan. Both plans provide for a deferred compensation arrangement as described in section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan and is available to substantially all full-time United States employees of the Company. United States resident employees of the Company who participate in the 401(k) Plan may elect to have from 2% to 10% of their pre-tax salary or wages (but not more than $8,994 for the calendar year ended December 31, 1993) deferred and contributed to the trust established under the 401(k) Plan. The Company's contributions to the Stock Plan or the 401(k) Plan on account of the

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company's participating employees, net of forfeiture credits, were $90,000, $72,000 and $54,000 for the years ended October 31, 1993, 1992 and 1991, respectively.

THE COMPANY'S BONUS PLAN

     The Company adopted its Incentive Payment Plan (the 'IPP') available to key executives and certain other personnel on November 1, 1982 pursuant to which such persons may in certain years receive cash bonuses based on Company and subsidiary performance. Total payments earned under the IPP for the years ended October 31, 1993, 1992 and 1991, were approximately $439,000, $456,000 and
$125,000, respectively. The Board of Directors of the Company also approved discretionary bonuses outside of the IPP for the years ended October 31, 1993 and October 31, 1992 of approximately $124,000 and $343,000, respectively.

THE COMPANY'S TURN-AROUND INCENTIVE PLAN

     The Company adopted its Turn-Around Incentive Plan (the 'TIP') on May 18, 1993 pursuant to which certain designated employees are eligible to receive awards, payable over time in a combination of cash and restricted stock issued if the Company achieves a global resolution acceptable to the Board of Directors of all breast implant matters and if the price of the Company's common stock reaches certain designated price levels. No payments have been made under the TIP to date.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     In December 1990, the Financial Accounting Standards Board issued Statement No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions ('FAS 106'), which required adoption of a new method of accounting for postretirement benefits. FAS 106 establishes standards for providing an obligation for future postretirement benefits due employees over the service period of such employees. FAS 106 is effective for fiscal years beginning after December 15, 1992. The Company will adopt FAS 106 as required and believes the adoption will have no material impact on its consolidated financial statements.

NOTE 14. LEASE AND OTHER COMMITMENTS

     Total minimum annual rental obligations under noncancelable operating leases (substantially all real property and equipment) in force at October 31, 1993 are payable in subsequent years as follows:

                                                                                           (IN THOUSANDS)
1994....................................................................................      $  2,563
1995....................................................................................         2,046
1996....................................................................................         1,341
1997....................................................................................           755
1998 and thereafter.....................................................................         4,475
                                                                                           --------------
                                                                                              $ 11,180
                                                                                           --------------
                                                                                           --------------

     Aggregate rental expense for both cancelable and noncancelable contracts amounted to $2,105,000, $2,828,000 and $2,869,000 in 1993, 1992 and 1991,
respectively.

     Commitments under capitalized leases are not significant.

     Under the terms of a supply agreement most recently modified in 1993, the Company agreed to purchase by December 31, 1997, certain contact lenses from a British manufacturer with an aggregate cost of approximately `L'4,063,000. As of December 31, 1993, there remained a commitment of `L'3,835,116.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The $9,000,000 liability recorded for payments to be made to MEC under the MEC Agreement described in Notes 3, 18 and 19 will become due as follows:

December 31,
     1994.............................................................   $1,250,000
     1995.............................................................    1,500,000
     1996.............................................................    1,750,000
     1997.............................................................    2,000,000
     1998.............................................................    2,500,000
                                                                         ----------
                                                                         $9,000,000
                                                                         ----------
                                                                         ----------

     Additional payments to be made to MEC beginning December 31, 1999 are contingent upon the Company's earning net income before taxes in each fiscal year, and are, therefore, not recorded in the Company's financial statements. Such payments are limited to the smaller of 50% of the Company's net income before taxes in each such fiscal year on a noncumulative basis or the amounts shown below:

December 31,
     1999.............................................................   $3,000,000
     2000.............................................................   $3,500,000
     2001.............................................................   $4,000,000
     2002.............................................................   $4,500,000
     2003.............................................................   $3,000,000

NOTE 15. RELATIONSHIPS   AND  TRANSACTIONS  BETWEEN   THE  COMPANY  CLS,  COOPER
         DEVELOPMENT  COMPANY  ('CDC')   AND  THE   COOPER  LABORATORIES,   INC.
         STOCKHOLDERS' LIQUIDATING TRUST (THE 'TRUST')

ADMINISTRATIVE SERVICES

     Pursuant to separate agreements between the Company and CDC, CLS and the Trust, which was formed in connection with the liquidation of the Company's former parent, Cooper Laboratories, Inc., the Company provided certain administrative services to CDC, CLS and the Trust, including the services of the Company's treasury, legal, tax, data processing, corporate development, investor relations and accounting staff. Expenses are charged on the basis of specific utilization or allocated based on personnel, space, percent of assets used or other appropriate bases. The agreements relating to the provision of administrative services to CDC and CLS terminated on September 17, 1988. The Company has not performed any services for CDC and CLS since September 17, 1988, other than historic tax services pursuant to the Trust. Combined corporate administrative expenses charged to the Trust by the Company were $213,000 in 1992 and $560,000 in 1991. On July 9, 1992, the Trust filed a petition in Bankruptcy under Chapter 7 of the Bankruptcy Code; and, effective July 31, 1992, the Company ceased providing services to the Trust. The Company has asserted a claim for approximately $740,000 in the Trust's bankruptcy proceedings, primarily representing unpaid administrative service fees and expenses and legal fees advanced by the Company on behalf of the Trust.

AGREEMENTS WITH CLS

     On October 21, 1988, the Company and CLS entered into a settlement agreement (the '1988 CLS Settlement Agreement') pursuant to which certain claims between the two corporations were settled. Among other things, the 1988 CLS Settlement Agreement provided that (a) the discovery period under the directors and officers liability insurance policy issued by the Company covering directors and officers of CLS would be extended pursuant to an option contained in the insurance policy (see 'Liability Insurance', below), (b) CLS would indemnify the Company for certain claims made by a former consultant to the Company (c) CLS would have no further liability to the Company with respect to the termination of the contract pursuant to which the Company had agreed to purchase ophthalmic

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

laser systems from CLS, (d) CLS would pay the Company $2,750,000 and (e) CLS, in its capacity as a holder of the SERPS, would consent to the Company's proposed sales of its CTI business and its Cooper Surgical business and to the proposed deletion of the mandatory redemption provision of the Senior Preferred Stock. The 1988 CLS Settlement Agreement did not allocate the $2,750,000 settlement amount among the various items contained therein. The $2,750,000 was paid in full by CLS in December 1988.

     On November 27, 1989, the Company and CLS entered into another separate settlement agreement (the '1989 CLS Settlement Agreement'). Pursuant to the 1989 CLS Settlement Agreement, among other things, the Company and CLS (i) entered into a mutual standstill arrangement precluding each party from acquiring each other's common stock and precluding CLS from acquiring additional shares of the SERPS, (ii) dismissed most of the outstanding litigations among the Company and CLS, (iii) reaffirmed the Company's obligation to register the SERPS, and (iv) obtained the consent of CLS, as a holder of outstanding SERPS, to any future sale of all or any portion of the Company's remaining contact lens business, subject to the receipt of a fairness opinion and following a 90-day period (since expired) in which the Company would negotiate the sale of the business exclusively with CLS and CDC.

     On June 12, 1992, the Company consummated a transaction with CLS, which eliminated approximately 80% of the SERPS (the '1992 CLS Transaction'). Pursuant to an Exchange Agreement between the Company and CLS dated as of June 12, 1992 (the '1992 Exchange Agreement'), the Company acquired from CLS 488,004 shares of SERPS owned by CLS, and all of CLS's right to receive, by way of dividends pursuant to the terms of SERPS, an additional 11,996 shares of SERPS (such 11,996 shares together with the 488,004 shares being referred to collectively as the 'Exchanged SERPS') in exchange for 4,850,000 newly issued shares of the Company common stock (the 'Company Shares'). In addition, the Company purchased 200,000 unregistered shares of CLS common stock (the 'CLS Shares'), for a purchase price of $1,500,000 in cash (carried at October 31, 1992, at cost in 'Other assets' of the Company's consolidated balance sheet) and entered into a settlement agreement with CLS dated as of June 12, 1992 (the '1992 CLS Settlement Agreement'), with respect to certain litigation and administrative proceedings in which the Company and CLS were involved. Pursuant to the 1992 Settlement Agreement, CLS, among other things, released its claim against the Company for unliquidated damages arising from the Company's failure to register the SERPS, in return for the Company's payment of $500,000, the reimbursement of certain legal fees and expenses in the amount of $650,000 incurred by CLS in connection with certain litigation and administrative proceedings, and the payment of $709,000 owed by the Company to CLS pursuant to tax sharing agreements between them. The Company also agreed to reimburse CLS for up to $250,000 of legal and other fees and expenses incurred by CLS in connection with the 1992 CLS Transaction and, if requested by CLS, to use its reasonable best efforts to cause the election to the Company's Board of Directors of one or two designees of CLS, reasonably acceptable to the Company (the number of designees depending, respectively, on whether CLS owns more than 1,000,000 but less than 2,400,000 shares, or more than 2,400,000 shares of the Company's common stock).

     As part of the 1992 CLS Transaction, pursuant to Registration Rights Agreements, dated as of June 12, 1992, each between the Company and CLS (the 'Registration Rights Agreements'), the Company and CLS each agreed to use its reasonable best efforts to register, respectively, the Company Shares and the CLS Shares. On July 27, 1992, the Company filed with the SEC a registration statement for the Company Shares which became effective November 20, 1992. If a registration statement covering the Company Shares had not been declared effective within 180 days following June 12, 1992, the Company had agreed to pay $1,250,000 in cash (an amount equal to the value of 'pay-in-kind' dividends it would have accrued on the Exchanged SERPS but for the exchange). CLS agreed that if CLS had not registered the CLS Shares within 17 months from the closing date, the Company could require CLS to repurchase the CLS Shares, at the Company's cost of $1,500,000, by either, at CLS's option, (a) payment of cash, (b) delivery of shares of Senior Preferred Stock, valued at $39 per share, or (c) delivery of

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

shares of the Company's common stock, valued at $3 per share The CLS Shares were delivered to CLS as part of 1993 CLS Settlement Agreement (as defined and described below).

     On June 14, 1993, the Company acquired from CLS, all of the remaining outstanding SERPS of the Company, having an aggregate liquidation preference of $16,060,000, together with all rights to any dividends or distributions thereon, in exchange for shares of Series B Preferred Stock having an aggregate liquidation preference of $3,450,000 and a par value of $.10 per share (the '1993 CLS Exchange Agreement'). Such shares, and any shares of Series B Preferred Stock issued as dividends, are convertible into one share of common stock of the Company for each $1.00 of liquidation preference, subject to customary antidilution adjustments.

     The Company also has the right to compel conversion of Series B Preferred Stock at any time after the market price of the common stock on its principal trading market averages at least $1.375 for 90 consecutive calendar days and closes at not less than $1.375 on at least 80% of the trading days during such period. CLS currently owns 4,850,000 shares of Common Stock, or approximately 16.2% of the outstanding common stock.

     Dividends will accrue on the Series B Preferred Stock commencing June 14, 1994, and will be payable quarterly in cash at the rate of 9% (of liquidation preference) per annum or, if the Company is restricted by applicable law or certain debt agreements from paying cash dividends, in additional shares of Series B Preferred Stock at the rate of 12% (of liquidation preference) per annum. The Series B Preferred Stock is redeemable, in whole or in part, at the option of the Company, at any time at a redemption price equal to its then applicable liquidation preference, plus accrued and unpaid dividends.

     The Company and CLS also entered into a Registration Rights Agreement, dated June 14, 1993, providing for the registration under the Securities Act of the shares of common stock issued upon such conversion of any of the Series B Preferred Stock and any of the 4,850,000 shares of common stock currently owned by CLS which have not been sold prior thereto.

     The Board of Directors amended the Rights Agreement dated as of October 29, 1987, between the Company and The First National Bank of Boston, as Rights Agent, so that CLS and its affiliates and associates would not be Acquiring Persons thereunder as a result of CLS's beneficial ownership of more than 20% of the outstanding Common Stock of the Company by reason of its ownership of Series B Preferred Stock or Common Stock issued upon conversion thereof. See Note 5.

     CLS obtained the 4,850,000 shares of Common Stock it currently owns pursuant to the 1992 CLS Exchange Agreement described above. In Amendment No. 1 to its Schedule 13D, filed with the SEC on November 12, 1992, CLS disclosed that 'in light of the recent public disclosures relating to the Company and the recent significant decline in the public trading price of the Common Stock, CLS is presently considering various courses of action which it may determine to be necessary or appropriate in order to maintain and restore the value of the Common Stock. Included among the actions which CLS is considering pursuing are the initiation of litigation against the Company and the replacement of management and at least a majority of the members of the Board of Directors of the Company.'

     On June 14, 1993, in order to resolve all disputes with CLS, the Company and CLS entered into a Settlement Agreement (the '1993 CLS Settlement Agreement'), pursuant to which CLS delivered a general release of claims against the Company, subject to exceptions for specified on-going contractual obligations, and agreed to certain restrictions on its voting and transfer of securities of the Company, in exchange for the Company's payment of $4,000,000 in cash and delivery of 200,000 shares of common stock of CLS owned by the Company and a general release of claims against CLS, subject to similar exceptions. The cash paid and fair value of CLS shares returned have been charged to the Company's statement of operations as settlement of disputes. See
Note 7.

     Pursuant to the 1993 CLS Settlement Agreement, the Company agreed to nominate, and CLS agreed to vote all of its shares of common stock of the Company in favor of the election of, a Board of Directors of the Company consisting of eight members, up to three of whom will, at CLS's request, be

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

designated by CLS (such designees to be officers or more than 5% stockholders of CLS as of June 14, 1993 or otherwise be reasonably acceptable to the Company). The number of CLS designees will decline as CLS's ownership of common stock (including shares of common stock into which the shares of Series B Preferred Stock owned by CLS are or may become convertible) declines. A majority of the Board members (other than CLS designees) will be individuals who are not officers or employees of the Company. Pursuant to the 1993 CLS Settlement Agreement, CLS designated, and on August 10, 1993 the Board of Directors elected, one person to serve as a director of the Company until the 1993 Annual Meeting. CLS also designated that individual along with two other people as its three designees to the eight-member Board of Directors that was elected at the 1993 Annual Meeting.

     CLS also agreed in the 1993 Settlement Agreement not to acquire any additional securities of the Company (except shares of Series B Preferred Stock issued as dividends or common stock issued upon conversion, if any, of Series B Preferred Stock) and to certain limitations on its transfer of securities of the Company. In addition, CLS agreed, among other things, not to seek control of the Company or the Board or otherwise take any action contrary to the 1993 CLS Settlement Agreement. CLS is free, however, to vote all voting securities owned by it as it deems appropriate on any matter before the Company's stockholders.

     The agreements with respect to Board representation and voting, and the restrictions on CLS's acquisition and transfer of securities of the Company, will terminate on June 14, 1995, or earlier if CLS beneficially owns less than 1,000,000 shares of common stock (including as owned any common stock into which shares of Series B Preferred Stock owned by CLS are convertible). The agreements will be extended if the market price of the common stock increases to specified levels prior to each of June 12, 1995, and June 12, 1996, or the Company agrees to nominate one CLS designee, who is independent of CLS and reasonably acceptable to the Company, in addition to that number of designees to which CLS is then entitled on each such date, which could result in such agreements continuing through October 31, 1996, and CLS having up to five designees on the Board (which would then have a total of ten members, or eleven members if a new chairman or chief executive officer is then serving on the Board). Following termination of such agreements and through June 12, 2002, CLS will continue to have the contractual right that it had pursuant to the 1992 CLS Settlement Agreement to designate two directors of the Company, so long as CLS continues to own at least 2,400,000 shares of common stock, or one director, so long as it continues to own at least 1,000,000 shares of common stock.

LIABILITY INSURANCE

     Prior to fiscal 1988, a subsidiary of the Company that is engaged in the insurance underwriting business issued a directors and officers liability policy to CLS and a former affiliate of the Company covering its directors and officers for certain liabilities. Each policy had a maximum aggregate coverage of $5,000,000. On September 2, 1988, the Company terminated the insurance policies. As described above, the discovery periods for claims under such policies were extended pursuant to the terms of such policies. The Company had pledged $7,750,000 of cash (included in restricted cash at October 31, 1991 in the
Company's  consolidated   balance  sheet)   to  collateralize   the   contingent
obligation.

     On April 30, 1993, the civil action entitled Guenther v. Cooper Life Sciences, Inc. et. al. filed in 1988 was settled. With such settlement, the Company was released from any future potential director and officer liability relating to coverage under the aforementioned policies and, therefore, the restricted cash which collateralized contingent liabilities was released. For a further discussion of the action see Note 7 'Settlement of Disputes.'

OTHER

     CLS was formerly an 89.5% owned subsidiary of the Company's former parent, Cooper Laboratories, Inc. ('Labs').

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     CLS filed Amendment No. 2 to its Schedule 13D stating that it owns and has sole voting and dispositive power with respect to 4,850,000 shares of the Company's common stock as of June 12, 1992. On June 14, 1993, CLS acquired 345 shares of Series B Preferred Stock which are convertible into 3,450,000 shares of common stock. In addition, the Company had been advised that, as of December 15, 1993, Moses Marx, the beneficial owner of approximately 22% of the outstanding stock of CLS, beneficially owned 1,126,000 shares (or approximately 3.7%) of the Company's common stock and $4,500,000 principal amount of Debentures, or approximately 11.4% of the aggregate principal amount thereof, and that United Equities Company ('United Equities'), a brokerage firm owned by Mr. Marx, held approximately $3,706,000 principal amount of Debentures or approximately 9.4% of the aggregate principal amount of Debentures outstanding, in its trading account. Mr. Marx and United Equities tendered all of their Debentures in the Exchange Offer and Solicitation (although not all of their Debentures were accepted due to proration), and the Company is not aware of Mr. Marx's or United Equities' current holdings of the Company's securities.

NOTE 16. BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION

     The Company's operations are attributable to four business segments: HGA (including PSG Management) which provides psychiatric healthcare services, and CooperVision, CooperVision Pharmaceuticals and CooperSurgical which develop, manufacture and market healthcare products.

     Total revenues by business segment represent service and sales revenue as reported in the Company's statement of consolidated operations. Total net sales revenue by geographic area include intercompany sales which are priced at terms that allow for a reasonable profit for the seller. Operating income (loss) is total revenue less cost of products sold, research and development expenses, selling, general and administrative expenses, costs of restructuring and amortization of intangible assets. Corporate operating loss is principally corporate headquarters expense. Investment income, net, settlement of disputes, debt restructuring costs, gain on sales of assets and businesses, net, other income (expense), net, and interest expense were not allocated to individual businesses and geographic segments.

     Identifiable assets are those assets used in continuing operations (exclusive of cash and cash equivalents) or which are allocated thereto when used jointly. Corporate assets are principally cash and cash equivalents, restricted cash and temporary investments.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Information by business segment for each of the years in the three year period ended October 31, 1993 follows:

                                                                                                CORPORATE
                                                       COOPER-     COOPERVISION    COOPER-          &
                   1993                       HGA       VISION    PHARMACEUTICALS  SURGICAL   ELIMINATIONS   CONSOLIDATED
- ------------------------------------------  --------   --------   ---------------  --------   -------------  ------------
                                                                           (IN THOUSANDS)
Revenue from nonaffiliates................  $ 45,283   $ 32,120   $        570     $ 14,679   $    --        $    92,652
                                            --------   --------        -------     --------   -------------  ------------
                                            --------   --------        -------     --------   -------------  ------------
Operating income (loss)...................  $  2,124   $  7,842   ($     2,045   ) ($ 4,482)  ($    24,893 ) ($   21,454 )
                                            --------   --------        -------     --------   -------------
                                            --------   --------        -------     --------   -------------
Investment income, net....................                                                                         1,615
Settlement of disputes....................                                                                        (6,350 )
Debt restructuring costs..................                                                                        (2,131 )
Gain on sales of assets and businesses,
  net.....................................                                                                           620
Other income (expense), net...............                                                                           174
Interest expense..........................                                                                        (6,129 )
                                                                                                             ------------
Loss from continuing operations before
  income taxes and extraordinary items....                                                                   ($   33,655 )
                                                                                                             ------------
                                                                                                             ------------
Identifiable assets.......................  $ 48,434   $ 24,339   $        833     $ 12,133   $     23,785   $   109,524
                                            --------   --------        -------     --------   -------------  ------------
                                            --------   --------        -------     --------   -------------  ------------
Depreciation expense......................  $  1,324   $    807   $         46     $    343   $        104   $     2,624
                                            --------   --------        -------     --------   -------------  ------------
                                            --------   --------        -------     --------   -------------  ------------
Amortization expense......................  $    205   $    187   $         90     $    290   $    --        $       772
                                            --------   --------        -------     --------   -------------  ------------
                                            --------   --------        -------     --------   -------------  ------------
Capital expenditures......................  $    774   $    398   $         91     $    305   $        181   $     1,749
                                            --------   --------        -------     --------   -------------  ------------
                                            --------   --------        -------     --------   -------------  ------------

                                                                                               CORPORATE
                                              HGA      COOPER-     COOPERVISION    COOPER-         &
                   1992                       (1)       VISION    PHARMACEUTICALS  SURGICAL   ELIMINATIONS  CONSOLIDATED
- ------------------------------------------  --------   --------   ---------------  --------   ------------  ------------
                                                                           (IN THOUSANDS)
Revenue from nonaffiliates................  $ 19,406   $ 27,817   $         46     $ 16,010   $   --        $    63,279
                                            --------   --------        -------     --------   ------------  ------------
                                            --------   --------        -------     --------   ------------  ------------
Operating income (loss)...................  $  1,967   $  3,772   ($     1,652   ) ($ 2,909)  ($   22,097 ) ($   20,919 )
                                            --------   --------        -------     --------   ------------
                                            --------   --------        -------     --------   ------------
Investment income, net....................                                                                       14,254
Settlement of disputes....................                                                                       (4,498 )
Gain on sales of assets and businesses,
  net.....................................                                                                        1,030
Other income (expense), net...............                                                                          772
Interest expense..........................                                                                       (6,697 )
                                                                                                            ------------
Loss from continuing operations before
  income taxes and extraordinary items....                                                                  ($   16,058 )
                                                                                                            ------------
                                                                                                            ------------
Identifiable assets.......................  $ 56,707   $ 21,245   $        410     $ 10,974   $    83,671   $   173,007
                                            --------   --------        -------     --------   ------------  ------------
                                            --------   --------        -------     --------   ------------  ------------
Depreciation expense......................  $    546   $    540   $          4     $    189   $       258   $     1,537
                                            --------   --------        -------     --------   ------------  ------------
                                            --------   --------        -------     --------   ------------  ------------
Amortization expense......................  $     86   $    202   $         22     $    308   $       124   $       742
                                            --------   --------        -------     --------   ------------  ------------
                                            --------   --------        -------     --------   ------------  ------------
Capital expenditures......................  $    101   $    498   $         45     $    555   $     3,211 (2) $     4,410
                                            --------   --------        -------     --------   ------------  ------------
                                            --------   --------        -------     --------   ------------  ------------

- ------------

(1) Results from May 29, 1992.

(2) Includes $3,149,000 for two real estate investments made by Cooper Real Estate Group.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                           COOPERVISION                    CORPORATE &
                   1991                     COOPERVISION  PHARMACEUTICALS  COOPERSURGICAL  ELIMINATIONS CONSOLIDATED
- ------------------------------------------  ------------  ---------------  --------------  -----------  ------------
                                                                         (IN THOUSANDS)
Revenue from nonaffiliates................  $     27,652  $         12     $        7,860  $   --       $    35,524
                                            ------------       -------     --------------  -----------  ------------
                                            ------------       -------     --------------  -----------  ------------
Operating loss............................  ($     5,351) ($       831   ) ($       5,386) ($  18,728 ) ($   30,296 )
                                            ------------       -------     --------------  -----------
                                            ------------       -------     --------------  -----------
Investment income, net....................                                                                   12,268
Other income (expense), net...............                                                                      574
Interest expense..........................                                                                   (7,148 )
                                                                                                        ------------
Loss from continuing operations before
  income taxes and extraordinary items....                                                              ($   24,602 )
                                                                                                        ------------
                                                                                                        ------------
Identifiable assets.......................  $     20,106  $        384     $       12,675  $  154,468   $   187,633
                                            ------------       -------     --------------  -----------  ------------
                                            ------------       -------     --------------  -----------  ------------
Depreciation expense......................  $        801  $          2     $           89  $      147   $     1,039
                                            ------------       -------     --------------  -----------  ------------
                                            ------------       -------     --------------  -----------  ------------
Amortization expense......................  $        196  $         17     $          233  $      500   $       946
                                            ------------       -------     --------------  -----------  ------------
                                            ------------       -------     --------------  -----------  ------------
Capital expenditures......................  $        604  $         19     $          481  $      574   $     1,678
                                            ------------       -------     --------------  -----------  ------------
                                            ------------       -------     --------------  -----------  ------------

     Information by geographic area for each of the years in the three year period ended October 31, 1993 follows:

                                                                                         ELIMINATIONS
                                               UNITED                                        AND
                                               STATES     EUROPE     CANADA    OTHER      CORPORATE      CONSOLIDATED
                                               -------    -------    ------    ------    ------------    ------------
                                                                           (IN THOUSANDS)
1993:
     Revenue from nonaffiliates.............   $83,189    $   795    $7,131    $1,537      $ --            $ 92,652
     Sales between geographic areas.........     4,593      --         --        --          (4,593)         --
                                               -------    -------    ------    ------    ------------    ------------
     Net operating revenue..................   $87,782    $   795    $7,131    $1,537      ($ 4,593)       $ 92,652
                                               -------    -------    ------    ------    ------------    ------------
                                               -------    -------    ------    ------    ------------    ------------
     Operating income (loss)................   $ 3,086    ($   72)   $  561    ($ 136)     ($24,893)       ($21,454)
                                               -------    -------    ------    ------    ------------    ------------
                                               -------    -------    ------    ------    ------------    ------------
     Identifiable assets....................   $85,962    $   832    $3,059    $ --        $ 19,671        $109,524
                                               -------    -------    ------    ------    ------------    ------------
                                               -------    -------    ------    ------    ------------    ------------
1992:
     Revenue from nonaffiliates.............   $54,036    $   648    $7,316    $1,279      $ --            $ 63,279
     Sales between geographic areas.........     2,872      --         --        --          (2,872)       $ --
                                               -------    -------    ------    ------    ------------    ------------
     Net operating revenue..................   $56,908    $   648    $7,316    $1,279      ($ 2,872)       $ 63,279
                                               -------    -------    ------    ------    ------------    ------------
                                               -------    -------    ------    ------    ------------    ------------
     Operating income (loss)................   $   480    ($   45)   $  826    ($ 146)     ($22,034)       ($20,919)
                                               -------    -------    ------    ------    ------------    ------------
                                               -------    -------    ------    ------    ------------    ------------
     Identifiable assets....................   $84,997    $ 1,613    $4,339    $1,152      $ 80,906        $173,007
                                               -------    -------    ------    ------    ------------    ------------
                                               -------    -------    ------    ------    ------------    ------------
1991:
     Revenue from nonaffiliates.............   $26,639    $   811    $7,248    $  826      $ --            $ 35,524
     Sales between geographic areas.........     4,443      --         --        --          (4,443)         --
                                               -------    -------    ------    ------    ------------    ------------
     Net operating revenue..................   $31,082    $   811    $7,248    $  826      ($ 4,443)       $ 35,524
                                               -------    -------    ------    ------    ------------    ------------
                                               -------    -------    ------    ------    ------------    ------------
     Operating income (loss)................   ($12,082)  $    17    $  478    $   19      ($18,728)       ($30,296)
                                               -------    -------    ------    ------    ------------    ------------
                                               -------    -------    ------    ------    ------------    ------------
     Identifiable assets....................   $28,497    $ --       $2,913    $ --        $156,223        $187,633
                                               -------    -------    ------    ------    ------------    ------------
                                               -------    -------    ------    ------    ------------    ------------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                         -------    -------    -------    -------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
1993:
     Net operating revenue............................................   $22,360    $23,659    $24,495    $22,138
     Loss applicable to common stock from continuing operations.......    (2,844)    (6,343)   (13,705)   (11,500)
     Loss on disposition of discontinued operations...................     --       (13,657)     --         --
     Extraordinary items..............................................       924      --         --         --
                                                                         -------    -------    -------    -------
     Loss applicable to common stock..................................   ($1,920)   ($20,000)  ($13,705)  ($11,500)
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
     Net income (loss) per common share*:
          Continuing operations.......................................   ($.09)     ($.22)     ($.46)     ($.38)
          Loss on disposition of discontinued operations..............     --        (.45)       --         --
          Extraordinary items.........................................     .03        --         --         --
          Net loss per common share...................................   ($.06)     ($.67)     ($.46)     ($.38)
     Common Stock price range:
          High........................................................   $ 1.375    $ 1.125    $ 0.750    $ 0.500
          Low.........................................................   $ 0.875    $ 0.406    $ 0.344    $ 0.344
1992:
     Net operating revenue............................................   $10,743    $11,318    $19,335    $21,883
     Income (loss) applicable to common stock from continuing
       operations.....................................................      (181)     1,494     (8,498)   (10,777)
     Loss on disposition of discontinued operations...................     --        (1,366)      (934)    (7,000)
     Extraordinary items..............................................       306         12       (318)       640
                                                                         -------    -------    -------    -------
     Net income (loss) applicable to common stock.....................   $   125    $   140    ($9,750)   ($17,137)
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
     Net income (loss) per common share*:
          Continuing operations.......................................   ($.01)      $.06      ($.30)     ($.35)
          Loss on disposition of discontinued operations..............     --        (.05)      (.03)      (.23)
          Extraordinary items.........................................     .01        --        (.01)       .02
     Net income (loss) per common share...............................     $--       $.01      ($.34)     ($.56)
     Common Stock price range:
          High........................................................   $ 4.375    $ 4.375    $ 3.250    $ 2.750
          Low.........................................................   $ 3.000    $ 2.875    $ 2.500    $ 1.375

- ------------

* The sum of income (loss) per common share for the four quarters is different from the full year net income (loss) per common share as a result of computing the quarterly and full year amounts on the weighted average number of common shares outstanding in the respective periods.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                           FIRST     SECOND      THIRD     FOURTH
                                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                                          -------    -------    -------    -------
                                                                                       (IN THOUSANDS)
Included in the 1993 quarters are the following items:
     Investment income (loss), net.....................................   $3,677     ($  249)   ($  199)   ($1,614)
     Interest expense..................................................   (1,634 )    (1,536)    (1,430)    (1,529)
     Settlement of disputes............................................     --         --        (4,850)    (1,500)
     Debt restructuring costs..........................................     --         --         --        (2,131)
     Cost of restructuring operations..................................     --          (451)     --         --
     Gain on sales of assets and businesses, net.......................     --           620      --         --
     Discontinued operations...........................................     --       (13,657)     --         --
     Extraordinary items...............................................      924       --         --         --
     Dividend requirements on Senior Preferred Stock...................     (160 )      (160)     --         --
     All other components of net loss..................................   (4,727 )    (4,567)    (7,226)    (4,726)
                                                                          -------    -------    -------    -------
     Loss applicable to common stock...................................   ($1,920)   ($20,000)  ($13,705)  ($11,500)
                                                                          -------    -------    -------    -------
                                                                          -------    -------    -------    -------
Included in the 1992 quarters are the following items:
     Investment income (loss), net.....................................   $5,457     $ 7,129    $ 6,066    ($4,398)
     Interest expense..................................................   (1,420 )    (1,425)    (1,977)    (1,875)
     Settlement of disputes............................................     --         --        (4,495)        (3)
     Gain on sales of assets and businesses, net.......................    1,013          17      --         --
     Discontinued operations...........................................     --        (1,366)      (934)    (7,000)
     Extraordinary items...............................................      306          12       (318)       640
     Dividend requirements on Senior Preferred Stock...................     (630 )      (633)      (386)      (155)
     All other components of net income (loss).........................   (4,601 )    (3,594)    (7,706)    (4,346)
                                                                          -------    -------    -------    -------
     Net income (loss) applicable to common stock......................   $  125     $   140    ($9,750)   ($17,137)
                                                                          -------    -------    -------    -------
                                                                          -------    -------    -------    -------

- ------------

At December 31, 1993 and 1992 there were 4,550 and 4,902 common stockholders of record, respectively.

ITEM 18. LEGAL PROCEEDINGS.

     The Company is a defendant in a number of legal actions relating to its past or present businesses in which plaintiffs are seeking damages.

     On November 10, 1992, the Company was charged in an indictment (the 'Indictment'), filed in the United States District Court for the Southern District of New York, with violating federal criminal laws relating to a 'trading scheme' by Gary A. Singer, a former Co-Chairman of the Company (who went on a leave of absence on May 28, 1992, begun at the Company's request, and who subsequently resigned on January 20, 1994), and others, including G. Albert Griggs, Jr., a former analyst with The Keystone Group, Inc., and John D. Collins II, to 'frontrun' high yield bond purchases by the Keystone Custodian Funds, Inc., a group of mutual funds. The Company was named as a defendant in 10 counts. Gary Singer was named as a defendant in 24 counts, including violations of the Racketeer Influenced and Corrupt Organizations Act and the mail and wire fraud statutes (including defrauding the Company by virtue of the 'trading scheme', by, among other things, transferring profits on trades of DR Holdings, Inc. 15.5% bonds (the 'DR Holdings Bonds') from the Company to members of his family during fiscal 1991), money laundering, conspiracy, and aiding and abetting violations of the Investment Advisers Act of 1940, as amended (the 'Investment Advisers Act'), by an investment advisor.

     On January 13, 1994, the Company was found guilty on six counts of mail fraud and one count of wire fraud based upon Mr. Singer's conduct, but acquitted of charges of conspiracy and aiding and abetting violations of the Investment Advisers Act. Mr. Singer was found guilty on 21 counts. One count

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

against Mr. Singer and the Company was dismissed at trial and two counts against Mr. Singer relating to forfeiture penalties were resolved by stipulation between the government and Mr. Singer. Sentencing is scheduled for March 25, 1994. The maximum penalty which could be imposed on the Company is the greater of (i) $500,000 per count, (ii) twice the gross gain derived from the offense or (iii) twice the gross loss suffered by the victim of the offense, and a $200 special assessment. In addition to the penalties described in (i), (ii) or (iii), the Court could order the Company to make restitution. The Company is considering its options, including filing an appeal of its conviction. Mr. Singer's attorney has advised the Company that Mr. Singer intends to appeal his conviction. Although the Company may be obligated under its Certificate of Incorporation to advance the costs of such appeal, the Company and Mr. Singer have agreed that Mr. Singer will not request such advances, but that he will reserve his rights to indemnification in the event of a successful appeal.

     Also on November 10, 1992, the SEC filed a civil Complaint for Permanent Injunction and Other Equitable Relief (the 'SEC Complaint') in the United States District Court for the Southern District of New York against the Company, Gary
A. Singer, Steven G. Singer (the Company's Executive Vice President and Chief Operating Officer and Gary Singer's brother), and, as relief defendants, certain persons related to Gary and Steven Singer and certain entities in which they and/or those related persons have an interest. The SEC Complaint alleges that the Company and Gary and Steven Singer violated various provisions of the Securities Exchange Act of 1934, as amended (the 'Securities Exchange Act'), including certain of its antifraud and periodic reporting provisions, and aided and abetted violations of the Investment Company Act, and the Investment
Advisors Act , in connection with the 'trading scheme' described in the preceding paragraphs. The SEC Complaint further alleges, among other things, federal securities law violations (i) by the Company and Gary Singer in connection with an alleged manipulation of the trading price of the Company's 10 5/8% Convertible Subordinated Reset Debentures due 2005 (the 'Debentures') to avoid an interest rate reset allegedly required on June 15, 1991 under the terms of the Indenture governing the Debentures, (ii) by Gary Singer in allegedly transferring profits on trades of high yield bonds (including those trades in the DR Holdings Bonds which were the subject of certain counts of the Indictment of which Mr. Singer was found guilty) from the Company to members of his family and failing to disclose such transactions to the Company and (iii) by the Company in failing to disclose publicly on a timely basis such transactions by Gary Singer. The SEC Complaint asks that the Company and Gary and Steven Singer be enjoined permanently from violating the antifraud, periodic reporting and other provisions of the federal securities laws, that they disgorge the amounts of the alleged profits received by them pursuant to the alleged frauds (stated in the SEC's Litigation Release No. 13432 announcing the filing of the SEC Complaint as being $1,296,406, $2,323,180 and $174,705, respectively), plus interest, and that they each pay appropriate civil monetary penalties. The SEC Complaint also seeks orders permanently prohibiting Gary and Steven Singer from serving as officers or directors of any public company and disgorgement from certain Singer family members and entities of amounts representing the alleged profits received by such defendants pursuant to the alleged frauds. In February 1993, the court granted a motion staying all proceedings in connection with this matter pending completion of the criminal case. On January 24, 1994, the Court lifted the stay and directed the defendants to file answers to the SEC Complaint within 30 days. The Company is currently involved in settlement negotiations with the SEC. At this time, there can be no assurance these negotiations will be successfully concluded.

     The imposition of monetary penalties upon the Company as a result of the criminal convictions or in connection with the matters alleged in the SEC
Complaint, as well as the incurrence of any additional defense costs, could exacerbate, possibly materially, the Company's liquidity problems and its need to raise funds.

     Copies of the Indictment and the SEC Complaint were attached as exhibits to the Company's Current Report on Form 8-K, dated November 16, 1992, filed with the SEC.

     The Company is named as a nominal defendant in a shareholder derivative action entitled Harry Lewis and Gary Goldberg v. Gary A. Singer, Steven G. Singer, Arthur C. Bass, Joseph C. Feghali, Warren

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

J. Keegan, Robert S. Holcombe and Robert S. Weiss, which was filed on May 27, 1992 in the Court of Chancery, State of Delaware, New Castle County. On May 29, 1992, another plaintiff, Alfred Schecter, separately filed a derivative complaint in Delaware Chancery Court that was essentially identical to the Lewis and Goldberg complaint. Lewis and Goldberg later amended their complaint, and the Delaware Chancery Court thereafter consolidated the Lewis and Goldberg and Schecter actions as In re The Cooper Companies, Inc. Litigation, Consolidated C.A. 12584, and designated Lewis and Goldberg's amended complaint as the operative complaint (the 'First Amended Derivative Complaint'). The First Amended Derivative Complaint alleges that certain directors of the Company and Gary A. Singer, as Co-Chairman of the Board of Directors, caused or allowed the Company to be a party to the 'trading scheme' that was the subject of the Indictment. The First Amended Derivative Complaint also alleges that the defendants violated their fiduciary duties to the Company by not vigorously investigating the allegations of securities fraud. The First Amended Derivative Complaint requests that the Court order the defendants (other than the Company) to pay damages and expenses to the Company and certain of the defendants to disgorge their profits to the Company. On October 16, 1992, the defendants moved to dismiss the First Amended Derivative Complaint on grounds that such Complaint fails to comply with Delaware Chancery Court Rule 23.1 and that Count III of the First Amended Derivative Complaint fails to state a claim. The Company has been advised by the individual directors named as defendants that they believe they have meritorious defenses to this lawsuit and intend vigorously to defend against the allegations in the First Amended Derivative complaint.

     The Company was named as a nominal defendant in a purported shareholder derivative action entitled Bruce D. Sturman v. Gary A. Singer, Steven G. Singer, Brad C. Singer, Martin Singer, John D. Collins II, Back Bay Capital, Inc., G. Albert Griggs, Jr., John and Jane Does 1-10 and The Cooper Companies, Inc., which was filed on May 26, 1992 in the Supreme Court of the State of New York, County of New York. The plaintiff, Bruce D. Sturman, a former officer and director of the Company, alleged that Gary A. Singer, as Co-Chairman of the Board of Directors, and various members of the Singer family caused the Company to make improper payments to alleged third-party co-conspirators, Messrs. Griggs and Collins, as part of the 'trading scheme' that was the subject of the Indictment. The complaint requested that the Court order the defendants (other than the Company) to pay damages and expenses to the Company, including reimbursement of payments made by the Company to Messrs. Collins and Griggs, and to disgorge their profits to the Company. Pursuant to its decision and order, filed August 17, 1993, the Court dismissed this action under New York Civil Practice Rule 327(a). On September 22, 1993, the plaintiff filed a Notice of Appeal.

     The Company was named in an action entitled Bruce D. Sturman v. The Cooper Companies, Inc. and Does 1-100, Inclusive, first brought on July 24, 1992 in the Superior Court of the State of California, Los Angeles, County. Mr. Sturman alleged that his suspension from his position as Co-Chairman of the Board of Directors constituted, among other things, an anticipatory breach of his employment agreement. On May 14, 1993, Mr. Sturman filed a First Amended Complaint in the Superior Court of the State of California, County of Alameda, Eastern Division, the jurisdiction to which the original case had been transferred. In the Amended Complaint, Mr. Sturman alleged that by first suspending and then terminating him from his position as Co-Chairman, the Company breached his employment agreement, violated provisions of the California Labor Code, wrongfully terminated him in violation of public policy, breached its implied covenant of good faith and fair dealing, defamed him, invaded his privacy and intentionally inflicted emotional distress, and was otherwise fraudulent, deceitful and negligent. The Amended Complaint seeks declaratory relief, damages in the amount of $5,000, treble and punitive damages in an unspecified amount, and general, special and consequential damages in the amount of at least $5,000,000. In March 1993, the Court ordered a stay of all discovery in this action until further order of the Court and thereafter scheduled a conference for January 14, 1994 to review the status of the stay. The Court subsequently modified the stay to permit the taking of the deposition of one witness who will not be available to testify at trial. On September 24, 1993, Mr. Sturman filed a Second Amended Complaint, setting forth the same material allegations and seeking the same relief

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and damages as set forth in the First Amended Complaint. On January 7, 1994, the Company filed an Answer, generally denying all of the allegations in the Second Amended Complaint, and also filed a Cross-Complaint against Mr. Sturman. In the Cross-Complaint, the Company alleges that Mr. Sturman's conduct constituted a breach of his employment agreement with the Company as well as a breach of his fiduciary duty to the Company, that Mr. Sturman misrepresented and failed to disclose certain material facts to the Company and converted certain assets of the Company to his personal use and benefit. The Cross-Complaint seeks compensatory and punitive damages in an unspecified amount. On January 14, 1994, the Court continued in place the stay on all discovery and scheduled a case management conference for February 10, 1994 to review the status of the stay. Based on management's current knowledge of the facts and circumstances surrounding Mr. Sturman's termination, the Company believes that it has meritorious defenses to this lawsuit and intends to defend vigorously against the allegations in the Second Amended Complaint.

     In two virtually identical actions, Frank H. Cobb, Inc. v. The Cooper Companies, Inc., et al., and Arthur J. Korf v. The Cooper Companies, Inc., et al., class action complaints were filed in the United States District Court for the Southern District of New York in August 1989, against the Company and certain individuals who served as officers and/or directors of the Company after June 1987. In their Fourth Amended Complaint filed in September 1992, the plaintiffs allege that they are bringing the actions on their own behalf and as class actions on behalf of a class consisting of all persons who purchased or otherwise acquired shares of the Company's common stock during the period May 26, 1988 through February 13, 1989. The amended complaints seek an undetermined amount of compensatory damages jointly and severally against all defendants. The complaints, as amended, allege that the defendants knew or recklessly disregarded and failed to disclose to the investing public material adverse information about the Company. Defendants are accused of having allegedly failed to disclose, or delayed in disclosing, among other things: (a) that the allegedly real reason the Company announced on May 26, 1988 that it was dropping a proposed merger with Cooper Development Company, Inc. was because the Company's banks were opposed to the merger; (b) that the proposed sale of Cooper Technicon, Inc., a former subsidiary of the Company, was not pursuant to a definitive sales agreement but merely an option; (c) that such option required the approval of the Company's debentureholders and preferred stockholders; (d) that the approval of such sale by the Company's debentureholders and preferred stockholders would not have been forthcoming absent extraordinary expenditures by the Company; and (e) that the purchase agreement between the Company and Miles, Inc. for the sale of Cooper Technicon, Inc. included substantial penalties to be paid by the Company if the sale was not consummated within certain time limits and that the sale could not be consummated within those time limits. The amended complaints further allege that the defendants are liable for having violated Section 10(b) of the Securities Exchange Act and Rule 10(b)-5 thereunder and having engaged in common law fraud. Based on management's current knowledge of the facts and circumstances surrounding the events alleged by plaintiffs as giving rise to their claims, the Company believes that it has meritorious defenses to these lawsuits and intends vigorously to defend against the allegations in the amended complaints. The parties have engaged in preliminary settlement negotiations; however, there can be no assurances that these discussions will be successfully concluded.

     On September 2, 1993, a patent infringement complaint was filed against the Company in the United States District Court for the District of Nevada captioned Steven P. Shearing v. The Cooper Companies, Inc. On or about that same day, the plaintiff filed twelve additional complaints, accusing at least fourteen other defendants of infringing the same patent. The patent in these suits covers a specific method of implanting an intraocular lens into the eye. Until February 1989, the Company manufactured intraocular lenses and ophthalmic instruments, but did not engage in the implantation of such lenses. Subsequent to February 1989, the Company was not involved in the manufacture, marketing or sale of intraocular lenses. The Company denies the material allegations of Shearing's complaint and will vigorously defend itself.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company is a defendant in more than 2,600 breast implant lawsuits pending in federal district courts and state courts, some of which purport to be class actions, relating to the mammary prosthesis (breast implant) business of its former wholly-owned subsidiaries, Aesthetech Corporation ('Aesthetech'), the manufacturer, and Natural Y Surgical Specialities, Inc. ('Natural Y'), the distributor, of polyurethane foam covered, silicone gel-filled breast implants, which subsidiaries were sold to Medical Engineering Corporation ('MEC'), a wholly-owned subsidiary of Bristol-Myers Squibb Company ('BMS') on December 14, 1988.

     The plaintiffs in the breast implant lawsuits generally claim to have been injured by breast implants allegedly manufactured and/or sold by Aesthetech, Natural Y or MEC. The ailments typically alleged include autoimmune disorders, scleroderma, chronic fatigue syndrome and vascular and neurological complications, as well as, in some cases, a fear of cancer. A small percentage of lawsuits allege that plaintiffs are suffering from cancer, allegedly caused by the component parts of the implants, including the alleged breakdown of polyurethane foam used to cover the implants. In most cases, other defendants are named in addition to the Company, Aesthetech, Natural Y, MEC and BMS, including, in many cases, implanting surgeons and the suppliers of the silicone and polyurethane products used in the manufacture of the breast implants.

     On October 29, 1992, the Delaware Chancery Court in Medical Engineering Corporation and Bristol-Myers Squibb Company v. The Cooper Companies, Inc. ruled that, as between BMS and MEC, on the one hand, and the Company, on the other, the Company is responsible for product liability claims and obligations relating to breast implants sold by Natural Y before December 14, 1988, irrespective of when the claims are brought. On September 28, 1993, the Company announced that it had entered into an agreement with MEC (the 'MEC Agreement') settling this litigation between the Company and BMS and MEC. Pursuant to the MEC Agreement, MEC has agreed, subject to limited exceptions, to take responsibility for all legal fees and other costs, and to pay all judgments and settlements, resulting from all pending and future claims in respect of breast implants sold by Aesthetech and Natural Y prior to their acquisition by MEC (including the above-mentioned lawsuits), and the Company has withdrawn its appeal of the Delaware Chancery Court decision and agreed, among other things, to make certain payments to MEC. Pursuant to the terms of the MEC Agreement, MEC could have terminated the agreement if the Exchange Offer and Solicitation relating to its Debentures (or an alternative restructuring of the Debentures or other amendment, forebearance or waiver with respect to the Debentures) was not completed on terms satisfactory to the Company by February 1, 1994. The Exchange Offer and Solicitation was completed on January 6, 1994. See Notes 14 and 19.

     The Company was named as a defendant in a civil action entitled Site Microsurgical Systems v. The Cooper Companies, Inc. filed in the United States District Court of Delaware on November 13, 1990. The plaintiff alleged that the Company infringed one of its U.S. patents through sales by the CooperVision Surgical Division ('CVS') of certain cassettes and systems utilizing such cassettes prior to the sale of CVS in February, 1989. The Company denied the plaintiff's allegations and counterclaimed for a Declaratory Judgment of non-infringement and invalidity of the plaintiff's patent-in-suit. This lawsuit was settled in October 1993. Pursuant to the settlement, the Company made a cash payment to the plaintiff and the parties terminated a generic ophthalmic pharmaceutical supply agreement.

NOTE 19. SUBSEQUENT EVENT

     On January 6, 1994, the Company consummated the Exchange Offer and Solicitation in which it issued approximately $22,000,000 of 10% Senior Subordinated Secured Notes due 2003 (the 'Notes') and paid approximately $4,350,000 in cash ($725 principal amount of Notes and $145 in cash for each $1,000 principal amount of Debentures) in exchange for approximately $30,000,000 aggregate principal amount of Debentures (out of $39,384,000 aggregate principal amount then outstanding). The Company also obtained, pursuant to the Exchange Offer and Solicitation, consents of the holders of Debentures

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to (i) certain  proposed amendments to  the Indenture and  (ii) the Waiver.  See
Note 11. Following the exchange, approximately $9,400,000 aggregate principal amount of Debentures remain outstanding.

     On January 6, 1994, after receiving consents from holders of a majority of the outstanding principal amount of Debentures not owned by the Company or its affiliates, the Waiver was effected and the Company and the Trustee under the Indenture executed the Second Supplemental Indenture effecting the proposed amendments, which eliminated or modified various covenants in the Indenture.

     The consummation of the Exchange Offer and Solicitation also satisfied a condition of the MEC Agreement, described in Note 18, limiting the Company's liability with respect to breast implant litigation.

     The Notes bear interest from September 1, 1993 at a rate equal to 10% per annum. (Interest accrued from September 1, 1993 will not be paid on Debentures tendered and accepted pursuant to the Exchange Offer and Solicitation.) Interest on the Notes is payable quarterly on each March 1, June 1, September 1 and December 1, commencing March 1, 1994. The Notes are redeemable solely at the option of the Company, in whole or in part, at any time, at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon to the redemption date. The Company will not be required to effect any mandatory redemptions or make any sinking fund payments with respect to the Notes, except in connection with certain sales or other dispositions of, or certain financings secured by, the collateral securing the Notes. Pursuant to a pledge agreement dated as of January 6, 1994, between the Company and the trustee for the holders of the Notes, the Company has pledged a first priority security interest in all of its right, title and interest in stock of HGA and CooperSurgical, all additional shares of stock of, or other equity interests in HGA and CooperSurgical from time to time acquired by the Company, all intercompany indebtedness of HGA and CooperSurgical from time to time held by the Company and, except as set forth in the indenture governing the Notes, the proceeds received from the sale or disposition of any or all of the foregoing. A full description of the pledge agreement and terms of the indenture governing the Notes is included in the Company's Amended and Restated Offer to Exchange and Consent Solicitation filed with SEC on December 15, 1993.

     The Exchange Offer and Solicitation has been accounted for in accordance with Statement of Financial Accounting Standards No. 15 'Accounting by Debtors and Creditors for Troubled Debt Restructurings.' Consequently, the difference between the carrying value of the Debentures exchanged less the face value of the Notes issued and the aggregate cash payment for the Debentures is recorded as a deferred premium. The Company will recognize the benefit of the deferred premium prospectively as a reduction to the effective interest rate on the Notes over the life of the issue. In addition, the Company recorded a charge of $2,131,000 in 1993 for the estimated debt restructuring costs related to the Exchange Offer and Solicitation.

                                                                     SCHEDULE II

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
     AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                       THREE YEARS ENDED OCTOBER 31, 1993

                                                                              DEDUCTIONS
                                                                         --------------------          BALANCE AT
          YEARS                               BALANCE AT                              AMOUNTS         END OF YEAR
          ENDED                                BEGINING                   AMOUNTS     WRITTEN    ----------------------
       OCTOBER 31,          NAME OF DEBTOR     OF YEAR      ADDITIONS    COLLECTED      OFF      CURRENT    NOT CURRENT
- -------------------------   --------------    ----------    ---------    ---------    -------    -------    -----------
                                                                           (IN THOUSANDS)
1993.....................   A. Bass              $887         $  83        ($905)      $--        $  65        $--
                                              ----------    ---------    ---------    -------    -------    -----------
                                              ----------    ---------    ---------    -------    -------    -----------
1992.....................   A. Bass              $847         $  79        $ (39)      $--        $ 887        --
                            R. Turner             135         --            (135)       --         --          --
                                              ----------    ---------    ---------    -------    -------    -----------
                                                 $982         $  79        ($174)      $--        $ 887        --
                                              ----------    ---------    ---------    -------    -------    -----------
                                              ----------    ---------    ---------    -------    -------    -----------
1991.....................   A. Bass(A)           $943         $  26        ($122)      $--        $ 847        --
                            R. Turner(B)        --              200          (65)       --          135        --
                                              ----------    ---------    ---------    -------    -------    -----------
                                                 $943         $ 226        ($187)      $--        $ 982
                                              ----------    ---------    ---------    -------    -------    -----------
                                              ----------    ---------    ---------    -------    -------    -----------

     All outstanding loans are due on demand under certain conditions. The following footnotes address original loan amounts and do not reflect interest accrued or collected.

- ------------

 (A) Represents a 9% term loan of $900,000 granted pursuant to an employment agreement dated October 31, 1989, secured by a lien on real estate.

 (B) Represents a 9.5% temporary housing loan of $200,000 secured by a lien on real estate.

                                                                      SCHEDULE V

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                       THREE YEARS ENDED OCTOBER 31, 1993

                                            BALANCE AT
                                            BEGINNING    ADDITIONS                    OTHER CHANGES      BALANCE AT
              CLASSIFICATION                 OF YEAR      AT COST    RETIREMENTS      ADD (DEDUCT)       END OF YEAR
- ------------------------------------------  ----------   ---------   -----------      -------------      -----------
1993:
     Land.................................   $  4,620     $ --         $--               ($  138)(A)       $ 4,482
     Buildings............................     31,932         628       --                --                32,560
     Machinery and Equipment..............      7,908       1,149         (222)            1,149(B)          9,984
     Leaseholds...........................      1,346          25         (456)(C)           173(B)          1,088
     Construction-in-progress.............        211       --          --                   (31)(B)           180
                                            ----------   ---------   -----------      -------------      -----------
                                             $ 46,017     $ 1,802      ($  678)          $ 1,153           $48,294
                                            ----------   ---------   -----------      -------------      -----------
                                            ----------   ---------   -----------      -------------      -----------
1992:
     Land.................................   $     55     $ 3,139      $--               $ 1,426(D)        $ 4,620
     Buildings............................        906         203           (2)           30,825(D)         31,932
     Machinery and Equipment..............      7,234         840       (1,215)(E)         1,049(D)          7,908
     Leaseholds...........................      1,159         206           (5)              (14)            1,346
     Construction-in-progress.............        143          20       --                    48(D)            211
                                            ----------   ---------   -----------      -------------      -----------
                                             $  9,497     $ 4,408      ($1,222)          $33,334           $46,017
                                            ----------   ---------   -----------      -------------      -----------
                                            ----------   ---------   -----------      -------------      -----------
1991:
     Land.................................   $     55     $ --         $--               $--               $    55
     Buildings............................        906       --          --                --                   906
     Machinery and Equipment..............      8,065       1,096       (2,055)              128(F)          7,234
     Leaseholds...........................        734         415       --                    10             1,159
     Construction-in-progress.............         62          81       --                --                   143
                                            ----------   ---------   -----------      -------------      -----------
                                             $  9,822     $ 1,592      ($2,055)          $   138           $ 9,497
                                            ----------   ---------   -----------      -------------      -----------
                                            ----------   ---------   -----------      -------------      -----------

- ------------

 (A) Represents reclassification of an addition in 1992.

 (B) Represents acquired assets of CoastVision, Inc. and other items.

 (C) Represents write-off of leaseholds upon relocation of executive office.

 (D) Represents acquired assets of Hospital Group of America, Inc.

 (E) Represents write-off of machinery and equipment resulting from a fire.

 (F) Represents acquired assets of Euro-Med, Inc. and other items.

                                                                     SCHEDULE VI

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                       THREE YEARS ENDED OCTOBER 31, 1993

                                                              ADDITIONS
                                                BALANCE AT    CHARGED TO
                                                BEGINNING      COST AND                    OTHER CHANGES    BALANCE AT
               CLASSIFICATION                    OF YEAR       EXPENSES     RETIREMENTS    ADD (DEDUCT)     END OF YEAR
- ---------------------------------------------   ----------    ----------    -----------    -------------    -----------
1993:
     Buildings...............................     $  663        $1,202        $--             -$-             $ 1,865
     Machinery and Equipment.................      4,622         1,284           (168)            (3)           5,735
     Leaseholds..............................      1,000           138           (339)(A)     --                  799
                                                ----------    ----------    -----------       ------        -----------
                                                  $6,285        $2,624        ($  507)         ($  3)         $ 8,399
                                                ----------    ----------    -----------       ------        -----------
                                                ----------    ----------    -----------       ------        -----------
1992:
     Buildings...............................     $  249        $  414        $--             -$-             $   663
     Machinery and Equipment.................      4,885           877         (1,137)(B)         (3)           4,622
     Leaseholds..............................        770           246             (5)           (11)           1,000
                                                ----------    ----------    -----------       ------        -----------
                                                  $5,904        $1,537        ($1,142)         ($ 14)         $ 6,285
                                                ----------    ----------    -----------       ------        -----------
                                                ----------    ----------    -----------       ------        -----------
1991:
     Buildings...............................     $  216        $   33        $--             -$-             $   249
     Machinery and Equipment.................      6,013           780         (2,001)            93            4,885
     Leaseholds..............................        510           226         --                 34              770
                                                ----------    ----------    -----------       ------        -----------
                                                  $6,739        $1,039        ($2,001)         $ 127          $ 5,904
                                                ----------    ----------    -----------       ------        -----------
                                                ----------    ----------    -----------       ------        -----------

- ------------

 (A) Represents write-off of leaseholds upon relocation of executive office.

 (B) Represents write-off of machinery and equipment resulting from a fire.

                                                                   SCHEDULE VIII

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31, 1993

                                                                ADDITIONS     ADDITIONS     ADDITIONS/
                                                  BALANCE AT    CHARGED TO    CHARGED TO    DEDUCTIONS/        BALANCE
                                                  BEGINNING     COSTS AND       OTHER       RECOVERIES/        AT END
                                                   OF YEAR       EXPENSES      ACCOUNTS        OTHER           OF YEAR
                                                  ----------    ----------    ----------    -----------        -------
                                                                             (IN THOUSANDS)
Allowance for doubtful accounts:
     Year ended October 31, 1993...............     $3,031        $3,202        $--           ($2,993)(A)(C)   $3,240
                                                  ----------    ----------    ----------    -----------        -------
                                                  ----------    ----------    ----------    -----------        -------
     Year ended October 31, 1992...............     $  403        $  363        $--           $ 2,265(B)(C)    $3,031
                                                  ----------    ----------    ----------    -----------        -------
                                                  ----------    ----------    ----------    -----------        -------
     Year ended October 31, 1991...............     $  956        $  237        $--           ($  790)(C)      $  403
                                                  ----------    ----------    ----------    -----------        -------
                                                  ----------    ----------    ----------    -----------        -------
Net unrealized loss on long-term investments in
  equity securities:
     Year ended October 31, 1991...............     $3,637        $--           $--           ($3,637)(D)      $ --
                                                  ----------    ----------    ----------    -----------        -------
                                                  ----------    ----------    ----------    -----------        -------

- ------------

 (A) Represents acquired reserve of CoastVision, Inc.

 (B) Represents acquired reserve of Hospital Group of America, Inc.

 (C) Uncollectible   accounts   written  off,   recovered   accounts  receivable
     previously written off and other items.

 (D) Recorded in Stockholders' Equity.

                                                                      SCHEDULE X

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                       THREE YEARS ENDED OCTOBER 31, 1993

                                                                                           CHARGED TO COSTS AND
                                                                                                 EXPENSES
                                                                                        --------------------------
                                                                                         1993      1992      1991
                                                                                        ------    ------    ------
                                                                                              (IN THOUSANDS)
Advertising..........................................................................   $3,019    $2,887    $4,225

     Royalties, maintenance and repairs and taxes other than payroll and income taxes are omitted as each item does not exceed 1% of net operating revenue as reported in the Statement of Consolidated Operations.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

          1. Financial Statements of the Company.

     The Consolidated Financial Statements and the Notes thereto, the Financial Statement Schedules identified in (2) below and the Accountants' Report on the foregoing are included in Part II, Item 8 of this report.

          2. Financial Statement Schedules of the Company.

SCHEDULE
 NUMBER                                   DESCRIPTION
- --------   --------------------------------------------------------------------------
II.        Amounts receivable from related parties and underwriters,
             promoters and employees other than related parties
V.         Property, Plant and Equipment
VI.        Accumulated Depreciation and Amortization of Property,
             Plant and Equipment
VIII.      Valuation and qualifying accounts
X.         Supplementary income statement information

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

     Also included herein are separate company Financial Statements and the Notes thereto, the Accountants' Report thereon and required Financial Statement Schedules of:

          Hospital Group of America, Inc. and Subsidiaries

          CooperSurgical, Inc.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
HOSPITAL GROUP OF AMERICA, INC.:

     We have audited the accompanying consolidated balance sheets of Hospital Group of America, Inc. and subsidiaries as of October 31, 1993, October 31, 1992, May 29, 1992 and April 30, 1991 and the related consolidated statements of operations, stockholder's equity and cash flows for the year ended October 31, 1993, for the period from May 30, 1992 to October 31, 1992, for the period from June 1, 1991 to May 29, 1992, for the period from May 1, 1991 to May 31, 1991 and for the year ended April 30, 1991. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules V, VI, VIII and X. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospital Group of America, Inc. and subsidiaries at October 31, 1993, October 31, 1992, May 29, 1992 and April 30, 1991 and the results of their operations and their cash flows for the year ended October 31, 1993, for the period from May 30, 1992 to October 31, 1992, for the period from June 1, 1991 to May 29, 1992, for the period from May 1, 1991 to May 31, 1991, and for the year ended April 30, 1991 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     The accompanying financial statements have been prepared assuming Hospital Group of America, Inc. will continue as a going concern. As discussed in Note H to the consolidated financial statements, the Company's losses, negative cash flows, working capital deficiency, and dependence upon the Parent raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the independent auditors' report dated January 24, 1994 on the Parent's financial statements as of October 31, 1993 includes an explanatory paragraph describing a substantial doubt about the Parent's ability to continue as a going concern. The accompanying financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.

                                                KPMG PEAT MARWICK


Philadelphia, Pennsylvania
January 24, 1994

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)

                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 1993 AND 1992

                                           1993                        1992
                                 ------------------------    ------------------------
                                              (IN THOUSANDS OF DOLLARS)
            ASSETS
Current assets:
     Cash and cash
      equivalents.............           $  1,260                    $  5,335
     Accounts receivable, net
      of estimated
      uncollectibles of $2,067
      in 1993 and $2,556 in
      1992....................              8,643                       9,757
     Other receivables........                466                         305
     Supplies.................                249                         243
     Prepaid expenses and
      other current assets....                872                       1,099
                                       ----------                  ----------
          Total current
            assets............             11,490                      16,739
                                       ----------                  ----------
Property and equipment
     Land.....................              1,426                       1,426
     Buildings and
      improvements............             31,400                      30,890
     Equipment, furniture and
      fixtures................              1,370                       1,083
     Construction in
      progress................                 31                          47
                                       ----------                  ----------
                                           34,227                      33,446
     Less accumulated
      depreciation............             (1,868)                       (542)
                                       ----------                  ----------
          Total property and
            equipment, net....             32,359                      32,904
                                       ----------                  ----------
Goodwill, net of accumulated
  amortization of $292 in 1993
  and $86 in 1992.............              5,863                       6,069
Other assets..................                673                         878
                                       ----------                  ----------
                                         $ 50,385                    $ 56,590
                                       ----------                  ----------
                                       ----------                  ----------
LIABILITIES AND STOCKHOLDER'S
             EQUITY
Current liabilities:
     Accounts payable.........           $  1,856                    $  2,018
     Accrued liabilities......              1,391                       2,876
     Accrued salaries and
      related expenses........              1,903                       1,563
     Accrued interest
      payable.................                147                         187
     Estimated third-party
      payor settlements.......                431                         930
     Current portion of
      long-term debt..........              1,162                       4,698
     Current portion of due to
      Parent..................              6,082                       2,103
                                       ----------                  ----------
          Total current
            liabilities.......             12,972                      14,375
Long-term debt, less current
  portion.....................             12,556                      14,188
Due to Parent.................             16,000                      16,000
Stockholder's equity:
     Common stock, $.01 par
      value, 1000 shares
      authorized, issued and
      outstanding.............                  0                           0
     Additional paid-in
      capital.................             12,324                      12,324
     Accumulated deficit......             (3,467)                       (297)
                                       ----------                  ----------
          Total stockholder's
            equity............              8,857                      12,027
                                       ----------                  ----------
                                         $ 50,385                    $ 56,590
                                       ----------                  ----------
                                       ----------                  ----------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
  YEAR ENDED OCTOBER 31, 1993 AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

                                                                                                         PERIOD FROM
                                                                                                           MAY 30,
                                                                                          YEAR ENDED       1992 TO
                                                                                          OCTOBER 31,    OCTOBER 31,
                                                                                             1993           1992
                                                                                          -----------    -----------
                                                                                          (IN THOUSANDS OF DOLLARS)
Net patient service revenue............................................................     $41,330        $19,187
Other operating revenue................................................................       2,644            881
                                                                                          -----------    -----------
Net operating revenue..................................................................      43,974         20,068
                                                                                          -----------    -----------
Costs and expenses:
     Salaries and benefits.............................................................      23,737          9,752
     Purchased services................................................................       2,202            834
     Professional fees.................................................................       1,911          1,621
     Other operating expenses..........................................................      11,408          4,688
     Bad debt expense..................................................................       2,792          1,251
     Depreciation and amortization.....................................................       1,533            635
     Interest on long-term debt........................................................       1,740            824
     Interest on due to Parent note....................................................       1,821            760
                                                                                          -----------    -----------
          Total costs and expenses.....................................................      47,144         20,365
                                                                                          -----------    -----------
Net loss...............................................................................     ($3,170)       ($  297)
                                                                                          -----------    -----------
                                                                                          -----------    -----------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
  YEAR ENDED OCTOBER 31, 1993 AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

                                                                          ADDITIONAL                       TOTAL
                                                                COMMON     PAID-IN      ACCUMULATED    STOCKHOLDER'S
                                                                STOCK      CAPITAL        DEFICIT          EQUITY
                                                                ------    ----------    -----------    --------------
                                                                              (IN THOUSANDS OF DOLLARS)
Balance May 30, 1992.........................................     $0       $ 12,324       $     0         $ 12,324
Net loss.....................................................                                (297)            (297)
                                                                  --
                                                                          ----------    -----------    --------------
Balance October 31, 1992.....................................     $0       $ 12,324       ($  297)        $ 12,027
                                                                  --
                                                                  --
                                                                          ----------    -----------    --------------
                                                                          ----------    -----------    --------------
Balance November 1, 1992.....................................     $0       $ 12,324       ($  297)        $ 12,027
Net loss.....................................................                              (3,170)          (3,170)
                                                                  --
                                                                          ----------    -----------    --------------
Balance October 31, 1993.....................................     $0       $ 12,324       ($3,467)        $  8,857
                                                                  --
                                                                  --
                                                                          ----------    -----------    --------------
                                                                          ----------    -----------    --------------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  YEAR ENDED OCTOBER 31, 1993 AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

                                                                                                         PERIOD FROM
                                                                                                           MAY 30,
                                                                                          YEAR ENDED       1992 TO
                                                                                          OCTOBER 31,    OCTOBER 31,
                                                                                             1993           1992
                                                                                          -----------    -----------
                                                                                          (IN THOUSANDS OF DOLLARS)
Cash flows from operating activities:
     Net loss..........................................................................     $(3,170)       $  (297)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization of goodwill and loan fees......................       1,674            725
          Accrued interest, management fees and net expenses due to Parent.............       1,658            785
          Change in operating assets and liabilities:
               (Increase) Decrease in accounts receivable..............................       1,114         (1,477)
               (Increase) Decrease in supplies and other current assets................          60           (124)
               Increase (Decrease) in accounts payable, accrued expenses and estimated
                 third party payor settlements.........................................      (1,845)         1,188
                                                                                          -----------    -----------
                    Net cash (used in) provided by operating activities................        (509)           800
Cash flows from investing activities:
     Capital expenditures..............................................................        (781)          (102)
     Collection of note receivable.....................................................                      2,149
     Other.............................................................................          62            (15)
                                                                                          -----------    -----------
                    Net cash from investing activities.................................        (719)         2,032
Cash flows from financing activities:
     Principal payments on long-term debt..............................................      (5,168)          (713)
     Cash advance from Parent..........................................................       2,321
                                                                                          -----------    -----------
                    Net cash used by financing activities..............................      (2,847)          (713)
Net (decrease) increase in cash and cash equivalents...................................      (4,075)         2,119
Cash and cash equivalents, beginning of period.........................................       5,335          3,216
                                                                                          -----------    -----------
Cash and cash equivalents, end of period...............................................     $ 1,260        $ 5,335
                                                                                          -----------    -----------
                                                                                          -----------    -----------
Supplemental disclosure of cash flow information -- interest paid during the period....     $ 1,520        $   630
                                                                                          -----------    -----------
                                                                                          -----------    -----------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  YEAR ENDED OCTOBER 31, 1993 AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting -- On May 29, 1992, The Cooper Companies, Inc. ('Cooper' or 'Parent') acquired all of the common stock of Hospital Group of America, Inc. (HGA) from its ultimate parent, Nu-Med, Inc. (Nu-Med). The acquisition of HGA was accounted for as a purchase and the purchase adjustments were 'pushed-down' to the separate financial statements of HGA resulting in a new basis of accounting as of May 30, 1992. The Parent's cost of the acquisition was approximately $50 million, including the assumption of approximately $22 million of third-party debt of HGA. The purchase price was allocated to assets and liabilities based on their estimated fair values as of the acquisition date. The purchase price exceeded the estimated fair value of the identifiable net assets acquired resulting in goodwill. The estimated goodwill amount of $6,155,000 was recorded as of May 30, 1992 and is being amortized over 30 years on a straight-line basis.

     Business -- The accompanying consolidated financial statements include the accounts of HGA and its wholly owned subsidiaries (the 'Company'). All intercompany balances and transactions have been eliminated. The Company owns and operates the following psychiatric facilities:

                        NAME OF FACILITY                                    LOCATION
- ----------------------------------------------------------------  ----------------------------
Hartgrove Hospital..............................................  Chicago, Illinois
Hampton Hospital................................................  Rancocas, New Jersey
Meadow Wood Hospital............................................  New Castle, Delaware

     Effective May 30, 1992, PSG Management, Inc. (PSG), a sister company to HGA and a wholly-owned subsidiary of Cooper, entered into a three year agreement with the following subsidiaries to manage the two psychiatric hospitals and the substance abuse treatment center owned by the subsidiaries of Nu-Med, Inc. The management fee earned by PSG from the subsidiaries of Nu-Med, Inc. related to this agreement is $2,000,000 annually, payable in equal monthly installments. The management agreement is jointly and severally guaranteed by Nu-Med and a wholly owned subsidiary of Nu-Med, Inc. HGA is not a party to this agreement and therefore the management fee earned by PSG from the subsidiaries of Nu-Med, Inc. is not recognized in the accompanying financial statements. However, in connection with this agreement, HGA performs services on behalf of PSG for which it earns a fee of 25% of certain of its corporate headquarters' cost plus a 20% mark-up. Such fees earned by HGA from PSG amounted to $691,000 for the year ended October 31, 1993 and $260,000 for the period from May 30, 1992 to October 31, 1992. On January 6, 1993, Nu-Med (but not any of its direct or indirect subsidiaries) filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Neither Cooper nor any of its subsidiaries filed a Proof of Claim in the Nu-Med Chapter 11 proceeding, and the bar date (the time for filing proofs of claim) has past. However, none of the Nu-Med subsidiaries have filed under Chapter 11, and the Nu-Med subsidiaries have paid the management fee on a timely basis, although representatives of Nu-Med and its subsidiaries have alleged in writing that PSG Management has breached the management services agreement (which contention PSG Management vigorously disputes). Moreover, Nu-Med's Proposed Disclosure Statement to accompany its Second Amended Plan of Reorganization, filed with the United States Bankruptcy Court for the Central District of California, indicates that PsychGroup is commencing, performance of certain administrative functions performed by PSG Management on a parallel basis.

     The following are subsidiaries of Nu-Med which own the facilities managed by PSG:

                        NAME OF SUBSIDIARY                                        LOCATION
- ------------------------------------------------------------------  ------------------------------------
Northwestern Institute of Psychiatry, Inc. .......................  Ft. Washington, Pennsylvania
Malvern Institute for Psychiatric and Alcoholic Studies, Inc. ....  Malvern, Pennsylvania
South Central Health Services, Inc. (dba) Pinelands Hospital......  Nacogdoches, Texas

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
  YEAR ENDED OCTOBER 31, 1993 AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

     Net Patient Service Revenue -- Net patient service revenue is recorded at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in the period as final settlements are determined.

     Charity Care -- The Company provides care to indigent patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue. The Company maintains records to identify and monitor the level of charity care it provides. These records include the amount of charges foregone for services and supplies furnished under its charity care policy. Charges at the Company's established rates forgone for charity care provided by the Company amounted to $3,220,000 during the year ended October 31, 1993 and $1,597,000 during the period May 30, 1992 to October 31, 1992. Hampton Hospital is required by its Certificate of Need to incur not less than 10% of total patient days as free care.

     Health Insurance Coverage -- The Company is self-insured for the health insurance coverage offered to its employees. The provision for estimated self-insured health insurance costs includes management's estimates of the ultimate costs for both reported claims and claims incurred but not reported.

     Supplies -- Supplies consist principally of medical supplies and are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment -- Property and equipment are stated at fair value as of May 29, 1992, the date of the acquisition of HGA by Cooper. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets, which range from 20 to 40 years for buildings and improvements, and 5 to 10 years for equipment, furniture and fixtures.

     Other Assets -- Loan fees incurred in obtaining long-term financing are deferred and recorded as other assets. Loan fees are amortized over the terms of the related loans. The balance of unamortized loan fees amounted to $540,000 and $727,000, respectively, at October 31, 1993 and 1992.

     Income Taxes -- The Company is included in the consolidated tax returns of Cooper. The Company computes a tax provision as if it were a stand alone entity.

     Cash and Cash Equivalents -- Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less.

B. NET PATIENT SERVICE REVENUE

     The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

      Commercial Insurance -- Most commercial insurance carriers reimburse the Company on the basis of the hospitals' charges, subject to the rates and limits specified in their policies. Patients covered by commercial insurance generally remain responsible for any differences between insurance proceeds and total charges.

      Blue Cross -- Reimbursement under Blue Cross plans varies depending on the areas in which the Company presently operates facilities. Benefits paid to the Company can be charge-based, cost-based, negotiated per diem rates or approved through a state rate setting process.

      Medicare -- Services rendered to Medicare program beneficiaries are reimbursed under a retrospectively determined reasonable cost system with final settlement determined after

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
  YEAR ENDED OCTOBER 31, 1993 AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

      submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary.

      Managed Care -- Services rendered to subscribers of health maintenance organizations, preferred provider organizations and similar organizations are reimbursed based on prospective negotiated rates.

     The Company's business activities are primarily with large insurance companies and federal and state agencies or their intermediaries. Other than adjustments arising from audits by certain of these agencies, the risk of loss arising from the failure of these entities to perform according to the terms of their respective contracts is considered remote.

     During the period ended October 31, 1992, the Company received and recognized as net patient service revenue, approximately $465,000 related to the settlement of prior year cost reports.

C. RELATED PARTY TRANSACTIONS

     The current portion of Due to Parent at October 31, 1993 consists of amounts due under a demand note ('Demand Note') for costs incurred or paid by the Parent in connection with the acquisition, cash advances from the Parent, interest payable on the Subordinated Promissory Note (as defined below) in the amount of $2,680,000, and an allocation of Cooper corporate services amounting to $623,000, net of payments to the Parent.

     All current and future borrowings under the terms of the Demand Note bear interest, payable monthly, commencing on December 1, 1993 at the rate of 15% per annum (17% in the event principal and interest is not paid when due), and all principal and all accrued and unpaid interest under the Demand Note shall be completely due and payable on demand. Prior to December 1, 1993, the Parent did not charge the Company for amounts due to it except for amounts due under the Subordinated Promissory Note.

     The non-current  portion  of  Due  to  Parent  consists  of  a  $16,000,000 subordinated promissory note (the 'Subordinated Promissory Note'). The annual interest rate on the Subordinated Promissory Note is 12%. The principal amount of this Subordinated Promissory Note shall be due and payable on May 29, 2002 unless payable sooner pursuant to its terms.

     HGA allocates interest expense to PSG to reflect an estimate of the interest cost on debt incurred by HGA in connection with the May 29, 1992 acquisition which relates to the PSG management agreement with Nu-Med. Such allocations amounted to $194,000 and 106,000 for the year ended October 31, 1993 and the period from May 30, 1992 to October 31, 1992, respectively and are recorded as reductions of interest on long-term debt and interest on due to Parent note.

D. EMPLOYEE BENEFITS

     The Company participates in Cooper's 401(k) plan (the 'Plan'), which covers substantially all full-time employees with more than 60 days of service. The Company matches employee contributions up to certain limits. These costs were $40,000 for the year ended October 31, 1993 and $26,000 for the period from May 30, 1992 to October 31, 1992.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
  YEAR ENDED OCTOBER 31, 1993 AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

E. LONG TERM DEBT

     Long-term debt at October 31, 1993 and 1992 consists of the following:

                                                                               1993           1992
                                                                            -----------    -----------
Bank term loan, interest at 4% above the bank's prime rate (6% at October
  31, 1993), subject to a minimum rate of 12%, payable monthly, principal
  payable in installments from September 1992 through August 1997........   $11,223,000    $11,889,000
Bank term loan, interest at 1% to 1 1/2% above the bank's prime rate (6%
  at October 31, 1992)...................................................                    2,097,000
Industrial Revenue Bonds, interest at 85% of prime rate (6% at October
  31, 1993), payable monthly, principal payable in installments through
  1997...................................................................     2,495,000      4,900,000
                                                                            -----------    -----------
                                                                             13,718,000     18,886,000
Less current portion.....................................................    (1,162,000)    (4,698,000)
                                                                            -----------    -----------
                                                                            $12,556,000    $14,188,000
                                                                            -----------    -----------
                                                                            -----------    -----------

     Annual maturities of long-term debt are as follows:

YEAR ENDING
OCTOBER 31
- -----------
    1994      ........................................................................   $ 1,162,000
    1995      ........................................................................     1,187,000
    1996      ........................................................................     1,231,000
    1997      ........................................................................     9,847,000
    1998      ........................................................................       291,000
                                                                                         -----------
                                                                                         $13,718,000
                                                                                         -----------
                                                                                         -----------

     The long-term debt agreements contain several covenants, including the maintenance of certain ratios and levels of net worth (as defined), restrictions with respect to the payments of cash dividends on common stock and on the levels of capital expenditures, interest and debt payments. In addition, the Industrial Revenue Bonds give the holders the right to accelerate all outstanding principal at December 31, 1995 upon notification one year prior to that date.

     Substantially all of the property and equipment and accounts receivable of the Company collateralize the debt outstanding.

F. COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in various litigation cases. In the opinion of management, the disposition of such litigation will not have a material adverse effect on the Company's consolidated financial position.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
  YEAR ENDED OCTOBER 31, 1993 AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

     The Company leases certain space and equipment under operating lease agreements. The following is a schedule of estimated minimum payments due under such leases with an initial term of more than one year as of October 31, 1993:

YEAR ENDING
OCTOBER 31                                                     BUILDINGS     EQUIPMENT      TOTAL
- -----------                                                    ----------    ---------    ----------
    1994      ..............................................   $  417,000    $109,000     $  526,000
    1995      ..............................................      417,000     109,000        526,000
    1996      ..............................................      285,000      91,000        376,000
    1997      ..............................................       13,000           0         13,000
                                                               ----------    ---------    ----------
                                                               $1,132,000    $309,000     $1,441,000
                                                               ----------    ---------    ----------
                                                               ----------    ---------    ----------

     Some of the operating leases contain provisions for renewal or increased rental (based upon increases in the Consumer Price Index), none of which are taken into account in the above table. Rental expense under all operating leases amounted to $736,000 and $340,000, respectively, for the year ended October 31, 1993, and the period from May 30, 1992 to October 31, 1992.

G. INCOME TAXES

     The Company is included in the consolidated tax returns of Cooper. The Company and Cooper have incurred operating losses and accordingly the Company has not recognized any income tax benefit in the accompanying financial statements.

     In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes.' Cooper and the Company are required to adopt the new method of accounting for income taxes no later than the fiscal year ending October 31, 1994. Neither the Company nor Cooper has completed an analysis to estimate the impact of the statement on the Company's consolidated financial statements.

H. DEPENDENCE UPON COOPER

     The Company has incurred losses and negative cash flows since May 30, 1992, and has a working capital deficiency at October 31, 1993 which includes a liability to the Parent of $6,082,000. The Parent has provided the Company with cash advances to meet its cash needs. The independent auditors' report dated January 24, 1994 on the Parent's October 31, 1993 consolidated financial statements includes the following explanatory paragraph:

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the past three fiscal years, the Company has suffered significant losses and negative cash flows. In addition, as discussed in Note 18 to the financial statements the Company is exposed to contingent liabilities related to a criminal conviction and a Securities and Exchange Commission action. Such losses, negative cash flows, and contingent liabilities raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.

     The Company is unable to predict the effect, if any, of the uncertainty concerning the Parent's ability to continue as a going concern on its financial condition or results of operations. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company or its Parent is unable to continue as a going concern.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
  YEAR ENDED OCTOBER 31, 1993 AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

I. Subsequent Event

     Pursuant to a pledge agreement dated as of January 6, 1994, between the Parent and the trustee for the holders of a new class of debt issued by the Parent (the 'Notes'), the Parent has pledged a first priority security interest in all of its right, title and interest in stock of the Company, all additional shares of stock of, or other equity interest in, the Company from time to time acquired by the Parent, all intercompany indebtedness of the Company from time to time held by the Parent and except as set forth in the indenture governing the Notes, the proceeds received from the sale or disposition of any or all of the foregoing. A full description of the pledge agreement and terms of the indenture governing the Notes is included in the Parent's Amended and Restated Offer to Exchange and Consent Solicitation filed with the Securities and Exchange Commission on December 15, 1993.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 29, 1992
                           (IN THOUSANDS OF DOLLARS)

ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents.........................................................................   $ 3,216
     Accounts receivable net of estimated uncollectibles of $2,347.....................................    10,759
     Other receivables.................................................................................       780
     Supplies..........................................................................................       258
     Prepaid expenses and other current assets.........................................................       419
                                                                                                          -------
       Total current assets............................................................................    15,432
                                                                                                          -------
PROPERTY AND EQUIPMENT
     Land..............................................................................................       882
     Buildings and improvements........................................................................    31,525
     Equipment, furniture and fixtures.................................................................     4,159
     Construction in progress..........................................................................        50
                                                                                                          -------
                                                                                                           36,616
     Less accumulated depreciation.....................................................................    (7,050)
                                                                                                          -------
          Total property and equipment, net............................................................    29,566
                                                                                                          -------
OTHER ASSETS...........................................................................................       929
                                                                                                          -------
                                                                                                          $45,927
                                                                                                          -------
                                                                                                          -------
LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES
     Accounts payable
     Accrued liabilities...............................................................................   $ 1,412
     Accrued salaries and related expenses.............................................................     2,601
     Estimated third-party payor settlements...........................................................     2,415
     Current portion of long-term debt.................................................................     1,633
                                                                                                          $ 4,426
                                                                                                          -------
       Total current liabilities.......................................................................    12,487
LONG-TERM DEBT, less current portion...................................................................    15,173
STOCKHOLDER'S EQUITY:
     Common stock, .01 par value, 1000 shares authorized, issued and outstanding.......................         7
     Additional paid-in capital........................................................................    16,654
     Retained earnings.................................................................................     1,606
                                                                                                          -------
          Total stockholder's equity...................................................................    18,267
                                                                                                          -------
                                                                                                          $45,927
                                                                                                          -------
                                                                                                          -------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                  PERIODS FROM MAY 1, 1991 TO MAY 31, 1991 AND
                          JUNE 1, 1991 TO MAY 29, 1992
                           (IN THOUSANDS OF DOLLARS)

                                                                                                       PERIOD FROM
                                                                                                       JUNE 1, 1991
                                                                                       MONTH ENDED          TO
                                                                                       MAY 31, 1991    MAY 29, 1992
                                                                                       ------------    ------------
NET PATIENT SERVICE REVENUE.........................................................      $4,282         $ 51,412
OTHER OPERATING REVENUE, (including management fees earned from related parties of
  $320 and $3,557 for the month ended May 31, 1991 and the period ended May 29,
  1992, respectively)...............................................................         418            5,462
                                                                                       ------------    ------------
NET OPERATING REVENUE...............................................................       4,700           56,874
                                                                                       ------------    ------------
COSTS AND EXPENSES:
     Salaries and benefits..........................................................       1,908           24,172
     Purchased services.............................................................         142            2,378
     Professional fees..............................................................         458            5,146
     Other operating expenses.......................................................         790           11,402
     Bad debt expense...............................................................         100            3,304
     Depreciation and amortization..................................................         165            1,928
     Interest on long-term debt.....................................................         218            2,304
                                                                                       ------------    ------------
       Total costs and expenses.....................................................       3,781           50,634
                                                                                       ------------    ------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES..........................................         919            6,240
PROVISION FOR INCOME TAXES..........................................................         368            2,496
                                                                                       ------------    ------------
NET EARNINGS........................................................................      $  551         $  3,744
                                                                                       ------------    ------------
                                                                                       ------------    ------------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                   PERIOD FROM MAY 1, 1991 TO MAY 31 1991 AND
                          JUNE 1, 1991 TO MAY 29, 1992
                           (IN THOUSANDS OF DOLLARS)

                                                                             ADDITIONAL                    TOTAL
                                                                   COMMON     PAID-IN      RETAINED    STOCKHOLDER'S
                                                                   STOCK      CAPITAL      EARNINGS        EQUITY
                                                                   ------    ----------    --------    --------------
BALANCE
     May 1, 1991................................................     $7       $ 16,654     $ 17,906       $ 34,567
     Net Earnings...............................................                                551            551
                                                                     --      ----------    --------    --------------
BALANCE
     May 31, 1991...............................................      7         16,654       18,457         35,118
     Net earnings...............................................                              3,744          3,744
     Forgiveness of due from related parties balances as of May
       29, 1992 in connection with the acquisition..............                            (20,595)       (20,595)
                                                                     --      ----------    --------    --------------
BALANCE
     May 29, 1992...............................................     $7       $ 16,654     $  1,606       $ 18,267
                                                                     --      ----------    --------    --------------
                                                                     --      ----------    --------    --------------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  PERIODS FROM MAY 1, 1991 TO MAY 31, 1991 AND
                          JUNE 1, 1991 TO MAY 29, 1992
                           (IN THOUSANDS OF DOLLARS)

                                                                                                       PERIOD FROM
                                                                                        MONTH ENDED      JUNE 1,
                                                                                          MAY 31,      1991 TO MAY
                                                                                           1991         29, 1992
                                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings....................................................................     $   551       $   3,744
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization..............................................         165           1,928
          Provision for income taxes.................................................         368           2,496
          Change in operating assets and liabilities.................................
          (Increase) Decrease in accounts receivable.................................         (57)            722
          (Increase) Decrease in supplies and other current assets...................          78            (210)
          (Increase) Decrease in accounts payable, accrued expenses and estimated
            third party payor settlements............................................        (472)            161
                                                                                        -----------    -----------
               Net cash provided by operating activities.............................         633           8,841
                                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures............................................................         (36)           (655)
     (Increase) Decrease in Other Assets.............................................         (74)            127
                                                                                        -----------    -----------
               Net cash used by investing activities.................................        (110)           (528)
                                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt............................................        (181)         (3,866)
     Advances to related parties.....................................................        (165)         (6,581)
                                                                                        -----------    -----------
               Net cash used by financing activities.................................        (346)        (10,447)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................         177          (2,134)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................................       5,173           5,350
                                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................................     $ 5,350       $   3,216
                                                                                        -----------    -----------
                                                                                        -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -- Interest paid during the
  period.............................................................................     $   284       $   2,415
                                                                                        -----------    -----------
                                                                                        -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITY -- Concurrent with the acquisition,
  $20,595 of due from related party balances were forgiven with a corresponding charge to retained earnings.

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  PERIODS FROM MAY 1, 1991 TO MAY 31, 1991 AND
                          JUNE 1, 1991 TO MAY 29, 1992

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     The accompanying consolidated financial statements include the accounts of Hospital Group of America (HGA) and its wholly owned subsidiaries (the 'Company') and certain other assets and operations owned by an entity affiliated through common ownership. HGA was a wholly owned subsidiary of PsychGroup, Inc. which in turn is wholly owned by Nu-Med, Inc. The financial position and results of operations of Hospital Group of America and its subsidiaries may not necessarily be indicative of conditions that may have existed or the results of operations if the Company had been operated as an unaffiliated entity. All intercompany balances and transactions have been eliminated. The Company owns and operates the following psychiatric facilities:

                 NAME OF FACILITY                                         LOCATION
- ---------------------------------------------------  ---------------------------------------------------
Hartgrove Hospital                                   Chicago, Illinois
Hampton Hospital                                     Rancocas, New Jersey
Meadow Wood Hospital                                 New Castle, Delaware

BASIS OF PRESENTATION

On May 29, 1992, PSG Acquisition, Inc., a wholly owned subsidiary of The Cooper Companies, Inc. ('Cooper'), acquired all of the issued and outstanding capital stock of HGA from PsychGroup, Inc. Concurrent with the acquisition, all due from related parties balances as of May 29, 1992 were forgiven. The accompanying financial statements represent the financial position and results of operations of the Company as of May 29, 1992 immediately prior to the acquisition and the periods from May 1, 1991 to May 31, 1991 and June 1, 1991 to May 29, 1992 just prior to the acquisition and reflect the elimination of the due from related parties balances as of May 29, 1992 with a corresponding charge to retained earnings in the amount of $20,595,000.



NET PATIENT SERVICE REVENUE

     Net patient service revenue is recorded at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in the period as final settlements are determined.

CHARITY CARE

     The Company provides care to indigent patient who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amount determined to qualify as charity care, they are not reported as revenue. The

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  PERIODS FROM MAY 1, 1991 TO MAY 31, 1991 AND
                          JUNE 1, 1991 TO MAY 29, 1992

Company maintains records to identify and monitor the level of charity care it provides. These records include the amount of charges foregone for services and supplies furnished under its charity care policy. Charges at the Company's established rates foregone for charity care provided by the Company amounted to $326,000 during the month of May 1991 and $4,768,000 for the period from June 1, 1991 to May 29, 1992. Hampton Hospital is required by its Certificate of Need to incur not less than 10% of total patient days as free care.

HEALTH INSURANCE COVERAGE

     Effective October 1, 1991, the Company is self-insured for the health insurance coverage offered to its employees. The provision for estimated self-insured health insurance costs includes management's estimates of the ultimate costs for both reported claims and claims incurred but not reported.

SUPPLIES

     Supplies consist principally of medical supplies and are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets, which range from 20 to 40 years for buildings and improvements, and 5 to 10 years for equipment, furniture and fixtures.

OTHER ASSETS

     Pre-opening costs incurred in new facilities and loan fees incurred in obtaining long-term financing are deferred and recorded as other assets. Pre-opening costs are amortized on a straight-line basis over five years. The unamortized portion of pre-opening costs was $21,000 at May 29, 1992. Loan fees are amortized over the terms of the related loans. The balance of unamortized loan fees amounted to $802,000 at May 29, 1992.

INCOME TAXES

     The Company was included in the consolidated tax returns of Nu-Med. The Company computes a tax provision as if it were a stand-alone entity. The corresponding liability for such taxes is included in the net amount Due from Related Parties.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  PERIODS FROM MAY 1, 1991 TO MAY 31, 1991 AND
                          JUNE 1, 1991 TO MAY 29, 1992

B. NET PATIENT SERVICE REVENUE

     The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

          Commercial Insurance -- Most commercial insurance carriers reimburse the Company on the basis of the hospitals' charges, subject to the rates and limits specified in their policies. Patients covered by commercial insurance generally remain responsible for any differences between insurance proceeds and total charges.

          Blue Cross -- Reimbursement under Blue Cross plans varies depending on the areas in which the Company presently operates facilities. Benefits paid to the Company can be charge-based, cost-based, negotiated per diem rates or approved through a state rate setting process.

          Medicare -- Services rendered to Medicare program beneficiaries are reimbursed under a retrospectively determined reasonable cost system with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary.

          Managed Care -- Services rendered to subscribers of health maintenance organizations, preferred provider organizations and similar organizations are reimbursed based on prospective negotiated rates.

     The Company's business activities are primarily with large insurance companies and federal and state agencies or their intermediaries. Other than adjustments arising from audits by certain of these agencies, the risk of loss arising from the failure of these entities to perform according to the terms of their respective contracts is considered remote.

C. RELATED PARTY TRANSACTIONS

     Due from related parties consisted primarily of cash advances to Nu-Med and income tax obligations.

     Included in the Other Operating Revenue are management fees of $320,000 for the month of May 1991 and $3,557,000 for the period from June 1, 1991 to May 29, 1992 charged to other affiliated entities which are under common ownership.

     In connection with the acquisition of HGA, all due from related parties balances as of May 29, 1992 were forgiven and the balance of $20,595,000 as of that date was eliminated with a corresponding charge to retained earnings.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  PERIODS FROM MAY 1, 1991 TO MAY 31, 1991 AND
                          JUNE 1, 1991 TO MAY 29, 1992

D. EMPLOYEE BENEFITS

     The Company participated in the Nu-Med Combined Savings Plan, (the 'Plan'), which covers substantially all full-time employees with more than one year of service. Nu-Med may make annual contributions to the Plan based upon earnings, which the Plan may utilize to acquire Nu-Med common stock. In addition, Nu-Med may make contributions to the Plan in the form of Nu-Med common stock. No such contributions were made during the periods ended May 31, 1991 and May 29, 1992. The Company does not provide post-retirement benefits to its employees.

     Hartgrove had a defined benefit pension plan, which was terminated during the period ended May 29, 1992, at which time all benefits became fully vested. The excess of plan assets over vested benefits amounted to approximately $94,000. Such amount has been recorded as other operating revenue in the accompanying statement of earnings.

E. LONG TERM DEBT

     Long-term debt at May 29, 1992 consists of the following:

Bank term loan, interest at 1% to 1 1/2% above the bank's prime rate (6.5% at May 29,
  1992), payable quarterly, principal payable in installments through 1995...............   $ 2,609,000
Bank term loan, interest at 4% above the bank's prime rate (6.5% at May 29, 1992), subject to a minimum rate of 12%, payable monthly, principal payable in installments
  from September 1992 through August 1997................................................    12,000,000
Industrial Revenue Bonds, interest at 85% of prime rate (6.5% at May 29, 1992), payable
  monthly, principal payable in installments through 1997................................     4,990,000
                                                                                            -----------
                                                                                             19,599,000
Less current portion.....................................................................    (4,426,000)
                                                                                            -----------
                                                                                            $15,173,000
                                                                                            -----------
                                                                                            -----------

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  PERIODS FROM MAY 1, 1991 TO MAY 31, 1991 AND
                          JUNE 1, 1991 TO MAY 29, 1992

     Annual maturities of long-term debt are as follows:

                                       YEAR ENDING
                                         MAY 29
- -----------------------------------------------------------------------------------------
1993.....................................................................................     4,426,000
1994.....................................................................................     2,210,000
1995.....................................................................................     1,187,000
1996.....................................................................................     1,217,000
1997.....................................................................................     1,276,000
Thereafter...............................................................................     9,283,000
                                                                                            -----------
                                                                                            $19,599,000
                                                                                            -----------
                                                                                            -----------

     The long-term debt agreements contain several covenants, including the maintenance of certain ratios and levels of net worth (as defined), restrictions with respect to the payments of cash dividends on common stock and on the levels of capital expenditures, interest and debt payments. In addition, the Industrial Revenue Bonds give the holders the right to accelerate all outstanding principal at December 31, 1995 upon notification one year prior to that date.

     Substantially all of the property and equipment and accounts receivable of the Company collateralize the debt outstanding.

F. COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in various litigation cases. In the opinion of management, the disposition of such litigation will not have a material adverse effect on the Company's consolidated financial position.

     The Company leases certain space and equipment under operating lease agreements. The following is a schedule of estimated minimum payments due under such leases with an initial term of more than one year as of May 29, 1992:

                      YEAR ENDING MAY 29                          BUILDINGS     EQUIPMENT      TOTAL
- ---------------------------------------------------------------   ----------    ---------    ----------
1993...........................................................   $  406,000    $112,000     $  518,000
1994...........................................................      378,000     112,000        490,000
1995...........................................................      299,000      96,000        395,000
1996...........................................................      209,000      90,000        299,000
1997...........................................................            0      44,000         44,000
                                                                  ----------    ---------    ----------
                                                                  $1,292,000    $454,000     $1,746,000
                                                                  ----------    ---------    ----------
                                                                  ----------    ---------    ----------

     Some of the operating leases contain provisions for renewal or increased rental (based upon increases in the Consumer Price Index), none of which are taken into account in the above table. Rental expense under all operating leases amounted to $37,000 and

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  PERIODS FROM MAY 1, 1991 TO MAY 31, 1991 AND
                          JUNE 1, 1991 TO MAY 29, 1992

$619,000 for the periods from May 1, 1991 to May 31, 1991 and June 1, 1991 to May 29, 1992.

G. INCOME TAXES

     The provision for income taxes for the following periods are composed of the following:

                                                                                              PERIOD FROM
                                                                                             JUNE 1, 1991
                                                                             MONTH ENDED          TO
                                                                             MAY 31, 1991    MAY 29, 1992
                                                                             ------------    -------------
Federal...................................................................     $313,000       $ 2,122,000
State.....................................................................       55,000           374,000
                                                                             ------------    -------------
                                                                               $368,000       $ 2,496,000
                                                                             ------------    -------------
                                                                             ------------    -------------

     The provision for income taxes included in the consolidated statements of earnings differs from the amount computed by applying the statutory federal income tax rate of 34% to earnings before taxes due to the effect of the state franchise taxes, net of federal benefit. This amounted to 6% for the periods presented.

     In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes.' Cooper and the Company are required to adopt the new method of accounting for income taxes no later than the fiscal year ending October 31, 1994. Neither the Company nor Cooper has completed an analysis to estimate the impact of the statement on the Company's consolidated financial statements.

H. DEPENDENCE UPON COOPER


The Company has incurred losses and negative cash flows since May 30, 1992, and has a working capital deficiency at October 31, 1993 which includes a liability to Cooper of $6,082,000. Cooper has provided the Company with cash advances to meet its cash needs. The independent auditors, report dated January 24, 1994 on Cooper's October 31, 1993 consolidated financial statements includes the following explanatory paragraph:


     'The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the past three fiscal years, the Company has suffered significant losses and negative cash flows. In addition, as discussed in Note 18 to the financial statements the Company is exposed to contingent liabilities relatated to a criminal conviction and a Securities and Exchange Commission action. Such losses, negative cash flows and contingent liabilities raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.'

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  PERIODS FROM MAY 1, 1991 TO MAY 31, 1991 AND
                          JUNE 1, 1991 TO MAY 29, 1992

      The Company is unable to predict the effect, if any, of the uncertainty concerning Cooper's ability to continue as a going concern on its financial condition or results of operations. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company or Cooper is unable to continue as a going concern.


I. Subsequent Event

Pursuant to a pledge agreement dated as of January 6, 1994, between the Parent and the trustee for the holders of a new class of debt issued by the Parent (the 'Notes'), the Parent has pledged a first priority security interest in all of its right, title and interest in stock of the Company, all additional shares of stock of, or other equity interest in, the Company from time to time acquired by the Parent, all intercompany indebtedness of the Company from time to time held by the Parent and except as set forth in the indenture to the Notes, the proceeds received from the sale or disposition of any or all of the foregoing. A full description of the pledge agreement and terms of the indenture to the Notes is included in the Parent's Amended and Restated Offer to Exchange and Consent Solicitation filed with the Securities and Exchange Commission on December 15, 1993.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1991

                                                                                                      (IN THOUSANDS
                                                                                                       OF DOLLARS)
                                              ASSETS
Current Assets:
     Cash and cash equivalents.....................................................................      $ 5,173
     Accounts receivable, net of estimated uncollectibles of $963..................................       12,204
     Supplies......................................................................................          226
     Prepaid expenses and other current assets.....................................................          319
                                                                                                      -------------
          Total current assets.....................................................................       17,922
                                                                                                      -------------
Property and Equipment
     Land..........................................................................................          882
     Buildings and improvements....................................................................       31,278
     Equipment, furniture and fixtures.............................................................        3,983
     Construction in progress......................................................................          121
                                                                                                      -------------
                                                                                                          36,264
     Less accumulated depreciation.................................................................       (5,728)
                                                                                                      -------------
          Total property and equipment, net........................................................       30,536
                                                                                                      -------------
Due from related parties...........................................................................       16,713
Other assets.......................................................................................        1,412
                                                                                                      -------------
                                                                                                         $66,583
                                                                                                      -------------
                                                                                                      -------------
                               LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
     Accounts payable..............................................................................      $ 2,209
     Accrued liabilities...........................................................................        1,590
     Accrued salaries and related expenses.........................................................        2,329
     Estimated third-party payor settlements.......................................................        2,242
     Current portion of long-term debt.............................................................        1,829
                                                                                                      -------------
          Total current liabilities................................................................       10,199
Long-term debt, less current portion...............................................................       21,817
Stockholder's equity:
     Common stock: 8,500 shares authorized, 1,100 shares issued and outstanding par values from
      $.10 to $1.00................................................................................            7
     Additional paid-in capital....................................................................       16,654
     Retained earnings.............................................................................       17,906
                                                                                                      -------------
          Total stockholder's equity...............................................................       34,567
                                                                                                      -------------
                                                                                                         $66,583
                                                                                                      -------------
                                                                                                      -------------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                           YEAR ENDED APRIL 30, 1991

                                                                                                      (IN THOUSANDS
                                                                                                       OF DOLLARS)
Net patient service revenue........................................................................      $43,631
Other operating revenue, (including management fees earned from related parties of $3,172).........        4,294
                                                                                                      -------------
Net operating revenue..............................................................................       47,925
                                                                                                      -------------
Costs and expenses:
     Salaries and benefits.........................................................................       21,258
     Purchased services............................................................................        2,131
     Professional fees.............................................................................        1,741
     Other operating expenses......................................................................        8,580
     Bad debt expense..............................................................................        2,234
     Depreciation and amortization.................................................................        1,817
     Interest on long-term debt....................................................................        2,776
                                                                                                      -------------
          Total costs and expenses.................................................................       40,537
                                                                                                      -------------
Earnings before provision for income taxes.........................................................        7,388
Provision for income taxes.........................................................................        2,881
                                                                                                      -------------
Net earnings.......................................................................................      $ 4,507
                                                                                                      -------------
                                                                                                      -------------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                           YEAR ENDED APRIL 30, 1991

                                                                             ADDITIONAL                    TOTAL
                                                                   COMMON     PAID-IN      RETAINED    STOCKHOLDER'S
                                                                   STOCK      CAPITAL      EARNINGS       EQUITY
                                                                   ------    ----------    --------    -------------
                                                                               (IN THOUSANDS OF DOLLARS)
Balance
     April 30, 1990.............................................     $7       $ 16,654     $ 13,399       $30,060
     Net Earnings...............................................                              4,507         4,507
                                                                     --
                                                                             ----------    --------    -------------
Balance
     April 30, 1991.............................................     $7       $ 16,654     $ 17,906       $34,567
                                                                     --
                                                                     --
                                                                             ----------    --------    -------------
                                                                             ----------    --------    -------------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           YEAR ENDED APRIL 30, 1991

                                                                                                      (IN THOUSANDS
                                                                                                       OF DOLLARS)
Cash flows from operating activities:
     Net earnings..................................................................................      $ 4,507
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization............................................................        1,817
          Provision for income taxes...............................................................        2,881
          Change in operating assets and liabilities:
               Increase in accounts receivable.....................................................         (868)
               Increase in supplies and other current assets.......................................          (46)
               Increase in accounts payable, accrued expenses and estimated third party payor
               settlements.........................................................................        2,394
                                                                                                      -------------
               Net cash provided by operating activities...........................................       10,685
                                                                                                      -------------
Cash flows from investing activities:
     Capital expenditures..........................................................................         (852)
     Increase in Other Assets......................................................................         (115)
                                                                                                      -------------
               Net cash used by investing activities...............................................         (967)
                                                                                                      -------------
Cash flows from financing activities:
     Principal payments on long-term debt..........................................................       (6,309)
     Advances to related parties...................................................................      (14,514)
     Costs incurred in refinancing.................................................................         (991)
     Proceeds from issuance of long-term debt......................................................       12,000
                                                                                                      -------------
               Net cash used by financing activities...............................................       (9,814)
                                                                                                      -------------
Net decrease in cash and cash equivalents..........................................................          (96)
Cash and cash equivalents, beginning of period.....................................................        5,269
                                                                                                      -------------
Cash and cash equivalents, end of period...........................................................      $ 5,173
                                                                                                      -------------
                                                                                                      -------------
Supplemental disclosure of cash flow information -- Interest paid during the period................      $ 2,474
                                                                                                      -------------
                                                                                                      -------------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED APRIL 30, 1991

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business -- The accompanying consolidated financial statements include the accounts of Hospital Group of America, Inc., (HGA) and its wholly owned subsidiaries (the 'Company') and certain other assets and operations owned by an entity affiliated through common ownership. HGA was a wholly owned subsidiary of PsychGroup, Inc. which in turn is wholly-owned by Nu-Med, Inc. ('Nu-Med'). The financial position and results of operations of HGA and its subsidiaries may not necessarily be indicative of conditions that may have existed or the results of operations if the Company had been operated as an unaffiliated entity. All intercompany balances and transactions have been eliminated. The Company owns and operates the following psychiatric facilities:

   NAME OF FACILITY            LOCATION
- ----------------------   ---------------------
Hartgrove Hospital....   Chicago, Illinois
Hampton Hospital......   Rancocas, New Jersey
Meadow Wood
  Hospital............   New Castle, Delaware

     Basis of Presentation -- On May 29, 1992, PSG Acquisition, Inc., a wholly owned subsidiary of The Cooper Companies, Inc. ('Cooper'), acquired all of the issued and outstanding capital stock of HGA from PsychGroup, Inc. Concurrent with the acquisition, all due from related parties balances as of May 29, 1992 were forgiven. The accompanying financial statements represent the historical position and results of operations of the Company as of April 30, 1991 and for the year then ended. The accompanying financial statements do not reflect the elimination of the due from related parties balances with a corresponding charge to retained earnings which as of May 29, 1992 amounted to $20,595,000.

     Net Patient Service Revenue -- Net patient service revenue is recorded at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in the period as final settlements are determined.

     Charity Care -- The Company provides care to indigent patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue. The Company maintains records to identify and monitor the level of charity care it provides. These records include the amount of charges foregone for services and supplies furnished under its charity care policy. Charges at the Company's established rates foregone for charity care provided by the Company amounted to $3,457,000 for the year ended April 30, 1991. Hampton Hospital is required by its Certificate of Need to incur not less than 10% of total patient days as free care.

     Supplies -- Supplies consist principally of medical supplies and are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment -- Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets, which range from 20 to 40 years for buildings and improvements, and 5 to 10 years for equipment, furniture and fixtures.

     Other Assets -- Pre-opening costs incurred in new facilities and loan fees incurred in obtaining long-term financing are deferred and recorded as other assets. Pre-opening costs are amortized on a straight-line basis over five years. Loan fees are amortized over the terms of the related loans. The balance of unamortized loan fees was $896,000 as of April 30, 1991.

     Income Taxes -- The Company was included in the consolidated tax returns of Nu-Med. The Company computes a tax provision as if it were a stand alone entity. The corresponding liability for such taxes is included in the net amount Due from Related Parties.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           YEAR ENDED APRIL 30, 1991

     Malpractice Insurance Coverage -- Medical malpractice claims were covered by an occurrence-basis medical malpractice insurance policy. In the opinion of management, sufficient reserves have been established for any potential deductible to be paid by the Company. These reserves are maintained upon Nu-Med's financial statements and are not allocated to individual subsidiaries. The costs and deductibles associated with the policy are allocated to the Company and are included in operating expenses. Subsequent to October 1, 1991, the Company became directly responsible for its own malpractice insurance, with Nu-Med being responsible for any tail coverage through May 29, 1992.

B. NET PATIENT SERVICE REVENUE

     The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

      Commercial Insurance -- Most commercial insurance carriers reimburse the Company on the basis of the hospitals' charges, subject to the rates and limits specified in their policies. Patients covered by commercial insurance generally remain responsible for any differences between insurance proceeds and total charges.

      Blue Cross -- Reimbursement under Blue Cross plans varies depending on the areas in which the Company presently operates facilities. Benefits paid to the Company can be charge-based, cost-based, negotiated per diem rates or approved through a state rate setting process.

      Medicare -- Services rendered to Medicare program beneficiaries are reimbursed under a retrospectively determined reasonable cost system with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary.

      Managed Care -- Services rendered to subscribers of health maintenance organizations, preferred provider organizations and similar organizations are reimbursed based on prospective negotiated rates.

     The Company's business activities are primarily with large insurance companies and federal and state agencies or their intermediaries. Other than adjustments arising from audits by certain of these agencies, the risk of loss arising from the failure of these entities to perform according to the terms of their respective contracts is considered remote.

C. RELATED PARTY TRANSACTIONS

     Amounts due from (to) related parties at April 30, 1991 were composed of the following (in thousands of dollars):

                                                                                  APRIL 30, 1991
                                                                                  --------------
Due from Nu-Med, Inc. .........................................................      $ 37,682
Due to other related affiliates................................................       (20,969)
                                                                                  --------------
                                                                                     $ 16,713
                                                                                  --------------
                                                                                  --------------

     Due from Nu-Med, Inc. consists primarily of cash advances, transfers of certain assets and income tax obligations. The repayment of this obligation was not expected to commence within 12 months and was to be repaid over a period of years. Therefore, this amount was classified as a long-term receivable at April 30, 1991. In connection with the acquisition of HGA, all due from related parties balances as of May 29, 1992 were forgiven and the balance of $20,595,000 as of that date was eliminated with a corresponding charge to retained earnings.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           YEAR ENDED APRIL 30, 1991

     Included in Other Operating Revenue are management fees charged to other affiliated entities which are under common ownership. Such fees amounted to $3,172,000 for 1991.

D. LONG TERM DEBT

     Long-term debt consists of the following:

Bank term loan, interest at 1% to 1 1/2% above the bank's prime rate (8.5% at April 30,
  1991), payable quarterly, principal payable in installments through 1995...................   $ 6,251
Bank term loan, interest at 4% above the bank's prime rate (8.5% at April 30, 1991), subject to a minimum rate of 12%, payable monthly, principal payable in installments from September
  1992 through August 1997...................................................................    12,000
Industrial Revenue Bonds, interest at 85% of prime rate payable monthly, principal payable in
  installments through 1997..................................................................     5,395
                                                                                                -------
                                                                                                 23,646
Less current portion.........................................................................     1,829
                                                                                                -------
                                                                                                $21,817
                                                                                                -------
                                                                                                -------

     Scheduled annual maturities of long-term debt as of April 30, 1991 are as follows:

                                    YEAR ENDING
                                     APRIL 30
- -----------------------------------------------------------------------------------
   1992............................................................................   $ 1,829
   1993............................................................................     2,015
   1994............................................................................     2,156
   1995............................................................................     2,257
   1996............................................................................       894
   Thereafter......................................................................    14,495
                                                                                      -------
                                                                                      $23,646
                                                                                      -------
                                                                                      -------

     The long-term debt agreements contain several covenants, including the maintenance of certain ratios and levels of net worth (as defined), restrictions with respect to the payments of cash dividends on common stock and on the levels of capital expenditures, interest and debt payments. In addition, the Industrial Revenue Bonds give the holders the right to accelerate all outstanding principal at December 31, 1995 upon notification one year prior to that date.

     Substantially all of the property and equipment and accounts receivable of the Company collateralize the debt outstanding.

E. EMPLOYEE BENEFITS

     The Company participated in the Nu-Med Combined Savings Plan, (the 'Plan'), which covers substantially all full-time employees with more than one year of service. Nu-Med may make annual contributions to the Plan based upon earnings, which the Plan may utilize to acquire Nu-Med common stock. In addition, Nu-Med may make contributions to the Plan in the form of Nu-Med common stock. No such contributions were made during the year ended April 30, 1991. The Company does not provide postretirement benefits to its employees.

F. COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in various litigation. In the opinion of management, the disposition of such litigation will not have a material adverse effect on the Company's consolidated financial position.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           YEAR ENDED APRIL 30, 1991

     The Company leases certain space and equipment under operating lease agreements. The following is a schedule of estimated minimum payments due under such leases with an initial term of more than one year as of April 30, 1991 (in thousands of dollars):

                         YEAR ENDING
                          APRIL 30                              BUILDINGS    EQUIPMENT    TOTAL
- -------------------------------------------------------------   ---------    ---------    ------
   1992......................................................     $  74        $  47      $  121
   1993......................................................       203           59         262
   1994......................................................       213           59         272
   1995......................................................       222           59         281
   1996......................................................       232           47         279
                                                                ---------    ---------    ------
                                                                  $ 944        $ 271      $1,215
                                                                ---------    ---------    ------
                                                                ---------    ---------    ------

     Some of the operating leases contain provisions for renewal or increased rental (based upon increases in the Consumer Price Index), none of which are taken into account in the above table. Rental expense under all operating leases amounted to $357,000 in 1991.

G. INCOME TAXES

     The provision for income taxes is composed of the following (in thousands of dollars):

                                                                                    YEAR ENDED
                                                                                  APRIL 30, 1991
                                                                                  --------------
Federal........................................................................       $2,512
State..........................................................................          369
                                                                                     -------
                                                                                      $2,881
                                                                                     -------
                                                                                     -------

     The provision for income taxes included in the consolidated statements of earnings differs from the amount computed by applying the statutory federal income tax rate of 34% to earnings before taxes due to the effect of the state franchise taxes, net of federal benefit. This amounted to 5% for the year ended April 30, 1991.

     In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 109. 'Accounting for Income Taxes'. Cooper and the Company are required to adopt the new method of accounting for income taxes no later than the fiscal year ending October 31, 1994. Neither the Company nor Cooper has completed an analysis to estimate the impact of the statement on the Company's consolidated financial statements.

H. DEPENDENCE UPON COOPER

     The Company has incurred losses and negative cash flows since May 30, 1992, and has a working capital deficiency at October 31, 1993 which includes a liability to Cooper of $6,082,000. Cooper has provided the Company with cash advances to meet its cash needs. The independent auditors' report dated January 24, 1994 on Cooper's October 31, 1993 consolidated financial statements includes the following explanatory paragraph:

          'The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the past three fiscal years, the Company has suffered significant losses and negative cash flows. In addition, as discussed in Note 18 to the financial statements the Company is exposed to contingent liabilities related to a criminal conviction and a Securities and Exchange Commission motion. Such losses, negative cash flows, and contingent liabilities raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.'

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           YEAR ENDED APRIL 30, 1991

     The Company is unable to predict the effect, if any, of the uncertainty concerning Cooper's ability to continue as a going concern on its financial condition or results of operations. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company or Cooper is unable to continue as a going concern.

I. SUBSEQUENT EVENT

     Pursuant to a pledge agreement dated as of January 6, 1994, between the Parent and the trustee for the holders of a new class of debt issued by the Parent (the 'Notes'), the Parent has pledged a first priority security interest in all of its right, title and interest in stock of the Company, all additional shares of stock of, or other equity interest in, the Company from time to time acquired by the Parent, all intercompany indebtedness of the Company from time to time held by the Parent and except as set forth in the indenture to the Notes, the proceeds received from the sale or disposition of any or all of the foregoing. A full description of the pledge agreement and terms of the indenture governing the Notes is included in the Parent's Amended and Restated Offer to Exchange and Consent Solicitation filed with the Securities and Exchange Commission on December 15, 1993.

                                                                      SCHEDULE V

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                             PROPERTY AND EQUIPMENT
                          YEAR ENDED OCTOBER 31, 1993
                  PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992
                    PERIOD FROM JUNE 1, 1991 TO MAY 29, 1992
                    PERIOD FROM MAY 1, 1991 TO MAY 31, 1991
                           YEAR ENDED APRIL 30, 1991

                                                     BALANCE AT                                                BALANCE
                                                      BEGINNING        ADDITIONS                    OTHER     AT END OF
                  CLASSIFICATION                      OF PERIOD         AT COST     RETIREMENTS    CHANGES     PERIOD
- --------------------------------------------------   -----------       ---------    -----------    -------    ---------
                                                                               (IN THOUSANDS)
October 31, 1993:
     Land.........................................     $ 1,426           $   0          $ 0         $   0      $ 1,426
     Buildings and improvements...................      30,890             319            0           191       31,400
     Equipment, furniture and fixtures............       1,083             211            0            76        1,370
     Construction in progress.....................          47             251            0          (267)          31
                                                     -----------       ---------        ---        -------    ---------
                                                       $33,446           $ 781          $ 0         $   0      $34,227
                                                     -----------       ---------        ---        -------    ---------
                                                     -----------       ---------        ---        -------    ---------
October 31, 1992:
     Land.........................................     $ 1,426(A)        $   0          $ 0         $   0      $ 1,426
     Buildings and improvements...................      30,825(A)           64           (2)            3       30,890
     Equipment, furniture and fixtures............       1,053(A)           33           (5)            2        1,083
     Construction in progress.....................          47(A)            5            0            (5)          47
                                                     -----------       ---------        ---        -------    ---------
                                                       $33,351           $ 102          $(7)        $   0      $33,446
                                                     -----------       ---------        ---        -------    ---------
                                                     -----------       ---------        ---        -------    ---------
May 29, 1992:
     Land.........................................     $   882           $   0          $ 0         $   0      $   882
     Buildings and improvements...................      31,287             238            0             0       31,525
     Equipment, furniture and fixtures............       4,010             325            0          (176)       4,159
     Construction in progress.....................         121              92            0          (163)          50
                                                     -----------       ---------        ---        -------    ---------
                                                       $36,300           $ 655          $ 0         $(339)     $36,616
                                                     -----------       ---------        ---        -------    ---------
                                                     -----------       ---------        ---        -------    ---------
May 31, 1991:
     Land.........................................     $   882           $   0          $ 0         $   0      $   882
     Buildings and improvements...................      31,278               9            0             0       31,287
     Equipment, furniture and fixtures............       3,983              27            0             0        4,010
     Construction in progress.....................         121               0            0             0          121
                                                     -----------       ---------        ---        -------    ---------
                                                       $36,264           $  36          $ 0         $   0      $36,300
                                                     -----------       ---------        ---        -------    ---------
                                                     -----------       ---------        ---        -------    ---------
April 30, 1991:
     Land.........................................     $   882           $   0          $ 0         $   0      $   882
     Buildings and improvements...................      30,856             422            0             0       31,278
     Equipment, furniture and fixtures............       3,571             412            0             0        3,983
     Construction in progress.....................         103              18            0             0          121
                                                     -----------       ---------        ---        -------    ---------
                                                       $35,412           $ 852          $ 0         $   0      $36,264
                                                     -----------       ---------        ---        -------    ---------
                                                     -----------       ---------        ---        -------    ---------

- ------------

 (A) Includes   adjustment   of  accounts   to  fair   value  pursuant   to  the
     implementation of purchase accounting.

                                                                     SCHEDULE VI

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
               ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                          YEAR ENDED OCTOBER 31, 1993
                  PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992
                    PERIOD FROM JUNE 1, 1991 TO MAY 29, 1992
                    PERIOD FROM MAY 1, 1991 TO MAY 31, 1991
                           YEAR ENDED APRIL 30, 1991

                                                                     ADDITIONS
                                                   BALANCE AT        CHARGED TO                               BALANCE
                                                    BEGINNING        COSTS AND                     OTHER     AT END OF
                  DESCRIPTION                       OF PERIOD         EXPENSES     RETIREMENTS    CHANGES     PERIOD
- ------------------------------------------------   -----------       ----------    -----------    -------    ---------
                                                                             (IN THOUSANDS)
October 31, 1993:
     Buildings and improvements.................     $   407           $1,128          $ 0          $ 0       $ 1,535
     Equipment, furniture and fixtures..........         135              198            0            0           333
                                                                                                     --
                                                   -----------       ----------        ---                   ---------
                                                     $   542           $1,326          $ 0          $ 0       $ 1,868
                                                                                                     --
                                                                                                     --
                                                   -----------       ----------        ---                   ---------
                                                   -----------       ----------        ---                   ---------
October 31, 1992:
     Buildings and improvements.................     $     0(A)        $  409          $(2)         $ 0       $   407
     Equipment, furniture and fixtures..........           0(A)           140           (5)           0           135
                                                                                                     --
                                                   -----------       ----------        ---                   ---------
                                                     $     0(A)        $  549          $(7)         $ 0       $   542
                                                                                                     --
                                                                                                     --
                                                   -----------       ----------        ---                   ---------
                                                   -----------       ----------        ---                   ---------
May 29, 1992:
     Buildings and improvements.................     $ 4,216           $  858          $ 0          $ 0       $ 5,074
     Equipment, furniture and fixtures..........       1,621              355            0            0         1,976
                                                                                                     --
                                                   -----------       ----------        ---                   ---------
                                                     $ 5,837           $1,213          $ 0          $ 0       $ 7,050
                                                                                                     --
                                                                                                     --
                                                   -----------       ----------        ---                   ---------
                                                   -----------       ----------        ---                   ---------
May 31, 1991:
     Buildings and improvements.................     $ 4,143           $   73          $ 0          $ 0       $ 4,216
     Equipment, furniture and fixtures..........       1,585               36            0            0         1,621
                                                                                                     --
                                                   -----------       ----------        ---                   ---------
                                                     $ 5,728           $  109          $ 0          $ 0       $ 5,837
                                                                                                     --
                                                                                                     --
                                                   -----------       ----------        ---                   ---------
                                                   -----------       ----------        ---                   ---------
April 30, 1991:
     Buildings and improvements.................     $ 3,361           $  782          $ 0          $ 0       $ 4,143
     Equipment, furniture and fixtures..........       1,212              373            0            0         1,585
                                                                                                     --
                                                   -----------       ----------        ---                   ---------
                                                     $ 4,573           $1,155          $ 0          $ 0       $ 5,728
                                                                                                     --
                                                                                                     --
                                                   -----------       ----------        ---                   ---------
                                                   -----------       ----------        ---                   ---------

- ------------

 (A) Write-off of accumulated depreciation pursuant to the implementation of purchase accounting.

                                                                   SCHEDULE VIII

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED OCTOBER 31, 1993
                  PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992
                    PERIOD FROM JUNE 1, 1991 TO MAY 29, 1992
                    PERIOD FROM MAY 1, 1991 TO MAY 31, 1991
                           YEAR ENDED APRIL 30, 1991

                                                                ADDITIONS     ADDITIONS     DEDUCTIONS/
                                                  BALANCE AT    CHARGED TO    CHARGED TO    WRITE OFFS/    BALANCE AT
                                                  BEGINNING     COSTS AND       OTHER       RECOVERIES/       END
                                                  OF PERIOD      EXPENSES      ACCOUNTS        OTHER       OF PERIOD
                                                  ----------    ----------    ----------    -----------    ----------
                                                                            (IN THOUSANDS)
Allowance for doubtful accounts:
     Year ended October 31, 1993...............     $2,556        $2,792          $0          $(3,281)       $2,067
                                                                                  --
                                                                                  --
                                                  ----------    ----------                  -----------    ----------
                                                  ----------    ----------                  -----------    ----------
     Period ended October 31, 1992.............     $2,347        $1,251          $0          $(1,042)       $2,556
                                                                                  --
                                                                                  --
                                                  ----------    ----------                  -----------    ----------
                                                  ----------    ----------                  -----------    ----------
     Period ended May 29, 1992.................     $  884        $3,304          $0          $(1,841)       $2,347
                                                                                  --
                                                                                  --
                                                  ----------    ----------                  -----------    ----------
                                                  ----------    ----------                  -----------    ----------
     Month ended May 31, 1991..................     $  963        $  100          $0          $  (179)       $  884
                                                                                  --
                                                                                  --
                                                  ----------    ----------                  -----------    ----------
                                                  ----------    ----------                  -----------    ----------
     Year ended April 30, 1991.................     $  841        $2,234          $0          $(2,112)       $  963
                                                                                  --
                                                                                  --
                                                  ----------    ----------                  -----------    ----------
                                                  ----------    ----------                  -----------    ----------

                                                                      SCHEDULE X

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                          YEAR ENDED OCTOBER 31, 1993
                  PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992
                    PERIOD FROM JUNE 1, 1991 TO MAY 29, 1992
                    PERIOD FROM MAY 1, 1991 TO MAY 31, 1991
                           YEAR ENDED APRIL 30, 1991

                                                                           CHARGED TO COSTS AND EXPENSES
                                                           -------------------------------------------------------------
                                                                                   PERIOD ENDED
                                                           -------------------------------------------------------------
                                                           OCTOBER 31,    OCTOBER 31,    MAY 29,    MAY 31,    APRIL 30,
                                                              1993           1992         1992       1991        1991
                                                           -----------    -----------    -------    -------    ---------
                                                                                  (IN THOUSANDS)
Advertising.............................................      $ 851          $ 605       $1,643      $ 140      $ 1,139
Illinois Medicaid Provider Tax..........................      $ 495          $ 152       $    0      $   0      $     0

- ------------

Royalties, maintenance and repairs and taxes other than payroll and income taxes are omitted as each item does not exceed 1% of net operating revenue as reported in the statement of consolidated operations.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
COOPERSURGICAL, INC.

     We have audited the accompanying balance sheets of CooperSurgical, Inc. as of October 31, 1993 and 1992, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended October 31, 1993. In connection with our audits of the financial statements, we also have audited financial statement schedules IV, VIII and X. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CooperSurgical, Inc. as of October 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31,1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     The accompanying financial statements have been prepared assuming CooperSurgical, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the independent auditors' report dated January 24, 1994 on the parent's financial statements as of October 31, 1993 included an explanatory paragraph describing a substantial doubt about the parent's ability to continue as a going concern. The accompanying financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.


                                                KPMG PEAT MARWICK

Stamford, Connecticut
January 24, 1994

                              COOPERSURGICAL, INC.
                                 BALANCE SHEET

                                                    OCTOBER 31
                                           ----------------------------
                                          1993                      1992
                                 ----------------------    ----------------------
                                              (DOLLARS IN THOUSANDS)
            ASSETS
Current Assets:
     Cash.....................          $    297                  $    207
     Receivables:
          Trade, less
            allowance for
            doubtful accounts
            of $294 in 1993
            and $281 in
            1992..............             2,387                     2,115
          Other receivables...                50                       325
                                      ----------                ----------
                                           2,437                     2,440
                                      ----------                ----------
     Inventories:
          Raw materials.......             3,100                     2,648
          Work-in-process.....               344                       387
          Finished goods......             2,497                     1,620
                                      ----------                ----------
                                           5,941                     4,655
                                      ----------                ----------
     Prepaid expenses.........               366                       379
                                      ----------                ----------
          Total current
            assets............             9,041                     7,681
                                      ----------                ----------
Furniture and equipment.......             1,469                     1,039
     Less accumulated
      depreciation............              (663)                     (341)
                                      ----------                ----------
                                             806                       698
                                      ----------                ----------
Intangibles, net of
  accumulated amortization:
     Goodwill.................             1,681                     1,899
     Non-compete Agreements...               405                       583
     Distribution Rights......               182                       208
                                      ----------                ----------
                                           2,268                     2,690
                                      ----------                ----------
Other assets..................               493                       130
                                      ----------                ----------
                                        $ 12,608                  $ 11,199
                                      ----------                ----------
                                      ----------                ----------
LIABILITIES AND STOCKHOLDERS'
            DEFICIT
Current liabilities:
     Current installments of
      long-term debt..........          $     17                  $    400
     Accounts payable.........             1,050                     1,774
     Other Accrued
      liabilities.............             1,821                     1,436
                                      ----------                ----------
          Total current
            liabilities.......             2,888                     3,610
                                      ----------                ----------
Long-term debt................               106                       127
Due to Parent.................            22,325                    13,163
                                      ----------                ----------
          Total liabilities...            25,319                    16,900
                                      ----------                ----------
Commitments and contingencies
  (Note 6)
Stockholders' equity:
     Series A Convertible
      Preferred stock:
      4,000,000 shares
      authorized, 640,000
      issued and outstanding,
      par value per share
      $.0001, aggregate
      liquidation preference
      of $1,242 plus
      cumulative dividend of
      $248 at October 31, 1993
      (Note 8)................         --                        --
     Common stock: 6,000,000
      shares authorized,
      23,212 issued and
      outstanding, par value
      per share $.002 at
      October 31, 1993........         --                        --
     Additional
      paid-in-capital.........             1,242                     1,242
     Translation
      adjustments.............                33
     Accumulated deficit......           (13,986)                   (6,943)
                                      ----------                ----------
          Total stockholders'
            deficit...........           (12,711)                   (5,701)
                                      ----------                ----------
                                        $ 12,608                  $ 11,199
                                      ----------                ----------
                                      ----------                ----------

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                            STATEMENTS OF OPERATIONS

                                                                                       YEARS ENDED OCTOBER 31,
                                                                                     ----------------------------
                                                                                      1993       1992       1991
                                                                                     -------    -------    ------
                                                                                        (DOLLARS IN THOUSANDS)
Net sales.........................................................................   $14,679    $16,010    $7,860
Cost of goods sold................................................................     7,429      7,368     3,887
                                                                                     -------    -------    ------
Gross profit......................................................................     7,250      8,642     3,973
                                                                                     -------    -------    ------
Costs and expenses:
     Research and development expense.............................................       778      1,248       448
     Selling, general and administrative expense (Note 4).........................    10,507      9,034     6,239
     Other expense................................................................       460        568      --
     Amortization of intangibles..................................................       290        308       233
     Interest:
          Parent promissory notes.................................................     2,240      1,134       328
          Other...................................................................        18         55        81
                                                                                     -------    -------    ------
                                                                                      14,293     12,347     7,329
                                                                                     -------    -------    ------
Net loss..........................................................................   ($7,043)   ($3,705)   ($3,356)
                                                                                     -------    -------    ------
                                                                                     -------    -------    ------

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
               YEARS ENDED OCTOBER 31, 1993, 1992, 1991 AND 1990

                                                                                             RETAINED
                                           SERIES A             ADDITIONAL                   EARNINGS        TOTAL
                                           PREFERRED   COMMON    PAID-IN     TRANSLATION   (ACCUMULATED   STOCKHOLDERS'
                                             STOCK     STOCK     CAPITAL     ADJUSTMENTS     DEFICIT)       DEFICIT
                                           ---------   ------   ----------   -----------   ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
Balance at October 31, 1990.............    $ --       $--        $  450        $ --         $    118       $    568
Equity transfer to Parent...............      --        --          (450)       --             --               (450)
Net loss................................      --        --         --           --             (3,356)        (3,356)
                                           ---------   ------   ----------         ---     ------------   ------------
Balance at October 31, 1991.............      --        --         --           --             (3,238)        (3,238)
Issuance of 640,000 shares of Series A
  preferred stock.......................      --        --         1,242        --             --              1,242
Issuance of 23,212 shares of common
  stock and retirement of 1,000 shares
  of common stock.......................      --        --         --           --             --             --
Net loss................................      --        --         --           --             (3,705)        (3,705)
                                           ---------   ------   ----------         ---     ------------   ------------
Balance at October 31, 1992.............      --        --         1,242        --             (6,943)        (5,701)
Net loss................................      --        --         --           --             (7,043)        (7,043)
Aggregate translation adjustment........      --        --         --               33         --                 33
                                           ---------   ------   ----------         ---     ------------   ------------
Balance at October 31, 1993.............    $ --       $--        $1,242       $    33       ($13,986)      ($12,711)
                                           ---------   ------   ----------         ---     ------------   ------------
                                           ---------   ------   ----------         ---     ------------   ------------

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED OCTOBER 31,
                                                                                    -----------------------------
                                                                                     1993       1992       1991
                                                                                    -------    -------    -------
                                                                                       (DOLLARS IN THOUSANDS)
Cash flows used by operating activities:
     Net loss....................................................................   ($7,043)   ($3,705)   ($3,356)
     Adjustments to reconcile net loss to cash used by operating activities:
          Depreciation and amortization..........................................       540        478        303
          Bad debt expense.......................................................        13          9         51
          Interest on Parent advances............................................     2,240      1,134        328
          Change in assets and liabilities net of the effects from purchase of
            Euro-Med:
               (Increase) in accounts receivable.................................      (285)      (210)      (756)
               (Increase) in inventories.........................................    (1,286)    (2,413)      (998)
               (Increase)/Decrease in other current assets.......................       288       (103)      (380)
               (Increase) in other assets........................................      (330)      (123)        (2)
               Increase/(Decrease) in accounts payable...........................      (724)       940         28
               Increase in accrued expenses......................................       517        186        588
                                                                                    -------    -------    -------
                    Net cash (used) by operating activities......................   ($6,070)   ($3,807)   ($4,194)
                                                                                    -------    -------    -------
Cash flows used in investing activities:
     Acquisition of Euro-Med Endoscope and Euro-Med, Inc. (Note 2)...............     --         --        (1,725)
     Purchase of distribution rights (Note 2)....................................     --         --          (256)
     Capital expenditures........................................................      (302)      (555)      (225)
                                                                                    -------    -------    -------
                    Net cash (used) by investing activities......................      (302)      (555)    (2,206)
                                                                                    -------    -------    -------
Cash flows provided from/used for financing activities:
     Proceeds from issuance of preferred stock...................................     --         1,242          0
     Proceeds from Parent advances...............................................     6,866      4,336      4,964
     Repayment of long-term debt.................................................      (404)    (1,077)         0
                                                                                    -------    -------    -------
     Proceeds from long-term debt................................................     --         --         1,504
                                                                                    -------    -------    -------
                    Net cash provided by financing activities....................     6,462      4,501      6,468
                                                                                    -------    -------    -------
Net increase in cash and cash equivalents........................................        90        139         68
Cash and cash equivalents, beginning of period...................................       207         68          0
                                                                                    -------    -------    -------
Cash and cash equivalents, end of period.........................................   $   297    $   207         68
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Cash paid for:
     Interest....................................................................   $ --       $    40    $    95
     Income taxes................................................................   $ --       $ --       $ --
                                                                                    -------    -------    -------

     During Fiscal 1993, furniture and equipment with a net book value of $56 were transferred to CooperSurgical from the Parent. This non-cash transaction was recorded as an increase to Parent advances.

     During Fiscal 1991, CooperSurgical assumed notes payable of $1,525 with the acquisition of Euro-Med Endoscope and Euro-Med, Inc., see Note 2. Also during fiscal 1991, CooperSurgical assumed promissory notes, due to its Parent, as a result of a $450 non-cash equity transfer to its Parent.

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     CooperSurgical, Inc. ('CooperSurgical' or the 'Company'), a Delaware corporation, develops, manufactures and distributes electrosurgical, cryosurgical and general application diagnostic surgical instruments and equipment. The Cooper Companies, Inc. ('Parent'), a Delaware corporation, owns 100% of CooperSurgical's Series A preferred stock. CooperSurgical's outstanding common stock is 100% owned by individuals on the CooperSurgical Advisory Board which provides counsel and management of clinical trials in the area of minimally invasive surgery. The accompanying financial statements have been prepared from the separate records of CooperSurgical and may not be indicative of conditions which would have existed or the results of its operations if CooperSurgical operated autonomously (see Note 4). Foreign exchange translation and transactions are immaterial.

DEPENDENCE UPON PARENT

     CooperSurgical has incurred substantial losses and has not generated positive cash flows from operations. The Company is, therefore, dependent upon its Parent for financing to meet its cash obligations. The Company's Parent issued its October 31, 1993 consolidated financial statements on or about January 24, 1994. The independent accountants' report thereon included the following explanatory paragraph:

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the past three fiscal years, the Company has suffered significant losses and negative cash flows. In addition, as discussed in Note 18 to the financial statements the Company is exposed to contingent liabilities related to a criminal conviction and a Securities and Exchange Commission action. Such losses, negative cash flows, and contingent liabilities raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.

     The Company is unable to predict the effect, if any, of this uncertainty on its financial condition or results of operations. These factors raise substantial doubt about CooperSurgical's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if CooperSurgical or its Parent is unable to continue as a going concern.

REVENUE RECOGNITION

     CooperSurgical recognizes product revenue when risk of ownership has transferred to the buyer, net of appropriate provisions for sales returns and bad debts.

PROVISION FOR INCOME TAXES

     CooperSurgical is included in the consolidated federal income tax return of the Parent pursuant to a tax-sharing agreement. CooperSurgical state and franchise taxes are de minimis.

     In February 1992, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes.' The Parent and CooperSurgical are required to adopt this method of accounting for income taxes no later than the fiscal year ending October 31, 1994. The Parent anticipates that the adoption of the statement will not have a material impact on CooperSurgical's balance sheet.

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

INVENTORIES

     Inventories are carried at the lower of cost, determined on an average cost basis, or market.

FURNITURE AND EQUIPMENT

     Furniture and equipment are carried at cost. Depreciation is computed on the straight line method over the estimated useful lives of depreciable assets.

AMORTIZATION OF INTANGIBLES

     Amortization is currently provided on all intangible assets on a straight line basis over periods up to 20 years. Accumulated amortization at October 31, 1993 and 1992 was $831,000 and $541,000, respectively.

NOTE 2. ACQUISITIONS

     In December 1990 and January 1991, CooperSurgical acquired Euro-Med Endoscope and Euro-Med, Inc. for cash and notes in the amount of $3,250,000. The acquisitions were recorded using the purchase method of accounting. The two companies offer a line of surgical instruments and diagnostic hysteroscopy equipment for use in gynecologic and minimally invasive surgical procedures. Goodwill for these two businesses was $2,082,000 and is being amortized over 20 years.

     On a pro forma basis, if Euro-Med, Inc. results had been included in CooperSurgical's results beginning November 1, 1990, the pro forma net sales would have been approximately $8,460,000 and loss before provision of income taxes would have been approximately $3,406,000.

     In a separate transaction, CooperSurgical purchased distribution rights associated with the aforementioned surgical instruments and diagnostic hysteroscopy equipment from the previous owners of Euro-Med Endoscope and Euro-Med, Inc. for $256,000.

NOTE 3. ACCOUNTS PAYABLE

     CooperSurgical utilized a cash concentration account with the Parent whereby approximately $131,000 and $293,000 of checks issued and outstanding at October 31, 1993 and 1992, respectively, in excess of related bank cash balances were reclassified to accounts payable. Sufficient funds were available from the Parent to cover these checks.

NOTE 4. RELATED PARTY TRANSACTIONS

     Included in CooperSurgical's selling, general and administrative expense are Parent allocations for technical service fees of $1,312,000, $341,000 and $279,000 for the three years ended October 31, 1993, 1992 and 1991 respectively. 1993 technical service fees include $134,000 relating to redetermination of appropriate amount for the year ended October 31, 1992. These costs are charges from the Parent for accounting, legal, tax and other services provided to CooperSurgical.

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Amounts due to the parent at October 31, 1993 and 1992 were composed of the following:

                                                                                         OCTOBER 31,
                                                                                 ----------------------------
                                                                                1993                      1992
                                                                       ----------------------    ----------------------
                                                                                    (DOLLARS IN THOUSANDS)
Advances with interest at 10% per annum.............................          $  6,000                  $  6,000
Advances with interest at 15% per annum.............................            12,552                     5,401
Interest due on Parent advances.....................................             3,702                     1,462
Other...............................................................                71                       300
                                                                            ----------                ----------
                                                                              $ 22,325                  $ 13,163
                                                                            ----------                ----------
                                                                            ----------                ----------

NOTE 5. LONG TERM DEBT

     Long term debt consists of the following:

                                                                                 OCTOBER 31,
                                                                                 ------------
                                                                                 1993    1992
                                                                                 ----    ----
                                                                                 (DOLLARS IN
                                                                                  THOUSANDS)
Note payable; interest at 9%..................................................   $123    $527
Less current portion..........................................................    (17)   (400)
                                                                                 ----    ----
                                                                                 $106    $127
                                                                                 ----    ----
                                                                                 ----    ----

     Annual  maturities  of  long-term  debt,  including  current   installments
thereof, are as follows:

YEAR ENDING OCTOBER 31,                         (000'S)
- -----------------------   ---------------------------------------------------
          1994            ...................................................     $17
          1995            ...................................................      16
          1996            ...................................................      17
          1997            ...................................................      73

NOTE 6. COMMITMENTS AND CONTINGENCIES

     In the normal course of its business, CooperSurgical is involved in various litigation cases. In the opinion of management, the disposition of such litigation will not have a materially adverse effect on CooperSurgical's financial condition.

     CooperSurgical leases certain property and equipment under operating lease agreements. The following is a schedule of the estimated minimum payment due under such leases with an initial term of more than one year as of October 31, 1993:

YEAR ENDED OCTOBER 31,                         (000'S)
- ----------------------   ----------------------------------------------------
         1994            ....................................................    $ 270
         1995            ....................................................      255
         1996            ....................................................      255
         1997            ....................................................      265
         1998            ....................................................      265
         1999 and thereafter.................................................      835

     Rental expense for all leases amounted to approximately $340,000 and $322,000 for the years ended October 31, 1993 and 1992, respectively.

NOTE 7. EMPLOYEE BENEFITS

     CooperSurgical employees are eligible to participate in the Parent's 401(k) Savings Plan, a defined contribution plan and the Parent's Retirement Income Plan, a defined benefit plan. As of October 31,

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

1993, CooperSurgical has not elected to participate in the Parent's Retirement Income Plan. Costs and expenses of administration of the Parent's 401(k) Savings Plan are allocated to CooperSurgical as appropriate. These costs were not significant for the years ended October 31, 1993, 1992 and 1991.

NOTE 8. SERIES A CONVERTIBLE PREFERRED STOCK

     The Series A Convertible Preferred Stock is convertible into Common Stock on a one-to-one basis, subject to adjustment for stock splits, dividends and certain other distributions of Common Stock and has voting rights equal to the number of shares of Common Stock into which it is convertible. The Preferred Stock has a liquidation preference of $1.940625 per share and accrues cumulative dividends of $0.1940625 per share per annum. The aggregate liquidation preference of the Preferred Stock at October 31, 1993 is $1,242,000, plus cumulative dividends of $248,000. The Preferred Stock participates ratably with the Common Stock in any additional dividends declared beyond the cumulative dividends and in any remaining assets beyond the liquidation preference. The Series A Convertible Preferred Stock represents 96.5% of the total voting rights of all outstanding CooperSurgical stock.

NOTE 9. INCOME TAXES

     As of October 31, 1993, CooperSurgical, Inc. had federal tax net operating loss carryforwards of $12,611,000 expiring as follows: 2006 -- $3,260,000, 2007 -- $3,083,000, and 2008 -- $6,268,000.

     The tax benefits attributable to the net operating loss carryforwards have not been recognized in the statements of operations for each of the years in the three year period ended October 31, 1993 due to the uncertainty of future taxable income.

NOTE 10. SUBSEQUENT EVENT

     Pursuant to a pledge agreement dated as of January 6, 1994, between the Parent and the trustee for the holders of a new class of debt issued by the Parent (the 'Notes'), the Parent has pledged a first priority security interest in all of its right, title and interest in stock of CooperSurgical, all additional shares of stock of, or other equity interests in, CooperSurgical from time to time acquired by the Parent, all intercompany indebtedness of CooperSurgical from time to time held by the Parent and, except as set forth in the indenture governing the Notes, the proceeds received from the sale or disposition of any or all of the foregoing. A full description of the pledge agreement and terms of the indenture governing the Notes is included in the Parent's Amended and Restated Offer to Exchange and Consent Solicitation filed with The Securities and Exchange Commission on December 15, 1993.

     On January 24, 1994, the Company's Parent converted $19,012,000 of outstanding Parent advances into 9,796,660 shares of the Company's Series A preferred stock and converted the remaining $3,313,000 balance of CooperSurgical's liability to its Parent into a promissory note due January 24, 1996. As a result of this transaction, advances due to Parent have been classified as long-term.

                                                                     SCHEDULE IV

                              COOPERSURGICAL, INC.
             INDEBTEDNESS OF AND TO RELATED PARTIES -- NOT CURRENT
                       THREE YEARS ENDED OCTOBER 31, 1993

                                                           INDEBTEDNESS OF                            INDEBTEDNESS TO
  YEARS                                     ---------------------------------------------   -----------------------------------
  ENDED                                     BALANCE AT                            BALANCE   BALANCE AT
 OCTOBER                                    BEGINNING                             AT END    BEGINNING
   31,              NAME OF PARTY            OF YEAR     ADDITIONS   DEDUCTIONS   OF YEAR    OF YEAR     ADDITIONS   DEDUCTIONS
- ---------  -------------------------------  ----------   ---------   ----------   -------   ----------   ---------   ----------
                                                                          (DOLLARS IN THOUSANDS)
  1993     The Cooper Companies...........     $  0         $ 0         $  0        $ 0      $ 13,163     $ 9,162       $  0
                                                ---         ---          ---      -------   ----------   ---------       ---
                                                ---         ---          ---      -------   ----------   ---------       ---
  1992     The Cooper Companies...........     $  0         $ 0         $  0        $ 0      $  7,693     $ 5,470       $  0
                                                ---         ---          ---      -------   ----------   ---------       ---
                                                ---         ---          ---      -------   ----------   ---------       ---
  1991     The Cooper Companies...........     $  0         $ 0         $  0        $ 0      $    849     $ 6,844       $  0
                                                ---         ---          ---      -------   ----------   ---------       ---
                                                ---         ---          ---      -------   ----------   ---------       ---


  YEARS
  ENDED    BALANCE
 OCTOBER   AT END
   31,     OF YEAR
- ---------  -------

  1993     $22,325
           -------
           -------
  1992     $13,163
           -------
           -------
  1991     $ 7,693
           -------
           -------

                                                                   SCHEDULE VIII

                              COOPERSURGICAL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31, 1993

                                                                             ADDITIONS
                                                                      ------------------------
                                                        BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE
                                                        BEGINNING     COSTS AND       OTHER                     END OF
                   CLASSIFICATION                        OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS     YEAR
- -----------------------------------------------------   ----------    ----------    ----------    ----------    -------
                                                                            (DOLLARS IN THOUSANDS)
Allowance for doubtful accounts:
     Year ended October 31, 1993.....................     $  281         $ 19          $  0          $  6       $  294
                                                        ----------    ----------        ---           ---       -------
     Year ended October 31, 1992.....................     $  272         $ 12          $  0          $  3       $  281
                                                        ----------    ----------        ---           ---       -------
     Year ended October 31, 1991.....................     $  221         $ 51          $  0          $  0       $  272
                                                        ----------    ----------        ---           ---       -------
                                                        ----------    ----------        ---           ---       -------

                                                                      SCHEDULE X

                              COOPERSURGICAL, INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                       THREE YEARS ENDED OCTOBER 31, 1993

                                                                                           CHARGED TO COSTS AND
                                                                                                 EXPENSES
                                                                                        --------------------------
                                        ITEM                                             1993      1992      1991
- -------------------------------------------------------------------------------------   ------    ------    ------
                                                                                          (DOLLARS IN THOUSANDS)
Maintenance and repairs..............................................................   $ *       $ *       $ *
Depreciation and amortization of intangible assets...................................      290       308       233
Taxes, other than payroll income taxes...............................................     *         *         *
Royalties............................................................................     *         *         *
Advertising costs....................................................................   $1,959    $2,167    $1,463

- ------------

* Royalties, maintenance and repairs, and taxes other than payroll are omitted as each item does not exceed 1% of net operating revenue as reported in the statement of operations.

          3. Exhibits.

EXHIBIT
NUMBER
- -------
  3.1  --      Restated  Certificate of  Incorporation, as  amended, incorporated  by reference  to Exhibit  4(a) to the
               Company's Registration Statement on Form S-3 (No. 33-17330) and Exhibits 19(a) and 19(c) to the Company's
               Quarterly Report on Form 10-Q for the Fiscal Quarter ended April 30, 1988.
  3.2  --      Amended and Restated By-Laws, incorporated  by reference to Exhibit 3.2  to the Company's Report on  Form
               8-A dated January 18, 1994.
  4.1  --      Indenture,  dated as  of March  1, 1985,  between the  Company and  Security Pacific  National Bank, with respect to the 8 5/8% Convertible Subordinated  Debentures due 2005 incorporated by reference to  Exhibit
               28(a) to the Company's Registration Statement on Form S-3 (No. 33-11298).
  4.2  --      First  Supplemental Indenture, dated as of June 29,  1989, between the Company and Bankers Trust Company, as successor trustee, with  respect to the  10 5/8% Convertible Subordinated  Reset Debentures due  2005,
               incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 13, 1989.
  4.3  --      Second  Supplemental  Indenture, dated  as of  January 6,  1994,  between the  Company and  Bankers Trust
               Company, as successor trustee, with respect to the 10 5/8% Convertible Subordinated Reset Debentures  due
               2005,  incorporated by reference  to Exhibit 4.3  to the Company's  Report on Form  8-A dated January 18,
               1994.
  4.4  --      Indenture, dated as of January  6, 1994, between the  Company and IBJ Schroder  Bank & Trust Company,  as
               trustee, with respect to the 10% Senior Subordinated Secured Notes due 2003, incorporated by reference to
               Exhibit 4.8 to the Company's Report on Form 8-A dated January 18, 1994.
  4.5  --      Pledge Agreement, dated January 6, 1994, by the Company in favor of IBJ Schroder Bank & Trust Company, as
               Trustee,  incorporated by reference to Exhibit 4.9 to the  Company's Report on Form 8-A dated January 18,
               1994.
  4.6  --      Rights Agreement, dated  as of  October 29,  1987, between the  Company and  The First  National Bank  of
               Boston,  incorporated by  reference to  Exhibit 4.1  to the  Company's Current  Report on  Form 8-K dated
               October 29, 1987.
  4.7  --      Amendment No. 1  to Rights  Agreement, dated  as of  June 14,  1993, between  the Company  and The  First
               National  Bank of Boston, incorporated by reference to  Exhibit 10.4 to the Company's Quarterly Report on
               Form 10-Q for the Fiscal Quarter ended April 30, 1993.
  4.8  --      Warrant Agreement, dated as of August 15, 1988, between the Company and certain holders of its promissory notes, incorporated by reference to Exhibit 28.5 to the Company's Current Report on Form 8-K dated August
               26, 1988.
  4.9  --      Certificate  of  Designations,  Preferences,  and   Relative  Rights,  Qualifications,  Limitations   and
               Restrictions  of the Series B Preferred Stock and Series C Preferred Stock of The Cooper Companies, Inc.,
               incorporated by reference to  Exhibit 10.2 to the  Quarterly Report on Form  10-Q for the Fiscal  Quarter
               ended April 30, 1993.
  4.10 --      Certificate  of Designation, Preferences and  Rights of Series A  Junior Participating Preferred Stock of
               The Cooper Companies, Inc., incorporated by reference to  Exhibit 4.10 of the Company's Annual Report  on
               Form 10-K for the fiscal year ended October 31, 1989.
 10.1  --      1988  Long Term Incentive Plan, incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1988.
 10.2  --      Amendment No. 1  to 1988  Long Term  Incentive Plan,  incorporated by  reference to  the Company's  Proxy
               Statement dated June 15, 1990.
 10.3  --      Amendment  No. 2 to the 1988  Long Term Incentive Plan, incorporated  by reference to the Company's Proxy
               Statement dated February 27, 1991.
 10.4  --      1990 Restricted Stock  Plan for Non-Employee  Directors of  The Cooper Companies,  Inc., incorporated  by reference to the Company's Proxy Statement dated June 15, 1990.
 10.5  --      Employment  Agreement entered  into the  28th day  of August, 1991,  but effective  as of  March 9, 1990, between the Company  and Gary  A. Singer, incorporated  by reference  to Exhibit 10.16  to the  Company's
               Annual Report on Form 10-K for the Fiscal Year ended October 31, 1992.
 10.6  --      Letter  Agreement, dated as  of July 27,  1992, between Gary  A. Singer and  the Company, incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended  July
               31, 1992.

EXHIBIT
NUMBER
- -------
 10.7  --      Employment  Agreement entered  into the  28th day  of August, 1991,  but effective  as of  March 9, 1990, between the Company and  Steven G. Singer, incorporated  by reference to Exhibit  10.18 to the  Company's
               Annual Report on Form 10-K for the Fiscal Year ended October 31, 1992.
 10.8  --      Letter Agreement dated June 2, 1993, between Steven G. Singer and the Company.
 10.9  --      Settlement  Agreement, dated as of October 21, 1988,  between the Company and Cooper Development Company, incorporated by reference to  Exhibit 10.51 to the  Company's Annual Report on  Form 10-K for the  fiscal year ended October 31, 1988.
 10.10 --      Settlement  Agreement, dated as of October 21, 1988,  between the Company and Cooper Life Sciences, Inc., incorporated by reference to  Exhibit 10.52 to the  Company's Annual Report on  Form 10-K for the  fiscal year ended October 31, 1988.
 10.11 --      Settlement  Agreement, dated as of November 27, 1989,  between the Company and Cooper Development Company
               (including Exhibits), incorporated by reference to Exhibit 1 to the Company's Current Report on Form  8-K
               dated December 7, 1989.
 10.12 --      Settlement  Agreement, dated as of November 27, 1989,  between the Company and Cooper Life Sciences, Inc.
               (including Exhibits), incorporated by reference to Exhibit 2 to the Company's Current Report on Form  8-K
               dated December 7, 1989.
 10.13 --      Exchange  Agreement, dated  June 12,  1992 by  and between  the Company  and Cooper  Life Sciences, Inc., incorporated by reference to  Exhibit 28(d) to the  Company's Current Report on  Form 8-K dated June  12,
               1992.
 10.14 --      Settlement  Agreement, dated June  12, 1992, by and  between the Company and  Cooper Life Sciences, Inc., incorporated by reference to  Exhibit 28(e) to the  Company's Current Report on  Form 8-K dated June  12,
               1992.
 10.15 --      Registration  Rights Agreement, dated June 12, 1992, by and between the Company and Cooper Life Sciences,
               Inc., incorporated by reference to Exhibit 28(f) to  the Company's Current Report on Form 8-K dated  June
               12, 1992.
 10.16 --      Registration  Rights Agreement, dated June 12, 1992, by and between the Company and Cooper Life Sciences,
               Inc., incorporated by reference to Exhibit 28(g) to  the Company's Current Report on Form 8-K dated  June
               12, 1992.
 10.17 --      Exchange Agreement, dated June 14, 1993, between the Company and Cooper Life Sciences, Inc., incorporated by  reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended
               April 30, 1993.
 10.18 --      Registration Rights Agreement, dated June 14, 1993,  between the Company and Cooper Life Sciences,  Inc., incorporated  by reference to Exhibit 10.3 to the Company's  Quarterly Report on Form 10-Q for the Fiscal
               Quarter ended April 30, 1993.
 10.19 --      Settlement Agreement,  dated  June  14,  1993,  between the  Company  and  Cooper  Life  Sciences,  Inc., incorporated  by reference to Exhibit 10.5 to the Company's  Quarterly Report on Form 10-Q for the Fiscal
               Quarter ended April 30, 1993.
 10.20 --      Omnibus Agreement,  dated  as of  November  23,  1988, between  the  Company and  Alcon  Surgical,  Inc., incorporated  by reference to Exhibit  10.50 to the Company's  Annual Report on Form  10-K for the fiscal year ended October 31, 1988.
 10.21 --      Escrow Agreement dated as of November 1988, among  the Company, Alcon Surgical, Inc. and Morgan  Guaranty
               Trust  Company of New York, incorporated by reference to  Exhibit 10.43 to the Company's Annual Report on
               Form 10-K for the fiscal year ended October 31, 1989.
 10.22 --      Stock Purchase Agreement, dated  as of April  6, 1992, by and  among PSG and  Nu-Med and PsychGroup  (the
               'Agreement'),  and for  the limited  purposes set  forth therein,  Malvern, Northwestern,  South Central,
               Alliance, HGA and PSG Management are parties to the Agreement, incorporated by reference to Exhibit 10(a)
               to the Company's Current Report on Form 8-K dated May 29, 1992.
 10.23 --      Management Services Agreement, dated as of May 29,  1992, by and among PSG Management and South  Central,
               Malvern  and Northwestern  (the 'Management  Agreement'), together with  the Guarantee  of PsychGroup and
               Nu-Med attached thereto, incorporated by reference to Exhibit  10(b) on Form 8-K dated May 29, 1992.  The
               Schedules to the Management Agreement are not included and will be furnished upon request.
 10.24 --      Indemnification  Agreement, dated as of  April 6, 1992, by  and among PSG and  Nu-Med and PsychGroup (the
               'Indemnification Agreement'), and for the limited purposes set forth therein HGA and certain wholly owned subsidiaries of PsychGroup  are parties to  the Indemnification Agreement,  incorporated by reference  to
               Exhibit 10(c) to the Company's Current Report on Form 8-K dated May 29, 1992.

EXHIBIT
NUMBER
- -------
 10.25 --      Letter  Agreement,  dated  May  29, 1992,  by  and  among  PSG and  Nu-Med  and  PsychGroup  (the 'Letter
               Agreement'), and for  the limit  purposes set  forth therein,  Malvern, Northwestern,  South Central  and
               Alliance are parties to the Letter Agreement, incorporated by reference to Exhibit 10(d) to the Company's
               Current Report on Form 10-K dated May 29, 1992.
 10.26 --      Letter  Agreement, dated April 6, 1992, among PSG,  Romulus Holdings, Inc. and Karen Singer, incorporated by reference to Exhibit 10(f) to the Company's Current Report on Form 10-K dated May 29, 1992.
 10.27 --      Agreement dated as  of September 28,  1993, among Medical  Engineering Corporation, Bristol-Myers  Squibb
               Company  and the Company,  incorporated by reference to  Exhibit 10.1 to the  Company's Current Report on
               Form 8-K dated October 1, 1993.
 11.1  --      Calculation of Net Income per Common Share.
 21.1  --      Subsidiaries.
 23.1  --      Consent of KPMG Peat Marwick.

     (b) Reports on Form 8-K.

                     DATE OF REPORT                                            ITEM REPORTED
- --------------------------------------------------------  --------------------------------------------------------
October 1, 1993.........................................  Item 5.  Other Events
                                                          Item 7.  Financial Statements and Exhibits
October 8, 1993.........................................  Item 5.  Other Events
                                                          Item 7.  Financial Statements and Exhibits
January 7, 1994.........................................  Item 5.  Other Events
January 14, 1994........................................  Item 5.  Other Events

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 1994.

                                          THE COOPER COMPANIES, INC.

                                          By:       /s/ ALLAN E. RUBENSTEIN
                                                             ...
                                                    ALLAN E. RUBENSTEIN
                                              ACTING CHAIRMAN OF THE BOARD OF
                                                          DIRECTORS

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 26, 1994.

                SIGNATURE                                     CAPACITY                             DATE
- ------------------------------------------  ---------------------------------------------   ------------------
         /s/ ALLAN E. RUBENSTEIN            Acting Chairman of the Board and Director        January 26, 1994
 .........................................
           ALLAN E. RUBENSTEIN
           /s/ ROBERT S. WEISS              Senior Vice-President, Treasurer, Chief          January 26, 1994
 .........................................    Financial Officer and Director
             ROBERT S. WEISS
         /s/ STEPHEN C. WHITEFORD           Vice President and Corporate Controller          January 26, 1994
 .........................................
           STEPHEN C. WHITEFORD
          /s/ JOSEPH C. FEGHALI             Director                                         January 26, 1994
 .........................................
            JOSEPH C. FEGHALI
            /s/ MARK A. FILLER              Director                                         January 26, 1994
 .........................................
              MARK A. FILLER
         /s/ MICHAEL H. KALKSTEIN           Director                                         January 26, 1994
 .........................................
           MICHAEL H. KALKSTEIN
             /s/ DONALD PRESS               Director                                         January 26, 1994
 .........................................
               DONALD PRESS
           /s/ STEVEN ROSENBERG             Director                                         January 26, 1994
 .........................................
             STEVEN ROSENBERG
             /s/ MEL SCHNELL                Director                                         January 26, 1994
 .........................................
               MEL SCHNELL

                         STATEMENT OF DIFFERENCES


The registered trademark symbol shall be expressed as...............   'r'
The trademark symbol shall be expressed as..........................  'tm'
The British Pound Sterling Symbol shall be expressed as.............   'L'