Form 10-K/A
period 1993-10-31
COOPER COMPANIES INC
filed 1994-02-01
CIK 711404

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

- ----------------------------------------------------------
                                  FORM 10-K-A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

________________________________________________________________________________

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended October 31, 1993, as set forth below:

     Item  9 -- Changes in and Disagreements With Accountants on Accounting  and
                Financial Disclosure.

     Item 10 -- Directors and Executive Officers of the Registrant.

     Item 11 -- Executive Compensation.

     Item 12 -- Securities   Ownership   of   Certain   Beneficial   Owners  and
                Management.

     Item 13 -- Certain Relationships and Related Transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During fiscal years 1993 and 1992, TCC neither changed its accountants nor reported a disagreement on Form 8-K on any matter of accounting principles or practices of financial statement disclosure.

                                    PART III

     The information required by Part III, Items 10, 11, 12 and 13, has been omitted from this Report pursuant to Instruction G(3) as it will be filed with the Securities and Exchange Commission by an amendment to this Report on Form 10-K-A.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE COOPER COMPANIES, INC.
                                          BY:       /S/ ROBERT S. HOLCOMBE
                                             ...................................
                                                     ROBERT S. HOLCOMBE
                                                   SENIOR VICE PRESIDENT
                                                    AND GENERAL COUNSEL

Dated: February 1, 1994