Form 10-K/A
period 1993-10-31
COOPER COMPANIES INC
filed 1994-02-28
CIK 711404

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

________________________________________________________________________________

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended October 31, 1993, as set forth in the pages attached hereto:

     Item 10 - Directors and Executive Officers of the Registrant
     Item 11 - Executive Compensation
     Item 12 - Security Ownership of Certain Beneficial Owners
                and Management
     Item 13 - Certain Relationships and Related Transactions

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Individuals identified in the chart below constitute the current directors and executive officers of The Cooper Companies, Inc. (the "Company")1

                                DIRECTOR
        NAME            AGE       SINCE                OFFICE
       ------           ---     ---------              -------
Allan E. Rubenstein     49      1992        Acting Chairman of the
                                           Board of Directors
Robert S. Weiss         47      1992        Senior Vice President,
                                             Treasurer, Chief
                                           Financial Officer and
                                            Director
Joseph C. Feghali       69      1990        Director
Mark A. Filler          33      1992        Director
Michael H. Kalkstein    51      1992        Director
Donald Press            60      1993        Director
Steven Rosenberg        45      1993        Director
Mel Schnell             48      1993        Director
A. Thomas Bender        55      N/A         Senior Vice President,
                                            Operations
Gregory A. Fryling      39      N/A         Vice President,
                                             Business Development
Marvin J. Garrett       43      N/A         Vice President,
                                           Regulatory Affairs
Robert S. Holcombe      51      N/A         Senior Vice President
                                           and General Counsel
Marisa F. Jacobs        36      N/A         Secretary and Associate
                                           General Counsel
Audrey A. Murray        50      N/A         Vice President of Risk
                                             Management and
                                             Employee Benefits
Steven G. Singer        32      N/A         Executive Vice
                                             President and Chief
                                             Operating Officer
Stephen C. Whiteford    53      N/A         Vice President and
                                             Corporate Controller

- ----------------------

1  Nicholas J. Pichotta (49), President and Chief Executive
Officer of the Company's subsidiary, CooperSurgical, Inc., and Mark R. Russell (44), President and Chief Executive
Officer of the Company's subsidiary, Hospital Group of America, Inc., are significant employees, as such term is used in Item 401(c) of Regulation S-K.

   Messrs. Press, Rosenberg and Schnell were elected to the Board of Directors pursuant to the terms of a Settlement Agreement dated June 14, 1993, between the Company and Cooper Life Sciences, Inc. For a detailed description of that agreement, see Item 13. "Certain Relationships and Related Transactions - Agreements and Transactions with CLS."

    Prior to the 1989 Annual Meeting of Stockholders, a committee calling itself The Cooper Companies Stockholders' Committee announced its intention to solicit proxies in connection with that meeting. Two lawsuits, entitled The Cooper Companies, Inc. and Bruce D. Sturman v. Moses Marx, et al. and Carol R. Kaufman, Moses Marx and Mel Schnell v. The Cooper Companies, Inc., Gary A. Singer, Arthur C. Bass, Brad C. Singer, Steven G. Singer, Bruce
D. Sturman, Warren J. Keegan and Ralph H. Thurman, were filed at that time. On August 2, 1989, an order was entered by the United States District Court for the Southern District of New York (i) preliminarily enjoining the holding of the Annual Meeting of Stockholders at its originally scheduled date and (ii) preliminarily enjoining all of the parties from future violations of the Securities Exchange Act of 1934 in connection with the solicitation of proxies for the rescheduled annual meeting.
These lawsuits were subsequently dismissed pursuant to agreements of the parties.

    Allan E. Rubenstein has served as Acting Chairman of the Board since April 1993. He is President of MTC Imaging Services, Inc. (a medical imaging company, founded by him in 1981, providing MRI and CAT scan equipment to hospitals and clinics). Dr. Rubenstein is certified by the American Board of Psychiatry and Neurology and by the American Society for Neuroimaging. He has been on the faculty of the Department of Neurology at Mt. Sinai School of Medicine in New York City since 1976, and currently is Associate Professor and Director of the Mt. Sinai Neurofibromatosis Research and Treatment Center. Dr. Rubenstein has authored two books on neurofibromatosis and is Medical Director for the National Neurofibromatosis Foundation.

    Robert S. Weiss has been the Treasurer and Chief Financial Officer of the Company since 1989. Since October 1992, he has also served as a Senior Vice President; from March 1984 to October 1992 he served as a Vice President, and from 1984 through July 1990 he served as Corporate Controller. He served as Corporate Controller of Cooper Laboratories, Inc. (the Company's former parent) from 1980 until March 1984 and as Vice President from March 1983 until March 1984.

    Joseph C. Feghali has been the Chairman of the Board of International Consulting and Investment Technologies, Inc. (a consulting group) since December 1989. From 1987 through 1989 he served as Chairman of the Board of Caesar Consulting Services, Inc. (a consulting group). From 1978 through 1987, he served as

President and Chief Executive Officer of Security Pacific
International Bank.

    Mark A. Filler has been Chief Operating Officer of UreSil, L.P. (a manufacturer of disposable medical devices) since 1991. From 1989 to 1991, he was a member of the mergers and acquisition department of The Equity Group (a holding company for companies affiliated with Sam Zell). Prior to that, he was an associate at the law firm of Kirkland & Ellis.

    Michael H. Kalkstein has been a partner in the law firm of Berliner [bullet] Cohen since 1983. He has been on the Board of Trustees of Opera San Jose since 1984 and has been serving as its President since 1992. Mr. Kalkstein was a member of the Mayor's Task Force on Arts 2020 in San Jose, California and a member of the Governor of California's Special Task Force to implement the Agricultural Labor Relations Act.

    Donald Press has served as the Executive Vice President of Broadway Management Co., Inc. (an owner and manager of commercial office buildings) since 1981. Mr. Press, an attorney, is also a principal in Donald Press, P.C. (a law firm) located in New York City. Mr. Press is also the director of Components Specialties, Inc. (a wholesaler of speakers and electronic equipment).

    Steven Rosenberg has been the Vice President and Chief Financial Officer of Cooper Life Sciences, Inc. ("CLS") (a mortgage banker and also a distributor of gift and collectible items) since 1990. From September 1987 through April 1990, Mr. Rosenberg served as President and Chief Executive Officer of Scomel Industries Inc. (an international marketing and consulting group).

    Mel Schnell is a Senior Partner in Mel Schnell & Co. and Chairman of the Board of Melroc Corporation (futures, options and commodities trading companies), positions he has held for more than 20 years; he has served as Vice-Chairman of the New York Commodities Exchange since March 1988 and as the President and Director of CLS since 1989. Mr. Schnell is also a director of Andover Togs, Inc. (a manufacturer and importer of children's apparel).

    A. Thomas Bender has served as Senior Vice President, Operations since October 1992 and as President of CooperVision, Inc., the Company's contact lens subsidiary, since June 1991. Between 1966 and June 1991, Mr. Bender held a variety of positions at Allergan, Inc. (a manufacturer of eye and skin care products), including Corporate Senior Vice President, and President and Chief Operating Officer of Allergan's Herbert Laboratories, Dermatology Division.

    Gregory A. Fryling has served as Vice President, Business Development since January 1993. He has been an officer of various subsidiaries including Vice President and Controller of The Cooper Healthcare Group from January 1990 through December 1992 and Vice President and Controller of CooperVision, Inc. from October 1988 through December 1989. He also served as Vice President and Controller of CLS (then, a manufacturer of surgical laser and ultrasonic devices) from September 1986 to September 1988.

    Marvin J. Garrett has served as Vice President, Regulatory Affairs since February 1992. He has served as President and Chief Executive Officer of CooperVision Pharmaceuticals, Inc., a subsidiary of the Company, since April 1992 and he served as Vice President and General Manager of that subsidiary from November 1990 until April 1992. From September 1986 to November 1990, he served as Vice President of Iolab, a division of Johnson & Johnson.

    Robert S. Holcombe has served as Senior Vice President since October 1992 and as General Counsel since December 1989. He served as Vice President from December 1989 until October 1992. From October 1988 through June 1989 he served as Assistant General Counsel, and from June 1987 through September 1988, as General Attorney of Emhart Corporation (a manufacturer of consumer and industrial products and provider of computer based services). From September 1979 until May 1987, he served as Vice President and General Counsel of Planning Research Corporation (a professional services firm).

    Marisa F. Jacobs has served as Secretary since April 1992 and as Associate General Counsel since November 1989. From July 1987 until October 1989, she served as Vice President of Prism Associates, Inc. (a business consulting firm co-founded by her). From September 1981 to October 1987, she was an associate with the law firm of Reavis & McGrath (now Fulbright & Jaworski).

    Audrey A. Murray has served as Vice President of Risk Management and Employee Benefits since November 1993. She served as Director of Risk Management from July 1988 until November 1993. From November 1985 until July 1988, she held the positions of Senior Risk Analyst and then Associate Director of Risk Management. From October 1984 until November 1985, she served as Employee Benefits Manager at GTE Sprint (a long distance telephone company). From June 1977 until October 1984, she served as Risk Manager at The O'Brien Corporation (a manufacturer of paints and technical coatings).

    Nicholas J. Pichotta has served as President and Chief Executive Officer of CooperSurgical, Inc. since September 1992. He served as Vice President of the Company from December 1992 to May 1993 and as Vice President, Corporate Development-Healthcare from December 1991 to December 1992 and as President of CooperVision, Inc. from November 1990 to June 1991. He has served in a number of other positions since joining the Company in January 1989. From May to October 1988 he was Managing Director of Heraeus LaserSonics and from December 1986 to May 1988 he served as President of the Surgical Laser Division of CLS.

    Mark R. Russell has served as the President and Chief Executive Officer of Hospital Group of America, Inc. since June 1993 and served as Executive Vice President and Chief Operating Officer from January 1987 (through the time of its acquisition by the Company in May 1992) until June 1993. From May 1986 to January 1987 he served as Senior Vice President and Chief Operating Officer of Nu-Med Psychiatric and from February 1981 to May 1986, he served as Senior Vice President and Chief Operating Officer of the Kennedy Health Care Foundation (the parent organization for a diversified healthcare services company).

    Steven G. Singer has served as Chief Operating Officer of the Company since February 1992, and as Executive Vice President since December 1989. He served as Acting Chief Operating Officer from November 1991 until February 1992, and as Secretary of the Company from August 1989 to April 1992. From July 1988 until November 1989, he served first as Deputy General Counsel and then as Acting General Counsel. From December 1986 through July 1988, he served as General Counsel of Mars Associates, Inc. (a general construction business) and from September 1985 until October 1986 he was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison.

    Stephen C. Whiteford has served as Vice President and
Corporate Controller since July 1992.  He served as Assistant
Corporate Controller from March 1988 to July 1992, as
International Controller from August 1986 to February 1988 and as
Vice President and Controller of CooperVision Ophthalmic Products from June 1985 to August 1986.

    Joseph C. Feghali is Steven G. Singer's father-in-law.
Messrs. Schnell and Rosenberg are brothers-in-law. There are no other family relationships (whether by blood, marriage or adoption) among the Company's current directors or executive officers.

    SECTION 16(a) COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Securities Act"), requires the Company's officers, directors and persons owning more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership of all equity and derivative securities of the Company with the Securities and Exchange Commission (the "SEC"), The New York Stock Exchange, Inc. and the Pacific Stock Exchange Incorporated. The SEC regulations also require that a copy of all such Section 16(a) forms filed must be furnished to the Company by the officers, directors and greater than ten-percent shareholders.

    Based solely on a review of the copies of such forms and amendments thereto received by the Company, or written representations from the Company's officers and directors that no Forms 5 were required to be filed, the Company believes that during 1993 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent shareholders were met.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The table below shows compensation paid in or with respect to each of the last three fiscal years to each person who served as the Company's chief executive officer during fiscal 1993 and to the persons who were, as of October 31, 1993, the four most highly compensated executive officers of the Company.

                                                      ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                             ------------------------------------- --------------------------------------------
                                                                                       AWARDS
                                                                                    ------------
                                                                                     SECURITIES      PAYOUTS
                                                                    OTHER ANNUAL     UNDERLYING    ------------     ALL OTHER
    NAME AND PRINCIPAL POSITION       YEAR    SALARY      BONUS    COMPENSATION(6)  OPTIONS/SARS   LTIP PAYOUTS  COMPENSATION(6)
- ------------------------------------  ----   --------    --------  ---------------  ------------   ------------  ---------------
Arthur C. Bass(1)                     1993   $ 90,963     - 0 -       - 0 -           - 0 -          - 0 -          - 0 -
Acting Chairman of the Board          1992   $174,500     - 0 -       - 0 -           - 0 -          - 0 -          - 0 -

Allen E. Rubenstein(2)                1993   $ 63,625(4)  - 0 -       - 0 -           - 0 -          $  1,770       - 0 -
Acting Chairman of the Board

A. Thomas Bender(3)                   1993   $188,285    $128,034     - 0 -             3,220(8)     $  7,080       - 0 -
Senior Vice President,                1992   $185,450    $128,492     - 0 -            10,000        $ 12,625       - 0 -
Operations

Robert S. Holcombe                    1993   $227,500    $ 11,375     - 0 -            23,940(8)     $  3,717        $   651(9)
Senior Vice President and             1992   $211,174(5) $ 39,600     - 0 -           - 0 -          - 0 -           $   362
General Counsel                       1991   $180,000     - 0 -            N/A        - 0 -          $  5,215        N/A

Steven G. Singer                      1993   $302,500    $118,906     - 0 -           - 0 -          - 0 -           $ 1,791(9)
Executive Vice President,             1992   $324,674(5)  - 0 -        $98,459(7)     - 0 -          - 0 -           $ 1,782
and Chief Financial Officer           1991   $322,760(5)  - 0 -        N/A            - 0 -          $317,290        N/A

Robert S. Weiss                       1993   $236,391(5) $ 10,319     - 0 -           - 0 -          $ 10,620        $   447(9)
Senior Vice President,                1992   $210,000(5) $ 39,000     - 0 -           - 0 -          - 0 -           $   362
Treasurer and Chief Financial         1991   $195,000     - 0 -        N/A            - 0 -          - 0 -           N/A
Officer

(1) Mr. Bass assumed the position of Acting Chairman of the Board in May 1992 and served until April 1993 when he resigned for medical reasons.

(2) Dr. Rubenstein became a Director of the Company in July 1992 and assumed the position of Acting Chairman of the Board in April 1993.

(3) Mr. Bender became an executive officer of the Company in fiscal 1992.

(4) See "Executive Compensation - Compensation of Directors" for a description of compensation paid to non-employee directors.

(5) Includes directors' fees paid to: (i) Mr. Holcombe during a portion of fiscal 1992, (ii) Mr. Singer during all of fiscal
    1991 and a portion of fiscal 1992 and (iii) Mr. Weiss during a portion of fiscal 1992 and all of fiscal 1993.

(6) Information for years prior to fiscal 1992 is not required to be disclosed.

(7) Amount received upon exercise of phantom stock units awarded under the Company's 1988 Long Term Incentive Plan.

(8) Consists of an option to purchase common stock issued in exchange for a previously outstanding option. See the tables below entitled "Option Grants in Last Fiscal Year" and "Ten
    Year Option/SAR Repricing".

(9) Consists of a $200 contribution by the Company to a 401(k) account and premiums on life insurance policies.

           OPTION GRANTS IN FISCAL YEAR ENDED OCTOBER 31, 1993

                                                     % OF TOTAL
                                                      OPTIONS
                                                     GRANTED TO
                                                    EMPLOYEES IN    EXERCISE PRICE                          GRANT DATE
           NAME               OPTIONS GRANTED(1)    FISCAL YEAR       PER SHARE       EXPIRATION DATE    PRESENT VALUE(4)
- ---------------------------   ------------------    ------------    --------------    ---------------    ----------------
Arthur C. Bass                   - 0 -

A. Thomas Bender                       644(2)             .2%            $.56              6/24/99           $   3.40
                                       644(2)             .2%            $.56              6/24/99           $   3.40
                                       644(2)             .2%            $.56              6/24/99           $   3.40
                                       644(2)             .2%            $.56              6/24/99           $   3.40
                                       644(2)             .2%            $.56              6/24/99           $   3.40

Robert S. Holcombe                   9,576(3)            2.6%            $.56             12/11/99           $ 158.00
                                     3,591(3)            1.0%            $.56             12/11/99           $  59.25
                                     3,591(3)            1.0%            $.56             12/11/99           $  59.25
                                     3,591(3)            1.0%            $.56             12/11/99           $  59.25
                                     3,591(3)            1.0%            $.56             12/11/99           $  59.25


Allan E. Rubenstein                  - 0 -

Steven G. Singer                     - 0 -

Robert S. Weiss                      - 0 -

__________

(1) These options were issued in exchange for previously issued options. See "Executive Compensation - Ten Year Option
    Repricings".

(2) Twenty percent of the 3,220 share option became exercisable immediately, a percentage equal to the percentage of the original option that had already become exercisable. The remaining shares will become exercisable in 25% increments when the Average Price (as defined in the Option Agreement) of a share of the Company's common stock equals or exceeds $1.00, $1.50, $2.00 and $2.50, respectively, if Mr. Bender is still employed by the Company on those dates. Vesting could be accelerated upon the occurrence of certain events relating to a change in control of the Company.

(3) Forty percent of the 23,940 share option became exercisable immediately, a percentage equal to the percentage of the original option that had already become exercisable. The remaining shares will become exercisable in 25% increments when the Average Price (as defined in the Option Agreement) of a share of the Company's common stock equals or exceeds $1.00, $1.50, $2.00 and $2.50, respectively, if Mr. Holcombe is still employed by the Company on those dates. Vesting could be accelerated upon the occurrence of certain events relating to a change in control of the Company.

(4) Calculated using the Minimum Value Option Pricing model and assuming a rate of 7% on U.S. Treasury Bonds. Minimum Option Value per share equals the fair market value of the Company's common stock on the date of grant (May 7, 1993 - See the chart below entitled "Ten-Year Option Repricings") less the quotient of the option exercise price divided by the sum of one plus the Treasury Bond interest rate raised to the power equal to the number of years constituting the option term. The actual value, if any, of the options will depend on the amount by which the fair market value of the stock exceeds the exercise price on the date the option is exercised.

                                   AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED
                                   OCTOBER 31, 1993 AND FISCAL YEAR END OPTION VALUES

                                                                   NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                             SHARES ACQUIRED    OPTIONS AT FISCAL YEAR END       AT FISCAL YEAR END
                   NAME                        ON EXERCISE      EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
- ------------------------------------------   ---------------    --------------------------    -------------------------
Arthur C. Bass                                   - 0 -                          0/0                     - 0 -
A. Thomas Bender                                 - 0 -                    644/2,576                    $42/$167
Robert S. Holcombe                               - 0 -                 9,576/14,364                   $622/$934
Allan E. Rubenstein                              - 0 -                          0/0                     - 0 -
Steven G. Singer                                 - 0 -                          0/0                     - 0 -
Robert S. Weiss                                  - 0 -                     10,000/0                     - 0 -

                                            TEN-YEAR OPTION REPRICINGS

                                   NUMBER OF                                                           LENGTH OF ORIGINAL
                                   SECURITIES       MARKET PRICE OF                                       OPTION TERM
                               UNDERLYING OPTIONS   STOCK AT TIME OF  EXERCISE PRICE AT                REMAINING AT DATE
                                  REPRICED OR         REPRICING OR    TIME OF REPRICING  NEW EXERCISE   OF REPRICING OR
      NAME           DATE           AMENDED            AMENDMENT        OR AMENDMENT        PRICE          AMENDMENT
- ----------------   ---------  --------------------  ----------------  -----------------  ------------  ------------------
Arthur C. Bass         N/A
A. Thomas Bender    5/7/93(1)         3,220(2)           $ .375            $ 2.626           $.56          6 1/6 years
Robert S. Holcombe  5/7/93(1)        23,940(3)           $ .375            $  2.60           $.56              6 years
Marisa F. Jacobs    5/7/93(1)         1,173(4)           $ .375            $  3.40           $.56          6 1/2 years
                    5/7/93(1)         2,835(4)           $ .375            $  2.28           $.56          6 1/2 years
                    5/7/93(1)         5,180(4)           $ .375            $  2.75           $.56          7 1/2 years
Allan E.  Rubenstein   N/A
Steven G. Singer       N/A
Robert S. Weiss        N/A


__________


(1) An option exchange program was approved by the Compensation Committee of the Company's Board of Directors on May 7, 1993. The price of a share of the Company's common stock that day was $.375, and the exercise price of the new options, which were issued in exchange for previously outstanding options, was set at $.56 per share, a premium of approximately 50% over the market price. The program was approved by the Company's 1988 Long Term Incentive Plan Administrative Committee on May 18, 1993, when the price of the Company's common stock was $.50 per share. On June 1, 1993, a letter was sent to each option holder advising him of the option exchange program. On that date, the price of a share of the Company's common stock was $.375.

(2) Issued in exchange for the forfeiture of an option to purchase up to 10,000 shares of the Company's common stock.

(3) Issued in exchange for the forfeiture of an option to purchase up to 45,000 shares of the Company's common stock.

(4) Issued in exchange for the forfeiture of options to purchase up to 2,500, 5,000 and 10,000 shares, respectively, of the Company's common stock.

    The option exchange program was approved by the Compensation Committee as a means of providing an incentive to option holders at a time when options they had been granted between 1989 and 1992 carried exercise prices significantly above the market price of the Company's common stock. The option exchange program enabled each option holder (at his election) to exchange that option for an option, exercisable for a smaller number of shares than that covered by the original option, having an exercise price that, while above the then current market price, was lower than the exercise price of the original option.

    The number of shares covered by each replacement option was computed by Towers Perrin, an independent nationally recognized compensation consulting firm, using an option exchange ratio derived under the Black Scholes option pricing model which took into account the number of shares which could be acquired pursuant to the original option, the exercise price of the original option, the then current market price of the Company's common stock and the original option expiration date. Each person electing to participate exchanged his original option for an option to purchase an individually calculated percentage of the shares covered by his original option, ranging from 21% to 70% of the shares such person was then entitled to purchase. For a description of the vesting terms of the new options, see the table above entitled - "Option Grants in Fiscal Year Ended October 31, 1993".
                                    THE COMPENSATION COMMITTEE

                                    Mark A. Filler
                                    Michael H. Kalkstein
                                    Mel Schnell

RETIREMENT INCOME PLAN

    The Company's Retirement Income Plan was adopted in December 1983. All employees of the Company and its participating subsidiaries who work at least 1,000 hours per year are eligible to become members of the plan. For services performed after December 31, 1988, members are entitled to an annual retirement benefit equal to .6% of base annual compensation up to $10,000 and 1.2% of base annual compensation which exceeds $10,000 but is not in excess of $200,000 for each year of service. For service prior to January 1, 1989, members are entitled to an annual retirement benefit equal to .75% of base annual compensation up to the Social Security Wage Base in effect that year and 1.5% of base annual compensation in excess of the Social Security Wage Base for each year of service.

    The estimated annual benefits payable under this plan upon retirement (at the normal retirement age of 65) for Messrs. Bender, Holcombe, Singer and Weiss are approximately $23,000, $39,000, $98,000 and $63,000, respectively. The amount indicated for Mr. Holcombe does not reflect the impact of the additional years of service that will be attributed to him (see "Executive Compensation - Contracts"). Mr. Bass was not, and Dr. Rubenstein is not, a participant in the plan.

CONTRACTS

    Mr. Bass assumed the position of Acting Chairman of the Board on May 29, 1992. His compensation was initially set at $30,000 per month. In September 1992, when Mr. Bass reduced his participation in the Company's daily affairs, his compensation was reduced to $15,000 per month. Mr. Bass remained in office until April 13, 1993, when he resigned for medical reasons. The Company had agreed to bear the cost of the insurance premiums required to continue Mr. Bass' health insurance coverage under COBRA for a period of 18 months following his resignation. That obligation ceased in August 1993, following the death of Mr. Bass.

    Mr. Steven Singer is a party to an employment agreement with the Company which, although executed in August 1991, was retro-active to March 9, 1990. The agreement, which remains effective until terminated by either Mr. Singer or the Company, provides for Mr. Singer to receive a cash salary (see the Summary Compensation Table above) and provided for him to receive 313,170 shares of restricted stock under the Company's 1988 Long Term Incentive Plan (the "LTIP"). If Mr. Singer's employment with the Company is terminated by him with Good Reason or by the Company without Cause (as each of such capitalized terms is defined in the employment agreement), the agreement, prior to the 1993 amendment described below, provided that all remaining restrictions on the restricted shares would be removed. The agreement also provides that, following such a termination of Mr.

Singer's employment, his participation in the Company's various insurance programs (including payment by the Company of premiums on term life insurance payable to beneficiaries named by the insured) would continue for a period of three years from the date of termination, along with the right to use a Company car, Company offices and secretarial services and that he would be entitled to receive a pro rata share of any amount that would be payable to him under the Company's Incentive Payment Plan based on the number of months worked during the fiscal year in which his employment terminates.

    On June 2, 1993, Mr. Singer and the Company entered into a letter agreement amending his employment agreement. Mr. Singer waived all provisions providing that his shares of restricted stock would vest following any termination of his employment or any Change in Control or Potential Change in Control (as such terms are defined in his employment agreement) and consented to the deletion of a Change in Control and Potential Change in Control as events enabling Mr. Singer to terminate his employment with Good Reason. The Company agreed that if Mr. Singer is terminated without Cause or if he should terminate his employment with Good Reason, in lieu of the vesting of his restricted stock, he would receive a lump sum severance payment in an amount equal to 12 months of his annual base salary plus an amount equal to one month of his annual base salary for each month that his employment continues between March 9, 1993 and the date of termination (up to a maximum total severance payment equal to 18 months of his annual base salary). If Mr. Singer's employment is terminated within one year of a Change in Control, other than that which occurred upon the September 1993 approval of the conversion rights of the Company's Series B Preferred Stock, the severance payment to which Mr. Singer is entitled would be increased by a factor of 50%. The agreement also provided for Mr. Singer to receive a special bonus of $100,000, to have the compensation and other benefits to which he is entitled under the agreement guaranteed by certain of the Company's subsidiaries, and for Mr. Singer to be eligible for an award under a recently adopted turn-around incentive plan which would only become payable if the targets designated in the plan are achieved and if he is still employed with the Company at such time. In calculating Mr. Singer's length of service for the purpose of determining whether he would be entitled to an award under such plan, Mr. Singer's termination date (if his employment has been terminated) would be deemed to occur on that same date one year later. The remainder of the agreement described in the previous paragraph remains in effect.

    The Company is a party to employment or severance agreements with Robert S. Holcombe and Robert S. Weiss, and CooperVision, Inc., one of the Company's subsidiaries, is a party to an agreement with A. Thomas Bender. Each agreement provides that employment shall continue until terminated. Compensation paid pursuant thereto and awards under the LTIP are set forth on the foregoing tables. If (i) the Company (or, in the case of Mr. Bender, CooperVision, Inc.) terminates the employee without Cause or (ii) the employee terminates his employment for Good Reason or following a Change in Control (as each term is defined in the relevant agreement), the Company (or CooperVision, Inc.) will pay Messrs. Bender, Holcombe or Weiss, respectively, a severance benefit equal to 200%, 150% or 150%, respectively, of his annual base salary (such percentage to be reduced to 100% for Mr. Weiss if the termination arises out of a Change in Control), with such payments to be made either in a lump sum or installments, as designated by the employee. In addition, each of these individuals would continue to participate in the Company's (or CooperVision, Inc.'s) various insurance plans for a period of up to 24 months, 18 months and 18 months, respectively, and to receive a pro rata share of any amounts that would have been payable to him under the Incentive Payment Plan (or any comparable plan then in effect) based on the number of months the employee served during the year in which the termination occurs. Each would also become fully vested in all benefits due under the Company's Retirement Income Plan (which includes employees of CooperVision, Inc.). In the case of Mr. Holcombe, his credited service for the purpose of determining the amount of his retirement benefit will be increased by an additional five years of deemed employment. In the event that employment is terminated by death or by the employee in the absence of Good Reason, benefits will not continue beyond the date of termination, no more than three months of severance will be paid and no portion of the Incentive Payment Plan bonus will be paid. The agreements between the Company and each of Messrs. Holcombe and Weiss have been guaranteed by certain of the Company's subsidiaries.

    Under the Company's LTIP and the 1990 Non-Employee Director Restricted Stock Plan (the "RSP"), upon the occurrence of a Change in Control and, under the Company's LTIP, upon the occurrence of a Potential Change in Control (as such terms are defined in the LTIP and the RSP), restrictions will be removed from restricted shares, options will become exercisable and, unless otherwise determined by the LTIP Administrative Committee prior to any Change in Control, the value of all outstanding stock options will be cashed out on the basis of the Change in Control Price (as defined in the LTIP) as of the date such Change in Control or Potential Change in Control is determined to have occurred.

    A Change in Control occurred in September 1993 when the stockholders of the Company voted, at the 1993 Annual Meeting, to approve the conversion rights of the Series B Preferred Stock issued to CLS. See "Item 13. Certain Relationships and Related Transactions - Agreements and Transactions with CLS." At that time, shares of restricted stock owned by Dr. Rubenstein and Messrs. Bender, Holcombe and Weiss had restrictions removed therefrom. Mr. Singer had waived the removal of restrictions from his shares of restricted stock in the June 2, 1993 letter agreement amending his Employment Agreement.

COMPENSATION OF DIRECTORS

    During fiscal 1993, each director of the Company received a payment of $7,500 per quarter (or an amount pro rated to take into account the length of service during such quarter). Each director who is not also a paid employee of the Company is entitled to receive additional fees of $1,000 per meeting for each meeting of the Board of Directors or a Committee of the Board attended (unless two or more meetings are held on the same day, in which case the fee remains at $1,000) and $1,000 per day for other days during which substantially all of such director's time is spent on affairs of the Company or a pro-rated amount for work which takes less than a full day. In addition, each Committee Chairman is entitled to receive a fee of $1,000 per year for serving as a Committee Chairman. The Company had agreed to a temporary compensation arrangement with Mr. Bass, who served as Acting Chairman of the Board until April 13, 1993. See "Executive Compensation -- Contracts."

    On April 26, 1990, the Company's Board of Directors adopted the 1990 Non-Employee Directors Restricted Stock Plan (the "RSP"), which grants to each current and future director of the Company who is not also an employee of the Company or any subsidiary of the Company ("Non-Employee Director") the right to purchase, for $.10 per share, shares of the Company's common stock, subject to certain restrictions. One hundred thousand (100,000) shares of the Company's common stock were authorized and reserved for issuance under the RSP. Shares which are forfeited become available for new awards under such plan.

    Under this plan, each Non-Employee Director automatically receives the opportunity to purchase 5,000 restricted shares upon initial election or appointment to the Board. The plan provides that restrictions shall lapse in 1,000-share increments, and that 1,000 shares shall therefore become nonforfeitable and freely transferable, each time after the date of grant that the Average Price (as defined in the RSP) of the Company's common stock equals or exceeds for the first time each of the following percentages of increase over the Average Price on the date of grant of the award: 18%, 36%, 54%, 72% and 90%. Furthermore, upon the occurrence of a Change in Control as defined in the RSP, all restrictions would be removed from any restricted shares then outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

SECURITIES HELD BY MANAGEMENT

    The following table sets forth information regarding ownership of the Company's common stock by each of its current directors, the current executive officers named in the Summary Compensation Table and by all of the current directors and executive officers as a group.



                                  Common Stock Beneficially
                                 Owned as of February 1, 1994
                               --------------------------------------
Name of Beneficial Owner       Number of Shares   Percentage of Shares
- -----------------------        ---------------    --------------------
A. Thomas Bender                  104,644(1)               *
Joseph C. Feghali                   5,000(2)               *
Mark A. Filler                      5,300                  *
Robert S. Holcombe                 22,076(3)               *
Michael H. Kalkstein                6,000                  *
Donald Press                        8,600(4)               *
Steven Rosenberg                    5,000(5)               *
Allan E. Rubenstein                 5,000                  *
Mel Schnell                         5,000(6)               *
Steven G. Singer                  606,114(7)             2.0%
Robert S. Weiss                   179,583(8)               *

All current directors and
executive officers as a
group (16 persons)              1,024,094(9)             3.4%

__________

*   Less than 1%

(1) Includes 644 shares which could be acquired upon the exercise of presently exercisable stock options.

(2) Does not include shares beneficially owned by Steven G.
    Singer, Mr. Feghali's son-in-law, with respect to which Mr.
    Feghali disclaims beneficial ownership.

(3) Includes 9,576 shares which could be acquired upon the exercise of presently exercisable stock options.

(4) Includes 1,000 shares as to which Mr. Press has sole voting power, but as to which disposition is restricted pursuant to the terms of the 1990 Restricted Stock Plan for Non-Employee Directors (the "RSP") and 3,600 shares which could be acquired upon conversion of $18,000 principal amount of the Company's 10-5/8% Convertible Subordinated Reset Debentures (convertible at the rate of $5.00 per share) owned directly by Mr. Press or held in trusts for which he serves as trustee.

(5) Includes 2,000 shares as to which Mr. Rosenberg has sole voting power, but as to which disposition is restricted pursuant to the terms of the RSP.

(6) Includes 2,000 shares as to which Mr. Schnell has sole voting power, but as to which disposition is restricted pursuant to the terms of the RSP. Does not include 4,850,000 shares of common stock owned by CLS, or 3,450,000 shares issuable upon conversion of the Company's Series B Preferred Stock owned by CLS. See "Principal Securityholders". Mr. Schnell is the President and a director of CLS.

(7) Includes 182,613 shares as to which Mr. Singer has sole voting power, but as to which disposition is restricted pursuant to the terms of the 1988 Long Term Incentive Plan. Does not include shares owned by relatives of Mr. Singer (including Mr. Feghali), as to which shares Mr. Singer disclaims beneficial ownership. Mr. Singer and certain of his relatives have filed a Report on Schedule 13D with respect to their holdings of common stock of the Company. See "Principal Securityholders".

(8) Includes 7,663 shares held on account for him under the Company's 401(k) Savings Plan and 10,000 shares which Mr.
    Weiss could acquire upon the exercise of presently exercisable stock options.

(9) See Notes (1) through (8) for details with respect to such ownership.

PRINCIPAL SECURITYHOLDERS

    The following table sets forth information regarding ownership of outstanding shares of the Company's common stock by those individuals or groups who have advised the Company that they own more than five percent (5%) of such outstanding shares.


                                    Common Stock
                                  Beneficially Owned
                                -----------------------
Name of Beneficial Owner  Number of Shares   Percentage of Shares
- -----------------------   ----------------   -------------------
Cooper Life Sciences,
Inc.(1)                      8,300,000              27.5%

The Equitable Companies
Incorporated(2)              1,694,849               5.6%

Group consisting of
certain members of the
Singer Family(3)             2,408,378               8.0%

__________

(1) Includes 4,850,000 shares of common stock of the Company as to which CLS (160 Broadway, New York, New York 10038) reported in Amendment No. 3 to its Schedule 13D it owns and has sole voting and dispositive power over and 3,450,000 shares of common stock into which the shares of the Company's Series B Preferred Stock owned by CLS are convertible.

(2) The Equitable Companies Incorporated (787 Seventh Avenue, New York, New York 10019) has filed Amendment No. 4 to its
    Schedule 13G stating that, as of December 31, 1992, it and three of its subsidiaries collectively owned 1,694,849 shares of the Company's common stock. The Schedule 13G also stated that Equitable and its three subsidiaries have sole voting power with respect to 1,593,938 of those shares and no shared voting power, as well as sole dispositive power with respect to all of the 1,694,849 shares.

(3) The reporting group has filed Amendment No. 3, dated July 14, 1992, to its Schedule 13D stating that it collectively owns 2,408,378 shares of the Company's common stock. Each member of this group disclaims beneficial ownership of all shares owned by members of the group except those held directly by such member and his or her spouse and any of their minor children, where relevant. The names and addresses reported are: Mr. Steven G. Singer, One Bridge Plaza, Fort Lee, New Jersey 07024, Messrs. Brad C., Gary A. and Martin Singer and Jetmar Construction Corp., 25 Coligni Avenue, New Rochelle, New York 10801; Todd Singer and Tracey Singer, 118 Eisenhower Drive, Cresskill, New Jersey 07626; Karen Singer, Taryn Singer and Julian Singer, 113 Jackson Drive, Cresskill, New Jersey 07626; and Norma Brandes (a relative), 20 Rock Ridge Circle, New Rochelle, New York 10804.

    All of the 345 issued and outstanding shares of the Company's
Series B Preferred Stock are owned by CLS.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS AND TRANSACTIONS WITH CLS

    Under the terms of an exchange agreement dated as of June 12, 1992, CLS obtained 4,850,000 shares of common stock of the Company (approximately 16.1% of the currently outstanding common stock) in exchange for 488,004 shares (approximately 80% of the then outstanding shares) of the Company's Senior Exchangeable Redeemable Restricted Voting Preferred Stock ("SERPS") having a liquidation value of $100 per share and all of CLS' rights to receive, by way of dividends pursuant to the terms of the SERPS, an additional 11,996 shares of SERPS. The Company entered into the exchange agreement in order to reduce the aggregate liquidation preference and redemption price of the outstanding SERPS and to reduce, proportionately, the dividends payable on the SERPS. As part of the exchange, the Company agreed to use its reasonable best efforts to register, and subsequently did register, in time to avoid payment of certain penalties to CLS, such 4,850,000 shares. In addition, the Company purchased 200,000 shares of CLS common stock (the "CLS Shares") for $1,500,000 in cash and entered into a settlement agreement with CLS with respect to certain litigation and administrative proceedings in which the Company and CLS are involved. Pursuant to that agreement, CLS, among other things, released its claim against the Company for unliquidated damages in connection with the Company's failure to register the SERPS owned by CLS, in return for the Company's payment of $500,000, reimbursement of certain legal fees and expenses in the amount of $650,000 incurred by CLS in connection with certain litigation and administrative proceedings, and the payment of $709,000 owed by the Company to CLS pursuant to tax sharing agreements between them. The Company also agreed to reimburse CLS for up to $250,000 of legal and other fees and expenses incurred by CLS in connection with the transaction and, if requested by CLS, to use its reasonable best efforts to cause the election to the Company's Board of Directors of one or two designees of CLS, reasonably acceptable to the Company.

    In Amendment No. 1 to its Schedule 13D, filed with the SEC on November 12, 1992, CLS disclosed that "[i]n light of the recent public disclosures relating to the Company and the recent significant decline in the public trading price of the common stock, CLS is presently considering various courses of action which it may determine to be necessary or appropriate in order to maintain and restore the value of the common stock. Included among the actions which CLS is considering pursuing are the initiation of litigation against the Company and the replacement of management and at least a majority of the members of the Board of Directors of the Company."

   The Company entered into a Settlement Agreement dated June
14, 1993 (the "Settlement Agreement") in order to resolve all disputes with CLS and to avoid a possible costly and disruptive proxy fight, while continuing to maintain a Board of Directors the majority of whose members are independent. Pursuant to the Settlement Agreement, CLS delivered a general release of all claims, known or unknown, fixed or contingent, matured or unmatured, which CLS had or may have had against the Company for any matter, cause or thing through the date of the release (subject to exceptions for specified ongoing contractual obligations) and agreed to certain restrictions on its voting and transfer of securities of the Company, in exchange for the Company's payment of $4,000,000 in cash and delivery of the 200,000 shares of CLS common stock owned by the Company (reflected in the Company's balance sheet at April 30, 1993 at its then current market value of $850,000) and a general release of claims against CLS (also subject to certain exceptions).

    Pursuant to the Settlement Agreement, the Company agreed to nominate and use its reasonable best efforts to cause, and CLS agreed to vote all shares of common stock of the Company owned by it in favor of, the election of a Board of Directors of the Company consisting of eight members, five of whom were designated by the Company and three (who are reasonably acceptable to the Company) by CLS. The number of CLS designees will decline to two if CLS owns less than 5,400,000 shares of common stock and to one if CLS owns less than 2,400,000 shares of common stock (treating as owned for this purpose any shares of common stock into which Series B Preferred Stock owned by CLS (as discussed below) are convertible, subject to CLS' right to designate additional directors if the term of the agreement is extended under certain circumstances described below. A majority of the members designated by the Company were individuals who were not employees of the Company or employees, affiliates or significant stockholders of CLS ("Independent Designees"). If a new chief executive officer or chairman of the board of the Company is hired, such person may be added as an additional director.

    CLS also agreed in the Settlement Agreement not to acquire any additional securities of the Company (except shares of Series B Preferred Stock issued as dividends on the Series B Preferred Stock outstanding on the various record dates or common stock issued upon conversion, if any, of Series B Preferred Stock) and not to transfer any securities of the Company, except (i) transfers, during any 12-month period, of not more than 1,500,000 shares of common stock (increasing to 2,500,000 shares of common stock after any conversion of the Series B Preferred Stock into common stock and for so long as CLS owns more than 4,850,000 shares of common stock) to any one person or group, other than to a person or group which, without the approval of the Company's Board, has proposed certain transactions involving the Company or its securities, (ii) transfers pursuant to registered public offerings or bona fide open market sales in compliance with Rule

144 under the Securities Act, (iii) transfers of common stock pursuant to a tender or exchange offer, in an aggregate amount not to exceed 4,850,000 shares unless such offer is either a cash tender offer for all outstanding shares of common stock or the Company's Board of Directors, including a majority of the Independent Designees, has approved the offer, (iv) bona fide pledges of common stock to an unaffiliated institutional lender for borrowed money, and (v) transfers to a controlled affiliate or liquidating trust, provided the affiliate or trustee agrees to be bound by the Settlement Agreement. In addition, CLS agreed not to publicly propose any business combination with, or change of control of, the Company, make any tender offer for securities of the Company, otherwise seek control of or to influence the Board of Directors of the Company, propose any amendment to the Settlement Agreement or take any action contrary to the Settlement Agreement (including actions with respect to the composition and election of the Board of Directors). CLS is free, however, to vote all voting securities owned by it as it deems appropriate on any matter brought before the Company's stockholders, other than matters relating to the election and composition of the Board.

    The agreements contained in the Settlement Agreement with respect to Board representation and voting, and the restrictions on CLS' acquisition and transfer of securities of the Company, will terminate upon the earliest of (i) the date CLS beneficially owns fewer than 1,000,000 shares of common stock (including as owned any common stock into which Series B Preferred Stock may be convertible), (ii) October 31, 1996, and (iii) either (A) June 14, 1995, unless (1) the average closing price of the common stock on its principal trading market equals or exceeds $2.00 on the trading days during any period of 90 consecutive calendar days during the 180 calendar day period ending on June 14, 1995, or (2) the Company agrees to nominate and use its reasonable efforts to cause the election to the Board of one Independent Designee, designated by CLS and reasonably acceptable to the Company, in addition to that number of designees to which CLS is then entitled as set forth above, or (B) June 14, 1996, unless
(1) such average closing price equals or exceeds $3.00 on the trading days during any period of 90 consecutive calendar days during the 180 calendar day period ending on June 14, 1996, or
(2) the Company agrees to nominate and use its reasonable efforts to cause the election to the Board of an Independent Designee, designated by CLS and reasonably acceptable to the Company, in addition to that number of designees to which CLS is then entitled as set forth above and in clause (A)(2). Following termination of such agreements, CLS will continue to have the right through June 12, 2002, originally granted to CLS pursuant to the June 12, 1992 exchange agreement but never exercised, to designate two directors, so long as CLS continues to own at least 2,400,000 shares of the Company's common stock, or one director, so long as it continues to own at least 1,000,000 shares of the Company's common stock.

    On June 14, 1993, the Company acquired from CLS 160,600 shares of SERPS, constituting all of the Company's then outstanding SERPS, together with all rights to any dividends or distributions thereon, in exchange (the "Exchange") for 345 shares of a newly created series of preferred stock of the Company designated Series B Preferred Stock (the "Series B Preferred Stock"), having a par value of $.10 per share and a liquidation preference of $10,000 per share (an aggregate of $3,450,000). The SERPS had an aggregate liquidation preference, and an aggregate optional redemption price after October 31, 1993 of $16,060,000. Stockholders at the Company's 1993 Annual Meeting were asked to approve, and did approve, the conversion rights of the Series B Preferred Stock. As a result, CLS become the direct beneficial owner (as defined in Rule 13d-3 under the Exchange Act of 1934) of securities of the Company representing more than 20% of the voting power of the Company's common stock. See "Item 12. Security Ownership and Certain Beneficial Owners and Management - Principal Securityholders."

    The Company entered into the Exchange Agreement in order to reduce the aggregate liquidation preference and redemption price of its outstanding preferred stock from $16,060,000 to $3,450,000, to thereby significantly reduce the amount of additional preferred stock issuable as pay-in-kind dividends on such preferred stock and to reduce, both in percentage (from 12% to 9%) and in absolute dollar amount, the amount of cash dividends that would be payable on the preferred stock, before the common stock is entitled to receive any dividends, at such time as the Company is free, under the terms of its other agreements, to pay, and has the ability to pay, cash dividends on its stock. In addition, no dividends, whether payable in kind or in cash, will begin to accrue on the Series B Preferred Stock until June 14, 1994. The conversion rights of the Series B Preferred Stock will enable the Company, if the price of the common stock increases, to force the conversion of the Series B Preferred Stock and thereby eliminate all liquidation and dividend preferences, placing CLS on a par with all other common stockholders.

BUSINESS RELATIONSHIPS

    Michael H. Kalkstein, a director of the Company since April
1992, is a partner in the law firm of Berliner [bullet] Cohen, which has been compensated for legal services rendered to the Company in fiscal 1993.

    The Company is a party to a royalty agreement with Marvin J. Garrett, the Company's Vice President, Regulatory Affairs and President and Chief Executive Officer of CooperVision Pharmaceuticals, Inc. ("CVP"). In return for his efforts in developing and bringing to market Verapamil, a Class 1 calcium channel blocker, as a treatment for glaucoma, Mr. Garrett will be entitled to earn a royalty of up to one-half of one percent of net revenues from the future sale by CVP (or any affiliate) of such Verapamil products directly to third parties in the continental United States. A royalty, at a rate to be determined by the Board of Directors of CooperVision, Inc. (a wholly owned subsidiary of the Company), will be paid with respect to future sales outside of the continental United States and to sales by sublicensees.

OTHER TRANSACTIONS

    The Company formerly rented an apartment in New York City for the use of its executive officers. The apartment, which was owned by Mr. Singer's mother and sister, was rented at a cost of $3,000 per month, which was determined by the Board of Directors to be the fair market rent for such apartment at the time of execution of the lease. The two year term of the lease expired on August 31, 1992. The Company continued to rent the apartment on a month-to-month basis until February 1993. Although the apartment was used by a variety of the Company's officers, employees and consultants, after May 29, 1992, it was primarily used by Mr. Bass during the time that he served as Acting Chairman of the Board.

LOANS

    In November 1989, in conjunction with, and in consideration of, the reduction of Arthur C. Bass' base salary as President and Chief Executive Officer of the Company pursuant to the terms of a new employment agreement with the Company, Mr. Bass received from the Company a loan in the amount of $900,000. The loan was to be repaid in full on the earliest to occur of the termination of Mr. Bass' employment or a future date to be set by the Company. Notwithstanding the termination in September 1990 of Mr. Bass' employment, the Company permitted the loan to remain outstanding but engaged in negotiations aimed at increasing the collateral therefor. Interest on the loan was computed at an annual rate of 9%, with interest to be paid quarterly, and the loan was secured by a mortgage on certain real estate in which Mr. Bass had a partial interest and by the proceeds of a $900,000 term life insurance policy obtained by the Company on the life of Mr. Bass. A portion of the directors' fees earned by Mr. Bass were applied against the loan. At times, interest due on the loan at interest payment dates was added to the principal. Following Mr. Bass' death in August 1993, the Company received the $900,000 proceeds from the life insurance policy. The remaining balance due on the loan is approximately $66,000, which the Company expects to be repaid from the proceeds of Mr. Bass' estate.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunder duly authorized.

                        THE COOPER COMPANIES, INC.



                        By: /s/ Marisa F. Jacobs
                            --------------------
                           Marisa F. Jacobs
                           Secretary and Associate
                           General Counsel


Dated: February 25, 1994