Form 10-Q
period 1994-01-31
COOPER COMPANIES INC
filed 1994-03-17
CIK 711404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.   20549
                       FORM 10-Q


(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For Quarterly Period Ended  January 31, 1994

( )  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


     For the transition period from_______________to______________


Commission File Number 1-8597


                     The Cooper Companies, Inc.
- ------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Delaware                              94-2657368
- ---------------------------------           ----------------------
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)           Identification No.)

      One Bridge Plaza, Fort Lee, New Jersey             07024
- ------------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)

      250 Park Avenue, New York, New York                10177
- ------------------------------------------------------------------
      (Former address of principal executive offices   (Zip Code)

Registrant's telephone number, including area code (201) 585-5100

Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes _X_    No____

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.


  Common Stock, $.10 par value           30,129,125 Shares
- -------------------------------   --------------------------------
           Class                  Outstanding at February 28, 1994

      THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                         INDEX

                                                         Page No.
                                                         --------
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Condensed Balance Sheet -
                January 31, 1994 and October 31, 1993           3

             Consolidated Condensed Statement of
                Operations - Three Months Ended
                January 31, 1994 and 1993                       4

             Consolidated Condensed Statement
                of Cash Flows-
                Three Months Ended January
                31, 1994 and 1993                               5

             Notes to Consolidated Condensed
                Financial Statements                       6 - 13

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                  14 - 19

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                               20 - 21
  Item 2. Changes in Securities                           21 - 25
  Item 6. Exhibits and Reports on Form 8-K                     25

Signature                                                      26

Index of Exhibits

                   PART I.  FINANCIAL INFORMATION
                    Item 1.  FINANCIAL STATEMENTS
             THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Balance Sheet
                           (In thousands)
                             (Unaudited)

                                                        January 31,  October 31,
                                                           1994         1993
                                                        -----------  ----------
                      ASSETS
Current assets:
  Cash and cash equivalents                             $   5,861     $  10,113
  Restricted cash                                             110           306
  Temporary investments                                     5,442         6,438
  Receivables:
    Trade and patient accounts, net                        16,545        14,298
    Other                                                     532         2,821
                                                        ---------     ---------
                                                           17,077        17,119
                                                        ---------     ---------
  Inventories                                              14,099        14,987
  Other current assets                                      2,213         2,912
                                                        ---------     ---------
              Total current assets                         44,802        51,875
                                                        ---------     ---------
Property, plant and equipment at cost                      44,771        48,294
  Less, accumulated depreciation and amortization           8,588         8,399
                                                        ---------     ---------
                                                           36,183        39,895
                                                        ---------     ---------
Intangibles, net:
  Excess of cost over net assets acquired                  14,528        14,661
  Other                                                     1,514         1,624
                                                        ---------     ---------
                                                           16,042        16,285
                                                        ---------     ---------
Other assets                                                1,434         1,469
                                                        ---------     ---------
                                                        $  98,461     $ 109,524
                                                        ---------     ---------
                                                        ---------     ---------

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt:
    10 5/8% Convertible Subordinated Reset
      Debentures due 2005                               $      --     $   4,350
    Other                                                   1,507         1,499
                                                        ---------     ---------
                                                            1,507         5,849
                                                        ---------     ---------
  Accounts payable                                          3,159         4,269
  Employee compensation, benefits and severance             5,961         5,961
  Other accrued liabilities                                22,202        21,079
  Income taxes payable                                     14,892        14,837
                                                        ---------     ---------
              Total current liabilities                    47,721        51,995
                                                        ---------     ---------
Long-term debt:
  10% Senior Subordinated Secured Notes due 2003           25,901            --
  10-5/8% Convertible Subordinated Reset Debentures
    due 2005                                                9,207        34,647
  Other, less current installments                         12,609        13,430
                                                        ---------     ---------
                                                           47,717        48,077
                                                        ---------     ---------
Other noncurrent liabilities                                7,750         9,000
                                                        ---------     ---------
              Total liabilities                           103,188       109,072
                                                        ---------     ---------
Commitments and Contingencies (See Note 3)
Stockholders' equity (deficit):
  Series B preferred stock, $.10 par value                     --            --
  Common stock, $.10 par value                              3,013         3,013
  Additional paid-in capital                              179,810       179,810
  Translation adjustments                                    (268)         (223)
  Accumulated deficit                                    (186,893)     (181,743)
  Unamortized restricted stock award compensation            (389)         (405)
                                                        ---------     ---------
              Total stockholders' equity (deficit)         (4,727)          452
                                                        ---------     ---------
                                                        $  98,461     $ 109,524
                                                        ---------     ---------
                                                        ---------     ---------

                          See accompanying notes.

             THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Consolidated Condensed Statement of Operations
              (In thousands, expect per share figures)
                             (Unaudited)


                                               Three Months Ended
                                                   January 31,
                                                1994       1993
                                               -------   -------
Net service revenue                            $11,031   $12,428
Net sales of products                           11,876     9,932
                                               -------   -------
  Net operating revenue                         22,907    22,360
                                               -------   -------
Cost of services provided                        9,839    10,987
Cost of products sold                            4,125     3,830
Research and development expense                 1,156       714
Selling, general and administrative expense      8,764    11,501
Settlement of disputes                           1,950        --
Debt restructuring costs                           429        --
Amortization of intangibles                        210       184
Investment income (loss), net                     (351)    3,677
Gain on sales of assets and businesses, net        214        --
Other income, net                                   35       245
Interest expense                                 1,402     1,634
                                               -------   -------
Loss before income taxes and extraordinary item (5,070)   (2,568)
Provision for income taxes                          80       116
                                               -------   -------
Loss before extraordinary item                  (5,150)   (2,684)
Extraordinary item                                  --       924
                                               -------   -------
Net loss                                        (5,150)   (1,760)
Dividend requirements on Senior Exchangeable
  Redeemable Restricted Voting Preferred Stock      --      (160)
                                               -------   -------
Net loss applicable to common stock            $(5,150)  $(1,920)
                                               -------   -------
                                               -------   -------
Net income (loss) per common share:
  Loss before extraordinary item               $ (0.17)  $ (0.09)
  Extraordinary item                                --      0.03
                                               -------   -------
Net income (loss) per common share             $ (0.17)  $ (0.06)
                                               -------   -------
                                               -------   -------
Average number of common shares outstanding     30,410    30,189
                                               -------   -------
                                               -------   -------

                       See accompanying notes.

            THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Consolidated Condensed Statement of Cash Flows
                           (In thousands)
                             (Unaudited)

                                                          Three Months Ended
                                                              January 31,
                                                          1994         1993
                                                       ----------   ----------
Net cash used by operating activities                  $(   3,375)  $(  14,408)
                                                       ----------   ----------
Cash flows from investing activities:
  Cash from sales of assets and businesses
   (including releases of cash from escrow)                 2,622          750
  Sales of temporary investments                            2,051       13,677
  Purchases of temporary investments                           --    (     293)
  Purchases of property, plant and equipment            (     144)   (     340)
                                                       ----------   ----------
Net cash provided by investing activities                   4,529       13,794
                                                       ----------   ----------

Cash flows from financing activities:
  Payments associated with the Exchange Offer
    and Consent Solicitation including debt
    restructuring costs                                 (   5,043)          --
  Purchase of the Company's 10 5/8% Debentures                 --    (   3,861)
  Payments of notes payable related to acquisition             --    (     400)
  Payments of current installments of long-term debt    (     363)   (   2,666)
                                                       ----------   ----------
Net cash used by financing activities                   (   5,406)   (   6,927)
                                                       ----------   ----------
Net decrease in cash and cash equivalents               (   4,252)   (   7,541)
Cash and cash equivalents--beginning of period             10,113       38,078
                                                       ----------   ----------
Cash and cash equivalents--end of period               $    5,861   $   30,537
                                                       ----------   ----------
                                                       ----------   ----------
Cash paid for:
  Interest                                             $      407   $      681
                                                       ----------   ----------
                                                       ----------   ----------
  Income taxes                                         $       25   $       92
                                                       ----------   ----------
                                                       ----------   ----------
Significant non-cash transactions:
  Pay-in-kind stock dividends on Senior
  Exchangeable Restricted Voting Preferred
  Stock                                                $       --   $      160
                                                       ----------   ----------
                                                       ----------   ----------

                       See accompanying notes.

            THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements
                             (Unaudited)

Note 1.  General
The Cooper Companies, Inc. and its subsidiaries (the "Company") develop, manufacture and market healthcare products, including a range of hard and soft daily, flexible and extended wear contact lenses, ophthalmic pharmaceutical products and diagnostic and surgical instruments. The Company also provides healthcare services through the ownership and operation of certain psychiatric facilities and management of other such facilities.

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). Readers are encouraged to refer to the footnotes contained in the Company's Report on Form 10-K when reviewing interim financial results.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of January 31, 1994 and October
31, 1993 and the consolidated results of its operations and its consolidated cash flows for the three months ended January 31, 1994 and 1993. With the exception of certain adjustments discussed in Part I, Item 2 under "Settlement of Disputes," such adjustments consist of only normal and recurring adjustments. Certain reclassifications have been applied to prior period financial statements to conform such statements to the current period's presentation.
None of such reclassifications had any impact on net loss.

Note 2. Exchange Offer and Consent Solicitation

On January 6, 1994, the Company consummated an Exchange Offer and Consent Solicitation in which it issued approximately $22,000,000 of 10% Senior Subordinated Secured Notes due 2003 (the "Notes") and paid approximately $4,350,000 in cash ($725 principal amount of Notes and $145 in cash for each $1,000 principal amount of 10 5/8% Convertible Subordinated Reset Debentures due 2005 (the "Debentures") in exchange for approximately $30,000,000 aggregate principal amount of Debentures (out of $39,384,000 aggregate principal amount then outstanding). The Company also obtained, pursuant to the Exchange Offer and Consent Solicitation, consents of the holders of Debentures to (i) certain proposed amendments to the indenture to the Debentures (the "Indenture") and
(ii) a waiver of any defaults under the Indenture.
Following the exchange, approximately $9,400,000 aggregate principal amount of Debentures remain outstanding. See Part II, Item 2 for a summary of changes to the Indenture.

On January 6, 1994, after receiving consents from holders of a majority of the outstanding principal amount of Debentures not owned by the Company or its affiliates, the Company and the Trustee under the Indenture executed the Second Supplemental Indenture effecting the proposed amendments, which eliminated or modified various covenants in the Indenture.

The consummation of the Exchange Offer and Consent Solicitation also satisfied a condition of an agreement reached in September 1993 between the Company and Medical Engineering Corporation ("MEC") limiting the Company's liability with respect to breast implant litigation. Such condition would have allowed MEC to terminate the agreement if the Exchange Offer and Consent Solicitation (or an alternative restructuring of the Debentures) was not completed by
February 1, 1994.
                                      6

             THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements
                             (Unaudited)

The Notes bear interest from September 1, 1993 at a rate equal to 10% per annum. (Interest accrued from September 1, 1993 was not paid on Debentures tendered and accepted pursuant to the Exchange Offer and Consent Solicitation.) Interest on the Notes is payable quarterly on each March 1, June 1, September 1 and December 1, commencing March 1, 1994. The Notes are redeemable solely at the option of the Company, in whole or in part, at any time, at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon to the redemption date. The Company is not required to effect any mandatory redemptions or make any sinking fund payments with respect to the Notes, except in connection with certain sales or other dispositions of, or certain financings secured by, the collateral securing the Notes. Pursuant to a pledge agreement dated as of January 6, 1994, between the Company and the trustee for the holders of the Notes, the Company has pledged a first priority security interest in all of its right, title and interest in stock of its subsidiaries Hospital Group of America, Inc. ("HGA") and
CooperSurgical, Inc. ("CooperSurgical"), all additional shares of stock of, or other equity interests in HGA and CooperSurgical from time to time acquired by the Company, all intercompany indebtedness of HGA and CooperSurgical from time to time held by the Company, and except as set forth in the indenture governing the Notes, the proceeds received from the sale or disposition of any or all of the foregoing. A full description of the pledge agreement and terms of the indenture governing the Notes is included in the Company's Amended and Restated Offer to Exchange and Consent Solicitation filed with the SEC on December 15, 1993.

The Exchange Offer and Consent Solicitation has been accounted for in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Consequently, the difference between the carrying value of the Debentures exchanged less the face value of the Notes issued and the aggregate cash payment for the Debentures is recorded as a deferred premium aggregating approximately $4,000,000 as of the date of the Exchange. The Company will recognize the benefit of the deferred premium prospectively as a reduction to the effective interest rate on the Notes over the life of the issue.
In addition, the Company recorded a charge of $2,131,000 in the fourth quarter of 1993 and an additional charge of $429,000 in the first quarter of 1994 for costs related to the Exchange Offer and Consent Solicitation.

Note 3. Legal Proceedings

On November 10, 1992, the Company was charged in an indictment (the "Indictment"), filed in the United States District Court for the Southern District of New York, with violating federal criminal laws relating to a "trading scheme" by Gary A. Singer, a former Co-Chairman of the Company
(who went on a leave of absence on May 28, 1992, begun at the Company's request, and who subsequently resigned on January 20, 1994), and others, including G. Albert Griggs, Jr., a former analyst of The Keystone Group, Inc., and John D. Collins II, to "frontrun" high yield bond purchases by the Keystone
Custodian Funds, Inc., a group of mutual funds. The Company was named as a defendant in 10 counts. Gary Singer was named as a defendant in 24 counts, including violations of the Racketeer Influenced and Corrupt Organizations Act and the mail and wire fraud statutes (including defrauding the Company by virtue of the "trading scheme," by, among other things, transferring profits on trades on DR Holdings, Inc. 15.5% bonds (the "DR Holdings Bonds") from the Company to members of his family during fiscal 1991), money laundering, conspiracy, and aiding and abetting violations of the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), by an investment advisor.

             THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements
                             (Unaudited)

On January 13, 1994, the Company was found guilty on six counts of mail fraud and one count of wire fraud based upon Mr. Singer's conduct, but acquitted of charges of conspiracy and aiding and abetting violations of the Investment Advisers Act. Mr. Singer was found guilty on 21 counts. One count against Mr. Singer and the Company was dismissed at trial and two counts against Mr. Singer relating to forfeiture penalties were resolved by stipulation between the government and Mr. Singer. Sentencing is currently scheduled for late April, 1994. The maximum penalty which could be imposed on the Company is the greater of (i) $500,000 per count,
(ii) twice the gross gain derived from the offense or (iii) twice the gross loss suffered by the victim of the offense, and a $200 special assessment.
In addition to the penalties described in (i), (ii) or (iii), the Court could order the Company to make restitution. The Company is considering its options, including filing an appeal of its conviction. Mr. Singer's attorney has advised the Company that Mr. Singer intends to appeal his conviction. Although the Company may be obligated under its Certificate of Incorporation to advance the costs of such appeal, the Company and Mr. Singer have agreed that Mr. Singer will not request such advances, but that he will reserve his rights to indemnification in the event of a successful appeal.

Also on November 10, 1992, the SEC filed a civil Complaint for Permanent Injunction and Other Equitable Relief (the "SEC Complaint") in the United
States District Court for the Southern District of New York against the
Company, Gary A. Singer, Steven G. Singer (the Company's Executive
Vice President and Chief Operating Officer and Gary
Singer's brother), and, as relief defendants, certain persons related to Gary and Steven Singer and certain entities in which they and/or those related persons have an interest. The SEC Complaint alleges that the Company and Gary and Steven Singer violated various provisions of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), including certain of its antifraud and periodic reporting provisions, and aided and abetted violations of the Investment Company Act and the Investment Advisors Act, in connection with the trading scheme described in the preceding paragraphs. The SEC Complaint further alleges, among other things, federal securities law violations (i) by the Company and Gary Singer in connection with an alleged manipulation of the trading price of the Company's
10 5/8% Convertible Subordinated Reset Debentures due 2005 (the "Debentures") to avoid an interest rate reset allegedly required on June 15, 1991 under the terms of the Indenture governing the Debentures, (ii) by Gary Singer in allegedly transferring profits on trades of high yield bonds (including those trades in the DR Holdings Bonds which were the subject of certain counts of the Indictment of which Mr. Singer was found guilty) from the Company to members of his family and failing to disclose such transactions to the Company, and (iii) by the Company in failing to disclose publicly on a timely basis such transactions by Gary Singer.
 The SEC Complaint asks that the Company and Gary and Steven Singer be enjoined permanently from violating the antifraud, periodic reporting and other provisions of the federal securities laws, that they disgorge the amounts of the alleged profits received by them pursuant to the alleged frauds (stated in the SEC's Litigation Release No. 13432 announcing the filing of the SEC
Complaint as being $1,296,406, $2,323,180 and $174,705, respectively), plus interest, and that they each pay appropriate civil monetary damages.
The SEC Complaint also seeks orders permanently prohibiting Gary and Steven Singer from serving as officers or directors of any public company and disgorgement from certain Singer family members and entities of amounts representing the alleged profits received by such defendants pursuant to the alleged frauds. In February 1993, the court granted a motion staying all proceedings in connection with this matter pending completion of

            THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements
                             (Unaudited)

the criminal case. On January 24, 1994, the Court lifted the stay and directed the defendants to file answers to the SEC Complaint. The Company is currently involved in settlement negotiations with the SEC. At this time, there can be no assurance these negotiations will be successfully concluded.

The imposition of monetary penalties upon the Company as a result of the criminal convictions or in connection with the matters alleged in the SEC Complaint, as well as the incurrence of any additional defense costs, could exacerbate, possibly materially, the Company's liquidity problems and its need to raise funds. See Item 2 "Capital Resources and Liquidity."

The Company is named as a nominal defendant in a shareholder derivative action entitled Harry Lewis and Gary Goldberg v. Gary A. Singer, Steven G. Singer, Arthur C. Bass, Joseph C. Feghali, Warren J. Keegan, Robert S. Holcombe and Robert S. Weiss, which was filed on May 27, 1992 in the Court of Chancery, State of Delaware, New Castle County. On May 29, 1992, another plaintiff, Alfred Schecter, separately filed a derivative complaint in Delaware Chancery Court that was essentially identical to the Lewis and Goldberg complaint. Lewis and Goldberg later amended their complaint, and the Delaware Chancery Court thereafter consolidated the Lewis and Goldberg and Schecter actions as In re The Cooper Companies, Inc. Litigation, Consolidated C.A. 12584, and designated Lewis and Goldberg's amended complaint as the operative complaint (the "First Amended Derivative Complaint"). The First Amended Derivative Complaint alleges that certain directors of the Company and Gary A. Singer, as Co-Chairman of the Board of Directors, caused or allowed the Company to be a party to the "trading scheme" that was the subject of the Indictment. The First Amended Derivative Complaint also alleges that the defendants violated their fiduciary duties to the Company by not vigorously investigating the allegations of securities fraud. The First Amended Derivative Complaint requests that the Court order the defendants (other than the Company) to pay damages and expenses to the Company and certain of the defendants to disgorge their profits to the Company. On October 16, 1992, the defendants moved to dismiss the First Amended Derivative Complaint on grounds that such Complaint fails to comply with Delaware Chancery Court Rule 23.1 and that Count III of the First Amended Derivative Complaint fails to state a claim. The Company has been advised by the individual directors named as defendants that they believe they have meritorious defenses to this lawsuit and intend vigorously to defend against the allegations in the First Amended Derivative Complaint.

The Company was named as a nominal defendant in a purported shareholder derivative action entitled Bruce D. Sturman v. Gary A. Singer, Steven G. Singer, Brad C. Singer, Martin Singer, John D. Collins II, Back Bay Capital, Inc., G. Albert Griggs, Jr., John and Jane Does 1-10 and The Cooper Companies, Inc., which was filed on May 26, 1992 in the Supreme Court of the State of New York, County of New York. The plaintiff, Bruce D. Sturman, a former officer and director of the Company, alleged that Gary A. Singer, as Co-Chairman of the Board of Directors, and various members of the Singer family caused the Company to make improper payments to alleged third-party co-conspirators, Messrs. Griggs and Collins, as part of the "trading scheme" that was the subject of the Indictment. The complaint requested that the Court order the defendants (other than the Company) to pay damages and expenses to the Company, including reimbursement of payments made by the Company to Messrs. Collins and Griggs, and to disgorge their profits to the Company. Pursuant to its decision and order, filed August 17, 1993, the Court dismissed this action under New York Civil Practice Rule 327(a). On September 22, 1993, the plaintiff filed a Notice of Appeal.

             THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements
                             (Unaudited)

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

See Part II, Item 1 herein for a discussion of certain other litigations.

NOTE 4. TEMPORARY INVESTMENTS

Temporary investments consist of current marketable equity and debt securities carried at the lower of aggregate cost or market at the balance sheet date with unrealized losses included in investment income, net in the statement of consolidated operations. Gains or losses realized upon sale (based on the first-in, first-out method) and write-downs necessitated by other than temporary declines in value for all securities and investments are also reflected in investment income, net.

As of January 31, 1994 and October 31, 1993, aggregate cost and market value, and gross unrealized gains and losses for current marketable securities are as follows:


                                   January 31, 1994              October 31, 1993
                                -----------------------      ------------------------
                                  Equity        Debt           Equity         Debt
                                Securities   Securities      Securities    Securities
                                ----------   ----------      ----------    ----------
                                                   (In thousands)
Aggregate cost or carrying
   value . . . . . . . . . . . .  $ 6,786         $1          $ 4,937        $2,651
Aggregate market value . . . . .    5,441          1            4,428         2,010
Gross unrealized gains . . . . .       42          -                -           163
Gross unrealized losses  . . . .    1,387          -              509           804


     As of February 28, 1994, the net unrealized loss of the current marketable securities portfolio was approximately $1,598,000. The Company had no securities transactions, and, therefore, no realized gain or loss in the month of February, 1994.

     Included in investment income (loss), net in the consolidated condensed statement of operations for each of the three months ended January 31, 1994 and 1993 are unrealized gains (losses) of ($195,000) and $1,461,000, respectively, on current marketable securities. Also included in investment income (loss), net for the three months ended January 31, 1994 and 1993 are net realized gains (losses) of ($277,000) and $1,012,000, respectively, on marketable equity and debt securities. The combined impact of the aforementioned net unrealized and realized gains (losses) for each of the three months ended January 31, 1994 and 1993 was a net gain (loss) of ($472,000) and $2,473,000, respectively.

            THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements
                             (Unaudited)

Interest income for each of the three months ended January 31, 1994 and 1993 was $121,000 and $1,204,000, respectively, and is included in investment income
(loss), net.

NOTE 5.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out or average cost basis, or market.

The components of inventories are as follows:


                          January 31,          October 31,
                             1994                 1993
                          -----------          -----------
                                     (In thousands)
     Raw materials          $ 3,355              $ 3,958
     Work-in-process            804                  865
     Finished goods           9,940               10,164
                          ---------            ---------
                            $14,099              $14,987
                          ---------            ---------
                          ---------            ---------



NOTE 6.  INCOME TAXES


Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109) was issued by the Financial Accounting Standards Board in February 1992. Under FAS 109, the Company recognizes income taxes under the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheet and the expected tax impact of carryforwards for tax purposes. A valuation allowance is to be recorded against those tax assets when it is "more likely than not" (as such characterization is defined in FAS 109) that the benefit will not be realized.

FAS 109 was adopted in the first quarter of fiscal 1994. The adoption had no impact on pretax income from continuing operations. No benefit was recognized for operating loss and tax credit carryforwards since the net deferred tax asset was fully offset by a valuation allowance.
                                      11

            THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements
                             (Unaudited)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1994 are presented below:


                                                           (In Thousands)
    Deferred tax assets:
      Accounts receivable, principally due to
       allowance for doubtful accounts                         $ 1,061
      Inventories, principally due to obsolescence reserve         943
      Investments, principally due to unrealized losses            521
      Accrued liabilities, principally due to litigation
       reserves                                                  5,500
      Net operating loss carryforwards                          82,238
      Tax credit carryforwards                                   2,455
      Other                                                        158
                                                               -------
         Total gross deferred tax assets                        92,876

         Less Valuation allowance                               85,341
                                                               -------

         Net deferred tax assets                                 7,535
                                                               -------
    Deferred tax liabilities:
      Plant and equipment, principally due to purchase
       accounting adjustments                                   (7,137)
      Other                                                     (  398)
                                                               -------
         Total gross deferred tax liabilities                   (7,535)
                                                               -------
         Net deferred tax assets                               $     0
                                                               -------
                                                               -------



The valuation allowance for deferred tax assets as of November 1, 1993 was $84,848,000. The net change in the total valuation allowance for the quarter ended January 31, 1994 was an increase of $493,000.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of January 31, 1994 will be allocated as follows:


                                                           (In Thousands)
    Income tax benefit that would be reported in the
      consolidated statement of earnings                       $80,956
    Goodwill and other noncurrent intangible assets              4,385
                                                               -------
                                                               $85,341
                                                               -------
                                                               -------



At January 31, 1994 the Company had net operating loss carryforwards of approximately $242,000,000 available to offset future taxable income. An additional $1,907,000 is available in future periods as accrued expenses become deductible. The Company also has tax credit carryforwards of $2,455,000 available to reduce future tax liabilities. The net operating loss and credit carryforwards expire commencing in 1999.

            THE COOPER COMPANIES, INC. AND SUBSIDIARIES
      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

References to Note numbers below are references to the Notes to Consolidated Condensed Financial Statements of the Company located in Item 1. herein.

                    Capital Resources & Liquidity

On January 6, 1994, the Company completed an Exchange Offer and Consent Solicitation, the terms of which are described in Note 2, pursuant to which the Company issued approximately $22,000,000 aggregate principal amount of 10% Senior Subordinated Secured Notes due 2003 (the "Notes") and paid approximately $4,350,000 in cash in exchange for approximately $30,000,000 aggregate principal amount of its 10 5/8% Convertible Subordinated Reset Debentures due 2005
(the "Debentures").

In connection with the Exchange Offer and Consent Solicitation, the Company amended the indenture governing the Debentures (the "Indenture") to, among other things, eliminate a covenant, with which the Company was not in compliance, requiring the Company to repurchase Debentures. The Company also obtained a waiver (the "Waiver") of any and all Defaults and Events of Default (as such terms are defined in the Indenture) that occurred or may have occurred prior to the expiration of the Exchange Offer and Consent Solicitation at 5:00 p.m., Eastern Standard Time, on January 6, 1994 (the "Expiration Date"), to ensure that the Debentures could not be accelerated based upon any actions, omissions or events, whether known or unknown, that occurred or that may have occurred on or prior to the Expiration Date and that could have been construed to be Defaults or Events of Default (as defined in the Indenture).

As a result of the consummation of the Exchange Offer and Consent Solicitation, the Company has increased its operating and financial flexibility by rendering less onerous or eliminating various restrictions and obligations previously imposed by the Indenture. The Exchange Offer and Consent Solicitation further benefited the Company by reducing the Company's total indebtedness and by decreasing the Company's future interest expense. However, the amendments to the terms of the Debentures also reduced the conversion price at which holders may convert Debentures into shares of the Company's common stock from $27.45 to $5.00 (which amount is still substantially in excess of the current price of the Company's common stock).

During the first quarter of 1994, the Company experienced a net loss of $5,150,000, which resulted in the Company's stockholders' equity moving into a deficit position.
These losses, a large portion of which reflect legal fees and other costs related to the recent criminal trial and SEC matters (see Note 3), together with costs associated with the above-mentioned Exchange Offer, resulted in a decrease of $4,252,000 in the Company's cash and cash equivalents.
The Company currently anticipates that, at least during the remainder of fiscal 1994, it is likely to experience net cash outflows primarily as a result of continued legal and other costs associated with pending litigation, research and development costs of CooperVision Pharmaceuticals, Inc. and certain penalties that may be imposed upon the Company, as discussed below. The Company needs to raise funds through borrowings or other financings or sales of assets. As described in Note 3, the Company has been convicted of six counts of mail fraud and one count of wire fraud based upon the conduct of its former co-Chairman, Gary Singer. The maximum penalty which could be imposed on the Company is the greatest of $500,000 per count, twice the gross gain derived from each count or twice the gross loss suffered by the victim of each count and, in addition, the court could impose a fine equal to restitution. The Company is also the subject of the SEC Complaint alleging violations of the federal securities laws by the Company, Gary Singer and Steven Singer (the Company's

              THE COOPER COMPANIES, INC. AND SUBSIDIARIES
      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


Executive Vice President and Chief Operating Officer and Gary Singer's brother), as described in Note 3. The imposition of monetary penalties upon the Company as a result of the criminal conviction or in connection with the matters alleged in the SEC Complaint, as well as additional defense costs could exacerbate, possibly materially, the Company's liquidity problems and its need to raise funds. Given the Company's current financial condition, there can be no assurance that the Company will be successful in raising the funds which may be required. The Independent Auditors' report on the Company's consolidated financial statements for the fiscal year ended October 31, 1993 contains the following statement:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the past three fiscal years, the Company has suffered significant losses and negative cash flows. In addition, as discussed in Note 18 to the financial statements the Company is exposed to contingent liabilities related to a criminal conviction and a Securities and Exchange Commission action. Such losses, negative cash flows, and contingent liabilities raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties."

In light of the foregoing, even with the successful consummation of the Exchange Offer and Consent Solicitation, there can be no assurance that the Company will not face severe liquidity problems or that the Company could not be forced in the future to seek protection under the Bankruptcy Code. The Company is currently exploring numerous alternatives for raising cash, including selling off its temporary investments, sales and leasebacks, debt financing, factoring and out licensing rights to Verapamil, outside of North America. Verapamil, which is presently completing Phase III testing, is CooperVision Pharmaceuticals' compound patented for the treatment of ocular hypertension and other symptoms of glaucoma. There can be no assurance that the Company will be successful in raising adequate cash through these activities.

                             Results of Operations

Three Months Ended January 31, 1994 Compared with Three Months Ended January 31, 1993.

Net Service Revenue: Net service revenue consists of the following:

                                Three Months Ended      %
                                    January 31,      Increase
                                 1994      1993     (Decrease)
                                -------   -------   ----------
                                  (In Thousands)
  Net patient revenue           $10,531   $11,928     (12%)
  Management fees                   500       500      --
                                -------   -------
                                $11,031   $12,428     (11%)
                                -------   -------
                                -------   -------

            THE COOPER COMPANIES, INC. AND SUBSIDIARIES
      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


Net Patient Revenue: Net patient revenue decreased by $1,397,000 or 12% vs. the first quarter of 1993. Revenues have been pressured by the current industry trend towards increased managed care, which results in decreased daily rates and declines in average lengths of stay. Management is endeavoring to mitigate those pressures by increasing the number of admissions to its hospitals, and by providing outpatient and other ancillary services outside of its hospitals.

Management Fees: On May 29, 1992, PSG Management, Inc. ("PSG Management"), a subsidiary of the Company, entered into a management agreement with three indirect subsidiaries of Nu-Med, Inc. ("Nu-Med"), under which PSG Management is managing three additional hospitals owned by such subsidiaries which have a total of 220 licensed beds. Under the management agreement, PSG Management is to receive a management fee of $6,000,000 payable in equal monthly installments over the three-year term of the agreement. The management agreement is jointly and severally guaranteed by Nu-Med and its wholly-owned subsidiary PsychGroup, Inc., the parent of the contracting subsidiaries which own the managed facilities. On January 6, 1993, Nu-Med (but not any of its direct or indirect subsidiaries) filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Neither the Company nor any of its affiliates filed a proof of claim in the Nu-Med Chapter 11 proceeding, and the bar date (the time for filing proofs of claims) has passed. However, none of the Nu-Med subsidiaries have filed under Chapter 11, and the Nu-Med subsidiaries have paid the management fee on a timely basis, although representatives of Nu-Med and its subsidiaries have alleged in writing that PSG Management has breached the management services agreement (which contention PSG Management vigorously disputes). Moreover, Nu-Med's Proposed Disclosure Statement to accompany its Second Amended Plan of Reorganization, filed with the United States Bankruptcy Court for the Central District of California, indicates that PsychGroup is commencing performance of certain administrative functions performed by PSG Management on a parallel basis.

Net Sales of Products: Net sales of products increased by $1,944,000 or approximately 20%.

                                Three Months Ended      %
                                    January 31,      Increase
                                 1994      1993     (Decrease)
                                -------   -------   ----------
                                  (In Thousands)
  CooperVision                  $ 8,560   $ 6,013      42%
  CooperSurgical                  3,249     3,704     (12%)
  CooperVision Pharmaceuticals       67       215     (69%)
                                -------   -------
                                $11,876   $ 9,932      20%
                                -------   -------
                                -------   -------


Net sales of CooperVision increased primarily due to the April 1, 1993 acquisition of CoastVision, Inc. ("CoastVision"), a manufacturer of custom toric contact lenses for use by patients with astigmatic vision. As anticipated, CooperVision's sales mix has continued to shift towards daily wear and frequent replacement products, as well as specialty products, and away from extended wear products. The Company considers itself to be well positioned to compete successfully in specialty niches of the contact lens market, particularly with its Preference'r' line of frequent replacement lenses and its line of custom toric lenses.

            THE COOPER COMPANIES, INC. AND SUBSIDIARIES
      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


Net sales of CooperSurgical declined primarily due to slower sales of its surgical systems used in the Loop Electrosurgical Excision Procedure ("LEEP"), which is used diagnostically and operatively in the treatment of cervical cancer and other indications in gynecology. This decline was partially offset by increased sales of the Company's LEEP disposable products and the launch of a line of instruments for various laparoscopic (minimally invasive) procedures. The acceptance of minimally invasive procedures and the expansion of the minimally invasive surgical market has provided continued customer demand for CooperSurgical's products. Such products are subject to substantial government regulation and to competition from a large number of competitors.

Net sales of CooperVision Pharmaceuticals have declined primarily as a result of the sale of the EYEscrubTM product line on February 12, 1993.

Cost of Services Provided: Cost of services provided represents all of the operating costs (other than allocations from the Company's headquarters) incurred by HGA in generating its net patient revenues and management fee revenue. The results of subtracting cost of services provided from net service revenue is a profit of $1,192,000 or 10.8% of net service revenue in the first quarter of 1994 and $1,441,000 or 11.6% of net service revenue in the first quarter of 1993. The decreased percentage of profit is primarily attributable to a lower than expected number of patient days at the hospitals operated by HGA, exacerbated by lower daily rates.

Cost of Products Sold: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was as follows:

                                First Quarter Margin %
                                ----------------------
                                   1994        1993
                                   ----        ----
  CooperVision                      71          66
  CooperSurgical                    51          55
  Consolidated                      65          61


Margin for CooperVision has increased due to the realization of efficiencies in manufacturing as well as the impact of cost reduction measures associated with downsizing. Also, the inclusion of higher margin CoastVision products has resulted in a favorable product mix. The margin decrease at CooperSurgical reflects increased sales of endoscopic products used in laparoscopic surgical procedures and sales to international distributors, each of which generates lower margins than CooperSurgical's other products.

Research and Development Expense: Research and development expenses were $1,156,000 and $714,000 in three month periods ended January 31, 1994 and 1993, respectively. The increase is primarily attributable to increased development activity related to CooperVision Pharmaceuticals' calcium channel blocker now completing Phase III clinical studies, partially offset by a decline in research and development project expenses in the CooperSurgical business unit.
                                      16

            THE COOPER COMPANIES, INC. AND SUBSIDIARIES
      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Selling, General and Administrative Expense: Selling, general and administrative (SG&A) expenses by business unit and corporate were as follows:


                                      Three Months Ended          %
                                          January 31,          Increase
                                        1994        1993      (Decrease)
                                      -------     -------     ----------
                                        (In Thousands)
        CooperVision                  $ 3,403     $ 2,735         24%

        CooperSurgical                  1,477       2,335        (37%)

        CooperVision Pharmaceutical       118         247        (52%)

        Corporate/Other                 3,766       6,184        (39%)
                                      -------     -------
                                      $ 8,764     $11,501        (24%)
                                      -------     -------
                                      -------     -------

     SG&A expenses have decreased 24% for the comparable three month periods largely as a result of the Company's settlement of breast implant litigation costs and benefits related to restructuring costs for the consolidation of CooperSurgical facilities and related reorganization costs. CooperVision Pharmaceuticals' SG&A expenses have decreased as a result of the sale of the EYEscrubTM product line on February 12, 1993. Offsetting these decreases are increased SG&A expenses of CooperVision as a result of the CoastVision acquisition on April 1, 1993.

     Settlement of Disputes: In the first quarter of 1994, the Company recorded the following items related to settlement of disputes:

     A credit of $850,000 following receipt of funds by the Company to settle certain claims made by the Company associated with a real estate transaction.

     A charge of $2,800,000 which represents the Company's estimate of costs which may be required to settle certain disputes and other litigations now pending.

     Debt Restructuring Costs: In the fourth quarter of 1993, the Company recorded a charge of $2,131,000 for debt restructuring costs which reflected the Company's estimate of transaction costs associated with the Exchange Offer and Consent Solicitation. See Note 2. These costs included amounts paid or to be paid to the Company's attorneys, accountants and financial advisor, printer's fees, fees of the financial advisor to the informal committee of holders of Debentures and its attorneys, and fees of the Information Agent and the Exchange Agent. In the first quarter of 1994, the Company has recorded an additional charge of $429,000 to refine the estimate.

     Investment Income, Net: Included in investment income, net is interest income of $121,000 and $1,204,000 for the three months ended January 31, 1994 and 1993, respectively. The decrease primarily reflects the Company's use of cash for operating purposes, the acquisition of CoastVision on April 1, 1993, and a shift in
                                      17

            THE COOPER COMPANIES, INC. AND SUBSIDIARIES
      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

investment strategy towards instruments with lower risk and correspondingly, lower returns. Also included in investment income, net are net gains (losses) on temporary investments of ($472,000) and $2,473,000 for the three months ended January 31, 1994 and 1993, respectively. See Note 4.

Gain on Sales of Assets and Businesses, Net: In the first quarter of 1994, the Company sold two parcels of land for cash and notes for a net gain of $134,000. The Company also sold its EYEscrubTM trademark in Canada for a net gain of $80,000.

Other Income, Net: Other income, net was $35,000 and $245,000 for the three months ended January 31, 1994 and 1993, respectively. Other income in 1993 primarily includes consent fees, extension fees and collection fees related to the Company's temporary investment activity.

Interest Expense: The decrease in interest expense for the comparable three month periods is due to the reduction of debt of HGA and the effect of the Exchange Offer and Consent Solicitation described in Note 2.

Provision for Income Taxes: The provision for income taxes in both the three months ended January 31, 1994 and 1993 reflect state income and franchise taxes. See Note 6.

Extraordinary Items: The extraordinary item for the three months ended January 31, 1993 reflects an extraordinary gain of $924,000, or $.03 per common share, on the purchase by the Company of $4,846,000 principal amount of its Debentures in November 1992.

Earnings Per Share: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the respective periods, after deducting preferred dividends from earnings.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


The Company is a defendant in a number of legal actions relating to its past or present business in which plaintiffs are seeking damages.

For a description of the Indictment and the SEC Complaint, See Note 3 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

The Company was named in an action entitled Bruce D. Sturman v. The Cooper Companies, Inc. and Does 1-100, Inclusive, first brought on July 24, 1992 in the Superior Court in the State of California, Los Angeles, County. Mr. Sturman alleged that his suspension from his position as Co-Chairman of the Board of Directors constituted, among other things, an anticipatory breach of his employment agreement. On May 14, 1993, Mr. Sturman filed a First Amended Complaint in the Superior Court of the State of California, County of Alameda, Eastern Division, the jurisdiction to which the original case had been transferred. In the Amended Complaint, Mr. Sturman alleged that by first suspending and then terminating him from his position as Co-Chairman, the Company breached his employment agreement, violated provisions of the California Labor Code, wrongfully terminated him in violation of public policy, breached its implied covenant of good faith and fair dealing, defamed him, invaded his privacy and intentionally inflicted emotional distress, and was otherwise fraudulent, deceitful and negligent. The Amended Complaint seeks declaratory relief, damages in the amount of $5,000, treble and punitive damages in an unspecified amount, and general, special and consequential damages in the amount of at least $5,000,000. In March 1993, the Court ordered a stay of all discovery in this action until further order of the Court and thereafter scheduled a conference for January 14, 1994 to review the status of the stay. The Court subsequently modified the stay to permit the taking of the deposition of one witness who will not be available to testify at trial. On September 24, 1993, Mr. Sturman filed a Second Amended Complaint, setting forth the same material allegations and seeking the same relief and damages as set forth in the First Amended Complaint. On January 7, 1994, the Company filed an Answer, generally denying all of the allegations in the Second Amended Complaint, and also filed a Cross-Complaint against Mr. Sturman. On January 14, 1994, the Court continued in place the stay on all discovery and scheduled a case management conference to review the status of the stay. At that conference, held in February 1994, the stay on discovery was lifted and trial was set for October 21, 1994. A settlement conference was held that same day, however, no agreement was reached and no further discussions were scheduled. Based on management's current knowledge of the facts and circumstances surrounding Mr. Sturman's termination, the Company believes that it has meritorious defenses to this lawsuit and intends to defend vigorously against the allegations in the Second Amended Complaint.

In two virtually identical actions, Frank H. Cobb, Inc. v. The Cooper Companies, Inc., et al and Arthur J. Korf v. The Cooper Companies, Inc., et al, class action complaints were filed in the United States District Court for the
Southern District of New York in August 1989, against the Company and certain individuals who served as officers and/or directors of the Company after June 1987. In their Fourth Amended Complaint filed in September 1992, the plaintiffs allege that they are bringing the
                                      19

                    PART II - OTHER INFORMATION

actions on their own behalf and as class actions on behalf of a class consisting of all persons who purchased or otherwise acquired shares of the Company's common stock during the period May 26, 1988 through February 13, 1989. The amended complaints seek an undetermined amount of compensatory damages jointly and severally against all defendants. The complaints, as amended, allege that the defendants knew or recklessly disregarded and failed to disclose to the investing public material adverse information about the Company. Defendants are accused of having allegedly failed to disclose, or delayed in disclosing, among other things: (a) that the allegedly real reason the Company announced on May 26, 1988 that it was dropping a proposed merger with Cooper Development Company, Inc. was because the Company's banks were opposed to the merger; (b) that the proposed sale of Cooper Technicon, Inc., a former subsidiary of the Company, was not pursuant to a definitive sales agreement but merely an option: (c) that such option required the approval of the Company's debentureholders and preferred stockholders; (d) that the approval of such sale by the Company's debentureholders and preferred stockholders would not have been forthcoming absent extraordinary expenditures by the Company; and (e) that the purchase agreement between the Company and Miles, Inc. for the sale of Cooper Technicon, Inc. included substantial penalties to be paid by the Company if the sale was not consummated within certain time limits and that the sale could not be consummated within those time limits. The amended complaints further allege that the defendants are liable for having violated Section 10(b) of the Securities Exchange Act and Rule 10(b)-5 thereunder and having engaged in common law fraud. Based on management's current knowledge of the facts and circumstances surrounding the events alleged by plaintiffs as giving rise to their claims, the Company believes that it has meritorious defenses to these lawsuits and intends vigorously to defend against the allegations in the amended complaints. The parties are engaged in settlement negotiations; however, there can be no assurances that these discussions will be successfully concluded.

Item 2. Changes in Securities

On January 6, 1994, the Company consummated an Exchange Offer and Consent Solicitation in which it issued approximately $22,000,000 principal amount of Notes and paid approximately $4,350,000 in cash ($725 principal amount of Notes and $145 in cash for each $1,000 principal amount of Debentures in exchange for approximately $30,000,000 aggregate principal amount of Debentures (out of $39,384,000 aggregate principal amount then outstanding). The Company also obtained, pursuant to the Exchange Offer and Consent Solicitation, consents of the holders of Debentures to (i) certain proposed amendments to the Indenture to the Debentures and (ii) a waiver of any defaults under the Indenture. Following the exchange, approximately $9,400,000 aggregate principal amount of Debentures remain outstanding.

On January 6, 1994, after receiving consents from holders of a majority of the outstanding principal amount of Debentures not owned by the Company or its affiliates, the Company and the Trustee under the Indenture executed the Second Supplemental Indenture effecting the proposed amendments, which eliminated or modified various covenants in the Indenture, as described below.

The Notes bear interest from September 1, 1993 at a rate equal to 10% per annum. (Interest accrued from September 1, 1993 was not paid on Debentures tendered and accepted pursuant to the Exchange Offer and Consent Solicitation.) Interest on the Notes is payable quarterly on each March 1, June 1, September 1 and December 1, commencing March 1, 1994. The Notes are redeemable solely at the option of the
                                      20

                    PART II - OTHER INFORMATION

Company, in whole or in part, at any time, at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon to the redemption date. The Company is not required to effect any mandatory redemptions or make any sinking fund payments with respect to the Notes, except in connection with certain sales or other dispositions of, or certain financings secured by the collateral securing the Notes. Pursuant to a pledge agreement dated as of January 6, 1994, between the Company and the trustee for the holders of the Notes, the Company has pledged a first priority security interest in all of its right, title and interest in stock of its subsidiaries, HGA and CooperSurgical, all additional shares of stock of, or other equity interests in HGA and CooperSurgical from time to time acquired by the Company, all intercompany indebtedness of HGA and CooperSurgical from time to time held by the Company, and except as set forth in the indenture governing the Notes, the proceeds received from the sale or disposition of any or all of the foregoing. The Notes rank senior in right of payment to the Debentures but are subordinated in right of payment to all Senior Debt (as defined in the indenture governing the Notes), except with respect to the collateral securing the Notes. The indenture governing the Notes contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, make Restricted Payments (as defined in such indenture), enter into certain transactions with affiliates and incur senior subordinated indebtedness and limit the ability of HGA and its subsidiaries to incur additional indebtedness. A full description of the pledge agreement and terms of the indenture governing the Notes is included in the Company's Amended and Restated Offer to Exchange and Consent Solicitation filed with the SEC on December 15, 1993.

The following is a summary of certain changes to the Indenture that were effected by the Second Supplemental Indenture. The following description does not purport to be complete and is qualified in its entirety by reference to the Indenture and the Second Supplemental Indenture. Capitalized terms have the meanings set forth in the Indenture or the Second Supplemental Indenture.

Amendment of Covenant Limiting Restricted Payments

Subject to certain exceptions, under the covenant entitled "Limitation on Restricted Payments" (Section 4.04), the Company was permitted to make Restricted Payments only to the extent that the aggregate amount of all such Restricted Payments subsequent to July 31, 1989 (the "Statement Date"), did not exceed the sum of (i) 50% of the aggregate Consolidated Net Income of
the Company  earned subsequent   to  the  Statement  Date  or  100%  of  any
aggregate deficit in Consolidated Net Income, (ii) the aggregate net proceeds from the issuance or sale (other than to a Subsidiary or Affiliate of the Company) after the Statement Date of certain capital stock of the Company, (iii) the aggregate net proceeds from the issuance or sale (other than to a Subsidiary or Affiliate of the Company) subsequent to the Statement Date of certain Indebtedness that was thereafter converted into capital stock of the Company and (iv) upon the conversion of the Debentures pursuant to their terms, the lesser of (A) the fair market value of the Common Stock issued therefor or (B) the principal amount of Debentures so converted. The Company was unable to make Restricted Payments pursuant to the foregoing formula. In addition, the Company could not pay any dividend or make any distributions on its capital stock (other than in certain types of capital stock) unless certain additional conditions were met, including that the Board of Directors of the Company must have received the opinion of an investment banking firm of national reputation to the effect that such a dividend or distribution is in the best interests of the Company and its stockholders. The Second Supplemental

                    PART II - OTHER INFORMATION


Indenture amended the covenant to conform such covenant to the more lenient covenant in the indenture to the Notes and thereby allows certain Restricted Payments to occur, including payment of cash dividends on the Company's Series B Preferred Stock and dividends or distributions payable in Equity Interests issued by a Subsidiary of the Company; provided, however, that, as of the date of each dividend or distribution paid, the aggregate amount of Equity Interests of each Subsidiary of the Company being paid in such dividend or distribution, when added to the aggregate amount of all Equity Interests of such Subsidiary previously paid in all dividends or distributions pursuant to this exception since January 6, 1994, shall not exceed 20% of the outstanding Equity Interests of such Subsidiary.

Amendment of Covenant Limiting Incurrence of Additional Indebtedness

The Second Supplemental Indenture amended the covenant entitled "Limitation on Indebtedness" (Section 4.10), which limited the ability of the Company to incur additional indebtedness unless a specified Cash Flow Coverage Ratio was met. The Second Supplemental Indenture permits the Company to incur substantial amounts of additional Indebtedness. For example, among other Indebtedness, the Company and its subsidiaries (other than HGA and its subsidiaries) will be able to incur additional Indebtedness of up to $50,000,000 at any one time outstanding and to incur, without any restriction as to amount, Purchase Money Indebtedness. The Second Supplemental Indenture will not restrict HGA and its subsidiaries from incurring Indebtedness.

Deletion of Maintenance of Adjusted Net Worth Covenant

The Second Supplemental Indenture deletes the covenant entitled "Maintenance of Adjusted Net Worth" (Section 4.09), which provided that if the Company's Adjusted Net Worth at the end of each of any two consecutive fiscal quarters was equal to or less than $41,500,000, the Company would have to make an offer to purchase $15,000,000 principal amount of the Debentures at a purchase price equal to the optional redemption price then in effect pursuant to the terms of the Debentures, plus accrued interest to the purchase date. As a result of the losses experienced by the Company, the Company's Adjusted Net Worth was $24,580,000 at April 30, 1993 and $10,965,000 at July 31, 1993. As a result, the
Company was required pursuant to this covenant to make such required offers to purchase.

Deletion of Repurchase Offer Covenant

The Second Supplemental Indenture deleted the covenant entitled "Repurchase Offer" (Section 4.14), which would have required the Company to make an offer to purchase all Debentures outstanding on June 15, 1995, at 100% of the principal amount thereof, plus accrued interest through the purchase date, if, as of January 31, 1995, the Company's Adjusted Net Worth were less than $350,000,000 or the Company's Cash Flow Coverage Ratio were less than 5 to 1.

Reduction of Conversion Price

The conversion price at which holders may convert Debentures into shares of the Company's Common Stock was reduced from $27.45 per share to $5.00 per share, which amount is still substantially in excess of the current market price of the Common Stock.
                                      22

                    PART II - OTHER INFORMATION

Amendment of Certain Events of Default

Section 6.01 of the Indenture ("Events of Default") provided that, among other things, it was an Event of Default under the Indenture if (i) an event of default occurred under any other instruments under which there may have been issued or by which there may have been secured or evidenced any indebtedness for money borrowed by the Company or any Subsidiary (or the payment of which was guaranteed by the Company or a Subsidiary), (ii) the effect of such event of default was to cause or permit the acceleration of such indebtedness prior to its expressed maturity and (iii) such event of default resulted in an acceleration of an aggregate amount of such indebtedness in excess of $1,000,000. The Second Supplemental Indenture excludes from this provision events of default under debt instruments of a Subsidiary, unless payment under such instrument is guaranteed by the Company. The Second Supplemental Indenture also requires that in order for there to be an Event of Default under this provision, the event of default under such other debt instruments must result in an acceleration of an aggregate amount of indebtedness of $5,000,000 or more.

Conforming Amendments to Debentures; Correction of Inconsistency

The Second Supplemental Indenture includes amendments to the certificates representing the Debentures corresponding to the amendments that were made to the Indenture. In addition, there was an inconsistency between the definition of "Senior Debt" (i.e., debt to which the Debentures are subordinated) in the Indenture and the definition of such term in the certificates representing the Debentures. In summary, the Indenture defined "Senior Debt" as all Debt unless such Debt expressly provided that it is not senior or superior in right of payment to the Debentures. The certificates representing the Debentures defined Senior Debt as Debt which by its terms was expressly senior to the Debentures. The Second Supplemental Indenture resolved the inconsistency by conforming the certificates to the terms in the Indenture.

Deletion of Covenant Limiting Ranking of Future Indebtedness

The Second Supplemental Indenture deleted the covenant entitled "Limitation on Ranking of Future Indebtedness" (Section 4.11), which provided that the Company could not incur Indebtedness that was subordinated in right of payment to any Senior Debt and senior in right of payment to the Debentures.

Deletion of Covenant Limiting Advances to Unconsolidated Persons

The Second Supplemental Indenture deleted the covenant entitled "Advances to Unconsolidated Persons" (Section 4.18), which prohibited the Company and its Subsidiaries from (i) making any direct or indirect advance, loan, guarantee, transfer (pursuant to contract or otherwise) or other extension of credit or capital contribution (not evidenced by equity securities) to any person that was not consolidated with the Company for financial reporting purposes, and (ii) maintaining for more than 18 months an equity interest in any person that was not consolidated with the Company for financial reporting purposes. This covenant was replaced with certain, more flexible, restrictions on Investments which permit the Company to make Permitted Investments.

                    PART II - OTHER INFORMATION

Amendment of Covenant Limiting Mergers, etc.

The Second Supplemental Indenture amended the covenant entitled "When the Company May Merge, etc." (Section 5.01) which, among other things, required the Company to meet certain requirements in order to consolidate, merge with or into, or transfer or lease all or substantially all of its assets to, any person, including, but not limited to, the requirement that the corporation to which a sale or conveyance of all or substantially all of the Company's assets has been made assume by supplemental indenture all the obligations of the Company under the Debentures or the Indenture. The Second Supplemental Indenture deleted the provisions of this covenant that restricted the sale by the Company of all or substantially all of its assets, including the provisions that required the corporation to which a sale or conveyance of all or substantially all of the Company's assets has been made to assume by supplemental indenture all the obligations of the Company under the Indenture and the Debentures.

Amendment of Covenant Requiring Purchase of Debentures Upon a Change of Control

The Second Supplemental Indenture amended the covenant entitled "Change of Control Offer" (Section 4.17) to provide that no Debentures could be purchased unless and until the company purchased all the Notes required to be purchased pursuant to the covenant entitled "Change of Control" in the indenture to the Notes.

Deletion of Covenant Prohibiting Certain Agreements by Company and Subsidiaries

The Second Supplemental Indenture deleted the covenant entitled "Prohibition on Certain Agreements by Company and Subsidiaries" (Section 4.15) which prohibited the Company and its Subsidiaries from entering into any contract or agreement that prohibited by express reference the payment of principal of or interest on the Debentures so as to clarify that the Company and its subsidiaries may incur senior indebtedness.

Conforming Amendment to Covenant Limiting Transactions with Affiliates

The Second Supplemental Indenture amended the covenant entitled "Limitation on Transactions with Affiliates" (Section 4.12), as well as the definition of the term "Affiliate," to conform such covenant and definition to the corresponding covenant and definition in the indenture to the Notes.

Other Changes to Indenture and Debentures

The Second Supplemental Indenture amended the covenant entitled "Compliance Certificate" (Section 4.03) to confirm such covenant to the applicable section of the Trust Indenture Act of 1939, as amended. The Second Supplemental Indenture also amended certain provisions of the Indenture to clarify that any notices by the Trustee or the holders of Debentures to the Company must be in writing. In addition, the Second Supplemental Indenture amended the certificates representing the Debentures to clarify that the terms of the Second Supplemental Indenture would govern any inconsistencies between the  Debentures  and the Indenture.
                                      24

                    PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


   (a)  Exhibits


   Exhibit
   Number               Description
   -------              -----------
   11                   Calculation of Net Income (Loss) Per Common Share





   (b) The Company filed the following reports on Form 8-K during the period from November 1, 1993 to January 31, 1994.


   Date of
   Report               Item Reported
   -------              -------------
   January 7, 1994      Item 5.  Other Events.

   January 14, 1994     Item 5.  Other Events.

                                      25

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     The Cooper Companies, Inc.
                                ------------------------------------
                                            (Registrant)


Date:  March 17, 1994                   /s/ Robert S. Weiss
                                ------------------------------------
                                Senior Vice President, Treasurer and
                                   Chief Financial Officer

                                        26

            THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                          Index of Exhibits
                          -----------------

Exhibit No.                                                     Page No.
- ----------                                                      --------
11            Calculation of Net Income (Loss) Per Common Share     28