Form 10-Q
period 1994-04-30
COOPER COMPANIES INC
filed 1994-06-13
CIK 711404

                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C.   20549
                                              FORM 10-Q


                 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarterly Period Ended  April 30, 1994

                 ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       For the transition period from            to


                  Commission File Number 1-8597


                                       The Cooper Companies, Inc.
                        (Exact name of registrant as specified in its charter)



                            Delaware                              94-2657368
                   (State or other jurisdiction of            (I.R.S. Employer
                    incorporation or organization)          Identification No.)


                    One Bridge Plaza, Fort Lee, New Jersey             07024
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

                                                             Yes  X     No
                                                                 ----

            Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.


              Common Stock, $.10 par value          30,360,236  Shares
                        Class                  Outstanding at May 31, 1994

                             THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                                INDEX

                                                                       Page No.
                                                                       --------
             PART I.   FINANCIAL INFORMATION

                Item 1.  Financial Statements

                             Consolidated Condensed Balance Sheet -
                                 April 30, 1994 and October 31, 1993        3

                             Statement of Consolidated Operations -
                                 Three and Six Months Ended April 30,
                                 1994 and 1993                              4

                             Consolidated Condensed Statement
                                 of Cash Flows - Six Months Ended
                                 April 30, 1994  and  1993                  5

                             Notes to Consolidated Condensed
                                 Financial Statements                      6-12


                Item 2.   Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations                                  13-19

              PART II.    OTHER INFORMATION

                Item 1.   Legal Proceedings                               20-21

                Item 6.   Exhibits and Reports on Form 8-K                 22

              Signature                                                    23

              Index of Exhibits                                            24

                                   PART I.  FINANCIAL INFORMATION
                                    Item 1.  FINANCIAL STATEMENTS
                             THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                                 Consolidated Condensed Balance Sheet
                                            (In thousands)
                                             (Unaudited)

                                                                   April 30,   October 31,
                                               ASSETS                1994         1993
                                                                  ----------   ----------
          Current assets:
            Cash and cash equivalents                             $  9,092      $  10,113
            Restricted cash                                             46            306
            Temporary investments                                      124          6,438
            Receivables:
              Trade and patient accounts, net                       18,603         14,298
              Other                                                    583          2,821
                                                                  --------      ---------
                                                                    19,186         17,119
                                                                  --------      ---------
            Inventories                                             13,248         14,987
            Other current assets                                     1,464          2,912
                                                                  --------      ---------
                        Total current assets                        43,160         51,875
                                                                  --------      ---------
          Property, plant and equipment at cost                     44,910         48,294
            Less, accumulated depreciation and amortization          9,285          8,399
                                                                  --------      ---------
                                                                    35,625         39,895
                                                                  --------      ---------
          Intangibles, net:
            Excess of cost over net assets acquired                 14,389         14,661
            Other                                                    1,409          1,624
                                                                  --------      ---------
                                                                    15,798         16,285
                                                                  --------      ---------
          Other assets                                               1,327          1,469
                                                                  --------      ---------
                                                                  $ 95,910      $ 109,524
                                                                  --------      ---------
                                                                  --------      ---------

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          Current liabilities:
            Current installments of long-term debt:
              10 5/8% Convertible Subordinated Reset
                Debentures due 2005                               $      -      $   4,350
              Other                                                  1,488          1,499
                                                                  --------      ---------
                                                                     1,488          5,849
                                                                  --------      ---------
            Accounts payable                                         4,837          4,269
            Employee compensation, benefits and severance            6,004          5,961
            Other accrued liabilities                               22,393         21,079
            Income taxes payable                                    14,946         14,837
                                                                  --------      ---------
                        Total current liabilities                   49,668         51,995
                                                                  --------      ---------
          Long-term debt:
            10% Senior Subordinated Secured Notes due 2003          25,732              -
            10-5/8% Convertible Subordinated Reset Debentures
              due 2005                                               9,208         34,647
            Other, less current installments                        12,241         13,430
                                                                  --------      ---------
                                                                    47,181         48,077
                                                                  --------      ---------
          Other noncurrent liabilities                               7,750          9,000
                                                                  --------      ---------
                        Total liabilities                          104,599        109,072
                                                                  --------      ---------
          Commitments and Contingencies (See Note 3)
          Stockholders' equity (deficit):
            Series B preferred stock, $.10 par value                     -              -
            Common stock, $.10 par value                             3,013          3,013
            Additional paid-in capital                             179,810        179,810
            Translation adjustments                                   (397)          (223)
            Accumulated deficit                                   (190,743)      (181,743)
            Unamortized restricted stock award compensation           (372)          (405)
                                                                  --------      ---------
                        Total stockholders' equity (deficit)        (8,689)           452
                                                                  --------      ---------
                                                                  $ 95,910      $ 109,524
                                                                  --------      ---------
                                                                  --------      ---------

                                 See accompanying notes.

                              THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                            Consolidated Condensed Statement of Operations
                               (In thousands, expect per share figures)
                                             (Unaudited)

                                                  Three Months Ended     Six Months Ended
                                                      April 30,              April 30,
                                                   1994       1993         1994       1993
                                                 --------   --------     --------   --------
          Net service revenue                    $ 11,783   $ 12,245     $ 22,814   $ 24,673
          Net sales of products                    12,672     11,414       24,548     21,346
                                                 --------   --------     --------   --------
            Net operating revenue                  24,455     23,659       47,362     46,019
                                                 --------   --------     --------   --------
          Cost of services provided                10,587     10,951       20,426     21,938
          Cost of products sold                     4,582      4,158        8,707      7,988
          Research and development expense          1,172        616        2,328      1,330
          Selling, general and administrative
            expense                                 8,428     12,168       17,192     23,669
          Cost of restructuring operations              -        451            -        451
          Settlement of disputes                    2,000          -        3,950          -
          Debt restructuring costs                      -          -          429          -
          Amortization of intangibles                 212        179          422        363
          Investment income (loss), net           (   129)   (   249)     (   480)     3,428
          Gain on sales of assets and
            businesses, net                             -        620          214        620
          Other income (expense), net             (    93)   (    59)     (    58)       186
          Interest expense                          1,024      1,536        2,426      3,170
                                                 --------   --------     --------   --------
          Loss from continuing operations
            before income taxes                   ( 3,772)   ( 6,088)     ( 8,842)   ( 8,656)
          Provision for income taxes                   78         95          158        211
                                                 --------   --------     --------   --------
          Loss from continuing operations
            before extraordinary  item            ( 3,850)   ( 6,183)      (9,000)   ( 8,867)
          Loss on sale of discontinued
            operations, net of taxes                    -    (13,657)           -    (13,657)
                                                 --------   --------     --------   --------
          Loss before extraordinary item          ( 3,850)   (19,840)      (9,000)   (22,524)
          Extraordinary item                            -          -            -        924
                                                 --------   --------     --------   --------
          Net loss                                ( 3,850)   (19,840)      (9,000)   (21,600)
          Dividend requirements on Senior
            Exchangeable Redeemable Restricted
            Voting Preferred Stock                      -    (   160)           -    (   320)
                                                 --------   --------     --------   --------

          Net loss applicable to  common stock   $( 3,850)  $(20,000)    $ (9,000)  $(21,920)
                                                 --------   --------     --------   --------
                                                 --------   --------     --------   --------

          Net income (loss) per common share:
          Loss from continuing operations
            before extraordinary item            $(   .13)  $(   .22)    $(   .30)  $(   .31)
          Loss from discontinued operations             -    (   .45)           -    (   .45)
                                                 --------   --------     --------   --------

          Loss before extraordinary item          (   .13)   (   .67)     (   .30)   (   .76)
          Extraordinary item                            -          -            -        .03
                                                 --------   --------     --------   --------

          Net loss per common share              $(   .13)  $(   .67)    $(   .30)  $(   .73)
                                                 --------   --------     --------   --------
                                                 --------   --------     --------   --------

          Average number of common shares
            outstanding                            30,500     30,033       30,461     30,048
                                                 --------   --------     --------   --------
                                                 --------   --------     --------   --------

                                See accompanying notes

                             THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                            Consolidated Condensed Statement of Cash Flows
                                            (In thousands)
                                             (Unaudited)

                                                                    Six Months Ended
                                                                         April 30,
                                                                    1994         1993
                                                                 ----------   ----------
          Net cash used by operating activities                  $(   4,372)  $(  22,468)
                                                                 ----------   ----------
          Cash flows from investing activities:
            Cash from sales of assets and businesses
             (including releases of cash from escrow)                 2,622        9,900
            Purchase of CoastVision, Inc. net of
              cash acquired                                              -     (   9,794)
            Sales of temporary investments                            7,188       21,591
            Purchases of temporary investments                           -     (   3,689)
            Purchases of property, plant and equipment            (     307)   (   1,005)
                                                                 ----------   ----------
          Net cash provided by investing activities                   9,503       17,003

          Cash flows from financing activities:
            Payments associated with the Exchange Offer
              and Consent Solicitation including debt
              restructuring costs                                   ( 5,402)         -
            Purchase of the Company's 10 5/8% Debentures                  -    (   3,861)
            Payments of notes payable related to acquisition              -    (     400)
            Payments of current installments of long-term debt    (     750)   (   3,368)
                                                                 ----------   ----------
          Net cash used by financing activities                   (   6,152)   (   7,629)
                                                                 ----------   ----------

          Net decrease in cash and cash equivalents               (   1,021)   (  13,094)
          Cash and cash equivalents - beginning of period            10,113       38,078
                                                                 ----------   ----------

          Cash and cash equivalents - end of period              $    9,092   $   24,984
                                                                 ----------   ----------
                                                                 ----------   ----------

          Cash paid for:
            Interest                                             $    2,266   $    3,285
                                                                 ----------   ----------
                                                                 ----------   ----------
            Income taxes                                         $       49   $      109
                                                                 ----------   ----------
                                                                 ----------   ----------

          Significant non-cash transactions:
            Pay-in-kind stock dividends on Senior
            Exchangeable Restricted Voting Preferred
            Stock                                                $        -   $      320
                                                                 ----------   ----------
                                                                 ----------   ----------

            January 1994 Issuance of $22,000,000 of Notes and payment of approximately $4,350,000 in cash
            (exclusive of transaction costs) in exchange for approximately $30,000,000 of Debentures. See Note 2.

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

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). Readers are encouraged to refer to the Company's 1993 Form 10-K when reviewing interim financial results.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 1994 and October 31, 1993 and the consolidated results of its operations for the three and six month periods ended April 30, 1994 and 1993, and its consolidated cash flows for the six months ended April 30, 1994 and 1993. With the exception of certain adjustments discussed in Part I, Item 2 under "Settlement of Disputes," such adjustments consist of only normal and recurring adjustments. Certain reclassifications have been applied to prior period financial statements to conform such statements to the current periods' presentation. None of such reclassifications had any impact on net loss.

Note 2. Exchange Offer and Consent Solicitation

On January 6, 1994, the Company consummated an Exchange Offer and Consent Solicitation in which it issued approximately $22,000,000 of 10% Senior Subordinated Secured Notes due 2003 (the "Notes") and paid approximately $4,350,000 in cash ($725 principal amount of Notes and $145 in cash for each $1,000 principal amount of 10 5/8% Convertible Subordinated Reset Debentures due 2005 (the "Debentures")) in exchange for approximately $30,000,000 aggregate principal amount of Debentures (out of $39,384,000 aggregate principal amount then outstanding). The Company also obtained, pursuant to the Exchange Offer and Consent Solicitation, consents of the holders of
Debentures to (i) certain proposed amendments governing the indenture   to
the Debentures (the "Indenture") and (ii) a waiver of any defaults under the Indenture. Following the exchange, approximately $9,400,000 aggregate principal amount of Debentures remains outstanding.

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

The Exchange Offer and Consent Solicitation  has  been  accounted  for  in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Consequently, the difference between the carrying value of the Debentures exchanged less the face value of the Notes issued and the aggregate cash payment for the Debentures was recorded as a deferred premium aggregating approximately $4,000,000 as of the date of the Exchange. The Company is recognizing the benefit of the deferred premium as a reduction to the
effective interest rate on the Notes over  the  life  of  the  issue.   In
addition, the Company recorded a charge of $2,131,000 in the fourth quarter of 1993 and an additional charge of $429,000 in the first quarter of 1994 for costs related to the Exchange Offer and Consent Solicitation.

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

On January 13, 1994, the Company was found guilty on six counts of mail fraud and one count of wire fraud based upon Mr. Singer's conduct, but acquitted of charges of conspiracy and aiding and abetting violations of the
Investment Advisers Act.  Mr. Singer was found guilty on 21  counts.   One
count against Mr. Singer and the Company was dismissed at trial and two counts against Mr. Singer relating to forfeiture penalties were resolved by stipulation between the government and Mr. Singer. Sentencing is currently scheduled for June 24, 1994. The maximum penalty which could be imposed on the Company is the greater of (i) $500,000 per count, (ii) twice the gross gain derived from the offense or (iii) twice the gross loss suffered by the victim of the offense, and a $200 special assessment. In addition to the penalties described in (i), (ii) or (iii), the Court could order the Company to make restitution. Mr. Singer's attorney has advised the Company that Mr.
Singer intends to appeal his conviction.   Although  the  Company  may  be
obligated under its Certificate of Incorporation to advance the costs of such appeal, the Company and Mr. Singer have agreed that Mr. Singer will not
request  such  advances,  but  that  he  will  reserve   his   rights   to
indemnification in the event of a successful appeal.

Also on November 10, 1992, the SEC filed a civil Complaint for Permanent Injunction and Other Equitable Relief (the "SEC Complaint") in the United States District Court for the Southern District of New York against the Company, Gary A. Singer, Steven G. Singer (an Executive Vice President of the Company, presently on leave of absence, and Gary Singer's brother), and, as relief defendants, certain persons related to Gary and Steven Singer and certain entities in which they and/or those related persons have an interest. The SEC Complaint alleges that the Company and Gary and Steven Singer violated various provisions of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), including certain of its antifraud and periodic reporting provisions, and aided and abetted violations of the Investment Company Act and the Investment Advisors Act, in connection with the trading scheme described in the preceding paragraphs. The SEC Complaint further alleges, among other things, federal securities law violations (i) by the Company and Gary Singer in connection with an alleged manipulation of the trading price of the Company's 10 5/8% Convertible Subordinated Reset Debentures due 2005 (the "Debentures") to avoid an interest rate reset allegedly required on June 15, 1991 under the terms of the Indenture governing the Debentures, (ii) by Gary Singer in allegedly transferring profits on trades of high yield bonds (including those trades in the DR Holdings Bonds which were the subject of certain counts of the Indictment of which Mr. Singer was found guilty) from the Company to members of his family and failing to disclose such transactions to the Company, and (iii) by the Company in failing to disclose publicly on a timely basis such transactions by Gary Singer. The SEC Complaint asks

               THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                               (Unaudited)

that the Company and Gary and Steven Singer be enjoined permanently from violating the antifraud, periodic reporting and other provisions of the federal securities laws, that they disgorge the amounts of the alleged profits received by them pursuant to the alleged frauds (stated in the SEC's Litigation Release No. 13432 announcing the filing of the SEC Complaint as being $1,296,406, $2,323,180 and $174,705, respectively), plus interest, and that they each pay appropriate civil monetary damages. The SEC Complaint also seeks orders permanently prohibiting Gary and Steven Singer from serving as officers or directors of any public company and disgorgement from certain Singer family members and entities of amounts representing the alleged profits received by such defendants pursuant to the alleged frauds. In February 1993, the court granted a motion staying all proceedings in
connection with this matter pending completion of the criminal  case.   On
January 24, 1994, the Court lifted the stay and directed the defendants to file answers to the SEC Complaint. The Company is currently involved in settlement negotiations with the SEC, and the time to file answers to the SEC Complaint has been postponed. At this time, there can be no assurances that these negotiations will be successfully concluded.

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

On September 2, 1993, a patent infringement complaint was filed against the Company in the United States District Court for the District of Nevada captioned Steven P. Shearing v. The Cooper Companies, Inc. On or about that same day, the plaintiff filed twelve additional complaints, accusing at least fourteen other defendants of infringing the same patent. The patent in these suits covers a specific method of implanting an intraocular lens into the eye. Until February 1989, the Company manufactured intraocular lenses and ophthalmic instruments, but did not engage in the implantation of such lenses. Subsequent to February 1989, the Company was not involved in the manufacture, marketing or sale of intraocular lenses. On April 4, 1994 all of Shearing's Complaints were dismissed; Schearing has moved for leave to file an amended complaint and the Company, and the other defendants have opposed the motion. The Company denies the material allegations of Shearing's complaint and should the case proceed to trial, it will vigorously defend itself.

In two virtually identical actions, Frank H. Cobb, Inc. v. The Cooper Companies, Inc., et al and Arthur J. Korf v. The Cooper Companies, Inc., et al, class action complaints were filed in the United States District Court for the Southern District of New York in August 1989, against the Company and certain individuals who served as officers and/or directors of the Company after June 1987. In their Fourth Amended Complaint filed in September 1992, the plaintiffs allege that they are bringing the actions on their own behalf and as class actions on behalf of a class consisting of all persons who purchased or otherwise acquired shares of the Company's common stock during the period May 26, 1988 through February 13, 1989. The amended complaints seek an undetermined amount of compensatory damages jointly and severally against all defendants. The complaints, as amended, allege that the defendants knew or recklessly disregarded and failed to disclose to the investing public material adverse information about the Company. Defendants are accused of having allegedly failed to disclose, or delayed in disclosing, among other things: (a) that the allegedly real reason the Company announced on May 26, 1988 that it was dropping a proposed merger

               THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                               (Unaudited)

with Cooper Development Company, Inc. was because the Company's banks were opposed to the merger; (b) that the proposed sale of Cooper Technicon, Inc., a former subsidiary of the Company, was not pursuant to a definitive sales agreement but merely an option; (c) that such option required the approval of the Company's debentureholders and preferred stockholders; (d) that the approval of such sale by the Company's debentureholders and preferred
stockholders  would  not  have  been  forthcoming   absent   extraordinary
expenditures by the Company; and (e) that the purchase agreement between the Company and Miles, Inc. for the sale of Cooper Technicon, Inc. included substantial penalties to be paid by the Company if the sale was not consummated within certain time limits and that the sale could not be consummated within those time limits. The amended complaints further allege that the defendants are liable for having violated Section 10(b) of the Securities Exchange Act and Rule 10(b)-5 thereunder and having engaged in common law fraud. Based on management's current knowledge of the facts and circumstances surrounding the events alleged by plaintiffs as giving rise to their claims, the Company believes that it has meritorious defenses to these lawsuits. The Company has reached a tentative settlement with counsel for the class plaintiffs. However, no definitive settlement agreement has been signed with plaintiffs' class counsel and, if signed, the settlement agreement will be subject to Court approval after notice to class members and a hearing; therefore, there can be no assurance that the proposed
settlement will ultimately end the litigation.   In  the  event  the  case
proceeds to trial, the Company intends to vigorously defend the allegations in the amended complaints.

See Part II, Item 1 herein for a discussion of certain other litigations.

Note 4.  Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out or average cost basis, or market.

The components of inventories are as follows:

                                  April 30,       October 31,
                                    1994             1993
                                  --------        ----------
                                        (In thousands)
     Raw materials                 $ 3,323          $  3,958
     Work-in-process                 1,009               865
     Finished goods                  8,916            10,164
                                   -------           -------
                                   $13,248           $14,987
                                   -------           -------
                                   -------           -------

               THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                               (Unaudited)

Note 5. The Company's Turn-Around Incentive Plan

The Company's Turn-Around Incentive Plan ("TIP") was adopted by the Compensation Committee of the Board and the 1988 Long Term Incentive Plan Administrative Committee of the Board on May 18, 1993. The plan was adopted, upon the recommendation of the Company's independent compensation consultants, to recognize the special efforts of certain individuals in guiding the Company through a resolution of its difficulties arising from its then current capital structure and its former ownership of companies that manufactured and distributed breast implants.

The plan provided for an award to be made to designated TIP participants of a sum that would be separately allocated to each participant. Before any awards would become payable, however, the Company had to significantly reduce its liabilities relating to the former breast implant business to levels approved by the Board of Directors and the price of the Company's common stock had to increase. A portion of the award is to be paid when the average per share price of the Company's common stock over a period of thirty days equals or exceeds $1.50 per share.

On September 28, 1993 the Company entered into an agreement under which the purchaser of its breast implant business assumed responsibilities for the legal fees, costs, judgements and settlements relating to breast implants sold by the Company's formerly owned subsidiaries prior to the disposition of those subsidiaries. On January 6, 1994, upon completion of the exchange offer and consent solicitation relating to its 10-5/8% Debentures, the Company satisfied the last condition required to be met before the agreement relating to the assumption by a third party of all of the Company's breast implant liabilities became final.

Since that time, the price of the Company's common stock has increased steadily and, on May 25, 1994, the average of the Company's common stock during the preceding thirty (30) days rose above $1.50 per share. With the satisfaction of target one, participants in the TIP were awarded one-third of the total award for which they are eligible under the TIP. The payments were made 50% in cash ($346,667) and 50% by means of the issuance of 231,111 shares of restricted stock under the Company's 1998 Long Term Incentive Plan. That stock generally will remain restricted and non-transferable for a period of two years.

The remaining two-thirds of the allocated TIP awards will not be distributed until such time as the 30-day average of the price per share of the Company's common stock equals or exceeds $3.00 per share. The maximum value of the awards that could be made, assuming both targets are satisfied, is $2,250,000, which was accrued in 1993.

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

As a result of the consummation of the Exchange Offer and Consent Solicitation, the Company has increased its operating and financial flexibility by rendering less onerous or eliminating various restrictions and obligations previously imposed by the Indenture. The Exchange Offer and Consent Solicitation further benefited the Company by reducing the Company's total indebtedness and by decreasing the Company's future interest expense. However, the amendments to the terms of the Debentures also reduced the conversion price at which holders may convert Debentures into shares of the Company's common stock from $27.45 to $5.00 per share (which amount is still substantially in excess of the current price of the Company's common stock).

During the first six months of 1994, the Company experienced a net loss of $9,000,000, which resulted in the Company's stockholders' equity moving into a deficit position. These losses, a large portion of which reflect legal fees and other costs related to the recent criminal trial and SEC matters (see Note 3), together with costs associated with the above-mentioned Exchange Offer, resulted in a decrease of $7,595,000 in the Company's cash,
cash  equivalents  and  temporary  investments.   The  Company   currently
anticipates that, at least during the remainder of fiscal 1994, it is likely to continue experiencing net cash outflows primarily as a result of
continued legal and other costs associated with  pending  litigation   and
certain penalties that may be imposed upon the Company, as discussed below, and research and development costs of CooperVision Pharmaceuticals, Inc. As a result the Company needs to raise funds through borrowings or other financings or sales of assets.

               THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


As described in Note 3, the Company has been convicted of six counts of mail fraud and one count of wire fraud based upon the conduct of its former co Chairman, Gary Singer. The maximum penalty which could be imposed on the Company is the greatest of $500,000 per count, twice the gross gain derived from each count or twice the gross loss suffered by the victim of each count and, in addition, the court could impose a fine equal to restitution. The Company is also the subject of the SEC Complaint alleging violations of the federal securities laws by the Company, Gary Singer and Steven Singer (an Executive Vice President of the Company, presently on a leave of absence,
and Gary Singer's brother), as described in Note  3.   The  imposition  of
monetary penalties upon the Company as a result of the criminal conviction or in connection with the matters alleged in the SEC Complaint, as well as additional defense costs could exacerbate, possibly materially, the Company's liquidity problems and its need to raise funds. The Company is currently in negotiations with representatives of the United States Attorney's office and the SEC in an attempt to obtain agreement to a
settlement that would be  manageable  for  the  Company  financially.   No
assurance can be given that the Company will be able to culminate a manageable settlement or that, failing such settlement, the Company will be successful in raising funds which may be required.

The Independent Auditors' report on the Company's consolidated financial statements as of and for the fiscal year ended October 31, 1993 contains the following statement:

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

In light of the foregoing, there is no assurance that the Company will not face severe liquidity problems or that the Company could not be forced in the future to seek protection under the Bankruptcy Code. The Company is currently exploring numerous alternatives for raising cash, including sales and leasebacks, debt financing, factoring and out-licensing rights to
Verapamil, outside of  North  America.   (Verapamil,  which  is  presently
undergoing Phase III testing with the U.S. Food and Drug Administration is CooperVision Pharmaceuticals' compound patented for the treatment of ocular hypertension and other symptoms of glaucoma.) There can be no assurance that the Company will be successful in raising adequate cash through these activities.

               THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

                          Results of Operations

Three and Six Months Ended April 30, 1994 Compared with Three and Six Months Ended April 30, 1993.

Net Service Revenue:  Net service revenue consists of the following:

(Dollars in 000's)

                         Three Months Ended        Six Months Ended
                             April 30,                  April 30,
                        ----------------------    -------------------------
                                            %                          %
                                           Incr/                      Incr/
                        1994      1993    (decr)  1994      1993      (decr)
                        -------   ------- ------  -------   -------   ------
Net patient revenue     $11,283   $11,745  (4%)   $21,814   $23,673    (8%)

Management fees             500       500    -      1,000     1,000     -
                        -------   -------         -------   -------
Total service revenue   $11,783   $12,245  (4%)   $22,814   $24,673    (8%)
                        -------   -------         -------   -------
                        -------   -------         -------   -------


Net patient revenue: Net patient revenue decreased by $462,000 or 4% and $1,859,000 or 8% vs. the second quarter and first half of 1993, respectively. Revenues have been pressured by the current industry trend towards increased managed care, which results in decreased daily rates and declines in average lengths of stay. Management is endeavoring to mitigate those pressures by increasing the number of admissions to its hospitals, and by providing outpatient and other ancillary services outside of its hospitals.

Management fees: On May 29, 1992, PSG Management, Inc. ("PSG Management"), a subsidiary of the Company, entered into a management agreement with three indirectly owned subsidiaries of Nu-Med, Inc. ("Nu-Med"), under which PSG
Management  is  managing  three  additional  hospitals  owned   by   those
subsidiaries, having a total of 220 licensed beds. PSG Management is receiving a management fee of $6,000,000 payable in equal monthly
installments over the three-year term of the  agreement.   The  management
agreement is jointly and severally guaranteed by Nu-Med and its wholly-owned subsidiary PsychGroup, Inc., the parent of the contracting subsidiaries. On January 6, 1993, Nu-Med (but not any of its direct or indirect subsidiaries) filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Neither the Company nor any of its affiliates filed a proof of claim in the Nu-Med Chapter 11 proceeding, and the bar date (the time for filing proofs of claims) has passed. On June 1, 1994, Nu-Med issued a press release announcing its emergence from bankruptcy. It appears that following the satisfaction of administrative claims by Nu-Med, liens on the shares at PsychGroup, Inc. will be removed and those shares will be distributed to creditors so that PsychGroup, Inc. will cease to be a wholly-owned subsidiary of Nu-Med. The guarantees given by Nu-Med and PsychGroup remain in place.

               THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

The Nu-Med subsidiaries continue to pay the management fee on a timely basis, although representatives of Nu-Med and its subsidiaries have alleged in writing that PSG Management has breached the management services agreement (which contention PSG Management vigorously disputes). Moreover, documents filed by Nu-Med with the United States Bankruptcy Court indicate that PsychGroup is commencing performance of certain administrative functions performed by PSG Management on a parallel basis.

Net sales of products: Net sales of products increased by $1,258,000 or 11% and $3,202,000 or 15% vs. the second quarter and six months ended April 30, 1993 respectively.

(Dollars in 000's)

                           Three Months Ended        Six Months Ended
                               April 30,                  April 30,
                        ----------------------    -------------------------
                                           %                          %
                                          Incr/                       Incr/
                         1994      1993   (decr)    1994    1993      (decr)
                        -------   ------- ------  -------   -------   ------
CooperVision            $ 9,412   $ 7,432  27%     $17,972  $13,445    34%

CooperSurgical            3,096     3,810 (19%)      6,345    7,514   (16%)

CooperVision
Pharmaceuticals             164       172  (5%)        231      387   (40%)
                        -------   -------          -------  -------
Total Sales of Product  $12,672   $11,414  11%     $24,548  $21,346    15%
                        -------   -------          -------  -------
                        -------   -------          -------  -------

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

Net sales of CooperSurgical ("CSI") have declined in both periods primarily due to slower sales of capital equipment, including surgical systems used in the Loop Electrosurgical Excision Procedure ("LEEP"), partially offset by increased sales in the international arena. CSI is continuing to refocus its sales efforts towards the in-office gynecology market, which is growing faster than the hospital market. Sales of CSI's LEEP disposable products, diagnostic and cryosurgical products, and its EuroMed gynecology catalog remain stable. CSI's products are subject to substantial government regulation and to competition from a large number of competitors.

               THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Net sales of CooperVision Pharmaceuticals have declined primarily as a result of the sale of the EYEscrub'tm' product line on February 12, 1993.

Cost of services provided: Cost of services provided represents all of the operating costs (other than allocations from the Company's headquarters) incurred by HGA in generating its net patient revenues and management fee revenue. The results of subtracting cost of services provided from net service revenue is a profit of $1,196,000 or 10.2% and $2,388,000 or 10.5% of net service revenue in the second quarter and six months of 1994 respectively. The corresponding profit for 1993 was $1,294,000 or 10.6% and $2,735,000 or 11.1% of net service revenue in the second quarter and six months ended, respectively. The decreased percentage of profit is primarily attributable to a lower than expected number of patient days at one of the hospitals operated by HGA, exacerbated by lower daily rates.

Cost of products sold: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was as follows:

                              Three Months Ended      Six Months Ended
                                  April 30,                April 30,
                              -------------------     ----------------
                              1994      1993          1994      1993
                              ----      ----          ----      ----
CooperVision                   70%       69%           71%       68%
CooperSurgical                 52%       54%           51%       54%
CooperVision Pharmaceuticals   41%       33%           47%       43%

Consolidated                   64%       64%           65%       63%

Margin generated by CooperVision has increased due to the realization of efficiencies in manufacturing as well as the impact of cost reduction measures associated with downsizing. Also, the inclusion of higher margin CoastVision products has resulted in a favorable product mix. The margin decrease at CooperSurgical reflects increased sales to international distributors, which generate lower margins than CooperSurgical's other products.

Research and Development Expense: Research and development expense was $1,172,000 and $2,328,000 for the second quarter and six months ended April 30, 1994, respectively. The respective prior year research and development expense was $616,000 and $1,330,000. The increase is primarily attributable to increased development activity related to CooperVision Pharmaceuticals' calcium channel blocker now undergoing Phase III clinical studies, partially offset by a decline in research and development project expenses in the CooperSurgical business unit.

               THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Selling, General and Administrative Expense: Selling, general and administrative (SG&A) expense by business unit and corporate was as follows:

(Dollars in 000's)

                      Three Months Ended          Six Months Ended
                          April 30,                    April 30,
                    ----------------------    -------------------------
                                         %                           %
                                       Incr/                        Incr/
                    1994      1993    (decr)   1994      1993      (decr)
                    -------   ------- ------  -------    ------    ------
CooperVision        $ 3,542   $ 3,164   12%    $ 6,945   $ 5,899    18%

CooperSurgical        1,468     2,606  (44%)     2,945     4,683   (37%)

CooperVision
Pharmaceuticals         112       266  (58%)       230       513   (55%)

Corporate / Other     3,306     6,132  (46%)     7,072    12,574   (44%)
                    -------   -------          -------   -------
Consolidated        $ 8,428   $12,168  (31%)   $17,192   $23,669   (27%)
                    -------   -------          -------   -------
                    -------   -------          -------   -------

SG&A expense has decreased 31% for the comparable three month periods largely as a result of the significant decrease in legal fees and related costs resulting from the Company's settlement of breast implant litigation and benefits related to the consolidation of CooperSurgical facilities. CooperVision Pharmaceuticals' SG&A expense has decreased as a result of the sale of the EYEscrub'tm' product line on February 12, 1993. Offsetting these decreases are increased SG&A expense of CooperVision as a result of the CoastVision acquisition on April 1, 1993.

Cost of restructuring operations: Results for the first six months of 1993 included $451,000 of restructuring costs for the consolidation of two CooperSurgical facilities and related reorganization and relocation costs.

Settlement of Disputes: In the first six months of 1994, the Company recorded the following items related to settlement of disputes:

      A credit of $850,000 following receipt of funds by the Company to settle certain claims made by the Company associated with a real estate transaction.

      A charge of $4,800,000 which represents the Company's estimate of costs which may be required to settle certain disputes and other litigations now pending.

Debt Restructuring Costs: In the fourth quarter of 1993, the Company recorded a charge of $2,131,000 for debt restructuring costs which reflected the Company's estimate of transaction costs associated with the Exchange Offer and Consent Solicitation. See Note 2. These costs included amounts paid or to be paid to the Company's attorneys,

               THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

accountants and financial advisor, printer's fees, fees of the financial advisor to the informal committee of holders of Debentures and its attorneys, and fees of the Information Agent and the Exchange Agent. In the first six months of 1994, the Company has incurred additional charges of $429,000.

Investment Income, Net: Included in investment income, net is interest income of $51,000 and $540,000 for the three months ended April 30, 1994 and 1993, respectively and $172,000 and $1,744,000 for the six months ended April 30, 1994 and 1993, respectively. The decrease primarily reflects the Company's use of cash for operating purposes, the acquisition of CoastVision on April 1, 1993, and a shift in investment strategy toward instruments with lower risk and correspondingly lower returns. Also included in investment income, net are net gains (losses) on temporary investments of ($652,000) and $1,684,000 for the six months ended April 30, 1994 and 1993, respectively.

Gain on Sales of Assets and Businesses, Net: In the first quarter of 1994, the Company sold two parcels of land for cash and notes for a net gain of $134,000 and its EYEscrub'tm' trademark in Canada for a net gain of $80,000. In the second quarter of 1993 the Company sold its domestic EYEscrub'tm' product line which resulted in a gain of $620,000.

Other Income / (Expense), Net: Other income / (expense), net was ($93,000) and ($59,000) for the three months ended April 30, 1994 and 1993, respectively, and was ($58,000) and $186,000 for the six months ended April 30, 1994 and 1993, respectively. Other income / (expense) in 1993 primarily consists of consent fees, extension fees and collection fees related to the Company's temporary investment activity.

Interest Expense: The decrease in interest expense for the comparable three and six month periods is due to the reduction of debt of HGA and the effect of the Exchange Offer and Consent Solicitation described in Note 2.

Loss on Sale of Discontinued Operations, Net of Taxes: Results for the first six months of 1993 include a charge of $14.0 million to increase the Company's accrual for contingent liabilities associated with breast implant litigation involving the plastic and reconstructive surgical division of the Company's former Cooper Surgical business segment which was sold in fiscal 1989. The Company also recorded a reversal of $343,000 of accruals no longer necessary related to another discontinued business.

Provision for Income Taxes: The provisions for income taxes in each of the six month periods reflect state income and franchise taxes.

Extraordinary Item: The extraordinary item in 1993 reflects an extraordinary gain of $924,000, or $.03 per common share, on the purchase by the Company of $4,846,000 principal amount of its Debentures in November 1992.

Earnings Per Share: The calculation of earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the respective periods, after deducting preferred dividends from earnings.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in a number of legal actions relating to its past or present business in which plaintiffs are seeking damages.

For a description of the Indictment and the SEC Complaint as well as certain other legal proceedings, see Note 3 of Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this report.

The Company was named in an action entitled BRUCE D. STURMAN V. THE COOPER COMPANIES, INC. AND DOES 1-100, Inclusive, first brought on July 24, 1992 in the Superior Court in the State of California, Los Angeles, County.
Mr. Sturman alleged that his suspension from his position as Co-Chairman of the Board of Directors constituted, among other things, an anticipatory breach of his employment agreement. On May 14, 1993, Mr. Sturman filed a First Amended Complaint in the Superior Court of the State of California, County of Alameda, Eastern Division, the jurisdiction to which the original case had been transferred. In the Amended Complaint, Mr. Sturman alleged that by first suspending and then terminating him from his position as Co-Chairman, the Company breached his employment agreement, violated provisions of the California Labor Code, wrongfully terminated him in violation of public policy, breached its implied covenant of good faith and fair dealing, defamed him, invaded his privacy and intentionally inflicted emotional distress, and was otherwise fraudulent, deceitful and negligent. The Amended Complaint seeks declaratory relief, damages in the amount of $5,000, treble and punitive damages in an unspecified amount, and general, special and consequential damages in the amount of at least $5,000,000. In March 1993, the Court ordered a stay of all discovery in this action until further order of the Court and thereafter scheduled a conference for January 14, 1994 to review the status of the stay. The Court subsequently modified the stay to permit the taking of the deposition of one witness who will not be available to testify at trial. On September 24, 1993, Mr. Sturman filed a Second Amended Complaint, setting forth the same material allegations and seeking the same relief and damages as set forth in the First Amended Complaint. The Company has filed an Answer, generally denying all of the allegations in the Second Amended Complaint. In February 1994, the stay on discovery was lifted and trial was set for October 21, 1994. A settlement conference was held that same day, however, no agreement was reached and no further discussions were formally scheduled. While the Company and Mr. Sturman have engaged in very preliminary settlement negotiations, there can be no assurances that these negotiations will be successfully concluded. Based on management's current knowledge of the facts and circumstances surrounding Mr. Sturman's termination, the Company believes that it has meritorious defenses to this lawsuit and intends to defend vigorously against the allegations in the Second Amended Complaint.

                       PART II - OTHER INFORMATION

On March 30, 1994, Envirodyne Industries, Inc. filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company, Connecticut Mutual Life Insurance Company, Presidential Life Insurance Company, M D Sass Re/Enterprise Partners L.P. and Gruss Partners. The complaint alleges that defendants, former holders of Envirodyne subordinated promissory notes (the "13-1/2% Notes"), filed an involuntary bankruptcy petition against Envirodyne without complying with the indenture issued in connection with the 13-1/2% Notes and that the allegedly improvident filing of the involuntary bankruptcy petition allegedly damaged Envirodyne in an amount in excess of $100 million. Defendants removed the case to the United States Bankruptcy Court for the Northern District of Illinois and, on May 20, 1994, moved to dismiss the complaint. The Company believes it has meritorious defenses to Envirodyne's complaint and, if the pending motion to dismiss is not successful, it will vigorously defend the case.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number             Description
11       Calculation of Net Income (Loss) Per Common Share

(b) The Company did not file any reports on Form 8-K during the period from February 1, 1994 to April 30, 1994

                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Cooper Companies, Inc.
                                               (Registrant)

Date:  June 10, 1994                      /s/ Robert S. Weiss
                                              Robert S. Weiss
                                   Senior Vice President, Treasurer and
                                          Chief Financial Officer

               THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                            Index of Exhibits

Exhibit No.                                                        Page No.
- - ----------                                                         --------
11            Calculation of Net Income (Loss) Per Common Share    25