Form 10-Q
period 1994-07-31
COOPER COMPANIES INC
filed 1994-09-09
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For Quarterly Period Ended July 31, 1994

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

              Common Stock, $.10 par value                                   30,426,903 Shares
                         Class                                         Outstanding at August 31, 1994

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                          PAGE NO.
                                                                                                          --------

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Condensed Balance Sheet -- July 31, 1994 and October 31, 1993........................         3
     Consolidated Condensed Statement of Income -- Three and Nine Months Ended July 31, 1994 and
      1993.............................................................................................         4
     Consolidated Condensed Statement of Cash Flows -- Nine Months Ended July 31, 1994 and 1993........         5
     Notes to Consolidated Condensed Financial Statements..............................................      6-11
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........     12-18
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings............................................................................        19
  Item 6. Exhibits and Reports on Form 8-K.............................................................        20
Signature..............................................................................................        21
Index of Exhibits......................................................................................        22

                         PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                 (In thousands)
                                  (Unaudited)

                                                                                              July 31,     October 31,
                                                                                                1994          1993
                                                                                              ---------    -----------

                                                        ASSETS
Current assets:
  Cash and cash equivalents................................................................   $   9,720     $  10,113
  Restricted cash..........................................................................         333           306
  Temporary investments....................................................................          --         6,438
  Receivables:
    Trade and patient accounts, net........................................................      18,627        14,298
      Other................................................................................         435         2,821
                                                                                              ---------    -----------
                                                                                                 19,062        17,119
                                                                                              ---------    -----------
  Inventories..............................................................................      12,126        14,987
  Other current assets.....................................................................       3,455         2,912
                                                                                              ---------    -----------
        Total current assets...............................................................      44,696        51,875
                                                                                              ---------    -----------
Property, plant and equipment at cost......................................................      45,042        48,294
  Less, accumulated depreciation and amortization..........................................       9,971         8,399
                                                                                              ---------    -----------
                                                                                                 35,071        39,895
                                                                                              ---------    -----------
Intangibles, net:
  Excess of cost over net assets acquired..................................................      14,255        14,661
                                                                                              ---------    -----------
  Other....................................................................................       1,299         1,624
                                                                                              ---------    -----------
                                                                                                 15,554        16,285
                                                                                              ---------    -----------
Other assets...............................................................................       1,272         1,469
                                                                                              ---------    -----------
                                                                                              $  96,593     $ 109,524
                                                                                              ---------    -----------
                                                                                              ---------    -----------
                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt:
    10-5/8% Convertible Subordinated Reset Debentures due 2005.............................   $      --     $   4,350
    Other..................................................................................       1,465         1,499
                                                                                              ---------    -----------
                                                                                                  1,465         5,849
                                                                                              ---------    -----------
  Accounts payable.........................................................................       5,917         4,269
  Employee compensation, benefits and severance............................................       5,710         5,961
  Other accrued liabilities................................................................      21,887        21,079
  Income taxes payable.....................................................................      10,989        14,837
                                                                                              ---------    -----------
        Total current liabilities..........................................................      45,968        51,995
                                                                                              ---------    -----------
Long-term debt:
  10% Senior Subordinated Secured Notes due 2003...........................................      25,569            --
  10-5/8% Convertible Subordinated Reset Debentures due 2005...............................       9,209        34,647
  Other, less current installments.........................................................      11,902        13,430
                                                                                              ---------    -----------
                                                                                                 46,680        48,077
                                                                                              ---------    -----------
Other noncurrent liabilities...............................................................       9,232         9,000
                                                                                              ---------    -----------
        Total liabilities..................................................................     101,880       109,072
                                                                                              ---------    -----------
Commitments and Contingencies (See Note 3)
  Stockholders' equity (deficit):
    Series B preferred stock, $.10 par value...............................................          --            --
    Common stock, $.10 par value...........................................................       3,036         3,013
    Additional paid-in capital.............................................................     180,133       179,810
    Translation adjustments................................................................        (412)         (223)
    Accumulated deficit....................................................................    (187,689)     (181,743)
    Unamortized restricted stock award compensation........................................        (355)         (405)
                                                                                              ---------    -----------
        Total stockholders' equity (deficit)...............................................      (5,287)          452
                                                                                              ---------    -----------
                                                                                              $  96,593     $ 109,524
                                                                                              ---------    -----------
                                                                                              ---------    -----------

                            See accompanying notes.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                    (In thousands, except per share figures)
                                  (Unaudited)

                                                                             Three Months Ended      Nine Months Ended
                                                                                  July 31,                July 31,
                                                                            --------------------    --------------------
                                                                              1994        1993        1994        1993
                                                                            --------    --------    --------    --------

Net service revenue......................................................   $ 10,891    $ 11,344    $ 33,705    $ 36,017
Net sales of products....................................................     13,010      13,151      37,558      34,497
                                                                            --------    --------    --------    --------
  Net operating revenue..................................................     23,901      24,495      71,263      70,514
                                                                            --------    --------    --------    --------
Cost of services provided................................................     10,175      10,630      30,601      32,568
Cost of products sold....................................................      4,626       4,515      13,333      12,503
Research and development expense.........................................        904         753       3,232       2,083
Selling, general and administrative expense..............................      7,044      15,789      24,236      39,458
Cost of restructuring operations.........................................         --          --          --         451
Settlement of disputes...................................................      1,000       4,850       4,950       4,850
Debt restructuring costs.................................................         --          --         429          --
Amortization of intangibles..............................................        211         214         633         577
Investment income (loss), net............................................        209        (199)       (271)      3,229
Gain on sales of assets and businesses, net..............................         --          --         214         620
Other income, net........................................................         59         291           1         477
Interest expense.........................................................      1,042       1,430       3,468       4,600
                                                                            --------    --------    --------    --------
Loss from continuing operations before income taxes......................       (833)    (13,594)     (9,675)    (22,250)
Provision for (benefit of) income taxes..................................     (3,887)        111      (3,729)        322
                                                                            --------    --------    --------    --------
Income (loss) from continuing operations before extraordinary item.......      3,054     (13,705)     (5,946)    (22,572)
Loss on sale of discontinued operations, net of taxes....................         --          --          --     (13,657)
                                                                            --------    --------    --------    --------
Income (loss) before extraordinary item..................................      3,054     (13,705)     (5,946)    (36,229)
Extraordinary item.......................................................         --          --          --         924
                                                                            --------    --------    --------    --------
Net income (loss)........................................................      3,054     (13,705)     (5,946)    (35,305)
Less, dividend requirements on Preferred Stock...........................         54          --          54         320
                                                                            --------    --------    --------    --------
Net income (loss) applicable to common stock.............................   $  3,000    $(13,705)   $ (6,000)   $(35,625)
                                                                            --------    --------    --------    --------
                                                                            --------    --------    --------    --------
Net income (loss) per common share:
Income (loss) from continuing operations before extraordinary item.......   $    .09    $   (.46)   $   (.20)   $   (.77)
Loss from discontinued operations........................................         --          --          --        (.45)
                                                                            --------    --------    --------    --------
Income (loss) before extraordinary item..................................        .09        (.46)       (.20)      (1.22)
Extraordinary item.......................................................         --          --          --         .03
                                                                            --------    --------    --------    --------
Net income (loss) per common share.......................................   $    .09    $   (.46)   $   (.20)   $  (1.19)
                                                                            --------    --------    --------    --------
                                                                            --------    --------    --------    --------
Average number of common shares outstanding..............................     31,921      30,065      30,615      30,055
                                                                            --------    --------    --------    --------
                                                                            --------    --------    --------    --------

                            See accompanying notes.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                       July 31,
                                                                                                 --------------------
                                                                                                   1994        1993
                                                                                                 --------    --------

Net cash used by operating activities.........................................................   $ (3,332)   $(35,345)
                                                                                                 --------    --------
Cash flows from investing activities:
  Cash from sales of assets and businesses (including releases of cash from escrow)...........      2,622       9,900
  Purchase of CoastVision, Inc. net of cash acquired..........................................         --      (9,794)
  Sales of temporary investments..............................................................      7,285      25,566
  Purchases of temporary investments..........................................................         --      (3,689)
  Purchases of property, plant and equipment..................................................       (451)     (1,266)
                                                                                                 --------    --------
Net cash provided by investing activities.....................................................      9,456      20,717
                                                                                                 --------    --------
Cash flows from financing activities:
  Payments associated with the Exchange Offer and Consent Solicitation including debt
    restructuring costs.......................................................................     (5,405)         --
  Purchase of the Company's 10-5/8% Debentures................................................         --      (3,861)
  Payments of notes payable related to acquisition............................................         --        (400)
  Payments of current installments of long-term debt..........................................     (1,112)     (5,050)
                                                                                                 --------    --------
Net cash used by financing activities.........................................................     (6,517)     (9,311)
                                                                                                 --------    --------
Net decrease in cash and cash equivalents.....................................................       (393)    (23,939)
Cash and cash equivalents -- beginning of period..............................................     10,113      38,078
                                                                                                 --------    --------
Cash and cash equivalents -- end of period....................................................   $  9,720    $ 14,139
                                                                                                 --------    --------
                                                                                                 --------    --------
Cash paid for:
  Interest....................................................................................   $  3,130    $  3,835
                                                                                                 --------    --------
                                                                                                 --------    --------
  Income taxes................................................................................   $    120    $     99
                                                                                                 --------    --------
                                                                                                 --------    --------
Supplemental schedule of non-cash investing and financing activities:
  Fair value of assets and businesses acquired including capitalized costs....................   $     --    $ 11,023
  Cash paid for acquisition...................................................................         --     (10,300)
                                                                                                 --------    --------
  Liabilities and debt assumed................................................................   $     --    $    723
                                                                                                 --------    --------
                                                                                                 --------    --------
Significant non-cash transactions:
  Pay-in-kind stock dividends on Senior Exchangeable Redeemable Restricted Voting Preferred
    Stock.....................................................................................   $     --    $    320
                                                                                                 --------    --------
                                                                                                 --------    --------
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

     During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the 'SEC'). Readers are encouraged to refer to the Company's 1993 Form 10-K when reviewing interim financial results.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 1994 and October 31, 1993 and the consolidated results of its operations for the three and nine-month periods ended July 31, 1994 and 1993, and its consolidated cash flows for the nine months ended July 31, 1994 and 1993. With the exception of certain adjustments discussed in Part I, Item 2 under 'Settlement of Disputes' and certain adjustments to the Company's tax liability, such adjustments consist of only normal and recurring adjustments. Certain reclassifications have been applied to prior period financial statements to conform such statements to the current periods' presentation. None of such reclassifications had any impact on net loss.

Note 2. Exchange Offer and Consent Solicitation

     On January 6, 1994, the Company consummated an Exchange Offer and Consent Solicitation in which it issued approximately $22,000,000 of 10% Senior Subordinated Secured Notes due 2003 (the 'Notes') and paid approximately $4,350,000 in cash ($725 principal amount of Notes and $145 in cash for each $1,000 principal amount of 10-5/8% Convertible Subordinated Reset Debentures due 2005 (the 'Debentures') in exchange for approximately $30,000,000 aggregate principal amount of Debentures (out of $39,384,000 aggregate principal amount then outstanding). The Company also obtained, pursuant to the Exchange Offer and Consent Solicitation, consents of the holders of Debentures to (i) certain proposed amendments governing the indenture to the Debentures (the 'Indenture') and (ii) a waiver of any defaults under the Indenture. Following the exchange, $9,280,000 aggregate principal amount of Debentures remains outstanding.

     On January 6, 1994, after receiving consents from holders of a majority of the outstanding principal amount of Debentures not owned by the Company or its affiliates, the Company and the Trustee under the Indenture executed the Second Supplemental Indenture effecting the proposed amendments, which eliminated or modified various covenants in the Indenture.

     The consummation of the Exchange Offer and Consent Solicitation also satisfied a condition of an agreement reached in September 1993 between the Company and Medical Engineering Corporation ('MEC') limiting the Company's liability with respect to breast implant litigation. Such condition would have allowed MEC to terminate the agreement if the Exchange Offer and Consent Solicitation (or an alternative restructuring of the Debentures) was not completed by February 1, 1994.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

     The Notes bear interest at a rate equal to 10% per annum, which is payable quarterly on each March 1, June 1, September 1 and December 1. The Notes are redeemable solely at the option of the Company, in whole or in part, at any time, at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon to the redemption date. The Company is not required to effect any mandatory redemptions or make any sinking fund payments with respect to the Notes, except in connection with certain sales or other dispositions of, or certain financings secured by, the collateral securing the Notes. Pursuant to a pledge agreement dated as of January 6, 1994, between the Company and the trustee for the holders of the Notes, the Company has pledged a first priority security interest in all of its right, title and interest in stock of its subsidiaries Hospital Group of America, Inc. ('HGA') and CooperSurgical, Inc. ('CooperSurgical'), all additional shares of stock of, or other equity interests in HGA and CooperSurgical from time to time acquired by the Company, all intercompany indebtedness of HGA and CooperSurgical from time to time held by the Company, and except as set forth in the indenture governing the Notes, the proceeds received from the sale or disposition of any or all of the foregoing. A full description of the pledge agreement and terms of the indenture governing the Notes is included in the Company's Amended and Restated Offer to Exchange and Consent Solicitation filed with the SEC on December 15, 1993.

     The Exchange Offer and Consent Solicitation has been accounted for in accordance with Statement of Financial Accounting Standards No. 15 'Accounting by Debtors and Creditors for Troubled Debt Restructurings.' Consequently, the difference between the carrying value of the Debentures exchanged less the face value of the Notes issued and the aggregate cash payment for the Debentures was recorded as a deferred premium aggregating approximately $4,000,000 as of the date of the Exchange. The Company is recognizing the benefit of the deferred premium as a reduction to the effective interest rate on the Notes over the life of the issue. In addition, the Company recorded a charge of $2,131,000 in the fourth quarter of fiscal 1993 and an additional charge of $429,000 in the first quarter of fiscal 1994 for costs related to the Exchange Offer and Consent Solicitation.

Note 3. Legal Proceedings

     On November 10, 1992, the Company was charged in an indictment (the 'Indictment'), filed in the United States District Court for the Southern District of New York, with violating federal criminal laws relating to a 'trading scheme' by Gary A. Singer, a former Co-Chairman of the Company (who went on a leave of absence on May 28, 1992, begun at the Company's request, and who subsequently resigned on January 20, 1994), and others, including G. Albert Griggs, Jr., a former analyst of The Keystone Group, Inc., and John D. Collins II, to 'frontrun' high yield bond purchases by the Keystone Custodian Funds, Inc., a group of mutual funds. The Company was named as a defendant in 10 counts. Gary Singer was named as a defendant in 24 counts, including violations of the Racketeer Influenced and Corrupt Organizations Act and the mail and wire fraud statutes (including defrauding the Company by virtue of the 'trading scheme,' by, among other things, transferring profits on trades on DR Holdings, Inc. 15.5% bonds (the 'DR Holdings Bonds') from the Company to members of his family during fiscal 1991), money laundering, conspiracy, and aiding and abetting violations of the Investment Advisers Act of 1940, as amended (the 'Investment Advisers Act'), by an investment advisor. On January 13, 1994, the Company was found guilty on six counts of mail fraud and one count of wire fraud based upon Mr. Singer's conduct, but was acquitted of charges of conspiracy and aiding and abetting violations of the Investment Advisers Act. Mr. Singer was found guilty on 21 counts. One count against Mr. Singer and the Company was dismissed at trial and two counts against Mr. Singer relating to forfeiture penalties were resolved by stipulation between the

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

government and Mr. Singer. Mr. Singer's attorney has advised the Company that Mr. Singer intends to appeal his conviction. Although the Company may be obligated under its Certificate of Incorporation to advance the costs of such appeal, the Company and Mr. Singer have agreed that Mr. Singer will not request such advances, but that he will reserve his rights to indemnification in the event of a successful appeal. The Company was sentenced on July 15, 1994, at which time it was ordered to make restitution to Keystone Custodian Funds, Inc. of $1,310,166 within 30 days of such date. Such restitution has been made. In addition, the Company was ordered to pay a non-interest bearing fine over the next three years in the amount of $1,831,568.

     Also on November 10, 1992, the SEC filed a civil Complaint for Permanent Injunction and Other Equitable Relief (the 'SEC Complaint') in the United States District Court for the Southern District of New York against the Company, Gary
A. Singer, Steven G. Singer (a former Executive Vice President of the Company and Gary Singer's brother), and, as relief defendants, certain persons related to Gary and Steven Singer and certain entities in which they and/or those related persons have an interest. The SEC Complaint alleged that the Company and Gary and Steven Singer violated various provisions of the Exchange Act, including certain of its antifraud and periodic reporting provisions, and aided and abetted violations of the Investment Company Act and the Investment Advisers Act, in connection with the trading scheme described in the immediately preceding paragraph. The SEC Complaint further alleged, among other things, federal securities law violations (i) by the Company and Gary Singer, in connection with an alleged manipulation of the trading price of the Company's Debentures to avoid an interest rate reset allegedly required on June 15, 1991 under the terms of the indenture governing the Debentures, (ii) by Gary Singer in allegedly transferring profits on trades of high yield bonds (including those trades in the DR Holdings Bonds which were the subject of certain counts of the Indictment of which Mr. Singer was found guilty) from the Company to members of his family and failing to disclose such transactions to the Company, and (iii) by the Company in failing to disclose publicly on a timely basis such transactions by Gary Singer. The SEC Complaint asked that the Company and Gary and Steven Singer be enjoined permanently from violating the antifraud, periodic reporting and other provisions of the federal securities laws, that they disgorge the amounts of the alleged profits received by them pursuant to the alleged frauds (stated in the SEC's Litigation Release No. 13432 announcing the filing of the SEC Complaint as being $1,296,406, $2,323,180 and $174,705, respectively), plus interest, and that they each pay appropriate civil monetary damages. The SEC Complaint also sought orders permanently prohibiting Gary and Steven Singer from serving as officers or directors of any public company and disgorgement from certain Singer family members and entities of amounts representing the alleged profits received by such defendants pursuant to the alleged frauds.

     On July 15, 1994, the Company announced that it had completed negotiating a settlement agreement with the enforcement staff of the SEC and that the staff would recommend to the Commission that it approve the settlement. The principal terms of the settlement involve the Company's agreement to a permanent injunction against violation of the antifraud, periodic reporting and other provisions of the federal securities laws and against employing any member of the Singer family, to the disgorgement of $1,621,474 (which amount is reduced by the $1,310,166 paid to Keystone Custodian Funds) and to the payment of a civil penalty in the amount of $1,150,000. The agreement further provides, however, that the civil penalty will be reduced by the amount of any fine imposed in the criminal proceeding. As a result of such offsets, the Company will be required to pay to the SEC $311,308 following final approval of the settlement agreement.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

     On September 8, 1994, the Company and Steven Singer finalized a separation agreement in accordance with which Mr. Singer's employment with the Company was terminated as of June 30, 1994.

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

     The Company was named as a nominal defendant in a purported shareholder derivative action entitled Bruce D. Sturman v. Gary A. Singer, Steven G. Singer, Brad C. Singer, Martin Singer, John D. Collins II, Back Bay Capital, Inc., G. Albert Griggs, Jr., John and Jane Does 1-10 and The Cooper Companies, Inc., which was filed on May 26, 1992 in the Supreme Court of the State of New York, County of New York. The plaintiff, Bruce D. Sturman, a former officer and director of the Company, alleged that Gary A. Singer, as Co-Chairman of the Board of Directors, and various members of the Singer family caused the Company to make improper payments to alleged third-party co-conspirators, Messrs. Griggs and Collins, as part of the 'trading scheme' that was the subject of the Indictment. The complaint requested that the Court order the defendants (other than the Company) to pay damages and expenses to the Company, including reimbursement of payments made by the Company to Messrs. Collins and Griggs, and to disgorge their profits to the Company. Pursuant to its decision and order, filed August 17, 1993, the Court dismissed this action under New York Civil Practice Rule 327(a). On September 22, 1993, the plaintiff filed a Notice of Appeal, and the appeal currently is scheduled to be included in the Appellate Division's December 1994 term.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

     On September 2, 1993, a patent infringement complaint was filed against the Company in the United States District Court for the District of Nevada captioned Steven P. Shearing v. The Cooper Companies, Inc. On or about that same day, the plaintiff filed twelve additional complaints, accusing at least fourteen other defendants of infringing the same patent. The patent in these suits covers a specific method of implanting an intraocular lens into the eye. Until February 1989, the Company manufactured intraocular lenses and ophthalmic instruments, but did not engage in the implantation of such lenses. Subsequent to February 1989, the Company was not involved in the manufacture, marketing or sale of intraocular lenses. On April 4, 1994 all of Shearing's complaints were dismissed; thereafter, Schearing successfully moved for leave to file an amended complaint. The case now is in the early discovery phase. The Company denies the material allegations of Shearing's complaint and should the case proceed to trial, it will vigorously defend itself.

     In two virtually identical actions, Frank H. Cobb, Inc. v. The Cooper Companies, Inc., et al and Arthur J. Korf v. The Cooper Companies, Inc., et al, class action complaints were filed in the United States District Court for the Southern District of New York in August 1989, against the Company and certain individuals who served as officers and/or directors of the Company after June 1987. In their fourth amended complaint filed in September 1992, the plaintiffs allege that they are bringing the actions on their own behalf and as class actions on behalf of a class consisting of all persons who purchased or otherwise acquired shares of the Company's common stock during the period May 26, 1988 through February 13, 1989. The amended complaints seek an undetermined amount of compensatory damages jointly and severally against all defendants. The complaints, as amended, allege that the defendants knew or recklessly disregarded and failed to disclose to the investing public material adverse information about the Company. Defendants are accused of having allegedly failed to disclose, or delayed in disclosing, among other things: (a) that the allegedly real reason the Company announced on May 26, 1988 that it was dropping a proposed merger with Cooper Development Company, Inc. was because the Company's banks were opposed to the merger; (b) that the proposed sale of Cooper Technicon, Inc., a former subsidiary of the Company, was not pursuant to a definitive sales agreement but merely an option; (c) that such option required the approval of the Company's debentureholders and preferred stockholders; (d) that the approval of such sale by the Company's debentureholders and preferred stockholders would not have been forthcoming absent extraordinary expenditures by the Company; and (e) that the purchase agreement between the Company and Miles, Inc. for the sale of Cooper Technicon, Inc. included substantial penalties to be paid by the Company if the sale was not consummated within certain time limits and that the sale could not be consummated within those time limits. The amended complaints further allege that the defendants are liable for having violated Section 10(b) of the Securities Exchange Act and Rule 10(b)-5 thereunder and having engaged in common law fraud. Based on management's current knowledge of the facts and circumstances surrounding the events alleged by plaintiffs as giving rise to their claims, the Company believes that it has meritorious defenses to these lawsuits. The Company has reached a tentative settlement with counsel for the class plaintiffs. However, no definitive settlement agreement has been signed with plaintiffs' class counsel and, if signed, the settlement agreement will be subject to Court approval after notice to class members and a hearing; therefore, there can be no assurance that the proposed settlement will ultimately end the litigation. In the event the case proceeds to trial, the Company intends to vigorously defend itself against the allegations in the amended complaints.

     See Part II, Item 1 herein for a discussion of certain other litigations.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

Note 4. Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out or average cost basis, or market.

     The components of inventories are as follows:

                                                                                   July 31,    October 31,
                                                                                     1994         1993
                                                                                   --------    -----------
                                                                                       (In thousands)

Raw materials...................................................................    $ 3,014      $ 3,958
Work-in-process.................................................................      1,074          865
Finished goods..................................................................      8,038       10,164
                                                                                   --------    -----------
                                                                                    $12,126      $14,987
                                                                                   --------    -----------
                                                                                   --------    -----------

Note 5. The Company's Turn-Around Incentive Plan

     The Company's Turn-Around Incentive Plan ('TIP') was adopted by the Compensation Committee of the Board and the 1988 Long Term Incentive Plan Administrative Committee of the Board on May 18, 1993. The plan was adopted, upon the recommendation of the Company's independent compensation consultants, to recognize the special efforts of certain individuals in guiding the Company through a resolution of its difficulties arising from its then current capital structure and its former ownership of companies that manufactured and distributed breast implants.

     The TIP provided for awards in varying amounts to be made to designated participants. Before any awards could become payable, however, the Company had to significantly reduce its liabilities relating to the former breast implant business to levels approved by the Board of Directors. Upon satisfaction of such condition, one-third of the award was payable when the average per share price of the Company's common stock over a period of thirty days equaled or exceeded $1.50 per share, and the remaining two-thirds of the allocated TIP awards will be payable at such time as the 30-day average of the price of the Company's common stock equals or exceeds $3.00 per share. The maximum value of the awards that could be made (whether paid in stock or cash), assuming both targets are satisfied, is $2,250,000, which was accrued in 1993.

     On September 28, 1993 the Company entered into an agreement under which the purchaser of its breast implant business assumed responsibilities for the legal fees, costs, judgments and settlements relating to breast implants sold by the Company's formerly owned subsidiaries prior to the disposition of those subsidiaries. On January 6, 1994, upon completion of the Exchange Offer and Consent Solicitation relating to its Debentures, the Company satisfied the last condition required to be met before such agreement became final.

     Since that time, the price of the Company's common stock has increased and, on May 25, 1994, the average per share price of the Company's common stock over the preceding thirty (30) day period rose above $1.50 per share. Participants in the TIP were, therefore, awarded one-third of the total award for which they are eligible under the TIP. The payments were made in cash ($246,667) and by means of the issuance of 297,777 shares of restricted stock under the Company's 1988 Long Term Incentive Plan. That stock generally will remain restricted and non-transferable for a period of two years.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

References to Note numbers below are references to the Notes to Consolidated Condensed Financial Statements of the Company located in Item 1 herein.

                         CAPITAL RESOURCES & LIQUIDITY

On January 6, 1994, the Company completed an Exchange Offer and Consent Solicitation, the terms of which are described in Note 2, pursuant to which the Company issued approximately $22,000,000 aggregate principal amount of 10% Senior Subordinated Secured Notes due 2003 (the 'Notes') and paid approximately $4,350,000 in cash in exchange for approximately $30,000,000 aggregate principal amount of its Debentures.

In connection with the Exchange Offer and Consent Solicitation, the Company amended the indenture governing the Debentures (the 'Indenture') to, among other things, eliminate a covenant, with which the Company was not in compliance, requiring the Company to repurchase Debentures. The Company also obtained a waiver (the 'Waiver') of any and all Defaults and Events of Default (as such terms are defined in the Indenture) that occurred or may have occurred prior to the expiration of the Exchange Offer and Consent Solicitation at 5:00 p.m., Eastern Standard Time, on January 6, 1994 (the 'Expiration Date'), to ensure that the Debentures could not be accelerated based upon any actions, omissions or events, whether known or unknown, that occurred or that may have occurred on or prior to the Expiration Date and that could have been construed to be Defaults or Events of Default (as defined in the Indenture).

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

As described in Note 3, the Company was convicted of six counts of mail fraud and one count of wire fraud based upon the conduct of its former Co-Chairman, Gary Singer. The Company was sentenced on July 15, 1994, at which time it was ordered to make restitution to Keystone Custodian Funds, Inc. of $1,310,166 within 30 days of such date. In addition, the Company was ordered to pay a non-interest bearing fine over the next three years in the amount of $1,831,568. Also on July 15, 1994, the Company announced that it had completed negotiating a settlement agreement with the enforcement staff of the SEC and that the staff would recommend to the Commission that it approve the settlement. The principal terms of the settlement involve the Company's agreement to a permanent injunction against violation of the antifraud, periodic reporting and other provisions of the federal securities laws and against employing any member of the Singer family, to the disgorgement of $1,621,474 (which amount is reduced by the $1,310,166 paid to Keystone Custodian Funds) and to the payment of a civil penalty in the amount of $1,150,000. The agreement further provides, however, that the civil penalty will be reduced by the amount of any fine imposed in the criminal proceeding. As a result of such offsets, the Company will be required to pay to the SEC $311,308 following final approval of the settlement agreement, as described in Note 3.

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

During the first nine months of 1994, the Company experienced a net loss of $6,000,000, which resulted in the Company's stockholders' equity moving into a deficit position. These losses, a large portion of which reflect legal fees and other costs related to the recent criminal trial and SEC matters (see Note 3), together with costs associated with the above-mentioned Exchange Offer and Consent Solicitation, resulted in a decrease of $6,804,000 in the Company's cash, cash equivalents and temporary investments. The Company currently anticipates that, at least during the remainder of fiscal 1994 and for fiscal 1995, it is likely to continue experiencing net cash outflows primarily as a result of continued legal and other costs associated with pending litigation, the restitution, fines, and penalties imposed upon the Company, as discussed above and in Note 3, and research and development costs of CooperVision Pharmaceuticals, Inc. and, as discussed below, CooperSurgical, Inc. As a result, the Company may need to raise funds through borrowings or other financings or sales of assets.

The Company's CooperSurgical, Inc. subsidiary recently reported the signing of an agreement with InnerDyne, Inc. covering the development and commercialization of InnerDyne's proprietary thermal ablation technology for gynecological applications, such as the control of excessive uterine bleeding. Cash payments to be made by CooperSurgical, Inc. through the end of fiscal 1994 are expected to be approximately $400,000. Additional funds will be advanced on a monthly basis, assuming the Company believes the continued development of the project is warranted.

The Company's CooperVision, Inc. subsidiary has signed a commitment letter with a potential lender to obtain a secured loan/credit line, which would provide up to $8,000,000 in operating funds for the intermediate term. The Company is also exploring other alternatives for raising cash, including sales and leasebacks, factoring and out-licensing rights to Verapamil, outside of North America. (Verapamil, which is presently undergoing Phase III testing with the U.S. Food and Drug Administration is CooperVision Pharmaceuticals' compound patented for the treatment of ocular hypertension and other symptoms of glaucoma.) However, as noted above, the Company needs to resolve a number of issues concerning pending litigation and the consummation of its scheduled financing before liquidity is no longer an issue.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                             RESULTS OF OPERATIONS

Three and Nine Months Ended July 31, 1994 Compared with Three and Nine Months Ended July 31, 1993.

NET SERVICE REVENUE: Net service revenue consists of the following:

                                                                            (Dollars in 000'S)
                                                            Three Months Ended              Nine Months Ended
                                                                 July 31,                       July 31,
                                                        ---------------------------    ---------------------------
                                                                                %                              %
                                                                              Incr/                          Incr/
                                                         1994       1993      (decr)    1994       1993      (decr)
                                                        -------    -------    -----    -------    -------    -----

Net patient revenue..................................   $10,391    $10,843     (4%)    $32,205    $34,516     (7%)
Management fees......................................       500        501     --        1,500      1,501     --
                                                        -------    -------             -------    -------
Total service revenue................................   $10,891    $11,344     (4%)    $33,705    $36,017     (6%)
                                                        -------    -------             -------    -------
                                                        -------    -------             -------    -------

NET PATIENT REVENUE: Net patient revenue decreased by $452,000 or 4% and $2,311,000 or 7% vs. the third quarter and first nine months of 1993, respectively. Revenues have been pressured by the current industry trend towards increased managed care, which results in decreased daily rates and declines in average lengths of stay. Management is endeavoring to mitigate those pressures by increasing the number of admissions to its hospitals, and by providing outpatient and other ancillary services outside of its hospitals.

MANAGEMENT FEES: On May 29, 1992, PSG Management, Inc. ('PSG Management'), a subsidiary of the Company, entered into a management agreement with three indirectly owned subsidiaries of Nu-Med, Inc. ('Nu-Med'), under which PSG Management is managing three additional hospitals owned by those subsidiaries, having a total of 220 licensed beds. PSG Management is receiving a management fee of $6,000,000 payable in equal monthly installments over the three-year term of the agreement. The management agreement is jointly and severally guaranteed by Nu-Med and its wholly-owned subsidiary PsychGroup, Inc., the parent of the contracting subsidiaries. On January 6, 1993, Nu-Med (but not any of its direct or indirect subsidiaries) filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Neither the Company nor any of its affiliates filed a proof of claim in the Nu-Med Chapter 11 proceeding, and the bar date (the time for filing proofs of claims) has passed. On June 1, 1994, Nu-Med issued a press release announcing its emergence from bankruptcy. It appears that, following the satisfaction of administrative claims by Nu-Med, liens on the shares of PsychGroup, Inc. will be removed and those shares will be distributed to creditors so that PsychGroup, Inc. will cease to be a wholly-owned subsidiary of Nu-Med. The guarantees given by Nu-Med and PsychGroup remain in place.

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

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Net sales of products: Net sales of products decreased by $141,000 or 1% and increased by $3,061,000 or 9% vs. the third quarter and nine months ended July 31, 1993, respectively:

                                                                         (Dollars in 000's)
                                                          Three Months Ended            Nine Months Ended
                                                               July 31,                      July 31,
                                                      --------------------------    --------------------------
                                                                             %                             %
                                                                            Incr/                         Incr/
                                                       1994       1993      (decr)   1994       1993      (decr)
                                                      -------    -------    ----    -------    -------    ----

CooperVision                                          $ 9,740    $ 9,358      4%    $27,712    $22,803     22%
CooperSurgical                                          3,178      3,761    (16%)     9,523     11,275    (16%)
CooperVision Pharmaceuticals                               92         32    188%        323        419    (23%)
                                                      -------    -------            -------    -------
Net Sales of Products                                 $13,010    $13,151     (1%)   $37,558    $34,497      9%
                                                      -------    -------            -------    -------
                                                      -------    -------            -------    -------

Net sales of CooperVision for the nine months increased primarily due to the April 1, 1993 acquisition of CoastVision, Inc. ('CoastVision'), a manufacturer of custom toric contact lenses for use by patients with astigmatic vision. As anticipated, CooperVision's sales mix has continued to shift towards daily wear and frequent replacement products, as well as specialty products, and away from extended wear products. The Company considers itself to be well positioned to compete successfully in specialty niches of the contact lens market, particularly with its Preference'r' line of frequent replacement lenses and its line of custom toric lenses.

Net sales of CooperSurgical ('CSI') have declined in both periods primarily due to slower sales of capital equipment, including surgical systems used in the Loop Electrosurgical Excision Procedure ('LEEP'), partially offset by increased sales in the international arena. CSI is continuing to direct its sales efforts towards the in-office gynecology market, which is growing faster than the hospital market. Sales of CSI's LEEP disposable products, diagnostic and cryosurgical products, and its EuroMed gynecology catalog remain stable. CSI's products are subject to substantial government regulation and to competition from a large number of competitors.

Net sales of CooperVision Pharmaceuticals for the nine months have declined primarily as a result of the sale of the EYEscrub'tm' product line on February 12, 1993.

COST OF SERVICES PROVIDED: Cost of services provided represents all of the operating costs (other than allocations from the Company's headquarters) incurred by HGA in generating its net patient revenues and management fee revenue. The results of subtracting cost of services provided from net service revenue is a profit of $716,000 or 6.6% and $3,104,000 or 9.2% of net service revenue in the third quarter and nine months of 1994, respectively. The corresponding profit for 1993 was $714,000 or 6.3% and $3,449,000 or 9.6% of net service revenue in the third quarter and nine months ended, respectively. The decreased percentage of profit for the nine months is primarily attributable to a lower than expected number of patient days at one of the hospitals operated by HGA, exacerbated by lower daily rates.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

COST OF PRODUCTS SOLD: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ('margin') was as follows:

                                                                             Three Months        Nine Months
                                                                                Ended               Ended
                                                                               July 31,            July 31,
                                                                            --------------      --------------
                                                                            1994      1993      1994      1993
                                                                            ----      ----      ----      ----

CooperVision                                                                 71%       71%       71%       69%
CooperSurgical                                                               40%       50%       48%       53%
Consolidated                                                                 64%       66%       65%       64%

Margin generated by CooperVision has increased due to the realization of efficiencies in manufacturing as well as the impact of cost reduction measures associated with downsizing. Also, the inclusion of higher margin CoastVision products has resulted in a favorable product mix. The margin decrease at CooperSurgical reflects increased sales to international distributors, which generate lower margins than domestic sales and an additional reserve required on endoscopy inventories.

RESEARCH AND DEVELOPMENT EXPENSE: Research and development expense was $904,000 and $3,232,000 for the third quarter and nine months ended July 31, 1994, respectively. The respective prior year research and development expense was $753,000 and $2,083,000. The increase is primarily attributable to increased development activity related to Verapamil, CooperVision Pharmaceuticals' calcium channel blocker now undergoing Phase III clinical studies, partially offset by reduced research and development project expenses in the CooperSurgical business unit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative (SG&A) expense by business unit and corporate was as follows:

                                                                         (Dollars in 000's)
                                                          Three Months Ended            Nine Months Ended
                                                               July 31,                      July 31,
                                                      --------------------------    --------------------------
                                                                             %                             %
                                                                            Incr/                         Incr/
                                                       1994       1993      (decr)   1994       1993      (decr)
                                                      -------    -------    ----    -------    -------    ----

CooperVision                                          $ 3,366    $ 3,777    (11%)   $10,311    $ 9,676      7%
CooperSurgical                                          1,643      2,815    (42%)     4,588      7,498    (39%)
CooperVision Pharmaceuticals                               97        282    (66%)       327        795    (59%)
Corporate/Other                                         1,938      8,915    (78%)     9,010     21,489    (58%)
                                                      -------    -------            -------    -------
Consolidated                                          $ 7,044    $15,789    (55%)   $24,236    $39,458    (39%)
                                                      -------    -------            -------    -------
                                                      -------    -------            -------    -------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Consolidated SG&A expense has decreased 55% for the comparable three month period largely as a result of the significant decrease in legal fees, costs related to the Company's settlement of breast implant litigation (see Note 2) and from savings generated by the consolidation of CooperSurgical facilities. CooperVision Pharmaceuticals' SG&A expense has decreased as a result of the sale of the EYEscrub'tm' product line on February 12, 1993. As a result of the acquisition of CoastVision in April 1993, SG&A expense at CVI increased by 7% for the nine months ended July 31, 1994 vs. 1993. Ongoing cost reduction programs, however, have resulted in an 11% reduction in CVI's SG&A for the comparable three-month periods.

COST  OF RESTRUCTURING  OPERATIONS: Results  for the  first nine  months of 1993
included  $451,000  of  restructuring  costs   for  the  consolidation  of   two
CooperSurgical facilities and related reorganization and relocation costs.

SETTLEMENT OF DISPUTES: In the first nine months of 1994, the Company recorded the following items related to settlement of disputes:

           A credit of $850,000 following receipt of funds by the Company to settle certain claims made by the Company associated with a real estate transaction.

           A charge of $5,800,000 which represents the Company's estimate of costs which may be required to settle certain disputes and other litigations now pending.

The $4,850,000 charge in the third quarter of 1993 relates to a settlement reached between the Company and Cooper Life Sciences, Inc. ('CLS'). Pursuant to the terms of the settlement agreement, CLS delivered a general release of claims against the Company, subject to exceptions for specified on-going contractual obligations, and agreed to certain restrictions on its acquisition, voting and transfer of securities of the Company, in exchange for the Company's payment of $4,000,000 in cash and delivery of 200,000 shares of common stock of CLS owned by the Company (which had a fair market value at the time of $850,000) and a general release of claims against CLS, subject to similar exceptions.

DEBT RESTRUCTURING COSTS: In the fourth quarter of 1993, the Company recorded a charge of $2,131,000 for debt restructuring costs which reflected the Company's estimate of transaction costs associated with the Exchange Offer and Consent Solicitation. See Note 2. These costs included amounts paid or to be paid to the Company's attorneys, accountants and financial advisor, printer's fees, fees of the financial advisor to the informal committee of holders of Debentures and its attorneys, and fees of the Information Agent and the Exchange Agent. In the first quarter of 1994, the Company incurred additional charges of $429,000.

INVESTMENT INCOME, NET: Investment income, net is comprised of interest income and gains (losses) on temporary investments. Interest income for the three and nine month periods ended July 31, 1994 was $104,000 and $276,000, respectively, vs. $416,000 and $2,160,000, respectively, for the comparable 1993 periods. The decrease primarily reflects the Company's use of cash for operating purposes, the acquisition of CoastVision on April 1, 1993, and a shift in investment strategy toward instruments with lower risk and correspondingly lower returns. Gain (loss) on temporary investments was $105,000 for the three months and $(547,000) for the nine months ended July 31, 1994 vs. $(613,000) and $1,069,000, respectively, in the comparable prior year periods. At July 31, 1994, the Company has no items classified as temporary investments on its balance sheet.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

GAIN ON SALES OF ASSETS AND BUSINESSES, NET: In the first quarter of 1994, the Company sold two parcels of land for cash and notes, for a net gain of $134,000, and its EYEscrub'tm' trademark in Canada, for a net gain of $80,000. In the second quarter of 1993, the Company sold its domestic EYEscrub'tm' product line, which resulted in a gain of $620,000.

OTHER INCOME, NET: Other income, net was $59,000 and $291,000 for the three months ended July 31, 1994 and 1993, respectively, and was $1,000 and $477,000 for the nine months ended July 31, 1994 and 1993, respectively. Other income in 1993 primarily consists of consent fees, extension fees and collection fees related to the Company's temporary investment activity and also rental income from realty investments.

INTEREST EXPENSE: The decrease in interest expense for the comparable three and nine-month periods is due to the reduction of debt of HGA and the effect of the Exchange Offer and Consent Solicitation described in Note 2.

PROVISION FOR INCOME TAXES: Provision for income taxes reflects state income and franchise taxes. Tax accruals of $4,000,000, which were no longer required, were reversed in the third quarter of 1994.

LOSS ON SALE OF DISCONTINUED OPERATIONS, NET OF TAXES: Results for the first nine months of 1993 include a charge of $14,000,000 to increase the Company's accrual for contingent liabilities associated with breast implant litigation involving the plastic and reconstructive surgical division of the Company's former CooperSurgical business segment which was sold in fiscal 1989. The
Company also recorded a reversal of $343,000 of accruals no longer necessary related to another discontinued business.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is a defendant in a number of legal actions relating to its past or present business in which plaintiffs are seeking damages.

     For a description of the Indictment and the SEC Complaint as well as certain other legal proceedings, see Note 3 of Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this report.

     The Company was named in an action entitled Bruce D. Sturman v. The Cooper Companies, Inc. and Does 1-100, Inclusive, first brought on July 24, 1992 in the Superior Court in the State of California, Los Angeles, County. On May 14, 1993, Mr. Sturman filed a First Amended Complaint in the Superior Court of the State of California, County of Alameda, Eastern Division, the jurisdiction to which the original case had been transferred. In the Amended Complaint, Mr. Sturman alleged that by first suspending and then terminating him from his position as Co-Chairman, the Company breached his employment agreement, violated provisions of the California Labor Code, wrongfully terminated him in violation of public policy, breached its implied covenant of good faith and fair dealing, defamed him, invaded his privacy and intentionally inflicted emotional distress, and was otherwise fraudulent, deceitful and negligent. The Amended Complaint seeks declaratory relief, damages in the amount of $5,000, treble and punitive damages in an unspecified amount, and general, special and consequential damages in the amount of at least $5,000,000. In March 1993, the Court ordered a stay of all discovery in this action until further order of the Court. On September 24, 1993, Mr. Sturman filed a Second Amended Complaint, setting forth the same material allegations and seeking the same relief and damages as set forth in the First Amended Complaint. The Company filed an Answer, generally denying all of the allegations in the Second Amended Complaint. In February 1994, the stay on discovery was lifted and trial was set for October 21, 1994. In July 1994, Mr. Sturman filed a Third Amended Complaint, adding as defendants Joseph C. Feghali, a director, and Robert S. Holcombe and Robert S. Weiss, officers of the Company who were also directors at the time Mr. Sturman was terminated. The Judge then imposed a stay on all discovery through September 19, 1994 and postponed the trial date to December 16, 1994. While the Company and Mr. Sturman have engaged in discussions intended to settle their dispute, there can be no assurances that these negotiations will be successfully concluded. Based on management's current knowledge of the facts and circumstances surrounding Mr. Sturman's termination, the Company believes that it has meritorious defenses to this lawsuit and intends to defend vigorously against the allegations in the Second Amended Complaint.

     On March 30, 1994, Envirodyne Industries, Inc. filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company, Connecticut Mutual Life Insurance Company, Presidential Life Insurance Company, M D Sass Re/Enterprise Partners L.P. and Gruss Partners. The complaint alleges that defendants, former holders of Envirodyne subordinated promissory notes (the '13 1/2% Notes'), filed an involuntary bankruptcy petition against Envirodyne without complying with the indenture issued in connection with the 13 1/2% Notes and that the allegedly improvident filing of the involuntary bankruptcy petition allegedly damaged Envirodyne in an amount in excess of $100 million. Defendants removed the case to the United States Bankruptcy Court for the Northern District of Illinois and, on May 20, 1994, moved to dismiss the complaint. The Company believes it has meritorious defenses to Envirodyne's complaint and, if the pending motion to dismiss is not successful, it will vigorously defend the case.

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

 Exhibit
 Number          Description

   11            Calculation of Net Income (Loss) Per Common Share
   27            Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the period May 1, 1994 to July 31, 1994. The Company did, however, file the following report on Form 8-K on August 1, 1994:

    Date of
    Report       Item Reported

August 1, 1994   Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Cooper Companies, Inc.
                             ..................................................

                                                 (Registrant)

Date: September 9, 1994

                                              /s/ Robert S. Weiss
                             ..................................................

                             Robert S. Weiss
                             Senior Vice President, Treasurer and
                             Chief Financial Officer

          STATEMENT OF DIFFERENCES

The registered trademark symbol
    shall be expressed as................ 'r'

The trademark symbol shall be
    expressed as.........................'tm'


                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                               Index of Exhibits

Exhibit No.                                                                                                Page No.

     11       Calculation of Net Income (Loss) Per Common Share                                               24
     27       Financial Data Schedule                                                                         25