Form 10-K
period 1994-10-31
COOPER COMPANIES INC
filed 1995-01-26
CIK 711404

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1994            COMMISSION FILE NO. 1-8597
                            ------------------------

                           THE COOPER COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                  94-2657368
              (STATE OR OTHER JURISDICTION                                     (I.R.S. EMPLOYER
                    OF INCORPORATION)                                         IDENTIFICATION NO.)
          1 BRIDGE PLAZA, FORT LEE, NEW JERSEY                                       07024
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                  (ZIP CODE)

                                  201-585-5100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                 NAME OF EACH EXCHANGE
                           TITLE OF EACH CLASS                                    ON WHICH REGISTERED
- -------------------------------------------------------------------------  ---------------------------------

Common Stock, $.10 Par Value, and associated Rights                        New York Stock Exchange
                                                                           Pacific Stock Exchange

10 5/8% Convertible Subordinated Reset Debentures due 2005                 New York Stock Exchange
                                                                           Pacific Stock Exchange

10% Senior Subordinated Secured Notes due 2003                             Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1994: Common Stock, $.10 Par Value -- $58,791,677

     Number of shares outstanding of the registrant's common stock, as of December 31, 1994: 34,116,722

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     The Cooper Companies, Inc. ('TCC' or the 'Company'), through its subsidiaries, develops, manufactures and markets healthcare products, including a range of contact lenses and diagnostic and surgical instruments and accessories, and provides healthcare services through the ownership and operation of certain psychiatric facilities and the management of other such facilities. TCC is a Delaware corporation which was organized on March 4, 1980.

COOPERVISION

     CooperVision, Inc. ('CooperVision' or 'CVI'), develops, manufactures and markets a range of contact lenses in the United States and Canada. Approximately 75% of the lenses sold are conventional daily or flexible wear lenses and approximately 25% constitute frequent replacement lenses.

     CooperVision's major brand name lenses are Hydrasoft'r', Preference'r', Vantage'r', Permaflex'r', Permalens'r' and Cooper Clear'tm'. These and other products enable CooperVision to fit the needs of a diverse group of wearers by offering lenses formulated from a variety of polymers containing varying amounts of water and different degrees of oxygen permeability, and having different design parameters, diameters, base curves and lens edges. Certain lenses offer special features such as protection against ultraviolet light, color tint, astigmatic correction or aphakic correction. Lenses are available in a wide range of prices.

     Preference'r' is a frequent replacement product manufactured from the Tetrafilcon A polymer. Preference'r' was test marketed during the fourth quarter of fiscal 1991 and introduced in fiscal 1992. Three clinical studies, conducted at 31 investigative sites using 603 patients, have demonstrated Preference's superior performance in connection with deposit resistance, visual acuity and handling.

     In April 1993, CooperVision acquired CoastVision, Inc. ('CoastVision'), a contact lens company which designs, manufactures and markets high quality soft toric lenses (the majority of which are custom made) designed to correct astigmatism. The acquisition has enabled CooperVision to expand into an additional niche in the contact lens market and to enlarge its customer base.

     In October 1994, CooperVision introduced Preference Toric'tm', a toric frequent replacement product. Preference Toric'tm' combines the benefits of the Tetrafilcon A polymer and the low cost toric manufacturing techniques and design characteristics of CoastVision's Hydrasoft'r'. This new product enables CooperVision to compete in the fast-growing toric planned replacement market segment.

     CooperVision is continuing to explore opportunities to expand and diversify its business into additional niche markets.

COOPERVISION PHARMACEUTICALS

     CooperVision Pharmaceuticals, Inc. ('CVP') is a research and development company engaged in developing proprietary ophthalmic pharmaceuticals. Its current focus is on topical applications of calcium channel blocking drugs, a class of compounds traditionally used systemically to treat hypertension and selected cardiac disorders. CVP is also developing, on a smaller scale, a group of proprietary ophthalmic formulations for a number of ophthalmic diagnostic products.

     Prior to February 1993, CVP marketed the EYEscrub'tm' product line. By December 1994, CVP had discontinued sales of EYEscrub'tm' and its branded generic line of ophthalmic pharmaceuticals.

     CVP's efforts currently are being focused primarily on CalOptic'tm', CVP's brand of Verapamil HCl, a Class I calcium channel blocker. Studies sponsored by unrelated third parties have demonstrated the ability of some calcium channel blocking drugs to lower intraocular pressure after oral administration. In fiscal 1991, CVP obtained an exclusive license to the U.S. patent for the topical use of Class I calcium channel blockers as potential anti-glaucoma compounds. CVP has filed additional U.S. and international patent applications. CVP received U.S. Food and Drug Administration ('FDA') clearance to begin human clinical trials in June 1991.

     Studies conducted by CVP to date indicate that the topical administration of CalOptic'tm' may offer a novel approach to treating elevated intraocular pressure, one of the leading risk indicators of glaucoma. Elevated intraocular pressure appears to be caused, in part, by a decrease of acqueous humor outflow from the eye. CalOptic'tm' has demonstrated the ability to increase the outflow of acqueous humor. While leading glaucoma medications suppress the production of aqueous humor in the eye, they do not address the underlying cause of elevated intraocular pressure.

     Calcium channel blocking drugs are also known to enhance blood flow in certain blood vessels following oral administration. Based on a number of medical publications, enhanced bloodflow to certain regions of the eye is believed to be of benefit in treating ocular diseases associated with the posterior segments of the eye. CVP's recently completed studies may provide information regarding the effect of the topical administration of CalOptic'tm' on ocular bloodflow.

     During 1994, CVP expanded its Phase II and III clinical studies of CalOptic'tm'. These studies were designed to enable CVP to assess the extent of intraocular pressure reduction and side effects from CalOptic'tm' in a larger patient population over a longer time period than in previous trials.

     The analysis of clinical data from certain of those studies is anticipated to be completed during the first quarter of calendar 1995. At that time, CVP will be in a better position to determine the protocol for its future studies and whether to continue with its exclusive development of CalOptic'tm' or to seek one or more partners to assist in its further development.

COOPERSURGICAL

     CooperSurgical, Inc. ('CooperSurgical' or 'CSI') was established in November 1990 to compete in niche segments of the rapidly expanding worldwide market for diagnostic and surgical instruments, accessories and disposable devices. Its business is developing, manufacturing and distributing electrosurgical, cryosurgical and general application diagnostic and surgical instruments, disposable devices and equipment used selectively in both traditional and minimally invasive surgical procedures, especially those performed by gynecologists. Unlike traditional surgical devices, electrosurgical instruments, which operate by means of high radio frequency, dissect and cause coagulation, making them useful in surgical procedures to minimize blood loss. Cryosurgical equipment is differentiated by its ability to apply cold or sub-zero temperatures to the body in order to cause adhesion, provoke an inflammatory response or destroy diseased tissue.

     CooperSurgical's loop electrosurgical excision procedure products, marketed under the LEEP'tm' brand name, are viewed as an improvement over existing laser treatments for primary use in the removal of cervical and vaginal pre-cancerous tissue and benign external lesions. Unlike laser ablation, which tends to destroy tissue, the electrosurgery procedure removes affected tissue with minimal charring, thereby improving the opportunity to obtain an accurate histological analysis of the patient's condition by producing a viable tissue specimen for biopsy purposes. In addition, the loop electrosurgical excision procedure is less painful to the patient than laser ablation and is easily learned by practitioners. Because this procedure enables a gynecologist to both diagnose and treat a patient in one office visit, patients incur lower costs.

     CooperSurgical's LEEP System 6000'r' branded products include an electrosurgical generator, sterile single application LEEP Electrodes'tm', the CooperSurgical Smoke Evacuation System 6080'tm', a single application LEEP
RediKit'r', a series of educational video tapes and a line of autoclavable coated LEEP'tm' surgical instruments. LEEP System 1000'tm' branded products have been introduced for use abroad.

     CooperSurgical's Euro-Med mail order business offers over 400 products for use in gynecologic and general surgical procedures. Over 60% of these products are exclusive to Euro-Med, including its 'signature' instrument series, cervical biopsy punches, clear plastic instruments used for unobstructed viewing, titanium instruments used in laser surgeries, colposcopy procedure kits and instrument care and sterilization systems. In September 1994, CooperSurgical introduced its Euro-Med catalog abroad.

The catalog, which was printed in French and German, was mailed to physicians practicing in Belgium, France and Germany.

     CooperSurgical's Frigitronics'r' instruments for cryosurgery are used primarily in dermatologic procedures to treat skin cancers, in ophthalmic procedures to treat retinal detachments and remove cataracts, and in certain gynecologic, cardiovascular and general surgical procedures. The primary products bearing the Frigitronics brand name are the Model 310 Zoom Colposcope, the CCS-200 Cardiac Cryosurgical System, the Model 2000 Ophthalmic Cryosurgical System and the Cryo-Plus System for gynecologic office procedures.

     In August 1994, CooperSurgical entered into an agreement with InnerDyne, Inc. relating to InnerDyne's proprietary thermal ablation technology for gynecological applications such as the control of excessive uterine bleeding. Safety and efficacy studies are currently underway abroad. Upon completion of those studies, CooperSurgical will decide whether to exercise its option to acquire exclusive worldwide commercialization rights in exchange for an initial payment of $4 million plus royalties on future sales of the system. If it elects to exercise its option, CooperSurgical and InnerDyne will continue to work together to develop and commercialize the proprietary technology. While the project is still in the exploratory stage, CooperSurgical has the right to terminate the agreement at any time with 30 days notice.

HOSPITAL GROUP OF AMERICA

     In May 1992, a newly-formed subsidiary of the Company acquired all of the issued and outstanding stock of Hospital Group of America, Inc., a corporation indirectly owned by Nu-Med, Inc. ('Nu-Med'). In June 1992, that company was merged with TCC's subsidiary, with that subsidiary surviving the merger and changing its name to Hospital Group of America, Inc. ('HGA'). As a result, HGA acquired three psychiatric facilities: Hartgrove Hospital in Chicago, Illinois (which currently has 119 licensed beds), Hampton Hospital in Rancocas, New Jersey (which currently has 100 licensed beds) and MeadowWood Hospital in New Castle, Delaware (which currently has 50 licensed beds). In addition, the Company, through its subsidiary, PSG Management, Inc. ('PSG Management'), entered into a management services agreement (the 'Management Services Agreement') with three indirectly owned subsidiaries of Nu-Med under which it assumed the management of three psychiatric facilities owned by such subsidiaries: Northwestern Institute of Psychiatry in Fort Washington, Pennsylvania (which currently has 146 licensed beds), Malvern Institute for Psychiatric and Alcohol Studies in Malvern, Pennsylvania (which currently has 36 licensed beds), and Pinelands Hospital in Nacogdoches, Texas (which currently has 40 licensed beds). The Management Services Agreement, which provides for monthly payments to PSG Management of $166,667, will expire by its terms in May 1995.

     HGA's three owned and three managed psychiatric facilities provide intensive and structured treatment for children, adolescents and adults suffering from a variety of mental illnesses and/or chemical dependencies, including treatment for women, older adults, survivors of psychological trauma and alcohol and substance abusers. Services include comprehensive psychiatric and chemical dependency evaluations, inpatient and outpatient treatment and partial hospitalization.

     In response to market demands for an expanded continuum of care, HGA is in the process of expanding its outpatient and partial hospitalization programs. Six facilities, affiliated with either Hartgrove Hospital or MeadowWood Hospital, have been opened since January 1994. Several of those facilities offer day treatment to children and adolescents, others offer treatment to chronically mentally ill adults and others offer outpatient counseling. Additional programs are expected to commence operations in 1995.

     The following is a comparison of certain statistical data relating to inpatient treatment for fiscal years 1992, 1993 and 1994 for the psychiatric facilities owned by HGA:

                                                                 FISCAL YEAR ENDED OCTOBER 31,
                                                                 -----------------------------
                                                                  1994       1993      1992(1)
                                                                 ------     ------     -------

Total patient days............................................   71,882     72,054      78,119
Admissions....................................................    4,787      4,310       3,726
Average length of stay (in days)..............................     15.0       16.8        21.0
Average occupancy.............................................     73.2%      76.2%       82.6%

- ------------

(1) Reflects operations of HGA when owned by Nu-Med and, after May 29, 1992, by TCC.

- ----------------------------------------------------------

     During the three-year period for which information is provided, both total patient days and average length of stay have declined. This trend is due, in part, to pressure from managed care groups to limit the length of hospital stays.

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

     A medical group, which is not affiliated with the Company, is responsible for providing clinical and clinical administrative services at Hampton Psychiatric Institute ('Hampton Hospital'), the primary facility operated by Hospital Group of New Jersey, Inc. ('HGNJ'), a subsidiary of HGA. HGNJ is seeking to terminate its agreement with HMG based upon allegations that HMG has engaged in billing fraud with respect to the provision of such services. See
Item 3, 'Legal Proceedings.'

     On October 9, 1992, HGA filed a complaint against Nu-Med and several of its subsidiaries asserting claims in excess of $4 million and asserted additional claims against the same defendants in excess of an additional $6 million that are to be resolved by an independent auditor. In both instances, HGA's claims arose from the defendants' alleged breaches of certain provisions in the acquisition agreement pursuant to which the HGA facilities were acquired. Nu-Med has since been reorganized under bankruptcy, and the claims against Nu-Med are barred; however, the relevant subsidiaries of Nu-Med (including those that directly or indirectly own the three psychiatric facilities managed by PSG Management) were not part of Nu-Med's bankruptcy filing, and HGA's claims are still pending against those subsidiaries.

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

     While other programs may exist or be adopted in different jurisdictions, the following four categories reflect the primary methods by which HGA's three owned facilities receive payment for services:

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

          (c) Cost-based reimbursement is predicated on the allowable cost of services, plus, in certain cases, an incentive payment where costs fall below a target rate. It is used by Medicare, Medicaid and certain Blue Cross insurance programs to provide reimbursement in amounts lower than the standard or negotiated schedule of rates in effect at an HGA facility.

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

     Limits on Reimbursement. Changes in government reimbursement programs have resulted in limitations on increases in, and in some cases in reduced levels of, reimbursement for, healthcare services, and additional changes are anticipated. Such changes are likely to result in further limitations on reimbursement levels. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures. Inpatient hospital utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. In addition, efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue. Although it is unable to predict the effect these changes will have on its operations, as the number of patients covered by managed care payors increases, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have an adverse effect on HGA's business and earnings.

RESEARCH AND DEVELOPMENT

     During the fiscal years ended October 31, 1994, 1993 and 1992, expenditures for Company-sponsored research and development were $4,407,000, $3,209,000 and $3,267,000, respectively. During fiscal 1994, approximately 63% of those expenditures was incurred by CVP, 21% was incurred by CooperVision and the balance was incurred by CooperSurgical. No customer-sponsored research and development has been conducted.

     The Company employs 20 people in its research and development and manufacturing engineering departments. Product development and clinical research for CooperVision products are supported by outside specialists in lens design, formulation science, polymer chemistry, microbiology and biochemistry. At CVP, employees work with outside consultants. Product research and development for CooperSurgical is conducted in-house and by outside surgical specialists, including members of both the CooperSurgical and Euro-Med surgical advisory boards. Research involving endometrial ablation technology is performed by experts in fluidics and heat transfer at InnerDyne.

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

     The Company is currently developing and marketing both medical devices and drug products. Medical devices are subject to different levels of FDA regulation depending upon the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval procedures, while Class I and II devices are subject to substantially lower levels of regulation.

     A multi-step procedure must be completed before a new contact lens can be sold commercially. Data must be compiled on the chemistry and toxicology of the lens, its microbiological profile and the proposed manufacturing process. All data generated must be submitted to the FDA in support of an application for an Investigational Device Exemption. Once granted, clinical trials may be initiated subject to the review and approval of an Institutional Review Board and, where a lens is determined to be a significant risk device, the FDA. Upon completion of clinical trials, a Premarket Approval Application must be submitted and approved by the FDA before commercialization may begin. A similar procedure will be followed in the United States in connection with the development of the InnerDyne thermal ablation technology should the Company determine to continue its development beyond the initial safety and efficacy trials being performed abroad.

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

     Healthcare Services. The healthcare services industry is subject to substantial federal, state and local regulation. Government regulation affects the Company's business by controlling the use of its properties and controlling reimbursement for services provided. Licensing, certification and other applicable governmental regulations vary from jurisdiction to jurisdiction and are revised periodically.

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

     Most states in which the Company operates or manages hospital facilities have in effect certificate of need statutes. State certificate of need statutes provide, generally, that prior to the construction of new healthcare facilities, the addition of new beds or the introduction of a new service, a state agency must determine that a need exists for those facilities, beds or services. A certificate of need is generally issued for a specific maximum amount of expenditures or number of beds or types of services to be provided, and the holder is generally required to implement the approved project within a specific time period. Certificate of need issuances for new facilities are extremely competitive, often with several applicants for a single certificate of need.

     Five of the six Company-owned or managed facilities are certified or approved as providers under one or more of the Medicaid or Medicare programs. In order to receive Medicare reimbursement, each facility must meet the applicable conditions promulgated by the United States Department of Health and Human Services relating to the type of facility, its equipment, its personnel and its standards of patient care. The sixth facility treats only substance abuse conditions and is not eligible for certification.

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

     Various state and federal laws regulate the relationships between providers of healthcare services and physicians. Among these laws are the Medicare and Medicaid Anti-Fraud and Abuse Amendments to the Social Security Act, which prohibit individuals or entities participating in the Medicare or Medicaid programs from knowingly and willfully offering, paying, soliciting or receiving 'remuneration' (which includes anything of value) in order to induce referrals for items or services reimbursed under those programs. Sanctions for violating the Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. In addition,
Section 1877 of the Social Security Act was amended, effective January 1, 1995, to significantly broaden the prohibitions against physicians making referrals under Medicare and Medicaid programs to providers with which the physicians have financial arrangements. Many states have adopted, or are considering, similar legislative proposals, some of which (including statutes in effect in New Jersey and Illinois) extend beyond the Medicare and Medicaid programs to all healthcare services.

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

     Healthcare Reform. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens. In 1993, President Clinton introduced a healthcare reform bill that included a number of measures that were broadly viewed as increasing the scope of government regulation of the healthcare industry. Key elements in the President's proposal and other healthcare reform proposals included various insurance market reforms, the requirement that businesses provide health insurance coverage for their employees, reductions or lesser increases in future Medicare and Medicaid reimbursement to providers and more stringent government cost controls. None of these proposals has been adopted. There continue to be efforts at the federal level to introduce various insurance market reforms, expanded fraud and abuse and anti-referral legislation and further reductions in Medicare and Medicaid reimbursement. A broad range of both similar and more comprehensive healthcare reform initiatives is likely to be considered at the state level. It is uncertain which, if any, of these or other proposals will be adopted. The Company cannot yet predict the effect such reforms or the prospect of their enactment may have on the business of the Company and its subsidiaries. Accordingly, no assurance can be given that the same will not have a material adverse effect on the Company's revenues, earnings or cash flows.

RAW MATERIALS

     In general, raw materials required by CooperVision consist of various polymers as well as packaging materials. Alternative sources of all of these materials are available. Raw materials used by CooperSurgical or its suppliers are generally available from a variety of sources. Products manufactured for CooperSurgical are generally available from more than one source. However, because some products require specialized manufacturing procedures, CooperSurgical could experience inventory shortages if an alternative manufacturer had to be secured on short notice. CVP currently acquires its Verapamil compound pursuant to the terms of a long-term supply agreement.

MANUFACTURING

     CooperVision manufactures products in the United States and Canada. CooperSurgical manufactures products in the United States and Europe.

     Pursuant to a supply agreement entered into in May 1989 and subsequently amended between the Company and Pilkington plc, the buyer of the Company's contact lens business outside of the United States and Canada, CooperVision purchases certain of its lenses from Pilkington plc (see Note 12)1. These purchased lenses represented approximately 13%, 28% and 31% of the total number of lenses sold by the Company in fiscal 1994, 1993 and 1992, respectively.

MARKETING AND DISTRIBUTION

     Healthcare Products. In the United States and Canada, CooperVision markets its products through its field sales representatives, who call on ophthalmologists, optometrists, opticians and optical chains. In the United States, field sales representatives also call on distributors.

     CooperSurgical's LEEP'tm', Frigitronics'r', hysteroscopy and endoscopy products are marketed worldwide by a network of independent sales representatives and distributors. In the United States, CooperSurgical, as a principal method of increasing physician awareness of its products, conducts teaching seminars. Euro-Med instruments, as well as certain LEEP'tm' disposable products, are marketed in the United States and abroad through direct mail catalog programs.

     Healthcare Services. HGA's marketing concept aims to position each psychiatric facility as the provider of the highest quality mental health services in its marketplace. HGA employs a combination of general advertising, toll-free 'help lines,' community education programs and facility-based continuing education programs to underscore the facility's value as a mental health resource center. HGA's marketing emphasizes discrete programs for select illnesses or disorders because of its belief that marketing a generic product without program differentiation will not generate the interest of, or be of value to, a referral source seeking treatment for specific disorders. Referral sources include psychiatrists, other physicians, psychologists, social workers, school guidance counselors, police, courts, clergy, care-provider organizations and former patients.

PATENTS, TRADEMARKS AND LICENSING AGREEMENTS

     TCC owns or licenses a variety of domestic and foreign patents which, in the aggregate, are material to its businesses. Unexpired terms of TCC's United States patents range from less than one

- ------------
1 All references to Note numbers shall constitute the incorporation by reference of the text of the specific Note, contained in the Notes to Consolidated Financial Statements of the Company and its subsidiaries located in Item 8, into the Item number in which it appears.

year to a maximum of 17 years. CVP has the exclusive license to the U.S. patent for the topical use of Class I calcium channel blockers as agents to reduce intraocular pressure in ocular hypertensive conditions including glaucoma. In addition, CVP has filed and/or is in the process of filing additional U.S. and international patent applications. CooperVision holds a patent on certain manufacturing technologies employed in the production of certain of its contact lenses.

     As indicated in the references to such products in this Item 1, the names of certain of TCC's products are protected by trademark registrations in the United States Patent and Trademark Office and, in some instances, in foreign trademark offices as well. Applications are pending for additional trademark registrations. TCC considers these trademarks to be valuable because of their contribution to the market identification of its various products.

DEPENDENCE UPON CUSTOMERS

     At this time, no material portion of TCC's businesses is dependent upon any one customer or upon any one affiliated group of customers. However, approximately 17% and 22%, respectively, of HGA's fiscal 1994 net patient revenue was generated by Medicaid and Medicare, respectively.

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

     Healthcare Products. Numerous companies are engaged in the development and manufacture of contact lenses and ophthalmic pharmaceuticals. CooperVision competes primarily on the basis of product quality, service and reputation among medical professionals and by its participation in specialty niche markets. It has been, and continues to be, the sponsor of clinical lens studies intended to generate information leading to the improvement of CooperVision's lenses from a medical point of view. Major competitors have greater financial resources and larger research and development and sales forces than CooperVision. Furthermore, many of these competitors offer a greater range of contact lenses, plus a variety of other eyecare products, including lens care products and ophthalmic pharmaceuticals, which gives them a competitive advantage in marketing their lenses.

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

     Healthcare Services. In most areas in which HGA operates, there are other psychiatric facilities that provide services comparable to those offered by HGA's facilities. Some of those facilities are owned by governmental organizations, not-for-profit organizations or investor-owned companies having substantially greater resources than HGA and, in some cases, tax-exempt status. Psychiatric facilities frequently draw patients from areas outside their immediate locale, therefore, HGA's psychiatric facilities compete with both local and distant facilities. In addition, psychiatric facilities also compete with psychiatric units in acute care hospitals. HGA's strategy is to develop high quality programs designed to target specific disorders and to retain a highly qualified professional staff.

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

WORKING CAPITAL

     TCC's businesses have not required any material working capital arrangements in the past five years. In light of the substantial reduction in TCC's current asset base and the net cash outflow anticipated in connection with the development of certain new products, the Company has obtained a line of credit from a commercial lender and is pursuing a variety of other alternatives to obtain funds. See Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity.'

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

     Note 14 sets forth financial information with respect to TCC's business segments and sales in different geographic areas.

EMPLOYEES

     On October 31, 1994, TCC and its subsidiaries employed approximately 970 persons. In addition, HGA's psychiatric facilities are staffed by licensed physicians who have been admitted to the medical staff of an individual facility. Certain of those physicians are not employees of HGA. TCC believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     The following are TCC's principal facilities as of December 31, 1994:

                                                              APPROXIMATE   APPROXIMATE
                                                              FLOOR AREA       ANNUAL        LEASE
          LOCATION                      OPERATIONS             (SQ. FT.)        RENT       EXPIRATION
- -----------------------------  -----------------------------  -----------   ------------   ----------

United States
     Fort Lee, NJ............  Executive Offices                 11,000(1)    $230,000(1)  Feb. 2005
     Pleasanton, CA..........  Offices                           14,000       $198,000     Sept. 1995
     Chicago, IL.............  Psychiatric Hospital              74,000     Owned in fee   N/A(2)
     New Castle, DE..........  Psychiatric Hospital              45,000     Owned in fee   N/A(2)
     Mt. Holly, NJ...........  Learning Facility                 22,000       $235,000     Aug. 1996
     Rancocas, NJ............  Psychiatric Hospital              65,000     Owned in fee   N/A(2)
     Wayne, PA...............  Offices                            4,000       $ 61,000     Jan. 1996

                                                  (table continued on next page)

(table continued from previous page)

                                                              APPROXIMATE   APPROXIMATE
                                                              FLOOR AREA       ANNUAL        LEASE
          LOCATION                      OPERATIONS             (SQ. FT.)        RENT       EXPIRATION
- -----------------------------  -----------------------------  -----------   ------------   ----------
     Irvine, CA..............  Offices, distribution and
                               customer service                  17,500       $120,000     Jan. 1998
     Huntington Beach, CA....  Manufacturing and technical
                               offices                           21,000       $180,000     April 1997
     Fairport, NY............  Administrative offices and
                               marketing                         15,000       $237,000(3)  March 1997
     Scottsville, NY.........  Manufacturing, distribution
                               and warehouse facilities          20,000     Owned in fee   N/A
     Shelton, CT.............  Manufacturing, research and
                               development, marketing,
                               distribution and warehouse
                               facilities                        25,000       $225,000     Dec. 2001
Canada
     Markham, Ont............  Offices, manufacturing
                               distribution and warehouse
                               facilities                        23,000       $ 75,000     Feb. 2000

- ------------

(1) On December 9, 1994, the Company entered into a sublease pursuant to which it has subleased to a third party approximately 6,000 square feet of its Fort Lee, NJ office space at an annual base rent commencing at $113,924 in year one and increasing to $125,916 in years two through five, the last year of the sublease. The subtenant has an option to renew the sublease for an additional five years.

(2) Outstanding loans, totaling $12,556,000 as of October 31, 1994, were secured by these properties.

(3) Includes utilities, common area charges and taxes.

- ----------------------------------------------------------

     The Company believes its properties are suitable and adequate for its businesses.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a defendant in a number of legal actions relating to its past or present businesses in which plaintiffs are seeking damages. In the opinion of management, after consultation with counsel, the ultimate disposition of those actions will not materially affect the Company's financial condition.

     The Company is named as a nominal defendant in a shareholder derivative action entitled Harry Lewis and Gary Goldberg v. Gary A. Singer, Steven G. Singer, Arthur C. Bass, Joseph C. Feghali, Warren J. Keegan, Robert S. Holcombe and Robert S. Weiss, which was filed on May 27, 1992 in the Court of Chancery, State of Delaware, New Castle County. On May 29, 1992, another plaintiff, Alfred Schecter, separately filed a derivative complaint in Delaware Chancery Court that was essentially identical to the Lewis and Goldberg complaint. Lewis and Goldberg later amended their complaint, and the Delaware Chancery Court thereafter consolidated the Lewis and Goldberg and Schecter actions as In re The Cooper Companies, Inc. Litigation, Consolidated C.A. 12584, and designated Lewis and Goldberg's amended complaint as the operative complaint (the 'First Amended Derivative Complaint'). The First Amended Derivative Complaint alleges that certain directors of the Company and Gary A. Singer, as Co-Chairman of the Board of Directors, caused or allowed the Company to be a party to the 'trading scheme' referenced in the SEC Complaint described below. The First Amended Derivative Complaint also alleges that the defendants violated their fiduciary duties to the Company by not vigorously investigating the allegations of securities fraud. The First Amended Derivative Complaint requests that the Court order the defendants (other than the Company) to pay damages and expenses to the Company and certain of the defendants to disgorge their profits to the Company. On October 16, 1992, the defendants moved to dismiss the First Amended Derivative Complaint on grounds that such

Complaint fails to comply with Delaware Chancery Court Rule 23.1 and that Count III of the First Amended Derivative Complaint fails to state a claim. No further proceedings have taken place. The Company has been advised by the individual directors named as defendants that they believe they have meritorious defenses to this lawsuit and intend vigorously to defend against the allegations in the First Amended Derivative Complaint. The parties have engaged in preliminary settlement negotiations; however, there can be no assurances that these discussions will be concluded successfully.

     The Company was named as a nominal defendant in a purported shareholder derivative action entitled Bruce D. Sturman v. Gary A. Singer, Steven G. Singer, Brad C. Singer, Martin Singer, John D. Collins II, Back Bay Capital, Inc., G. Albert Griggs, Jr., John and Jane Does 1-10 and The Cooper Companies, Inc., which was filed on May 26, 1992 in the Supreme Court of the State of New York, County of New York. The plaintiff, Bruce D. Sturman, a former officer and director of the Company, alleged that Gary A. Singer, as Co-Chairman of the Board of Directors, and various members of the Singer family caused the Company to make improper payments to alleged third-party co-conspirators as part of the 'trading scheme' that was the subject of the SEC Complaint. The complaint requested that the Court order the defendants (other than the Company) to pay damages and expenses to the Company, including reimbursement of payments made by the Company to the co-conspirators, and to disgorge their profits to the Company. Pursuant to its decision and order, filed August 17, 1993, the Court dismissed this action under New York Civil Practice Rule 327(a). On September 22, 1993, the plaintiff filed a Notice of Appeal, and the appeal was heard by the Appellate Division in early January 1995; no decision has been rendered by the Appellate Court to date.

     On November 10, 1992, the SEC filed a civil Complaint for Permanent Injunction and Other Equitable Relief (the 'SEC Complaint') in the United States District Court for the Southern District of New York against the Company, Gary
A. Singer (a former Co-Chairman of the Board of the Company), Steven G. Singer (the Company's former Executive Vice President and Chief Operating Officer and Gary Singer's brother), and, as relief defendants, certain persons related to Gary and Steven Singer and certain entities in which they and/or those related persons have an interest. The SEC Complaint alleged that the Company and Gary and Steven Singer violated various provisions of the Securities Exchange Act of 1934, as amended (the 'Securities Exchange Act'), including certain of its antifraud and periodic reporting provisions, and aided and abetted violations of the Investment Company Act, and the Investment Advisers Act, in connection with a 'trading scheme' to 'frontrun' high yield bond purchases by the Keystone Custodian Funds, Inc., a group of mutual funds. The SEC Complaint further alleged, among other things, federal securities law violations (i) by the Company and Gary Singer in connection with an alleged manipulation of the trading price of the Company's 10 5/8% Convertible Subordinated Reset Debentures due 2005 (the 'Debentures') to avoid an interest rate reset allegedly required on June 15, 1991 under the terms of the Indenture governing the Debentures, (ii) by Gary Singer in allegedly transferring profits on trades of high yield bonds from the Company to members of his family and failing to disclose such transactions to the Company and (iii) by the Company in failing to disclose publicly on a timely basis such transactions by Gary Singer. The SEC Complaint asked that the Company and Gary and Steven Singer be enjoined permanently from violating the antifraud, periodic reporting and other provisions of the federal securities laws, that they disgorge the amounts of the alleged profits received by them pursuant to the alleged frauds (stated in the SEC's Litigation Release No. 13432 announcing the filing of the SEC Complaint as being $1,296,406, $2,323,180 and $174,705, respectively), plus interest, and that they each pay appropriate civil monetary penalties. The SEC Complaint also sought orders permanently prohibiting Gary and Steven Singer from serving as officers or directors of any public company and disgorgement from certain Singer family members and entities of amounts representing the alleged profits received by such defendants pursuant to the alleged frauds. On December 20, 1994, a Final Judgment (on Consent) of Permanent Injunction and Other Relief was entered settling the SEC Complaint with respect to the Company. The principal terms of the settlement involve the Company's agreement to permanent injunctions against violation of Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act from aiding and abetting violations of Section 204 of the Investment Advisers Act of 1940, and from employing Gary Singer, Steven Singer and/or any of their relatives. The Company agreed to the disgorgement of $1,621,474 and the payment of a civil penalty of $1,150,000. The Company had already disgorged $1,310,166 in connection with the sentence imposed in a related criminal action involving the

'frontrunning' arrangement; the balance of the disgorgement was paid in January, 1995. The civil penalty imposed by the SEC is offset by the larger fine to which the Company was sentenced in the criminal action.

     In two virtually identical actions, Frank H. Cobb, Inc. v. The Cooper Companies, Inc., et al., and Arthur J. Korf v. The Cooper Companies, Inc., et al., class action complaints were filed in the United States District Court for the Southern District of New York in August 1989, against the Company and certain individuals who served as officers and/or directors of the Company after June 1987. In their Fourth Amended Complaint filed in September 1992, the plaintiffs allege that they are bringing the actions on their own behalf and as class actions on behalf of a class consisting of all persons who purchased or otherwise acquired shares of the Company's common stock during the period May 26, 1988 through February 13, 1989. The amended complaints seek an undetermined amount of compensatory damages jointly and severally against all defendants. The complaints, as amended, allege that the defendants knew or recklessly disregarded and failed to disclose to the investing public material adverse information about the Company. Defendants are accused of having allegedly failed to disclose, or delayed in disclosing, among other things: (a) that the allegedly real reason the Company announced on May 26, 1988 that it was dropping a proposed merger with Cooper Development Company, Inc. was because the Company's banks were opposed to the merger; (b) that the proposed sale of Cooper Technicon, Inc., a former subsidiary of the Company, was not pursuant to a definitive sales agreement but merely an option; (c) that such option required the approval of the Company's debentureholders and preferred stockholders; (d) that the approval of such sale by the Company's debentureholders and preferred stockholders would not have been forthcoming absent extraordinary expenditures by the Company; and (e) that the purchase agreement between the Company and Miles, Inc. for the sale of Cooper Technicon, Inc. included substantial penalties to be paid by the Company if the sale was not consummated within certain time limits and that the sale could not be consummated within those time limits. The amended complaints further allege that the defendants are liable for having violated Section 10(b) of the Securities Exchange Act and Rule 10(b)-5 thereunder and having engaged in common law fraud. Based on management's current knowledge of the facts and circumstances surrounding the events alleged by plaintiffs as giving rise to their claims, the Company believes that it has meritorious defenses to these lawsuits. The Company has reached a settlement with counsel for the class plaintiffs, which settlement will have no material impact on the Company's financial condition. In December 1994, the Court gave preliminary approval to the settlement, ordered notice to be given to putative class members, and set a hearing for April 7, 1995 to consider possible objections to the settlement. Therefore, there can be no assurance that the proposed settlement will ultimately end the litigation. In the event the case proceeds to trial, the Company intends to vigorously defend itself against the allegations in the amended complaint.

     Under an agreement dated July 11, 1985, as amended (the 'HMG Agreement'), Hampton Medical Group, P.A. ('HMG'), which is not affiliated with the Company, contracted to provide clinical and clinical administrative services at Hampton Hospital, the primary facility operated by HGNJ, a subsidiary of HGA. On November 29, 1993 and February 1, 1994, HGNJ delivered notices to HMG asserting that HMG had defaulted under the HMG Agreement. The first notice was based upon the failure of HMG to provide to HGNJ records needed to analyze information HGNJ had received indicating that HMG allegedly had engaged in fraudulent billing practices; the second was based upon information uncovered in the review of those records, when they were ultimately produced, and other available information. At the request of HMG, a New York state court enjoined HGNJ from terminating the HMG Agreement based upon the initial notice and ordered the parties (on consent) to arbitrate whether HMG had defaulted. On February 2, 1994, HMG commenced an arbitration in New York, New York, entitled Hampton Medical Group, P.A. and Hospital Group of New Jersey, P.A. (American Arbitration Association). In the arbitration, HMG contests the alleged default under the HMG Agreement and HGNJ's allegations regarding fraudulent conduct, and advances a claim against HGNJ that HMG has the right to provide clinical and clinical administrative services at all HGNJ-owned facilities in New Jersey (which would include, HMG contends, the outpatient clinics in Marlton and Toms River, New Jersey, and the Hampton Academy, at which certain non-HMG physicians have been employed at various times since the HMG Agreement was executed), regardless of whether these facilities are connected to Hampton Hospital. HMG maintains that it is entitled to an unspecified amount of damages for professional fees it would have received for the clinical services that were provided by non-HMG physicians at the outpatient facilities. HGNJ has responded to this claim asserting, among other things, (1) that HMG has no contractual right to provide services at those facilities, (2) that HMG has waived or lost any such right, if it ever had one, and (3) that the assertions of billing fraud are a defense to any such right.

     As HGNJ's knowledge of HMG's billing practices developed, HGNJ notified the authorities and, subsequently, Blue Cross and Blue Shield of New Jersey, Inc. ('Blue Cross'), the largest of the third party payors from which HGNJ received payment for its hospital services from 1988 through 1994.

     During December 1994, Blue Cross informed HGNJ that it had investigated matters at Hampton Hospital, that it had formed the view that it had been overcharged as a result of those matters, including fraudulent practices of HMG which resulted in increased hospital bills to Blue Cross subscribers, and that it intended promptly to commence a lawsuit to recover amounts inappropriately charged. On December 30, 1994, Blue Cross and HGNJ entered into an agreement to settle all claims against Hampton Hospital on behalf of Blue Cross subscribers and certain other subscribers for whom Blue Cross administers claims. The settlement includes a cash payment, over time, by HGNJ, offset by certain amounts owed by Blue Cross to HGNJ. On the same day, Blue Cross commenced a lawsuit against HMG and certain related entities and individuals unrelated to HGNJ or its affiliates alleging, among other things, fraudulent billing practices. HGNJ is cooperating with Blue Cross in Blue Cross' investigation of HMG. HGNJ has also received a request for information from the State of New Jersey Department of Insurance with respect to a related investigation, with which HGNJ is also cooperating.

     HGNJ is continuing to seek the termination of the HMG Agreement and intends to seek recovery from HMG for any losses, expenses or other damages HGNJ incurs by reason of HMG's conduct, including amounts paid or offset pursuant to the Blue Cross settlement and any damages that may result from any future claims by other third party payors or others arising out of the billing practices at Hampton Hospital, which claims could, in the aggregate, be material; however, management of the Company, after consultation with counsel, does not believe that the outcome of such claims (should any be brought) would, in the aggregate, have a material adverse effect on the Company's financial condition. In addition, HGA is seeking to recover damages from Progressions Health Systems, Inc., the successor to the former owner of HGA, based upon breaches of representations and warranties in the purchase agreement or other rights of indemnification thereunder. There can be no assurance, however, that HGA will be able to recover the amount of any or all such losses, expenses or damages from HMG or Progressions Health Systems, Inc.

     On September 2, 1993, a patent infringement complaint was filed against the Company in the United States District Court for the District of Nevada captioned Steven P. Shearing v. The Cooper Companies, Inc. On or about that same day, the plaintiff filed twelve additional complaints, accusing at least fourteen other defendants of infringing the same patent. The patent in these suits covers a specific method of implanting an intraocular lens into the eye. Until February 1989, the Company manufactured intraocular lenses and ophthalmic instruments, but did not engage in the implantation of such lenses. Subsequent to February 1989, the Company was not involved in the manufacture, marketing or sale of intraocular lenses. On April 4, 1994, all of Shearing's complaints were dismissed; thereafter, Shearing successfully moved for leave to file an amended complaint. The Company denies the material allegations of Shearing's amended complaint. The parties have executed a settlement agreement effective January 24, 1995, pursuant to which the litigation will be dismissed. The settlement has no material impact on the Company's financial condition.

     On March 30, 1994, Envirodyne Industries, Inc. filed a lawsuit entitled Envirodyne Industries, Inc. v. Connecticut Mutual Life Insurance Company, The Cooper Companies, Inc., Presidential Life Insurance Company, M D Sass re/Enterprise Partners L.P. and Gruss Partners, in the Circuit Court of Cook County, Illinois against the Company, Connecticut Mutual Life Insurance Company, Presidential Life Insurance Company, M D Sass Re/Enterprise Partners L.P. and Gruss Partners. The complaint alleged that defendants, former holders of Envirodyne subordinated promissory notes (the '13 1/2% Notes'), filed an involuntary bankruptcy petition against Envirodyne without complying with the indenture issued in connection with the 13 1/2% Notes and that the improvident filing of the involuntary bankruptcy petition allegedly damaged Envirodyne in an amount in excess of $100 million. Defendants removed the case to the United States Bankruptcy Court for the Northern District of Illinois and, on May 20, 1994, moved to dismiss the complaint, which motion was granted and the case was dismissed in December 1994. No appeal has been taken and the time to file a notice of appeal has expired.

     The Company was named in an action entitled Bruce D. Sturman v. The Cooper Companies, Inc. and Does 1-100, Inclusive, first brought on July 24, 1992 in the Superior Court of the State of California, Los Angeles County. Mr. Sturman alleged that his suspension from his position as Co-Chairman of the Board of Directors constituted, among other things, an anticipatory breach of his employment agreement. On May 14, 1993, Mr. Sturman filed a First Amended Complaint in the Superior Court of the State of California, County of Alameda, Eastern Division, the jurisdiction to which the original case had been transferred. In the Amended Complaint, Mr. Sturman alleged that by first suspending and then terminating him from his position as Co-Chairman, the Company breached his employment agreement, violated provisions of the California Labor Code, wrongfully terminated him in violation of public policy, breached its implied covenant of good faith and fair dealing, defamed him, invaded his privacy and intentionally inflicted emotional distress, and was otherwise fraudulent, deceitful and negligent. After engaging in prolonged settlement negotiations, a settlement was reached, and on December 2, 1994, the case was dismissed with prejudice. The settlement has no material impact on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 1994 Annual Meeting of Stockholders was held on September 13, 1994.

     Seven individuals were nominated to serve as directors of the Company. Information with respect to votes cast for or withheld from such nominees is set forth below:

                                DIRECTOR                                    VOTES FOR     VOTES WITHHELD
- -------------------------------------------------------------------------   ----------    --------------

A. Thomas Bender.........................................................   24,308,523       3,860,973
Mark A. Filler...........................................................   24,181,083       3,988,413
Michael H. Kalkstein.....................................................   24,179,541       3,989,955
Donald Press.............................................................   24,299,105       3,870,391
Steven Rosenberg.........................................................   24,298,726       3,870,770
Allan E. Rubenstein......................................................   24,193,306       3,976,190
Mel Schnell..............................................................   24,295,511       3,873,985

     Stockholders were also asked to ratify the appointment of KPMG Peat Marwick LLP as independent certified public accountants for the Company for the fiscal year which ended October 31, 1994. A total of 27,913,850 shares were voted in favor of the ratification, 99,152 shares were voted against it and 156,497 shares abstained.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on The New York Stock Exchange, Inc. and the Pacific Stock Exchange Incorporated. No cash dividends were paid with respect to the common stock in fiscal 1994 or 1993.

     The Indenture, dated as of March 1, 1985, governing the Company's Debentures, as amended by the First Supplemental Indenture dated as of June 29, 1989 and the Second Supplemental Indenture dated as of January 6, 1994, and the Indenture dated as of January 6, 1994 governing the Company's 10% Senior Subordinated Secured Notes due 2003 (collectively, the 'Indentures'), prohibit the payment of cash dividends on the Company's common stock unless (i) no defaults exist or would exist under the Indentures, (ii) the Company's Cash Flow Coverage Ratio (as defined in the Indentures) for the most recently ended four full fiscal quarters has been at least 1.5 to 1, and (iii) such cash dividend, together with the aggregate of all other Restricted Payments (as defined in the Indentures), is less than the sum of 50% of the Company's cumulative net income plus the proceeds of certain sales of the Company's or its subsidiaries' capital stock subsequent to February 1, 1994. The Company does not anticipate, in the foreseeable future, being able to satisfy the foregoing test and, therefore, does not anticipate being able to pay cash dividends on its common stock in the foreseeable future.

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

     Other information called for by this Item is set forth in Note 15.

ITEM 6. SELECTED FINANCIAL DATA.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                         FIVE YEAR FINANCIAL HIGHLIGHTS
                        SUMMARY CONSOLIDATED OPERATIONS

                                                                          YEARS ENDED OCTOBER 31,
                                                           ------------------------------------------------------
                                                            1994        1993        1992        1991       1990
                                                           -------    --------    --------    --------    -------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

Net service revenue.....................................   $44,611    $ 45,283    $ 19,406    $  --       $ --
Net sales of products...................................    51,034      47,369      43,873      35,524     48,206
                                                           -------    --------    --------    --------    -------
Net operating revenue...................................    95,645      92,652      63,279      35,524     48,206
                                                           -------    --------    --------    --------    -------
Cost of services provided...............................    41,039      42,754      17,353       --         --
Cost of products sold...................................    17,906      17,538      18,236      16,979     18,476
Research and development expense........................     4,407       3,209       3,267       2,268      1,000
Selling, general and administrative expense.............    31,027      49,382      44,600      45,627     41,663
Settlement of disputes..................................     4,950       6,350       4,498       --         --
Debt restructuring costs................................       340       2,131       --          --         --
Costs associated with restructuring operations..........     --            451       --          --            70
Amortization of intangibles.............................       843         772         742         946        341
Investment income (loss), net...........................      (153)      1,615      14,254      12,268     16,152
Gain on sales of assets and businesses, net.............       214         620       1,030       --         1,076
Other income, net.......................................        42         174         772         574      1,226
Interest expense........................................     4,533       6,129       6,697       7,148      8,999
                                                           -------    --------    --------    --------    -------
Loss from continuing operations before income taxes and
  extraordinary items...................................    (9,297)    (33,655)    (16,058)    (24,602)    (3,889)
Provision for (benefit of) income taxes.................    (4,600)        417         100         201     (2,907)
                                                           -------    --------    --------    --------    -------
Loss from continuing operations before extraordinary
  items.................................................    (4,697)    (34,072)    (16,158)    (24,803)      (982)
Loss on sale of discontinued operations, net of taxes...     --        (13,657)     (9,300)      --          (734)
                                                           -------    --------    --------    --------    -------
Loss before extraordinary items.........................    (4,697)    (47,729)    (25,458)    (24,803)    (1,716)
Extraordinary items.....................................     --            924         640       5,428     10,167
                                                           -------    --------    --------    --------    -------
Net income (loss).......................................    (4,697)    (46,805)    (24,818)    (19,375)     8,451
Less, dividend requirements on preferred stock..........        89         320       1,804       2,325      5,451
                                                           -------    --------    --------    --------    -------
          Net income (loss) applicable to common
            stock.......................................   $(4,786)   $(47,125)   $(26,622)   $(21,700)   $ 3,000
                                                           -------    --------    --------    --------    -------
                                                           -------    --------    --------    --------    -------
Net income (loss) per common share:
     Continuing operations..............................   $  (.15)   $  (1.13)   $   (.64)   $  (1.05)   $  (.26)
     Loss on sale of discontinued operations............     --           (.45)       (.34)      --          (.03)
                                                           -------    --------    --------    --------    -------
     Loss before extraordinary items....................      (.15)      (1.58)       (.98)      (1.05)      (.29)
     Extraordinary items................................     --            .03         .02         .21        .41
                                                           -------    --------    --------    --------    -------
          Net income (loss) per common share............   $  (.15)   $  (1.55)   $   (.96)   $   (.84)   $   .12
                                                           -------    --------    --------    --------    -------
                                                           -------    --------    --------    --------    -------
          Cash dividends per common share...............   $ --       $  --       $  --       $  --       $ --
                                                           -------    --------    --------    --------    -------
                                                           -------    --------    --------    --------    -------
          Average number of common shares outstanding...    31,082      30,377      27,669      25,878     24,895
                                                           -------    --------    --------    --------    -------
                                                           -------    --------    --------    --------    -------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                         FIVE YEAR FINANCIAL HIGHLIGHTS
                               FINANCIAL POSITION

                                                                               OCTOBER 31,
                                                         -------------------------------------------------------
                                                          1994        1993        1992        1991        1990
                                                         -------    --------    --------    --------    --------
                                                                             (IN THOUSANDS)

Current assets........................................   $43,505    $ 51,875    $119,282    $173,857    $197,061
Property, plant and equipment, net....................    34,787      39,895      39,732       3,593       3,083
Intangible assets, net................................    15,327      16,285      10,083       8,843       6,177
Other assets..........................................     1,439       1,469       3,910       1,340      11,107
                                                         -------    --------    --------    --------    --------
     Total assets.....................................   $95,058    $109,524    $173,007    $187,633    $217,428
                                                         -------    --------    --------    --------    --------
                                                         -------    --------    --------    --------    --------
Current liabilities...................................   $42,956    $ 51,995    $ 68,119    $ 67,274    $ 60,982
Senior and subordinated debt..........................    34,620      34,647      43,581      48,012      70,557
Other long-term debt..................................    11,564      13,430      15,010         645         306
Other long-term liabilities...........................     9,572       9,000       --          --          --
                                                         -------    --------    --------    --------    --------
Total liabilities.....................................    98,712     109,072     126,710     115,931     131,845
                                                         -------    --------    --------    --------    --------
Stockholders' equity (deficit)........................    (3,654)        452      46,297      71,702      85,583
                                                         -------    --------    --------    --------    --------
     Total liabilities and stockholders' equity
       (deficit)......................................   $95,058    $109,524    $173,007    $187,633    $217,428
                                                         -------    --------    --------    --------    --------
                                                         -------    --------    --------    --------    --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     References to Note numbers herein are references to the 'Notes to Consolidated Financial Statements' of the Company located in Item 8 herein. Reference is also made to Part I, Item 1 'Business' herein.

CAPITAL RESOURCES & LIQUIDITY

     On January 6, 1994, the Company completed an Exchange Offer and Consent Solicitation, the terms of which are described in Note 9, pursuant to which the Company issued approximately $22,000,000 aggregate principal amount of 10% Senior Subordinated Secured Notes due 2003 (the 'Notes') and paid approximately $4,350,000 in cash in exchange for approximately $30,000,000 aggregate principal amount of its 10 5/8% Convertible Subordinated Reset Debentures due 2005 (the 'Debentures'). Pursuant to the Exchange Offer and Consent Solicitation, the Company amended the indenture to the Debentures (the 'Indenture') and obtained a waiver of any defaults occurring under the Indenture through January 6, 1994.

     As previously reported, the Company was convicted of six counts of mail fraud and one count of wire fraud based upon the conduct of its former Co-Chairman, Gary Singer. The Company was sentenced on July 15, 1994, at which time it was ordered to make restitution to Keystone Custodian Funds, Inc. of $1,310,166, which restitution was made in August 1994. In addition, the Company was ordered to pay a noninterest bearing fine over the next three years in the amount of $1,831,568. On December 12, 1994, the Company and the SEC entered into a settlement with respect to the SEC enforcement action described in Note 16, which became effective upon entry of the Order of Dismissal on December 20, 1994. The principal financial terms of the settlement involved the disgorgement of $1,621,474 (which amount was reduced by the $1,310,166 paid to Keystone Custodian Funds) and the payment of a civil penalty in the amount of $1,150,000. The Company paid $311,308 to the SEC on January 19, 1995, representing payment in full of the balance of the disgorgement. The civil penalty, which is smaller than the criminal fine, is offset by the fine to which the Company was sentenced in the criminal action.

     The Company reported a net loss of $4,786,000 in fiscal 1994, due, in large part, to the incurrence of legal fees and other costs associated with the issues discussed in the preceding two paragraphs. This net loss, together with attendant requirements to disburse cash, resulted in a $6,231,000 reduction in liquid assets and moved the Company's stockholders' equity into a deficit position. The Company currently anticipates that, at least for fiscal 1995, it is likely to continue experiencing negative cash flows, since fiscal 1995 payments required pursuant to certain litigation settlement agreements and other costs related to disputes which could be incurred (see Note 16 and Part I, Item 3 'Legal Proceedings'), together with funds to be used for strategic research projects, are likely to exceed the positive cash flows generated by the Company's established operating businesses. The foregoing notwithstanding, management believes that the successful settlement of certain disputes and litigations, the successful completion of the Exchange Offer and Consent Solicitation, the implementation of other cost-cutting programs, the performance of its established businesses, in concert with the financing discussed below, should result in the Company being in a position to satisfy its short to mid-term cash requirements.

     At present, the Company's two most important strategic research projects are CVP's CalOptic'tm' (see 'Business, CooperVision Pharmaceuticals' in Item 1 above) and CSI's thermal endometrial ablation technology. In 1994, CSI signed an agreement with InnerDyne, Inc. covering the development and commercialization of InnerDyne's proprietary thermal ablation technology for gynecological applications such as the control of excessive uterine bleeding. Cash payments made by CSI in fiscal 1994 were approximately $214,000. Additional funds in the amount of approximately $70,000 per month on average are being advanced on a monthly basis. Pursuant to the terms of the agreement, CSI also has an option, in its sole discretion, to purchase for $4,000,000 plus future royalties the exclusive world-wide rights to commercialize this technology. In addition, given that the project is still in the exploratory stage, CSI negotiated the right to terminate the agreement at any time with 30 days notice.

     To augment the Company's internal cash flows, in September 1994, CVI entered into a credit agreement with a commercial lender providing for advances of up to $8,000,000 (see Note 9). This credit agreement, together with the approximate $10,000,000 in cash the Company had on hand as of October 31, 1994, affords the Company flexibility in planning future cash requirements, and assures short to mid-term financing of its strategic research projects. The Company is also exploring other potential sources of cash, including sales and leasebacks, factoring, out-licensing rights to one or more of its strategic research projects outside of North America and new issuances of stock.

RESULTS OF OPERATIONS

     Comparison of each of the years in the three-year period ended October 31, 1994:

NET SERVICE REVENUE

     Net service revenue consists of the following:

                                                                 1994       1993       1992*
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)

Net patient revenue..........................................   $42,611    $43,283    $18,558
Management fees..............................................     2,000      2,000        848
                                                                -------    -------    -------
                                                                $44,611    $45,283    $19,406
                                                                -------    -------    -------
                                                                -------    -------    -------

     Net patient revenue by major providers was as follows:

                                               1994                  1993                 1992*
                                        ------------------    ------------------    ------------------
                                        AMOUNT     % TOTAL    AMOUNT     % TOTAL    AMOUNT     % TOTAL
                                        -------    -------    -------    -------    -------    -------

Commercial Insurance.................   $ 9,170       21%     $15,081       35%     $ 7,153       38%
Medicare.............................     9,225       22        6,654       15        3,360       18
Medicaid.............................     7,254       17        4,353       10          532        3
Blue Cross...........................     4,729       11        5,821       13        3,677       20
HMOs.................................     7,722       18        8,408       20        2,275       12
Other................................     4,511       11        2,966        7        1,561        9
                                        -------    -------    -------    -------    -------    -------
                                        $42,611      100%     $43,283      100%     $18,558      100%
                                        -------    -------    -------    -------    -------    -------
                                        -------    -------    -------    -------    -------    -------

- ------------
*  From May 29, 1992

NET PATIENT REVENUE

     Net patient revenue decreased by $672,000 or 2% in 1994. Revenues have been pressured by the current industry trend towards increased managed care, which results in decreased daily rates and declines in average lengths of stay. Management is endeavoring to mitigate those pressures by increasing the number of admissions to its hospitals, and by providing outpatient and other ancillary services outside of its hospitals.

MANAGEMENT FEES

     On May 29, 1992, PSG Management, Inc. ('PSG Management'), a subsidiary of the Company, entered into a three-year management agreement with three indirectly owned subsidiaries of Nu-Med, Inc. ('Nu-Med'), under which PSG Management is managing three additional hospitals owned by those subsidiaries, having a total of 220 licensed beds. PSG Management is receiving a management fee of $166,667 per month under the agreement, which expires by its terms in May 1995.

NET SALES OF PRODUCTS

     The following table summarizes the increases and decreases in net sales of products of the Company's CVI and CSI business units over the three-year period. Sales generated by the Company's CVP unit, a start-up business, were $394,000 in 1994, $570,000 in 1993 and $46,000 in 1992.

                                                                   INCREASE (DECREASE)
                                                            ---------------------------------

                                                            1994 VS. 1993      1993 VS. 1992
                                                            -------------      -------------
                                                                 (Dollars in thousands)

Business Unit
     CVI.................................................   $ 5,673     18%    $ 4,303     15%
                                                            -------    ---     -------    ---
                                                            -------    ---     -------    ---
     CSI.................................................   $(1,832)   (12)%   $(1,331)    (8)%
                                                            -------    ---     -------    ---
                                                            -------    ---     -------    ---

1994 vs. 1993

     The increase in CVI net sales is primarily due to CoastVision, a manufacturer of custom toric contact lenses for use by patients with astigmatic vision, being included in fiscal 1993 results for only seven months, as this company was acquired on April 1, 1993. Also the trend established in 1992 and 1993 continued in 1994, which reflects CVI's sales mix shifting towards daily wear and frequent replacement products, as well as specialty products, and away from extended wear products. The Company expects this trend to continue and considers itself to be well positioned to compete successfully in specialty niches of the contact lens market, particularly with its Preference'r' line of frequent replacement lenses and its line of custom toric lenses.

     Net sales of CSI continued to decline primarily due to slower domestic sales of its capital equipment, including surgical systems launched in 1992 for use in the loop electrosurgical excision procedure, which is used diagnostically and operatively in the treatment of cervical cancer and other indications in gynecology. This decline was partially offset by increased sales in the international arena. CSI is continuing to direct its sales efforts towards the gynecology market to take advantage of the lower cost to service a highly focused market niche. CSI's products are subject to substantial government regulation and to competition from a large number of competitors.

1993 vs. 1992

     Net sales of CVI increased primarily due to the April 1, 1993 acquisition of CoastVision.

     The decline in net sales of CSI was primarily due to slower sales of its capital equipment, as noted above.

     Consolidated net sales  have grown 8%  per year  for both 1994  v. 1993  v.
1992.

COST OF SERVICES PROVIDED

     Cost of services provided represents all of the costs (other than financing costs) incurred by HGA in generating net service revenue. The results of subtracting cost of services provided from net service revenue is an operating profit of $3,572,000 or 8% of net service revenue in 1994, $2,529,000 or 6% of net service revenue in 1993 and $2,053,000 or 11% of net service revenue in 1992. The 1994 increased percentage of operating profit over 1993 is primarily attributable to reduced service costs. The 1993 decreased percentage of operating profit is primarily attributable to a lower number of patient days at the hospitals owned by HGA, exacerbated by a deterioration of payor mix. Also in 1993, HGA incurred non-recurring charges of approximately $360,000 associated with severance and approximately $400,000 to write down certain receivables.

COST OF PRODUCTS SOLD

     Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ('margin') was as follows:

                                                                                  MARGIN %
                                                                            --------------------
                                                                            1994    1993    1992
                                                                            ----    ----    ----

CVI......................................................................    71      69      61
CSI......................................................................    48      49      54
Consolidated.............................................................    65      63      58

1994 vs. 1993

     Margin for CVI has increased due to the inclusion of higher margin CoastVision products for a full year and also reduced cost on manufactured products as a result of higher production volumes. The margin decrease at CSI primarily relates to increased volume of lower margin international sales.

1993 vs. 1992

     Margin for CVI increased due to the realization of efficiencies in manufacturing as well as the impact of cost reduction measures associated with downsizing. Also, the inclusion of higher margin CoastVision products resulted in a favorable product mix. The margin decrease at CSI reflected increased sales of endoscopic products used in laparoscopic surgical procedures and sales to international distributors, each of which generated lower margins than CSI's other products. CSI also incurred an inventory writedown of approximately $450,000 in 1993.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense was $4,407,000 or 9% of net sales of products in 1994 compared to $3,209,000 or 7% in 1993 and $3,267,000 or 7% in
1992.

     The increase in 1994 is primarily attributable to the increased development activity related to CalOptic'tm'. The decrease in 1993 was attributable to certain declines in research and development project expenses in the CVI and CSI business units, net of increased development activity at CVP.

     CVP accounted for 63%, 51% and 40% of consolidated research and development expense in 1994, 1993 and 1992, respectively.

     On August 25, 1994, CSI reported the signing of an agreement with InnerDyne, Inc. covering the development and commercialization of InnerDyne's proprietary thermal ablation technology for gynecological applications, such as the control of excessive uterine bleeding. The Company presently intends to continue to fund the ongoing development of strategic projects in ophthalmology and gynecology.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     The Company's selling, general and administrative expense ('SGA') by business unit and corporate was as follows:

                                                                 1994       1993       1992
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)

CVI..........................................................   $13,621    $13,386    $12,299
CSI..........................................................     6,125     10,305      9,871
CVP..........................................................       369        598        333
Corporate/Other..............................................    10,912     25,093     22,097
                                                                -------    -------    -------
                                                                $31,027    $49,382    $44,600
                                                                -------    -------    -------
                                                                -------    -------    -------

     The decrease in 1994 vs. 1993 in Corporate/Other SGA reflects the impact on legal costs of an agreement reached on September 30, 1993 with Medical Engineering Corporation and its parent,

Bristol-Myers Squibb Company (the 'MEC Agreement'), which limited the Company's liability for breast implant litigation. This reduction, coupled with reductions in other areas, resulted in a 57% reduction in Corporate/Other SGA. The 1993 vs. 1992 increase in Corporate/Other SGA reflects increases in legal expenses associated with then ongoing litigation, which have outweighed reductions in other areas:

                                                                 1994       1993       1992
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)

Legal........................................................   $ 4,715    $16,498    $ 9,581
Other........................................................     6,197      8,595     12,516
                                                                -------    -------    -------
                                                                $10,912    $25,093    $22,097
                                                                -------    -------    -------
                                                                -------    -------    -------

     SGA for CVI increased by 2% and 9% in 1994 vs. 1993 and 1993 vs. 1992, respectively, due to the inclusion of SGA of CoastVision, which the Company acquired on April 1, 1993. As a percent of sales, however, CVI's SGA decreased in 1994 to 36% from 42% in 1993, and from 44% in 1992, reflecting cost synergies effected as a result of merging CoastVision's operations into CVI.

     The 1994 decrease at CSI reflects savings generated by the consolidation of CSI facilities, and reductions in personnel. The 1993 increases at CSI reflected expanding CSI business, both by internal growth and acquisition, much of which reflected the Company's expansion into various laparoscopic procedures.

SETTLEMENT OF DISPUTES

     In 1994, the Company recorded the following items related to settlement of disputes:

           A credit of $850,000 following receipt of funds by the Company to settle certain claims made by the Company associated with a real estate transaction.

           A charge of $5,800,000 which represents the Company's estimate of costs required to settle certain disputes and other litigations, including $3,450,000 associated with the criminal conviction and SEC enforcement action described in Note 16.

     The charge of $6,350,000 in 1993 is comprised of $4,850,000 paid in connection with the settlement reached between the Company and Cooper Life Sciences, Inc. ('CLS') (see Note 13), and $1,500,000 for certain other disputes.

     In 1992 the Company recorded a charge for settlement of disputes comprised of: 1) a $650,000 charge related to a transaction with CLS, 2) a payment to Mr. Frederick R. Adler, a former director of the Company and 3) a provision to settle several other lawsuits and disputes.

DEBT RESTRUCTURING COSTS

     The $2,131,000 charge for debt restructuring costs in 1993 reflected the Company's estimate of transaction costs associated with the Exchange Offer and Solicitation (see Note 9). An additional charge of $340,000 was required in 1994. These costs include amounts paid to the Company's attorneys, accountants, financial advisor, printer's fees, fees of the financial advisor to the informal committee of holders of Debentures and its attorneys, and fees of the Information Agent and the Exchange Agent.

COSTS ASSOCIATED WITH RESTRUCTURING OPERATIONS

     In  1993,  the  Company  recorded  $451,000  of  restructuring  costs   for
consolidation of CSI facilities and related reorganization and relocation costs.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles was $843,000 in 1994, $772,000 in 1993 and $742,000 in 1992. The changes in each year reflect acquisitions and divestitures during the three-year period (see Note 2).

INVESTMENT INCOME (LOSS), NET

     Investment income, net includes interest income of $377,000 in 1994, $2,439,000 in 1993 and $6,960,000 in 1992. The decrease in interest income for each year reflects the Company's use of cash for the acquisition of CoastVision on April 1, 1993 and HGA on May 29, 1992 (see Note 2), to purchase a portion of its Debentures, operating cash use, declining interest rates during 1992 and 1993 and a shift in investment strategy towards more conservative instruments with lower risk and correspondingly lower returns. Also included in investment income, net are net realized and unrealized gains (losses) in marketable securities and investments of ($530,000) in 1994, ($824,000) in 1993 and $7,294,000 in 1992.

GAIN ON SALE OF ASSETS AND BUSINESSES, NET

     In 1994, the Company sold two parcels of land for cash and notes, for a net gain of $134,000, and its EYEscrub'tm' trademark in Canada, for a net gain of $80,000. In 1993, the Company sold its EYEscrub'tm' product line for $1,400,000, which sale resulted in a $620,000 gain. In 1992, the Company assigned its license to manufacture, have manufactured, sell, distribute and market certain intraocular lens products and disposed of certain other related rights and assets. Total cash consideration received by the Company for such assignment was approximately $5,200,000 which resulted in a gain of $1,030,000.

OTHER INCOME, NET

     Other  income, net was  $42,000 in 1994,  $174,000 in 1993  and $772,000 in
1992. Other income, net in 1994 includes foreign exchange gains of $53,000 on transactions denominated in currencies other than the local currency of the business unit. Other income in 1993 primarily included consent fees, extension fees and collection fees related to the Company's temporary investment activity and rental income from the Company's real estate ventures, all of which were partially offset by a foreign exchange loss realized on the sale of an investment denominated in other than U.S. dollars. Other income, net in 1992 primarily reflected the receipt by the Company of $1,500,000 for business interruption insurance related to a fire at a CVI facility in 1991 offset by a foreign exchange loss resulting from an unhedged liability.

INTEREST EXPENSE

     Interest  expense was $4,533,000 in 1994, $6,129,000 in 1993 and $6,697,000
in 1992. The decrease in interest expense in 1994 v. 1993 relates to: 1) reduction of outstanding debt, 2) reduced interest rate on approximately $22,000,000 of outstanding debt and 3) amortization of deferred premium, all as a result of the Exchange Offer and Consent Solicitation (see Note 9) and reduced HGA debt. The 1993 v. 1992 decline was primarily due to the Company's purchases of its Debentures (see Note 9). Partially offsetting the reduction of Debenture interest expense was additional interest expense related to the assumed debt of HGA. (See Note 2.)

PROVISION FOR INCOME TAXES

     Details with regard to the Company's provision for income taxes for each of the years in the three-year period ended October 31, 1994 are set out in Note 8. The 1994 provision for state income and franchise taxes of $400,000 was offset by a reversal of $5,000,000 of tax accruals no longer required following the successful resolution of certain tax issues. The 1993 provision of $417,000 related entirely to state income and franchise taxes. The 1992 provision of $100,000 related to state income and franchise taxes, a federal assessment and an offsetting reduction of liabilities for estimated income taxes relating to international operations which were no longer necessary.

LOSS ON SALE OF DISCONTINUED OPERATIONS, NET OF TAXES

     A charge of $14,000,000 in 1993 represented an increase to the Company's accrual for contingent liabilities associated with breast implant litigation involving the plastic and reconstructive surgical division of the Company's former Cooper Surgical business segment ('Surgical') which was sold in fiscal 1989 (the 'Breast Implant Accrual'). (See Note 3.) In 1993, the Company also recorded a reversal of $343,000 of accruals no longer necessary related to another discontinued business.

     In 1992 the Company recorded a charge of $9,300,000 to discontinued operations, of which $7,000,000 represented an increase to the Company's Breast Implant Accrual. The balance of the charge reflected a $2,000,000 settlement of a dispute involving the Company's former Surgical business segment, and a $300,000 adjustment to the loss on the sale of the Company's former Cooper Technicon business segment.

     No tax benefit has been applied against the above figures, as the Company was not profitable in either year.

EXTRAORDINARY ITEMS

     Extraordinary  items  represent  extraordinary   gains  on  the   Company's
purchases of a portion of its Debentures:

                                                                    PRINCIPAL
                                                                      AMOUNT      EXTRAORDINARY
                                                                    PURCHASED         GAIN
                                                                    ----------    -------------

1993.............................................................   $4,846,000      $ 924,000
1992.............................................................   $5,031,000      $ 640,000

INFLATION AND CHANGING PRICES

     Inflation has had little effect on the Company's operations in the last three years.

IMPACT OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ISSUED BUT NOT ADOPTED

     In December 1992, the Financial Accounting Standards Board (the 'FASB') issued Statement of Financial Accounting Standards (a 'FAS') No. 112, 'Employers' Accounting for Postemployment Benefits' ('FAS 112'). FAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement ('postemployment benefits'). Postemployment benefits include those benefits provided to former or inactive employees, their beneficiaries, and covered dependents. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as healthcare benefits and life insurance coverage.

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

The Board of Directors and Stockholders
THE COOPER COMPANIES, INC.:

     We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended October 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and VIII. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries at October 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

San Francisco, California
January 11, 1995

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                 OCTOBER 31,
                                                                                             --------------------
                                                                                               1994        1993
                                                                                             --------    --------
                                                                                                (IN THOUSANDS)
                                          ASSETS
Current assets:
     Cash and cash equivalents............................................................   $ 10,320    $ 10,113
     Temporary investments................................................................      --          6,438
     Receivables:
          Trade and patient accounts, less allowance for doubtful accounts of $2,647,000
           in 1994 and $3,240,000 in 1993.................................................     17,240      14,298
          Other...........................................................................      1,012       2,821
                                                                                             --------    --------
                                                                                               18,252      17,119
                                                                                             --------    --------
     Inventories..........................................................................     11,696      14,987
     Prepaid expenses and other...........................................................      3,237       3,218
                                                                                             --------    --------
     Total current assets.................................................................     43,505      51,875
                                                                                             --------    --------
Property, plant and equipment at cost.....................................................     45,470      48,294
     Less accumulated depreciation and amortization.......................................     10,683       8,399
                                                                                             --------    --------
                                                                                               34,787      39,895
                                                                                             --------    --------
Intangibles, net of accumulated amortization..............................................     15,327      16,285
Other assets..............................................................................      1,439       1,469
                                                                                             --------    --------
                                                                                             $ 95,058    $109,524
                                                                                             --------    --------
                                                                                             --------    --------
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current installments of long-term debt...............................................   $  1,453    $  5,849
     Accounts payable.....................................................................      6,580       4,269
     Employee compensation, benefits and severance........................................      6,390       5,961
     Other accrued liabilities............................................................     17,728      21,079
     Income taxes payable.................................................................     10,105      14,837
                                                                                             --------    --------
          Total current liabilities.......................................................     42,256      51,995
                                                                                             --------    --------
Long-term debt............................................................................     46,184      48,077
Other noncurrent liabilities..............................................................     10,272       9,000
                                                                                             --------    --------
          Total liabilities...............................................................     98,712     109,072
                                                                                             --------    --------
Commitments and contingencies (See Notes 12 and 16)
Stockholders' equity (deficit):
     Series B Preferred Stock, $.10 par value, shares authorized 1,000 plus additional shares as required for dividends; aggregate liquidation preference value and shares issued and outstanding of $3,450,000 and 345, respectively, at October 31, 1993.
      Zero outstanding at October 31, 1994................................................      --          --
     Common stock, $.10 par value, shares authorized: 100,000,000; issued and outstanding:
      33,880,111 and 30,129,125 at October 31, 1994 and 1993, respectively................      3,388       3,013
     Additional paid-in capital...........................................................    179,883     179,810
     Translation adjustments..............................................................       (396)       (223)
     Accumulated deficit..................................................................   (186,529)   (181,743)
     Unamortized restricted stock award compensation......................................      --           (405)
                                                                                             --------    --------
          Total stockholders' equity (deficit)............................................     (3,654)        452
                                                                                             --------    --------
                                                                                             $ 95,058    $109,524
                                                                                             --------    --------
                                                                                             --------    --------

          See accompanying notes to consolidated financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS

                                                                                 YEARS ENDED OCTOBER 31,
                                                                           -----------------------------------
                                                                            1994          1993          1992
                                                                           -------      --------      --------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                                        FIGURES)

Net service revenue...................................................     $44,611      $ 45,283      $ 19,406
Net sales of products.................................................      51,034        47,369        43,873
                                                                           -------      --------      --------
Net operating revenues................................................      95,645        92,652        63,279
                                                                           -------      --------      --------
Cost of services provided.............................................      41,039        42,754        17,353
Cost of products sold.................................................      17,906        17,538        18,236
Research and development expense......................................       4,407         3,209         3,267
Selling, general and administrative expense...........................      31,027        49,382        44,600
Settlement of disputes................................................       4,950         6,350         4,498
Debt restructuring costs..............................................         340         2,131         --
Costs associated with restructuring operations........................       --              451         --
Amortization of intangibles...........................................         843           772           742
Investment income (loss), net.........................................        (153)        1,615        14,254
Gain on sales of assets and businesses, net...........................         214           620         1,030
Other income, net.....................................................          42           174           772
Interest expense......................................................       4,533         6,129         6,697
                                                                           -------      --------      --------
Loss from continuing operations before income taxes...................      (9,297)      (33,655)      (16,058)
Provision for (benefit of) income taxes...............................      (4,600)          417           100
                                                                           -------      --------      --------
Loss from continuing operations before extraordinary items............      (4,697)      (34,072)      (16,158)
Loss on sale of discontinued operations, net of taxes.................       --          (13,657)       (9,300)
                                                                           -------      --------      --------
Loss before extraordinary items.......................................      (4,697)      (47,729)      (25,458)
Extraordinary items...................................................       --              924           640
                                                                           -------      --------      --------
Net loss..............................................................      (4,697)      (46,805)      (24,818)
Less, dividend requirements on preferred stock........................          89           320         1,804
                                                                           -------      --------      --------
Net loss applicable to common stock...................................     $(4,786)     $(47,125)     $(26,622)
                                                                           -------      --------      --------
                                                                           -------      --------      --------
Net loss per common share:
     Continuing operations............................................     $  (.15)     $  (1.13)     $   (.64)
     Discontinued operations..........................................       --             (.45)         (.34)
                                                                           -------      --------      --------
     Loss before extraordinary items..................................        (.15)        (1.58)         (.98)
     Extraordinary items..............................................       --              .03           .02
                                                                           -------      --------      --------
Net loss per common share.............................................     $  (.15)     $  (1.55)     $   (.96)
                                                                           -------      --------      --------
                                                                           -------      --------      --------
Cash dividends per common share.......................................     $ --         $  --         $  --
                                                                           -------      --------      --------
                                                                           -------      --------      --------
Average number of common shares outstanding...........................      31,082        30,377        27,669
                                                                           -------      --------      --------
                                                                           -------      --------      --------

          See accompanying notes to consolidated financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED OCTOBER 31, 1994, 1993 AND 1992

                                                SENIOR
                                             EXCHANGEABLE
                                              REDEEMABLE
                                           RESTRICTED VOTING         SERIES B
                                            PREFERRED STOCK      PREFERRED STOCK        COMMON STOCK
                                          -------------------   ------------------   ------------------
                                          SHARES    PAR VALUE   SHARES   PAR VALUE   SHARES   PAR VALUE
                                          ------    ---------   ------   ---------   ------   ---------
                                                                 (IN THOUSANDS)

Balance October 31, 1991................    595       $  60         0       $ 0      25,694    $ 2,569
                                           ------     -----      -----      -----    -------   -------
    Net loss............................   --         --         --        --         --         --
    Aggregate translation adjustment....   --         --         --        --         --         --
    Unamortized stock compensation
      related to restricted stock
      grants............................   --         --         --        --         --         --
    Restricted stock amortization and
      share issuance, forfeiture and
      lifting of restrictions...........   --         --         --        --         (363 )       (36)
    Dividend requirements on Senior
      Preferred Stock...................   --         --         --        --         --         --
    Issuance of Senior Preferred
      Stock.............................     44           4      --        --         --         --
    CLS Transaction -- June 12, 1992
      (see Note 13).....................   (488)        (49)     --        --        4,850         485
                                           ------     -----      -----      -----    -------   -------

Balance October 31, 1992................    151       $  15         0       $ 0      30,181    $ 3,018
                                           ------     -----      -----      -----    -------   -------
    Net loss............................   --         --         --        --         --         --
    Aggregate translation adjustment....   --         --         --        --         --         --
    Unamortized stock compensation
      related to restricted stock
      grants............................   --         --         --        --          145          15
    Restricted stock amortization and
      share issuance, forfeiture and
      lifting of restrictions...........   --         --         --        --         (197 )       (20)
    Dividend requirements on Senior
      Preferred Stock...................   --         --         --        --         --         --
    Issuance of Senior Preferred
      Stock.............................     10           1      --        --         --         --
    CLS Exchange Agreement -- June 14,
      1993 (see Note 13)................   (161)        (16)      345      --         --         --
                                           ------     -----      -----      -----    -------   -------
Balance October 31, 1993................      0       $   0       345       $ 0      30,129    $ 3,013
                                           ------     -----      -----      -----    -------   -------
    Net loss............................   --         --         --        --         --         --
    Aggregate translation adjustment....   --         --         --        --         --         --
    Restricted stock amortization and
      share issuance, forfeiture,
      lifting of restrictions and
      exercise of stock options.........   --         --         --        --          301          30
    Dividend requirements on Series B
      Preferred Stock...................   --         --         --        --         --         --
    Conversion of Series B Preferred to
      Common (see Note 13)..............   --         --         (345)     --        3,450         345
                                           ------     -----      -----      -----    -------   -------
Balance October 31, 1994................      0       $   0         0       $ 0      33,880    $ 3,388
                                           ------     -----      -----      -----    -------   -------
                                           ------     -----      -----      -----    -------   -------

                                                                                     UNAMORTIZED
                                                                                      RESTRICTED
                                                                                        STOCK
                                            PAID-IN    TRANSLATION    ACCUMULATED       AWARD
                                            CAPITAL    ADJUSTMENTS      DEFICIT      COMPENSATION    TOTAL
                                           ---------   -----------    -----------    ------------   --------

Balance October 31, 1991................   $ 182,567      $ 202        $(110,120)      $ (3,576)    $ 71,702

                                           ---------      -----       -----------    ------------   --------
    Net loss............................      --          --             (24,818)        --          (24,818)
    Aggregate translation adjustment....      --           (268)          --             --             (268)
    Unamortized stock compensation
      related to restricted stock
      grants............................         874      --              --               (874)           0
    Restricted stock amortization and
      share issuance, forfeiture and
      lifting of restrictions...........      (2,254)     --              --              2,221          (69)
    Dividend requirements on Senior
      Preferred Stock...................      (1,804)     --              --             --           (1,804)
    Issuance of Senior Preferred
      Stock.............................       1,800      --              --             --            1,804
    CLS Transaction -- June 12, 1992
      (see Note 13).....................        (686)     --              --             --             (250)

                                           ---------      -----       -----------    ------------   --------
Balance October 31, 1992................   $ 180,497      $ (66)       $(134,938)      $ (2,229)    $ 46,297

                                           ---------      -----       -----------    ------------   --------
    Net loss............................      --          --             (46,805)        --          (46,805)
    Aggregate translation adjustment....      --           (157)          --             --             (157)
    Unamortized stock compensation
      related to restricted stock
      grants............................          75      --              --                (88)           2
    Restricted stock amortization and
      share issuance, forfeiture and
      lifting of restrictions...........        (778)     --              --              1,912        1,114
    Dividend requirements on Senior
      Preferred Stock...................        (320)     --              --             --             (320)
    Issuance of Senior Preferred
      Stock.............................         320      --              --             --              321
    CLS Exchange Agreement -- June 14,
      1993 (see Note 13)................          16      --              --             --                0

                                           ---------      -----       -----------    ------------   --------
Balance October 31, 1993................   $ 179,810      $(223)       $(181,743)      $   (405)    $    452

                                           ---------      -----       -----------    ------------   --------
    Net loss............................      --          --              (4,697)        --           (4,697)
    Aggregate translation adjustment....      --           (173)          --             --             (173)
    Restricted stock amortization and
      share issuance, forfeiture,
      lifting of restrictions and
      exercise of stock options.........         418      --              --                405          853
    Dividend requirements on Series B
      Preferred Stock...................      --          --                 (89)        --              (89)
    Conversion of Series B Preferred to
      Common (see Note 13)..............        (345)     --              --             --                0

                                           ---------      -----       -----------    ------------   --------
Balance October 31, 1994................   $ 179,883      $(396)       $(186,529)      $      0     $ (3,654)

                                           ---------      -----       -----------    ------------   --------
                                           ---------      -----       -----------    ------------   --------

          See accompanying notes to consolidated financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    YEARS ENDED OCTOBER 31,
                                                                                 ------------------------------
                                                                                  1994       1993        1992
                                                                                 -------    -------    --------
                                                                                         (IN THOUSANDS)

Cash flows from operating activities:
     Net loss.................................................................   $(4,786)   $(46,805)  $(24,818)
Adjustments to reconcile net loss to net cash used by operating activities:
     Current and deferred income taxes........................................      (132)       417        (498)
     Depreciation expense.....................................................     2,870      2,624       1,537
     Provision for doubtful accounts..........................................     2,431      3,202         363
     Restructuring charge.....................................................     --           451       --
     Amortization expenses:
          Intangible assets...................................................       975        904         877
          Debt discount.......................................................        39        201         208
          Restricted stock....................................................       853      1,084         (33)
     Accretion of premium.....................................................      (538)     --          --
     Net (gain) loss from:
          Sales of assets and businesses......................................      (214)      (620)     (1,030)
          Investments.........................................................       530        824      (7,294)
          Debt restructuring costs............................................       340      --          --
          Extraordinary items.................................................     --          (924)       (640)
     Change in assets and liabilities net of effects from acquisitions and sales of assets and businesses:
          Net (increases) decreases in assets:
          Restricted cash.....................................................        (8)       441       8,838
          Receivables.........................................................    (5,373)     5,101        (817)
          Inventories.........................................................     3,291      1,150      (3,728)
          Other current assets................................................      (423)      (383)       (631)
          Other assets........................................................       836        287         393
          Net increases (decreases) in liabilities:
          Accounts payable....................................................     2,311    (10,055)      6,900
          Accrued liabilities.................................................      (925)   (11,155)     (1,084)
          Income taxes payable................................................    (4,600)      (581)     (1,264)
          Other long-term liabilities.........................................       524      9,000       --
                                                                                 -------    -------    --------
               Total adjustments..............................................     2,787      1,968       2,097
                                                                                 -------    -------    --------
     Net cash used by operating activities....................................    (1,999)   (44,837)    (22,721)
     Cash flows from investing activities:
          Sales of assets and businesses (including releases of cash from
            escrow)...........................................................     2,720      9,700       5,959
          Purchases of assets and businesses, net of cash acquired............     --        (9,794)    (14,452)
          Purchases of property, plant and equipment..........................      (938)    (1,749)     (3,746)
          Sales of temporary investments......................................     7,302     32,088     265,352
          Purchases of temporary investments..................................     --        (3,689)   (263,464)
          Collection of note receivable.......................................     --         --          2,183
          Purchase of Cooper Life Sciences, Inc. common stock.................     --         --         (1,500)
                                                                                 -------    -------    --------
     Net cash provided (used) by investing activities.........................   $ 9,084    $26,556    $ (9,668)
                                                                                 -------    -------    --------
                                                                                 -------    -------    --------

          See accompanying notes to consolidated financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     YEARS ENDED OCTOBER 31,
                                                                                ----------------------------------
                                                                                  1994        1993        1992
                                                                                ---------  ----------  -----------
                                                                                          (IN THOUSANDS)

Cash flows from financing activities:
     Payments associated with the Exchange Offer and Consent Solicitation
       including debt restructuring costs.....................................     (5,416)     --          --
     Purchase of the Company's 10 5/8% Debentures.............................     --          (3,861)      (4,325)
     Net payments of notes payable and current long-term debt.................     (1,462)     (5,818)      (1,839)
                                                                                ---------  ----------  -----------
          Net cash used by financing activities...............................     (6,878)     (9,679)      (6,164)
Other, net....................................................................     --              (5)         (21)
                                                                                ---------  ----------  -----------
Net increase (decrease) in cash and cash equivalents..........................        207     (27,965)     (38,574)
Cash and cash equivalents at beginning of year................................     10,113      38,078       76,652
                                                                                ---------  ----------  -----------
Cash and cash equivalents at end of year......................................  $  10,320  $   10,113  $    38,078
                                                                                ---------  ----------  -----------
                                                                                ---------  ----------  -----------
Supplemental disclosures of cash flow information:
     Cash paid for:
          Interest (net of amounts capitalized)...............................  $   4,791  $    6,275  $     6,688
                                                                                ---------  ----------  -----------
                                                                                ---------  ----------  -----------
          Dividends on Preferred Stock........................................  $      89  $   --      $   --
                                                                                ---------  ----------  -----------
                                                                                ---------  ----------  -----------
          Income taxes........................................................  $     132  $       90  $       511
                                                                                ---------  ----------  -----------
                                                                                ---------  ----------  -----------
     Supplemental schedule of non-cash investing and financing activities:
          Pay-in-kind Senior Preferred Stock dividends........................  $  --      $      320  $     1,804
                                                                                ---------  ----------  -----------
                                                                                ---------  ----------  -----------

     In   January  1994  the  Company  issued  $22,000,000  of  Notes  and  paid approximately $4,350,000 in cash (exclusive of transaction costs) in exchange for approximately $30,000,000 of Debentures. See Note 9.

     During  1993 and  1992, the  Company acquired  businesses and  entered into
certain  licensing  and  distribution  agreements.  In  connection  with   these
acquisitions and agreements the Company assumed liabilities as follows:

                                                                                 YEARS ENDED OCTOBER
                                                                                         31,
                                                                                 --------------------
                                                                                   1993       1992
                                                                                 ---------  ---------
                                                                                    (IN THOUSANDS)

Fair value of assets and businesses acquired including capitalized costs.......  $  10,517  $  56,504
     Investment in debt securities exchanged...................................     --        (12,322)
     Cash paid.................................................................     (9,794)   (16,687)
                                                                                 ---------  ---------
     Liabilities assumed.......................................................  $     723  $  27,495
                                                                                 ---------  ---------
                                                                                 ---------  ---------

     On June 12, 1992, the Company consummated a transaction with Cooper Life Sciences, Inc. ('CLS') which eliminated approximately 80% of the Company's $100 per share liquidation preference Senior Exchangeable Redeemable Restricted Voting Preferred Stock ('Senior Preferred Stock') and resulted in the issuance of 4,850,000 shares of the Company's common stock. On June 14, 1993, the Company acquired from CLS all of the remaining outstanding Senior Preferred Stock of the Company in exchange for newly created series of preferred stock of the Company ('Series B Preferred Stock'). On September 26, 1994, the Series B Preferred Stock was converted into 3,450,000 shares of the Company's common stock. See
Note 13, 'Agreements with CLS,' for a further discussion of these transactions.

          See accompanying notes to consolidated financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     The Cooper Companies, Inc. and its subsidiaries (the 'Company') develops, manufactures and markets healthcare products, including a range of hard and soft daily, flexible and extended wear contact lenses, ophthalmic pharmaceutical products and diagnostic and surgical instruments. The Company also provides healthcare services through the ownership and operation of certain psychiatric facilities and management of other such facilities.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company. Intercompany transactions and accounts are eliminated in consolidation. Certain reclassifications have been applied to prior years' financial statements to conform such statements to the current year's presentation. None of these reclassifications had any impact on net loss.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's operations located outside the United States (primarily Canada) are translated at prevailing year-end rates of exchange. Related income and expense accounts are translated at weighted average rates for each year. Gains and losses resulting from the translation of financial statements in foreign currencies into U. S. dollars are recorded in the equity section of the consolidated balance sheet. Gains and losses resulting from the impact of changes in exchange rates on transactions denominated in foreign currencies are included in the determination of net income or loss for each period. Foreign exchange gains (losses) included in the Company's consolidated statement of operations for each of the years ended October 31, 1994, 1993 and 1992 were $53,000, ($550,000) and ($769,000), respectively.

NET SERVICE REVENUE

     Net service revenue consists primarily of net patient service revenue, which is based on the Hospital Group of America, Inc. ('HGA') hospitals' established billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid, Blue Cross, HMO and other contractual programs. Payments under these programs are based on either predetermined rates or the cost of services. Settlements for retrospectively determined rates are estimated in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Management believes that adequate provision has been made for adjustments that may result from the final determination of amounts earned under these programs. Approximately 39%, 25% and 21%, respectively, of 1994, 1993 and 1992 net service revenues are from participation of hospitals in Medicare and Medicaid programs.

     With respect to net service revenue, receivables from government programs represent the only concentrated group of potential credit risk to the Company. Management does not believe that there are any credit risks associated with these governmental agencies. Negotiated and private receivables consist of receivables from various payors, including individuals involved in diverse activities, subject to differing economic conditions, and do not represent any concentrated credit risks to the Company. Furthermore, management continually monitors and adjusts its reserves and allowances associated with these receivables.

     The Company provides care to indigent patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue. The Company maintains records to identify and monitor the level of charity care it provides. These

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

records include  the  amount  of  charges foregone  for  services  and  supplies furnished under its charity care policy. Charges at the Company's established rates forgone for charity care provided by the Company amounted to $2,498,000 during the year ended October 31, 1994, $3,220,000 during the year ended October 31, 1993 and $1,597,000 during the period from May 29, 1992 to October 31, 1992. Hampton Hospital is required by its Certificate of Need to incur not less than 10% of total patient days as free care.

NET SALES OF PRODUCTS

     Net sales of products consists primarily of sales generated by the Company's CooperVision, Inc. ('CVI') and CooperSurgical, Inc. ('CSI') businesses. The Company recognizes revenue when risk of ownership has transferred to the buyer, with appropriate provisions for sales returns.

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

TEMPORARY INVESTMENTS

     The Company had no temporary investments on its consolidated balance sheet as of October 31, 1994. At October 31, 1993, temporary investments were primarily current marketable equity and debt securities carried at the lower of aggregate cost or market, with unrealized losses included in investment income, net in the statement of consolidated operations. Gains or losses realized upon sale (based on the first-in, first-out method) and write-downs necessitated by other than temporary declines in value for all securities and investments are also reflected in investment income, net.

     As of October 31, 1993, aggregate cost and market value, and gross unrealized gains and losses for current marketable securities were as follows:

                                                                                       EQUITY         DEBT
                                                                                     SECURITIES    SECURITIES
                                                                                     ----------    ----------
                                                                                          (IN THOUSANDS)

Aggregate cost....................................................................     $4,937       $  2,651
Aggregate market value............................................................      4,428          2,010
Gross unrealized gains............................................................      --               163
Gross unrealized losses...........................................................        509            804

     Unrealized gains and losses on marketable securities included in the table above compare the market value of the Company's investment in securities as of October 31, 1993 versus the cost of such securities. The unrealized gains and losses do not indicate the actual gains or losses that were realized by the Company upon their disposition.

     Included in the statement of consolidated operations in investment income, net for each of the years ended October 31, 1994, 1993 and 1992 are unrealized gains (losses) of zero, $6,532,000 and ($6,244,000), respectively, on current marketable securities. Also included in investment income, net for the years ended October 31, 1994, 1993, and 1992 are net realized gains (losses) of ($530,000), ($7,356,000) and $13,538,000, respectively, on marketable equity and debt securities. The combined impact of the aforementioned net unrealized and realized gains (losses) for each of the years ended October 31, 1994, 1993 and 1992 was a net gain (loss) of ($530,000), ($824,000) and $7,294,000, respectively.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Interest income for each of the years ended October 31, 1994, 1993 and 1992 was $377,000, $2,439,000 and $6,960,000, respectively, and is included in investment income, net.

LOANS AND ADVANCES

     Loans and advances were made by the Company to certain of its officers and employees at interest rates ranging from 7.0% to 9.5% per annum. The principal amount of loans and advances outstanding at October 31, 1994 and 1993 was $29,000 and $65,000, respectively.

INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out or average cost basis, or market.

     The components of inventories are as follows:

                                                                                OCTOBER 31,    OCTOBER 31,
                                                                                   1994           1993
                                                                                -----------    -----------
                                                                                      (IN THOUSANDS)

Raw materials................................................................     $ 3,197        $ 3,958
Work-in-process..............................................................         973            865
Finished goods...............................................................       7,526         10,164
                                                                                -----------    -----------
                                                                                  $11,696        $14,987
                                                                                -----------    -----------
                                                                                -----------    -----------

DEPRECIABLE ASSETS

Property, Plant and Equipment

                                                                                   1994           1993
                                                                                -----------    -----------
                                                                                      (IN THOUSANDS)

Land and improvements........................................................     $ 1,360        $ 4,482
Buildings and improvements...................................................      33,391         33,828
Machinery and equipment......................................................      10,719          9,984
                                                                                -----------    -----------
                                                                                  $45,470        $48,294
                                                                                -----------    -----------
                                                                                -----------    -----------

     Depreciation is computed on the straight-line method in amounts sufficient to write-off depreciable assets over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the period of the related lease.

     Depreciation and leasehold amortization expense amounted to $2,870,000, $2,624,000 and $1,537,000 for the years ended October 31, 1994, 1993 and 1992, respectively.

     Expenditures for maintenance and repairs are expensed; major replacements, renewals and betterments are capitalized. The cost and accumulated depreciation of depreciable assets retired or otherwise disposed of are eliminated from the asset and accumulated depreciation accounts, and any gains or losses are reflected in operations for the period.

AMORTIZATION OF INTANGIBLES

     Amortization is provided for on all intangible assets (primarily goodwill, which represents the excess of purchase price over fair value of net assets acquired) on a straight-line basis over periods of up to thirty years. Accumulated amortization at October 31, 1994 and 1993 was $3,919,186 and $2,940,117, respectively. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through reasonably expected future results.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

RESTRICTED STOCK AND COMPENSATION EXPENSE

     Under the Company's 1988 Long Term Incentive Plan, its 1990 Non-Employee Directors' Restricted Stock Plan and its predecessor Restricted Stock Plans (see
Note 10), certain officers and key employees designated by the Board of Directors or a committee thereof have purchased, for par value, shares of the Company's common stock restricted as to resale ('Restricted Shares') unless or until certain prescribed objectives are met or certain events occur. The difference between market value and par value of the Restricted Shares on the date of grant is recorded as unamortized restricted stock award compensation, an equity account, and charged to operations as earned.

INCOME TAXES

     Effective November 1, 1993, the Company adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' ('FAS 109'). The liability method under FAS 109 measures the expected tax impact of future taxable income or deductions resulting from temporary differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheet. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the year in which these differences are expected to reverse. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that the change was enacted. In 1993 and prior years, the Company accounted for income taxes under APB Opinion 11.

EARNINGS PER COMMON SHARE

     Net income (loss) per common share is determined by using the weighted average number of common shares and common share equivalents (stock warrants) outstanding during each year. Stock options have not been included in the determination of earnings per common share for any period as they are anti-dilutive or resulted in dilution of less than 3%.

NOTE 2. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

     On April 1, 1993, CVI acquired via a purchase transaction the stock of CoastVision for approximately $9,800,000 cash. CoastVision manufactures and markets a range of contact lens products, primarily custom soft toric contact lenses, which are designed to correct astigmatism. The purchase of CoastVision expanded CooperVision's customer base for its existing product lines. CoastVision had net sales of $9,600,000 in its fiscal year ended October 31, 1992. Excess cost over net assets acquired recorded on the purchase was $7,279,000, which is being amortized over 30 years.

     On May 29, 1992, the Company acquired all of the common stock of HGA from its ultimate parent, Nu-Med Inc. ('Nu-Med'), for a total consideration of approximately $50,000,000, including $15,898,000 in cash, the assumption of approximately $22,000,000 of third party debt of HGA and the delivery of $21,685,000 principal amount of Nu-Med debentures owned by the Company (including $3,525,000 principal amount of 'Affiliate debentures,' defined and described below), in which the Company had a cost basis of approximately $12,322,000. The Company used available cash to purchase the Nu-Med debentures and to make the $15,898,000 payment at closing.

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

     HGA provides psychiatric and substance abuse treatment through three hospitals with a total of 269 beds.

     Concurrently, PSG Management, Inc. ('PSG Management'), a subsidiary of the Company, entered into a three-year management agreement with three indirect subsidiaries of Nu-Med under which PSG Management is managing three additional hospitals owned by such subsidiaries which have a total of 220 licensed beds. Under the management agreement, which expires by its terms in May 1995, PSG Management is entitled to receive a monthly management fee of $166,667.

     The acquisition of HGA was accounted for as a purchase. Accordingly, the results of HGA's operations were included in the Company's consolidated results from the acquisition date. The excess of cost over net assets acquired was initially estimated to be $6,155,000, subject to purchase price adjustments per the sales agreement, and is being amortized over 30 years.

     Had the acquisition of HGA occurred on November 1, 1991, the Company's unaudited pro forma combined net revenue, loss from continuing operations and loss from continuing operations per share would have been $95,320,000, ($15,586,000) and ($.56), respectively, for the twelve months ended October 31, 1992.

     During 1992, the Company acquired two parcels of land having an aggregate cost of $3,149,000. The land was carried at cost in property, plant and equipment. Concurrently, the Company entered into two lease agreements under which the Company was entitled to receive rental payments. The subject parcels of land were sold in November 1993 for cash and notes aggregating the approximate original purchase price.

DISPOSITIONS

     In January 1994, the Company's Canadian subsidiary, CooperVision Inc. ('CooperVision Canada'), sold its EYEscrub'tm' trademark for $110,000 cash, resulting in an $80,000 gain.

     On February 12, 1993, the Company sold its EYEscrub'tm' product line for $1,400,000 cash, which resulted in a $620,000 gain. The Company retained the right to market certain ophthalmic pharmaceutical surgical kits containing EYEscrub'tm'. Sales of such products were discontinued by December 1994.

     On January 31, 1992, the Company assigned its license to manufacture, have manufactured, sell, distribute and market certain intraocular lens products and disposed of certain other related rights and assets. Total cash consideration received by the Company for such assignment was approximately $5,200,000, which resulted in a pretax gain of $1,030,000.

NOTE 3. DISCONTINUED OPERATIONS

     In 1993, the Company recorded a charge of $14,000,000 to increase the Company's accrual (the 'Breast Implant Accrual') for contingent liabilities associated with breast implant litigation involving the plastic and reconstructive surgical division of the Company's former Cooper Surgical business  segment  ('Surgical')  which  was  sold  in  fiscal  1989  to  Medical
Engineering Corporation ('MEC'), a subsidiary of Bristol-Myers Squibb Company ('Bristol-Myers'). The Breast Implant Accrual will be charged for payments made and to be made to MEC under the agreement reached in September 1993

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

with MEC and Bristol-Myers, which limited the Company's liability for breast implant litigation (the 'MEC Agreement') (see Note 12 for the schedule of payments), as well as certain related charges. In October 1993 the Company made the initial payment of $3,000,000 to MEC. At October 31, 1994, the Company's balance sheet included $7,750,000 of the Breast Implant Accrual in 'other noncurrent liabilities' and $1,250,000 in Accounts Payable (which was paid to MEC on December 31, 1994) for future payments to MEC. The Company also recorded, in 1993, a reversal of $343,000 of accruals no longer necessary related to another discontinued business.

     In 1992, the Company recorded a charge of $9,300,000 to discontinued operations, of which $7,000,000 represented an increase to the Company's Breast Implant Accrual. The balance of the charge reflected a $2,000,000 settlement of a dispute involving the former Surgical business segment, and a $300,000 adjustment to the loss on the sale of the Company's former business segment, Cooper Technicon, Inc. ('CTI').

     No tax benefit has been applied against the above figures, as the Company was not profitable in either year.

NOTE 4. EXTRAORDINARY ITEMS

     The extraordinary gain of $924,000, or $.03 per share, in 1993 represented gains on the Company's purchases of $4,846,000 principal amount of its Debentures. The purchases were privately negotiated and executed at prevailing market prices.

     The extraordinary gain of $640,000, or $.02 per share, in 1992 represented gains on the Company's purchases of $5,031,000 principal amount of its Debentures. Substantially all of the purchases were privately negotiated and executed at prevailing market prices.

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

     Under certain circumstances, if (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, unless (a) the transaction occurs pursuant to a transaction which the Board of Directors determines to be fair and in the best interests of the Company and its stockholders (b) the price per share of common stock offered in the transaction is not less than the price per share of common stock paid to all holders pursuant to

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the tender or exchange offer, and (c) the consideration used in the transaction is the same as that paid pursuant to the offer, or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right, other than an Acquiring Person, shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right.

     At any time until the close of business on the tenth day following a public announcement that an Acquiring Person has acquired, or generally obtained the right to acquire, beneficial ownership of 20% or more of the Company's common stock, the Company will generally be entitled to redeem the Rights in whole, but not in part, at a price of $.05 per Right. After the redemption period has expired, the Company's right of redemption may be reinstated if an Acquiring Person reduces his beneficial ownership to 10% or less of the outstanding shares of common stock in a transaction or series of transactions not involving the Company.

     Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights expire on October 29, 1997.

     In June 1993, the Board of Directors amended the Rights Agreement dated as of October 29, 1987, between the Company and The First National Bank of Boston, as Rights Agent, so that Cooper Life Sciences, Inc. ('CLS') and its affiliates and associates as of the amendment date would not be Acquiring Persons thereunder as a result of CLS's beneficial ownership of more than 20% of the outstanding common stock of the Company by reason of its ownership of Series B Preferred Stock or common stock issued upon conversion thereof. In January 1995, the Rights Agreement was further amended to provide that any person who becomes the beneficial owner of 10% or more, but not more than 30%, of the outstanding common stock of CLS, and is, therefore, deemed to be the beneficial owner of the shares of common stock of the Company held by CLS would not be an Acquiring Person, provided that such person is not otherwise, and does not thereafter become, the beneficial owner of more than 1% of the Company's outstanding common stock. (See 'Agreements With CLS' in Note 13.)

NOTE 6. SETTLEMENT OF DISPUTES

     In 1994, the Company recorded the following items related to settlement of disputes:

            A credit of $850,000 following receipt of funds by the Company to settle certain claims made by the Company associated with a real estate transaction.

            A charge of $5,800,000, which represents the Company's estimate of costs required to settle certain disputes and other litigations including $3,450,000 associated with the criminal conviction and SEC enforcement action described in Note 16.

     The Company and CLS entered into a settlement agreement, dated June 14, 1993, pursuant to which CLS delivered a general release of claims against the Company, subject to exceptions for specified ongoing contractual obligations, and agreed to certain restrictions on its acquisitions, voting and transfer of securities of the Company, in exchange for the Company's payment of $4,000,000 in cash and delivery of 200,000 shares of common stock of CLS owned by the Company and a general release of claims against CLS, subject to similar exceptions. See Note 13 for a discussion of the settlement terms. The cash paid and fair value of CLS shares returned to CLS were charged to the Company's statement of operations for 1993 as settlement of disputes. In addition, the Company charged another $1,500,000 for certain other disputes.

     Included in fiscal 1992 is a charge for settlement of disputes which includes 1) a $650,000 charge related to a transaction with CLS, 2) a payment to Mr. Frederick R. Adler and 3) a provision to settle several other lawsuits and disputes.

     In April 1992, Frederick R. Adler, a former director of the Company at that time, notified the Company that he would solicit proxies to elect his own slate of nominees at the 1992 Annual Meeting of

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Shareholders (the 'Annual Meeting'), in opposition to the Board's nominees to the Board of Directors (the 'Proxy Contest'). On June 15, 1992, Mr. Adler and the Company entered into a settlement agreement with respect to the Proxy Contest pursuant to which the Board of Directors set the size of the Board at nine members, effective as of the Annual Meeting, and nominated Mr. Adler and Louis A. Craco, a partner in the law firm of Willkie, Farr & Gallagher, for election to the Board together with the Board's seven other nominees, Arthur C. Bass, Allen H. Collins, M.D., Joseph C. Feghali, Mark A. Filler, Michael H. Kalkstein, Allan E. Rubenstein, M.D., and Robert S. Weiss. The settlement agreement provided for the replacement of Mr. Adler by one of three designated persons if he was unable or unwilling to serve as a director following his election at the Annual Meeting. In December 1992, Mr. Adler resigned from the Company's Board of Directors and designated Michael R. Golding, M.D., as his replacement. As part of the settlement, in which the parties exchanged mutual releases of claims arising out of the Proxy Contest and litigation brought in connection therewith, Mr. Adler agreed, among other things, not to solicit proxies in opposition to the election of the Board's nine nominees at the Annual Meeting and not to take any action to call a special meeting of stockholders or solicit stockholder consents with respect to the election or removal of directors prior to the 1993 annual meeting of stockholders of the Company. The Company also reimbursed Mr. Adler for $348,000 of expenses actually incurred by him in connection with the Proxy Contest and negotiation of the settlement agreement.

     In 1992 the Company reached an agreement involving the settlement of Guenther v. Cooper Life Sciences, et al., a class and shareholder derivative action filed against CLS, the Company, Cooper Development Company, a Delaware corporation ('CDC'), Parker G. Montgomery, A. Kenneth Nilsson, Charles Crocker, Robert W. Jamplis, Barbara Foster as executrix of the Estate of Hugh K. Foster, Michael Mitzmacher, Joseph A. Dornig, Martin M. Koffel, Richard W. Turner, John Vuko, Randolph Stockwell, Hambrecht & Quist, Incorporated, Peat Marwick Main & Co., Gryphon Associates, L.P. and The Gryphon Management Group, Ltd. in June 1988 in the United States District Court for the District of Minnesota and transferred in December 1988 to the District Court for the Northern District of California. As amended, the action alleged various securities law violations and shareholder derivative claims in connection with the public disclosures by, and management of, CLS from 1985 to 1988. The Company formerly shared certain officers and directors with CLS and is alleged to have controlled CLS. The settlement resolved all claims asserted against the Company and its former officers and directors. On April 30, 1993, the court approved the settlement after notice to the plaintiff class and a court hearing. In accordance with the settlement, the case has been dismissed as to the Company and all other defendants. The settlement provided for a payment by Optics Cayman Islands Insurance Ltd., a subsidiary of the Company (which provided directors' and officers' liability insurance to some of the above-named individuals), in the amount of $2,200,000 on behalf of the directors and officers of CLS, as well as a payment of $1,800,000 by the Company. The settlement amount was fully reserved in the books of the Company at July 31, 1992 and paid into escrow by October 31, 1992.

NOTE 7. PREFERRED STOCK

     On June 14, 1993, the Company acquired from CLS, all of the remaining outstanding shares of the Company's Senior Exchangeable Redeemable Restricted Voting Preferred Stock ('SERPS'), having an aggregate liquidation preference of $16,060,000, together with all rights to any dividends or distributions thereon, in exchange for shares of Series B Preferred Stock having an aggregate liquidation preference of $3,450,000 and a par value of $.10 per share. The 345 shares of the Series B Preferred Stock, and any shares of the Series B Preferred Stock issued as dividends, were convertible into one share of common stock of the Company for each $1.00 of liquidation preference, subject to customary antidilution adjustments. The Company also had the right to compel conversion of the Series B Preferred Stock at any time after the market price of the common stock on its principal trading market averaged at least $1.375 for 90 consecutive calendar days and closed at not less than $1.375 on at least 80% of the trading days during such period.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On September 26, 1994 the Company's common stock met the above requirements, and the Series B Preferred Stock was converted into 3,450,000 shares of the Company's common stock. In a Form 4 dated October 4, 1994 filed by CLS with the Securities and Exchange Commission, CLS reported that as of September 30, 1994, it owned 7,467,000 shares (or approximately 22%) of the Company's outstanding common stock.

     During 1994 the Company paid $89,000 or $258.90 per share in dividends on the Series B Preferred Stock.

NOTE 8. INCOME TAXES

     As discussed in Note 1, the Company adopted FAS 109 as of November 1, 1993. The adoption had no impact on the statement of consolidated operations for the year ended October 31, 1994. The tax benefit for net operating loss and tax credit carryforwards has not been recognized since the related tax assets were fully offset by a valuation allowance.

     The provision for (benefit of) income taxes consists of the following components, all of which related to current taxes:

                                                                         YEAR ENDED OCTOBER 31,
                                                                     -------------------------------
                                                                       1994       1993       1992
                                                                     ---------  ---------  ---------
                                                                             (IN THOUSANDS)

Federal............................................................  $  --        $--      $  354
State..............................................................   (4,600)      417        420
Outside the United States..........................................     --         --        (674)
                                                                     ---------  ---------  ---------
                                                                     $(4,600)     $417      $ 100
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the provision for (benefit of) income taxes included in the Company's statement of consolidated operations and the amount computed by applying the federal income tax rate to income (loss) from continuing operations before extraordinary items and income taxes follows:

                                                                                        YEAR ENDED OCTOBER 31,
                                                                                   --------------------------------
                                                                                     1994        1993       1992
                                                                                   ---------  ----------  ---------
                                                                                            (IN THOUSANDS)

Computed expected provision for (benefit of) taxes...............................   $(3,161)   $(11,443)   $(5,460)
Increase (decrease) in taxes resulting from:
     Income outside the United States operations, subject to lower rates.........       (65)       (186)      (376)
     Amortization of intangibles.................................................       185         148         65
     State taxes, net of federal income tax benefit..............................       264         275        277
     Reversal of prior years' estimated tax liabilities no longer required.......    (5,000)     --           (674)
     Dividends from subsidiaries outside the United States.......................     --             11      1,358
     Amortization of restricted stock compensation...............................       (31)        335        (14)
     Net operating losses for which no tax benefit was recognized................     3,293      11,546      4,552
     Prior year federal assessment...............................................     --         --            354
     Interest expense related to original issue discount.........................      (100)     --           --
     Other.......................................................................        15        (269)        18
                                                                                   ---------  ----------  ---------
Actual provision for (benefit of) income taxes...................................   $(4,600)   $    417    $   100
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1994 are as follows:

                                                                                           (IN THOUSANDS)

Deferred tax assets:
     Accounts receivable, principally due to allowance for doubtful accounts............      $  886
     Inventories, principally due to obsolescence reserves..............................         675
     Investments, principally due to unrealized losses..................................         112
     Accrued liabilities, principally due to litigation reserves........................        4,571
     Deferred income, principally due to the debenture exchange.........................        1,199
     Net operating loss carryforwards...................................................       83,417
     Tax credits carryforwards..........................................................        2,455
     Other..............................................................................          259
                                                                                           --------------
          Total gross deferred tax assets...............................................       93,574
          Less valuation allowance......................................................      (87,175)
                                                                                           --------------
          Net deferred tax assets.......................................................        6,399
                                                                                           --------------
Deferred tax liabilities:
     Plant and equipment, principally due to purchase accounting requirements...........       (6,037)
     Other, principally due to differences in accounting methods for financial and tax
      purposes..........................................................................         (362)
                                                                                           --------------
          Total gross deferred tax liabilities..........................................       (6,399)
                                                                                           --------------
          Net deferred tax assets.......................................................      $     0
                                                                                           --------------
                                                                                           --------------

     The valuation allowance for deferred tax assets as of November 1, 1993 was $84,848,000. The net change in the total valuation allowance for the year ended October 31, 1994 was an increase of $2,327,000.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of October 31, 1994 will be allocated as follows:

                                                                                           (IN THOUSANDS)

Income tax benefit that would be reported in the consolidated statement of earnings.....      $85,684
Goodwill and other noncurrent intangible assets.........................................        1,491
                                                                                           --------------
                                                                                              $87,175
                                                                                           --------------
                                                                                           --------------

     At October 31, 1994 the Company had net operating loss carryforwards of approximately $245,000,000 available to offset future taxable income. The Company also has tax credit carryforwards of $2,455,000 available to reduce future tax liabilities. The net operating loss and credit carryforwards expire commencing in 1999.

NOTE 9. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                        OCTOBER 31,
                                                                                    --------------------
                                                                                      1994       1993
                                                                                    ---------  ---------
                                                                                       (IN THOUSANDS)

10% Senior Subordinated Secured Notes due 2003 ('Notes')                            $ 25,410   $ --
10 5/8% Convertible Subordinated Reset Debentures due 2005 ('Debentures').........     9,210     38,997
Bank term loan ('HGA Term Loan')..................................................    10,556     11,222
Industrial Revenue Bonds ('HGA IRB')..............................................     2,000      2,495
Mortgage Note; interest at 9.5%...................................................     --           450
Capitalized leases, interest from 11.5% to 13.0% maturing 1997....................   $   461   $    762
                                                                                    ---------  ---------
                                                                                      47,637     53,926
Less current installments.........................................................     1,453      5,849
                                                                                    ---------  ---------
                                                                                    $ 46,184   $ 48,077
                                                                                    ---------  ---------
                                                                                    ---------  ---------

     Aggregate annual maturities, including current installments, for each of the five years subsequent to October 31, 1994 are as follows:

                                                             (IN THOUSANDS)

1995......................................................       $1,453
1996......................................................       $2,237
1997......................................................       $9,222
1998......................................................       $  105
1999......................................................       $--

     On January 6, 1994, the Company completed an Exchange Offer and Consent Solicitation, pursuant to which the Company issued approximately $22,000,000 aggregate principal amount of Notes and paid approximately $4,350,000 in cash ($725 principal amount of Notes and $145 in cash for each $1,000 principal amount of Debentures) in exchange for approximately $30,000,000 aggregate principal amount of its Debentures (out of $39,384,000 aggregate principal amount then outstanding). Following the exchange, $9,290,000 aggregate principal amount of Debentures remains outstanding.

     In connection with the Exchange Offer and Consent Solicitation, the Company amended the indenture governing the Debentures (the 'Indenture') to, among other things, eliminate a covenant, with which the Company was not in compliance, requiring the Company to repurchase Debentures. The amendment also reduced the conversion price at which holders may convert Debentures into shares of the Company's common stock from $27.45 to $5.00 per share, subject to adjustment under certain

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

conditions to prevent dilution to the holders. The Company also obtained a waiver (the 'Waiver') of any and all Defaults and Events of Default (as such terms are defined in the Indenture) that occurred or may have occurred prior to the expiration of the Exchange Offer and Consent Solicitation on January 6, 1994.

     The consummation of the Exchange Offer and Consent Solicitation also satisfied a condition of the MEC Agreement. Such condition would have allowed MEC to terminate the agreement if the Exchange Offer and Consent Solicitation
(or an alternative restructuring of the Debentures) was not completed by February 1, 1994.

     The Exchange Offer and Consent Solicitation has been accounted for in accordance with Statement of Financial Accounting Standards No. 15 'Accounting by Debtors and Creditors for Troubled Debt Restructurings.' Consequently, the difference between the carrying value of the Debentures exchanged less the face value of the Notes issued and the aggregate cash payment for the Debentures was recorded as a deferred premium aggregating approximately $4,000,000 as of the date of the Exchange. The Company is recognizing the benefit of the deferred premium as a reduction to the effective interest rate on the Notes over the life of the issue. In addition, the Company recorded a charge of $2,131,000 in the fourth quarter of fiscal 1993 and an additional charge of $340,000 in fiscal 1994 for costs related to the Exchange Offer and Consent Solicitation.

     The Debentures mature on March 1, 2005, with interest payments due semi-annually each March 1 and September 1. During 1993 and 1992, the Company purchased $4,846,000 and $5,031,000, respectively, principal amount of Debentures, all of which were retired. The extraordinary gains which resulted from these purchases were $924,000 and $640,000, respectively.

     The Notes mature on June 1, 2003, and bear interest at a rate equal to 10% per annum, which is payable quarterly on each March 1, June 1, September 1 and December 1. The Notes are redeemable solely at the option of the Company, in whole or in part, at any time, at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon to the redemption date. The Company is not required to effect any mandatory redemptions or make any sinking fund payments with respect to the Notes, except in connection with certain sales or other dispositions of, or certain financings secured by, the collateral securing the Notes. Pursuant to a pledge agreement dated as of January 6, 1994, between the Company and the trustee for the holders of the Notes, the Company has pledged a first priority security interest in all of its right, title and interest in stock of its subsidiaries HGA and CSI, all
additional   shares  of  stock  of,  or   other  equity  interests  in  HGA  and
CooperSurgical from time to time acquired by the Company, all intercompany indebtedness of HGA and CooperSurgical from time to time held by the Company, except as set forth in the indenture governing the Notes, and the proceeds received from the sale or disposition of any or all of the foregoing.

     The Debentures and the Notes each contain various covenants, including limitations on incurrence and ranking of indebtedness, payment of cash dividends, acquisition of the Company's common stock and transactions with affiliates.

     Substantially all of the property and equipment and accounts receivable of HGA collateralize its outstanding debt. The HGA Term Loan carries interest at 4 percentage points over the prime interest rate, with a floor of 12% per annum, which rate was in effect at October 31, 1994. Interest and principal payments on the HGA Term Loan are due monthly through August 1997. The HGA IRB carries interest at 85% of prime, or approximately 6.6% per annum at October 31, 1994. Interest and principal payments on the HGA IRB are due monthly and holders have elected their right to accelerate all payments of outstanding principal at December 31, 1995. The HGA Term Loan and the HGA IRB each contain covenants including the maintenance by HGA of certain ratios and levels of net worth (as defined), capital expenditures, interest and debt payments, as well as restrictions on payment of cash dividends.

     On September 20, 1994, CVI entered into a Loan and Security Agreement with a commercial lender providing for revolving advances of up to $8,000,000. To date, no funds have been drawn under

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

this agreement. If and when funds are drawn, they will bear interest at 2 1/2 percentage points above the highest most recently announced prime rate of the three financial institutions of national repute named in the agreement, with a floor of 8.5% per annum. As of December 30, 1994, this rate would have been 2 1/2 points above 8.5%, or 11.0% per annum. CVI agreed to the payment of various fees, including minimum interest of $150,000 per year. The aggregate amount of advances under the agreement will be capped at the lesser of $8,000,000, or a percentage of CVI's levels of eligible receivables and inventory as defined in the agreement (approximately $6,200,000 in total line availability at October 31, 1994) and will be collateralized by virtually all of the assets of CVI.

     A covenant of the Loan and Security Agreement states that CVI (provided that no Event of Default, as defined, has occurred and is continuing) may make loans, advances, investments, capital contributions and distributions to the Company, and pay management fees to the Company, so long as the total amount of all such amounts does not exceed an amount equal to the sum of (i) 75% of CVI's Tangible Net Worth, as defined, on the closing date, plus (ii) all amounts in excess of required increases in CVI's Tangible Net Worth for each fiscal year ending after October 31, 1994. At September 30, 1994 CVI's Tangible Net Worth was $11,480,000. At that time, CVI could have upstreamed to the Company $8,480,000. At October 31, 1994, CVI had net assets of $20,164,000, of which $11,077,000 was restricted under the terms of the Loan and Security Agreement.

     The Loan and Security Agreement contains various additional covenants, including the maintenance of certain ratios and levels of net worth (as defined), limitations on capital expenditures and incurrence of indebtedness as well as limitations regarding change in control and transactions with affiliates.

     In connection with the Loan and Security Agreement, the Company guaranteed all of the obligations under the HGA Term Loan and CVI's obligations under the Loan and Security Agreement and the Company pledged all of the outstanding stock of CVI as collateral for the HGA Term Loan guaranty.

UNAMORTIZED BOND DISCOUNT AND DEFERRED PREMIUM

     The difference between the carrying amount and the principal amount of the Company's 10 5/8% Convertible Subordinated Reset Debentures due 2005 represents unamortized discount which is being charged to expense over the life of the issue. As of October 31, 1994, the amount of unamortized discount was approximately $80,000.

     The carrying value of the Debentures exchanged less the face value of the Notes issued and the aggregate cash payment for the Debentures was recorded as a deferred premium. The Company is recognizing the benefit of the deferred premium as a reduction to the effective interest rate on the Notes over the life of the issue. As of October 31, 1994, the amount of the unamortized deferred premium was $3,467,000.

NOTE 10. EMPLOYEE STOCK PLANS

1988 LONG-TERM INCENTIVE PLAN ('LTIP')

     The LTIP is a vehicle for the Company to attract, retain and motivate key employees and consultants to the Company and its subsidiaries and affiliates, who are directly linked to the profitability of the Company and to increasing stockholder value.

     The LTIP authorizes a committee consisting of three or more individuals not eligible to participate in the LTIP or, if no committee is appointed, the Company's Board of Directors, to grant to eligible individuals during a period of ten years from September 15, 1988, stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, phantom stock units and long term performance awards for up to 6,376,710 shares of common stock, subject to adjustment for future stock

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

splits, stock dividends, expirations, forfeitures and similar events. As of October 31, 1994, 3,445,475 shares remained available under the LTIP for future grants.

     In February and June 1992, the Administrative Committee of the LTIP authorized grants to employees and consultants covering an aggregate of 223,250 restricted shares. These restricted shares were to have had restrictions removed in 20% increments at various price levels attained by the Company's common stock or have restrictions removed based on performance criteria or at the end of ten years. Of these grants, restrictions were removed from a total of 12,300 shares in 1992, and the remainder, not otherwise forfeited, had restrictions removed during 1993 as a result of a 'Change of Control' as defined by the LTIP in connection with the issuance by the Company of Series B Preferred Stock. (See
Note 7.)

     As of August 1, 1993, there were outstanding options to purchase an aggregate of 1,102,500 shares of common stock granted to, and not subsequently forfeited by, optionholders at exercise prices ranging from $.69 to $4.25. The Company offered each employee who held options granted under the LTIP an opportunity to exchange those options for a smaller number of substitute options. Each new option is exercisable at $.56 per share. The number of shares each employee was entitled to purchase pursuant to such option was computed by an independent nationally recognized compensation consulting firm using an option exchange ratio derived under the Black-Scholes option pricing model. Each person who elected to participate in the option exchange program received an option to purchase an individually calculated percentage ranging from 21% to 70% of the shares such person was originally entitled to purchase. A percentage of the new option, equal to the percentage of the outstanding option that was already exercisable, was immediately exercisable, and the remainder became exercisable in 1994 in 25% tranches when the trading price of the Company's common stock over 30 days averaged, $1.00, $1.50, $2.00 and $2.50 per share, respectively. The option exchange program provided optionholders the opportunity to exchange options with exercise prices well in excess of the then current market price of the Company's common stock with a lesser number of options exercisable at a price that, while still above the then price, was lower than the exercise price on the surrendered options. Under the terms of the option exchange offer, each person who elected to participate waived the vesting of options that otherwise would have resulted from the Change in Control (as such term is defined in the LTIP) that occurred when stockholders approved the conversion rights of the Series B Preferred Stock on September 14, 1993. (See
Note 7.)

1990 NON-EMPLOYEE DIRECTORS RESTRICTED STOCK PLAN ('NEDRSP')

     Under the terms of the NEDRSP, each director of the Company who is not also an employee of or a consultant to the Company or any subsidiary of the Company ('Non-Employee Director') is granted the right to purchase, for $.10 per share, 5,000 shares of the Company's common stock, subject to restrictions, which can be lifted either by the fair market value of the Company's common stock achieving stated targets, or upon the passage of a stated period of time, typically 10 years after the grant. One hundred thousand shares of such common stock were authorized and reserved for issuance under the NEDRSP. Shares which are forfeited become available for new awards under such plan.

     Transactions involving the grant of options or restricted shares of the Company's common stock in connection with the LTIP and NEDRSP during each of the years in the three year period ended October 31, 1994 are summarized below. At October 31, 1994, there were 3,445,475 and 45,000 shares of the Company's common stock available for future grants under the LTIP and NEDRSP, respectively.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                             NUMBER OF SHARES
                                                                                            -------------------
1994                                                                                           LTIP      NEDRSP
- ------------------------------------------------------------------------------------------  ----------   ------

Balance at beginning of year..............................................................   2,367,797   55,000
Options granted...........................................................................     410,000    --
Options forfeited.........................................................................    (144,340)   --
Restricted shares granted.................................................................     297,778    --
                                                                                            ----------   ------
Balance at end of year....................................................................   2,931,235   55,000
                                                                                            ----------   ------
                                                                                            ----------   ------
Consisting of:
     Options issued but not exercisable...................................................     586,656
     Options issued and exercisable.......................................................     210,012
     Options exercised at $.56 per share..................................................       3,220
     Restricted shares issued with restrictions in force..................................     163,333
     Restricted shares issued with restrictions removed...................................   1,968,014   55,000
                                                                                            ----------   ------
                                                                                             2,931,235   55,000
                                                                                            ----------   ------
                                                                                            ----------   ------

     Options issued and outstanding have option prices ranging from $0.56 to $3.75 per share.

                                                                                             NUMBER OF SHARES
                                                                                            -------------------
1993                                                                                           LTIP      NEDRSP
- ------------------------------------------------------------------------------------------  ----------   ------

Balance at beginning of year..............................................................   2,805,519   35,000
Options granted...........................................................................     620,000    --
Options forfeited.........................................................................    (962,089)   --
Restricted shares granted.................................................................     125,000   20,000
Restricted shares purchased by the Company................................................    (196,633)   --
Restricted shares forfeited...............................................................     (24,000)   --
                                                                                            ----------   ------
Balance at end of year....................................................................   2,367,797   55,000
                                                                                            ----------   ------
                                                                                            ----------   ------
Consisting of:
     Options issued but not exercisable...................................................     519,269    --
     Options issued and exercisable.......................................................      14,959    --
     Restricted shares issued with restrictions in force..................................     182,611   5,000
     Restricted shares issued with restrictions removed...................................   1,650,958   50,000
                                                                                            ----------   ------
                                                                                             2,367,797   55,000
                                                                                            ----------   ------
                                                                                            ----------   ------

                                                                                             NUMBER OF SHARES
                                                                                            -------------------
1992                                                                                           LTIP      NEDRSP
- ------------------------------------------------------------------------------------------  ----------   ------

Balance at beginning of year..............................................................   2,543,827   21,000
Options granted...........................................................................     660,000    --
Options forfeited.........................................................................     (20,000)   --
Restricted shares granted.................................................................     223,250   20,000
Restricted shares purchased by the Company................................................    (576,558)  (6,000)
Restricted shares forfeited...............................................................     (25,000)   --
                                                                                            ----------   ------
Balance at end of year....................................................................   2,805,519   35,000
                                                                                            ----------   ------
                                                                                            ----------   ------
Consisting of:
     Options issued but not exercisable...................................................     772,500    --
     Options issued and exercisable.......................................................     103,817    --
     Restricted shares issued with restrictions in force..................................     795,022   23,000
     Restricted shares issued with restrictions removed...................................   1,134,180   12,000
                                                                                            ----------   ------
                                                                                             2,805,519   35,000
                                                                                            ----------   ------
                                                                                            ----------   ------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The excess of market value over $.10 per share of LTIP and NEDRSP restricted shares on respective dates of grant is recorded as unamortized restricted stock award compensation, a separate component of stockholders' equity. Restricted shares and other stock compensation charged (credited) to selling, general and administrative expense for the twelve months ended October 31, 1994, 1993 and 1992 was approximately $55,000, $1,084,000 and ($33,000), respectively.

PRIOR STOCK OPTION PLANS

     Prior to the September 15, 1988 implementation of the LTIP, the Company had two stock option plans (the 'Stock Option Plans'). With the adoption of the LTIP, all authorized but unallocated options under the Stock Option Plans (options for approximately 430,500 shares of the Company's common stock) were transferred to the LTIP. No further grants are allowed from the Stock Option Plans, although previously existing grants remained in effect.

     Transactions in the Company's common stock during each of the three years ended October 31, 1994 in connection with the Stock Option Plans are summarized below:

                                                                               NUMBER        OPTION PRICE
1994                                                                          OF SHARES        PER SHARE
- ---------------------------------------------------------------------------   ---------    -----------------

Outstanding and exercisable at beginning of year...........................     29,150      $16.13-$19.75
Expired or canceled........................................................    ( 6,200)     $16.13-$19.75
                                                                              ---------
Outstanding and exercisable at end of year.................................     22,950      $16.13-$19.75

1993
- ---------------------------------------------------------------------------

Outstanding and exercisable at beginning of year...........................     40,238     $16.13-$19.75
Expired or canceled........................................................    (11,088)    $16.13-$19.75
                                                                              ---------
Outstanding and exercisable at end of year.................................     29,150     $16.13-$19.75

1992
- ---------------------------------------------------------------------------

Outstanding and exercisable at beginning of year...........................     48,493     $ 5.33-$19.75
Expired or canceled........................................................     (8,255)    $ 5.33-$16.13
                                                                              ---------
Outstanding and exercisable at end of year.................................     40,238     $16.13-$19.75

NOTE 11. EMPLOYEE BENEFITS

THE COMPANY'S RETIREMENT INCOME PLAN

     The Company adopted The Cooper Companies, Inc. Retirement Income Plan (the 'Retirement Plan') in December 1983. The Retirement Plan is a non-contributory pension plan covering substantially all full-time United States employees of CVI, CVP and the Company's Corporate Headquarters. The Company's customary contributions are designed to fund normal cost on a current basis and to fund over thirty years the estimated prior service cost of benefit improvements
(fifteen years for annual gains and losses). The unit credit actuarial cost method is used to determine the annual cost. The Company pays the entire cost of the Retirement Plan and funds such costs as they accrue. Retirement costs applicable to continuing and discontinued operations of the Company for the years ended October 31, 1994, 1993 and 1992 were approximately $123,000, $181,000 and $265,000, respectively. Virtually all of the assets of the Retirement Plan are comprised of participations in equity and fixed income funds.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Based on the latest actuarial information available, the following tables set forth the net periodic pension costs, funded status and amounts recognized in the Company's consolidated financial statements for the Retirement Plan:

                           NET PERIODIC PENSION COST

                                                                            YEAR ENDED OCTOBER 31,
                                                                          ---------------------------
                                                                          1994       1993       1992
                                                                          -----      -----      -----
                                                                                (IN THOUSANDS)

Service cost.........................................................     $ 173      $ 180      $ 187
Interest cost........................................................       479        453        426
Actual return on assets..............................................      (531)      (628)      (364)
Net amortization and deferral........................................         2        176         16
                                                                          -----      -----      -----
     Net periodic pension cost.......................................     $ 123      $ 181      $ 265
                                                                          -----      -----      -----
                                                                          -----      -----      -----

               SCHEDULE RECONCILING THE FUNDED STATUS OF THE PLAN
              WITH PROJECTED AMOUNTS FOR THE FINANCIAL STATEMENTS

                                                                          1994          1993
                                                                          -----         -----

Assumptions:
     Discount rate on plan liabilities.................................    8.0%          8.0%
     Long-range rate of return on plan assets..........................    9.0%          9.0%
     Salary increase rate..............................................    6.0%          6.0%
     Average remaining service.........................................   15.27  years  15.22  years

                                                                                       OCTOBER 31,
                                                                                    ------------------
                                                                                     1994        1993
                                                                                    ------      ------
                                                                                      (IN THOUSANDS)

Vested benefit obligation......................................................     $5,861      $5,592
Non-vested benefit obligation..................................................         84          48
                                                                                    ------      ------
     Accumulated benefit obligation............................................      5,945       5,640
Effect of projected earnings levels............................................        546         532
                                                                                    ------      ------
Projected benefit obligation...................................................      6,491       6,172
Fair value of plan assets......................................................      5,828       5,993
                                                                                    ------      ------
     Projected benefit obligation in excess of assets..........................        663         179

Add (Deduct):
     Unrecognized net gain.....................................................        379         926
     Prior service cost remaining to be amortized, including unrecognized net
       assets..................................................................       (465)       (490)
                                                                                    ------      ------
Pension liability recognized...................................................     $  577      $  615
                                                                                    ------      ------
                                                                                    ------      ------

THE COMPANY'S 401(k) SAVINGS PLAN

     The Company's 401(k) Plan provides for the deferral of compensation as described in the Internal Revenue Code, and is available to substantially all full-time United States employees of the Company. United States resident employees of the Company who participate in the 401(k) Plan may elect to have from 2% to 10% of their pre-tax salary or wages, but not more than $5,000 (for highly compensated employees) for the calendar year ended December 31, 1994, deferred and contributed to the trust established under the 401(k) Plan. The Company's contribution to the 401(k) Plan on account of the

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company's participating employees, net of forfeiture credits, was $80,000, $90,000 and $72,000 for the years ended October 31, 1994, 1993 and 1992, respectively.

THE COMPANY'S INCENTIVE PAYMENT PLAN

     The Company's Incentive Payment Plan ('IPP') is available to officers and other key executives. Participants may, in certain years, receive bonuses based on Company and subsidiary performance. Total payments earned for the years ended October 31, 1994, 1993 and 1992, were approximately $1,296,000, $439,000 and
$456,000, respectively. The Board of Directors of the Company also approved discretionary bonuses outside of the IPP for the years ended October 31, 1993 and October 31, 1992 of approximately $124,000 and $343,000, respectively.

THE COMPANY'S TURN-AROUND INCENTIVE PLAN

     The Company's Turn-Around Incentive Plan ('TIP') was adopted by the Compensation Committee of the Board and the 1988 Long Term Incentive Plan Administrative Committee of the Board on May 18, 1993. The TIP was adopted, upon the recommendation of the Company's independent compensation consultants, to recognize the special efforts of certain individuals in guiding the Company through a resolution of its difficulties arising from its then current capital structure and its former ownership of companies that manufactured and distributed breast implants.

     The TIP provided for awards in varying amounts to be made to designated participants. Before any awards could become payable, however, the Company had to significantly reduce its liabilities relating to the former breast implant business to levels approved by the Board of Directors, which condition was satisfied when the MEC Agreement became final on January 6, 1994 (see Note 14). Upon satisfaction of such condition, one-third of the award was payable when the average per share price of the Company's common stock over a period of thirty days equaled or exceeded $1.50 per share. That occurred on May 25, 1994, and participants in the TIP were, therefore, awarded one-third of the total award for which they were eligible under the TIP. The payments were made in cash ($246,667) and by means of the issuance of 297,778 shares of restricted stock under the Company's 1988 Long Term Incentive Plan. That stock generally will remain restricted and non-transferable for a period of two years. The remaining two-thirds of the allocated TIP awards will be payable at such time as the 30-day average of the price of the Company's common stock equals or exceeds $3.00 per share. The maximum value of the awards that could be made (whether paid in stock or cash), assuming both targets are satisfied, is $2,250,000.

NOTE 12. LEASE AND OTHER COMMITMENTS

     Total minimum annual rental obligations under noncancelable operating leases (substantially all real property and equipment) in force at October 31, 1994 are payable in subsequent years as follows:

                                                             (IN THOUSANDS)

1995......................................................       $2,018
1996......................................................        1,257
1997......................................................          774
1998......................................................          482
1999......................................................          384
2000 and thereafter.......................................        2,222
                                                                -------
                                                                 $7,137
                                                                -------
                                                                -------

     Aggregate rental expense for both cancelable and noncancelable contracts amounted to $2,438,000, $2,105,000 and $2,828,000 in 1994, 1993 and 1992,
respectively.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The $9,000,000 liability recorded for payments to be made to MEC under the MEC Agreement (see Note 3) will become due as follows:

                        DECEMBER 31,
- ------------------------------------------------------------

   1994.....................................................   $1,250,000
   1995.....................................................    1,500,000
   1996.....................................................    1,750,000
   1997.....................................................    2,000,000
   1998.....................................................    2,500,000
                                                               ----------
                                                               $9,000,000
                                                               ----------
                                                               ----------

     Additional payments to be made to MEC beginning December 31, 1999 are contingent upon the Company's earning net income before taxes in each fiscal year, and are, therefore, not recorded in the Company's financial statements. Such payments are limited to the smaller of 50% of the Company's net income before taxes in each such fiscal year on a noncumulative basis or the amounts shown below:

                        DECEMBER 31,
- ------------------------------------------------------------

   1999.....................................................   $3,000,000
   2000.....................................................   $3,500,000
   2001.....................................................   $4,000,000
   2002.....................................................   $4,500,000
   2003.....................................................   $3,000,000

     Under the terms of a supply agreement most recently modified in 1993, the Company agreed to purchase by December 31, 1997, certain contact lenses from a British manufacturer, Pilkington plc with an aggregate cost of approximately `L'4,063,000. Approximately `L'400,000, `L'213,000, `L'7,000 was purchased under the terms  of  the  supply  agreement  in fiscal  years  1994,  1993  and  1992, respectively. As of December 31, 1994, there remained a commitment of approximately `L'3,381,000.

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

     The Company issued a warrant to Foothill Capital Corporation ('Foothill') to purchase 80,000 shares of the Company's common stock at $1.875 per share in connection with the loan and security agreement among Foothill, CVI, and CooperVision Canada. The warrant becomes exercisable on September 21, 1997 and expires on May 26, 1999. Both the number of shares under the warrant and the exercise price per share are adjustable under certain circumstances to avoid dilution.

NOTE 13. RELATIONSHIPS AND TRANSACTIONS BETWEEN THE COMPANY, CLS, COOPER DEVELOPMENT COMPANY (CDC') AND THE COOPER LABORATORIES, INC. STOCKHOLDERS' LIQUIDATING TRUST (THE TRUST')

ADMINISTRATIVE SERVICES

     Pursuant to separate agreements between the Company and CDC, CLS and the Trust, which was formed in connection with the liquidation of the Company's former parent, Cooper Laboratories, Inc., the Company provided certain administrative services to CDC, CLS and the Trust, including the

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

services of the Company's treasury, legal, tax, data processing, corporate development, investor relations and accounting staff. Expenses were charged on the basis of specific utilization or allocated based on personnel, space, percent of assets used or other appropriate bases. The agreements relating to the provision of administrative services to CDC and CLS terminated on September 17, 1988. The Company has not performed any services for CDC and CLS since September 17, 1988, other than historic tax services pursuant to the Trust. Combined corporate administrative expenses charged to the Trust by the Company were $213,000 in 1992 and $560,000 in 1991. On July 9, 1992, the Trust filed a petition in Bankruptcy under Chapter 7 of the Bankruptcy Code; and, effective July 31, 1992, the Company ceased providing services to the Trust. The Company has asserted a claim for approximately $750,000 in the Trust's bankruptcy proceedings, primarily representing unpaid administrative service fees and expenses and legal fees advanced by the Company on behalf of the Trust.

AGREEMENTS WITH CLS

     On October 21, 1988, the Company and CLS entered into a settlement agreement (the '1988 CLS Settlement Agreement') pursuant to which certain claims between the two corporations were settled. Among other things, the 1988 CLS Settlement Agreement provided that (a) the discovery period under the directors and officers liability insurance policy issued by the Company covering directors and officers of CLS would be extended pursuant to an option contained in the insurance policy (see 'Liability Insurance' below), (b) CLS would indemnify the Company for certain claims made by a former consultant to the Company, (c) CLS would have no further liability to the Company with respect to the termination of the contract pursuant to which the Company had agreed to purchase ophthalmic laser systems from CLS, (d) CLS would pay the Company $2,750,000 and (e) CLS, in its capacity as a holder of the Company's Senior Exchangeable Redeemable Restricted Voting Preferred Stock (the 'SERPS'), would consent to the Company's proposed sales of its CTI business and its Cooper Surgical business and to the proposed deletion of the mandatory redemption provision of the SERPS. The 1988 CLS Settlement Agreement did not allocate the $2,750,000 settlement amount among the various items contained therein. The $2,750,000 was paid in full by CLS in December 1988.

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

     On June 12, 1992, the Company consummated a transaction with CLS, which eliminated approximately 80% of the SERPS (the '1992 CLS Transaction'). Pursuant to an Exchange Agreement between the Company and CLS dated as of June 12, 1992 (the '1992 Exchange Agreement'), the Company acquired from CLS 488,004 shares of the SERPS owned by CLS, and all of CLS's right to receive, by way of dividends pursuant to the terms of the SERPS, an additional 11,996 shares of SERPS (such 11,996 shares together with the 488,004 shares being referred to collectively as the SERPS) in exchange for 4,850,000 newly issued shares of the Company common stock (the 'Company Shares'). In addition, the Company purchased 200,000 unregistered shares of CLS common stock (the 'CLS Shares'), for a purchase price of $1,500,000 in cash and entered into a settlement agreement with CLS dated as of June 12, 1992 (the '1992 Settlement Agreement'), with respect to certain litigation and administrative proceedings in which the Company and CLS were involved. Pursuant to the 1992 Settlement Agreement, CLS, among other things, released its claim against the Company for unliquidated damages arising from the Company's failure to register the SERPS, in return for the Company's payment of $500,000, the reimbursement of certain legal fees and expenses in the amount of

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$650,000 incurred by CLS in connection with certain litigation and administrative proceedings, and the payment of $709,000 owed by the Company to CLS pursuant to tax sharing agreements between them. The Company also agreed to reimburse CLS for up to $250,000 of legal and other fees and expenses incurred by CLS in connection with the 1992 CLS Transaction and, if requested by CLS, to use its reasonable best efforts to cause the election to the Company's Board of Directors of one or two designees of CLS, reasonably acceptable to the Company (the number of designees depending, respectively, on whether CLS owns more than 1,000,000 but less than 2,400,000 shares, or more than 2,400,000 shares of the Company's common stock).

     As part of the 1992 CLS Transaction, pursuant to Registration Rights Agreements, dated as of June 12, 1992, each between the Company and CLS (the 'Registration Rights Agreements'), the Company and CLS each agreed to use its reasonable best efforts to register, respectively, the Company Shares and the CLS Shares. On July 27, 1992, the Company filed with the Securities and Exchange Commission a registration statement for the Company Shares which became effective November 20, 1992. If a registration statement covering the Company Shares had not been declared effective within 180 days following June 12, 1992, the Company had agreed to pay $1,250,000 in cash (an amount equal to the value of 'pay-in-kind' dividends it would have accrued on the SERPS but for the exchange). CLS has agreed that if CLS had not registered the CLS Shares within 17 months from the closing date, the Company could require CLS to repurchase the CLS Shares, at the Company's cost of $1,500,000, by either, at CLS's option, (a) payment of cash, (b) delivery of shares of Senior Preferred Stock, valued at $39 per share, or (c) delivery of shares of the Company's common stock, valued at $3 per share. The CLS shares were delivered to CLS as part of the 1993 CLS Settlement Agreement (as defined and described below).

     On June 14, 1993, the Company acquired from CLS all of the remaining outstanding SERPS of the Company, having an aggregate liquidation preference of $16,060,000, together with all rights to any dividends or distributions thereon, in exchange for shares of Series B Preferred Stock having an aggregate liquidation preference of $3,450,000 and a par value of $.10 per share (the '1993 Exchange Agreement'). Such shares, and any shares of Series B Preferred Stock issued as dividends, were convertible into one share of common stock of the Company for each $1.00 of liquidation preference, subject to customary antidilution adjustments.

     The Company also had the right to compel conversion of Series B Preferred Stock at any time after the market price of the common stock on its principal trading market averaged at least $1.375 for 90 consecutive calendar days and closed at not less than $1.375 on at least 80% of the trading days during such period. On September 26, 1994, the Company's common stock met the above requirements, and the Series B Preferred Stock was converted into 3,450,000 shares of the Company's common stock.

     No dividends accrued on the Series B Preferred Stock through June 14, 1994. Subsequently, dividends accrued and were paid in cash, at the rate of 9% (of liquidation preference) per annum, through the date of conversion.

     The Company and CLS also entered into a Registration Rights Agreement, dated June 14, 1993, providing for the registration under the Securities Act of the shares of common stock issued upon such conversion of any of the Series B Preferred Stock and any of the 4,850,000 shares of common stock currently owned by CLS which have not been sold prior thereto.

     On June 14, 1993, the Board of Directors amended the Rights Agreement dated as of October 29, 1987, between the Company and The First National Bank of Boston, as Rights Agent, so that CLS and its affiliates and associates as of the amendment date would not be Acquiring Persons thereunder as a result of CLS's beneficial ownership of more than 20% of the outstanding common stock of the Company by reason of its ownership of Series B Preferred Stock or common stock issued upon conversion thereof. (See Note 5.)

     CLS obtained 4,850,000 shares of the Company's common stock pursuant to the 1992 Exchange Agreement described above. In Amendment No. 1 to its Schedule 13D, filed with the SEC on

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

November 12, 1992, CLS disclosed that 'in light of the recent public disclosures relating to the Company and the recent significant decline in the public trading price of the common stock, CLS is presently considering various courses of action which it may determine to be necessary or appropriate in order to maintain and restore the value of the common stock. Included among the actions which CLS is considering pursuing are the initiation of litigation against the Company and the replacement of management and at least a majority of the members of the Board of Directors of the Company.'

     On June 14, 1993, in order to resolve all disputes with CLS, the Company and CLS entered into a Settlement Agreement (the '1993 Settlement Agreement'), pursuant to which CLS delivered a general release of claims against the Company, subject to exceptions for specified ongoing contractual obligations, and agreed to certain restrictions on its voting and transfer of securities of the Company, in exchange for the Company's payment of $4,000,000 in cash and delivery of 200,000 shares of common stock of CLS owned by the Company and a general release of claims against CLS, subject to similar exceptions. The cash paid and fair value of CLS shares returned have been charged to the Company's statement of operations as settlement of disputes. (See Note 6.)

     Pursuant to the 1993 Settlement Agreement, the Company agreed to nominate, and to vote all of its shares of common stock of the Company in favor of the election of, a Board of Directors of the Company consisting of eight members, up to three of whom will, at CLS's request, be designated by CLS (such designees to be officers or more than 5% stockholders of CLS as of June 14, 1993 or otherwise be reasonably acceptable to the Company). The number of CLS designees will decline as CLS's ownership of common stock declines. A majority of the Board members (other than CLS designees) are to be individuals who are not officers or employees of the Company. Pursuant to the Settlement Agreement, CLS designated, and on August 10, 1993 the Board of Directors elected, one person to serve as a director of the Company until the 1993 Annual Meeting. CLS also designated that individual along with two other people as its three designees to the eight-member Board of Directors that was elected at the 1993 Annual Meeting. Each of those three CLS designees was reelected to the Board at the 1994 Annual Meeting.

     CLS also agreed in the 1993 Settlement Agreement not to acquire any additional securities of the Company and to certain limitations on its transfer of securities of the Company. In addition, CLS agreed, among other things, not to seek control of the Company or the Board or otherwise take any action contrary to the 1993 CLS Settlement Agreement. CLS is free, however, to vote all voting securities owned by it as it deems appropriate on any matter before the Company's stockholders.

     The agreements with respect to Board representation and voting, and the restrictions on CLS's acquisition and transfer of securities of the Company, were to terminate on June 14, 1995, or earlier if CLS beneficially owned less than 1,000,000 shares of common stock (including as owned the common stock into which shares of Series B Preferred Stock owned by CLS were converted). The agreements were to be extended if the market price of the common stock increased to specified levels prior to each of June 12, 1995, and June 12, 1996, or if the Company agreed to nominate one CLS designee, who was independent of CLS and reasonably acceptable to the Company, in addition to that number of designees to which CLS was then entitled on each such date, which would have resulted in such agreements continuing through October 31, 1996, and CLS having up to five designees on the Board (which would then have a total of ten members, or eleven members if a new chairman or chief executive officer was then serving on the Board). In January 1995, in connection with the further amendment to the Rights Agreement (see Note 5), the Company and CLS amended the 1993 Settlement Agreement to provide that the provisions relating to CLS representation on the Company's Board, CLS's obligations with respect to voting its securities of the Company and the restrictions on CLS's acquisition and transfer of securities of the Company, will now end on the earlier of (i) the first date on which CLS beneficially owns fewer than 1,000,000 shares of the Company's outstanding common stock or (ii) October 31, 1996, or if any person (other than two specified individuals) becomes the beneficial owner of 20% or more of the outstanding shares of common stock of CLS, April 30, 1997.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Following termination of the 1993 Settlement Agreement and through June 12, 2002, CLS will continue to have the contractual right that it had pursuant to the 1992 CLS Settlement Agreement to designate two directors of the Company, so long as CLS continues to own at least 2,400,000 shares of common stock, or one director, so long as it continues to own at least 1,000,000 shares of common stock.

OTHER

     CLS was formerly an 89.5% owned subsidiary of the Company's former parent, Cooper Laboratories, Inc. ('Labs').

     On June 14, 1993, CLS acquired 345 shares of Series B Preferred Stock which were convertible into 3,450,000 shares of common stock. Those shares were converted on September 26, 1994 and according to a report on beneficial ownership on Form 4 dated October 9, 1994 filed by CLS with the SEC, as of September 30, 1994, CLS owned 7,467,000 shares (or approximately 22%) of common stock of the Company.

     Two members of the Company's Board of Directors are also officers of CLS. Mel Schnell, President and Director of CLS, and Steven Rosenberg, Vice President and Chief Financial Officer of CLS, each owns 5,000 shares of the Company's common stock, obtained through the NEDRSP. (See Note 10.)

NOTE 14. BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION

     The Company's operations are attributable to four business segments:

           HGA, which provides healthcare services through the ownership and operation of certain psychiatric facilities, and the management of other such facilities,

           CVI, which develops, manufactures and markets a range of contact lenses in the United States and Canada,

           CVP,  a  development  stage  business,  which  develops   proprietary
           ophthalmic pharmaceuticals, and

           CSI, which develops, manufactures and distributes diagnostic and surgical instruments and disposables, primarily for gynecology.

     Total revenues by business segment represents service and sales revenue as reported in the Company's statement of consolidated operations. Total net sales revenue by geographic area includes intercompany sales which are generally priced at terms that allow for a reasonable profit for the seller. Operating income (loss) is total revenue less cost of products sold (or services provided, in the case of HGA revenues), research and development expenses, selling, general and administrative expenses, costs of restructuring and amortization of intangible assets. Corporate operating loss is principally corporate headquarters expense. Investment income, net, settlement of disputes, debt restructuring costs, gain on sales of assets and businesses, net, other income (expense), net, and interest expense were not allocated to individual businesses or geographic segments.

     Identifiable assets are those assets used in continuing operations (exclusive of cash and cash equivalents) or which are allocated thereto when used jointly. Corporate assets include cash and cash equivalents and temporary investments.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information by business segment for each of the years in the three-year period ended October 31, follows:

                                                                                             CORPORATE &
                       1994                            HGA       CVI       CVP       CSI     ELIMINATIONS   CONSOLIDATED
- ---------------------------------------------------  -------   -------   -------   -------   ------------   ------------
                                                                               (IN THOUSANDS)

Revenue from non-affiliates........................  $44,611   $37,793   $   394   $12,847     $ --           $ 95,645
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------
Operating income (loss)............................  $ 3,321   $11,963   $(3,063)  $  (932)    $(10,866)      $    423
                                                     -------   -------   -------   -------   ------------
                                                     -------   -------   -------   -------   ------------
Investment income (loss), net......................                                                               (153)
Settlement of disputes.............................                                                             (4,950)
Debt restructuring costs...........................                                                               (340)
Gain on sale of assets and businesses, net.........                                                                214
Other income (expense), net........................                                                                 42
Interest expense...................................                                                             (4,533)
                                                                                                            ------------
Loss from continuing operations before income taxes
  and extraordinary items..........................                                                             (9,297)
                                                                                                            ------------
                                                                                                            ------------
Identifiable assets................................  $50,522   $22,814   $   442   $ 9,289     $ 11,991       $ 95,058
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------
Depreciation expense...............................  $ 1,387   $ 1,025   $    36   $   339     $     83       $  2,870
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------
Amortization expense...............................  $   205   $   448   $    22   $   302     $ --           $    977
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------
Capital expenditures...............................  $   338   $   524   $    12   $    58     $      6       $    938
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------

                                                                                             CORPORATE &
                       1993                            HGA       CVI       CVP       CSI     ELIMINATIONS   CONSOLIDATED
- ---------------------------------------------------  -------   -------   -------   -------   ------------   ------------
                                                                               (IN THOUSANDS)

Revenue from non-affiliates........................  $45,283   $32,120   $   570   $14,679     $ --           $ 92,652
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------
Operating income (loss)............................  $ 2,124   $ 7,842   $(2,045)  $(3,407)    $(25,968)      $(21,454)
                                                     -------   -------   -------   -------   ------------
                                                     -------   -------   -------   -------   ------------
Investment income, net.............................                                                              1,615
Settlement of disputes.............................                                                             (6,350)
Debt restructuring costs...........................                                                             (2,131)
Gain on sales of assets and businesses, net........                                                                620
Other income (expense), net........................                                                                174
Interest expense...................................                                                             (6,129)
                                                                                                            ------------
Loss from continuing operations before income taxes
  and extraordinary items..........................                                                           $(33,655)
                                                                                                            ------------
                                                                                                            ------------
Identifiable assets................................  $48,434   $24,339   $   833   $12,133     $ 23,785       $109,524
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------
Depreciation expense...............................  $ 1,324   $   807   $    46   $   343     $    104       $  2,624
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------
Amortization expense...............................  $   205   $   187   $    90   $   290     $ --           $    772
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------
Capital expenditures...............................  $   774   $   398   $    91   $   305     $    181       $  1,749
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                             CORPORATE &
                       1992                          HGA(1)      CVI       CVP       CSI     ELIMINATIONS   CONSOLIDATED
- ---------------------------------------------------  -------   -------   -------   -------   ------------   ------------
                                                                               (IN THOUSANDS)

Revenue from non-affiliates........................  $19,406   $27,817   $    46   $16,010     $ --           $ 63,279
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------
Operating income (loss)............................  $ 1,967   $ 3,772   $(1,652)  $(2,909)    $(22,097)      $(20,919)
                                                     -------   -------   -------   -------   ------------
                                                     -------   -------   -------   -------   ------------
Investment income, net.............................                                                             14,254
Settlement of disputes.............................                                                             (4,498)
Gain on sales of assets and businesses, net........                                                              1,030
Other income (expense), net........................                                                                772
Interest expense...................................                                                             (6,697)
                                                                                                            ------------
Loss from continuing operations before income taxes
  and extraordinary items..........................                                                           $(16,058)
                                                                                                            ------------
                                                                                                            ------------
Identifiable assets................................  $56,707   $21,245   $   410   $10,974     $ 83,671       $173,007
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------
Depreciation expense...............................  $   546   $   540   $     4   $   189     $    258       $  1,537
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------
Amortization expense...............................  $    86   $   202   $    22   $   308     $    124       $    742
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------
Capital expenditures...............................  $   101   $   498   $    45   $   555     $  3,211(2)    $  4,410
                                                     -------   -------   -------   -------   ------------   ------------
                                                     -------   -------   -------   -------   ------------   ------------

- ------------

(1) Results from May 29, 1992.

(2) Includes $3,149,000 for two real estate investments made by Cooper Real Estate Group.

     Information by geographic area for each of the years in the three year period ended October 31, follows:

                                                                                           ELIMINATIONS
                                                   UNITED                                      AND
                      1994                         STATES     EUROPE    CANADA    OTHER     CORPORATE     CONSOLIDATED
- ------------------------------------------------   -------    ------    ------    ------   ------------   ------------
                                                                             (IN THOUSANDS)

Revenue from non-affiliates.....................   $84,871    $  946    $7,406    $2,422     $ --           $ 95,645
Sales between geographic areas..................     3,859      --        --        --         (3,859)        --
                                                   -------    ------    ------    ------   ------------   ------------
Net operating revenue...........................   $88,730    $  946    $7,406    $2,422     $ (3,859)      $ 95,645
                                                   -------    ------    ------    ------   ------------   ------------
                                                   -------    ------    ------    ------   ------------   ------------
Operating income (loss).........................   $10,939    $   12    $  168    $  170     $(10,866)      $    423
                                                   -------    ------    ------    ------   ------------   ------------
                                                   -------    ------    ------    ------   ------------   ------------
Identifiable assets.............................   $80,084    $  603    $3,560    $ --       $ 10,811       $ 95,058
                                                   -------    ------    ------    ------   ------------   ------------
                                                   -------    ------    ------    ------   ------------   ------------


                      1993
- ------------------------------------------------
Revenue from non-affiliates.....................   $83,189    $  795    $7,131    $1,537     $ --           $ 92,652
Sales between geographic areas..................     4,593      --        --        --         (4,593)        --
                                                   -------    ------    ------    ------   ------------   ------------
Net operating revenue...........................   $87,782    $  795    $7,131    $1,537     $ (4,593)      $ 92,652
                                                   -------    ------    ------    ------   ------------   ------------
                                                   -------    ------    ------    ------   ------------   ------------
Operating income (loss).........................   $ 4,161    $  (72)   $  561    $ (136)    $(25,968)      $(21,454)
                                                   -------    ------    ------    ------   ------------   ------------
                                                   -------    ------    ------    ------   ------------   ------------
Identifiable assets.............................   $85,962    $  832    $3,059    $ --       $ 19,671       $109,524
                                                   -------    ------    ------    ------   ------------   ------------
                                                   -------    ------    ------    ------   ------------   ------------

                      1992
- ------------------------------------------------
Revenue from non-affiliates.....................   $54,036    $  648    $7,316    $1,279     $ --           $ 63,279
Sales between geographic areas..................     2,872      --        --        --         (2,872)        --
                                                   -------    ------    ------    ------   ------------   ------------
Net operating revenue...........................   $56,908    $  648    $7,316    $1,279     $ (2,872)      $ 63,279
                                                   -------    ------    ------    ------   ------------   ------------
                                                   -------    ------    ------    ------   ------------   ------------
Operating income(loss)..........................   $   480    $  (45)   $  826    $ (146)    $(22,034)      $(20,919)
                                                   -------    ------    ------    ------   ------------   ------------
                                                   -------    ------    ------    ------   ------------   ------------
Identifiable assets.............................   $84,997    $1,613    $4,339    $1,152     $ 80,906       $173,007
                                                   -------    ------    ------    ------   ------------   ------------
                                                   -------    ------    ------    ------   ------------   ------------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       FIRST      SECOND      THIRD       FOURTH
1994                                                                  QUARTER    QUARTER     QUARTER     QUARTER
- -------------------------------------------------------------------   -------    --------    --------    --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Net operating revenue..............................................   $22,907    $ 24,455    $ 23,901    $ 24,382
Income (loss) applicable to common stock from continuing
  operations.......................................................    (5,150)     (3,850)      3,000       1,214
                                                                      -------    --------    --------    --------
Net income (loss) applicable to common stock.......................   $(5,150)   $ (3,850)   $  3,000    $  1,214
                                                                      -------    --------    --------    --------
                                                                      -------    --------    --------    --------
Net income (loss) per common share*:
     Continuing operations.........................................   $  (.17)   $   (.13)   $    .09    $    .04
                                                                      -------    --------    --------    --------
Net income (loss) per common share.................................   $  (.17)   $   (.13)   $    .09    $    .04
                                                                      -------    --------    --------    --------
                                                                      -------    --------    --------    --------
Common Stock price range:
     High..........................................................   $ 0.750    $  1.250    $  1.875    $  3.500
     Low...........................................................   $ 0.500    $ 0.4688    $  1.000    $  1.625

1993
- -------------------------------------------------------------------
Net operating revenue..............................................   $22,360    $ 23,659    $ 24,495    $ 22,138
Loss applicable to common stock from continuing operations.........    (2,844)     (6,343)    (13,705)    (11,500)
Loss on disposition of discontinued operations.....................     --        (13,657)      --          --
Extraordinary items................................................       924       --          --          --
                                                                      -------    --------    --------    --------
Loss applicable to common stock....................................   $(1,920)   $(20,000)   $(13,705)   $(11,500)
                                                                      -------    --------    --------    --------
                                                                      -------    --------    --------    --------
Net income (loss) per common share*:
     Continuing operations.........................................   $  (.09)   $   (.22)   $   (.46)   $   (.38)
     Loss on disposition of discontinued operations................     --           (.45)      --          --
     Extraordinary items...........................................       .03       --          --          --
                                                                      -------    --------    --------    --------
Net loss per common share*.........................................   $  (.06)   $   (.67)   $   (.46)   $   (.38)
                                                                      -------    --------    --------    --------
                                                                      -------    --------    --------    --------
Common Stock price range:
     High..........................................................   $ 1.375    $  1.125    $  0.750    $  0.500
     Low...........................................................   $ 0.875    $  0.406    $  0.344    $  0.344

- ------------

* The sum of income (loss) per common share for the four quarters is different from the full year net income (loss) per common share as a result of computing the quarterly and full year amounts on weighted average number of common shares outstanding in the respective periods.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                       FIRST      SECOND      THIRD       FOURTH
                                                                      QUARTER    QUARTER     QUARTER     QUARTER
                                                                      -------    --------    --------    --------
                                                                                    (IN THOUSANDS)

Included in the 1994 quarters are the following items:
     Investment income (loss), net.................................   $  (351)   $   (129)   $    209    $    118
     Interest expense..............................................    (1,402)     (1,024)     (1,042)     (1,065)
     Settlement of disputes........................................    (1,950)     (2,000)     (1,000)      --
     Gain on sales of assets and businesses, net...................       214       --          --          --
     Dividend requirements on Senior Preferred Stock...............     --          --            (54)        (35)
     Tax reserve adjustment........................................     --          --          4,000       1,000
     All other components of net income (loss).....................    (1,661)       (697)        887       1,196
                                                                      -------    --------    --------    --------
     Net income (loss) applicable to common stock..................   $(5,150)   $ (3,850)   $  3,000    $  1,214
                                                                      -------    --------    --------    --------
                                                                      -------    --------    --------    --------
Included in the 1993 quarters are the following items:
     Investment income (loss), net.................................   $ 3,677    $   (249)   $   (199)   $ (1,614)
     Interest expense..............................................    (1,634)     (1,536)     (1,430)     (1,529)
     Settlement of disputes........................................     --          --         (4,850)     (1,500)
     Debt restructuring costs......................................     --          --          --         (2,131)
     Cost of restructuring operations..............................     --           (451)      --          --
     Gain on sales of assets and businesses, net...................     --            620       --          --
     Discontinued operations.......................................     --        (13,657)      --          --
     Extraordinary items...........................................       924       --          --          --
     Dividend requirements on Senior Preferred Stock...............      (160)       (160)      --          --
     All other components of net loss..............................    (4,727)     (4,567)     (7,226)     (4,726)
                                                                      -------    --------    --------    --------
Loss applicable to common stock....................................   $(1,920)   $(20,000)   $(13,705)   $(11,500)
                                                                      -------    --------    --------    --------
                                                                      -------    --------    --------    --------

     At  December  31,  1994  and  1993  there  were  4,495  and  4,550   common
stockholders of record, respectively.

NOTE 16. LEGAL PROCEEDINGS

     The Company is a defendant in a number of legal actions relating to its past or present businesses in which plaintiffs are seeking damages. In the opinion of management, after consultation with counsel, the ultimate disposition of those actions will not materially affect the Company's financial position.

     On November 10, 1992, the Company was charged in an indictment (the 'Indictment'), filed in the United States District Court for the Southern District of New York, with violating federal criminal laws relating to a 'trading scheme' by Gary A. Singer, a former Co-Chairman of the Company (who went on a leave of absence on May 28, 1992, begun at the Company's request, and who subsequently resigned on January 20, 1994), and others, including G. Albert Griggs, Jr., a former analyst of The Keystone Group, Inc., and John D. Collins II, to 'frontrun' high yield bond purchases by the Keystone Custodial Funds, Inc., a group of mutual funds. The Company was named as a defendant in 10 counts. Gary Singer was named as a defendant in 24 counts, including violations of the Racketeer Influenced and Corrupt Organizations Act and the mail and wire fraud statutes (including defrauding the Company by virtue of the 'trading scheme,' by, among other things, transferring profits on trades on DR Holdings, Inc. 15.5% bonds (the 'DR Holdings Bonds') from the Company to members of his family during fiscal 1991), money laundering, conspiracy, and aiding and abetting violations of the Investment Advisers Act of 1940, as amended (the 'Investment Advisers Act'), by an investment advisor. On January 13, 1994, the Company was found guilty on six counts of mail fraud and one count of wire fraud based upon Mr. Singer's conduct, but was acquitted of charges of conspiracy and aiding and abetting violations of the Investment Advisers Act. Mr. Singer was found guilty on 21 counts. One count against Mr. Singer and the Company was dismissed at trial and two counts against Mr. Singer relating to forfeiture penalties were resolved by stipulation between the government and Mr. Singer. Mr. Singer's attorney has advised

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Company that Mr. Singer intends to appeal his conviction. Although the Company may be obliged under its Certificate of Incorporation to advance the costs of such appeal, the Company and Mr. Singer have agreed that Mr. Singer will not request such advances, but that he will reserve his rights to indemnification in the event of a successful appeal. The Company was sentenced on July 15, 1994, at which time it was ordered to make restitution to Keystone Custodian Funds, Inc. of $1,310,166 within 30 days of such date. Such restitution has been made. In addition, the Company was ordered to pay a non-interest bearing fine over the next three years in the amount of $1,831,568.

     On November 10, 1992, the SEC filed a civil Complaint for Permanent Injunction and Other Equitable Relief (the 'SEC Complaint') in the United States District Court for the Southern District of New York against the Company, Gary
A. Singer (a former Co-Chairman of the Board of the Company), Steven G. Singer (the Company's former Executive Vice President and Chief Operating Officer and Gary Singer's brother), and, as relief defendants, certain persons related to Gary and Steven Singer and certain entities in which they and/or those related persons have an interest. The SEC Complaint alleged that the Company and Gary and Steven Singer violated various provisions of the Securities Exchange Act of 1934, as amended (the 'Securities Exchange Act'), including certain of its antifraud and periodic reporting provisions, and aided and abetted violations of the Investment Company Act, and the Investment Advisers Act, in connection with a 'trading scheme' to 'frontrun' high yield bond purchases by the Keystone Custodian Funds, Inc., a group of mutual funds. The SEC Complaint further alleged, among other things, federal securities law violations (i) by the Company and Gary Singer in connection with an alleged manipulation of the trading price of the Company's 10 5/8% Convertible Subordinated Reset Debentures due 2005 (the 'Debentures') to avoid an interest rate reset allegedly required on June 15, 1991 under the terms of the Indenture governing the Debentures, (ii) by Gary Singer in allegedly transferring profits on trades of high yield bonds from the Company to members of his family and failing to disclose such transactions to the Company and (iii) by the Company in failing to disclose publicly on a timely basis such transactions by Gary Singer. The SEC Complaint asked that the Company and Gary and Steven Singer be enjoined permanently from violating the antifraud, periodic reporting and other provisions of the federal securities laws, that they disgorge the amounts of the alleged profits received by them pursuant to the alleged frauds (stated in the SEC's Litigation Release No. 13432 announcing the filing of the SEC Complaint as being $1,296,406, $2,323,180 and $174,705, respectively), plus interest, and that they each pay appropriate civil monetary penalties. The SEC Complaint also sought orders permanently prohibiting Gary and Steven Singer from serving as officers or directors of any public company and disgorgement from certain Singer family members and entities of amounts representing the alleged profits received by such defendants pursuant to the alleged frauds. On December 20, 1994, a Final Judgment (on Consent) of Permanent Injunction and Other Relief was entered settling the SEC Complaint with respect to the Company. The principal terms of the settlement involve the Company's agreement to permanent injunctions against violation of Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act from aiding and abetting violations of Section 204 of the Investment Advisers Act of 1940, and from employing Gary Singer, Steven Singer and/or any of their relatives. The Company agreed to the disgorgement of $1,621,474 and the payment of a civil penalty of $1,150,000. The Company had already disgorged $1,310,166 in connection with the sentence imposed in a related criminal action involving the 'frontrunning' arrangement; the balance of the disgorgement was paid in January 1995. The civil penalty imposed by the SEC is offset by the larger fine to which the Company was sentenced in the criminal action.

     The Company is named as a nominal defendant in a shareholder derivative action entitled Harry Lewis and Gary Goldberg v. Gary A. Singer, Steven G. Singer, Arthur C. Bass, Joseph C. Feghali, Warren J. Keegan, Robert S. Holcombe and Robert S. Weiss, which was filed on May 27, 1992 in the Court of Chancery, State of Delaware, New Castle County. On May 29, 1992, another plaintiff, Alfred Schecter, separately filed a derivative complaint in Delaware Chancery Court that was essentially identical to the Lewis and Goldberg complaint. Lewis and Goldberg later amended their complaint, and the Delaware

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Chancery Court thereafter consolidated the Lewis and Goldberg and Schecter actions as In re The Cooper Companies, Inc. Litigation, Consolidated C.A. 12584, and designated Lewis and Goldberg's amended complaint as the operative complaint (the 'First Amended Derivative Complaint'). The First Amended Derivative Complaint alleges that certain directors of the Company and Gary A. Singer, as Co-Chairman of the Board of Directors, caused or allowed the Company to be a party to the 'trading scheme' referenced in the SEC Complaint described above. The First Amended Derivative Complaint also alleges that the defendants violated their fiduciary duties to the Company by not vigorously investigating the allegations of securities fraud. The First Amended Derivative Complaint requests that the Court order the defendants (other than the Company) to pay damages and expenses to the Company and certain of the defendants to disgorge their profits to the Company. On October 16, 1992, the defendants moved to dismiss the First Amended Derivative Complaint on grounds that such Complaint fails to comply with Delaware Chancery Court Rule 23.1 and that Count III of the First Amended Derivative Complaint fails to state a claim. No further proceedings have taken place. The Company has been advised by the individual directors named as defendants that they believe they have meritorious defenses to this lawsuit and intend vigorously to defend against the allegations in the First Amended Derivative Complaint. The parties have engaged in preliminary settlement negotiations; however, there can be no assurances that these discussions will be concluded successfully.

     The Company was named as a nominal defendant in a purported shareholder derivative action entitled Bruce D. Sturman v. Gary A. Singer, Steven G. Singer, Brad C. Singer, Martin Singer, John D. Collins II, Back Bay Capital, Inc., G. Albert Griggs, Jr., John and Jane Does 1-10 and The Cooper Companies, Inc., which was filed on May 26, 1992 in the Supreme Court of the State of New York, County of New York. The plaintiff, Bruce D. Sturman, a former officer and director of the Company, alleged that Gary A. Singer, as Co-Chairman of the Board of Directors, and various members of the Singer family caused the Company to make improper payments to alleged third-party co-conspirators as part of the 'trading scheme' that was the subject of the SEC Complaint. The complaint requested that the Court order the defendants (other than the Company) to pay damages and expenses to the Company, including reimbursement of payments made by the Company to the co-conspirators, and to disgorge their profits to the Company. Pursuant to its decision and order, filed August 17, 1993, the Court dismissed this action under New York Civil Practice Rule 327(a). On September 22, 1993, the plaintiff filed a Notice of Appeal, and the appeal was heard by the Appellate Division in early January 1995; no decision has been rendered by the Appellate Court to date.

     In two virtually identical actions, Frank H. Cobb, Inc. v. The Cooper Companies, Inc., et al., and Arthur J. Korf v. The Cooper Companies, Inc., et al., class action complaints were filed in the United States District Court for the Southern District of New York in August 1989, against the Company and certain individuals who served as officers and/or directors of the Company after June 1987. In their Fourth Amended Complaint filed in September 1992, the plaintiffs allege that they are bringing the actions on their own behalf and as class actions on behalf of a class consisting of all persons who purchased or otherwise acquired shares of the Company's common stock during the period May 26, 1988 through February 13, 1989. The amended complaints seek an undetermined amount of compensatory damages jointly and severally against all defendants. The complaints, as amended, allege that the defendants knew or recklessly disregarded and failed to disclose to the investing public material adverse information about the Company. Defendants are accused of having allegedly failed to disclose, or delayed in disclosing, among other things: (a) that the allegedly real reason the Company announced on May 26, 1988 that it was dropping a proposed merger with Cooper Development Company, Inc. was because the Company's banks were opposed to the merger; (b) that the proposed sale of Cooper Technicon, Inc., a former subsidiary of the Company, was not pursuant to a definitive sales agreement but merely an option; (c) that such option required the approval of the Company's debentureholders and preferred stockholders; (d) that the approval of such sale by the Company's debentureholders and preferred stockholders would not have been forthcoming absent extraordinary expenditures by the Company; and (e) that the purchase agreement between the Company and Miles, Inc. for the sale of

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Cooper Technicon, Inc. included substantial penalties to be paid by the Company if the sale was not consummated within certain time limits and that the sale could not be consummated within those time limits. The amended complaints further allege that the defendants are liable for having violated Section 10(b) of the Securities Exchange Act and Rule 10(b)-5 thereunder and having engaged in common law fraud. Based on management's current knowledge of the facts and circumstances surrounding the events alleged by plaintiffs as giving rise to their claims, the Company believes that it has meritorious defenses to these lawsuits. The Company has reached a settlement with counsel for the class plaintiffs, which will have no material impact on the Company's financial condition. In December 1994, the Court gave preliminary approval to the settlement, ordered notice to be given to putative class members, and set a hearing for April 7, 1995 to consider possible objections to the settlement. Therefore, there can be no assurance that the proposed settlement will ultimately end the litigation. In the event the case proceeds to trial, the Company intends to vigorously defend itself against the allegations in the amended complaint.

     Under an agreement dated July 11, 1985, as amended (the 'HMG Agreement'), Hampton Medical Group, P.A. ('HMG'), which is not affiliated with the Company, contracted to provide clinical and clinical administrative services at Hampton Psychiatric Institute ('Hampton Hospital'), the primary facility operated by Hospital Group of New Jersey, Inc. ('HGNJ'), a subsidiary of HGA. On November 29, 1993 and February 1, 1994, HGNJ delivered notices to HMG asserting that HMG had defaulted under the HMG Agreement. The first notice was based upon the failure of HMG to provide to HGNJ records needed to analyze information HGNJ had received indicating that HMG allegedly had engaged in fraudulent billing practices; the second was based upon information uncovered in the review of those records, when they were ultimately produced, and other available information. At the request of HMG, a New York state court enjoined HGNJ from terminating the HMG Agreement based upon the initial notice and ordered the parties (on consent) to arbitrate whether HMG had defaulted. On February 2, 1994, HMG commenced an arbitration in New York, New York, entitled Hampton Medical Group, P.A. and Hospital Group of New Jersey, P.A. (American Arbitration Association). In the arbitration, HMG contests the alleged default under the HMG Agreement and HGNJ's allegations regarding fraudulent conduct, and advances a claim against HGNJ that HMG has the right to provide clinical and clinical administrative services at all HGNJ-owned facilities in New Jersey (which would include, HMG contends, the outpatient clinics in Marlton and Toms River, New Jersey, and the Hampton Academy, at which certain non-HMG physicians have been employed at various times since the HMG Agreement was executed), regardless of whether these facilities are connected to Hampton Hospital. HMG maintains that it is entitled to an unspecified amount of damages for professional fees it would have received for the clinical services that were provided by non-HMG physicians at the outpatient facilities. HGNJ has responded to this claim asserting, among other things, (1) that HMG has no contractual right to provide services at those facilities, (2) that HMG has waived or lost any such right, if it ever had one, and (3) that the assertions of billing fraud are a defense to any such right.

     As HGNJ's knowledge of HMG's billing practices developed, HGNJ notified the authorities and, subsequently, Blue Cross and Blue Shield of New Jersey, Inc. ('Blue Cross'), the largest of the third party payors from which HGNJ received payment for its hospital services from 1988 through 1994.

     During December 1994, Blue Cross informed HGNJ that it had investigated matters at Hampton Hospital, that it had formed the view that it had been overcharged as a result of those matters, including fraudulent practices of HMG which resulted in increased hospital bills to Blue Cross subscribers, and that it intended promptly to commence a lawsuit to recover amounts inappropriately charged. On December 30, 1994, Blue Cross and HGNJ entered into an agreement to settle all claims against Hampton Hospital on behalf of Blue Cross subscribers and  certain  other  subscribers for  whom  Blue Cross  administers  claims. The settlement includes a cash payment, over time, by HGNJ, offset by certain amounts owed by Blue Cross to HGNJ. On the same day, Blue Cross commenced a lawsuit against HMG and certain related entities and individuals unrelated to HGNJ or its affiliates alleging, among other things, fraudulent billing practices. HGNJ is cooperating with Blue Cross in Blue Cross'

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

investigation of HMG. HGNJ has also received a request for information from the State of New Jersey Department of Insurance with respect to a related investigation, with which HGNJ is also cooperating.

     HGNJ is continuing to seek the termination of the HMG Agreement and intends to seek recovery from HMG for any losses, expenses or other damages HGNJ incurs by reason of HMG's conduct, including amounts paid or offset pursuant to the Blue Cross settlement and any damages that may result from any future claims by other third party payors or others arising out of the billing practices at Hampton Hospital, which claims could, in the aggregate, be material; however, management of the Company, after consultation with counsel, does not believe that the outcome of such claims (should any be brought) would, in the aggregate, have a material adverse effect on the Company's financial condition. In addition, HGA is seeking to recover damages from Progressions Health Systems, Inc., the successor to the former owner of HGA, based upon breaches of representations and warranties in the purchase agreement or other rights of indemnification thereunder. There can be no assurance, however, that HGA will be able to recover the amount of any or all such losses, expenses or damages from HMG or Progressions Health Systems, Inc.

     On September 2, 1993, a patent infringement complaint was filed against the Company in the United States District Court for the District of Nevada captioned Steven P. Shearing v. The Cooper Companies, Inc. On or about that same day, the plaintiff filed twelve additional complaints, accusing at least fourteen other defendants of infringing the same patent. The patent in these suits covers a specific method of implanting an intraocular lens into the eye. Until February 1989, the Company manufactured intraocular lenses and ophthalmic instruments, but did not engage in the implantation of such lenses. Subsequent to February 1989, the Company was not involved in the manufacture, marketing or sale of intraocular lenses. On April 4, 1994, all of Shearing's complaints were dismissed; thereafter, Shearing successfully moved for leave to file an amended complaint. The Company denies the material allegations of Shearings' amended complaint. The parties have executed a settlement agreement effective January 24, 1995, pursuant to which the litigation will be dismissed. The settlement has no material impact on the Company's financial condition.

     The Company was named in an action entitled Bruce D. Sturman v. The Cooper Companies, Inc. and Does 1-100, Inclusive, first brought on July 24, 1992 in the Superior Court of the State of California, Los Angeles County. Mr. Sturman alleged that his suspension from his position as Co-Chairman of the Board of Directors constituted, among other things, an anticipatory breach of his employment agreement. On May 14, 1993, Mr. Sturman filed a First Amended Complaint in the Superior Court of the State of California, County of Alameda, Eastern Division, the jurisdiction to which the original case had been transferred. In the Amended Complaint, Mr. Sturman alleged that by first suspending and then terminating him from his position as Co-Chairman, the Company breached his employment agreement, violated provisions of the California Labor Code, wrongfully terminated him in violation of public policy, breached its implied covenant of good faith and fair dealing, defamed him, invaded his privacy and intentionally inflicted emotional distress, and was otherwise fraudulent, deceitful and negligent. After engaging in prolonged settlement negotiations, a settlement was reached, and on December 2, 1994, the case was dismissed with prejudice. The settlement has no material impact on the Company's financial condition.

                                                                    SCHEDULE III

                           THE COOPER COMPANIES, INC.
                       CONDENSED STATEMENT OF OPERATIONS

                                                                                       YEAR ENDED OCTOBER 31,
                                                                                    -----------------------------
                                                                                     1994       1993       1992
                                                                                    -------    -------    -------
                                                                                           (IN THOUSANDS,
                                                                                      EXCEPT PER SHARE FIGURES)

General and administrative expense...............................................   ($10,781)  ($24,134)  ($21,303)
Settlement of disputes...........................................................    (4,292)    (6,350)    (3,193)
Debt restructuring costs.........................................................      (340)    (2,131)     --
Equity in earnings of subsidiaries...............................................     9,390      1,894        265
Investment income (loss), net....................................................      (307)     1,415     13,515
Gain on sales of assets and businesses, net......................................     --         --         1,030
Other expense, net...............................................................       (54)      (113)      (328)
Interest expense.................................................................    (2,913)    (4,236)    (5,730)
                                                                                    -------    -------    -------
Loss from continuing operations before income taxes..............................    (9,297)   (33,655)   (15,744)
Provision for (benefit of) income taxes..........................................    (4,600)       417        414
                                                                                    -------    -------    -------
Loss from continuing operations before extraordinary items.......................    (4,697)   (34,072)   (16,158)
Loss on sale of discontinued operations, net of taxes............................     --       (13,657)    (9,300)
                                                                                    -------    -------    -------
Loss before extraordinary items..................................................    (4,697)   (47,729)   (25,458)
Extraordinary items..............................................................     --           924        640
                                                                                    -------    -------    -------
Net loss.........................................................................    (4,697)   (46,805)   (24,818)
Less, dividend requirements on preferred stock...................................        89        320      1,804
                                                                                    -------    -------    -------
Net loss applicable to common stock..............................................   ($4,786)   ($47,125)  ($26,622)
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Net loss per common share:
     Continuing operations.......................................................   ($0.15)    ($1.13)    ($0.64)
     Discontinued operations.....................................................     --       (0.45)     (0.34)
                                                                                    -------    -------    -------
Loss before extraordinary items..................................................   (0.15)     (1.58)     (0.98)
Extraordinary items..............................................................     --        0.03       0.02
                                                                                    -------    -------    -------
Net loss per common share........................................................   ($0.15)    ($1.55)    ($0.96)
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Average number of common shares outstanding......................................    31,082     30,377     27,669
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------

     The condensed financial statements presented in this Schedule III are the parent company only condensed financial statements of The Cooper Companies, Inc. (the 'Registrant'). The Registrant accounts for its investments in its consolidated subsidiaries, all of which are virtually wholly owned, under the equity method. Accordingly, net loss applicable to common stock and shareholders' equity (deficit) reported in this Schedule III are equal to the figures reported in the consolidated financial statements of The Cooper Companies, Inc. and Subsidiaries ('Consolidated Statements') located herein. See the notes to the Consolidated Statements for disclosures concerning the material contingencies and long-term obligations of the Registrant.

                                                                    SCHEDULE III

                           THE COOPER COMPANIES, INC.
                            CONDENSED BALANCE SHEET

                                                                                                OCTOBER 31,
                                                                                           ----------------------
                                                                                             1994         1993
                                                                                           ---------    ---------
                                                                                               (IN THOUSANDS)

                                         ASSETS
Current assets:
     Cash and cash equivalents..........................................................   $   5,270    $   5,946
     Temporary investments..............................................................      --            6,438
     Other receivables..................................................................          47        2,127
     Prepaid expenses...................................................................       1,142        1,141
                                                                                           ---------    ---------
          Total current assets..........................................................       6,459       15,652
                                                                                           ---------    ---------
Property, plant and equipment, at cost..................................................       1,141        1,251
  Less, accumulated depreciation and amortization.......................................         880          887
                                                                                           ---------    ---------
                                                                                                 261          364
                                                                                           ---------    ---------
Investments in and advances to subsidiaries.............................................      59,180       67,145
Other assets............................................................................         221          302
                                                                                           ---------    ---------
                                                                                           $  66,121    $  83,463
                                                                                           ---------    ---------
                                                                                           ---------    ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current installments of long-term debt.............................................   $  --        $   4,350
     Accounts payable...................................................................       3,634        1,619
     Accrued liabilities................................................................      11,844       18,567
     Income taxes payable...............................................................      10,105       14,828
                                                                                           ---------    ---------
          Total current liabilities.....................................................      25,583       39,364
                                                                                           ---------    ---------
Long-term debt:
     10% Senior Subordinated Secured Notes due 2003.....................................      25,410       --
     10 5/8% Convertible Subordinated Reset Debentures due 2005.........................       9,210       34,647
                                                                                           ---------    ---------
                                                                                              34,620       34,647
                                                                                           ---------    ---------
Other non-current liabilities...........................................................       9,572        9,000
                                                                                           ---------    ---------
          Total liabilities.............................................................      69,775       83,011
                                                                                           ---------    ---------
Commitments and contingencies (See Notes 12 and 16 to consolidated financial statements)
Stockholders' equity (deficit):
     Series B preferred stock, $.10 par value...........................................      --           --
     Common stock, $.10 par value.......................................................       3,388        3,013
     Additional paid-in capital.........................................................     179,883      179,810
     Translation adjustments............................................................        (396)        (223)
     Accumulated deficit................................................................    (186,529)    (181,743)
     Unamortized restricted stock award compensation....................................      --             (405)
                                                                                           ---------    ---------
Total stockholders' equity (deficit)....................................................      (3,654)         452
                                                                                           ---------    ---------
                                                                                           $  66,121    $  83,463
                                                                                           ---------    ---------
                                                                                           ---------    ---------

                                                                    SCHEDULE III

                           THE COOPER COMPANIES, INC.
                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                       YEAR ENDED OCTOBER 31,
                                                                                    -----------------------------
                                                                                     1994      1993        1992
                                                                                    ------    -------    --------
                                                                                           (IN THOUSANDS,
                                                                                      EXCEPT PER SHARE FIGURES)

Net cash used by operating activities............................................   ($5,172)  ($54,620)  ($31,860)
Cash flows from investing activities:
     Sales of assets and businesses (including releases of cash from escrow).....    2,610      8,300       5,959
       Purchases of assets and businesses, net of cash acquired..................     --        --        (14,452)
       Sales of temporary investments............................................    7,302     32,088     265,352
       Purchases of temporary investments........................................     --       (3,689)   (263,464)
       Purchases of Cooper Life Sciences Inc. common stock.......................     --        --         (1,500)
                                                                                    ------    -------    --------
Net cash provided (used) by investing activities.................................    9,912     36,699      (8,105)
                                                                                    ------    -------    --------
Cash flows from financing activities:
     Payments associated with the Exchange Offer and Consent
       Solicitation including debt restructuring costs...........................   (5,416)     --          --
     Purchase of the Company's 10 5/8% Debentures................................     --       (3,861)     (4,325)
                                                                                    ------    -------    --------
Net cash used by financing activities............................................   (5,416)    (3,861)     (4,325)
                                                                                    ------    -------    --------
Net decrease in cash and cash equivalents........................................     (676)   (21,782)    (44,290)
Cash and cash equivalents at beginning of year...................................    5,946     27,728      72,018
                                                                                    ------    -------    --------
Cash and cash equivalents at end of year.........................................   $5,270    $ 5,946    $ 27,728
                                                                                    ------    -------    --------
                                                                                    ------    -------    --------
Supplemental disclosures of cash flow information:
     Cash paid for:
       Interest (net of amounts capitalized).....................................   $3,063    $ 4,339    $  5,860
                                                                                    ------    -------    --------
                                                                                    ------    -------    --------
       Dividends on preferred stock..............................................   $   89      --          --
                                                                                    ------    -------    --------
                                                                                    ------    -------    --------
       Income taxes..............................................................   $  132    $    90    $    511
                                                                                    ------    -------    --------
                                                                                    ------    -------    --------

     For other supplemental disclosures, all of which relate to the Cooper Companies, Inc., see 'The Cooper Companies, Inc. and Subsidiaries Consolidated Statement of Cash Flows' herein.

                                                                   SCHEDULE VIII

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31, 1994

                                                                ADDITIONS     ADDITIONS    ADDITIONS/
                                                  BALANCE AT    CHARGED TO     CHARGED     DEDUCTIONS/         BALANCE
                                                  BEGINNING     COSTS AND     TO OTHER     RECOVERIES/          AT END
                                                   OF YEAR       EXPENSES     ACCOUNTS        OTHER            OF YEAR
                                                  ----------    ----------    ---------    -----------         --------
                                                                             (IN THOUSANDS)

Allowance for doubtful accounts:
     Year ended October 31, 1994...............     $3,240        $2,431        $ (19)       $(3,005)(3)        $2,647
                                                  ----------    ----------    ---------    -----------         --------
                                                  ----------    ----------    ---------    -----------         --------
     Year ended October 31, 1993...............     $3,031        $3,202        $--          $(2,993)(1)(3)     $3,240
                                                  ----------    ----------    ---------    -----------         --------
                                                  ----------    ----------    ---------    -----------         --------
     Year ended October 31, 1992...............     $  403        $  363        $--          $ 2,265(2)(3)      $3,031
                                                  ----------    ----------    ---------    -----------         --------
                                                  ----------    ----------    ---------    -----------         --------

- ------------

(1) Represents acquired reserve of CoastVision, Inc.

(2) Represents acquired reserve of Hospital Group of America, Inc.

(3) Uncollectible accounts written off, recovered accounts receivable previously written off and other items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During fiscal years 1994 and 1993, TCC neither changed its accountants nor reported a disagreement on Form 8-K on any matter of accounting principles or practices of financial statement disclosure.

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

2. Financial Statement Schedules of the Company.

SCHEDULE
 NUMBER    DESCRIPTION
- ---------  --------------------------------------------------------------------------------------------------------

III.       Condensed Financial Information of Registrant
VIII.      Valuation and Qualifying Accounts

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

     Also included herein are separate company Financial Statements and the Notes thereto, the Accountants' Report thereon and required Financial Statement Schedules of:

          Hospital Group of America, Inc. and Subsidiaries
          CooperSurgical, Inc.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
HOSPITAL GROUP OF AMERICA, INC.:

     We have audited the accompanying consolidated balance sheets of Hospital Group of America, Inc. (a wholly owned subsidiary of The Cooper Companies, Inc.) and subsidiaries as of October 31, 1994, October 31, 1993, and May 29, 1992 and the related consolidated statements of operations, stockholder's equity, and cash flows for the years ended October 31, 1994, and 1993, for the period from May 30, 1992 to October 31, 1992 and for the period from June 1, 1991 to May 29, 1992. In connection with our audits of the consolidated financial statements, we also audited financial statement schedule VIII. These consolidated financial statements and financial statement schedule are the responsibility of HGA's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospital Group of America, Inc. and subsidiaries at October 31, 1994, October 31, 1993 and May 29, 1992, and the results of their operations, and their cash flows for the years ended October 31, 1994 and 1993, for the period from May 30, 1992 to October 31, 1992 and for the period from June 1, 1991 to May 29, 1992 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania
January 11, 1995

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                          CONSOLIDATED BALANCE SHEETS

                                        OCTOBER 31,
                                  ------------------------
                                     1994         1993
                                  -----------  -----------
                                      (IN THOUSANDS OF
                                          DOLLARS)

             ASSETS
Current assets:
     Cash and cash
      equivalents...............     $ 3,593      $   456
     Accounts receivable, net of
      estimated uncollectibles
      of $1,834 in 1994 and
      $2,067 in 1993............      10,341        8,643
     Other receivables..........         893          466
     Supplies...................         258          249
     Prepaid expenses and other
      current assets............       1,006          872
                                  -----------  -----------
          Total current
            assets..............      16,091       10,686
                                  -----------  -----------
Property and equipment
     Land.......................       1,305        1,426
     Buildings and
      improvements..............      31,496       31,400
     Equipment, furniture and
      fixtures..................       1,680        1,370
     Construction in progress...           0           31
                                  -----------  -----------
                                      34,481       34,227
     Less accumulated
      depreciation..............      (3,285)      (1,868)
                                  -----------  -----------
          Total property and
            equipment, net......      31,196       32,359
                                  -----------  -----------
Goodwill, net of accumulated
  amortization of $497 in 1994
  and $292 in 1993..............       5,658        5,863
Other assets....................         502          673
                                  -----------  -----------
                                     $53,447      $49,581
                                  -----------  -----------
                                  -----------  -----------
 LIABILITIES AND STOCKHOLDER'S
              EQUITY
Current liabilities:
     Accounts payable...........     $   891      $ 1,052
     Accrued liabilities........       2,208        1,391
     Accrued salaries and
      related expenses..........       2,257        1,903
     Accrued interest payable...         142          147
     Net estimated third-party
      payor settlements.........       2,511          431
     Current portion of
      long-term debt............       1,187        1,162
     Current portion of due to
      Parent....................      12,559        6,082
                                  -----------  -----------
          Total current
            liabilities.........      21,755       12,168
Long-term debt, less current
  portion.......................      11,369       12,556
Other noncurrent liabilities....         700       --
Due to parent...................      16,000       16,000
Stockholder's equity:
     Common stock, $.01 par
      value, 1000 shares
      authorized, issued and
      outstanding...............           0            0
     Additional paid-in
      capital...................      12,324       12,324
     Accumulated deficit........      (8,701)      (3,467)
                                  -----------  -----------
          Total stockholder's
            equity..............       3,623        8,857
                                  -----------  -----------
                                     $53,447      $49,581
                                  -----------  -----------
                                  -----------  -----------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            YEAR ENDED OCTOBER 31, 1994, YEAR ENDED OCTOBER 31, 1993
                AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

                                                                                                           PERIOD FROM
                                                                                                             MAY 30,
                                                                             YEAR ENDED     YEAR ENDED       1992 TO
                                                                             OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                                                1994           1993           1992
                                                                             -----------    -----------    -----------
                                                                                     (IN THOUSANDS OF DOLLARS)

Net patient service revenue...............................................     $40,365        $41,330        $19,187
Other operating revenue...................................................       2,675          2,644            881
                                                                             -----------    -----------    -----------
Net operating revenue.....................................................      43,040         43,974         20,068
                                                                             -----------    -----------    -----------
Costs and expenses:
     Salaries and benefits................................................      23,348         23,737          9,752
     Purchased services...................................................       2,044          2,202            834
     Professional fees....................................................       3,177          2,681          1,621
     Supplies expense.....................................................       1,929          2,026            821
     Other operating expenses.............................................      10,128          8,612          3,867
     Bad debt expense.....................................................       1,753          2,792          1,251
     Depreciation and amortization........................................       1,735          1,674            635
     Interest on long-term debt...........................................       1,365          1,599            824
     Interest on due to Parent note.......................................       2,795          1,821            760
                                                                             -----------    -----------    -----------
               Total costs and expenses...................................      48,274         47,144         20,365
                                                                             -----------    -----------    -----------
Net loss..................................................................     $(5,234)       $(3,170)       $  (297)
                                                                             -----------    -----------    -----------
                                                                             -----------    -----------    -----------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
            YEAR ENDED OCTOBER 31, 1994, YEAR ENDED OCTOBER 31, 1993
                AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

                                                                          ADDITIONAL                       TOTAL
                                                                COMMON     PAID-IN      ACCUMULATED    STOCKHOLDER'S
                                                                STOCK      CAPITAL        DEFICIT         EQUITY
                                                                ------    ----------    -----------    -------------
                                                                             (IN THOUSANDS OF DOLLARS)

Balance
     May 30, 1992............................................     $0        $12,324       $     0         $12,324
     Net loss................................................                                (297)           (297)
                                                                  --      ----------    -----------    -------------
Balance
     October 31, 1992........................................     $0        $12,324       $  (297)        $12,027
                                                                  ---     ----------    -----------    -------------
                                                                  ---     ----------    -----------    -------------

Balance
     November 1, 1992........................................     $0        $12,324       $  (297)        $12,027
     Net loss................................................                              (3,170)         (3,170)
                                                                  --       ----------    -----------    -------------
Balance
     October 31, 1993........................................     $0        $12,324       $(3,467)        $ 8,857
                                                                  ---     ----------    -----------    -------------
                                                                  ---     ----------    -----------    -------------

Balance
     November 1, 1993........................................     $0       $ 12,324       $(3,467)        $ 8,857
     Net loss................................................                              (5,234)         (5,234)
                                                                  ---     ----------    -----------    -------------
Balance
     October 31, 1994........................................     $0       $ 12,324       $(8,701)        $ 3,623
                                                                  ---     ----------    -----------    -------------
                                                                  ---     ----------    -----------    -------------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEAR ENDED OCTOBER 31, 1994, YEAR ENDED OCTOBER 31, 1993
                AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

                                                                                                        PERIOD FROM
                                                                                                        MAY 30, 1992
                                                                 YEAR ENDED          YEAR ENDED              TO
                                                              OCTOBER 31, 1994    OCTOBER 31, 1993    OCTOBER 31, 1992
                                                              ----------------    ----------------    ----------------
                                                                             (IN THOUSANDS OF DOLLARS)

Cash flows from operating activities:
     Net loss..............................................        $(5,234)            $(3,170)            $ (297)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Depreciation and amortization of goodwill and loan
       fees................................................          1,735               1,674                725
     Accrued interest, management fees and net expenses due
       to parent...........................................          5,477               1,658                785
     Change in operating assets and liabilities:
          (Increase) decrease in accounts receivable.......         (1,698)              1,114             (1,477)
          (Increase) decrease in supplies and other current
            assets.........................................           (570)                 60               (124)
          Increase (decrease) in accounts payable, accrued
            expenses, estimated third party payor
            settlements and other noncurrent liabilities...          3,785              (2,649)             1,188
                                                                  --------            --------            -------
               Net cash provided by (used in) operating
                 activities................................          3,495              (1,313)               800
Cash flows from investing activities:
     Proceeds from the sale of property....................            121                   0                  0
     Capital expenditures..................................           (375)               (781)              (102)
     Collection of note receivable.........................              0                   0              2,149
     Other.................................................             58                  62                (15)
                                                                  --------            --------            -------
               Net cash from investing activities..........           (196)               (719)             2,032
Cash flows from financing activities:
     Principal payments on long-term debt..................         (1,162)             (5,168)              (713)
     Cash advance from parent..............................          1,000               2,321                  0
                                                                  --------            --------            -------
               Net cash used by financing activities.......           (162)             (2,847)              (713)
Net (decrease) increase in cash and cash equivalents.......          3,137              (4,879)             2,119
Cash and cash equivalents, beginning of period.............            456               5,335              3,216
                                                                  --------            --------            -------
Cash and cash equivalents, end of period...................        $ 3,593             $   456             $5,335
                                                                  --------            --------            -------
                                                                  --------            --------            -------
Supplemental disclosure of cash flow
  information -- interest paid during the period...........        $ 1,452             $ 1,520             $  630
                                                                  --------            --------            -------
                                                                  --------            --------            -------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEAR ENDED OCTOBER 31, 1994, YEAR ENDED OCTOBER 31, 1993
                AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

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

BUSINESS

     The accompanying consolidated financial statements include the accounts of HGA and its wholly owned subsidiaries (the 'Company'). All intercompany balances and transactions have been eliminated. The Company owns and operates the following psychiatric facilities:

               NAME OF FACILITY                                    LOCATION
- ----------------------------------------------  ----------------------------------------------

Hartgrove Hospital............................  Chicago, Illinois
Hampton Hospital..............................  Rancocas, New Jersey
Meadow Wood Hospital..........................  New Castle, Delaware

- ----------------------------------------------------------

     Effective May 30, 1992, PSG Management, Inc. (PSG), a sister company to HGA and a wholly-owned subsidiary of Cooper, entered into a three year agreement to manage the two psychiatric hospitals and the substance abuse treatment center owned by the subsidiaries of Nu-Med, Inc. The management fee earned by PSG from the subsidiaries of Nu-Med, Inc. related to this agreement is $2,000,000 annually, payable in equal monthly installments. The management agreement is jointly and severally guaranteed by Nu-Med and a wholly owned subsidiary of Nu-Med, Inc. HGA is not a party to this agreement and therefore the management fee earned by PSG from the subsidiaries of Nu-Med, Inc. is not recognized in the accompanying financial statements. However, in connection with this agreement, HGA performs services on behalf of PSG for which it earns a fee of 25% of certain of its corporate headquarters' cost plus a 20% mark-up. Such fees earned by HGA from PSG amounted to $428,000 for the year ended October 31, 1994, $691,000 for the year ended October 31, 1993 and $260,000 for the period from May 30, 1992 to October 31, 1992. On January 6, 1993, Nu-Med (but not any of its direct or indirect subsidiaries) filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Such filing, under certain circumstances, could have a material adverse effect on the guarantee as to Nu-Med. However, none of the Nu-Med subsidiaries have filed under Chapter 11, and the Nu-Med subsidiaries have paid the management fee on a timely basis.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
            YEAR ENDED OCTOBER 31, 1994, YEAR ENDED OCTOBER 31, 1993
                AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

     The following are subsidiaries of Nu-Med which own the facilities managed by PSG:

                          NAME OF SUBSIDIARY                                       LOCATION
- ----------------------------------------------------------------------   ----------------------------

Northwestern Institute of Psychiatry, Inc.............................   Ft. Washington, Pennsylvania
Malvern Institute for Psychiatric and Alcoholic Studies, Inc..........   Malvern, Pennsylvania
South Central Health Services, Inc. (dba) Pinelands Hospital..........   Nacogdoches, Texas

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

CHARITY CARE

     The Company provides care to indigent patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue. The Company maintains records to identify and monitor the level of charity care it provides. These records include the amount of charges foregone for services and supplies furnished under its charity care policy. Charges at the Company's established rates forgone for charity care provided by the Company amounted to $2,498,000 during the year ended October 31, 1994, $3,220,000 during the year ended October 31, 1993 and $1,597,000 during the period from May 29, 1992 to October 31, 1992. Hampton Hospital is required by its Certificate of Need to incur not less than 10% of total patient days as free care.

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

GOODWILL

     Goodwill is  amortized on  a  straight-line basis  over thirty  years.  The
Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through reasonably expected future results.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
            YEAR ENDED OCTOBER 31, 1994, YEAR ENDED OCTOBER 31, 1993
                AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

OTHER ASSETS

     Loan fees incurred in obtaining long-term financing are deferred and recorded as other assets. Loan fees are amortized over the terms of the related loans. The balance of unamortized loan fees amounted to $399,000, $540,000, and $727,000 respectively, at October 31, 1994, 1993, and 1992.

INCOME TAXES

     The Company is included in the consolidated income tax returns of the Parent. The consolidated federal, state and local taxes are subject to a tax sharing agreement under which the Company's liability is computed on a non-consolidated basis using a combined rate of 40%

     Effective November 1, 1993, the Company adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' (FAS 109). The liability method under FAS 109 measures the expected tax impact of future taxable income or deductions resulting from temporary differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheet. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the year in which these differences are expected to reverse. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that the change was enacted. In 1993 and prior years, the Company accounted for income taxes under APB Opinion 11.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with current year presentation.

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

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
            YEAR ENDED OCTOBER 31, 1994, YEAR ENDED OCTOBER 31, 1993
                AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

            Medicaid   --   Services   rendered   to   State   Medicaid  program
            beneficiaries are reimbursed based on rates established by each individual State program.

     The Company's business activities are primarily with large insurance companies and federal and state agencies or their intermediaries. Other than adjustments arising from audits by certain of these agencies, the risk of loss arising from the failure of these entities to perform according to the terms of their respective contracts is considered remote.

C. RELATED PARTY TRANSACTIONS

     The current portion of Due to Parent at October 31, 1994 consists of costs of amounts due under a Demand Note (the 'Demand Note') for costs incurred or paid by the Parent in connection with the acquisition, cash advances from the Parent, interest payable on the subordinated note in the amount of $1,920,000, and an allocation of Cooper corporate services amounting to $1,219,000, net of payments to the Parent.

     All current and future borrowings under the terms of the Demand Note bear interest, payable monthly, commencing on December 1, 1993 at the rate of 15% per annum (17% in the event principal and interest is not paid when due), and all principal and all accrued and unpaid interest under the Demand Note shall be completely due and payable on demand. Prior to December 1, 1993, the Parent did not charge the Company for amounts due to it except for amounts due under the Subordinated Promissory Note. The Parent has indicated that a demand for payment will not be made prior to November 1, 1995.

     The non-current portion of Due to Parent consists of a $16,000,000 subordinated note. The annual interest rate on the note is 12%. The principal amount of this Note shall be due and payable on May 29, 2002 unless payable sooner pursuant to the terms of the Note.

     HGA allocates interest expense to PSG primarily to reflect an estimate of the interest cost on debt incurred by HGA in connection with the May 29, 1992 acquisition which relates to the PSG management agreement with Nu-Med. Such allocations amounted to $254,000 and $194,000 for the year ended October 31, 1994 and October 31, 1993, respectively and $106,000 for the period from May 30, 1992 to October 31, 1992 and are recorded as reductions of interest on long-term debt and interest on due to Parent note.

D. EMPLOYEE BENEFITS

     The Company participates in Cooper's 401(k) plan (the 'Plan'), which covers substantially all full-time employees with more than 60 days of service. The Company matches employee contributions up to certain limits. These costs were $61,000 for the year ended October 31, 1994, $40,000 for the year ended October 31, 1993 and $26,000 for the period from May 30, 1992 to October 31, 1992.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
            YEAR ENDED OCTOBER 31, 1994, YEAR ENDED OCTOBER 31, 1993
                AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

E. LONG TERM DEBT

     Long-term debt at October 31, 1994 and 1993 consists of the following:

                                                                               1994           1993
                                                                            -----------    -----------

Bank term loan, interest at 4% above the bank's prime rate (7.75% at
  October 31, 1994), subject to a minimum rate of 12%, payable monthly, principal payable in installments from September 1992 through August
  1997...................................................................   $10,556,000    $11,223,000
Industrial Revenue Bonds, interest at 85% of prime rate (7.75% at October
  31, 1994), payable monthly, principal payable in installments through
  1997...................................................................     2,000,000      2,495,000
                                                                            -----------    -----------
                                                                             12,556,000     13,718,000
Less current portion.....................................................    (1,187,000)    (1,162,000)
                                                                            -----------    -----------
                                                                            $11,369,000    $12,556,000
                                                                            -----------    -----------
                                                                            -----------    -----------

     Annual maturities of long-term debt are as follows:

                                      YEARS ENDING
                                       OCTOBER 31
- -----------------------------------------------------------------------------------------
   1995..................................................................................   $ 1,187,000
   1996..................................................................................     1,231,000
   1997..................................................................................     9,847,000
   1998..................................................................................       291,000
                                                                                            -----------
                                                                                            $12,556,000
                                                                                            -----------
                                                                                            -----------

     The long-term debt agreements contain several covenants, including the maintenance of certain ratios and levels of net worth (as defined), restrictions with respect to the payments of cash dividends on common stock and on the levels of capital expenditures, interest and debt payments. The Industrial Revenue Bonds ('IRB') carries interest at 85% of prime, or approximately 6.6% per annum at October 31, 1994. Interest and principal payments on the IRB are due monthly and holders have elected their right to accelerate all payments of outstanding principal at December 31, 1995.

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

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
            YEAR ENDED OCTOBER 31, 1994, YEAR ENDED OCTOBER 31, 1993
                AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

     The Company leases certain space and equipment under operating lease agreements. The following is a schedule of estimated minimum payments due under such leases with an initial term of more than one year as of October 31, 1994:

                     YEARS ENDING OCTOBER 31                        BUILDINGS    EQUIPMENT      TOTAL
- -----------------------------------------------------------------   ---------    ---------    ----------
        1995.....................................................    $470,000    $149,000     $  619,000
        1996.....................................................     280,000      76,000        356,000
        1997.....................................................      54,000      50,000        104,000
        1998.....................................................      21,000      40,000         61,000
        1999-2000................................................           0      21,000         21,000
                                                                    ---------    ---------    ----------
                                                                     $825,000    $336,000     $1,161,000
                                                                    ---------    ---------    ----------
                                                                    ---------    ---------    ----------

- ----------------------------------------------------------

     Some of the operating leases contain provisions for renewal or increased rental (based upon increases in the Consumer Price Index), none of which are taken into account in the above table. Rental expense under all operating leases amounted to $706,000 and $736,000, respectively, for the year ended October 31, 1994, and the year ended October 31, 1993 and $340,000 for the period from May 30, 1992 to October 31, 1992.

G. INCOME TAXES

     As discussed in note A, the Company adopted FAS 109 as of November 1, 1993. The adoption had no impact on the statement of consolidated operations for the year ended October 31, 1994. The tax benefit for net operating loss carryforwards has not been recognized since the related tax asset was fully offset by a valuation allowance.

     A reconciliation of the provision for (benefit of) income taxes included in the Company's consolidated statement of operations and the amount computed by applying the federal income tax rate to income (loss) from continuing operations before income taxes follows:

                                                                               YEAR ENDED OCTOBER 31,
                                                                             ---------------------------
                                                                              1994       1993      1992
                                                                             -------    -------    -----
                                                                                   (IN THOUSANDS)

Computed expected (benefit of) taxes......................................   $(1,780)   $(1,078)   $(101)
Increase in taxes resulting from:
     Amortization of intangibles..........................................        70         70       29
     Net operating losses for which no tax benefit was recognized.........     1,704      1,002       72
     Other................................................................         6          6
                                                                             -------    -------    -----
Actual provision for income taxes.........................................   $     0    $     0    $   0
                                                                             -------    -------    -----
                                                                             -------    -------    -----

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
            YEAR ENDED OCTOBER 31, 1994, YEAR ENDED OCTOBER 31, 1993
                AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1994 are as follows:

                                                                                           (IN THOUSANDS)

Deferred tax assets:
     Accounts receivable, principally due to allowance for doubtful accounts............      $    668
     Accrued liabilities, principally due to litigation reserves........................         1,008
     Net operating loss carryforwards...................................................         4,806
                                                                                           --------------
          Total gross deferred tax assets...............................................         6,482
          Offset to consolidated valuation allowance....................................           678
                                                                                           --------------
          Net deferred tax assets.......................................................         7,160
                                                                                           --------------
Deferred tax liabilities:
     Plant and equipment, principally due to purchase accounting requirements...........        (6,734)
     Other, principally due to differences in accounting methods for financial and tax
      purposes..........................................................................          (426)
                                                                                           --------------
          Total gross deferred tax liabilities..........................................        (7,160)
                                                                                           --------------
          Net deferred tax liability....................................................      $      0
                                                                                           --------------
                                                                                           --------------

     The Company's net deferred tax liability was offset against the Parent's consolidated valuation allowance. The net deferred tax liability which offset the Parent's consolidated valuation allowance as of November 1, 1993 was $3,950,000. The net change in this offset for the year ended October 31, 1994 was a decrease of $3,272,000.

     At October 31, 1994 the Parent had consolidated net operating loss carryforwards of which approximately $10,000,000 related to the Company. The tax benefit of an additional $2,000,000 of the Company's net operating loss carryforwards which have been utilized in the Parent's consolidated return are available in the future should the Company have sufficient taxable income during the carryforward period. The net operating loss carryforwards expire commencing in 2001.

H. PLEDGE AGREEMENT

     Pursuant to a pledge agreement dated as of January 6, 1994, between the Parent and the Trustee for the holders of a new class of debt issued by the Parent (the 'Notes') the Parent has pledged a first priority security interest in all of its right, title and interest of its investment in the Company, all additional shares of stock of, or other equity interest in the Company from time to time acquired by the Parent, all additional intercompany indebtedness of the Company from time to time held by the Parent and except as set forth in the indenture to the Notes, the proceeds received from the sale or disposition of any or all of the foregoing.

I. LEGAL PROCEEDINGS

     Under an agreement dated July 11, 1985, as amended (the 'HMG Agreement'), Hampton Medical Group, P.A. ('HMG'), which is not affiliated with the Company, contracted to provide clinical and clinical administrative services at Hampton Psychiatric Institute ('Hampton Hospital'), the primary facility operated by HGNJ, a subsidiary of HGA. On November 29, 1993 and February 1, 1994, HGNJ delivered notices to HMG asserting that HMG had defaulted under the HMG Agreement. The first notice was based upon the failure of HMG to provide to HGNJ records needed to analyze information HGNJ had received indicating that HMG allegedly had engaged in fraudulent billing practices; the

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
            YEAR ENDED OCTOBER 31, 1994, YEAR ENDED OCTOBER 31, 1993
                AND PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992

second was based upon information uncovered in the review of those records, when they were ultimately produced, and other available information. At the request of HMG, a New York state court enjoined HGNJ from terminating the HMG Agreement based upon the initial notice and ordered the parties (on consent) to arbitrate whether HMG had defaulted. On February 2, 1994, HMG commenced an arbitration in New York, New York, entitled Hampton Medical Group, P.A. and Hospital Group of New Jersey, P.A. (American Arbitration Association). In the arbitration, HMG contests the alleged default under the HMG Agreement and HGNJ's allegations regarding fraudulent conduct, and advances a claim against HGNJ that HMG has the right to provide clinical and clinical administrative services at all HGNJ-owned facilities in New Jersey (which would include, HMG contends, the outpatient clinics in Marlton and Toms River, New Jersey, and the Hampton Academy, at which certain non-HMG physicians have been employed at various times since the HMG Agreement was executed), regardless of whether these facilities are connected to Hampton Hospital. HMG maintains that it is entitled to an unspecified amount of damages for professional fees it would have received for the clinical services that were provided by non-HMG physicians at the outpatient facilities. HGNJ has responded to this claim asserting, among other things, (1) that HMG has no contractual right to provide services at those facilities, (2) that HMG has waived or lost any such right, if it ever had one, and (3) that the assertions of billing fraud are a defense to any such right.

     As HGNJ's knowledge of HMG's billing practices developed, HGNJ notified the authorities and, subsequently, Blue Cross and Blue Shield of New Jersey, Inc. ('Blue Cross'), the largest of the third party payors from which HGNJ received payment for its hospital services from 1988 through 1994.

     During December 1994, Blue Cross informed HGNJ that it had investigated matters at Hampton Hospital, that it had formed the view that it had been overcharged as a result of those matters, including fraudulent practices of HMG which resulted in increased hospital bills to Blue Cross subscribers, and that it intended promptly to commence a lawsuit to recover amounts inappropriately charged. On December 30, 1994, Blue Cross and HGNJ entered into an agreement to settle all claims against Hampton Hospital on behalf of Blue Cross subscribers and certain other subscribers for whom Blue Cross administers claims. The settlement includes a cash payment, over time, by HGNJ, offset by certain amounts owed by Blue Cross to HGNJ. On the same day, Blue Cross commenced a lawsuit against HMG and certain related entities and individuals unrelated to HGNJ or its affiliates alleging, among other things, fraudulent billing practices. HGNJ is cooperating with Blue Cross in Blue Cross' investigation of HMG. HGNJ has also received a request for information from the State of New Jersey Department of Insurance with respect to a related investigation, with which HGNJ is also cooperating.

     HGNJ is continuing to seek the termination of the HMG Agreement and intends to seek recovery from HMG for any losses, expenses or other damages HGNJ incurs by reason of HMG's conduct, including amounts paid or offset pursuant to the Blue Cross settlement and any damages that may result from any future claims by other third party payors or others arising out of the billing practices at Hampton Hospital, which claims could, in the aggregate, be material; however, management of the Company, after consultation with counsel, does not believe that the outcome of such claims (should any be brought) would, in the aggregate, have a material adverse effect on the Company's financial condition. In addition, HGA is seeking to recover damages from Progressions Health Systems, Inc., the successor to the former owner of HGA, based upon breaches of representations and warranties in the purchase agreement or other rights of indemnification thereunder. There can be no assurance, however, that HGA will be able to recover the amount of any or all such losses, expenses or damages from HMG or Progressions Health Systems, Inc.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 29, 1992
                           (IN THOUSANDS OF DOLLARS)

                                                ASSETS
Current assets:
     Cash and cash equivalents.........................................................................   $ 3,216
     Accounts receivable net of estimated uncollectibles of $2,347.....................................    10,759
     Other receivables.................................................................................       780
     Supplies..........................................................................................       258
     Prepaid expenses and other current assets.........................................................       419
                                                                                                          -------
          Total current assets.........................................................................    15,432
                                                                                                          -------
Property and equipment
     Land..............................................................................................       882
     Buildings and improvements........................................................................    31,525
     Equipment, furniture and fixtures.................................................................     4,159
     Construction in progress..........................................................................        50
                                                                                                          -------
                                                                                                           36,616
     Less accumulated depreciation.....................................................................    (7,050)
                                                                                                          -------
          Total property and equipment, net............................................................    29,566
                                                                                                          -------
Other assets...........................................................................................       929
                                                                                                          -------
                                                                                                          $45,927
                                                                                                          -------
                                                                                                          -------

                                 LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable..................................................................................   $ 1,412
     Accrued liabilities...............................................................................     2,601
     Accrued salaries and related expenses.............................................................     2,415
     Estimated third-party payor settlements...........................................................     1,633
     Current portion of long-term debt.................................................................     4,426
                                                                                                          -------
          Total current liabilities....................................................................    12,487
Long-term debt, less current portion...................................................................    15,173
Stockholder's equity:
     Common stock, .01 par value, 1000 shares authorized, issued and outstanding.......................         7
     Additional paid-in capital........................................................................    16,654
     Retained earnings.................................................................................     1,606
                                                                                                          -------
          Total stockholder's equity...................................................................    18,267
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

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                           (IN THOUSANDS OF DOLLARS)

                                                                                                      PERIOD FROM
                                                                                                        JUNE 1,
                                                                                                      1991 TO MAY
                                                                                                       29, 1992
                                                                                                      -----------

Net patient service revenue........................................................................     $51,412
Other operating revenue, (including management fees earned from related parties of $320 and $3,557
  for the month ended May 31, 1991 and the period ended May 29, 1992, respectively)................       5,462
                                                                                                      -----------
Net operating revenue..............................................................................      56,874
                                                                                                      -----------
Costs and expenses:
     Salaries and benefits.........................................................................      24,172
     Purchased services............................................................................       2,378
     Professional fees.............................................................................       5,146
     Other operating expenses......................................................................      11,402
     Bad debt expense..............................................................................       3,304
     Depreciation and amortization.................................................................       1,928
     Interest on long-term debt....................................................................       2,304
                                                                                                      -----------
               Total costs and expenses............................................................      50,634
                                                                                                      -----------
Earnings before provision for income taxes.........................................................       6,240
Provision for income taxes.........................................................................       2,496
                                                                                                      -----------
Net earnings.......................................................................................     $ 3,744
                                                                                                      -----------
                                                                                                      -----------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    PERIOD FROM JUNE 1, 1991 TO MAY 29, 1992

                                                                              ADDITIONAL                    TOTAL
                                                                    COMMON     PAID-IN      RETAINED    STOCKHOLDER'S
                                                                    STOCK      CAPITAL      EARNINGS       EQUITY
                                                                    ------    ----------    --------    -------------
                                                                                (IN THOUSANDS OF DOLLARS)

Balance
     June 1, 1991................................................     $7        $16,654     $ 18,457      $ 35,118
     Net earnings................................................                              3,744         3,744
     Forgiveness of due from related parties balances as of May
       29, 1992 in connection with the acquisition...............                            (20,595)      (20,595)
                                                                      --
                                                                              ----------    --------    -------------

Balance
     May 29, 1992................................................     $7        $16,654     $  1,606      $ 18,267
                                                                      ---     ----------    --------    -------------
                                                                      ---     ----------    --------    -------------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                                      PERIOD FROM
                                                                                                        JUNE 1,
                                                                                                      1991 TO MAY
                                                                                                       29, 1992
                                                                                                      -----------

Cash flows from operating activities:
     Net earnings..................................................................................     $ 3,744
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization............................................................       1,928
          Provision for income taxes...............................................................       2,496
          Change in operating assets and liabilities:
               Decrease in accounts receivable.....................................................         722
               Increase in supplies and other current assets.......................................        (210)
               Increase in accounts payable, accrued expenses and estimated third party payor
               settlements.........................................................................         161
                                                                                                      -----------
                    Net cash provided by operating activities......................................       8,841
                                                                                                      -----------
Cash flows from investing activities:
     Capital expenditures..........................................................................        (655)
     Decrease in other assets......................................................................         127
                                                                                                      -----------
                    Net cash used by investing activiites..........................................        (528)
                                                                                                      -----------
Cash flows from financing activities:
     Principal payments on long-term debt..........................................................      (3,866)
     Advances to related parties...................................................................      (6,581)
                                                                                                      -----------
                    Net cash used by financing activities..........................................     (10,447)
Net decrease in cash and cash equivalents..........................................................      (2,134)
Cash and cash equivalents, beginning of period.....................................................       5,350
                                                                                                      -----------
Cash and cash equivalents, end of period...........................................................     $ 3,216
                                                                                                      -----------
                                                                                                      -----------
Supplemental disclosure of cash flow information -- interest paid during the period................     $ 2,415
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

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIOD FROM JUNE 1 1991 TO MAY 29, 1992

A. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BUSINESS

     The accompanying consolidated financial statements include the accounts of Hospital Group of America (HGA) and its wholly owned subsidiaries (the 'Company') and certain other assets and operations owned by an entity affiliated through common ownership. HGA was a wholly owned subsidiary of PsychGroup, Inc. which in turn is wholly owned by Nu-Med, Inc. The financial position and results of operations of Hospital Group of America and its subsidiaries may not necessarily be indicative of conditions that may have existed or the results of operations if the Company had been operated as an affiliated entity. All intercompany balances and transactions have been eliminated. The Company owns and operates the following psychiatric facilities:

            NAME OF FACILITY                               LOCATION
- -----------------------------------------  -----------------------------------------

Hartgrove Hospital.......................  Chicago, Illinois
Hampton Hospital.........................  Rancocas, New Jersey
Meadow Wood Hospital.....................  New Castle, Delaware

BASIS OF PRESENTATION

     On May 29, 1992, PSG Acquisition, Inc., a wholly owned subsidiary of the Cooper Companies, Inc. ('Cooper'), acquired all of the issued and outstanding capital stock of HGA from PsychGroup, Inc. Concurrent with the acquisition, all due from related parties balances as of May 20, 1992 were forgiven. The accompanying financial statements represent the financial position and results of operations of the Company as of May 29, 1992 immediately prior to the acquisition and the period from June 1, 1991 to May 29, 1992 just prior to the acquisition and reflect the elimination of the due from related parties balances as of May 29, 1992 with a corresponding charge to retained earnings in the amount of $20,595,000.

NEW PATIENT SERVICE REVENUE

     Net patient service revenue is recorded at the estimated net realizable amounts from patients, third-party payors, and others from services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in the period as final settlements are determined.

CHARITY CARE

     The Company provides care to indigent patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue. The Company maintains records to identify and monitor the level of charity care it provides. These records include the amount of charges foregone for services and supplies furnished under its charity care policy. Charges at the Company's established rates foregone for charity care provided by the Company amounted to $4,768,000. Hampton Hospital is required by its Certificate of Need to incur not less than 10% of total patient days as free care.

HEALTH INSURANCE COVERAGE

     Effective October 1, 1991, the Company is self-insured for the health insurance coverage offered to its employees. The provision for estimated self-insured health insurance costs includes management's estimates of the ultimate costs for both reported claims and claims incurred but not reported.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    PERIOD FROM JUNE 1, 1991 TO MAY 29, 1992

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

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    PERIOD FROM JUNE 1, 1991 TO MAY 29, 1992

C. RELATED PARTY TRANSACTIONS

     Due from related parties consisted primarily of cash advances to Nu-Med and income tax obligations.

     Included in the Other Operating Revenue are management fees of $3,557,000 charged to other affiliated entities which are under common ownership.

     In connection with the acquisition of HGA, all due from related parties balances as of May 29, 1992 were forgiven and the balance of $20,595,000 as of that date was eliminated with a corresponding charge to retained earnings.

D. EMPLOYEE BENEFITS

     The Company participated in the Nu-Med Combined Savings Plan, (the 'Plan'), which covers substantially all full-time employees with more than one year of service. Nu-Med may make annual contributions to the Plan based upon earnings, which the Plan may utilize to acquire Nu-Med common stock. In addition, Nu-Med may make contributions to the Plan in the form of Nu-Med common stock. No such contributions were made during the period ended May 29, 1992. The Company does not provide post-retirement benefits to its employees.

     Hartgrove had a defined benefit pension plan, which was terminated during the period ended May 29, 1992, at which time all benefits became fully vested. The excess of plan assets over vested benefits amounted to approximately $94,000. Such amount has been recorded as other operating revenue in the accompanying statement of earnings.

E. LONG TERM DEBT

     Long-term debt at May 29, 1992 consists of the following:

     Bank term loan, interest at 1% to 1 1/2% above the bank's prime rate (6.5% at May
      29, 1992), payable quarterly, principal payable in installments through 1995.......   $ 2,609,000
     Bank term loan, interest at 4% above the bank's prime rate (6.5% at May 29, 1992), subject to a minimum rate of 12%, payable monthly, principal payable in
      installments from September 1992 through August 1997...............................    12,000,000
     Industrial Revenue Bonds, interest at 85% of prime rate (6.5% at May 29, 1992),
      payable monthly, principal payable in installments through 1997....................     4,990,000
                                                                                            -----------
                                                                                             19,599,000
     Less current portion................................................................    (4,426,000)
                                                                                            -----------
                                                                                            $15,173,000
                                                                                            -----------
                                                                                            -----------

     Annual maturities of long-term debt are as follows:

                                   YEAR ENDING MAY 29,
- -----------------------------------------------------------------------------------------
       1993..............................................................................     4,426,000
       1994..............................................................................     2,210,000
       1995..............................................................................     1,187,000
       1996..............................................................................     1,217,000
       1997..............................................................................     1,276,000
       Thereafter........................................................................     9,283,000
                                                                                            -----------
                                                                                            $19,599,000
                                                                                            -----------
                                                                                            -----------

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    PERIOD FROM JUNE 1, 1991 TO MAY 29, 1992

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

     The Company leases certain space and equipment under operating lease agreements. The following is a schedule of estimated minimum payments due under such leases with an initial term of more than one year as of May 29, 1992:

                      YEAR ENDING MAY 29,                         BUILDINGS     EQUIPMENT      TOTAL
- ---------------------------------------------------------------   ----------    ---------    ----------

       1993....................................................   $  406,000    $112,000     $  518,000
       1994....................................................      378,000     112,000        490,000
       1995....................................................      299,000      96,000        395,000
       1996....................................................      209,000      90,000        299,000
       1997....................................................            0      44,000         44,000
                                                                  ----------    ---------    ----------
                                                                  $1,292,000    $454,000     $1,746,000
                                                                  ----------    ---------    ----------
                                                                  ----------    ---------    ----------

     Some of the operating leases contain provisions for renewal or increased rental (based upon increases in the Consumer Price Index), none of which are taken into account in the above table. Rental expense under all operating leases amounted to $619,000.

     The provision for income taxes for the following period is composed of the following:

Federal.........................................................................   $2,122,000
State...........................................................................      374,000
                                                                                   ----------
                                                                                   $2,496,000
                                                                                   ----------
                                                                                   ----------

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

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    PERIOD FROM JUNE 1, 1991 TO MAY 29, 1992

G. SUBSEQUENT EVENT

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

                                                                   SCHEDULE VIII

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
            YEAR ENDED OCTOBER 31, 1994, YEAR ENDED OCTOBER 31, 1993
 PERIOD FROM MAY 30, 1992 TO OCTOBER 31, 1992, PERIOD FROM JUNE 1, 1991 TO MAY
                                    29, 1992

                                                                    ADDITIONS     ADDITIONS     DEDUCTIONS/    BALANCE
                                                      BALANCE AT    CHARGED TO    CHARGED TO    WRITE OFFS/    AT END
                                                      BEGINNING     COSTS AND       OTHER       RECOVERIES/      OF
                                                      OF PERIOD      EXPENSES      ACCOUNTS        OTHER       PERIOD
                                                      ----------    ----------    ----------    -----------    -------
                                                                               (IN THOUSANDS)

Allowance for doubtful accounts:
     Year ended October 31, 1994...................     $2,067        $1,753          $0          $(1,986)     $1,834
     Year ended October 31, 1993...................     $2,556        $2,792          $0          $(3,281)     $2,067
     Period ended October 31, 1992.................     $2,347        $1,251          $0          $(1,042)     $2,556
     Period ended May 29, 1992.....................     $  884        $3,304          $0          $(1,841)     $2,347

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
COOPERSURGICAL, INC.:

     We have audited the accompanying balance sheets of CooperSurgical, Inc. as of October 31, 1994 and 1993, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1994. In connection with our audits of the financial statements, we also have audited financial statement schedule VIII. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CooperSurgical, Inc. as of October 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Stamford, Connecticut
January 16, 1995

                              COOPERSURGICAL, INC.
                                 BALANCE SHEETS

                                                                                                OCTOBER 31,
                                                                                            --------------------
                                                                                             1994         1993
                                                                                            -------      -------
                                                                                              (IN THOUSANDS OF
                                                                                                  DOLLARS)
                                         ASSETS
Current assets:
     Cash................................................................................   $   247      $   297
     Receivables
          Trade, less allowance for doubtful accounts of $542 in 1994 and $472 in 1993...     1,649        2,209
     Other receivables...................................................................        53           50
                                                                                            -------      -------
                                                                                              1,702        2,259
Inventories
     Raw materials.......................................................................     2,544        3,100
     Work-in-process.....................................................................       283          344
     Finished goods......................................................................     1,535        2,497
                                                                                            -------      -------
                                                                                              4,362        5,941
                                                                                            -------      -------
Prepaid expenses.........................................................................       253          366
                                                                                            -------      -------
               Total current assets......................................................     6,564        8,863
                                                                                            -------      -------
Furniture and equipment..................................................................     1,499        1,469
     Less accumulated depreciation.......................................................      (989)        (663)
                                                                                            -------      -------
                                                                                                510          806
                                                                                            -------      -------
Intangibles, net of accumulated amortization
     Goodwill............................................................................     1,584        1,681
     Non-compete agreements..............................................................       224          405
     Distribution rights.................................................................       157          182
                                                                                            -------      -------
                                                                                              1,965        2,268
                                                                                            -------      -------
Other assets.............................................................................       496          493
                                                                                            -------      -------
                                                                                            $ 9,535      $12,430
                                                                                            -------      -------
                                                                                            -------      -------

                                LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
     Current installments of long-term debt (note 6).....................................   $    15      $    17
     Accounts payable (note 3)...........................................................       941        1,050
     Accrued liabilities.................................................................     1,531        1,643
                                                                                            -------      -------
               Total current liabilities.................................................     2,487        2,710
Long-term debt (note 6)..................................................................       105          106
Due to Parent (note 4)...................................................................     3,147       22,325
                                                                                            -------      -------
               Total liabilities.........................................................     5,739       25,141
                                                                                            -------      -------
Commitments and contingencies (note 7)
Stockholders' equity (deficit):
     Series A Convertible Preferred stock: 10,633,572 shares authorized, 10,436,660 issued and outstanding at October 31, 1994 (640,000 in 1993), par value per share
      $.0001, aggregate liquidation preference of $20,253 at October 31, 1994 ($1,242 in
      1993) plus cumulative dividend of $2,274 at October 31, 1994 ($248 in 1993) (note
      9).................................................................................         1        --
     Common stock: 12,000,000 shares authorized, 23,212 issued and outstanding, par value
      per share $.0001 at October 31, 1994...............................................     --           --
     Additional paid-in capital..........................................................    20,252        1,242
     Translation adjustments.............................................................       (67)          33
     Accumulated deficit.................................................................   (16,390)     (13,986)
                                                                                            -------      -------
               Total stockholders' equity (deficit)......................................     3,796      (12,711)
                                                                                            -------      -------
                                                                                            $ 9,535      $12,430
                                                                                            -------      -------
                                                                                            -------      -------

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                            STATEMENTS OF OPERATIONS

                                                                                       YEARS ENDED OCTOBER 31,
                                                                                    -----------------------------
                                                                                     1994       1993       1992
                                                                                    -------    -------    -------
                                                                                      (IN THOUSANDS OF DOLLARS)

Net sales (note 2)...............................................................   $12,847    $14,679    $16,010
Cost of goods sold...............................................................     6,680      7,429      7,368
                                                                                    -------    -------    -------
          Gross profit...........................................................     6,167      7,250      8,642
                                                                                    -------    -------    -------
Costs and expenses
     Research and development expense............................................       673        778      1,248
     Selling, general and administrative expense (note 4)........................     6,513     10,507      9,034
     Other expense...............................................................         9        460        568
     Amortization of intangibles.................................................       303        290        308
Interest:
     Parent promissory notes.....................................................     1,062      2,240      1,134
     Other.......................................................................        11         18         55
                                                                                    -------    -------    -------
                                                                                      8,571     14,293     12,347
                                                                                    -------    -------    -------
               Net loss..........................................................   $(2,404)   $(7,043)   $(3,705)
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED OCTOBER 31, 1994, 1993 AND 1992

                                                                                             RETAINED          TOTAL
                                      SERIES A                ADDITIONAL                     EARNINGS      STOCKHOLDERS'
                                      PREFERRED    COMMON      PAID-IN      TRANSLATION    (ACCUMULATED       EQUITY
                                        STOCK       STOCK      CAPITAL      ADJUSTMENTS      DEFICIT)        (DEFICIT)
                                      ---------    -------    ----------    -----------    ------------    -------------
                                                                    (DOLLARS IN THOUSANDS)

Balance at October 31, 1991........     $--         $--         $--            $--           $ (3,238)        $(3,238)
Issuance of 640,000 shares of
  Series A convertible preferred
  stock............................     --           --           1,242        --              --               1,242
Issuance of 23,212 shares of common
  stock and retirement of 1,000
  shares of common stock...........     --           --          --            --              --              --
Net loss...........................     --           --          --            --              (3,705)         (3,705)
                                      ---------    -------    ----------    -----------    ------------    -------------
Balance at October 31, 1992........     --           --           1,242        --              (6,943)         (5,701)
Net loss...........................     --           --          --            --              (7,043)         (7,043)
Aggregate translation adjustment...     --           --          --               33           --                  33
                                      ---------    -------    ----------    -----------    ------------    -------------
Balance at October 31, 1993........     --           --           1,242           33          (13,986)        (12,711)
Issuance of 9,796,660 shares of
  Series A convertible preferred
  stock (note 4)...................         1        --          19,010        --              --              19,011
Net loss...........................     --           --          --            --              (2,404)         (2,404)
Aggregate translation adjustment...     --           --          --             (100)          --                (100)
                                      ---------    -------    ----------    -----------    ------------    -------------
Balance at October 31, 1994........     $   1      $ --         $20,252        $ (67)        $(16,390)        $ 3,796
                                      ---------    -------    ----------    -----------    ------------    -------------
                                      ---------    -------    ----------    -----------    ------------    -------------

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1994, 1993 AND 1992

                                                                                      1994       1993       1992
                                                                                     -------    -------    -------
                                                                                        (DOLLARS IN THOUSANDS)

Cash flows provided (used) by operating activities:
     Net loss.....................................................................   $(2,404)   $(7,043)   $(3,705)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
     Depreciation and amortization................................................       629        540        478
     Bad debt expense.............................................................        70        191          9
     Interest on Parent advances..................................................     --         2,240      1,134
     Management fees to Parent....................................................     --         1,312        341
     Change in assets and liabilities:
          (Increase) decrease in receivables......................................       487       (463)      (210)
          (Increase) decrease in inventories......................................     1,579     (1,286)    (2,413)
          (Increase) decrease in other current assets.............................       113        288       (103)
          (Increase) in other assets..............................................        (3)      (330)      (123)
          Increase (decrease) in accounts payable.................................      (109)      (724)       940
          Increase (decrease) in accrued liabilities and other....................      (187)       517        186
                                                                                     -------    -------    -------
     Net cash provided (used) by operating activities.............................       175     (4,758)    (3,466)
                                                                                     -------    -------    -------
Cash flows used in investing activities --
     Capital expenditures.........................................................       (30)      (302)      (555)
                                                                                     -------    -------    -------
     Net cash (used) by investing activities......................................       (30)      (302)      (555)
                                                                                     -------    -------    -------
Cash flows provided (used) by financing activities:
     Proceeds from issuance of preferred stock....................................     --         --         1,242
     Proceeds from (repayment of) Parent advances.................................      (167)     5,554      3,995
     Repayment of long-term debt..................................................       (28)      (404)    (1,077)
                                                                                     -------    -------    -------
     Net cash provided (used) by financing activities.............................      (195)     5,150      4,160
                                                                                     -------    -------    -------
Net increase (decrease) in cash and cash equivalents..............................       (50)        90        139
Cash and cash equivalents, beginning of period....................................       297        207         68
                                                                                     -------    -------    -------
Cash and cash equivalents, end of period..........................................   $   247    $   297    $   207
                                                                                     -------    -------    -------
                                                                                     -------    -------    -------
Cash paid for:
     Interest.....................................................................   $ 1,073    $ --       $    40
                                                                                     -------    -------    -------
                                                                                     -------    -------    -------
     Income taxes.................................................................   $ --       $ --       $ --
                                                                                     -------    -------    -------
                                                                                     -------    -------    -------

Non-cash investing and financing activities:

During fiscal 1994, CooperSurgical's Parent converted $19,011 of Parent advances into 9,796,660 shares of CooperSurgical Series A convertible preferred stock.

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     CooperSurgical, Inc. ('CooperSurgical'), a Delaware corporation, develops, manufactures and distributes electrosurgical, cryosurgical and general application diagnostic surgical instruments and equipment. The Cooper Companies, Inc. ('Parent'), a Delaware corporation, owns 100% of CooperSurgical's Series A convertible preferred stock. CooperSurgical's outstanding common stock is 100% owned by individuals on the CooperSurgical Advisory Board which provides counsel and management of clinical trials in the area of minimally invasive surgery. The accompanying financial statements have been prepared from the separate records of CooperSurgical and may not be indicative of conditions which would have existed or the results of its operations if CooperSurgical operated autonomously (see note 4). Foreign exchange translation and transactions are immaterial.

DEPENDENCE UPON PARENT

     CooperSurgical has incurred substantial losses and negative cash flows from operations. The Company has, therefore, been dependent upon its Parent for financing to meet its cash obligations.

     During fiscal 1994, the Company has streamlined its sales force and its customer service organization, reduced advertising expenditures and consolidated administrative functions to reduce costs. These actions, combined with reductions in inventories and receivables, have resulted in reduced losses and improved operating cash flows in the fiscal year ended October 31, 1994. The Company believes that such actions will permit it to meet its cash obligations until its liability to its parent matures.

     The Company's Parent has extended the maturity of the Company's liability to Parent until May 1, 1997 and is committed to funding the Company's cash requirements until that date.

     The Company does not expect to be able to repay its liability to Parent at maturity without a significant improvement in operating results from present levels. There can be no assurance that such an improvement will be achieved or that the Parent will extend further the maturity date of the Company's liability.

REVENUE RECOGNITION

     CooperSurgical recognizes product revenue when risk of ownership has transferred to the buyer, net of appropriate provisions for sales returns and bad debts.

INCOME TAXES

     CooperSurgical is included in the consolidated income tax returns of the Parent. The consolidated federal, state and local taxes are subject to a tax sharing agreement under which CooperSurgical's liability is computed on a non-consolidated basis using a combined rate of 40%.

     Effective November 1, 1993, CooperSurgical adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' (FAS 109). The liability method under FAS 109 measures the expected tax impact of future taxable income or deductions resulting from temporary differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheet. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the year in which these differences are expected to reverse. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that the change was enacted. In 1993 and prior years, the Company accounted for income taxes under APB Opinion 11.

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

POSTEMPLOYMENT BENEFITS

     In December 1992, the FASB issued Statement of Financial Accounting Standards No. 112, 'Employers' Accounting for Postemployment Benefits' ('FAS 112'). FAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement ('postemployment benefits'). Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as healthcare benefits and life insurance coverage.

     FAS 112 is effective for fiscal years beginning after December 15, 1993. The Parent and CooperSurgical will adopt FAS 112 as required, and believe the adoption will not have a material impact on CooperSurgical's financial statements.

INVENTORIES

     Inventories are carried at the lower of cost, determined on an average cost basis, or market.

FURNITURE AND EQUIPMENT

     Furniture and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of depreciable assets.

AMORTIZATION OF INTANGIBLES

     Amortization is currently provided on all intangible assets on a straight-line basis over periods up to 20 years. Accumulated amortization at October 31, 1994 and 1993 was $1,136,000 and $831,000, respectively. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset over its remaining life can be recovered through reasonably expected future results.

RECLASSIFICATIONS

     Certain amounts for fiscal years 1993 and 1992 have been reclassified to conform with the current year's presentation.

(2) EXPORT SALES

     CooperSurgical had export sales of $2,441,000, $2,200,000, and $2,096,000 for the years ended October 31, 1994, 1993 and 1992, respectively.

(3) ACCOUNTS PAYABLE

     CooperSurgical utilized a cash concentration account with the Parent whereby approximately $193,000 and $131,000 of checks issued and outstanding at October 31, 1994 and 1993, respectively, in excess of related bank cash balances were reclassified to accounts payable. Sufficient funds were available from the Parent to cover these checks.

(4) RELATED PARTY TRANSACTIONS

     Included in CooperSurgical's selling, general and administrative expense are Parent allocations for technical service fees of $514,000, $1,312,000 and $341,000 for the years ended October 31, 1994, 1993 and 1992, respectively. Technical service fees for the year ended October 31, 1993 include $134,000 relating to redetermination of the appropriate amount for the year ended October 31, 1992. These costs

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

are charges from the Parent for accounting, legal, tax and other services provided to CooperSurgical and are added to the balance Due to Parent.

     Amounts due to the Parent at October 31, 1994 and 1993 were composed of the following:

                                                                                         OCTOBER 31,
                                                                                      -----------------
                                                                                       1994      1993
                                                                                      ------    -------
                                                                                           (000'S)

Advances with interest at 10% per annum............................................   $ --      $ 6,000
Advances with interest at 15% per annum............................................     --       12,552
Advances with interest at 12% per annum............................................    3,147      --
Interest due on Parent advances....................................................     --        3,702
Other..............................................................................     --           71
                                                                                      ------    -------
                                                                                      $3,147    $22,325
                                                                                      ------    -------
                                                                                      ------    -------

     On December 1, 1993, CooperSurgical converted all outstanding Parent advances into a promissory note bearing interest at 15%. Under the terms of this note, all principal and unpaid interest was due and payable on demand.

     On January 24, 1994, CooperSurgical's Parent converted $19,011,000 of Parent advances into 9,796,660 shares of CooperSurgical Series A convertible preferred stock and converted the remaining $3,313,000 balance of Parent advances into a Term Note, with principal and interest due January 24, 1996, bearing interest at 12%, compounded monthly (Parent advances in excess of $4,000,000 bear interest at 15%, compounded monthly). On January 10, 1995, the maturity date of this Term Note for principal plus any accrued unpaid interest was extended to May 1, 1997.

(5) INCOME TAXES

     As discussed in note 1, CooperSurgical adopted FAS 109 as of November 1, 1993. The adoption had no impact on the statement of operations for the year ended October 31, 1994. The tax benefit for net operating loss carryforwards has not been recognized since the related tax assets were fully offset by a valuation allowance.

     A reconciliation of the provision for (benefit of) income taxes included in CooperSurgical's statement of operations and the amount computed by applying the federal income tax rate to income (loss) from continuing operations before extraordinary items and income taxes follows:

                                                                                     YEARS ENDED
                                                                                     OCTOBER 31,
                                                                             ---------------------------
                                                                             1994      1993       1992
                                                                             -----    -------    -------
                                                                                       (000'S)

Computed expected provision for (benefit of) taxes........................   $(817)   $(2,395)   $(1,260)
Increase (decrease) in taxes resulting from:
     Amortization of intangibles..........................................      33         29         36
     Net operating losses for which no tax benefit was recognized.........     781      2,364      1,219
     Other................................................................       3          2          5
                                                                             -----    -------    -------
Actual provision for income taxes.........................................   $--      $ --       $ --
                                                                             -----    -------    -------
                                                                             -----    -------    -------

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1994 are as follows:

                                                                                                (000'S)
                                                                                                --------

Deferred tax assets:
     Accounts receivable, principally due to allowance for doubtful accounts.................   $    152
     Inventories, principally due to obsolescence reserves...................................        594
     Accrued liabilities, principally due to compensation accruals...........................        148
     Net operating loss carryforwards........................................................      5,675
     Tax credit carryforwards................................................................
     Other...................................................................................         11
                                                                                                --------
          Total gross deferred tax assets....................................................      6,580
          Less valuation allowances..........................................................     (6,580)
                                                                                                --------
          Net deferred tax asset.............................................................   $  --
                                                                                                --------
                                                                                                --------

     The valuation allowance for deferred tax assets as of November 1, 1993 was $5,330,000. The net change in the total valuation allowance for the year ended October 31, 1994 was an increase of $1,250,000.

     At October 31, 1994 the Parent had consolidated net operating loss carryforwards, of which approximately $12,000,000 related to CooperSurgical. The tax benefit of an additional $2,000,000 of CooperSurgical net operating loss carryforwards which have been utilized in the Parent's consolidated return are available in the future should CooperSurgical have sufficient taxable income during the carryforward period. The net operating loss carryforwards expire commencing in 2006.

(6) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                           OCTOBER 31,
                                                                                           ------------
                                                                                           1994    1993
                                                                                           ----    ----
                                                                                             (000'S)

Note payable; interest at 9%............................................................   $120    $123
Less current portion....................................................................    (15)    (17)
                                                                                           ----    ----
                                                                                           $105    $106
                                                                                           ----    ----
                                                                                           ----    ----

     Annual  maturities  of  long-term  debt,  including  current   installments
thereof, are as follows:

YEAR ENDING OCTOBER 31,                                                                            (000'S)
- ------------------------------------------------------------------------------------------------   -------
1995............................................................................................     $15
1996............................................................................................      15
1997............................................................................................    --
1998............................................................................................      90

(7) COMMITMENTS AND CONTINGENCIES

     In the normal course of its business, CooperSurgical is involved in various litigation cases. In the opinion of management, the disposition of such litigation will not have a materially adverse effect on CooperSurgical's financial condition.

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     CooperSurgical leases certain property and equipment under operating lease agreements. The following is a schedule of the estimated minimum payment due under such leases with an initial term of more than one year as of October 31, 1994:

YEAR ENDING OCTOBER 31,                                                                            (000'S)
- ------------------------------------------------------------------------------------------------   -------
1995............................................................................................     $322
1996............................................................................................      250
1997............................................................................................      256
1998............................................................................................      262
1999............................................................................................      263
2000 and thereafter.............................................................................      525

     Rental expense for all leases amounted to approximately $311,000, $340,000 and $322,000 for the years ended October 31, 1994, 1993 and 1992, respectively.

(8) EMPLOYEE BENEFITS

     CooperSurgical employees are eligible to participate in the Parent's 401(k) Savings Plan, a defined contribution plan and the Parent's Retirement Income Plan, a defined benefit plan. As of October 31, 1994, CooperSurgical has not elected to participate in the Parent's Retirement Income Plan. Costs and expenses of administration of the Parent's 401(k) Savings Plan are allocated to CooperSurgical as appropriate. These costs were not significant for the years ended October 31, 1994, 1993 and 1992.

(9) SERIES A CONVERTIBLE PREFERRED STOCK

     The Series A Convertible Preferred Stock is convertible into Common Stock on a one-to-one basis, subject to adjustment for stock splits, dividends and certain other distributions of Common Stock and has voting rights equal to the number of shares of Common Stock into which it is convertible. CooperSurgical is required to reserve for issuance, shares of Common Stock equal to the shares of Preferred Stock issued and outstanding at any given date. The Preferred Stock has a liquidation preference of $1.940625 per share and accrues cumulative dividends of $0.1940625 per share per annum. The aggregate liquidation preference of the Preferred Stock at October 31, 1994 is $20,253,000, plus cumulative dividends of $2,274,000. The Preferred Stock participates ratably with the Common Stock in any additional dividends declared beyond the cumulative dividends and in any remaining assets beyond the liquidation preference. The Series A Convertible Preferred Stock represents 99.8% of the total voting rights of all outstanding CooperSurgical stock.

                                                                   SCHEDULE VIII

                              COOPERSURGICAL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31, 1994

                                                                            ADDITIONS
                                                                     ------------------------
                                                       BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE
                                                       BEGINNING     COSTS AND       OTHER                      END OF
                   CLASSIFICATION                       OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS      YEAR
- ----------------------------------------------------   ----------    ----------    ----------    ----------    --------

Allowance for doubtful accounts:
     Year ended October 31, 1994....................      $472          $ 70        $ --          $ --           $542
                                                       ----------    ----------    ----------    ----------    --------
                                                       ----------    ----------    ----------    ----------    --------
     Year ended October 31, 1993....................      $281          $197        $ --          $      6       $472
                                                       ----------    ----------    ----------    ----------    --------
                                                       ----------    ----------    ----------    ----------    --------
     Year ended October 31, 1992....................      $272          $ 12        $ --          $      3       $281
                                                       ----------    ----------    ----------    ----------    --------
                                                       ----------    ----------    ----------    ----------    --------

3. Exhibits.

EXHIBIT
NUMBER
- -------
3.1      --Restated   Certificate  of Incorporation, as  amended, incorporated by  reference to Exhibit  4(a) to the
           Company's Registration Statement on Form S-3 (No. 33-17330) and Exhibits 19(a) and 19(c) to the Company's
           Quarterly Report on Form 10-Q for the Fiscal Quarter ended April 30, 1988.
3.2      --Amended and Restated By-Laws, incorporated by reference  to Exhibit 3.2 to the Company's Report on  Form
           8-A dated January 18, 1994.
4.1      --Second Supplemental  Indenture, dated  as of  January 6,  1994, between  the Company  and Bankers Trust
           Company, as successor trustee, with respect to the 10 5/8% Convertible Subordinated Reset Debentures  due
           2005,  incorporated by reference  to Exhibit 4.3  to the Company's  Report on Form  8-A dated January 18,
           1994.
4.2      --Indenture, dated as of January  6, 1994, between the Company and  IBJ Schroder Bank & Trust Company,  as
           trustee, with respect to the 10% Senior Subordinated Secured Notes due 2003, incorporated by reference to
           Exhibit 4.8 to the Company's Report on Form 8-A dated January 18, 1994.
4.3      --Pledge Agreement, dated January 6, 1994, by the Company  in favor of IBJ Schroder Bank & Trust Company, as Trustee, incorporated by reference to  Exhibit 4.9 to the Company's  Report on Form 8-A dated  January
           18, 1994.
4.4      --Rights Agreement,  dated as of  October 29, 1987,  between the Company  and The First  National Bank of
           Boston, incorporated by  reference to  Exhibit 4.1  to the  Company's Current  Report on  Form 8-K  dated
           October 29, 1987.
4.5      --Amendment No.  1 to Rights  Agreement, dated  as of June  14, 1993,  between the Company  and The First
           National Bank of Boston, incorporated by reference to  Exhibit 10.4 to the Company's Quarterly Report  on
           Form 10-Q for the Fiscal Quarter ended April 30, 1993.
4.6      --Amendment No. 2 to  Rights Agreement, dated as of  January 16, 1995, between  the Company and The First
           National Bank of Boston.
4.7      --Certificate of Designation, Preferences and Rights  of Series A Junior Participating Preferred Stock  of
           The  Cooper Companies, Inc., incorporated by reference to  Exhibit 4.10 of the Company's Annual Report on
           Form 10-K for the fiscal year ended October 31, 1989.
10.1     --1988 Long Term Incentive Plan, Amended and Restated as of January 16, 1995.
10.2     --Turn-Around Incentive Plan.
10.3     --Severance Agreement entered into as  of June 10, 1991, by and  between CooperVision, Inc. and A.  Thomas
           Bender,  incorporated by reference to Exhibit 10.26 to Amendment  No. 1 to the Company's Annual Report on
           Form 10-K for the fiscal year ended October 31, 1992.
10.4     --Letter dated March 25, 1994, to A. Thomas Bender from the Chairman of the Compensation Committee of  the
           Company's Board of Directors.
10.5     --Employment Agreement dated as of  December 1, 1991, by and between  Robert S. Holcombe and the Company, incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Company's Annual Report on Form 10-K
           for the fiscal year ended October 31, 1992.
10.6     --Letter Agreement dated November 16, 1994, by and between Robert S. Holcombe and the Company.
10.7     --Severance Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the  Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Annual Report on Form 10-K
           for the fiscal year ended October 31, 1992.
10.8     --1990 Restricted Stock  Plan for Non-Employee Directors  of The Cooper  Companies, Inc., incorporated by reference to the Company's Proxy Statement dated June 15, 1990.
10.9     --Exchange Agreement,  dated June 12,  1992 by  and between the  Company and Cooper  Life Sciences,  Inc., incorporated  by reference to Exhibit  28(d) to the Company's  Current Report on Form  8-K dated June 12,
           1992.
10.10    --Settlement Agreement, dated June 12,  1992, by and between the  Company and Cooper Life Sciences,  Inc., incorporated  by reference to Exhibit  28(e) to the Company's  Current Report on Form  8-K dated June 12,
           1992.
10.11    --Exchange Agreement, dated June 14, 1993, between the Company and Cooper Life Sciences, Inc., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter  ended
           April 30, 1993.
10.12    --Registration Rights Agreement, dated June 14, 1993, between the Company and Cooper Life Sciences, Inc., incorporated by reference to Exhibit 10.3 to the  Company's Quarterly Report on Form 10-Q for the  Fiscal
           Quarter ended April 30, 1993.

EXHIBIT
NUMBER
- -------
10.13    --Settlement  Agreement,  dated June  14,  1993, between  the  Company  and Cooper  Life  Sciences, Inc., incorporated by reference to Exhibit 10.5 to the  Company's Quarterly Report on Form 10-Q for the  Fiscal
           Quarter ended April 30, 1993.
10.14    --Amendment No. 1  to Settlement Agreement of  June 14, 1993,  dated as of January  16, 1995, between the
           Company and Cooper Life Sciences, Inc.
10.15    --Stock Purchase Agreement, dated  as of April 6,  1992, by and among PSG  and Nu-Med and PsychGroup  (the
           'Agreement'),  and for  the limited  purposes set  forth therein,  Malvern, Northwestern,  South Central,
           Alliance, HGA and PSG Management are parties to the Agreement, incorporated by reference to Exhibit 10(a)
           to the Company's Current Report on Form 8-K dated May 29, 1992.
10.16    --Management Services Agreement, dated as of May 29, 1992, by and among PSG Management and South  Central,
           Malvern  and Northwestern  (the 'Management  Agreement'), together with  the Guarantee  of PsychGroup and
           Nu-Med attached thereto, incorporated by reference to Exhibit  10(b) on Form 8-K dated May 29, 1992.  The
           Schedules to the Management Agreement are not included and will be furnished upon request.
10.17    --Indemnification Agreement, dated as of  April 6, 1992, by and among  PSG and Nu-Med and PsychGroup (the
           'Indemnification Agreement'), and for the limited purposes set forth therein HGA and certain wholly-owned subsidiaries of PsychGroup  are parties to  the Indemnification Agreement,  incorporated by reference  to
           Exhibit 10(c) to the Company's Current Report on Form 8-K dated May 29, 1992.
10.18    --Agreement dated as of  September 28, 1993, among  Medical Engineering Corporation, Bristol-Myers Squibb
           Company and the Company,  incorporated by reference to  Exhibit 10.1 to the  Company's Current Report  on
           Form 8-K dated October 1, 1993.
11.1     --Calculation of Net Income per Common Share.
21.1     --Subsidiaries.
23.1     --Consent of KPMG Peat Marwick LLP.
27       --Financial Data Schedule.

       (b) Reports on Form 8-K.
           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 24, 1995.

                                          THE COOPER COMPANIES, INC.

                                          By:       /S/ ALLAN E. RUBENSTEIN
                                               .................................

                                                    ALLAN E. RUBENSTEIN
                                             CHAIRMAN OF THE BOARD OF DIRECTORS

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant and in the capacities indicated on January   , 1995.

                SIGNATURE                                     CAPACITY                            DATE
- ------------------------------------------  --------------------------------------------   -------------------

         /s/ ALLAN E. RUBENSTEIN            Chairman of the Board of Directors              January 24, 1995
 .........................................
           ALLAN E. RUBENSTEIN

           /s/ ROBERT S. WEISS              Senior Vice-President, Treasurer and Chief      January 24, 1995
 .........................................    Financial Officer
             ROBERT S. WEISS

         /s/ STEPHEN C. WHITEFORD           Vice President and Corporate Controller         January 24, 1995
 .........................................
           STEPHEN C. WHITEFORD

           /s/ A. THOMAS BENDER             Executive Vice President, Chief Operating       January 24, 1995
 .........................................    Officer and Director
             A. THOMAS BENDER

            /s/ MARK A. FILLER              Director                                        January 24, 1995
 .........................................
              MARK A. FILLER

         /s/ MICHAEL H. KALKSTEIN           Director                                        January 24, 1995
 .........................................
           MICHAEL H. KALKSTEIN

             /s/ DONALD PRESS               Director                                        January 24, 1995
 .........................................
               DONALD PRESS

           /s/ STEVEN ROSENBERG             Director                                        January 24, 1995
 .........................................
             STEVEN ROSENBERG

             /s/ MEL SCHNELL                Director                                        January 24, 1995
 .........................................
               MEL SCHNELL

                                 EXHIBIT INDEX

                                                                                                           LOCATION
                                                                                                          OF EXHIBIT
                                                                                                         IN SEQUENTIAL
EXHIBIT                                                                                                    NUMBERING
NUMBER                                      DESCRIPTION OF DOCUMENT                                         SYSTEM
- -------  ---------------------------------------------------------------------------------------------   -------------
3.1      --Restated Certificate of  Incorporation, as amended, incorporated  by reference to  Exhibit
           4(a) to the Company's Registration Statement on Form S-3 (No. 33- 17330) and Exhibits 19(a)
           and 19(c) to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended April
           30, 1988.
3.2      --Amended and Restated By-Laws,  incorporated by reference to  Exhibit 3.2 to the Company's
           Report on Form 8-A dated January 18, 1994.
4.1      --Second  Supplemental Indenture,  dated as  of January  6, 1994,  between the  Company  and
           Bankers  Trust  Company, as  successor trustee,  with  respect to  the 10  5/8% Convertible
           Subordinated Reset Debentures  due 2005, incorporated  by reference to  Exhibit 4.3 to  the
           Company's Report on Form 8-A dated January 18, 1994.
4.2      --Indenture, dated as of January 6, 1994, between the Company and IBJ Schroder Bank & Trust
           Company, as trustee, with respect  to the 10% Senior  Subordinated Secured Notes due  2003,
           incorporated  by reference to Exhibit 4.8 to the Company's Report on Form 8-A dated January
           18, 1994.
4.3      --Pledge Agreement, dated January 6,  1994, by the Company in  favor of IBJ Schroder Bank  &
           Trust Company, as Trustee, incorporated by reference to Exhibit 4.9 to the Company's Report on Form 8-A dated January 18, 1994.
4.4      --Rights Agreement, dated as of October 29, 1987, between the Company and The First National
           Bank of Boston, incorporated by reference to Exhibit 4.1 to the Company's Current Report on
           Form 8-K dated October 29, 1987.
4.5      --Amendment No. 1 to Rights  Agreement, dated as of June  14, 1993, between the Company and
           The First  National Bank  of  Boston, incorporated  by reference  to  Exhibit 10.4  to  the
           Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended April 30, 1993.
4.6      --Amendment No. 2 to Rights Agreement, dated as of January 16, 1995, between the Company and
           The First National Bank of Boston.
4.7      --Certificate  of Designation,  Preferences  and Rights  of  Series A  Junior Participating
           Preferred Stock of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.
10.1     --1988 Long Term Incentive Plan, Amended and Restated as of January 16, 1995.
10.2     --Turn-Around Incentive Plan.
10.3     --Severance Agreement entered into  as of June 10, 1991,  by and between CooperVision,  Inc.
           and  A. Thomas Bender, incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the
           Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.
10.4     --Letter dated March  25, 1994, to A.  Thomas Bender from the  Chairman of the  Compensation
           Committee of the Company's Board of Directors.
10.5     --Employment Agreement dated as of December 1,  1991, by and between Robert S. Holcombe and the Company, incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Company's
           Annual Report on Form 10-K for the fiscal year ended October 31, 1992.
10.6     --Letter  Agreement dated  November 16,  1994, by  and between  Robert S.  Holcombe and  the
           Company.
10.7     --Severance Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's
           Annual Report on Form 10-K for the fiscal year ended October 31, 1992.
10.8     --1990 Restricted  Stock Plan  for Non-Employee  Directors of  The Cooper  Companies, Inc.,
           incorporated by reference to the Company's Proxy Statement dated June 15, 1990.
10.9     --Exchange  Agreement, dated  June 12,  1992  by and  between the  Company and  Cooper  Life
           Sciences,  Inc., incorporated by reference to Exhibit 28(d) to the Company's Current Report on Form 8-K dated June 12, 1992.

                                                                                                           LOCATION
                                                                                                          OF EXHIBIT
                                                                                                         IN SEQUENTIAL
EXHIBIT                                                                                                    NUMBERING
NUMBER                                      DESCRIPTION OF DOCUMENT                                         SYSTEM
- -------  ---------------------------------------------------------------------------------------------   -------------
10.10    --Settlement Agreement,  dated June 12,  1992, by and  between the Company  and Cooper  Life
           Sciences,  Inc., incorporated by reference to Exhibit 28(e) to the Company's Current Report on Form 8-K dated June 12, 1992.
10.11    --Exchange Agreement, dated  June 14, 1993,  between the Company  and Cooper Life  Sciences,
           Inc.,  incorporated by reference to  Exhibit 10.1 to the  Company's Quarterly Report on Form
           10-Q for the Fiscal Quarter ended April 30, 1993.
10.12    --Registration Rights Agreement, dated  June 14, 1993, between  the Company and Cooper  Life
           Sciences, Inc., incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended April 30, 1993.
10.13    --Settlement Agreement, dated June 14, 1993,  between the Company and Cooper Life Sciences,
           Inc., incorporated by reference to Exhibit 10.5  to the Company's Quarterly Report on  Form
           10-Q for the Fiscal Quarter ended April 30, 1993.
10.14    --Amendment No. 1 to Settlement  Agreement of June 14, 1993,  dated as of January 16, 1995, between the Company and Cooper Life Sciences, Inc.
10.15    --Stock Purchase  Agreement, dated as  of April  6, 1992, by  and among PSG  and Nu-Med  and
           PsychGroup  (the 'Agreement'),  and for  the limited  purposes set  forth therein, Malvern,
           Northwestern, South Central, Alliance, HGA and PSG Management are parties to the Agreement, incorporated by reference  to Exhibit 10(a)  to the  Company's Current Report  on Form  8-K
           dated May 29, 1992.
10.16    --Management Services Agreement, dated as of May  29, 1992, by and among PSG Management and
           South Central, Malvern  and Northwestern  (the 'Management Agreement'),  together with  the
           Guarantee  of PsychGroup and Nu-Med attached  thereto, incorporated by reference to Exhibit
           10(b) on Form 8-K  dated May 29, 1992.  The Schedules to the  Management Agreement are  not
           included and will be furnished upon request.
10.17    --Indemnification Agreement, dated  as of April  6, 1992, by  and among PSG  and Nu-Med and
           PsychGroup (the  'Indemnification  Agreement'), and  for  the limited  purposes  set  forth therein  HGA  and  certain wholly-owned  subsidiaries  of PsychGroup  are  parties  to the
           Indemnification Agreement,  incorporated by  reference to  Exhibit 10(c)  to the  Company's
           Current Report on Form 8-K dated May 29, 1992.
10.18    --Agreement  dated  as  of  September  28,  1993,  among  Medical  Engineering Corporation,
           Bristol-Myers Squibb Company and the Company, incorporated by reference to Exhibit 10.1  to the Company's Current Report on Form 8-K dated October 1, 1993.
11.1     --Calculation of Net Income per Common Share.
21.1     --Subsidiaries.
23.1     --Consent of KPMG Peat Marwick LLP.
27       --Financial Data Schedule.

                                  STATEMENT OF DIFFERENCES

The registration symbol shall be expressed as............. 'r'
The trademark symbol shall be expressed as................ 'tm'
The pound sterling symbol shall be expressed as........... 'L'