Form 10-K405/A
period 1994-10-31
COOPER COMPANIES INC
filed 1995-02-28
CIK 711404

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549
                            ------------------------

                                  FORM 10-K-A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1994            COMMISSION FILE NO: 1-8597
                            ------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                               ON WHICH REGISTERED
- ------------------------------------------------  ------------------------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

________________________________________________________________________________

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended October 31, 1994, as set forth in the pages attached hereto:

        Item 10   -- Directors and Executive Officers of the Registrant
        Item 11   -- Executive Compensation
        Item 12   -- Security Ownership of Certain Beneficial Owners and Management
        Item 13   -- Certain Relationships and Related Transactions
        Item 14   -- Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The individuals identified in the chart below constitute the current directors and executive officers of The Cooper Companies, Inc. (the 'Company')1:

                                                    DIRECTOR
                   NAME                      AGE     SINCE                       OFFICE
- ------------------------------------------   ---    --------   ------------------------------------------

Allan E. Rubenstein, M.D..................   50       1992     Chairman of the Board of Directors
A. Thomas Bender..........................   56       1994     Executive Vice President, Chief Operating
                                                                 Officer and Director
Mark A. Filler............................   34       1992     Director
Michael H. Kalkstein......................   52       1992     Director
Donald Press..............................   61       1993     Director
Steven Rosenberg..........................   46       1993     Director
Mel Schnell...............................   49       1993     Director
Gregory A. Fryling........................   40        N/A     Vice President, Business Development
Robert S. Holcombe........................   52        N/A     Senior Vice President and
                                                                 General Counsel
Marisa F. Jacobs..........................   38        N/A     Secretary and Associate General Counsel
Audrey A. Murray..........................   51        N/A     Vice President of Risk Management and
                                                                 Employee Benefits
Robert S. Weiss...........................   48        N/A     Senior Vice President, Treasurer
                                                                 and Chief Financial Officer
Stephen C. Whiteford......................   54        N/A     Vice President and Corporate Controller

- ----------------------------------------------------------

     Allan E. Rubenstein, M.D. has been serving as Chairman of the Board since July 1994; he served as Acting Chairman of the Board from April 1993 through June 1994. He is President of MTC Imaging Services, Inc. (a medical imaging company, founded by him in 1981, providing radiologic equipment to hospitals and physicians' offices). Dr. Rubenstein is certified by the American Board of Psychiatry and Neurology and by the American Society for Neuroimaging. He has been on the faculty of the Department of Neurology at Mt. Sinai School of Medicine in New York City since 1976, and currently is Associate Professor and Director of the Mt. Sinai Neurofibromatosis Research and Treatment Center. Dr. Rubenstein has authored two books on neurofibromatosis and is Medical Director for the National Neurofibromatosis Foundation.

     A. Thomas Bender has been serving as the Chief Operating Officer of the Company since August 1994 and as Executive Vice President since March 1994. He served as Acting Chief Operating Officer from March 1994 to August 1994, and as Senior Vice President, Operations from October 1992 to February 1994. He has also served as President of CooperVision, Inc., the Company's contact lens subsidiary, since June 1991. Between 1966 and June 1991, Mr. Bender held a variety of positions at Allergan, Inc. (a manufacturer of eye and skin care products), including Corporate Senior Vice President, and President and Chief Operating Officer of Allergan's Herbert Laboratories, Dermatology Division.

     Mark A. Filler has been Executive Vice President of Prism Mortgage Company (a mortgage broker) since June 1994. He is also serving as a director and a consultant to UreSil, L.P. (a manufacturer

- ------------
1 Nicholas  J.  Pichotta  (50), President  and  Chief Executive  Officer  of the
  Company's  subsidiary,  CooperSurgical,  Inc.,  and  Mark  R.  Russell   (45),
  President and Chief Executive Officer of the Company's subsidiary, Hospital Group of America, Inc., are significant employees, as such term is used in
  Item 401(c) of Regulation S-K.

of disposable medical devices), for which he served as Chief Operating Officer from 1991 to May 1994. From 1989 to 1991, he was a member of the mergers and acquisition department of The Equity Group (a holding company for companies affiliated with Sam Zell).

     Michael H. Kalkstein has been a partner in the law firm of Graham & James since September 1994. He was a partner in the law firm of Berliner Cohen from 1983 through August 1994. He has been on the Board of Trustees of Opera San Jose since 1984 and has been serving as its President since 1992. Mr. Kalkstein was a member of the Mayor's Task Force on Arts 2020 in San Jose, California and a member of the Governor of California's Special Task Force to implement the Agricultural Labor Relations Act.

     Donald Press has served as the Executive Vice President of Broadway Management Co., Inc. (an owner and manager of commercial office buildings) since 1981. Mr. Press, an attorney, is also a principal in Donald Press, P.C. (a law firm) located in New York City.

     Steven Rosenberg has been the Vice President and Chief Financial Officer of Cooper Life Sciences, Inc. ('CLS') (a company which recently disposed of its mortgage banking business and currently has no active operations) since 1990. From September 1987 through April 1990, Mr. Rosenberg served as President and Chief Executive Officer of Scomel Industries Inc. (an international marketing and consulting group).

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

     Gregory A. Fryling has served as Vice President, Business Development since January 1993 and has been serving as President of CooperVision Pharmaceuticals, Inc. since May 1994. He has been an officer of various subsidiaries including Vice President and Controller of The Cooper Healthcare Group from January 1990 through December 1992 and Vice President and Controller of CooperVision, Inc. from October 1988 through December 1989. He also served as Vice President and Controller of CLS (then, a manufacturer of surgical laser and ultrasonic devices) from September 1986 to September 1988.

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

     Marisa F. Jacobs has served as Secretary since April 1992 and as Associate General Counsel since November 1989. From July 1987 until October 1989, she served as Vice President of Prism Associates, Inc. (a business consulting firm of which she was a co-founder). From September 1981 to October 1987, she was an associate with the law firm of Reavis & McGrath (now Fulbright & Jaworski).

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

     Two of the Company's seven directors, Steven Rosenberg and Mel Schnell, were first elected as directors at the 1993 Annual Meeting at the request of CLS, the Company's largest shareholder, pursuant to the terms of a settlement agreement dated June 14, 1993 between the Company and CLS. One director, Donald Press, first became a director on August 10, 1993, also at the request of CLS. Messrs. Press, Rosenberg and Schnell were re-elected to the Board at the 1994 annual meeting of stockholders pursuant to such agreement. For information with respect to the settlement agreement and certain contractual rights and obligations of CLS pertaining to the transfer and voting of shares of the Company's common stock and the composition of the Board of Directors, see Item
13. 'Certain Relationships and Related Transactions -- Agreements and Transactions with CLS.'

Section 16(a) Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the 'Securities Act'), requires the Company's officers, directors and persons owning more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership of all equity and derivative securities of the Company with the Securities and Exchange Commission (the 'SEC'), The New York Stock Exchange, Inc. and the Pacific Stock Exchange Incorporated. The SEC regulations also require that a copy of all such Section 16(a) forms filed must be furnished to the Company by the officers, directors and greater than ten-percent shareholders.

     Based solely on a review of the copies of such forms and amendments thereto received by the Company, or written representations from the Company's officers and directors that no Forms 5 were required to be filed, the Company believes that during 1994 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent shareholders were met.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The table below shows compensation paid in or with respect to each of the last three fiscal years to the person who served as the Company's chief executive officer during fiscal 1994, each of the persons who were, for the fiscal year ended October 31, 1994, the four most highly compensated executive officers of the Company and one former executive officer.

                                                    ANNUAL COMPENSATION
                                      -----------------------------------------------
         NAME AND PRINCIPAL                                            OTHER ANNUAL
             POSITIONS                YEAR    SALARY        BONUS     COMPENSATION(3)
- ------------------------------------  ----   --------      --------   ---------------

Allan E. Rubenstein(1) .............  1994   $ 68,694(2)          0       N/A
Chairman of the Board                 1993   $ 63,625(2)          0       N/A

A. Thomas Bender ...................  1994   $243,583      $168,191       N/A
Executive Vice President and Chief    1993   $188,285      $128,034       N/A
Operating Officer                     1992   $185,450      $128,492       N/A

Robert S. Holcombe .................  1994   $239,167      $166,220       N/A
Senior Vice President and             1993   $227,500      $ 11,375       N/A
General Counsel                       1992   $211,174(7)   $ 39,600       N/A

Mark R. Russell ....................  1994   $249,828      $135,196       N/A
President and CEO of                  1993   $237,489      $ 35,688       N/A
Hospital Group of                     1992*  $ 87,992             0       N/A
America, Inc.

Robert S. Weiss ....................  1994   $247,271(7)   $155,690       N/A
Senior Vice President,                1993   $236,391(7)   $ 10,319       N/A
Treasurer and Chief                   1992   $210,000(7)   $ 39,000       N/A
Financial Officer

Steven G. Singer(11) ...............  1994   $208,667(12)         0       N/A
                                      1993   $302,500      $118,906       N/A
                                      1992   $324,674(7)          0      $98,459(13)

                                                        LONG TERM COMPENSATION
                                       ---------------------------------------------------------
                                               AWARDS
                                       -----------------------     PAYOUTS
                                       RESTRICTED  SECURITIES    ------------
         NAME AND PRINCIPAL             STOCK      UNDERLYING        LTIP          ALL OTHER
             POSITIONS                  AWARDS    OPTIONS/SARS     PAYOUTS      COMPENSATION(6)
- ------------------------------------   --------   ------------   ------------   ----------------
Allan E. Rubenstein(1) .............          0             0             0                0
Chairman of the Board                         0             0      $  1,770                0

A. Thomas Bender ...................   $ 16,000(4)    100,000             0         $    524
Executive Vice President and Chief            0         3,220      $  7,080                0
Operating Officer                             0        10,000(5)   $ 12,625                0

Robert S. Holcombe .................   $ 48,000(8)          0             0         $  1,300
Senior Vice President and                     0        23,940      $  3,717         $    651
General Counsel                               0             0             0         $    362

Mark R. Russell ....................   $ 16,000(9)          0             0         $  1,118
President and CEO of                          0        21,840             0         $  1,118
Hospital Group of                             0        80,000(5)          0              574
America, Inc.

Robert S. Weiss ....................   $ 48,000        40,000             0         $    786
Senior Vice President,                        0             0      $ 10,620         $    447
Treasurer and Chief                           0             0             0         $    362
Financial Officer

Steven G. Singer(11) ...............   $192,001(14)         0      $472,506(15)     $205,609(16)
                                              0             0             0         $  1,791
                                              0             0             0         $  1,782

- ------------

* All amounts shown for fiscal 1992 cover the period from May 29, 1992, when Hospital Group of America, Inc. was acquired by the Company, through October 31, 1992.

 (1) Dr. Rubenstein assumed the position of Acting Chairman of the Board in April 1993. He served in that position through June 1994; in July 1994, he assumed the position of Chairman of the Board.

 (2) See 'Executive Compensation -- Compensation of Directors' for a description of compensation paid to non-employee directors.

 (3) Excludes perquisites received as the value thereof did not exceed ten percent of any listed person's annual salary and bonus.

 (4) As of October 31, 1994, Mr. Bender owned 11,111 shares of restricted stock; the aggregate fair market value of those shares was $28,444 as of October 31, 1994. Restrictions will be removed from the 11,111 shares on May 25, 1996, assuming Mr. Bender is still an employee of the Company. Those shares are eligible to receive any dividends paid by the Company prior to the removal of restrictions therefrom.

 (5) Cancelled and replaced by the option granted in 1993 for a smaller number of shares bearing a lower exercise price.

 (6) With the exception of Mr. Singer, consists of a $200 contribution by the Company to a 401(k) account (for each person other than Mr. Bender) and premiums on life insurance policies.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (7) Includes directors' fees paid to: (i) Mr. Holcombe during a portion of fiscal 1992, (ii) Mr. Singer during a portion of fiscal 1992 and (iii) Mr. Weiss during a portion of fiscal 1992, all of fiscal 1993 and a portion of fiscal 1994.

 (8) As of October 31, 1994, Mr. Holcombe owned 33,333 shares of restricted stock; the aggregate market value of those shares was $85,332 as of October 31, 1994. Restrictions were removed from those shares on January 3, 1995 in connection with the entering into of an amendment dated November 16, 1994 to Mr. Holcombe's Employment Agreement with the Company, which reduced the severance to which Mr. Holcombe would be entitled if his employment terminated under certain circumstances. See 'Executive
     Compensation -- Contracts.'

 (9) As of October 31, 1994, Mr. Russell owned 11,111 shares of restricted stock; the aggregate market value of those shares was $28,444 as of October 31, 1994. Restrictions will be removed from those shares on May 25, 1996, assuming Mr. Russell is still an employee of the Company. Those shares are eligible to receive any dividends paid by the Company prior to the removal of restrictions therefrom.

(10) As of October 31, 1994, Mr. Weiss owned 33,333 shares of restricted stock; the aggregate market value of those shares was $85,332 as of October 31, 1994. Restrictions will be removed from those shares on May 25, 1996, assuming Mr. Weiss is still an employee of the Company. Those shares are eligible to receive any dividends paid by the Company prior to the removal of restrictions therefrom.

(11) Mr. Singer, the Company's former Executive Vice President and Chief Operating Officer, commenced a leave of absence on March 29, 1994, which continued through his termination on June 30, 1994.

(12) Through June 30, 1994, the date on which Mr. Singer's employment with the Company terminated. For a description of the agreement pursuant to which Mr. Singer's employment was terminated, see 'Executive
     Compensation -- Contracts.'

(13) Amount received upon exercise of phantom stock units awarded under the Company's 1988 Long Term Incentive Plan.

(14) Represents the fair market value on the date of grant of 133,334 shares of restricted stock granted to Mr. Singer in fiscal 1994 in connection with the Turn-Around Incentive Plan. Restrictions were removed from these shares in connection with the termination of Mr. Singer's employment with the Company.

(15) Represents the taxable gain recognized in fiscal 1994 by Mr. Singer upon the removal of restrictions from 182,611 shares of restricted stock in connection with the termination of Mr. Singer's employment with the Company.

(16) Represents a $200 contribution by the Company to Mr. Singer's 401(k) account, the premium on a life insurance policy and the value of cash paid and equipment transferred to Mr. Singer in fiscal 1994 in connection with the termination of Mr. Singer's employment with the Company.

              OPTION GRANTS IN FISCAL YEAR ENDED OCTOBER 31, 1994

                                                                     PERCENT OF
                                                                   TOTAL OPTIONS                                GRANT
                                                                     GRANTED TO      EXERCISE                    DATE
                                                        OPTIONS     EMPLOYEES IN     PRICE PER                 PRESENT
                        NAME                            GRANTED     FISCAL YEAR        SHARE      EXP. DATE    VALUE(3)
- -----------------------------------------------------   -------    --------------    ---------    ---------    --------

A. Thomas Bender.....................................   25,000(1)       6.10%          $1.06       3/29/04     $12,358
                                                        25,000(1)       6.10%          $1.06       3/29/04     $12,358
                                                        25,000(1)       6.10%          $1.06       3/29/04     $12,358
                                                        25,000(1)       6.10%          $1.06       3/29/04     $12,358
Robert S. Holcombe...................................        0
Allan E. Rubenstein..................................        0
Mark R. Russell......................................        0
Robert S. Weiss......................................   10,000(2)       2.44%          $2.56      10/27/04     $13,453
                                                        10,000(2)       2.44%          $2.56      10/27/04     $13,453
                                                        10,000(2)       2.44%          $2.56      10/27/04     $13,453
                                                        10,000(2)       2.44%          $2.56      10/27/04     $13,453
Steven G. Singer.....................................        0

- ------------

(1) For Mr. Bender's option to vest, two tests must be met simultaneously: (a) Mr. Bender shall remain as the Chief Operating Officer of the Company for a specified period of time following the date of grant, and (b) the price of the Company's common stock shall have reached a specified level. Specifically, 25,000 shares of the 100,000 share option became exercisable immediately, and an additional 25,000 shares will become exercisable on each of March 29, 1995, 1996 and 1997, assuming that Mr. Bender continues to serve as the Company's Chief Operating Officer. Despite the foregoing, before any portion of the option can be exercised, the Average Price (as defined in the Option Agreement) of a share of the Company's common stock must equal or exceed $1.50 per share with respect to the first 33,333 shares available for purchase under the option, $3.00 per share with respect to the second 33,333 shares and $5.00 per share with respect to the last 33,334 shares. During the period of April 1, 1999 through September 29, 2003, assuming no previous forfeiture of the option, any portion of the option which has not yet become exercisable shall become exercisable if the Average Price of a share of the common stock equals or exceeds $10.00. If any portion of the option has not become exercisable by September 30, 2003, and the option has not previously been forfeited, it shall become exercisable on that date. Vesting could be accelerated upon the occurrence of certain events relating to a change in control of the Company.

(2) Twenty-five percent of the 40,000 share option became exercisable upon grant. The remaining shares will become exercisable in 25% increments when the Average Price (as defined in the Option Agreement) of a share of the Company's common stock equals or exceeds $4.00, $5.00 and $6.00, respectively, if Mr. Weiss is still employed by the Company on those dates. If any portion of the option has not become exercisable by July 27, 2004, it shall become exercisable on that date, provided Mr. Weiss is still an employee of the Company.

(3) Calculated using the Minimum Value Option Pricing model and assuming a rate of 6.48% on U.S. Treasury Bonds for Mr. Bender and 7.74% for Mr. Weiss. Minimum Option Value per share equals the fair market value of the Company's common stock on the date of grant less the quotient of the option exercise price divided by the sum of one plus the Treasury Bond interest rate raised to the power equal to the number of years constituting the option term. The actual value, if any, of the options will depend on the amount by which the price at which the shares underlying the option are ultimately sold exceeds the exercise price of the option.

                AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED
               OCTOBER 31, 1994 AND FISCAL YEAR-END OPTION VALUES

                                                                      NUMBER OF SECURITIES
                                                                     UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                           SHARES                    OPTIONS AT FISCAL YEAR       IN-THE-MONEY OPTIONS AT
                                         ACQUIRED ON     VALUE                 END                    FISCAL YEAR END
                 NAME                     EXERCISE      REALIZED    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
- --------------------------------------   -----------    --------    -------------------------    -------------------------

A. Thomas Bender......................      3,220        $7,052           25,000/75,000               $37,500/$112,500
Robert S. Holcombe....................          0             0                23,940/0                     $47,880/$0
Allan E. Rubenstein...................          0             0                     0/0                          $0/$0
Mark R. Russell.......................          0             0                21,840/0                     $43,680/$0
Robert S. Weiss.......................          0             0           20,000/30,000                          $0/$0
Steven G. Singer......................          0             0                     0/0                          $0/$0

Retirement Income Plan

     The Company's Retirement Income Plan was adopted in December 1983. All employees of the Company and its participating subsidiaries who work at least 1,000 hours per year are eligible to become members of the plan. For services performed after December 31, 1988, members are entitled to an annual retirement benefit equal to .6% of base annual compensation up to $10,000 and 1.2% of base annual compensation which exceeds $10,000 but is not in excess of the applicable annual maximum compensation permitted to be taken into account under Internal Revenue Service guidelines for each year of service. For service prior to January 1, 1989, members are entitled to an annual retirement benefit equal to .75% of base annual compensation up to the Social Security Wage Base in effect that year and 1.5% of base annual compensation in excess of the Social Security Wage Base for each year of service.

     The estimated annual benefits payable under this plan upon retirement (at the normal retirement age of 65) for Messrs. Bender, Holcombe and Weiss are approximately $21,000, $31,000 and $53,000, respectively2. The amount indicated for Mr. Holcombe does not reflect the impact of the additional years of service that will be attributed to him (see 'Executive Compensation -- Contracts'). Mr. Singer, who is vested under the plan and whose employment with the Company has been terminated, will, upon reaching age 65, be entitled to receive a pension of $11,981 per year. Neither Mr. Russell nor Dr. Rubenstein is a participant in the plan.

Contracts

     The Company is a party to employment or agreements with Robert S. Holcombe and Robert S. Weiss. CooperVision, Inc., one of the Company's subsidiaries, is a party to an agreement with A. Thomas Bender. Hospital Group of America, Inc., another subsidiary, is a party to an agreement with Mark R. Russell. Each agreement provides that employment shall continue until terminated, except the agreement relating to Mr. Russell, which expires on July 1, 1997. Compensation paid pursuant thereto and awards under the Company's 1988 Long Term Incentive Plan (the 'LTIP') are set forth on the foregoing tables. Subject to the amendments described below with respect to Messrs. Bender and Holcombe, if (i) the Company or relevant subsidiary terminates the employee without Cause or (ii) the employee terminates his employment for Good Reason or following a Change in Control (as each term is defined in the relevant agreement), the Company or the relevant subsidiary will pay Mr. Bender 200% and each of Messrs. Holcombe, Russell and Weiss 150% of his annual base salary (such percentage to be reduced to 100% for Mr. Weiss if the termination arises out of a Change in Control). In addition, Messrs. Bender, Holcombe and Weiss would continue to participate in the Company's or relevant subsidiary's various insurance plans for a period of up to 24 months, 18 months and 18 months, respectively, and to receive a pro rata share of any amounts that would have been payable to him under the Company's Incentive Payment Plan (or any comparable plan then in effect) based on the number of

- ------------
2 These numbers have declined from estimates reported in previous years due to the lowering by the Internal Revenue Service of the maximum wages on which qualified pension benefits can be computed and awarded.

months he served during the year in which the termination occurs. Each of those individuals would also become fully vested in all benefits due under the Retirement Income Plan. In the case of Mr. Holcombe, his credited service for the purpose of determining the amount of his retirement benefit will be increased by an additional five years of deemed employment. In the event that employment is terminated by death or by the employee in the absence of Good Reason, benefits will not continue beyond the date of termination, no more than three months of severance will be paid and no portion of the Incentive Payment Plan bonus will be paid. The agreements between the Company and each of Messrs. Holcombe and Weiss have been guaranteed by certain of the Company's subsidiaries.

     In March 1994, Mr. Bender's employment agreement was amended in connection with his assumption of additional responsibilities. Information relating to Mr. Bender's salary, bonus and grant of a stock option under the Company's LTIP is contained in the charts appearing prior to this section. In addition, the amendment provides for Mr. Bender to receive additional grants under the LTIP in each of March 1995, 1996 and 1997, of options to purchase up to 33,333 shares of the Company's common stock at the then current fair market value of such shares provided he is still serving as the Company's Chief Operating Officer. The agreement further provides that if Mr. Bender is asked, at any time, to relinquish the position of Chief Operating Officer of the Company, such relinquishment will not entitle Mr. Bender to terminate his employment for Good Reason and will not constitute a termination under the agreement so long as Mr. Bender remains in the position of President of CooperVision, Inc.

     On November 16, 1994, Mr. Holcombe and the Company amended Mr. Holcombe's employment agreement to eliminate his ability to terminate his employment with Good Reason as a result of the Change in Control occasioned by the departure from the Company of certain members of senior management. In addition, the severance payments and the duration of post-termination benefits to which Mr. Holcombe would be entitled if his employment is terminated by the Company under certain conditions or if he elects to terminate his employment under certain conditions were decreased from 150% to 125% of annual base salary and from 18 months to 15 months of post-termination benefits. In exchange for agreeing to those amendments, Mr. Holcombe received a payment of $47,500 in November 1994 and had restrictions removed from 33,333 shares of restricted stock on January 3, 1995.

     Mr. Singer's employment with the Company was terminated pursuant to a settlement agreement executed on August 30, 1994 but which was retroactively effective to June 30, 1994. In connection with that termination, Mr. Singer made certain representations and warranties relating to noncompetition with the Company and nondisclosure of any of the Company's proprietary information. Mr. Singer, on behalf of himself and all members of his family other than Gary Singer, released the Company from liability for certain legal fees and granted a release from any claims relating to any aspect of any relationship between the Company and the above-mentioned Singers. Mr. Singer received from the Company payment for his accrued but unused vacation time, additional cash payments of approximately $60,000 to Mr. Singer and $25,000 to an attorney representing Mr. Singer in connection with Company matters, 315,945 shares of the Company's common stock from which all restrictions had been removed and the furnishings of his office. Until June 1997, the Company will continue to provide Mr. Singer with medical and life insurance along with a monthly stipend of $2,000 to cover the costs of office and secretarial services and an automobile lease. Mr. Singer will remain eligible for an award of restricted stock granted to him under the Company's 1993 Turn-Around Incentive Plan if certain of that Plan's thresholds are satisfied before June 30, 1997. The Company released Mr. Singer and his relatives other than Gary Singer from claims relating to the relationship between the Company and Mr. Singer and events relating to certain legal proceedings in which Mr. Singer and/or Gary Singer were named as defendants, except that the Company retained the right to assert claims against any disgorgement or restitution fund established in connection with those legal proceedings.

     Under the Company's LTIP and the 1990 Non-Employee Director Restricted Stock Plan (the 'RSP'), upon the occurrence of a Change in Control and, under the Company's LTIP, upon the occurrence of a Potential Change in Control (as such terms are defined in the LTIP and the RSP), restrictions will be removed from restricted shares, options will become exercisable and, unless otherwise determined by the LTIP Administrative Committee prior to any Change in Control, the value of all outstanding stock options will be cashed out on the basis of the Change in Control Price (as defined in the LTIP) as of the date such Change in Control or Potential Change in Control is determined to have occurred. On January 16, 1995, the Board of Directors amended the LTIP to provide that, with certain exceptions, the occurrence of a Change in Control or a Potential Change in Control would have no effect on any awards made under the LTIP subsequent to December 19, 1994.

Compensation of Directors

     Prior to May 23, 1994, each director of the Company received a payment of $7,500 per quarter (or an amount pro-rated to take into account the length of service during such quarter); with the election of Mr. Bender to the Board on May 23, 1994, the Board determined that quarterly payments would be suspended with respect to any director who is also an employee of the Company. With respect to each director who is not also a paid employee of the Company, the Board implemented a scaled-back fee schedule on September 13, 1994. Each non-employee director is now entitled to receive fees ranging from $125 to $1,000 for each meeting of the Board of Directors or a Committee of the Board attended (unless two or more meetings are held on the same day, in which case the maximum fee payable in connection with that day's meetings remains at $1,000) and $1,000 per day for other days during which substantially all of such director's time is spent on affairs of the Company, or a pro-rated amount for work which takes less than a full day. In addition, each Committee Chairman is entitled to receive a fee of $1,000 per year for serving as a Committee Chairman.

     On April 26, 1990, the Company's Board of Directors adopted the 1990 Non-Employee Directors Restricted Stock Plan (the 'RSP'), which grants to each current and future director of the Company who is not also an employee of the Company or any subsidiary of the Company ('Non-Employee Director') the right to purchase, for $.10 per share, shares of the Company's common stock, subject to certain restrictions. One hundred thousand (100,000) shares of the Company's common stock were authorized and reserved for issuance under the RSP. Shares which are forfeited become available for new awards under such plan.

     Under this plan, each Non-Employee Director automatically receives the opportunity to purchase 5,000 restricted shares upon initial election or appointment to the Board. The plan provides that restrictions shall lapse in 1,000-share increments, and that 1,000 shares shall therefore become nonforfeitable and freely transferable each time after the date of grant that the Average Price (as defined in the RSP) of the Company's common stock equals or exceeds for the first time each of the following percentages of increase over the Average Price on the date of grant of the award: 18%, 36%, 54%, 72% and 90%. Furthermore, upon the occurrence of a Change in Control as defined in the RSP, all restrictions would be removed from any restricted shares then outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Held by Management

     The following table sets forth information regarding ownership of the Company's common stock by each of its current directors, the current executive officers named in the Summary Compensation Table and by all of the current directors and executive officers as a group.

                                                                                          COMMON STOCK BENEFICIALLY
                                                                                           OWNED AS OF JANUARY 31,
                                                                                                     1995
                                                                                          --------------------------
                                                                                          NUMBER OF      PERCENTAGE
                               NAME OF BENEFICIAL OWNER                                    SHARES         OF SHARES
- ---------------------------------------------------------------------------------------   ---------      -----------
A. Thomas Bender.......................................................................    163,331(1)           *
Mark A. Filler.........................................................................      5,300              *
Robert S. Holcombe.....................................................................     69,773(2)           *
Michael H. Kalkstein...................................................................      9,000              *
Donald Press...........................................................................      8,600(3)           *
Steven Rosenberg.......................................................................      5,000              *
Allan E. Rubenstein....................................................................      5,000              *
Mark R. Russell........................................................................     40,451(4)           *
Mel Schnell............................................................................      5,000(5)           *
Robert S. Weiss........................................................................    247,916(6)           *
All current directors and executive officers as a group (14 persons)...................    675,467(7)        1.97%

- ------------

*  Less than 1%

(1) Includes 11,111 shares as to which Mr. Bender has sole voting power but as to which disposition is restricted pursuant to the terms of the LTIP and 25,000 shares which could be acquired upon the exercise of presently exercisable stock options.

(2) Includes 23,940 shares which could be acquired upon the exercise of presently exercisable stock options.

(3) Includes 3,600 shares which could be acquired upon conversion of $18,000 principal amount of the Company's 10 5/8% Convertible Subordinated Reset Debentures (convertible at the rate of $5.00 per share) owned directly by Mr. Press or held in a trust for which he serves as trustee.

(4) Includes 11,111 shares as to which Mr. Russell has sole voting power, but as to which disposition is restricted pursuant to the terms of the LTIP and 21,840 shares which Mr. Russell could acquire upon the exercise of presently exercisable stock options.

(5) Does not include 7,467,600 shares of common stock owned by CLS, see 'Principal Securityholders'. Mr. Schnell is the President and a director of CLS.

(6) Includes 33,333 shares as to which Mr. Weiss has sole voting power, but as to which disposition is restricted pursuant to the terms of the LTIP, 7,663 shares held on account for him under the Company's 401(k) Savings Plan and 20,000 shares which Mr. Weiss could acquire upon the exercise of presently exercisable stock options.

(7) See Notes (1) through (6) for details with respect to such ownership.

Principal Securityholders

     The following table sets forth information regarding ownership of outstanding shares of the Company's common stock by those individuals or groups who have advised the Company that they own more than five percent (5%) of such outstanding shares.

                                                                                                 COMMON STOCK
                                                                                              BENEFICIALLY OWNED
                                                                                           ------------------------
                                                                                           NUMBER OF    PERCENTAGE
                                NAME OF BENEFICIAL OWNER                                    SHARES       OF SHARES
- ----------------------------------------------------------------------------------------   ---------    -----------
Cooper Life Sciences, Inc...............................................................   7,467,600        21.9%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements and Transactions with CLS

     The Company entered into a Settlement Agreement with CLS, dated June 14, 1993 (the 'Settlement Agreement'), to resolve all pending disputes with CLS and to avoid a possible costly and disruptive proxy fight, while continuing to maintain a Board of Directors the majority of whose members are independent. Pursuant to the Settlement Agreement, CLS delivered a general release of all claims (subject to exceptions for specified ongoing contractual obligations) and agreed to certain restrictions on its voting and transfer of securities of the Company, in exchange for the Company's payment of $4,000,000 in cash and delivery of 200,000 shares of CLS common stock owned by the Company (reflected in the Company's balance sheet at April 30, 1993 at its then current market value of $850,000) and a general release of claims against CLS (also subject to certain exceptions).

     Pursuant to the Settlement Agreement, the Company agreed to nominate and use its reasonable best efforts to cause, and CLS agreed to vote all shares of common stock of the Company owned by it in favor of, the election of a Board of Directors of the Company consisting of eight members, five of whom were designated by the Company and three (who are reasonably acceptable to the Company) by CLS. The number of CLS designees will decline to two if CLS owns less than 5,400,000 shares of common stock and to one if CLS owns less than 2,400,000 shares of common stock, subject to CLS's right to designate additional directors if the term of the agreement is extended under certain circumstances. A majority of the members designated by the Company were individuals who were not employees of the Company or employees, affiliates or significant stockholders of CLS ('Independent Designees'). If a new chief executive officer or chairman of the board of the Company is hired, such person may be added as an additional director.

     CLS also agreed in the Settlement Agreement not to acquire any additional securities of the Company and not to transfer any securities of the Company, except (i) transfers, during any 12-month period, of not more than 1,500,000 shares of common stock (increasing to 2,500,000 shares of common stock for so long as CLS owns more than 4,850,000 shares of common stock) to any one person or group, other than to a person or group which, without the approval of the Company's Board, has proposed certain transactions involving the Company or its securities, (ii) transfers pursuant to registered public offerings or bona fide open market sales in compliance with Rule 144 under the Securities Act, (iii) transfers of common stock pursuant to a tender or exchange offer, in an aggregate amount not to exceed 4,850,000 shares unless such offer is either a cash tender offer for all outstanding shares of common stock or the Company's Board of Directors, including a majority of the Independent Designees, has approved the offer, (iv) bona fide pledges of common stock to an unaffiliated institutional lender for borrowed money, and (v) transfers to a controlled affiliate or liquidating trust, provided the affiliate or trustee agrees to be bound by the Settlement Agreement. In addition, CLS agreed not to publicly propose any business combination with, or change of control of, the Company, make any tender offer for securities of the Company, otherwise seek control of or to influence the Board of Directors of the Company or take any action contrary to the Settlement Agreement (including actions with respect to the composition and election of the Board of Directors). CLS is free, however, to vote all voting securities owned by it as it deems appropriate on any matter brought before the Company's stockholders, other than matters relating to the election and composition of the Board.

     The agreements with respect to Board representation and voting, and the restrictions on CLS's acquisition and transfer of securities of the Company, were to terminate on June 14, 1995, or earlier if CLS beneficially owned less than 1,000,000 shares of common stock, subject to extension under certain circumstances. In January 1995, in connection with an amendment to the Company's Rights Agreement, the Company and CLS amended the 1993 Settlement Agreement to provide that the provisions relating to CLS's representation on the Company's Board, CLS's obligations with respect to voting its securities of the Company and the restrictions on CLS's acquisition and transfer of securities of the Company, will now end on the earlier of (i) the first date on which CLS beneficially owns fewer than 1,000,000 shares of the Company's outstanding common stock or (ii) October 31, 1996, or if any person (other than two specified individuals) becomes the beneficial owner of 20% or more of the outstanding shares of common stock of CLS, then on April 30, 1997.

     Following termination of the 1993 Settlement Agreement and through June 12, 2002, CLS will continue to have the contractual right that it had pursuant to a 1992 settlement agreement between CLS and the Company to designate two directors of the Company, so long as CLS continues to own at least 2,400,000 shares of common stock, or one director, so long as it continues to own at least 1,000,000 shares of common stock.

Business Relationships

     Michael H. Kalkstein, a director of the Company since April 1992, is a partner in the law firm of Graham & James, which has been compensated for legal services rendered to the Company in fiscal 1994. Mr. Kalkstein was a partner in the law firm of Berliner Cohen through August 1994. That firm was also compensated for legal services rendered to the Company in fiscal 1994.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(3) Exhibits

10.19   --  1995 Incentive Payment Plan.
10.20   --  Employment Agreement  dated as of  May 27,  1992, by and  between Mark  R. Russell and  Hospital Group of
            America, Inc.
10.21   --  Letter Agreement dated June 18, 1993, by and between Mark R. Russell and Hospital Group of America, Inc.
10.22   --  Letter Agreement dated January  11, 1995, by and  between Mark R. Russell  and Hospital Group of  America,
            Inc.
10.23   --  Settlement Agreement dated June 30, 1994 and executed  on August 30, 1994, between the Company and Steven
            G. Singer.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunder duly authorized.

                                          THE COOPER COMPANIES, INC.

                                          By         /s/ MARISA F. JACOBS
                                             ...................................
                                                      MARISA F. JACOBS
                                              SECRETARY AND ASSOCIATE GENERAL
                                                         COUNSEL

Dated: February 27, 1995

                                 EXHIBIT INDEX

                                                                                                     LOCATION OF EXHIBIT
 EXHIBIT                                                                                                IN SEQUENTIAL
  NUMBER                                    DESCRIPTION OF DOCUMENT                                     NUMBER SYSTEM
- ----------   -------------------------------------------------------------------------------------   --------------------

  10.19 --   1995 Incentive Payment Plan..........................................................
  10.20 --   Employment Agreement dated as  of May 27,  1992, by and between  Mark R. Russell  and
             Hospital Group of America, Inc. .....................................................
  10.21 --   Letter  Agreement dated June  18, 1993, by  and between Mark  R. Russell and Hospital
             Group of America, Inc. ..............................................................
  10.22 --   Letter Agreement dated January 11, 1995, by and between Mark R. Russell and  Hospital
             Group of America, Inc. ..............................................................
  10.23 --   Settlement Agreement dated June 30, 1994 and executed on August 30, 1994, between the
             Company and Steven G. Singer.........................................................