Form 10-Q
period 1995-01-31
COOPER COMPANIES INC
filed 1995-03-10
CIK 711404

                        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                            FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Quarterly Period Ended  January 31, 1995

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the transition period from          to


Commission File Number 1-8597


                    The Cooper Companies, Inc.
    (Exact name of registrant as specified in its charter)



           Delaware                      94-2657368
(State or other jurisdiction           (I.R.S. Employer
    of incorporation or               Identification No.)
       organization)



   One Bridge Plaza, Fort Lee, New Jersey      07024
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

 Common Stock, $.10 par value      34,116,722 Shares
           Class                     Outstanding at
                                   February 28, 1995

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES



                                     INDEX


                                                                  Page No.


PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheet -
                            January 31, 1995 and October 31, 1994     3

                     Consolidated Condensed Statement of
                            Operations - Three Months Ended
                            January 31, 1995 and 1994                 4

                     Consolidated Condensed Statement
                            of Cash Flows-
                            Three Months Ended January
                            31, 1995 and 1994                         5

                     Notes to Consolidated Condensed
                            Financial Statements                    6 - 9

  Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                    10 - 14

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                 15 - 16
  Item 6.         Exhibits and Reports on Form 8-K                     17

Signature                                                              18

Index of Exhibits

                         PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                 (In thousands)
                                  (Unaudited)


                                                                                    January 31,           October 31,
                                                                                       1995                  1994
                                                                                    -----------            -------
                               ASSETS
Current assets:
  Cash and cash equivalents                                                          $   4,670             $  10,320
  Receivables:
    Trade and patient accounts, net                                                     18,782                17,240
    Other                                                                                1,168                 1,012
                                                                                       -------               -------
                                                                                        19,950                18,252
                                                                                       -------               -------
  Inventories                                                                           11,420                11,696
  Other current assets                                                                   2,314                 3,237
                                                                                       -------               -------
      Total current assets                                                              38,354                43,505
                                                                                       -------               -------
Property, plant and equipment at cost                                                   45,051                45,470
  Less, accumulated depreciation and
    amortization                                                                        10,790                10,683
                                                                                       -------               -------
                                                                                        34,261                34,787
                                                                                       -------               -------
Intangibles, net:
  Excess of cost over net assets acquired                                               13,997                14,133
  Other                                                                                  1,084                 1,194
                                                                                       -------               -------
                                                                                        15,081                15,327
                                                                                       -------               -------
Other assets                                                                             1,345                 1,439
                                                                                       -------               -------

                                                                                     $  89,041             $  95,058
                                                                                       =======               =======

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current installments of long-term debt                                             $   2,707             $   1,453
  Accounts payable                                                                       5,257                 6,580
  Employee compensation, benefits and
    severance                                                                            5,621                 6,390
  Other accrued liabilities                                                             15,037                17,728
  Income taxes payable                                                                  10,120                10,105
                                                                                       -------               -------
      Total current liabilities                                                         38,742                42,256
                                                                                       -------               -------
Long-term debt                                                                          44,189                45,989
Other noncurrent liabilities                                                             8,944                10,467
                                                                                       -------               -------
      Total liabilities                                                                 91,875                98,712
                                                                                       -------               -------

Stockholders' deficit:
  Common stock, $.10 par value                                                           3,412                 3,388
  Additional paid-in capital                                                           180,466               179,883
  Translation adjustments                                                                 (458)                 (396)
  Accumulated deficit                                                                 (186,254)             (186,529)
                                                                                       -------               -------
      Total stockholders' deficit                                                       (2,834)               (3,654)
                                                                                       -------               -------
                                                                                     $  89,041             $  95,058
                                                                                       =======               =======


                                                         See accompanying notes.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                    (In thousands, except per share figures)
                                  (Unaudited)


                                                                                                           Three Months Ended
                                                                                                               January 31,
                                                                                                      1995                    1994
                                                                                                  --------                  -------
Net service revenue                                                                               $ 10,492                 $ 11,031
Net sales of products                                                                               12,718                   11,876
                                                                                                  --------                 --------
         Net operating revenue                                                                      23,210                   22,907
                                                                                                  --------                 --------
Cost of services provided                                                                           10,104                    9,839
Cost of products sold                                                                                4,232                    4,125
Research and development expense                                                                     1,067                    1,156
Selling, general and administrative
  expense                                                                                            6,615                    8,764
Provision for settlement of disputes
  (credit)                                                                                            (328)                   1,950
Debt restructuring costs                                                                                 -                      429
Amortization of intangibles                                                                            212                      210
Investment income (loss), net                                                                          124                     (351)
Gain on sales of assets and businesses,
  net                                                                                                    -                      214
Other income, net                                                                                        1                       35
Interest expense                                                                                     1,090                    1,402
                                                                                                  --------                 --------
Income (loss) before income taxes                                                                      343                   (5,070)
Provision for income taxes                                                                              68                       80
                                                                                                  --------                 --------

Net income (loss)                                                                                 $    275                 $ (5,150)
                                                                                                  ========                 ========

Net income (loss) per common share                                                                $   0.01                 $  (0.17)
                                                                                                  ========                 ========

Average number of common shares outstanding                                                         34,757                   30,410
                                                                                                  ========                 ========






                            See accompanying notes.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                                         Three Months Ended
                                                                                                             January 31,
                                                                                                    1995                      1994
                                                                                                  ---------                 -------

Net cash used by operating activities                                                             $ (5,008)                $ (3,375)
                                                                                                  --------                 --------
Cash flows from investing activities:
  Cash from sales of assets and
    businesses (including releases of
    cash from escrow)                                                                                   78                    2,622
  Sales of temporary investments                                                                        37                    2,051
  Purchases of property, plant and
    equipment                                                                                         (341)                    (144)
                                                                                                  --------                 --------
Net cash provided (used) by investing
  activities                                                                                          (226)                   4,529
                                                                                                  --------                 --------

Cash flows from financing activities:
  Payments associated with the Exchange
    Offer and Consent Solicitation including
    debt restructuring costs                                                                             -                   (5,043)
  Payments of current installments of
    long-term debt                                                                                    (416)                    (363)
                                                                                                  --------                 --------
Net cash used by financing activities                                                                 (416)                  (5,406)
                                                                                                  --------                 --------

Net decrease in cash and cash equivalents                                                           (5,650)                  (4,252)
Cash and cash equivalents - beginning of
  period                                                                                            10,320                   10,113
                                                                                                  --------                 --------

Cash and cash equivalents - end of period                                                         $  4,670                 $  5,861
                                                                                                  ========                 ========

Cash paid for:
         Interest                                                                                 $    916                 $    407
                                                                                                  ========                 ========
         Income taxes                                                                             $     53                 $     25
                                                                                                  ========                 ========


In January 1994 the Company issued $22,000,000 of 10% Senior Subordinated Secured Notes due 2003 and paid approximately $4,350,000 in cash (exclusive of transaction costs) in exchange for approximately $30,000,000 of 10-5/8% Convertible Subordinated Reset Debentures due 2005.




                            See accompanying notes.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


Note 1.  General

The Cooper Companies, Inc. and its subsidiaries (the "Company") develop, manufacture and market healthcare products, including a range of contact lenses and diagnostic and surgical instruments and accessories. The Company also provides healthcare services through the ownership and operation of certain psychiatric facilities and the management of other such facilities.

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). Readers are encouraged to refer to the Company's 1994 Form 10-K when reviewing interim financial results.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of January 31, 1995 and October 31, 1994 and the consolidated results of its operations and its consolidated cash flows for the three months ended January 31, 1995 and 1994. With the exception of certain adjustments discussed in Part I, Item 2 under "Settlement of Disputes," such adjustments consist only of normal and recurring adjustments. Certain reclassifications have been applied to prior period financial statements to conform such statements to the current period's presentation. None of such reclassifications had any impact on the prior period's net loss.

Note 2. Legal Proceedings

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

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


The First Amended Derivative Complaint alleges that certain directors of the Company and Gary A. Singer, as Co-Chairman of the Board of Directors, caused or allowed the Company to be a party to a "trading scheme" to "frontrun" high yield bond purchases by the Keystone Custodian Fund, Inc., a group of mutual funds. The First Amended Derivative Complaint also alleges that the defendants violated their fiduciary duties to the Company by not vigorously investigating certain allegations of securities fraud. The First Amended Derivative Complaint requests that the Court order the defendants (other than the Company) to pay damages and expenses to the Company and certain of the defendants to disgorge their profits to the Company. On October 16, 1992, the defendants moved to dismiss the First Amended Derivative Complaint on grounds that such Complaint fails to comply with Delaware Chancery Court Rule 23.1 and that Count III of the First Amended Derivative Complaint fails to state a claim. No further proceedings have taken place. The Company has been advised by the individual directors named as defendants that they believe they have meritorious defenses to this lawsuit and intend vigorously to defend against the allegations in the First Amended Derivative Complaint. The parties have engaged in preliminary settlement negotiations; however, there can be no assurances that these discussions will be concluded successfully.

The Company was named as a nominal defendant in a purported shareholder derivative action entitled Bruce D. Sturman v. Gary A. Singer, Steven G. Singer, Brad C. Singer, Martin Singer, John D. Collins II, Back Bay Capital, Inc., G. Albert Griggs, Jr., John and Jane Does 1-10 and The Cooper Companies, Inc., which was filed on May 26, 1992 in the Supreme Court of the State of New York, County of New York. The plaintiff, Bruce D. Sturman, a former officer and director of the Company, alleged that Gary A. Singer, as Co-Chairman of the Board of Directors, and various members of the Singer family caused the Company to make improper payments to alleged third-party co-conspirators as part of the "trading scheme" that was the subject of the First Amended Derivative Complaint referred to above. The complaint requested that the Court order the defendants (other than the Company) to pay damages and expenses to the Company, including reimbursement of payments made by the Company to the co-conspirators, and to disgorge their profits to the Company. Pursuant to its decision and order, filed August 17, 1993, the Court dismissed this action under New York Civil Practice Rule 327(a). On September 22, 1993, the plaintiff filed a Notice of Appeal, and the appeal was heard by the Appellate Division of the Supreme Court in early January 1995; no decision has been rendered by the Appellate Division to date.

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

See Part II, Item 1 herein for a discussion of certain other litigation matters.

Note 3.  Inventories

Inventories are stated at the lower of cost, determined on a first in, first out or average cost basis, or market.

The components of inventories are as follows:

                                           January 31,               October 31,
                                              1995                      1994
                                           ----------                ----------
                                                       (In thousands)

Raw materials                                $ 3,144                   $ 3,197
Work-in-process                                  901                       973
Finished goods                                 7,375                     7,526
                                              ------                    ------
                                             $11,420                   $11,696
                                              ======                    ======

Note 4.  Long-Term Debt

Long-term debt consists of the following:


                                           January 31,               October 31,
                                              1995                      1994
                                           ----------                ----------
                                                       (In thousands)

10% Senior Subordinated
  Secured Notes due 2003                     $25,255                   $25,410
10-5/8% Convertible Sub-
  ordinated Reset Debentures
  due 2005                                     9,212                     9,210
Bank term loan                                10,389                    10,556
Industrial Revenue Bonds                       1,870                     2,000
Capitalized leases                               170                       266
                                              ------                    ------
                                              46,896                    47,442
Less current installments                      2,707                     1,453
                                              ------                    ------
                                             $44,189                   $45,989
                                              ======                    ======

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


References to Note numbers below are references to the Notes to Consolidated Condensed Financial Statements of the Company located in Item 1. herein.

                         CAPITAL RESOURCES & LIQUIDITY

Although the Company reported a profit in the first quarter of 1995, previously anticipated requirements to make payments, principally related to the settlement of disputes and legal fees, resulted in a decrease to cash and cash equivalents of $5,650,000. The Company currently anticipates that, at least for the remainder of fiscal 1995, it is likely to continue experiencing negative cash flows, since payments required pursuant to certain litigation settlement agreements (other than those already settled in the first quarter) and other costs related to disputes which could be incurred (see Part II, Item 1 Legal Proceedings), together with funds to be used for strategic research projects, are likely to exceed the positive cash flows generated by the Company's established operating businesses. The foregoing notwithstanding, management believes that the successful settlement of certain disputes and litigation, the implementation of cost-cutting programs and the performance of its established businesses, in concert with the financing discussed below, should result in the Company being in a position to satisfy its short to mid-term cash requirements.

In September 1994, the Company's CooperVision, Inc. subsidiary ("CVI") entered into a credit agreement with a commercial lender providing for advances of up to $8,000,000. On February 27, 1995, CVI initiated the use of the agreement by drawing down $3,000,000. This credit agreement, together with the approximate $4,700,000 in cash the Company had on hand as of January 31, 1995, affords the Company flexibility in planning future cash requirements and assures short to mid-term financing of its strategic research projects. The Company is also exploring other potential sources of cash, including sales and leasebacks, factoring, out-licensing rights to one or more of its strategic research projects and new issuances of stock.


                            RESULTS OF OPERATIONS

Three Months Ended January 31, 1995 Compared with Three Months Ended January 31, 1994.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations



NET SERVICE REVENUE: Hospital Group of America, Inc.'s ("HGA") net service revenue consists of the following:



                                         Three Months Ended               %
                                             January 31,               Increase
                                       1995              1994         (Decrease)
                                      ------            ------         --------
                                                     (In Thousands)

Net patient revenue                  $ 9,992            $10,531         ( 5%)
Management fees                          500                500           -
                                      ------             ------
                                     $10,492            $11,031         ( 5%)
                                      ======             ======



Net patient revenue decreased by $539,000 or 5% vs. the first quarter of 1994. Revenues have been pressured by the current industry trend towards increased managed care, which results in decreased daily rates and declines in average lengths of stay. Management is endeavoring to mitigate those pressures by increasing the number of admissions to its hospitals, and by providing outpatient and other ancillary services outside of its hospitals. In addition, the current dispute with the Hampton Medical Group (see Part II, Item 1 "Legal Proceedings") has resulted in reduced revenues at Hampton Hospital by $300,000 compared with the fiscal 1994 first quarter. Management fees result from a contract to manage three psychiatric facilities, which contract will expire by its terms in May 1995, unless extended by mutual agreement.

NET SALES OF  PRODUCTS:   Net sales of  products   increased     by  $842,000 or
approximately 7%.




                                         Three Months Ended               %
                                             January 31,               Increase
                                       1995               1994        (Decrease)
                                      ------             ------       ----------
                                                     (In Thousands)

CVI                                  $ 9,322            $ 8,560           9%
CooperSurgical, Inc. ("CSI")           3,380              3,249           4%
CooperVision Pharmaceuticals,
  Inc. ("CVP")                            16                 67         (76%)
                                      ------             ------
                                     $12,718            $11,876           7%
                                      ======             ======



Net sales of CVI increased both domestically and in Canada. The primary contributors to the growth included increased sales of the Preference spherical product line, the Hydrasoft'r' toric and Preference Toric'tm' product lines, the latter of which was launched in the fourth quarter of fiscal 1994. These increases were partially offset by anticipated decreases in sales of more mature product lines.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Net sales of CSI increased in its gynecology product lines (which include LEEP'tm' instruments) by 2% and its cryosurgical products by 29% (principally international); the increases were offset by reduced sales of endoscopy products.

COST OF SERVICES PROVIDED: Cost of services provided represents all of the costs (other than financing costs) incurred by HGA in generating its net service revenues. The results of subtracting cost of services provided from net service revenue is a profit of $388,000 or 3.7% of net service revenue in the first quarter of 1995 and $1,192,000 or 10.8% of net service revenue in the first quarter of 1994. The decreased percentage of profit is primarily attributable to a reduction in patient days at the hospitals operated by HGA, exacerbated by lower average billing rates and the cost of the previously mentioned dispute with the Hampton Medical Group.

COST OF PRODUCTS SOLD: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was as follows:



                                                          First Quarter Margin %
                                                          ---------------------
                                                             1995        1994
                                                             ----        ----
CVI                                                            73          71
CSI                                                            50          51
Consolidated                                                   67          65

Margin for CVI has increased due to efficiencies associated with higher production volumes, as well as a favorable product mix.

RESEARCH AND DEVELOPMENT EXPENSE: Research and development expenses were $1,067,000 and $1,156,000 in the three-month periods ended January 31, 1995 and 1994, respectively. The decrease is primarily attributable to decreased development activity related to CVP's calcium channel blocker, CalOptic'tm', partially offset by an increase in research and development project expenses in CSI related to the development and evaluation of a proprietary thermal ablation technology. CVP research and development expenditures were $520,000 for the first quarter of 1995. These expenditures were $223,000 lower than last year's first quarter due to a lower number of patients currently enrolled in its ongoing clinical trials.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative (SG&A) expenses by business unit and corporate were as follows:


                               Three Months Ended          %
                                  January 31,          Increase
                                1995        1994      (Decrease)
                               ------      ------     ----------
                                 (In Thousands)

CVI                           $ 3,877     $ 3,403         14%

CSI                             1,343       1,477        ( 9%)

CVP                                13         118        (89%)

Corporate/Other                 1,382       3,766        (63%)
                              -------     -------

                              $ 6,615     $ 8,764        (25%)
                              =======     =======




SG&A expenses have decreased 25% for the comparable three month periods largely as a result of the disposition of various legal matters. CVP's SG&A expenses have decreased as a result of a decision to focus its efforts on the development of topical applications of calcium channel blocking drugs and to discontinue sales of its branded generic line of ophthalmic pharmaceuticals. Offsetting these decreases are increased SG&A expenses of CVI primarily related to the launch of Preference Toric'tm'.

SETTLEMENT OF DISPUTES: In the first quarter of 1995, the Company recorded a credit of $328,000 resulting from adjustments to certain estimated accruals for disputes which are now resolved. In the first quarter of 1994, the Company recorded the following items related to settlement of disputes:

  o A credit of  $850,000   following  receipt of funds by the Company to settle
    certain  claims  made  by  the  Company   associated   with  a  real  estate
    transaction.

  o A charge of $2,800,000, which represented the Company's estimate, at that time, of costs required to settle certain disputes and litigation.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


DEBT RESTRUCTURING COSTS: In the first quarter of 1994, the Company recorded a charge of $429,000 to refine the estimate for Debt Restructuring costs related to the 1993 Exchange Offer and Consent Solicitation.

INVESTMENT INCOME, NET: Included in investment income, net is interest income of $87,000 and $121,000 for the three months ended January 31, 1995 and 1994, respectively. The decrease primarily reflects lower average cash balances over the respective periods.

Also included in investment  income,  net are net gains (losses) on temporary
investments  of   $37,000  and  ($472,000)  for  the  three  months   ended
January 31, 1995 and 1994, respectively.

GAIN ON SALES OF ASSETS AND BUSINESSES, NET: In the first quarter of 1994, the Company sold two parcels of land for cash and notes for a net gain of $134,000. The Company also sold its EYEscrub'tm' trademark in Canada for a net gain of $80,000.

INTEREST EXPENSE: The decrease in interest expense for the comparable three month periods is due to the reduction of debt.

PROVISION FOR INCOME TAXES: The provision for income taxes in both the three months ended January 31, 1995 and 1994 reflect state income and franchise taxes.

EARNINGS PER SHARE: Earnings per share are based on the weighted average number of common and, if dilutive, common equivalent shares outstanding during the respective periods.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is a defendant in a number of legal actions relating to its past or present business in which plaintiffs are seeking damages.

Under an agreement dated July 11, 1985, as amended (the "HMG Agreement"), Hampton Medical Group, P.A. ("HMG"), which is not affiliated with the Company, contracted to provide clinical and clinical administrative services at Hampton Psychiatric Institute ("Hampton Hospital"), the primary facility operated by Hospital Group of New Jersey, Inc. ("HGNJ"), a subsidiary of HGA. On November 29, 1993 and February 1, 1994, HGNJ delivered notices to HMG asserting that HMG had defaulted under the HMG Agreement. The first notice was based upon the failure of HMG to provide to HGNJ records needed to analyze information HGNJ had received indicating that HMG allegedly had engaged in fraudulent billing practices. The second notice was based upon information uncovered in the review of those records, when they were ultimately produced, and other available information. At the request of HMG, a New York state court enjoined HGNJ from terminating the HMG Agreement based upon the initial notice and ordered the parties to arbitrate whether HMG had defaulted.

On February 2, 1994, HMG commenced an arbitration in New York, New York (the "Arbitration"), entitled Hampton Medical Group, P.A. and Hospital Group of New Jersey, P.A. (American Arbitration Association). In the arbitration, HMG contests its alleged default under the HMG Agreement and HGNJ's allegations regarding HMG's fraudulent conduct. In addition, HMG made a claim against HGNJ that HMG has the right to provide clinical and clinical administrative services at all HGNJ-owned facilities in New Jersey, including outpatient clinics in Marlton and Toms River, New Jersey, and the Hampton Academy, at which certain non-HMG physicians have been employed. HMG maintains that it is entitled to an unspecified amount of damages for professional fees it would have received for clinical services had HMG's physicians performed services at the New Jersey outpatient facilities. HGNJ has responded by asserting, among other things, that
(1) HMG has no contractual right to provide services at those facilities, (2) HMG has waived or lost any such right, if such right ever existed, and (3) HGNJ's assertions of billing fraud are a defense to any such right.

As HGNJ's knowledge of HMG's billing practices developed, HGNJ notified the authorities and, subsequently, Blue Cross and Blue Shield of New Jersey, Inc. ("Blue Cross"), the largest of the third party payors from which HGNJ received payment for its hospital services from 1988 through 1994.

                          PART II - OTHER INFORMATION


During December 1994, Blue Cross informed HGNJ that it had investigated matters at Hampton Hospital and concluded that it had been overcharged as a result of those matters, including fraudulent practices of HMG which resulted in increased hospital bills to Blue Cross subscribers. On December 30, 1994, Blue Cross and HGNJ entered into an agreement to settle all claims against Hampton Hospital on behalf of Blue Cross subscribers and certain other subscribers for whom Blue Cross administers claims. The settlement includes a cash payment, over time, by HGNJ, offset by certain amounts owed by Blue Cross to HGNJ.

On the same day, Blue Cross commenced a lawsuit in the Superior Court of New Jersey entitled Blue Cross and Blue Shield of New Jersey, Inc. v. Hampton Medical Group, et al. against HMG and certain related entities and individuals unrelated to HGNJ or its affiliates alleging, among other things, fraudulent billing practices. HGNJ is cooperating with Blue Cross in Blue Cross' investigation of HMG. HGNJ has also received a request for information from the State of New Jersey Department of Insurance with respect to a related investigation, with which HGNJ is also cooperating.

On January 25, 1995, HGNJ sent out a Notice of Additional Material Breach and Default (the "Additional Notice") based on the results of Blue Cross' investigation into the billing practices of HMG. On February 16, 1995, the arbitrators ruled that the substance of the Additional Notice was not within its jurisdiction and that HMG would have to seek judicial intervention should they attempt to enjoin HGNJ from terminating the HMG Agreement based upon the Additional Notice. In addition, the panel ruled that it would be a "matter for the courts to determine if the [Additional] Notice should be the subject of arbitration."

HGNJ intends to seek recovery from HMG for any losses, expenses or other damages HGNJ incurs by reason of HMG's conduct, including amounts paid or offset pursuant to the Blue Cross settlement and any damages that may result from any future claims by other third party payors or others arising out of the billing practices at Hampton Hospital, which claims could, in the aggregate, be material. Management of the Company, however, after consultation with counsel, does not believe that the outcome of such claims (should any be brought) would, in the aggregate, have a material adverse effect on the Company's financial condition. In addition, HGA is seeking to recover damages from Progressions Health Systems, Inc., the successor to the former owner of HGA, based upon breaches of representations and warranties in the purchase agreement or other rights of indemnification thereunder. There can be no assurance, however, that HGA will be able to recover the amount of any or all such losses, expenses or damages from HMG or Progressions Health Systems, Inc.

See Note 2 to the Notes to Consolidated Condensed Financial Statements located in Part I, Item I for a discussion of certain other litigation matters.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


   (a)  Exhibits


  Exhibit
  Number                     Description
  ------                     -----------

   11                         Calculation of Net Income (Loss) Per Common Share.

   27                         Financial Data Schedule.

   99.1 News Release -- Cooper Subsidiary Reports Results of Clinical Studies on Glaucoma Drug.


   (b) The Company filed no reports of Form 8-K during the period from November 1, 1994 to January 31, 1995.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  The Cooper Companies, Inc.
                                           -------------------------------------
                                                         (Registrant)



Date:  March 10, 1995                                /s/ Robert S. Weiss
                                           -------------------------------------
                                           Senior Vice President, Treasurer and
                                                  Chief Financial Officer

                            STATEMENT OF DIFFERENCES


          The trademark symbol shall be expressed as.......................'tm'
          The registered trademark symbol shall be expressed as.............'r'

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES


                               Index of Exhibits

Exhibit No.                                                          Page No.
- -----------                                                          --------

  11                          Calculation of Net Income (Loss)          20
                              Per Common Share.

  27                          Financial Data Schedule.                  21

  99.1                        News Release -- Cooper Subsidiary
                              Reports Results of Clinical Studies
                              on Glaucoma Drug.                       22 - 23
