Form 10-Q
period 1995-04-30
COOPER COMPANIES INC
filed 1995-06-09
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Quarterly Period Ended  April 30, 1995

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the transition period from          to
                                        --------     ----------

Commission File Number 1-8597


                           The Cooper Companies, Inc.
             (Exact name of registrant as specified in its charter)



           Delaware                      94-2657368
(State or other jurisdiction           (I.R.S. Employer
 of incorporation or                  Identification No.)
 organization)


   One Bridge Plaza, Fort Lee, New Jersey      07024
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

                     Yes  X     No
                         ---      ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.10 par value      34,126,722 Shares
           Class                     Outstanding at
                                      May 31, 1995

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                        Page No.
                                                                       --------

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheet -
                            April 30, 1995 and October 31, 1994            3

                     Consolidated Condensed Statement of
                            Operations - Three and Six Months
                            Ended April 30, 1995 and 1994                  4

                     Consolidated Condensed Statement
                            of Cash Flows - Six Months Ended
                            April 30, 1995 and 1994                        5

                     Notes to Consolidated Condensed
                            Financial Statements                         6 - 11

  Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                       12 - 17

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                               18

  Item 6.         Exhibits and Reports on Form 8-K                        18

Signature                                                                 19

Index of Exhibits

                         PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                 (In thousands)
                                  (Unaudited)


                                            April 30,              October 31,
                                               1995                   1994
                                            --------              ------------

                               ASSETS
Current assets:
  Cash and cash equivalents                 $   4,502              $  10,320
  Receivables:
    Trade and patient accounts, net            20,291                 17,240
    Other                                       1,273                  1,012
                                              -------                -------
                                               21,564                 18,252
                                              -------                -------
  Inventories                                  11,180                 11,696
  Other current assets                          1,844                  3,237
                                              -------                -------
      Total current assets                     39,090                 43,505
                                              -------                -------
Property, plant and equipment at cost          45,422                 45,470
  Less, accumulated depreciation and
    amortization                               11,328                 10,683
                                              -------                -------
                                               34,094                 34,787
                                              -------                -------
Intangibles, net:
  Excess of cost over net assets acquired      13,721                 14,133
  Other                                           977                  1,194
                                              -------                -------
                                               14,698                 15,327
                                              -------                -------
Other assets                                    1,350                  1,439
                                              -------                -------
                                            $  89,232              $  95,058
                                              =======                =======

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Borrowings under line of credit            $ 1,395              $       -
  Current installments of long-term debt       2,528                  1,453
  Accounts payable                             4,541                  6,580
  Employee compensation, benefits and
    severance                                  5,722                  6,390
  Other accrued liabilities                   14,209                 17,728
  Income taxes payable                        10,081                 10,105
                                             -------                -------
      Total current liabilities               38,476                 42,256
                                             -------                -------
Long-term debt                                43,873                 45,989
Other noncurrent liabilities                   9,040                 10,467
                                             -------                -------
      Total liabilities                       91,389                 98,712
                                             -------                -------

Commitments and Contingencies (see Note 2)
Stockholders' deficit:
  Common stock, $.10 par value                 3,413                  3,388
  Additional paid-in capital                 180,532                179,883
  Translation adjustments                       (453)                  (396)
  Accumulated deficit                       (185,649)              (186,529)
                                             -------                -------
      Total stockholders' deficit            ( 2,157)                (3,654)
                                             -------                -------
                                           $  89,232              $  95,058
                                             =======                =======

                            See accompanying notes.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                    (In thousands, except per share figures)
                                  (Unaudited)


                                    Three Months Ended                     Six Months Ended
                                        April 30,                              April 30,
                                ------------------------------          -----------------------
                                  1995               1994                 1995            1994
                                --------           ---------            --------       --------

Net sales of products           $12,854             $12,672             $25,572         $24,548
Net service revenue              10,940              11,783              21,432          22,814
                                 ------              ------              ------          ------
      Net operating revenue      23,794              24,455              47,004          47,362
                                 ------              ------              ------          ------
Cost of services provided        10,263              10,587              20,367          20,426
Cost of products sold             4,079               4,582               8,311           8,707
Research and development
  expense                           808               1,172               1,875           2,328
Selling, general and admin-
  istrative  expense              6,916               8,428              13,531          17,192
Provision (credit) for
  settlement of disputes           (140)              2,000                (468)          3,950
Debt restructuring costs              -                   -                   -             429
Amortization of intangibles         210                 212                 422             422
Investment income (loss), net        76                (129)                200            (480)
Gain on sales of assets and
  businesses, net                     -                   -                   -             214
Other income (expense), net          99                 (93)                100             (58)
Interest expense                  1,190               1,024               2,280           2,426
                                 ------              ------              ------          ------
Income (loss) before income
  taxes                             643              (3,772)                986          (8,842)
Provision for income taxes           38                  78                 106             158
                                 ------              ------              ------          ------
Net income (loss)               $   605             $(3,850)            $   880         $(9,000)
                                 ======              ======              ======          ======
Net income (loss) per
  common share                  $  0.02             $ (0.13)            $  0.03         $ (0.30)
                                 ======              ======              ======          ======
Average number of common
  shares outstanding             34,756              30,129              34,766          30,129
                                 ======              ======              ======          ======



                            See accompanying notes.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)




                                                   Six Months Ended
                                                       April 30,
                                               1995                  1994
                                             --------               -------

Net cash used by operating activities        $(5,958)              $(4,372)
                                              -------              -------
Cash flows from investing activities:
  Cash from sales of assets and
    businesses (including releases of
    cash from escrow)                            121                 2,622
  Sales of temporary investments                  37                 7,188
  Purchases of property, plant and
    equipment                                   (840)                 (307)
                                             -------               -------
Net cash provided (used) by investing
  activities                                    (682)                9,503
                                             -------               -------
Cash flows from financing activities:
  Proceeds from line of credit, net            1,395                     -
  Payments associated with the Exchange
    Offer and Consent Solicitation including
    debt restructuring costs                       -                (5,402)
  Payments of current installments of
    long-term debt                              (573)                 (750)
                                             -------               -------
Net cash provided (used) by financing
    activities                                  822                 (6,152)
                                             -------               -------
Net decrease in cash and cash equivalents    (5,818)                (1,021)
Cash and cash equivalents - beginning of
  period                                     10,320                 10,113
                                             -------               -------

Cash and cash equivalents - end of
period                                      $ 4,502                $ 9,092
                                             =======               =======

Cash paid for:
         Interest                           $ 2,300                $ 2,266
                                            =======                =======
         Income taxes                       $   129                $    49
                                            =======                =======




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

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


Note 1.  General

The Cooper Companies, Inc. and its subsidiaries (the "Company") develop, manufacture and market healthcare products, including a range of contact lenses and diagnostic and surgical instruments and accessories. The Company also provides healthcare services through the ownership and operation of certain psychiatric facilities and, through May 1995, managed other such facilities.

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). Readers are encouraged to refer to the Company's 1994 Form 10-K when reviewing interim financial results.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 1995 and October 31, 1994 and the consolidated results of its operations for the three and six month periods ended April 30, 1995 and 1994, and its consolidated cash flows for the six months ended April 30, 1995 and 1994. With the exception of certain adjustments discussed in Part I, Item 2 under "Settlement of Disputes," such adjustments consist only of normal and recurring adjustments. Certain reclassifications have been applied to the prior periods' financial statements to conform such statements to the current periods' presentation. None of such reclassifications had any impact on the prior periods' losses.

Note 2. Legal Proceedings

The Company is a defendant in a number of legal actions relating to its past or present businesses in which plaintiffs are seeking damages. In the opinion of management, after consultation with counsel, the ultimate disposition of those actions will not materially affect the Company's financial position.

The Company is named as a nominal defendant in a shareholder derivative action entitled Harry Lewis and Gary Goldberg v. Gary A. Singer, Steven G. Singer, Arthur C. Bass, Joseph C. Feghali, Warren J. Keegan, Robert S. Holcombe and Robert S. Weiss, which was filed on May 27, 1992 in the Court of Chancery, State of Delaware, New Castle County. On May 29, 1992, another plaintiff separately filed a derivative complaint in Delaware Chancery Court that was essentially identical to the Lewis and Goldberg complaint. Lewis and Goldberg later amended their complaint, and the Delaware Chancery Court thereafter consolidated the Lewis and

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


Goldberg action and the other plaintiff's action as In re The Cooper Companies, Inc. Litigation, Consolidated C.A. 12584, and designated Lewis and Goldberg's amended complaint as the operative complaint (the "First Amended Derivative Complaint").

The First Amended Derivative Complaint alleges that certain directors of the Company and Gary A. Singer, as Co-Chairman of the Board of Directors, caused or allowed the Company to be a party to a "trading scheme" to "frontrun" high yield bond purchases by the Keystone Custodian Fund, Inc., a group of mutual funds. The First Amended Derivative Complaint also alleges that the defendants violated their fiduciary duties to the Company by not vigorously investigating certain allegations of securities fraud. The First Amended Derivative Complaint requests that the Court order the defendants (other than the Company) to pay damages and expenses to the Company and certain of the defendants to disgorge their profits to the Company. On October 16, 1992, the defendants moved to dismiss the First Amended Derivative Complaint on grounds that such Complaint fails to comply with Delaware Chancery Court Rule 23.1 and that Count III of the First Amended Derivative Complaint fails to state a claim. No further proceedings have taken place; however, discovery is underway. The parties have been engaged in negotiations and have agreed upon the terms of a settlement, which will have no material impact on the Company. The settlement is in the process of being documented. Upon completion of discovery and the settlement documentation, the proposed settlement will be submitted to the Court for approval following notice to the Company's shareholders and a hearing. Accordingly, there can be no assurance that the proposed settlement will ultimately end the litigation. The individual defendants have advised the Company that they believe they have meritorious defenses to the lawsuit and that, in the event the case proceeds to trial, they intend to defend vigorously against the allegations in the First Amended Derivative Complaint.

The Company was named as a nominal defendant in a purported shareholder derivative action entitled Bruce D. Sturman v. Gary A. Singer, Steven G. Singer, Brad C. Singer, Martin Singer, John D. Collins II, Back Bay Capital, Inc., G. Albert Griggs, Jr., John and Jane Does 1-10 and The Cooper Companies, Inc., which was filed on May 26, 1992 in the Supreme Court of the State of New York, County of New York. The plaintiff, Bruce D. Sturman, a former officer and director of the Company, alleged that Gary A. Singer, as Co-Chairman of the Board of Directors, and various members of the Singer family caused the Company to make improper payments to alleged third-party coconspirators as part of the "trading scheme" that was the subject of the First Amended Derivative Complaint referred to above. The complaint requested that the Court order

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


the defendants (other than the Company) to pay damages and expenses to the Company, including reimbursement of payments made by the Company to the coconspirators, and certain of the defendants to disgorge their profits to the Company. Pursuant to its decision and order, filed August 17, 1993, the Court dismissed this action under New York Civil Practice Rule 327(a). On September 22, 1993, the plaintiff filed a Notice of Appeal. The appeal was heard by the Appellate Division of the Supreme Court in early January 1995. On March 28, 1995, the Appellate Division confirmed the dismissal. The deadline for any further appeal has passed.

In two virtually identical actions, Frank H. Cobb, Inc. v. The Cooper Companies, Inc., et al., and Arthur J. Korf v. The Cooper Companies, Inc., et al., class action complaints were filed in the United States District Court for the Southern District of New York in August 1989, against the Company and certain individuals who served as officers and/or directors of the Company after June 1987. The complaints, as amended, allege that the defendants knew or recklessly disregarded and failed to disclose to the investing public material adverse information about the Company. The amended complaints also allege that the defendants are liable for having violated Section 10(b) of the Securities Exchange Act and Rule 10(b)-5 thereunder and having engaged in common law fraud. The Company has reached a settlement with counsel for the class plaintiffs, which settlement will have no material impact on the Company's financial condition. In December 1994, the Court gave preliminary approval to the settlement, ordered notice to be given to putative class members, and set a hearing to consider possible objections to the settlement. The hearing took place on May 5, 1995, at which time the settlement was approved.

Under an agreement dated July 11, 1985, as amended (the "HMG Agreement"), Hampton Medical Group, P.A. ("HMG"), which is not affiliated with the Company, contracted to provide clinical and clinical administrative services at Hampton Psychiatric Institute ("Hampton Hospital"), the primary facility operated by Hospital Group of New Jersey, Inc. ("HGNJ"), a subsidiary of HGA. On November 29, 1993 and February 1, 1994, HGNJ delivered notices to HMG asserting that HMG had defaulted under the HMG Agreement based upon billing practices by HMG that HGNJ believed to be fraudulent. At the request of HMG, a New York state court enjoined HGNJ from terminating the HMG Agreement based upon the initial notice and ordered the parties to arbitrate whether HMG had defaulted.

On February 2, 1994,  HMG commenced an  arbitration in New York,  New York  (the
"Arbitration"),   entitled  Hampton Medical  Group, P.A.  and Hospital Group  of
New Jersey, P.A. (American Arbitration

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

Association), in which it contests the alleged default. In addition, HMG made a claim against HGNJ for unspecified damages based on allegedly foregone fees on the contention that HMG has the right to provide services at all HGNJ-owned facilities in New Jersey, including outpatient clinics in Marlton and Toms River, New Jersey, and the Hampton Academy, at which certain non-HMG physicians have been employed. HGNJ has responded by asserting, among other things, that
(1) HMG has no contractual right to provide services at those facilities, (2) HMG has waived or lost any such right, if such right ever existed, and (3) HGNJ's assertions of billing fraud are a defense to any such right.

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

On the same day, Blue Cross commenced a lawsuit in the Superior Court of New Jersey entitled Blue Cross and Blue Shield of New Jersey, Inc. v. Hampton Medical Group, et al. against HMG and certain related entities and individuals unrelated to HGNJ or its affiliates alleging, among other things, fraudulent billing practices (the "Blue Cross Action"). HGNJ is cooperating with Blue Cross in Blue Cross' investigation of HMG. HGNJ has also received certain requests for information from the State of New Jersey Department of Insurance with respect to a related investigation, with which HGNJ is also cooperating.

On January 25, 1995, HGNJ delivered a Notice of Additional Material Breach and Default (the "Additional Notice") based on the results of Blue Cross' investigation into the billing practices of HMG. On March 20, 1995, a hearing was held before the arbitrators, who ruled that they would admit testimony by a Blue Cross witness. At that hearing, the parties agreed (1) to admit into evidence testimony regarding certain alleged incidents of conduct by HMG physicians regardless of the date on which such conduct occurred, and (2) to defer action on the Additional Notice until the conclusion of the Arbitration.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


HGNJ intends to seek recovery from HMG for any losses, expenses or other damages HGNJ incurs by reason of HMG's conduct, including amounts paid or offset pursuant to the Blue Cross settlement and any damages that may result from any future claims by other third party payors or others arising out of the billing practices at Hampton Hospital, which claims could, in the aggregate, be material. Management of the Company, however, after consultation with counsel, does not believe that the outcome of such claims (should any be brought) would, in the aggregate, have a material adverse effect on the Company's financial condition. There can be no assurance, however, that HGA will be able to recover the amount of any or all such losses, expenses or damages from HMG.

In addition, HGA sought to recover damages from Progressions Health Systems, Inc. ("Progressions"), the successor, as a result of a Chapter 11 proceeding, to Nu-Med, Inc., the former owner of HGA, based upon breaches of representations and warranties in the purchase agreement and other rights of indemnification thereunder. Those and other claims between the Company and Progressions have been settled pursuant to an agreement dated as of April 30, 1995, providing, among other things, for payments to be made by Progressions to the Company over the next eleven months, and for the parties to release one another and certain related parties.

On or about April 12, 1995, an individual defendant in the Blue Cross Action who was formerly employed by HMG, Dr. Charles Dackis, commenced a third party claim in the Blue Cross Action against HGNJ, HGA and the Company, alleging a right under the HMG Agreement to indemnity in an unspecified amount for fees, expenses and damages that he might incur in that action. In a letter brief filed on or about April 17, 1995, HMG indicated an intention to bring a similar claim at a later date. On or about May 16, 1995, HGNJ, HGA and the Company filed an answer to the complaint, and HGNJ and HGA brought counter-claims against Dr. Dackis and cross-claims against HMG and Dr. A.L.C. Pottash, another individual defendant and the owner of HMG, in an amount to be determined, based on allegations of fraudulent and improper billing practices.

Note 3.  Inventories

Inventories are stated at the lower of cost, determined on a first in, first out or average cost basis, or market.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


The components of inventories are as follows:


                            April 30,                       October 31,
                              1995                              1994
                           ----------                       ------------
                                            (In thousands)

     Raw materials          $ 3,135                           $ 3,197
     Work-in-process          1,033                               973
     Finished goods           7,012                             7,526
                             ------                            ------
                            $11,180                           $11,696
                             ======                            ======



Note 4.  Long-Term Debt

Long-term debt consists of the following:



                              April 30,                        October 31,
                                1995                              1994
                             ---------                         -----------
                                              (In thousands)

10% Senior Subordinated
  Secured Notes due 2003      $25,104                            $25,410
10-5/8% Convertible Sub-
  ordinated Reset Debentures
  due 2005                      9,213                              9,210
Bank term loan                 10,223                             10,556
Industrial Revenue Bonds        1,732                              2,000
Capitalized leases                129                                266
                               ------                             ------
                               46,401                             47,442
Less current installments       2,528                              1,453
                               ------                             ------
                              $43,873                            $45,989
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

                         CAPITAL RESOURCES & LIQUIDITY

The Company's financial condition stabilized significantly in the second quarter of 1995. Although previously anticipated payments, largely related to the settlement of disputes and legal fees, resulted in net cash used by operating activities of $5,958,000 in the first half of 1995, the usage in the second quarter was held to $950,000. Primary contributors to this stabilization include continued strong performance by CooperVision Inc. ("CVI"), the Company's contact lens business, in combination with decreased headquarters expenses (including legal fees) and the successful settlement of certain disputes and litigation. In addition, the Company recently adjusted its corporate focus to favor acquiring products ready for market and/or already in the market, rather than funding longer-term higher risk research and development projects. Management expects that this will result in improved profitability and, together with the financing activities discussed below, greater availability of cash to fund strategic acquisitions.

Management believes that, absent extraordinary events, the Company is now in a position to generate sufficient cash to fund its internal operating needs. Also, management now anticipates that the consummation of certain legal matters currently reaching resolution will improve further the Company's cash flow and short-term results.

In 1994, CVI entered into a credit agreement with a commercial lender providing for advances of up to $8,000,000. To date, CVI has drawn down on this agreement only to the extent required to generate interest expense equal to minimum interest requirements included in the agreement. At April 30, 1995, there was $1,395,000 owing under the credit agreement. The Company is evaluating various acquisition opportunities and, should it consummate any of those transactions, funds available under the credit agreement would be used. The Company is also exploring various methods of raising additional capital.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

Three and Six Months Ended April 30, 1995 Compared with Three and Six Months Ended April 30, 1994.

NET SALES OF  PRODUCTS:  Net sales of products  increased  by $182,000 or 1% and
$1,024,000   or  4%  for  the  three  and  six  months  ended  April  30,  1995, respectively, over the corresponding 1994 periods.






                                      (Dollars in 000's)
                      Three Months Ended              Six Months Ended
                           April 30,                      April 30,
                 ----------------------------     ---------------------------
                                    % Incr.                           % Incr.
                 1995     1994     (Decrease)     1995      1994     (Decrease)
                ------   ------     --------     ------    -----      --------

CVI* .......   $10,030   $ 9,412         7%      $19,352   $17,972         8%
CSI** ......     2,824     3,096        (9%)       6,204     6,345        (2%)
CVP*** .....      --         164        N/A           16       231        N/A
                ------    ------                 -------   -------
               $12,854   $12,672         1%      $25,572   $24,548         4%
                ======    ======                  ======    ======

* CVI = CooperVision, Inc.
** CSI = CooperSurgical, Inc.
*** CVP = CooperVision Pharmaceuticals, Inc.





Net sales of CVI increased both domestically and in Canada. The primary contributors to the growth included increased sales of the Preference spherical product line, the Hydrasoft'r' toric and Preference Toric'tm' product lines (the latter of which was launched in the fourth quarter of fiscal 1994), which grew 38% in the aggregate over the comparable six month periods. These increases were partially offset by anticipated decreases in sales of more mature product lines.

Net sales of CSI increased in its gynecology product lines (which include LEEP'tm' instruments) by 2%; the increase was offset by reduced sales of endoscopy products.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


NET SERVICE REVENUE: Hospital Group of America, Inc.'s ("HGA") net service revenue consists of the following:

                                       (Dollars in 000's)
                     Three Months Ended                   Six Months Ended
                          April 30,                           April 30,
                -----------------------------     -----------------------------
                                     % Incr./                          % Incr./
                 1995      1994     (Decrease)     1995      1994     (Decrease)
                ------    ------     --------     ------     ------    --------
Net patient
  revenue ..   $10,440   $11,283        (7%)     $20,432   $21,814        (6%)
Management
  fees             500       500         -         1,000     1,000         -
                ------    ------                  ------    ------
               $10,940   $11,783        (7%)     $21,432   $22,814        (6%)
                ======    ======                  ======    ======



Net patient revenue decreased by $843,000, or 7%, and $1,382,000, or 6%, vs. the second quarter and first half of 1994, respectively. Revenues have been pressured by the current industry trend towards increased managed care, which results in decreased daily rates and declines in average lengths of stay. Management is endeavoring to mitigate those pressures by increasing the number of admissions to its hospitals, and by providing outpatient and other ancillary services. In addition, the dispute with the Hampton Medical Group has reduced revenues during the first half of 1995 at Hampton Hospital by approximately $600,000 compared with the first half of 1994 (see Note 2). Management fees resulted from a contract to manage three psychiatric facilities. The contract expired by its terms in May 1995.

COST OF SERVICES PROVIDED: Cost of services provided represents all of the costs (other than financing costs) incurred by HGA in generating net service revenue. The result of subtracting cost of services provided from net service revenue is a profit of $677,000, or 6.2%, of net service revenue in the second quarter of 1995 and $1,065,000, or 5.0%, in the first half of 1995. The corresponding profits were $1,196,000, or 10.2% of net service revenue, and $2,388,000, or 10.5%, in the three and six month periods ended April 30, 1994, respectively. The decreased percentage of profit is primarily attributable to a reduction in patient days at the hospitals operated by HGA, exacerbated by lower average billing rates and the cost of the previously mentioned dispute with the Hampton Medical Group.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


COST OF PRODUCTS SOLD: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was as follows:


                                   Margin %             Margin %
                              Three Months Ended     Six Months Ended
                                  April 30,             April 30,
                              ------------------     ---------------
                               1995     1994          1995      1994
                               ----     ----          ----      ----

        CVI                     73       70            73        71
        CSI                     52       52            51        51
        Consolidated            68       64            67        65

Margin for CVI has increased due to efficiencies associated with higher production volumes, as well as a favorable product mix.

RESEARCH AND DEVELOPMENT EXPENSE: Research and development expense was $808,000 and $1,875,000 for the three and six months ended April 30, 1995, respectively. The respective prior year research and development expense was $1,172,000 and $2,328,000. The decrease is primarily attributable to reduced development activity related to CVP's calcium channel blocker, CalOptic'tm', partially offset by an increase in CSI's research and development expenses related to the development and evaluation of a proprietary thermal endometrial ablation technology. In May 1995, CSI announced that it had discontinued funding of this project. CVP's research and development expenditures were $350,000 and $870,000 for the second quarter and first six months of 1995, respectively. These expenditures were $474,000 and $697,000 less than 1994's second quarter and first half, respectively. The Company is continuing to discuss ways to maximize the value of CalOptic'tm' with prospective strategic partners.

The Company currently anticipates a continued downtrend in the level of spending on research and development. Following a recent shift in corporate focus, the Company now favors acquiring products which will be marketable immediately or in the short-term rather than funding longer-term, higher risk research and development projects.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative (SG&A) expenses by business unit and corporate were as follows:




                                        (Dollars in 000's)
                        Three Months Ended              Six Months Ended
                             April 30,                      April 30,
                 --------------------------        ---------------------------
                                     % Incr.                           % Incr.
                  1995      1994     (Decr.)        1995      1994     (Decr.)
                 -------   -------    -----        -------  -------     -----
CVI ........    $3,941    $3,542        11%       $7,818    $6,945        13%
CSI ........     1,336     1,468        (9%)       2,679     2,945        (9%)
CVP ........        24       112       (79%)          37       230       (84%)
Corporate/
Other ......     1,615     3,306       (51%)       2,997     7,072       (57%)
                 ------   ------                  ------    ------
               $ 6,916   $ 8,428       (18%)     $13,531   $17,192       (21%)
                ======    ======                  ======    ======




SG&A expenses for the three and six month periods have decreased 18% and 21% from the prior year's three and six month periods, respectively, largely as a result of the resolution of various legal matters and the continued reduction in corporate staffing. CVP's SG&A expenses decreased as it discontinued sales of its branded generic line of ophthalmic pharmaceuticals. Continued cost cutting measures at CSI resulted in a reduction of 9% in the six month period ended April 30, 1995 vs. the comparable 1994 period. These decreases were partially offset by increased SG&A expenses of CVI, primarily related to the successful launch of Preference Toric'tm'.

SETTLEMENT OF DISPUTES: In the first six months of 1995, the Company recorded a credit of $468,000 resulting from 1) adjustments to certain estimated accruals for disputes which are now resolved and 2) the recording of a portion of the settlement of certain disputed claims with Progressions Health Systems, Inc., the successor to the previous owner of HGA (see Note 2).

In the first six months of 1994, the Company recorded the following items related to settlement of disputes:

          A credit of $850,000 following receipt of funds by the Company to settle certain claims made by the Company associated with a real estate transaction.

          A charge of $4,800,000, which represented the Company's estimate, at that time, of costs required to settle certain disputes and litigation, including U.S. Attorney/SEC, employee related and patent related matters.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


DEBT RESTRUCTURING COSTS: In the first six months of 1994, the Company recorded a charge of $429,000 to refine the estimate for debt restructuring costs related to its 1993 Exchange Offer and Consent Solicitation.

INVESTMENT INCOME, NET: Included in investment income, net is interest income of $76,000 and $51,000 for the three months ended April 30, 1995 and 1994, respectively, and $163,000 and $172,000 for the six months ended April 30, 1995 and 1994, respectively. The decrease for the six month period primarily reflects lower average cash balances over the respective periods.

Also included in investment income, net are net gains (losses) on temporary investments of ($180,000) for the three months ended April 30, 1994, and $37,000 and ($652,000) for the six months ended April 30, 1995 and 1994, respectively.

GAIN ON SALES OF ASSETS AND BUSINESSES, NET: In the first six months of 1994, the Company sold two parcels of land for cash and notes for a net gain of $134,000. The Company also sold its EYEscrub'tm' trademark in Canada for a net gain of $80,000.

INTEREST EXPENSE: The decrease in interest expense for the comparable six month periods is primarily due to the reduction of debt.

PROVISION FOR INCOME TAXES: The provision for income taxes in the three and six months ended April 30, 1995 and 1994 reflect state income and franchise taxes.

EARNINGS PER SHARE: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the respective periods.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See "Note 2. Legal Proceedings" in Part I Item 1 above for a description of certain legal proceedings.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits


   Exhibit
   Number                     Description
   ------                     -----------
     11            Calculation of Net Income (Loss) Per Common Share.

     27            Financial Data Schedule.


(b) The Company filed no reports on Form 8-K during the period from February 1, 1995 to April 30, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             The Cooper Companies, Inc.
                                       ---------------------------------------
                                                  (Registrant)


Date: June 9, 1995                              /s/ Robert S. Weiss
                                       ---------------------------------------
                                        Senior Vice President, Treasurer and
                                               Chief Financial Officer

                           STATEMENT OF DIFFERENCES

     The trademark symbol shall be expressed as .................... 'tm'
     The registered trademark symbol shall be expressed as ......... 'r'

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                               INDEX OF EXHIBITS


    Exhibit No.                                                      Page No.
    -----------                                                      --------

       11             Calculation of Net Income (Loss)                  21
                      Per Common Share.

       27             Financial Data Schedule.                          22
