Form 10-Q
period 1995-07-31
COOPER COMPANIES INC
filed 1995-09-01
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

         (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For Quarterly Period Ended  July 31, 1995

         ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the transition period from ________ to ___________


         Commission File Number 1-8597


                           The Cooper Companies, Inc.
         ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    Delaware                      94-2657368
         ------------------------------      ----------------------------
         (State or other jurisdiction           (I.R.S. Employer
          of incorporation or                  Identification No.)
          organization)


            One Bridge Plaza, Fort Lee, New Jersey      07024
         ----------------------------------------------------------------
         (Address of principal executive offices)     (Zip Code)

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

                              Yes  X     No
                                  ---       ---

         Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.


          Common Stock, $.10 par value      34,432,041 Shares
         -----------------------------      -----------------------------
                    Class                     Outstanding at
                                              August 25, 1995

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES


                                     INDEX


                                                                        Page No.
                                                                        --------
         PART I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                               Consolidated Condensed Statement of
                                     Income - Three and Nine Months
                                     Ended July 31, 1995 and 1994              3

                               Consolidated Condensed Balance Sheet -
                                     July 31, 1995 and October 31, 1994        4

                               Consolidated Condensed Statement
                                     of Cash Flows - Nine Months Ended
                                     July 31, 1995 and 1994                    5

                               Notes to Consolidated Condensed
                                     Financial Statements                    6 - 11

           Item 2.   Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations                                   12 - 17

         PART II.  OTHER INFORMATION

           Item 1.   Legal Proceedings                                        18

           Item 6.   Exhibits and Reports on Form 8-K                         18

         Signature                                                            19

         Index of Exhibits

                         PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                    (In thousands, except per share figures)
                                  (Unaudited)


                                                Three Months Ended            Nine Months Ended
                                                     July 31,                      July 31,
                                             ------------------------      -----------------------
                                               1995           1994           1995           1994
                                             --------       --------       --------       --------
         Net sales of products               $ 14,751       $ 13,010       $ 40,323       $ 37,558
         Net service revenue                   10,498         10,891         31,930         33,705
                                             --------       --------       --------       --------
                  Net operating revenue        25,249         23,901         72,253         71,263
                                             --------       --------       --------       --------
         Cost of services provided             10,110         10,175         30,477         30,601
         Cost of products sold                  4,628          4,626         12,939         13,333
         Research and development
           expense                                632            904          2,507          3,232
         Selling, general and admin-
           istrative  expense                   6,744          7,044         20,275         24,236
         Amortization of intangibles              211            211            633            633
                                             --------       --------       --------       --------

         Income (loss) from operations          2,924            941          5,422           (772)
                                             --------       --------       --------       --------

         Provision (credit) for
           settlement of disputes              (1,031)         1,000         (1,499)         4,950
         Interest expense                       1,192          1,042          3,472          3,468
         Other income (expense), net              142            268            442           (485)
                                             --------       --------       --------       --------
         Income (loss) before income
           taxes                                2,905           (833)         3,891         (9,675)
         Provision for (benefit of)
           income taxes                            85         (3,887)           191         (3,729)
                                             --------       --------       --------       --------

         Net income (loss)                      2,820          3,054          3,700         (5,946)
         Less, preferred stock dividend          --               54           --               54
                                             --------       --------       --------       --------

         Net income (loss) applicable
           to common stock                   $  2,820       $  3,000       $  3,700       $ (6,000)
                                             ========       ========       ========       ========

         Net income (loss) per
           common share                      $   0.08       $   0.09       $   0.11       $  (0.20)
                                             ========       ========       ========       ========

         Average number of common
           shares outstanding                  34,772         34,361         34,777         30,206
                                             ========       ========       ========       ========

                            See accompanying notes.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                 (In thousands)
                                  (Unaudited)

                                                      July 31,        October 31,
                                                       1995              1994
                                                    -----------      ------------
                                      ASSETS
Current assets:
  Cash and cash equivalents                         $    8,786       $   10,320
  Trade and other receivables, net                      20,704           18,252
  Inventories                                           10,347           11,696
  Other current assets                                   2,787            3,237
                                                    ----------       ----------
      Total current assets                              42,624           43,505
                                                    ----------       ----------
Property, plant and equipment at cost                   46,005           45,470
  Less, accumulated depreciation and
    amortization                                        11,946           10,683
                                                    ----------       ----------
                                                        34,059           34,787
                                                    ----------       ----------
Intangibles, net:
  Excess of cost over net assets acquired               13,468           14,133
  Other                                                  1,882            1,194
                                                    ----------       ----------
                                                        15,350           15,327
                                                    ----------       ----------
Other assets                                             1,297            1,439
                                                    ----------       ----------
                                                    $   93,330       $   95,058
                                                    ==========       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Borrowings under line of credit                   $    2,885             --
  Current installments of long-term debt                 2,346            1,453
  Accounts payable                                       5,752            6,580
  Employee compensation, benefits and
    severance                                            6,114            6,390
  Other accrued liabilities                             13,290           17,728
  Accrued income taxes                                  10,066           10,105
                                                    ----------       ----------
      Total current liabilities                         40,453           42,256
                                                    ----------       ----------
Long-term debt                                          43,561           45,989
Other noncurrent liabilities                             8,652           10,467
                                                    ----------       ----------
      Total liabilities                                 92,666           98,712
                                                    ----------       ----------

Commitments and Contingencies (see Note 2)
Stockholders' equity (deficit):
  Common stock, $.10 par value                           3,433            3,388
  Additional paid-in capital                           180,586          179,883
  Translation adjustments                                 (526)            (396)
  Accumulated deficit                                 (182,829)        (186,529)
                                                    ----------       ----------
      Total stockholders' equity (deficit)                 664           (3,654)
                                                    ----------       ----------
                                                    $   93,330       $   95,058
                                                    ==========       ==========

                            See accompanying notes.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                     Nine Months Ended
                                                         July 31,
                                                    1995           1994
                                                  --------       --------
Net cash used by operating activities             $ (1,651)      $ (3,332)
                                                  --------       --------
Cash flows from investing activities:
  Cash from sales of assets and
    businesses (including releases of
    cash from escrow)                                  145          2,622
  Sales of temporary investments                        37          7,285
  Purchase of intangible                              (614)          --
  Purchases of property, plant and
    equipment                                       (1,450)          (451)
                                                  --------       --------
Net cash provided (used) by investing
  activities                                        (1,882)         9,456
                                                  --------       --------

Cash flows from financing activities:
  Proceeds from line of credit, net                  2,885           --
  Payments associated with the Exchange
    Offer and Consent Solicitation including
    debt restructuring costs                          --           (5,405)
  Payments of current installments of
    long-term debt                                    (960)        (1,112)
  Proceeds from exercise of warrants                    74           --
                                                  --------       --------
Net cash provided (used) by financing
    activities                                       1,999         (6,517)
                                                  --------       --------

Net decrease in cash and cash equivalents           (1,534)          (393)
Cash and cash equivalents - beginning of
  period                                            10,320         10,113
                                                  --------       --------

Cash and cash equivalents - end of period         $  8,786       $  9,720
                                                  ========       ========

Cash paid for:
         Interest                                 $  3,237       $  3,130
                                                  ========       ========
         Income taxes                             $    230       $    120
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

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


Note 1. General

The Cooper Companies, Inc. and its subsidiaries (the "Company") develop, manufacture and market healthcare products, including a range of contact lenses and diagnostic and surgical instruments and accessories. The Company also provides healthcare services through the ownership and operation of certain psychiatric facilities and, through May 1995, the management of other such facilities.

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended October 31, 1994 when reviewing interim financial results. Quarterly results are not necessarily indicative of results to be expected for other quarters or the fiscal year.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the
Company's consolidated financial position as of July 31, 1995 and October 31, 1994 and the consolidated results of its operations for the three- and nine-month periods ended July 31, 1995 and 1994, and its consolidated cash flows for the nine months ended July 31, 1995 and 1994. With the exception of certain adjustments discussed in Part I, Item 2 under "Settlement of Disputes," such adjustments consist only of normal and recurring adjustments. Certain reclassifications have been applied to the prior periods' financial statements to conform such statements to the current periods' presentation. None of such reclassifications had any impact on the prior periods' net results.

Note 2. Legal Proceedings

The Company is a defendant in a number of legal actions relating to its past or present businesses in which plaintiffs are seeking damages. Except as described below, in the opinion of management, after consultation with counsel, the ultimate disposition of those actions will not materially affect the Company's financial position.

The Company is named as a nominal defendant in a shareholder derivative action entitled Harry Lewis and Gary Goldberg v. Gary A. Singer, Steven G. Singer, Arthur C. Bass, Joseph C. Feghali, Warren J. Keegan, Robert S. Holcombe and Robert S. Weiss, which was filed on May 27, 1992 in the Court of Chancery, State of Delaware, New Castle County. Lewis and Goldberg subsequently amended their complaint, and the Delaware Chancery Court consolidated the amended complaint with a similar complaint filed by another plaintiff as In re The Cooper Companies, Inc. Litigation, Consolidated C.A. 12584.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


The Lewis and Goldberg amended complaint was designated as the operative complaint (the "Derivative Complaint").

The Derivative  Complaint alleges that certain directors of the Company and Gary
A. Singer, as Co-Chairman of the Board of Directors, caused or allowed the Company to be a party to a "trading scheme" to "frontrun" high yield bond purchases by the Keystone Custodian Fund, Inc., a group of mutual funds. The Derivative Complaint also alleges that the defendants violated their fiduciary duties to the Company by not vigorously investigating certain allegations of securities fraud. The Derivative Complaint requests that the Court order the defendants (other than the Company) to pay damages and expenses to the Company and certain of the defendants to disgorge their profits to the Company. On October 16, 1992, the defendants moved to dismiss the Derivative Complaint on the grounds that it fails to comply with Delaware Chancery Court Rule 23.1 and that Count III of the Derivative Complaint fails to state a claim. No further proceedings, except discovery, have taken place. The parties have been engaged in negotiations and have agreed upon the terms of a settlement, which will have no material impact on the Company. Upon completion of discovery and the settlement documentation, the proposed settlement will be submitted to the Court for approval following notice to the Company's shareholders and a hearing. Accordingly, there can be no assurance that the proposed settlement will ultimately end the litigation. The individual defendants have advised the Company that they believe they have meritorious defenses to the lawsuit and that, in the event the case proceeds to trial, they intend to defend vigorously against the allegations in the Derivative Complaint.

The Company was also named as a nominal defendant in a shareholder derivative action entitled Bruce D. Sturman v. Gary A. Singer, Steven G. Singer, Brad C. Singer, Dorothy Singer as the Executrix of the Estate of Martin Singer, Karen Sue Singer, Norma Singer Brandes, Normel Construction Corp., Brandes & Singer, and Romulus Holdings, Inc., which was filed on June 6, 1995 in the Court of Chancery of the State of Delaware, New Castle County. The complaint is similar to a derivative complaint filed by Mr. Sturman in the Supreme Court of the State of New York on May 26, 1992, which was dismissed under New York Civil Practice Rule 327(a) on August 17, 1993. The dismissal of the New York case was affirmed by the Appellate Division on March 28, 1995. The allegations in the newly filed complaint relate to substantially the same facts and events at issue in In re The Cooper Companies, Inc. Litigation described above, and similar relief is sought. On July 19, 1995, the defendants filed a motion to dismiss the complaint for failure to comply with Delaware Chancery Court Rule 23.1. On August 18, 1995, the plaintiff filed a motion to consolidate this action with In re The Cooper Companies, Inc. Litigation. Both motions are pending.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


Under an agreement dated July 11, 1985, as amended (the "HMG Agreement"), Hampton Medical Group, P.A. ("HMG"), which is not affiliated with the Company, contracted to provide clinical and clinical administrative services at Hampton Psychiatric Institute ("Hampton Hospital"), the primary facility operated by Hospital Group of New Jersey, Inc. ("HGNJ"), a subsidiary of the Company's psychiatric hospital holding company, Hospital Group of America, Inc. ("HGA"). In late 1993 and early 1994, HGNJ delivered notices to HMG asserting that HMG had defaulted under the HMG Agreement based upon billing practices by HMG that HGNJ believed to be fraudulent. At the request of HMG, a New York state court enjoined HGNJ from terminating the HMG Agreement based upon the initial notice and ordered the parties to arbitrate whether HMG had defaulted.

On February 2, 1994, HMG commenced an arbitration in New York, New York (the "Arbitration"), entitled Hampton Medical Group, P.A. and Hospital Group of New Jersey, P.A. (American Arbitration Association), in which it contests the alleged default. In addition, HMG made a claim against HGNJ for unspecified damages based on allegedly foregone fees on the contention that HMG has the right to provide services at all HGNJ-owned facilities in New Jersey, including certain outpatient clinics and the Hampton Academy, at which non-HMG physicians have been employed. HGNJ has responded by asserting, among other things, that
(1) HMG has no contractual right to provide services at those facilities, (2) HMG has waived or lost any such right, if such right ever existed, and (3) HGNJ's assertions of billing fraud are a defense to any such right.

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

On or about April 12, 1995, an individual defendant in the Blue Cross Action who was formerly employed by HMG, Dr. Charles Dackis, commenced a third party claim in the Blue Cross Action against HGNJ, HGA and the Company, alleging a right under the HMG Agreement to indemnity in an unspecified amount for fees, expenses and damages that he might incur in that action. In a letter brief filed on or about April 17, 1995, HMG indicated an intention to bring a similar claim at a later date. On or about May 16, 1995, HGNJ, HGA and the Company filed an answer to the complaint, and HGNJ and HGA brought counter-claims against Dr. Dackis and cross- claims against HMG and Dr. A.L.C. Pottash, another individual defendant and the owner of HMG, in an amount to be determined, based on allegations of fraudulent and improper billing practices.


The Company and Dr. Pottash have recently agreed to suspend the Arbitration pending discussions between the parties with a view toward negotiating a buy out of the HMG Agreement and a dismissal of the claims against the Company, HGA and HGNJ in the Blue Cross Action. There can be no assurance that such discussions will result in a settlement of the dispute. If a settlement is achieved, it would probably require a payment, or a series of payments over time, to HMG that could have a material adverse effect on the Company's fiscal 1995 net income. In the opinion of the Company's management, however, results of operations at Hampton Hospital would be expected to improve significantly after termination of the HMG Agreement and the Company's long-term financial condition would not be adversely affected.

In the absence of a settlement, HGNJ intends to seek recovery from HMG for any losses, expenses or other damages HGNJ incurs or has incurred by reason of HMG's conduct, including any damages that may result from any future claims by other third party payors or others arising out of the billing or other practices at Hampton Hospital, which claims could, in the aggregate, be material. Management of the Company, however, after consultation with counsel, does not believe that the outcome of such future claims (should any be brought) would, in the aggregate, have a material adverse effect on the Company's financial condition. There can be no assurance, however, that HGA will be able to recover the amount of any or all such losses, expenses or damages from HMG.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

Note 3. Settlement of Disputes

On April 30, 1995, HGA and Progressions Health Systems, Inc. entered into an agreement which settled cross claims between the parties related to purchase price adjustments (which were credited to goodwill) and other disputes and provided for a series of payments to be made to HGA. Pursuant to this agreement, HGA received approximately $625,000 in the nine months ended July 31, 1995, $255,000 of which has been credited to Settlement of Disputes.

In July 1995 the Company received and credited to Settlement of Disputes a payment of approximately $900,000 from one of its insurers representing the settlement of a claim the Company had made on such insurer under a directors and officers liability insurance policy. The Company's claim was associated with litigation expenses and settlements of litigation involving previous management of the Company.

The balance of the $1,499,000 credit recorded in 1995 primarily relates to adjustments to certain estimated accruals no longer required.

Note 4. Inventories

Inventories are stated at the lower of cost, determined on a first in, first out or average cost basis, or market.

The components of inventories are as follows:

                                         July 31,   October 31,
                                           1995        1994
                                         --------   -----------
                                            (In thousands)
                    Raw materials        $ 2,234      $ 3,197
                    Work-in-process        1,030          973
                    Finished goods         7,083        7,526
                                         -------      -------
                                         $10,347      $11,696
                                         =======      =======

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


Note 5. Long-Term Debt

Long-term debt consists of the following:

                                         July 31,          October 31,
                                          1995                1994
                                        ---------          -----------
                                               (In thousands)
10% Senior Subordinated
  Secured Notes due 2003                $ 24,958            $ 25,410
10-5/8% Convertible Sub-
  ordinated Reset Debentures
  due 2005                                 9,214               9,210
Bank term loan                            10,056              10,556
Industrial Revenue Bonds                   1,595               2,000
Capitalized leases                            84                 266
                                        --------            --------
                                          45,907              47,442
Less current installments                  2,346               1,453
                                        --------            --------
                                        $ 43,561            $ 45,989
                                        ========            ========

Note 6. Subsequent Event

On August 30, 1995, the 30-day average of the price of the Company's common stock exceeded $3.00 per share. Accordingly, participants in the Company's Turnaround Incentive Plan (the "TIP") were awarded the remaining two-thirds of the total award for which they were eligible under the TIP. The initial one-third was earned and paid to participants in May 1994. See "The Company's Turnaround Incentive Plan" in Note 11 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended October 31, 1994. Payments for the final two-thirds will be made in September 1995 in cash (a total of $475,833) and by means of the issuance of a total of 291,946 shares of restricted stock under the Company's Long-Term Incentive Plan. In general, restrictions will be removed from 50% of such restricted shares on August 30, 1996, and from the balance one year later.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

References to Note numbers below are references to the Notes to Consolidated Condensed Financial Statements of the Company located in Item 1. herein.

                         Capital Resources & Liquidity

The Company's financial condition has stabilized significantly in fiscal 1995. Subsequent to the first quarter, in which payments to settle disputes and for legal fees resulted in negative operating cash flow of $5,008,000, the Company has generated $3,357,000 in positive operating cash flow, thereby narrowing the nine-month operating cash flow deficit to $1,651,000. Included in 1995's year-to-date operating cash flow was $1,417,000 cash received from the successful settlement of certain disputes. The primary contributors to this positive cash flow include continued strong performance by CooperVision, Inc. ("CVI"), the Company's contact lens business, in combination with decreased headquarters expenses (including legal fees) and the successful settlement of certain disputes and litigation. In addition, the Company has adjusted its corporate focus to favor acquiring products ready for market and/or already in the market, rather than funding longer-term higher risk research and development projects. Management expects that this will result in improved ongoing cash flow and, together with the financing activities discussed below, greater availability of cash to fund strategic acquisitions and other cash requirements. The Company is in active discussions with the medical group that has the exclusive contract to provide psychiatric services at Hampton Hospital, with a view toward negotiating a contract buy out that would improve future operating results. (See Note 2.)

Management believes that, absent extraordinary events, the Company is now in a position to generate sufficient cash to fund its internal operating needs.

In 1994, CVI entered into a credit agreement with a commercial lender providing for advances of up to $8,000,000. To date, CVI has drawn down on this agreement only to the extent required to generate interest expense equal to minimum interest requirements included in the agreement. At July 31, 1995, there was $2,885,000 owing under the credit agreement. The Company is evaluating various acquisition opportunities and, should it consummate any of those transactions, funds available under the credit agreement may be used. The Company is also exploring various methods of raising additional capital.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


                             Results of Operations

Three and Nine Months Ended July 31, 1995 Compared with Three and Nine Months Ended July 31, 1994.

Net Sales of Products:  Net sales of products increased by $1,741,000 or 13% and
$2,765,000   or  7%  for  the  three  and  nine  months  ended  July  31,  1995, respectively, over the corresponding 1994 periods.

                                          (Dollars in 000's)
                   Three Months Ended                            Nine Months Ended
                        July 31,                                       July 31,
          ----------------------------------------     ---------------------------------------
                                          % Incr.                                    % Incr.
            1995         1994           (Decrease)       1995         1994          (Decrease)
          -------      -------          ----------     -------      -------         ----------
CVI*      $11,481      $ 9,740              18%        $30,833      $27,712              11%
CSI**       3,270        3,178               3%          9,474        9,523              (1%)
CVP***       --             92             N/A              16          323             N/A
          -------      -------                         -------      -------
          $14,751      $13,010              13%        $40,323      $37,558               7%
          =======      =======                         =======      =======

* CVI = CooperVision, Inc.
** CSI = CooperSurgical, Inc.
*** CVP = CooperVision Pharmaceuticals, Inc.

Net sales of CVI increased both domestically and in Canada. The primary contributors to the growth included increased sales of the Preference spherical product line and the Hydrasoft'r' toric and Preference Toric'tm' product lines (the latter of which was launched in the fourth quarter of fiscal 1994), which grew by approximately 50% in the aggregate over the comparable nine-month periods. These increases were partially offset by anticipated decreases in sales of more mature product lines.

Net sales of CSI increased in the third quarter 1995 v. the third quarter 1994 in its gynecology product lines (which include LEEP'tm' instruments) by approximately 10%; the increase was offset by reduced sales of endoscopy products.

Net Service Revenue: Hospital Group of America, Inc.'s ("HGA") net service revenue consists of the following:

                                                      (Dollars in 000's)
                           Three Months Ended                               Nine Months Ended
                                July 31,                                        July 31,
                 ------------------------------------------         -----------------------------------------
                                                  % Incr./                                         % Incr./
                   1995          1994            (Decrease)           1995         1994            (Decrease)
                 --------      --------          ----------         --------     --------          ---------
Net patient
  revenue        $ 10,347      $ 10,391              --            $ 30,779      $ 32,205                (4%)
Management
  fees                151           500               (70%)           1,151         1,500               (23%)
                 --------      --------                             --------     --------
                 $ 10,498      $ 10,891                (4%)        $ 31,930      $ 33,705                (5%)
                 ========      ========                            =========     ========

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Net patient revenue was flat for the third quarter 1995 v. the third quarter 1994. Net patient revenue for the first nine months of 1995 decreased by $1,426,000 or 4% v. the first nine months of 1994. Revenues have been pressured by the current industry trend towards increased managed care, which results in decreased daily rates and declines in average lengths of stay. Management is endeavoring to mitigate those pressures by increasing the number of admissions to its hospitals, and by providing outpatient and other ancillary services. In addition, management estimates that the dispute with the Hampton Medical Group has reduced revenues during the first nine months of 1995 at Hampton Hospital by approximately $1,000,000 compared with the first nine months of 1994 (see Note
2). Management fees resulted from a contract to manage three psychiatric facilities. The contract expired by its terms in May 1995.

Cost of Services Provided: Cost of services provided represents all of the costs (other than financing costs) incurred by HGA in generating net service revenue. The result of subtracting cost of services provided from net service revenue is a profit of $388,000, or 3.7%, of net service revenue in the third quarter of 1995 and $1,453,000, or 4.6%, in the first nine months of 1995. The corresponding profits were $716,000, or 6.6% of net service revenue, and $3,104,000, or 9.2%, in the three- and nine-month periods ended July 31, 1994, respectively. The decreased percentage of profit is primarily attributable to a reduction in patient days at the hospitals operated by HGA, exacerbated by lower average billing rates and the cost of the previously mentioned dispute with the Hampton Medical Group.

Cost of Products Sold: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was as follows:

                                            Margin %                  Margin %
                                      Three Months Ended        Nine Months Ended
                                           July 31,                 July 31,
                                      -----------------         -----------------
                                      1995         1994         1995         1994
                                      ----         ----         ----         ----
CVI                                    73           71           73           71
CSI                                    53           40           52           48
Consolidated                           69           64           68           65

CVI's margin has increased due to efficiencies associated with higher production volumes, as well as a favorable product mix. CSI's margins in 1994 were impacted by a $200,000 write-down of endoscopy inventory, which reduced margins by 6% and 2% for the third quarter and nine months, respectively.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Research and Development Expense: Research and development expense was $632,000 and $2,507,000 for the three and nine months ended July 31, 1995, respectively. The respective prior year amounts were $904,000 and $3,232,000. The decrease for both periods is primarily attributable to reduced development activity related to CVP's calcium channel blocker, CalOptic'tm'. The nine-month decrease is partially offset by an increase in CSI's research and development expenses related to the development and evaluation of a proprietary thermal endometrial ablation technology. In May 1995, CSI announced that it had discontinued funding of this project. CVP's research and development expenditures were $310,000 and $1,180,000 for the third quarter and first nine months of 1995, respectively. These expenditures were $258,000 and $955,000 less than 1994's third quarter and first nine months, respectively. Discussions continue with a number of potential strategic partners to out-license CalOptic'tm'.

The Company currently anticipates a continued downtrend in the level of spending on research and development. The Company now favors acquiring products which will be marketable immediately or in the short-term, rather than funding longer-term, higher risk research and development projects.

Selling, General and Administrative Expense: Selling, general and administrative (SG&A) expenses by business unit and corporate were as follows:

                                                  (Dollars in 000's)
                          Three Months Ended                                    Nine Months Ended
                               July 31,                                              July 31,
                -----------------------------------------         -------------------------------------------
                                                  % Incr.                                            % Incr.
                  1995          1994              (Decr.)           1995              1994           (Decr.)
                --------      --------          ---------         --------          --------      ---------
CVI             $  4,010      $  3,366                19%         $ 11,828          $ 10,311            15%
CSI                1,453         1,643               (12%)           4,132             4,588           (10%)
CVP                   27            97               (72%)              64               327           (80%)
Corporate/
Other              1,254         1,938               (35%)           4,251             9,010           (53%)
                --------      --------                            --------          --------
                $  6,744      $  7,044                (4%)        $ 20,275          $ 24,236           (16%)
                ========      ========                            ========          ========

SG&A expenses for the three- and nine-month periods have decreased 4% and 16% from the prior year's three- and nine-month periods, respectively, largely as a result of the resolution of various legal matters and a reduction in the level of corporate staffing. CVP's SG&A expenses decreased as it discontinued sales of its branded generic line of ophthalmic pharmaceuticals. Continued cost cutting measures at CSI resulted in a reduction of 10% in the nine-month period ended July 31, 1995 v. the comparable 1994 period. These decreases were partially offset by increased SG&A expenses incurred by CVI to effect the successful launch of Preference Toric'tm', and to prepare for the launch of additional new products.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Income (Loss) From Operations: As a result of the variances discussed above, income from operations improved by nearly $2,000,000 and $6,200,000, respectively, from the amounts reported for the 1994 three- and nine-month periods. Income (loss) from operations by business unit and corporate was as follows:

                                              (Dollars in 000's)
                         Three Months Ended                         Nine Months Ended
                               July 31,                                  July 31,
                -----------------------------------       -----------------------------------
                                             Incr.                                     Incr.
                  1995          1994        (Decr.)         1995          1994        (Decr.)
                --------      --------      -------       --------      --------      -------
CVI             $ 4,078       $ 3,244       $   834       $ 9,738       $ 8,334       $ 1,404
CVP                (343)         (678)          335        (1,226)       (2,378)        1,152
CSI                 106          (552)          658          (138)         (668)          530
HGA                 336           662          (326)        1,292         2,917        (1,625)
Corporate/
Other            (1,253)       (1,735)          482        (4,244)       (8,977)        4,733
                -------       -------       -------       -------       -------       -------
                $ 2,924       $   941       $ 1,983       $ 5,422       $  (772)      $ 6,194
                =======       =======       =======       =======       =======       =======

Settlement of Disputes: In the first nine months of 1995, the Company recorded a credit to income of $1,499,000 related to the successful settlement of certain disputes. Of this amount, $1,417,000 represented cash received by the Company from an insurance company and from Progressions Health Systems, Inc. in connection with the settlement of litigation. (See Note 3.) The balance represented adjustments to certain estimated accruals.

In the first nine months of 1994, the Company recorded the following items related to settlement of disputes:

     A credit of  $850,000  following  receipt of funds by the Company to settle
     certain  claims  made  by  the  Company   associated  with  a  real  estate
     transaction.

     A charge of $5,800,000, which represented the Company's estimate, at that time, of costs required to settle certain disputes and litigation, including U.S. Attorney/SEC, employee related and patent related matters.

Other Income (Expense), Net: Included in other income (expense), net are:

     1) Debt Restructuring Costs: In the first nine months of 1994, the Company recorded a charge of $429,000 to refine the estimate for debt restructuring costs related to its 1993 Exchange Offer and Consent Solicitation. There has been no similar activity in fiscal 1995.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


     2) Interest income of $93,000 and $104,000 for the three months ended July 31, 1995 and 1994, respectively, and $256,000 and $276,000 for the nine months ended July 31, 1995 and 1994, respectively. The decrease for the nine-month period primarily reflects lower average cash balances over the respective periods.

     3) Net gains (losses) on temporary investments of $105,000 for the three months ended July 31, 1994, and $37,000 and ($547,000) for the nine months ended July 31, 1995 and 1994, respectively.

     4) Gain on Sales of Assets and Businesses, Net: In the first nine months of 1994, the Company sold two parcels of land for cash and notes for a net gain of $134,000. The Company also sold its EYEscrub'tm' trademark in Canada for a net gain of $80,000. There has been no similar activity in fiscal 1995.

Provision for Income Taxes: The provision for income taxes reflects primarily state income and franchise taxes. Tax accruals of $4,000,0000, which were no longer required, were reversed in the third quarter of 1994.

Earnings Per Share: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each of the respective three- and nine-month periods.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

See "Note 2. Legal Proceedings" in Part I Item 1 herein for a description of legal proceedings.


Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit
Number                 Description
-------                -----------
11                     Calculation of Net Income (Loss) Per Common
                       Share.

27                     Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the period from May 1, 1995 to July 31, 1995.

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



                                                 The Cooper Companies, Inc.
                                            ------------------------------------
                                                        (Registrant)



Date: September 1, 1995                             /s/ Robert S. Weiss
                                            ------------------------------------
                                            Senior Vice President, Treasurer and
                                                  Chief Financial Officer

         STATEMENT OF DIFFERENCES
The registered trademark symbol shall be expressed as...  'r'
The trademark symbol shall be expressed as.............. 'tm'

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