Form 10-K405
period 1995-10-31
COOPER COMPANIES INC
filed 1996-01-16
CIK 711404

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

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995            COMMISSION FILE NO. 1-8597

                            ------------------------

                           THE COOPER COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                 94-2657368
              (STATE OR OTHER JURISDICTION                                    (I.R.S. EMPLOYER
                   OF INCORPORATION)                                        IDENTIFICATION NO.)

          6140 STONERIDGE MALL ROAD, SUITE 590                                     94588
                 PLEASANTON, CALIFORNIA                                          (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                                   510-460-3600
                               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                               ON WHICH REGISTERED
------------------------------------------------  ------------------------------------------------
Common Stock, $.10 Par Value, and
  associated Rights                               New York Stock Exchange
10 5/8% Convertible Subordinated Reset            Pacific Stock Exchange
  Debentures due 2005                             New York Stock Exchange
10% Senior Subordinated Secured Notes             Pacific Stock Exchange
  due 2003                                        Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1995: Common Stock, $.10 Par Value -- $66,383,460.

     Number of shares outstanding of the registrant's common stock, as of December 31, 1995: 11,582,186.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The  Proxy  Statement   for  the  registrant's   1996  Annual  Meeting   of
Stockholders is incorporated by reference into Part III of this Form 10-K.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     The Cooper Companies, Inc. ('TCC' or the 'Company'), through its subsidiaries, develops, manufactures and markets healthcare products, including a range of contact lenses and diagnostic and surgical instruments and accessories, and provides healthcare services through the ownership and operation of certain psychiatric facilities. TCC is a Delaware corporation which was organized on March 4, 1980.

COOPERVISION

     CooperVision, Inc. ('CooperVision' or 'CVI') develops, manufactures and markets a range of contact lenses in the United States and Canada. Approximately 75% of the lenses sold are conventional daily or flexible wear lenses and approximately 25% constitute planned replacement lenses.

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

     Preference'r', which was introduced in fiscal 1992, is a planned replacement product manufactured from the Tetrafilcon A polymer. Three clinical studies, conducted at 31 investigative sites using 603 patients, have demonstrated Preference's superior performance in connection with deposit resistance, visual acuity and handling.

     In April 1993, CooperVision acquired CoastVision, Inc. ('CoastVision'), a contact lens company which designs, manufactures and markets high quality soft toric lenses (the majority of which are custom made) designed to correct astigmatism. The acquisition has enabled CooperVision to expand into an additional niche in the contact lens market and to enlarge its customer base.

     In October 1994, CooperVision introduced Preference Toric'tm', a toric planned replacement product. Preference Toric'tm' combines the benefits of the Tetrafilcon A polymer with the low cost 'fips' manufacturing techniques and design characteristics of the Hydrasoft'r' toric lens. This new product enables CooperVision to compete in the fast-growing toric planned replacement market segment.

     CooperVision Pharmaceuticals, now reorganized as part of CooperVision, has completed all of the clinical trials conducted during the past four years with respect to CalOptic'tm', its proprietary calcium channel blocker compound being developed for the topical treatment of glaucoma. Those clinical trials demonstrated safety and efficacy, but also indicated that considerable further research would be necessary to establish the compound's full potential and to obtain regulatory approvals to market the product. Exploratory discussions with prospective partners are continuing in an attempt to share the risks and costs of the necessary further research, as well as the potential profits that may ultimately be obtained if the product is approved for sale.

     CooperVision is continuing to explore opportunities to expand and diversify its business into additional niche markets.

COOPERSURGICAL

     CooperSurgical, Inc. ('CooperSurgical') was established in November 1990 to compete in niche segments of the rapidly expanding worldwide market for diagnostic and surgical instruments, accessories and disposable devices. During the past few years, increasing emphasis has been given to developing, manufacturing and distributing diagnostic and surgical instruments, disposable devices and equipment used selectively in both traditional and minimally invasive surgical procedures, especially those performed by gynecologists. By the end of fiscal 1995, approximately 75% of CooperSurgical's net revenue related to women's healthcare products.

     CooperSurgical's loop electrosurgical excision procedure products, marketed under the LEEP'tm' brand name, are primarily used for the removal of cervical and vaginal pre-cancerous tissue and benign external lesions. Unlike laser ablation, which tends to destroy tissue, the electrosurgery procedure removes affected tissue with minimal charring, thereby improving the opportunity to obtain an accurate histological analysis of the patient's condition by producing a viable tissue specimen for biopsy purposes. In addition, the loop electrosurgical excision procedure is less painful to the patient than laser ablation and is easily learned by practitioners. Because this procedure enables a gynecologist to both diagnose and treat a patient in one office visit, patients incur lower costs.

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

     In May 1995, CooperSurgical terminated its agreement with InnerDyne, Inc. to develop their endometrial ablation technology to control excessive uterine bleeding.

     In June 1995, CooperSurgical acquired a proprietary line of products that facilitate the performance of gynecological procedures where uterine manipulation is required. Compared to competing products, the new CooperSurgical products offer the gynecologist substantially improved pelvic exposure, access and traction during laparoscopic surgery, and facilitate dye injection during fertility studies. Since acquiring this product line, CooperSurgical has completed development of a proprietary line extension designed to enable gynecologists to perform minimally invasive hysterectomies, which will be launched after market clearance by the FDA.

     Outside the U.S., CooperSurgical received regulatory approval during 1995 for its operating room laparoscopy products in Japan.

HOSPITAL GROUP OF AMERICA

     In May 1992, TCC acquired Hospital Group of America, Inc. ('HGA'), which owns and operates three psychiatric facilities: Hartgrove Hospital in Chicago, Illinois (which currently has 119 licensed beds), Hampton Hospital in Rancocas, New Jersey (which currently has 100 licensed beds) and MeadowWood Hospital in New Castle, Delaware (which currently has 50 licensed beds). Also in May 1992, a subsidiary of the Company entered into a management services agreement under which it assumed the management of three additional psychiatric facilities. The management services agreement, which provided for monthly payments to the Company of $166,667, expired by its terms in May 1995. Also in May 1995, HGA settled a purchase price adjustment and other disputes that had been pending since 1992 with the former owner of its hospitals.

     HGA's psychiatric facilities provide intensive and structured treatment for children, adolescents and adults suffering from a variety of mental illnesses and/or chemical dependencies, including treatment for women, older adults, survivors of psychological trauma and alcohol and substance abusers. Services include comprehensive psychiatric and chemical dependency evaluations, inpatient and outpatient treatment and partial hospitalization.

     In response to market demands for an expanded continuum of care, HGA is in the process of expanding its outpatient and partial hospitalization programs. Several of those facilities offer day-treatment to children and adolescents, others offer treatment to chronically mentally ill adults and others offer outpatient counseling. During 1995, the number of day-treatment sites was increased to eight at Hartgrove Hospital and to four at MeadowWood Hospital. Additional programs are expected to commence operations in 1996.

     The following is a comparison of certain statistical data relating to inpatient treatment for fiscal years 1993, 1994 and 1995 for the psychiatric facilities owned by HGA:

                                                                           FISCAL YEAR ENDED OCTOBER
                                                                                      31,
                                                                          ----------------------------
                                                                           1995       1994       1993
                                                                          ------     ------     ------

Total patient days....................................................    62,556     71,882     72,054
Admissions............................................................     4,782      4,787      4,310
Average length of stay (in days)......................................      12.9       15.0       16.8
Average occupancy.....................................................      63.7%      73.2%      76.2%

     During the three-year period for which information is provided, total patient days, average length of stay, and average occupancy have declined. This trend is due, in part, to pressure from managed care groups to limit the length of hospital stays.

     Each psychiatric facility is accredited by the Joint Commission of Accreditation of Healthcare Organizations (JCAHO), a national organization which periodically undertakes a comprehensive review of a facility's staff, programs, physical plant and policies and procedures for purposes of accreditation of such healthcare facility. Accreditation generally is required for patients to receive insurance company reimbursement and for participation by the facility in government sponsored provider programs.

     Until December 31, 1995, a medical group not affiliated with HGA was responsible for providing both clinical and clinical administrative services at Hampton Hospital. In December 1995, the Company announced the settlement of a dispute with the management of that medical group. (See Note 14.(1))

     Patient and Third Party Payments. HGA receives payment for its psychiatric services either from patients, from their health insurers or through the Medicare, Medicaid and Civilian Health and Medical Program of Uniformed Services ('CHAMPUS') governmental programs. Medicare is a federal program which entitles persons 65 and over to a lifetime benefit of up to 190 days as an inpatient in an acute psychiatric facility. Persons defined as disabled, regardless of age, also receive this benefit. Medicaid is a joint federal and state program available to persons with limited financial resources. CHAMPUS is a federal program which provides health insurance for active and retired military personnel and their dependents.

     While other programs may exist or be adopted in different jurisdictions, the following four categories reflect the primary methods by which HGA's facilities receive payment for services:

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

          (c) Cost-based reimbursement is predicated on the allowable cost of services, plus, in certain cases, an incentive payment where costs fall below a target rate. It is used by Medicare, Medicaid

------------
(1) All references to Note numbers shall constitute the incorporation by reference of the text of the specific Note contained in the Notes to Consolidated Financial Statements of the Company and its subsidiaries located in Item 8, into the Item number in which it appears.

     and certain Blue Cross insurance programs to provide reimbursement in amounts generally lower than the standard or negotiated schedule of rates in effect at an HGA facility.

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

     Limits on Reimbursement. Changes in government reimbursement programs have resulted in limitations on increases in, and in some cases in reduced levels of reimbursement for healthcare services, and additional changes are anticipated. Such changes are likely to result in further limitations on reimbursement levels. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures. Inpatient hospital utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. In addition, efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue. Although the Company is unable to predict the effect these changes will have on its operations, as the number of patients covered by managed care payors increases, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a further adverse effect on HGA's business and earnings.

RESEARCH AND DEVELOPMENT

     During the fiscal years ended October 31, 1995, 1994 and 1993, expenditures for Company-sponsored research and development were $2,914,000, $4,407,000 and $3,209,000, respectively. During fiscal 1995, approximately 43% of those expenditures was incurred by CooperVision Pharmaceuticals, primarily in connection with completing the CalOptic'tm' clinical trials, 29% was incurred by CooperVision and the balance was incurred by CooperSurgical. No customer-sponsored research and development has been conducted.

     The Company employs 16 people in its research and development and manufacturing engineering departments. Product development and clinical research for CooperVision products are supported by outside specialists in lens design, formulation science, polymer chemistry, microbiology and biochemistry. Product research and development for CooperSurgical is conducted in-house and by outside surgical specialists, including members of both the CooperSurgical and Euro-Med surgical advisory boards.

GOVERNMENT REGULATION

     Healthcare Products. The development, testing, production and marketing of the Company's healthcare products are subject to the authority of the U.S. Food and Drug Administration ('FDA') and other federal agencies as well as foreign ministries of health. The Federal Food, Drug and Cosmetic Act and other statutes and regulations govern the testing, manufacturing, labeling, storage, advertising and promotion of such products. Noncompliance with applicable regulations can result in fines, product recall or seizure, suspension of production and criminal prosecution.

     The Company is currently developing and marketing medical devices, which are subject to different levels of FDA regulation depending upon the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval procedures, while Class I and II devices are subject to substantially lower levels of regulation.

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

     The Company, in connection with some of its new surgical products, can submit premarket notification to the FDA under an expedited procedure known as a 510(k) application, which is available for any product that can be demonstrated to be substantially equivalent to a device marketed prior to May 28, 1976. If the new product is not substantially equivalent to a pre-existing device or if the FDA were to reject a claim of substantial equivalence, extensive preclinical and clinical testing would be required, additional costs would be incurred and a substantial delay would occur before the product could be brought to market.

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

     The procedures described above involve the expenditure of considerable resources and usually result in a substantial time lag between the development of a new product and its introduction into the marketplace. There can be no assurance that all necessary approvals will be obtained, or that they will be obtained in a time frame that allows the product to be introduced for commercial sale in a timely manner. Furthermore, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after marketing has begun.

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

     The states in which the Company operates hospital facilities have in effect certificate of need statutes. State certificate of need statutes provide, generally, that prior to the construction of new healthcare facilities, the addition of new beds or the introduction of a new service, a state agency must determine that a need exists for those facilities, beds or services. A certificate of need is generally issued for a specific maximum amount of expenditures or number of beds or types of services to be provided, and the holder is generally required to implement the approved project within a specific time period. Certificate of need issuances for new facilities are extremely competitive, often with several applicants for a single certificate of need.

     All of HGA's facilities are certified or approved as providers under one or more of the Medicaid or Medicare programs. In order to receive Medicare reimbursement, each facility must meet the applicable conditions promulgated by the United States Department of Health and Human Services relating to the type of facility, its equipment, its personnel and its standards of patient care.

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

     Healthcare Reform. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens. There continue to be efforts at the federal level to introduce various insurance market reforms, expanded fraud and abuse and anti-referral legislation and further reductions in Medicare and Medicaid reimbursement. A broad range of both similar and more comprehensive healthcare reform initiatives is likely to be considered at the state level. It is uncertain which, if any, of these or other proposals will be adopted. The Company cannot predict the effect such reforms or the prospect of their enactment may have on the business of the Company and its subsidiaries.

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

     Pursuant to a supply agreement entered into in May 1989 and subsequently amended between the Company and Pilkington plc, the buyer of the Company's contact lens business outside of the United States and Canada, CooperVision purchases certain of its lenses from Pilkington plc (see Note 14). These purchased lenses represented approximately 10%, 13% and 28% of the total number of lenses sold by the Company in fiscal 1995, 1994 and 1993, respectively.

MARKETING AND DISTRIBUTION

     Healthcare Products. In the United States and Canada, CooperVision markets its products through its field sales representatives, who call on ophthalmologists, optometrists, opticians and optical chains. In the United States, field sales representatives also call on distributors.

     CooperSurgical's LEEP'tm', Frigitronics'r' and hysteroscopy products are marketed worldwide by a network of independent sales representatives and distributors. Euro-Med'r' instruments, as well as certain LEEP'tm' disposable products, are marketed in the United States through direct mail catalog programs.

     Healthcare Services. HGA's marketing concept aims to position each psychiatric facility as the provider of the highest quality mental health services in its marketplace. HGA employs a combination of general advertising, toll-free 'help lines,' community education programs and facility-based continuing education programs to underscore the facility's value as a mental health resource center. HGA's marketing emphasizes discrete programs for select illnesses or disorders because of its belief that marketing with program differentiation will be valuable to a referral source seeking treatment for specific disorders. Referral sources include psychiatrists, other physicians, psychologists, social workers, school guidance counselors, police, courts, clergy, care-provider organizations and former patients.

PATENTS, TRADEMARKS AND LICENSING AGREEMENTS

     TCC owns or licenses a variety of domestic and foreign patents which, in the aggregate, are material to its businesses. Unexpired terms of TCC's United States patents range from less than one year to a maximum of 20 years.

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

DEPENDENCE UPON CUSTOMERS

     No material portion of TCC's businesses is dependent upon any one customer or upon any one affiliated group of customers. However, approximately 21% and 29%, respectively, of HGA's fiscal 1995 net patient revenue was generated by Medicaid and Medicare.

GOVERNMENT CONTRACTS

     No material portion of TCC's businesses is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

COMPETITION

     Each of TCC's businesses operates within a highly competitive environment. Competition in the healthcare industry revolves around the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of illness or disease. TCC competes primarily on the basis of product quality, program differentiation, technological benefit, service and reliability, as perceived by medical professionals.

     Healthcare Products. Numerous companies are engaged in the development and manufacture of contact lenses. CooperVision competes primarily on the basis of product quality, service and reputation among medical professionals and by its participation in specialty niche markets. It has been, and continues to be, the sponsor of clinical lens studies intended to generate information leading to the improvement of CooperVision's lenses from a medical point of view. Major competitors have greater financial resources and larger research and development and sales forces than CooperVision. Furthermore, many of these competitors offer a greater range of contact lenses, plus a variety of other eyecare products, including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses to high volume contract accounts.

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

     Healthcare Services. In most areas in which HGA operates, there are other psychiatric facilities that provide services comparable to those offered by HGA's facilities. Some of those facilities are owned by governmental organizations, not-for-profit organizations or investor-owned companies having substantially greater resources than HGA and, in some cases, tax-exempt status. Psychiatric facilities frequently draw patients from areas outside their immediate locale, therefore, HGA's psychiatric facilities compete with both local and distant facilities. In addition, psychiatric facilities compete with psychiatric units in acute care hospitals. HGA's strategy is to develop high quality programs designed to target specific disorders and to retain a highly qualified professional staff.

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

WORKING CAPITAL

     TCC's businesses have not required any material working capital arrangements in the past five years. In light of the substantial reduction in TCC's current asset base and the potential cash outflow which may occur in connection with the acquisition of new products, the Company has obtained a line of credit from a commercial lender and is pursuing a variety of other alternatives to obtain funds. See Item 7 'Management's Discussion and Analysis of Financial Condition' and 'Results of Operations -- Capital Resources and Liquidity.'

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

     Note 16 sets forth financial information with respect to TCC's business segments and sales in different geographic areas.

EMPLOYEES

     On October 31, 1995, TCC and its subsidiaries employed approximately 1,000 persons. In addition, HGA's psychiatric facilities are staffed by licensed physicians who have been admitted to the medical staff of an individual facility. Certain of those physicians are not employees of HGA. TCC believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is information regarding the current executive officers of the Company or its principal subsidiaries who are not also directors:

             NAME                 AGE                                     OFFICE
-------------------------------   ---   --------------------------------------------------------------------------

Gregory A. Fryling.............   41    Vice President, Business Development, President of CooperVision
                                          Pharmaceuticals, Inc.
Robert S. Holcombe.............   53    Senior Vice President and General Counsel
Marisa F. Jacobs...............   38    Secretary and Associate General Counsel
Carol R. Kaufman...............   46    Vice President and Chief Administrative Officer
Audrey A. Murray...............   51    Vice President of Risk Management and Employee Benefits
Nicholas J. Pichotta...........   51    President and Chief Executive Officer of CooperSurgical, Inc.
Mark R. Russell................   46    President and Chief Executive Officer of Hospital Group of America, Inc.
Robert S. Weiss................   49    Executive Vice President, Treasurer and Chief Financial Officer
Stephen C. Whiteford...........   55    Vice President and Corporate Controller

     Gregory A. Fryling has served as Vice President, Business Development since January 1993 and has been serving as President of CooperVision Pharmaceuticals, Inc. since May 1994. He has been an officer of various subsidiaries including Vice President and Controller of The Cooper Healthcare Group from January 1990 through December 1992 and Vice President and Controller of CooperVision from October 1988 through December 1989. He also served as Vice President and Controller of Cooper Life Sciences ('CLS') (then, a manufacturer of surgical laser and ultrasonic devices) from September 1986 to September 1988.

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

     Marisa F. Jacobs has served as Secretary since April 1992 and as Associate General Counsel since November 1989. From July 1987 until October 1989, she served as Senior Vice President of Prism Associates, Inc. (a business consulting firm of which she was a co-founder). From September 1981 to October 1987, she was an associate with the law firm of Reavis & McGrath (now Fulbright & Jaworski L.L.P.).

     Carol R. Kaufman has served as Vice President and Chief Administrative Officer since October 1995. From January 1989 through September 1995, she served as Vice President, Chief Administrative Officer and Secretary of Cooper Development Company ('CDC') (a healthcare and consumer products company), a former affiliate of the Company; from June 1985 through January 1989 she served as Vice President of Cooper & Company, CDC's mergers and acquisitions subsidiary. From October 1971 until June 1985 she held a variety of offices at Cooper Laboratories, Inc. (the Company's former parent).

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

     Nicholas J. Pichotta has served as President and Chief Executive Officer of CooperSurgical since September 1992. He served as Vice President of the Company from December 1992 to May 1993 and as Vice President, Corporate Development -- Healthcare from December 1991 to December 1992 and as President of CooperVision from November 1990 to June 1991. He has served in a number of other positions since joining the Company in January 1989. From May to October 1988 he was Managing Director of Heraeus LaserSonics and from December 1986 to May 1988 he served as President of the Surgical Laser Division of CLS.

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

     Robert S. Weiss became the Executive Vice President in October 1995. He has been the Treasurer and Chief Financial Officer of the Company since 1989. From October 1992 until October 1995, he was also as a Senior Vice President; from March 1984 to October 1992 he served as a Vice President, and from 1984 through July 1990 he served as Corporate Controller. He served as Corporate Controller of Cooper Laboratories, Inc. (the Company's former parent) from 1980 until March 1984 and as Vice President from March 1983 until March 1984.

     Stephen C. Whiteford has served as Vice President and Corporate Controller since July 1992. He served as Assistant Corporate Controller from March 1988 to July 1992, as International Controller from August 1986 to February 1988 and as Vice President and Controller of CooperVision Ophthalmic Products from June 1985 to August 1986.

     There is no family relationship between any of the above-named officers or between any such officer and any director of the Company.

ITEM 2. PROPERTIES.

     The following are TCC's principal facilities as of December 31, 1995:

                                                        APPROXIMATE    APPROXIMATE
                                                        FLOOR AREA        ANNUAL            LEASE
          LOCATION                  OPERATIONS           (SQ. FT.)         RENT          EXPIRATION
----------------------------  -----------------------   -----------    ------------      -----------

United States
     Pleasanton, CA.........  Executive Offices            14,000          $212,000      Sept. 2000
     Fort Lee, NJ...........  Offices                      11,000(1)       $231,000(1)   Feb. 2005
     Chicago, IL............  Psychiatric Hospital         74,000      Owned in fee      N/A(2)
     New Castle, DE.........  Psychiatric Hospital         45,000      Owned in fee      N/A(2)
     Mt. Holly, NJ..........  Learning Facility            22,000          $235,000      Sept. 1997
     Rancocas, NJ...........  Psychiatric Hospital         65,000      Owned in fee      N/A(2)
     Irvine, CA.............  CVI Offices,                 17,500          $120,000      Jan. 1998
                                distribution and
                                customer service
     Huntington Beach, CA...  CVI Manufacturing &          21,000          $185,000      April 1999
                                technical offices
     Fairport, NY...........  CVI Administrative           15,000          $237,000(3)   March 1999
                                offices & marketing
     Scottsville, NY........  CVI Manufacturing,           35,000      Owned in fee      N/A
                                distribution and
                                warehouse facilities
     Shelton, CT............  CSI Manufacturing,           25,000          $250,000      Dec. 2001
                                research and
                                development,
                                marketing,
                                distribution and
                                warehouse facilities
Canada
     Markham, Ont...........  CVI Offices,                 21,000          $ 75,000      Feb. 2000
                                manufacturing
                                distribution and
                                warehouse facilities

------------

(1) On December 9, 1994, the Company entered into a sublease pursuant to which it has subleased to a third party approximately 6,000 square feet of its Fort Lee, NJ, office space at an annual base rent commencing at $113,924 in year one and increasing to $125,916 in years two through five, the last year of the sublease. The subtenant has an option to renew the sublease for an additional five years. An agreement in principal has been reached to sublease the remaining 5,000 square feet of this office to the same subtenant for four years beginning April 1, 1996, with a similar option to renew for an additional five years.

(2) Outstanding loans, totaling $11,347,000 as of October 31, 1995, were secured by these properties.

(3) Includes utilities, common area charges and taxes.

                            ------------------------

     The Company believes its properties are suitable and adequate for its businesses.

ITEM 3. LEGAL PROCEEDINGS.

     See the discussion of legal proceedings contained in Note 14.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 1995 Annual Meeting of Stockholders was held on September 20, 1995.

     Each of the seven individuals nominated to serve as directors of the Company were re-elected to office. Information with respect to votes cast for or withheld from such nominee is set forth below:

                           DIRECTOR                                VOTES FOR    VOTES WITHHELD
---------------------------------------------------------------   -----------   --------------
A. Thomas Bender...............................................    30,526,290      1,676,845
Mark A. Filler.................................................    30,420,947      1,782,188
Michael H. Kalkstein...........................................    30,421,005      1,782,130
Moses Marx.....................................................    30,526,563      1,676,572
Donald Press...................................................    30,525,770      1,677,365
Steven Rosenberg...............................................    30,421,723      1,781,412
Allan E. Rubenstein............................................    30,422,094      1,781,041

     Stockholders were asked to approve proposals to reduce the authorized capital stock of the Company and to effectuate a one-for-three reverse common stock split. A total of 29,108,488 and 28,569,024 shares, respectively, voted in favor of the proposals, 2,772,727 and 3,486,291 shares, respectively, voted against the two proposals, and a total of 321,720 and 147,190 shares, respectively, abstained from voting.

     Stockholders were also asked to ratify the appointment of KPMG Peat Marwick LLP as independent certified public accountants for the Company for the fiscal year which ended October 31, 1995. A total of 30,510,989 shares were voted in favor of the ratification, 1,617,037 shares were voted against it and 75,809 shares abstained. The numbers contained in this section have not been adjusted to reflect the one-for-three reverse stock split which was effectuated on the day following the Annual Meeting.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on The New York Stock Exchange, Inc. and the Pacific Stock Exchange Incorporated. No cash dividends were paid with respect to the common stock in fiscal 1995 or 1994.

     The Indenture, dated as of March 1, 1985, governing the Company's Debentures, as amended by the First Supplemental Indenture dated as of June 29, 1989 and the Second Supplemental Indenture dated as of January 6, 1994, and the Indenture dated as of January 6, 1994 governing the Company's 10% Senior Subordinated Secured Notes due 2003 (collectively, the 'Indentures'), prohibit the payment of cash dividends on the Company's common stock unless (i) no defaults exist or would exist under the Indentures, (ii) the Company's Cash Flow Coverage Ratio (as defined in the Indentures) for the most recently ended four full fiscal quarters has been at least 1.5 to 1, and (iii) such cash dividend, together with the aggregate of all other Restricted Payments (as defined in the Indentures), is less than the sum of 50% of the Company's cumulative net income plus the proceeds of certain sales of the Company's or its subsidiaries' capital stock subsequent to February 1, 1994. The Company does not anticipate, in the foreseeable future, paying cash dividends on its common stock.

     The ability of the Company to declare and pay dividends is also subject to restrictions set forth in the Delaware General Corporation Law (the 'Delaware GCL'). As a general rule, a Delaware corporation may pay dividends under the Delaware GCL either out of its 'surplus,' as defined in the Delaware GCL, or, subject to certain exceptions, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company's ability to pay cash dividends depends upon whether the Company satisfies the requirements of the Delaware GCL at the time any such proposed dividend is declared.

     Other information called for by this Item is set forth in Note 17.

ITEM 6. SELECTED FINANCIAL DATA

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                         FIVE YEAR FINANCIAL HIGHLIGHTS
                            CONSOLIDATED OPERATIONS

                                                                          YEARS ENDED OCTOBER 31,
                                                          -------------------------------------------------------
                                                           1995        1994        1993        1992        1991
                                                          -------    --------    --------    --------    --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

Net sales of products..................................   $55,296    $ 51,034    $ 47,369    $ 43,873    $ 35,524
Net service revenue....................................    41,794      44,611      45,283      19,406       --
                                                          -------    --------    --------    --------    --------
     Net operating revenue.............................    97,090      95,645      92,652      63,279      35,524
                                                          -------    --------    --------    --------    --------
Cost of products sold..................................    17,549      17,906      17,538      18,236      16,979
Cost of services provided..............................    40,454      41,039      42,754      17,353       --
Research and development expense.......................     2,914       4,407       3,209       3,267       2,268
Selling, general and administrative expense............    25,826      31,027      49,382      44,600      45,627
Costs associated with restructuring operations.........     1,480       --            451       --          --
Amortization of intangibles............................       859         843         772         742         946
                                                          -------    --------    --------    --------    --------
Income (loss) from operations..........................     8,008         423     (21,454)    (20,919)    (30,296)
                                                          -------    --------    --------    --------    --------
Settlement of disputes, net............................     3,532       4,950       6,350       4,498       --
Debt restructuring costs...............................     --            340       2,131       --          --
Investment income (loss),net...........................       444        (153)      1,615      14,254      12,268
Gain on sales of assets and businesses, net............     --            214         620       1,030       --
Other income, net......................................        51          42         174         772         574
Interest expense.......................................     4,741       4,533       6,129       6,697       7,148
                                                          -------    --------    --------    --------    --------
Income (loss) from continuing operations before income
  taxes................................................       230      (9,297)    (33,655)    (16,058)    (24,602)
Provision for (benefit of) income taxes................       115      (4,600)        417         100         201
                                                          -------    --------    --------    --------    --------
Income (loss) from continuing operations before
  extraordinary items..................................       115      (4,697)    (34,072)    (16,158)    (24,803)
Loss on sale of discontinued operations, net of
  taxes................................................     --          --        (13,657)     (9,300)      --
                                                          -------    --------    --------    --------    --------
Income (loss) before extraordinary items...............       115      (4,697)    (47,729)    (25,458)    (24,803)
Extraordinary items....................................     --          --            924         640       5,428
                                                          -------    --------    --------    --------    --------
Net income (loss)......................................       115      (4,697)    (46,805)    (24,818)    (19,375)
Less, preferred stock dividends........................     --             89         320       1,804       2,325
                                                          -------    --------    --------    --------    --------
Net income (loss) applicable to common stock...........   $   115    $ (4,786)   $(47,125)   $(26,622)   $(21,700)
                                                          -------    --------    --------    --------    --------
                                                          -------    --------    --------    --------    --------
Net income (loss) per common share*:
     Continuing operations.............................   $   .01    $   (.47)   $  (3.43)   $  (1.96)   $  (3.18)
                                                          -------    --------    --------    --------    --------
     Loss on sale of discontinued operations...........     --          --          (1.36)      (1.01)      --
                                                          -------    --------    --------    --------    --------
     Income (loss) before extraordinary items..........       .01        (.47)      (4.79)      (2.97)      (3.18)
     Extraordinary items...............................     --          --            .09         .07         .64
                                                          -------    --------    --------    --------    --------
     Net income (loss) per common share................   $   .01    $   (.47)   $  (4.70)   $  (2.90)   $  (2.54)
                                                          -------    --------    --------    --------    --------
                                                          -------    --------    --------    --------    --------
     Average number of common shares outstanding*......    11,576      10,193      10,035       9,167       8,530
                                                          -------    --------    --------    --------    --------
                                                          -------    --------    --------    --------    --------

------------

* Prior periods have been restated to reflect the impact of the one-for-three reverse stock split effected in September 1995.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                         FIVE YEAR FINANCIAL HIGHLIGHTS
                        CONSOLIDATED FINANCIAL POSITION

                                                                              OCTOBER 31,
                                                        --------------------------------------------------------
                                                          1995        1994        1993        1992        1991
                                                        --------    --------    --------    --------    --------
                                                                             (IN THOUSANDS)

Current assets.......................................   $ 41,228    $ 43,505    $ 51,875    $119,282    $173,857
Property, plant and equipment, net...................     34,062      34,787      39,895      39,732       3,593
Intangible assets, net...............................     14,933      15,327      16,285      10,083       8,843
Other assets.........................................      1,769       1,439       1,469       3,910       1,340
                                                        --------    --------    --------    --------    --------
Total assets.........................................   $ 91,992    $ 95,058    $109,524    $173,007    $187,633
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
Current liabilities..................................   $ 39,613    $ 42,256    $ 51,995    $ 68,119    $ 67,274
Long-term debt.......................................     43,490      46,184      48,077      58,591      48,657
Other long-term liabilities..........................     10,638      10,272       9,000       --          --
                                                        --------    --------    --------    --------    --------
Total liabilities....................................     93,741      98,712     109,072     126,710     115,931
                                                        --------    --------    --------    --------    --------
Stockholders' equity (deficit).......................     (1,749)     (3,654)        452      46,297      71,702
                                                        --------    --------    --------    --------    --------
Total liabilities and stockholders' equity
  (deficit)..........................................   $ 91,992    $ 95,058    $109,524    $173,007    $187,633
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     References to Note numbers herein are references to the 'Notes to Consolidated Financial Statements' of the Company located in Item 8 herein. Reference is also made to Part I, Item 1 'Business' herein.

CAPITAL RESOURCES & LIQUIDITY

     The Company's financial condition improved significantly in 1995, driven by both the successful settlement of various disputes and improved operating results. Primary contributors include continued strong performance by CooperVision, Inc. ('CVI'), the Company's contact lens business, and decreased legal fees. In addition, with a view toward leveraging its net operating loss carryforwards, the Company adjusted its focus in 1995 to favor acquiring products ready for market, and/or already in the market, rather than funding longer-term, higher risk research and development projects.

     Cash provided by the Company's operating activities overcame an operating cash flow deficit of $5.0 million in the first quarter of 1995, generating $8.4 million of cash in the succeeding nine months, including $2.0 million from the successful settlement of certain disputes. This resulted in positive operating cash flow of $3.4 million for fiscal 1995 vs. negative operating cash flows of $2.0 million in 1994 and $44.8 million in 1993. Investing cash flow was $2.4 million negative in 1995, as the Company expended cash primarily to expand its manufacturing capacity for contact lenses in response to strong market acceptance of new product offerings, to upgrade certain manufacturing equipment and to purchase a product line for its gynecology business. The corresponding figures for 1994 and 1993 were positive investing cash flows of $9.1 million and $26.6 million, respectively, primarily reflecting cash received from the sale by the Company of its temporary investments, which sales were necessitated by the negative operating cash flows in those years.

     Management believes that, absent extraordinary events, the Company is now positioned to generate sufficient operating cash flow to fund its day-to-day needs, and, based on the expectation of sales growing faster than expenses, expects that operating cash flow will continue to increase in the future. As with fiscal 1995, the Company expects that operating cash flow for the first quarter of 1996 will be negative, due to scheduled payments to Dr. Pottash of $3.1 million (see Note 14) and Medical Engineering Corporation of $1.5 million (see Note 4).

     The Company is evaluating various acquisition opportunities which, if consummated, would be funded by a combination of cash then on hand, financing vehicles now in place (see Note 11 'Loan and Security Agreement') and other methods of raising additional capital currently being explored.

RESULTS OF OPERATIONS

     Comparison of each of the years in the three-year period ended October 31, 1995:

NET SALES OF PRODUCTS

     The following table summarizes the increases and decreases in net sales of products of the Company's CooperVision, Inc. ('CVI') and CooperSurgical, Inc. ('CSI') business units over the three-year period. Sales generated by the Company's CooperVision Pharmaceuticals, Inc. ('CVP') unit were $16 thousand in 1995, $394 thousand in 1994 and $570 thousand in 1993.

                                                                                    INCREASE (DECREASE)
                                                               ----------------------------------------------------------------
                                                                      1995 VS. 1994                     1994 VS. 1993
                                                               ------------------------------    ------------------------------
                                                                                   (DOLLARS IN THOUSANDS)

Business Unit
     CVI...................................................      $    4,663          12%           $    5,673          18%
                                                                                     --                                --
                                                                                     --                                --
                                                              -------------                     -------------
                                                              -------------                     -------------
     CSI...................................................      $      (23)      --   %           $   (1,832)        (12)%
                                                                                                      --               --
                                                                                                      --               --
                                                              -------------                     -------------
                                                              -------------                     -------------

1995 VS. 1994

     Net sales of CVI increased both domestically and in Canada. The primary contributors to the growth included increased sales of the Preference'r' spherical product line and the Hydrasoft'r' Toric and Preference Toric'tm' product lines (the latter of which was launched in the fourth quarter of fiscal
1994). Sales of toric lenses in the United States grew by approximately 50% in 1995. Toric and other specialty lenses now account for approximately two-thirds of CooperVision's total sales. The 1995 increases were partially offset by anticipated decreases in sales of more mature product lines. CVI's sales mix continues to shift toward daily wear, planned replacement and other specialty products and away from extended wear products. The Company expects this trend to continue and considers itself to be well positioned to compete successfully in specialty niches of the contact lens market, particularly with its Preference'r' line of planned replacement lenses and its line of custom toric lenses.

     Net sales of CSI products were essentially flat in 1995 as compared to 1994. Nearly 75% of CSI's net sales now relate to womens' healthcare products, as the unit continues to direct its sales efforts towards the gynecology market to take advantage of the lower cost to service a highly focused market niche.

1994 VS. 1993

     The increase in CVI net sales was primarily due to CoastVision, Inc. ('CoastVision'), a manufacturer of custom toric contact lenses for use by patients with astigmatic vision, being included in fiscal 1993 results for only seven months, as this company was acquired on April 1, 1993.

     Net sales of CSI declined primarily due to slower domestic sales of its capital equipment, including surgical systems launched in 1992 for use in the loop electrosurgical excision procedure, used diagnostically and operatively in the treatment of cervical cancer and other indications in gynecology. This decline was partially offset by increased sales in the international arena.

     Consolidated net sales of products have grown 8% per year over the three year period.

NET SERVICE REVENUE

     Net service revenue consists of the following:

                                                                 1995       1994       1993
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)

Net patient revenue..........................................   $40,643    $42,611    $43,283
Management fees..............................................     1,151      2,000      2,000
                                                                -------    -------    -------
                                                                $41,794    $44,611    $45,283
                                                                -------    -------    -------
                                                                -------    -------    -------

     Net patient revenue by major providers was as follows:

                                        1995                  1994                  1993
                                 ------------------    ------------------    ------------------
                                 AMOUNT     % TOTAL    AMOUNT     % TOTAL    AMOUNT     % TOTAL
                                 -------    -------    -------    -------    -------    -------
                                                     (DOLLARS IN THOUSANDS)

Commercial Ins................   $ 5,055       13%     $ 9,170       21%     $15,081       35%
Medicare......................    11,767       29        9,225       22        6,654       15
Medicaid......................     8,566       21        7,254       17        4,353       10
Blue Cross....................     4,015       10        4,729       11        5,821       13
HMOs..........................     8,714       21        7,722       18        8,408       20
Other.........................     2,526        6        4,511       11        2,966        7
                                 -------    -------    -------    -------    -------    -------
                                 $40,643      100%     $42,611      100%     $43,283      100%
                                 -------    -------    -------    -------    -------    -------
                                 -------    -------    -------    -------    -------    -------

NET PATIENT REVENUE (SEE NOTE 1 'NET SERVICE REVENUE')

     Net patient revenue decreased by $2.0 million or 4.6% in 1995. Revenue has been pressured by the current industry trend towards increased managed care, which results in decreased daily rates and declines in average lengths of stay. Management is endeavoring to mitigate those pressures by increasing the number of admissions to its hospitals, and by providing outpatient and other ancillary services. In addition, management estimates that the dispute with the Hampton Medical Group, P.A., which was recently settled (see Note 14), reduced revenue during 1995 at Hampton Hospital by approximately $2 million compared with 1994.

MANAGEMENT FEES

     On May 29, 1992, PSG Management, Inc. ('PSG Management'), a subsidiary of the Company, entered into a three-year management agreement with three indirectly owned subsidiaries of Nu-Med, Inc. ('Nu-Med'), under which PSG Management managed three hospitals owned by those subsidiaries, having a total of 220 licensed beds. PSG Management received a management fee of $166,667 per month under the agreement, which expired by its terms in May 1995.

COST OF SERVICES PROVIDED

     Cost of services provided represents all normal operating costs incurred by Hospital Group of America, Inc. ('HGA') in generating net service revenue. The results of subtracting cost of services provided from net service revenue is an operating profit of $1.3 million, or 3%, of net service revenue in 1995, $3.6 million, or 8%, of net service revenue in 1994 and $2.5 million, or 6%, of net service revenue in 1993. The decreased percentage of operating profits in 1995 compared with 1994 is primarily attributable to lower revenue as described above, partially offset by lower cost of services. The 1994 increased percentage of operating profit over 1993 is primarily attributable to reduced service costs. Also, in 1993, HGA incurred nonrecurring charges of approximately $360 thousand associated with severance and approximately $400 thousand to write down certain receivables.

COST OF PRODUCTS SOLD

     Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ('margin') was as follows:

                                                                                   MARGIN
                                                                            --------------------
                                                                            1995    1994    1993
                                                                            ----    ----    ----

CVI......................................................................    73%     71%     69%
CSI......................................................................    52%     48%     49%
Consolidated.............................................................    68%     65%     63%

1995 VS. 1994

     CVI's margin has increased due to efficiencies associated with higher production levels, as well as a favorable product mix. CSI's margin increased due to a favorable product mix in the United States.

Internationally, the margin increase was primarily due to cost reductions accomplished within the LEEP product line. Also, 1994 CSI margins were impacted by a $200 thousand write-down of endoscopy inventory, which reduced margins by 2%.

1994 VS. 1993

     Margin for CVI increased due to the inclusion of higher margin CoastVision products for a full year in 1994 and also reduced unit costs of manufactured products as a result of higher production levels. The margin decrease at CSI primarily related to increased sales in the lower margin international division and the impact of the inventory write-down disclosed above.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense was $2.9 million or 5% of net sales of products in 1995 compared to $4.4 million or 9% in 1994 and $3.2 million or 7% in 1993.

     The decrease in 1995 is primarily attributable to reduced development activity related to CVP's calcium channel blocker, CalOptic'tm'. Discussions continue with potential strategic partners to out-license CalOptic'tm'. The increase in 1994 vs. 1993 is primarily attributable to the increased development activity related to CalOptic'tm' at that time. CVP accounted for 43%, 63% and 51% of consolidated research and development expense in 1995, 1994 and 1993, respectively. This percentage, as well as the overall level of R&D expenditures, is expected to decrease in the future, reflective of the 1995 shift in the Company's focus to leverage its net operating loss carryforwards by acquiring products ready for market rather than funding their development in-house.

     In 1994, CSI signed an agreement with InnerDyne, Inc. covering the development and commercialization of InnerDyne's proprietary thermal ablation technology for gynecological applications. In May 1995, after spending approximately $214 thousand in 1994 and $381 thousand in 1995, CSI announced that it had discontinued funding this project.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     The Company's selling, general and administrative expense ('SGA') by business unit and corporate was as follows:

                                                                 1995       1994       1993
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)

CVI..........................................................   $15,949    $13,621    $13,386
CSI..........................................................     5,520      6,125     10,305
CVP..........................................................        76        369        598
Corporate/Other..............................................     4,281     10,912     25,093
                                                                -------    -------    -------
                                                                $25,826    $31,027    $49,382
                                                                -------    -------    -------
                                                                -------    -------    -------

     The 61% decrease in 1995 vs. 1994 in Corporate/Other SGA reflects the resolution of various legal matters, a reduction in the level of corporate staffing, a credit of $648 thousand for the recovery of the Company's claim against the Cooper Laboratories, Inc. Liquidating Trust, representing payment for previously rendered administrative services, the reversal of a $649 thousand receivable reserve and certain other accruals no longer required and a significant reduction in the cost of the Company's Directors and Officers insurance. The decrease in 1994 vs. 1993 in Corporate/Other SGA reflects the impact on legal costs of an agreement reached on September 30, 1993 with Medical Engineering Corporation and its parent, Bristol-Myers Squibb Company (the 'MEC Agreement'), which limited the Company's liability for breast implant litigation (see Note 4). This reduction, coupled with reductions in staffing related costs, legal fees and costs in other areas, resulted in a 57% reduction in Corporate/Other SGA.

     SGA  for CVI increased  by 17% and 2%  in 1995 vs. 1994  and 1994 vs. 1993,
respectively. The increase in 1995 vs. 1994 was due primarily to costs associated with the successful launch of the Preference Toric'tm' line of contact lenses and the cost of programs associated with the launch of additional new products. The inclusion of SGA for CoastVision accounted for the 1994 vs. 1993 increase. As a percentage of sales, CVI's SGA was 38% in 1995, 36% in 1994 and 42% in 1993. The 1994 vs. 1993 decrease in SGA cost as a percentage of sales reflected cost synergies effected as a result of merging CoastVision's operations into CVI.

     The 1995 and 1994 decreases at CSI reflect savings generated by the consolidation of CSI facilities with attendant efficiencies.

COSTS ASSOCIATED WITH RESTRUCTURING OPERATIONS (SEE NOTE 8)

     In 1995, the Company recorded $1.5 million of restructuring costs to provide for costs primarily associated with the closure of facilities in the Company's CVP, CSI and corporate operations and downsizing HGA headquarters. In 1993, the Company recorded $451 thousand of restructuring costs for consolidation of CSI facilities and related reorganization and relocation costs.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles was $859 thousand in 1995, $843 thousand in 1994 and $772 thousand in 1993. The changes in each year reflect acquisition and divestiture activity during the three-year period. (See Note 3.)

INCOME (LOSS) FROM OPERATIONS

     As a result of the variances discussed above, income (loss) from operations has improved by $29.5 million over the three-year period. Income (loss) from operations by business unit and corporate was as follows:

                                                                       OCTOBER 31,
                                                             --------------------------------
                                                               1995        1994        1993
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)

CVI.......................................................   $ 13,959    $ 11,963    $  7,842
CVP.......................................................     (1,425)     (3,063)     (2,045)
CSI.......................................................       (425)       (932)     (3,407)
HGA.......................................................        878       3,321       2,124
Corporate/Other...........................................     (4,979)    (10,866)    (25,968)
                                                             --------    --------    --------
                                                             $  8,008    $    423    $(21,454)
                                                             --------    --------    --------
                                                             --------    --------    --------

SETTLEMENT OF DISPUTES, NET

     In 1995, the Company recorded a charge of $5.6 million for the settlement of the Hampton Medical Group, P.A. dispute. (See Note 14.) This charge was partially offset by net credits to income of $2.0 million, which primarily represented cash received by the Company in connection with the settlement of other litigation matters. (See Note 7.)

     In 1994, the Company recorded the following items related to settlement of disputes:

      A credit of $850 thousand following receipt of funds by the Company to settle certain of the Company's claims associated with a real estate transaction.

      A charge of $5.8 million which represented the Company's estimate of costs required to settle certain disputes and other litigation matters, including $3.5 million associated with the Company's criminal conviction and the related SEC enforcement action against the Company.

     The charge of $6.4 million in 1993 was comprised of $4.9 million paid in connection with the settlement reached between the Company and Cooper Life Sciences, Inc. ('CLS') (see Note 15), and $1.5 million for certain other disputes.

DEBT RESTRUCTURING COSTS

     The $2.1 million charge for debt restructuring costs in 1993 reflected the Company's estimate of transaction costs associated with the Exchange Offer and Solicitation. (See Note 11.) An additional charge of $340 thousand was required in 1994.

INVESTMENT INCOME (LOSS), NET

     Investment income (loss), net includes interest income of $394 thousand in 1995, $377 thousand in 1994 and $2.4 million in 1993. The decrease in interest income from 1993 reflects the Company's use of cash for the acquisition of CoastVision on April 1, 1993 (see Note 3) and the purchase of a portion of its Debentures, operating cash use, declining interest rates and a shift in investment strategy towards more conservative instruments with lower risk and correspondingly lower returns. Also included in investment income, net is a net gain on marketable securities of $50 thousand in 1995, and losses thereon of $530 thousand in 1994 and $824 thousand in 1993.

GAIN ON SALES OF ASSETS AND BUSINESSES, NET

     In 1994, the Company sold two parcels of land for cash and notes, for a net gain of $134 thousand, and its EYEscrub'tm' trademark in Canada, for a net gain of $80 thousand. In 1993, the Company sold its EYEscrub'tm' product line for $1.4 million, which sale resulted in a $620 thousand gain.

OTHER INCOME, NET

     Other income, net was $51 thousand in 1995, $42 thousand in 1994 and $174 thousand in 1993. Other income, net includes foreign exchange gains (losses) of ($130 thousand), $53 thousand and ($550 thousand) in 1995, 1994 and 1993, respectively, on transactions denominated in currencies other than the local currency of the subject business units. Other income, net in 1993 included consent fees, extension fees and collection fees related to the Company's temporary investment activity and rental income from the Company's real estate ventures, all of which were partially offset by the foreign exchange loss.

INTEREST EXPENSE

     Interest expense was $4.7 million in 1995, $4.5 million in 1994 and $6.1 million in 1993. The increase in interest expense in 1995 was primarily a result of the increased borrowing related to a line of credit, partially offset by reduced interest expense due to the Exchange Offer and Consent Solicitation which occurred in the first quarter of fiscal 1994. (See Note 11.) The decrease in interest expense in 1994 v. 1993 relates to: 1) reduction of outstanding debt, 2) reduced interest rate on approximately $22.0 million of outstanding debt and 3) amortization of deferred premium, all as a result of the Exchange Offer and Consent Solicitation (see Note 11) and reduced HGA debt.

PROVISION FOR (BENEFIT OF) INCOME TAXES

     Details with regard to the Company's provision for income taxes for each of the years in the three-year period ended October 31, 1995 are set forth in Note
10. The 1995 provision for state income and franchise taxes of $315 thousand was partially offset by a reversal of $200 thousand of tax accruals no longer required. The 1994 provision for state income and franchise taxes of $400 thousand was offset by a reversal of $5.0 million of tax accruals no longer required following the successful resolution of certain tax issues. The 1993 provision of $417 thousand related entirely to state income and franchise taxes.

LOSS ON SALE OF DISCONTINUED OPERATIONS

     A charge of $14 million in 1993 represented an increase to the Company's accrual for contingent liabilities associated with breast implant litigation involving the plastic and reconstructive surgical division of the Company's former Cooper Surgical business segment which was sold in fiscal 1989. (See Note 4.) In 1993, the Company also recorded a reversal of $343 thousand of accruals no longer necessary related to another discontinued business. No tax benefit has been applied against the above figures, as the Company was not profitable in 1993.

EXTRAORDINARY ITEM

     Extraordinary item represents the gain recorded by the Company in 1993 associated with the early retirement of $4.8 million principal amount of its long-term debt.

INFLATION AND CHANGING PRICES

     Inflation has had little affect on the Company's operations in the last three years. Revenue resulting from stays at HGA facilities has been decreasing due to a shift from commercial insurance to lower rate managed care providers. (See 'Net Service Revenue,' above.)

IMPACT OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ISSUED BUT NOT ADOPTED

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments such as common stock, except for employee stock ownership plans. SFAS No. 123 establishes a new method of accounting for stock-based compensation arrangements with employees which is fair value based. The statement encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board
(APB) Opinion No. 25, 'Accounting for Stock Issued to Employees.' Companies may continue to apply the accounting provisions of APB No. 25 in determining net income, however, they must apply the disclosure requirements of SFAS No. 123. Companies that adopt the fair value based method of SFAS No. 123 would typically incur a higher compensation cost for fixed stock option plans and a different compensation cost for contingent or variable stock option plans. The recognition provisions and disclosure requirements of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. The Company will adopt the disclosure requirements in its 1997 fiscal year. Such adoption will have no impact on reported results.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The COOPER COMPANIES, INC.:

     We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended October 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries at October 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

San Francisco, California
December 11, 1995

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS

                                                                                  YEARS ENDED OCTOBER 31,
                                                                             ----------------------------------
                                                                              1995         1994          1993
                                                                             -------      -------      --------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                                          FIGURES)

Net sales of products.....................................................   $55,296      $51,034      $ 47,369
Net service revenue.......................................................    41,794       44,611        45,283
                                                                             -------      -------      --------
     Net operating revenue................................................    97,090       95,645        92,652
                                                                             -------      -------      --------
Cost of products sold.....................................................    17,549       17,906        17,538
Cost of services provided.................................................    40,454       41,039        42,754
Research and development expense..........................................     2,914        4,407         3,209
Selling, general and administrative expense...............................    25,826       31,027        49,382
Costs associated with restructuring operations............................     1,480           --           451
Amortization of intangibles...............................................       859          843           772
                                                                             -------      -------      --------
Income (loss) from operations.............................................     8,008          423       (21,454)
                                                                             -------      -------      --------
Settlement of disputes, net...............................................     3,532        4,950         6,350
Debt restructuring costs..................................................        --          340         2,131
Investment income (loss), net.............................................       444         (153)        1,615
Gain on sales of assets and businesses, net...............................        --          214           620
Other income, net.........................................................        51           42           174
Interest expense..........................................................     4,741        4,533         6,129
                                                                             -------      -------      --------
Income (loss) from continuing operations before income taxes..............       230       (9,297)      (33,655)
Provision for (benefit of) income taxes...................................       115       (4,600)          417
                                                                             -------      -------      --------
Income (loss) from continuing operations before extraordinary items.......       115       (4,697)      (34,072)
Loss on sale of discontinued operations...................................        --           --       (13,657)
                                                                             -------      -------      --------
Income (loss) before extraordinary item...................................       115       (4,697)      (47,729)
Extraordinary item........................................................        --           --           924
                                                                             -------      -------      --------
Net income (loss).........................................................       115       (4,697)      (46,805)
Less preferred stock dividends............................................        --           89           320
                                                                             -------      -------      --------
Net income (loss) applicable to common stock..............................   $   115      $(4,786)     $(47,125)
                                                                             -------      -------      --------
                                                                             -------      -------      --------
Net income (loss) per common share (See Note 2):
     Continuing operations................................................      $.01        $(.47)       $(3.43)
     Discontinued operations..............................................        --           --         (1.36)
                                                                             -------      -------      --------
     Income (loss) before extraordinary item..............................       .01         (.47)        (4.79)
     Extraordinary item...................................................        --           --           .09
                                                                             -------      -------      --------
Net income (loss) per common share........................................      $.01        $(.47)       $(4.70)
Average number of common shares outstanding (See Note 2)..................    11,576       10,193        10,035
                                                                             -------      -------      --------
                                                                             -------      -------      --------

          See accompanying notes to consolidated financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                OCTOBER 31,
                                                                                           ----------------------
                                                                                             1995         1994
                                                                                           ---------    ---------
                                                                                               (IN THOUSANDS)

                                         ASSETS
Current assets:
     Cash and cash equivalents..........................................................   $11,207...   $  10,320
     Trade and patient accounts receivable, less allowances of $2,241,000 in 1995 and
      $2,647,000 in 1994................................................................      17,717       18,181
     Inventories........................................................................       9,570       11,696
     Prepaid expenses and other current assets..........................................       2,734        3,308
                                                                                           ---------    ---------
          Total current assets..........................................................      41,228       43,505
                                                                                           ---------    ---------
Property, plant and equipment at cost...................................................      46,597       45,470
Less accumulated depreciation and amortization..........................................      12,535       10,683
                                                                                           ---------    ---------
                                                                                              34,062       34,787
                                                                                           ---------    ---------
Goodwill and other intangibles, net.....................................................      14,933       15,327
Other assets............................................................................       1,769        1,439
                                                                                           ---------    ---------
                                                                                           $  91,992    $  95,058
                                                                                           ---------    ---------
                                                                                           ---------    ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current installments of long-term debt.............................................   $   2,190    $   1,453
     Borrowings under line of credit....................................................       1,025           --
     Accounts payable...................................................................       5,828        6,580
     Employee compensation, benefits and severance......................................       6,978        6,390
     Other accrued liabilities..........................................................      13,596       17,728
     Accrued income taxes...............................................................       9,996       10,105
                                                                                           ---------    ---------
          Total current liabilities.....................................................      39,613       42,256
                                                                                           ---------    ---------
Long-term debt..........................................................................      43,490       46,184
Other noncurrent liabilities............................................................      10,638       10,272
                                                                                           ---------    ---------
          Total liabilities.............................................................      93,741       98,712
                                                                                           ---------    ---------
Commitments and Contingencies (See Note 14)
Stockholders' equity (deficit):
     Preferred stock, $.10 par value, shares authorized: 1,000,000; zero shares issued
      or outstanding at October 31, 1995 and 1994.......................................          --           --
     Common stock, $.10 par value, shares authorized: 20,000,000; issued and outstanding: 11,576,482 and 11,293,370 at October 31, 1995 and 1994, respectively
      (See Note 2)......................................................................       1,158        1,129
     Additional paid-in capital.........................................................     183,840      182,142
     Translation adjustments............................................................        (333)        (396)
     Accumulated deficit................................................................    (186,414)    (186,529)
                                                                                           ---------    ---------
          Total stockholders' equity (deficit)..........................................      (1,749)      (3,654)
                                                                                           ---------    ---------
                                                                                           $  91,992    $  95,058
                                                                                           ---------    ---------
                                                                                           ---------    ---------

          See accompanying notes to consolidated financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                SENIOR
                                             EXCHANGEABLE
                                              REDEEMABLE
                                              RESTRICTED
                                                VOTING        SERIES B
                                               PREFERRED      PREFERRED
                                                 STOCK          STOCK       COMMON STOCK
                                             -------------  -------------  --------------
                                                      PAR            PAR            PAR    PAID-IN   TRANSLATION  ACCUMULATED
                                             SHARES  VALUE  SHARES  VALUE  SHARES  VALUE   CAPITAL   ADJUSTMENTS    DEFICIT
                                             ------  -----  ------  -----  ------  ------  --------  -----------  -----------
                                                                              (IN THOUSANDS)

Balance October 31, 1992....................   151   $  15      0    $ 0   10,060  $1,006  $182,509     $ (66)     $ (134,938)
     Net loss...............................    --      --     --     --       --      --     --        --            (46,805)
     Aggregate translation adjustment.......    --      --     --     --       --      --     --         (157)        --
     Unamortized stock compensation related
       to restricted stock grants...........    --      --     --     --       48       5        85     --            --
     Restricted stock amortization and share
       issuance, forfeiture and lifting of
       restrictions.........................    --      --     --     --      (65)     (7)     (791)    --            --
     Dividend requirements on Senior
       Preferred Stock......................    --      --     --     --       --      --      (320)    --            --
     Issuance of Senior Preferred Stock.....    10       1     --     --       --      --       320     --            --
     CLS Exchange Agreement -- June 14, 1993
       (see Note 15)........................  (161)    (16)   345     --       --      --        16     --            --
                                             ------  -----  ------  -----  ------  ------  --------  -----------  -----------
Balance October 31, 1993....................     0   $   0    345    $ 0   10,043  $1,004  $181,819     $(223)     $ (181,743)
                                             ------  -----  ------  -----  ------  ------  --------  -----------  -----------
     Net loss...............................    --      --     --     --       --      --     --        --             (4,697)
     Aggregate translation adjustment.......    --      --     --     --       --      --     --         (173)        --
     Restricted stock amortization and share
       issuance, forfeiture and lifting of
       restrictions.........................    --      --     --     --       99      10       436     --            --
     Exercise of stock options..............    --      --     --     --        1      --         2     --            --
     Dividend requirements on Series B
       Preferred Stock......................    --      --     --     --       --      --     --        --                (89)
     Conversion of Series B Preferred to
       Common (see Note 15).................    --      --   (345)    --    1,150     115      (115)    --            --
                                             ------  -----  ------  -----  ------  ------  --------  -----------  -----------
Balance October 31, 1994....................     0   $   0      0    $ 0   11,293  $1,129  $182,142     $(396)     $ (186,529)
                                             ------  -----  ------  -----  ------  ------  --------  -----------  -----------
     Net income.............................    --      --     --     --       --      --     --        --                115
     Aggregate translation adjustment.......    --      --     --     --       --      --     --           63         --
     Restricted stock amortization and share
       issuance, forfeiture and lifting of
       restrictions.........................    --      --     --     --      176      18     1,526     --            --
     Exercise of stock options..............    --      --     --     --        5       1         9     --            --
     Exercise of warrants and warrant
       valuation............................    --      --     --     --      102      10       163     --            --
                                             ------  -----  ------  -----  ------  ------  --------  -----------  -----------
     Balance October 31, 1995...............     0   $   0      0    $ 0   11,576  $1,158  $183,840     $(333)     $ (186,414)
                                             ------  -----  ------  -----  ------  ------  --------  -----------  -----------
                                             ------  -----  ------  -----  ------  ------  --------  -----------  -----------


                                              UNAMORTIZED
                                               RESTRICTED
                                                 STOCK
                                                 AWARD
                                              COMPENSATION   TOTAL
                                              ------------  --------

Balance October 31, 1992....................    $ (2,229)   $ 46,297
     Net loss...............................      --         (46,805)
     Aggregate translation adjustment.......      --            (157)
     Unamortized stock compensation related
       to restricted stock grants...........         (88)          2
     Restricted stock amortization and share
       issuance, forfeiture and lifting of
       restrictions.........................       1,912       1,114
     Dividend requirements on Senior
       Preferred Stock......................      --            (320)
     Issuance of Senior Preferred Stock.....      --             321
     CLS Exchange Agreement -- June 14, 1993
       (see Note 15)........................      --               0
                                              ------------  --------
Balance October 31, 1993....................    $   (405)   $    452
                                              ------------  --------
     Net loss...............................      --          (4,697)
     Aggregate translation adjustment.......      --            (173)
     Restricted stock amortization and share
       issuance, forfeiture and lifting of
       restrictions.........................         405         851
     Exercise of stock options..............      --               2
     Dividend requirements on Series B
       Preferred Stock......................      --             (89)
     Conversion of Series B Preferred to
       Common (see Note 15).................      --               0
                                              ------------  --------
Balance October 31, 1994....................    $      0    $ (3,654)
                                              ------------  --------
     Net income.............................      --             115
     Aggregate translation adjustment.......      --              63
     Restricted stock amortization and share
       issuance, forfeiture and lifting of
       restrictions.........................      --           1,544
     Exercise of stock options..............      --              10
     Exercise of warrants and warrant
       valuation............................      --             173
                                              ------------  --------
     Balance October 31, 1995...............    $      0    $ (1,749)
                                              ------------  --------
                                              ------------  --------

          See accompanying notes to consolidated financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       YEARS ENDED OCTOBER 31,
                                                                                    ------------------------------
                                                                                     1995       1994        1993
                                                                                    -------    -------    --------
                                                                                            (IN THOUSANDS)

Cash flows from operating activities:
     Net income (loss)...........................................................   $   115    $(4,786)   $(46,805)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
     Current and deferred income taxes...........................................      (224)      (132)        417
     Depreciation expense........................................................     2,704      2,870       2,624
     Provision for doubtful accounts.............................................     2,300      2,431       3,202
     Amortization expenses:
          Intangible assets......................................................       992        975         904
          Debt discount..........................................................      (443)      (499)        201
          Restricted stock.......................................................     --           853       1,084
     Net (gain) loss from:
          Sales of assets and businesses.........................................     --          (214)       (620)
          Investments............................................................       (50)       530         824
          Debt restructuring costs...............................................     --           340       --
          Extraordinary items....................................................     --         --           (924)
     Change in assets and liabilities net of effects from acquisitions and sales of assets and businesses:
          Net (increases) decreases in assets:
               Restricted cash...................................................     --            (8)        441
               Receivables.......................................................    (1,918)    (5,373)      5,101
               Inventories.......................................................     2,126      3,291       1,150
               Other current assets..............................................       668       (423)       (383)
               Other assets......................................................      (393)       836         282
               Net increases (decreases) in liabilities:
                    Accounts payable.............................................    (1,050)     2,311     (10,055)
                    Accrued liabilities..........................................    (2,000)      (925)    (10,704)
                    Income taxes payable.........................................       115     (4,600)       (581)
                    Other long-term liabilities..................................       429        524       9,000
                                                                                    -------    -------    --------
     Net cash provided (used) by operating activities............................     3,371     (1,999)    (44,842)
                                                                                    -------    -------    --------
Cash flows from investing activities:
     Sales of assets and businesses (including releases of cash from escrow), and
       cash from Progressions settlement, recorded as a reduction to goodwill....       594      2,720       9,700
     Purchases of assets and businesses, net.....................................      (821)     --         (9,794)
     Purchases of property, plant and equipment..................................    (2,185)      (938)     (1,749)
     Sales of temporary investments, net.........................................        50      7,302      28,399
                                                                                    -------    -------    --------
     Net cash provided (used) by investing activities............................    (2,362)     9,084      26,556
                                                                                    -------    -------    --------

          See accompanying notes to consolidated financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS -- (CONCLUDED)

                                                                                      YEARS ENDED OCTOBER 31,
                                                                                   ------------------------------
                                                                                    1995       1994        1993
                                                                                   -------    -------    --------
                                                                                           (IN THOUSANDS)

Cash flows from financing activities:
     Payments associated with the Exchange Offer and Consent Solicitation
       including debt restructuring costs.......................................   $ --       $(5,416)   $  --
     Purchase of the Company's 10-5/8% Debentures...............................     --         --         (3,861)
     Proceeds from line of credit, net..........................................     1,025      --          --
     Net payments of notes payable and current long-term debt...................    (1,270)    (1,462)     (5,818)
     Proceeds from exercise of warrants and options.............................       123      --          --
                                                                                   -------    -------    --------
          Net cash used by financing activities.................................      (122)    (6,878)     (9,679)
                                                                                   -------    -------    --------
Net increase (decrease) in cash and cash equivalents............................       887        207     (27,965)
Cash and cash equivalents at beginning of year..................................    10,320     10,113      38,078
                                                                                   -------    -------    --------
Cash and cash equivalents at end of year........................................   $11,207    $10,320    $ 10,113
                                                                                   -------    -------    --------
                                                                                   -------    -------    --------
Supplemental disclosures of cash flow information:
     Cash paid for:
          Interest (net of amounts capitalized).................................   $ 4,755    $ 4,791    $  6,275
                                                                                   -------    -------    --------
                                                                                   -------    -------    --------
          Dividends on Preferred Stock..........................................   $ --       $    89    $  --
                                                                                   -------    -------    --------
                                                                                   -------    -------    --------
          Income taxes..........................................................   $   224    $   132    $     90
                                                                                   -------    -------    --------
                                                                                   -------    -------    --------
Supplemental schedule of noncash investing and financing activities:
     Paid-in-kind Senior Preferred Stock dividends..............................   $ --       $ --       $    320
                                                                                   -------    -------    --------
                                                                                   -------    -------    --------

     In January 1994, the Company issued $22,000,000 of 10% Senior Subordinated Secured Notes due 2003 (the 'Notes') and paid approximately $4,350,000 in cash (exclusive of transaction costs) in exchange for approximately $30,000,000 of Debentures. (See Note 11.)

     During 1993, the Company acquired businesses and entered into certain licensing and distribution agreements. In connection with these acquisitions and agreements, the Company assumed liabilities as follows:

                                                                               YEAR ENDED
                                                                              OCTOBER 31,
                                                                                  1993
                                                                         ----------------------
                                                                             (IN THOUSANDS)

Fair value of assets and businesses acquired including capitalized
  costs...............................................................          $ 10,517
Cash paid.............................................................            (9,794)
                                                                              ----------
Liabilities assumed...................................................          $    723
                                                                              ----------
                                                                              ----------

          See accompanying notes to consolidated financial statements.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     The Cooper Companies, Inc., (together with its subsidiaries, the 'Company') develops, manufactures and markets healthcare products, including a range of hard and soft daily, flexible and extended wear contact lenses, and diagnostic and surgical instruments. The Company also provides healthcare services through the ownership of psychiatric facilities, and through May 1995, the management of other such facilities.

PRINCIPLES OF CONSOLIDATION

     Intercompany transactions and accounts are eliminated in consolidation. Certain reclassifications have been applied to prior years' financial statements to conform such statements to the current year's presentation. None of these reclassifications had any impact on results of operations, although the restatement following the September 1995 one-for-three reverse stock split (see
Note 2) impacted previously reported earnings per share amounts and the average number of shares outstanding.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's operations located outside the United States (primarily Canada) are translated at prevailing year-end rates of exchange. Related income and expense accounts are translated at weighted average rates for each year. Gains and losses resulting from the translation of financial statements in foreign currencies into U. S. dollars are recorded in the equity section of the consolidated balance sheet. Gains and losses resulting from the impact of changes in exchange rates on transactions denominated in foreign currencies are included in the determination of net income or loss for each period. Foreign exchange gains (losses) included in the Company's consolidated statement of income for each of the years ended October 31, 1995, 1994 and 1993 were ($130,000), $53,000 and ($550,000), respectively.

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

NET SERVICE REVENUE

     Net service revenue consists primarily of net patient service revenue, which is based on the Hospital Group of America, Inc. ('HGA') hospitals' established billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid, Blue Cross, HMO's and other contractual programs. Payments under these programs are based on either predetermined rates or the cost of services. Settlements for retrospectively determined rates are estimated in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Management believes that adequate provision has been made for adjustments that may result from the final determination of amounts earned under these programs. In 1995, the Company received and recognized revenue of approximately $2 million associated with prior year cost report settlements. Approximately 50%, 39% and 25%, respectively, of 1995, 1994 and 1993 net service revenue is from participation by hospitals in Medicare and Medicaid programs.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company provides care to indigent patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue. The Company maintains records to identify and monitor the level of charity care it provides. These records include the amount of charges foregone for services and supplies furnished under its charity care policy. Charges at the Company's established rates foregone for charity care provided by the Company amounted to $2,142,000, $2,498,000 and $3,220,000 for 1995, 1994 and 1993, respectively.
Hampton Hospital is required by its Certificate of Need to incur not less than 5% of total patient days as free care.

     With respect to net service revenue, receivables from government programs represent the only concentrated group of potential credit risk to the Company. Management does not believe that there are any credit risks associated with these governmental agencies. Negotiated and private receivables consist of receivables from various payors, including individuals involved in diverse activities, subject to differing economic conditions, and do not represent any concentrated credit risks to the Company. Furthermore, management continually monitors and, where indicated, adjusts the allowances associated with these receivables.

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

     The components of inventories are as follows:

                                                                                       OCTOBER 31,
                                                                                --------------------------
                                                                                   1995           1994
                                                                                -----------    -----------
                                                                                      (IN THOUSANDS)

Raw materials................................................................       $2,212       $ 3,197
Work-in-process..............................................................       1,114            973
Finished goods...............................................................       6,244          7,526
                                                                                -----------    -----------
                                                                                   $9,570        $11,696
                                                                                -----------    -----------
                                                                                -----------    -----------

PROPERTY, PLANT AND EQUIPMENT AT COST

                                                                                       OCTOBER 31,
                                                                                --------------------------
                                                                                   1995           1994
                                                                                -----------    -----------
                                                                                      (IN THOUSANDS)

Land and improvements........................................................     $ 1,360        $ 1,360
Buildings and improvements...................................................      34,005         33,391
Machinery and equipment......................................................      11,232         10,719
                                                                                -----------    -----------
                                                                                  $46,597        $45,470
                                                                                -----------    -----------
                                                                                -----------    -----------

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

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Depreciation expense amounted to $2,704,000, $2,870,000 and $2,624,000 for the years ended October 31, 1995, 1994 and 1993, respectively.

     Expenditures for maintenance and repairs are expensed; major replacements, renewals and betterments are capitalized. The cost and accumulated depreciation of depreciable assets retired or otherwise disposed of are eliminated from the asset and accumulated depreciation accounts, and any gains or losses are reflected in operations for the period.

AMORTIZATION OF INTANGIBLES

     Amortization is provided for on all intangible assets (primarily goodwill, which represents the excess of purchase price over fair value of net assets acquired) on a straight-line basis over periods of up to thirty years. Accumulated amortization at October 31, 1995 and 1994 was $3,909,000 and $2,916,000, respectively. The Company assesses the recoverability of goodwill and other long-lived assets by determining whether the amortization of the related balance over its remaining life can be recovered through reasonably expected future cash flow.

RESTRICTED STOCK AND COMPENSATION EXPENSE

     Under  the Company's various  stock plans for  employees and directors (see
Note 12), certain directors, officers and key employees designated by the Board of Directors or a committee thereof have purchased, for par value, shares of the Company's common stock restricted as to resale ('Restricted Shares') unless or until certain prescribed objectives are met or certain events occur. The difference between market value and par value of the Restricted Shares on the date of grant is recorded as unamortized restricted stock award compensation, an equity account, and charged to operations as earned.

INCOME TAXES (SEE NOTE 10)

     Effective with the beginning of fiscal 1994, the Company adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' ('FAS 109'). The liability method under FAS 109 measures the expected tax impact of future taxable income or deductions resulting from temporary differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheet. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the year in which these differences are expected to reverse. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that the change was enacted. In 1993 and prior years, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11.

EARNINGS PER COMMON SHARE

     Net income (loss) per common share is determined by using the weighted average number of common shares and common share equivalents (stock warrants and stock options) outstanding during each year (except where antidilutive). Fully diluted net income (loss) per common share is not materially different from primary net income (loss) per common share.

NOTE 2. REVERSE COMMON STOCK SPLIT AND AUTHORIZED SHARE REDUCTION

     In September 1995, at the Annual Stockholders Meeting, stockholders approved a 1-for-3 reverse split of the Company's common stock. Also, the stockholders approved an amendment to the Company's Certificate of Incorporation to decrease the number of shares of common stock authorized to be issued from 100 million to 20 million and the number of shares of preferred stock authorized to be issued from 10 million to 1 million.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Except where noted to the contrary, all share and per share data included in this annual report have been restated to reflect the reverse stock split.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

     In June 1995, CSI acquired from Blairden Precision Instruments the exclusive worldwide rights to RUMI'tm'uterine manipulator injector and related products for $1,000,000. Payments of $800,000 have been made through October 31, 1995, and the balance of $200,000 is due at the earlier of June 15, 1996 or the date certain contractual milestones are met. No goodwill arose from the recording of this acquisition.

     On April 1, 1993, CVI acquired via a purchase transaction the stock of CoastVision, Inc. ('CoastVision') for approximately $9,800,000 cash. CoastVision manufactured and marketed a range of contact lens products, primarily custom soft toric contact lenses, which are designed to correct astigmatism. The purchase of CoastVision expanded CooperVision's customer base for its existing product lines. CoastVision had net sales of $9,600,000 in its fiscal year ended October 31, 1992. Excess cost over net assets acquired recorded on the purchase was $7,279,000, which is being amortized over 30 years.

DISPOSITIONS

     In January 1994, the Company's Canadian subsidiary, CooperVision Inc. ('CooperVision Canada'), sold its EYEscrub'tm' trademark for $110,000 cash, resulting in an $80,000 gain.

     On February 12, 1993, the Company sold its EYEscrub'tm' product line for $1,400,000 cash, which resulted in a $620,000 gain.

NOTE 4. DISCONTINUED OPERATIONS

     In 1993, the Company recorded a charge of $14,000,000 to increase the Company's accrual (the 'Breast Implant Accrual') for contingent liabilities associated with breast implant litigation involving the plastic and reconstructive surgical division of the Company's former Cooper Surgical business segment ('Surgical') which was sold in fiscal 1989 to Medical Engineering Corporation ('MEC'), a subsidiary of Bristol-Myers Squibb Company ('Bristol-Myers'). The Breast Implant Accrual will be charged for payments made and to be made to MEC under the agreement reached in September 1993 with MEC and Bristol-Myers, which limited the Company's liability for breast implant litigation (the 'MEC Agreement') (see Note 14 for the schedule of payments), as well as certain related charges. In October 1993 the Company made the initial payment of $3,000,000 to MEC. At October 31, 1995, the Company's balance sheet included $6,250,000 of the Breast Implant Accrual in 'other noncurrent liabilities' and $1,500,000 in accounts payable (which was paid to MEC on December 31, 1995) for future payments to MEC. The Company also recorded, in 1993, a reversal of $343,000 of accruals no longer necessary related to another discontinued business.

     No tax benefit was applied against the above figures, as the Company was not profitable.

NOTE 5. EXTRAORDINARY ITEMS

     The extraordinary gain of $924,000, or $.09 per share, in 1993 represented gains on the Company's purchases of $4,846,000 principal amount of its 10 5/8% Convertible Subordinated Reset Debentures due 2005 ('Debentures'). The purchases were privately negotiated and executed at prevailing market prices.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6. STOCKHOLDERS RIGHTS PLAN

     On October 29, 1987, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock, par value $.10 per share (a 'Right'). Following the effectiveness of the one-for-three reverse stock split in September 1995, the number of Rights associated with each share of the Company's common stock increased from one to three. Each Right entitles the registered holder of an outstanding share of the Company's common stock to initially purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock (a 'Unit'), par value $.10 per share, at a purchase price of $60.00 per Unit, subject to adjustment. The Rights are exercisable only if a person or group acquires (an 'Acquiring Person'), or generally obtains the right to acquire beneficial ownership of 20% or more of the Company's common stock, or commences a tender or exchange offer which would result in such person or group beneficially owning 30% or more of the Company's common stock.

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

     In June 1993, the Board of Directors amended the Rights Agreement dated as of October 29, 1987, between the Company and The First National Bank of Boston, as Rights Agent, so that Cooper Life Sciences, Inc. ('CLS') and its affiliates and associates as of the amendment date would not be Acquiring Persons thereunder as a result of CLS's beneficial ownership of more than 20% of the outstanding common stock of the Company by reason of its ownership of Series B Preferred Stock or common stock issued upon conversion thereof. In January 1995, the Rights Agreement was further amended to provide that any person who becomes the beneficial owner of 10% or more, but not more

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

than 30%, of the outstanding common stock of CLS, and is, therefore, deemed to be the beneficial owner of the shares of common stock of the Company held by CLS would not be an Acquiring Person, provided that such person is not otherwise, and does not thereafter become, the beneficial owner of more than 1% of the Company's outstanding common stock. (See 'Agreements With CLS' in Note 15.)

NOTE 7. SETTLEMENT OF DISPUTES, NET

     In 1995, the Company recorded a charge of $5,551,000 for the settlement of a dispute with the Hampton Medical Group, P.A. The charge was partially offset by the favorable impact of settlements regarding a refund of $915,000 for directors and officers insurance premiums and disgorgement of $648,000 from a former officer of the Company. In addition, in April 1995, HGA and Progressions Health Systems, Inc. entered into the purchase price agreement which settled cross claims between the parties related to purchase price adjustments (which were credited to goodwill) and other disputes and provided for a series of
payments   to  be  made  to  HGA.  Pursuant  to  this  agreement,  HGA  received approximately $853,000 in 1995, $421,000 of which has been credited to Settlement of Disputes, Net.

     In 1994, the Company recorded the following items related to settlement of disputes:

           A credit of $850,000 following receipt of funds by the Company to settle certain claims made by the Company associated with a real estate transaction.

           A charge of $5,800,000, which represents the Company's estimate of costs required to settle certain disputes and other litigation matters including $3,450,000 associated with the criminal conviction and related SEC enforcement action. (See Note 14.)

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

NOTE 8. COSTS ASSOCIATED WITH RESTRUCTURING OPERATIONS

     In 1995, the Company recorded $1,480,000 of restructuring costs to provide for costs primarily associated with the closure of facilities, with attendant reductions in personnel, in the Company's CVP, CSI and corporate operations and downsizing HGA headquarters. Approximately 85% of the $1,480,000 provision related to severance benefits accrued for 16 employees. The balance primarily reflected provisions for unproductive assets. In 1993, the Company recorded $451,000 of restructuring costs for consolidation of CSI facilities and related reorganization and relocation costs.

NOTE 9. PREFERRED STOCK

     On June 14, 1993, the Company acquired from CLS all of the remaining outstanding shares of the Company's Senior Exchangeable Redeemable Restricted Voting Preferred Stock ('SERPS'), having an aggregate liquidation preference of $16,060,000, together with all rights to any dividends or distributions thereon, in exchange for shares of Series B Preferred Stock having an aggregate liquidation preference of $3,450,000 and a par value of $.10 per share. The 345 shares of the Series B Preferred Stock, and any shares of the Series B Preferred Stock issued as dividends, were convertible into one share of common stock of the Company for each $3.00 of liquidation preference, subject to customary antidilution adjustments. The Company also had the right to compel conversion of the Series B Preferred Stock at any time after the market price of the common stock on its principal trading market averaged at least

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$4.125 for 90 consecutive calendar days and closed at not less than $4.125 on at least 80% of the trading days during such period.

     On  September  26,  1994,  the   Company's  common  stock  met  the   above
requirements, and the Series B Preferred Stock was converted into 1,150,000 shares (see Note 2) of the Company's common stock.

     During 1994 the Company paid $89,000 or $258.90 per share in dividends on the Series B Preferred Stock.

NOTE 10. INCOME TAXES

     The income tax provision (benefit) in the statement of consolidated operations is related solely to current state provisions (benefits).

     A reconciliation of the provision for (benefit of) income taxes included in the Company's statement of consolidated operations and the amount computed by applying the federal income tax rate to income (loss) from continuing operations before extraordinary items and income taxes follows:

                                                                            YEAR ENDED OCTOBER 31,
                                                                        ------------------------------
                                                                        1995       1994         1993
                                                                        -----     -------     --------
                                                                                (IN THOUSANDS)

Computed expected provision for (benefit of) taxes..................    $  78     $(3,161)    $(11,443)
Increase (decrease) in taxes resulting from:
     Income outside the United States operations, subject to
       different tax rates..........................................      132         (65)        (186)
     Amortization of intangibles....................................      185         185          148
     State taxes, net of federal income tax benefit.................       76         264          275
     Reversal of prior years' estimated tax liabilities no longer
       required.....................................................     (200)     (5,000)       --
     Amortization of restricted stock compensation..................     --           (31)         335
     Net operating losses for which no tax benefit was recognized...     --         3,293       11,546
     Interest expense related to original issue discount............     (100)       (100)       --
     Other, net.....................................................      (56)         15         (258)
                                                                        -----     -------     --------
Actual provision for (benefit of) income taxes......................    $ 115     $(4,600)    $    417
                                                                        -----     -------     --------
                                                                        -----     -------     --------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                       OCTOBER 31,
                                                                                   --------------------
                                                                                    1995         1994
                                                                                   -------     --------
                                                                                      (IN THOUSANDS)

Deferred Tax Assets:
     Accounts receivable, principally due to allowances for doubtful accounts...   $ 1,138     $    886
     Inventories, principally due to obsolescence reserves......................       871          675
     Investments, principally due to unrealized losses and other reserves.......        73          112
     Accrued liabilities, principally due to litigation reserves and
       compensation accruals....................................................     4,868        4,571
     Deferred income, principally due to the debenture exchange.................     1,258        1,199
     Net operating loss carryforwards...........................................    81,871       83,417
     Capital loss carryforwards.................................................     2,428        --
     Tax credit carryforwards...................................................     2,560        2,455
     Other......................................................................       490          259
                                                                                   -------     --------
          Total gross deferred tax assets.......................................    95,557       93,574
          Less valuation allowance..............................................   (88,755)     (87,175)
                                                                                   -------     --------
          Net deferred tax assets...............................................     6,802        6,399
                                                                                   -------     --------
Deferred Tax Liabilities:
     Plant and equipment, principally due to purchase accounting requirements...    (6,507)      (6,037)
     Other, principally due to differences in accounting methods for financial
       and tax purposes.........................................................      (295)        (362)
                                                                                   -------     --------
          Total gross deferred tax liabilities..................................    (6,802)      (6,399)
                                                                                   -------     --------
          Net deferred tax assets...............................................   $ --        $  --
                                                                                   -------     --------
                                                                                   -------     --------

     The net change in the total valuation allowance for the years ended October 31, 1995 and 1994 was an increase of $1,580,000 and $2,327,000, respectively.

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of October 31, 1995 will be allocated as follows:

                                                                             (IN
                                                                         THOUSANDS)

Income tax benefit that would be reported in the consolidated
  statement of income................................................      $87,264
Goodwill and other noncurrent intangible assets......................        1,491
                                                                        -------------
                                                                           $88,755
                                                                        -------------
                                                                        -------------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At October 31, 1995 the Company had capital loss, net operating loss, and tax credit carryforwards for federal tax purposes expiring as follows:

 YEAR OF                                                     CAPITAL    OPERATING      TAX
EXPIRATION                                                   LOSSES      LOSSES      CREDITS
----------                                                   -------    ---------    -------
                                                                     (IN THOUSANDS)

   1998      .............................................   $ 5,925    $  --        $ --
   1999      .............................................     1,216        6,745        867
   2000      .............................................     --             725      1,132
   2001      .............................................     --          70,473        202
   2002      .............................................     --          27,326         29
   2003      .............................................     --           1,378        330
   2004      .............................................     --          22,241      --
   2005      .............................................     --          11,006      --
   2006      .............................................     --          22,265      --
   2007      .............................................     --          22,155      --
   2008      .............................................     --          49,535      --
   2009      .............................................     --           6,553      --
   2010      .............................................     --             396      --
                                                             -------    ---------    -------
                                                             $ 7,141    $ 240,798    $ 2,560
                                                             -------    ---------    -------
                                                             -------    ---------    -------

NOTE 11. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                    OCTOBER 31,
                                                                -------------------
                                                                 1995        1994
                                                                -------     -------
                                                                  (IN THOUSANDS)
10% Senior Subordinated Secured Notes due 2003 ('Notes').....   $24,816     $25,410
10 5/8% Convertible Subordinated Reset Debentures due 2005
  ('Debentures').............................................     9,215       9,210
Bank term loan ('HGA Term Loan').............................     9,889      10,556
Industrial Revenue Bonds ('HGA IRB').........................     1,458       2,000
Capitalized leases, interest rates from 11.5% to 13.0%
  maturing 1997..............................................       302         461
                                                                -------     -------
                                                                 45,680      47,637
Less current installments....................................     2,190       1,453
                                                                -------     -------
                                                                $43,490     $46,184
                                                                -------     -------
                                                                -------     -------

     Aggregate annual maturities, including current installments, for each of the five years subsequent to October 31, 1995 are as follows:

                                                   (IN THOUSANDS)

1996............................................       $2,190
1997............................................       $9,323
1998............................................          127
1999............................................            9
2000............................................       --

     In January 1994, the Company completed an Exchange Offer and Consent Solicitation, pursuant to which the Company issued approximately $22,000,000 aggregate principal amount of Notes and paid approximately $4,350,000 in cash ($725 principal amount of Notes and $145 in cash for each $1,000 principal amount of Debentures) in exchange for approximately $30,000,000 aggregate principal amount

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of  its  Debentures  (out  of   $39,384,000  aggregate  principal  amount   then
outstanding). $9,290,000 aggregate principal amount of Debentures remains outstanding.

     In connection with the Exchange Offer and Consent Solicitation, the Company amended the indenture governing the Debentures (the 'Indenture') to, among other things, eliminate a covenant, with which the Company was not in compliance, requiring the Company to repurchase Debentures. The amendment also reduced the conversion price at which holders may convert Debentures into shares of the Company's common stock from $82.35 to $15.00 per share, subject to adjustment under certain conditions to prevent dilution to the holders. The Company also obtained a waiver (the 'Waiver') of any and all Defaults and Events of Default (as such terms are defined in the Indenture) that occurred or may have occurred prior to the expiration of the Exchange Offer and Consent Solicitation.

     The Exchange Offer and Consent Solicitation was accounted for in accordance with Statement of Financial Accounting Standards No. 15 'Accounting by Debtors and Creditors for Troubled Debt Restructurings.' Consequently, the difference between the carrying value of the Debentures exchanged less the face value of the Notes issued and the aggregate cash payment for the Debentures was recorded as a deferred premium aggregating approximately $4,000,000 as of the date of the Exchange. The Company is recognizing the benefit of the deferred premium as a reduction to the effective interest rate on the Notes over the life of the issue. In addition, the Company recorded a charge of $2,131,000 in the fourth quarter of fiscal 1993 and an additional charge of $340,000 in fiscal 1994 for costs related to the Exchange Offer and Consent Solicitation. The Debentures mature on March 1, 2005, with interest payments due semi-annually each March 1 and September 1.

     The Notes mature on June 1, 2003. Interest at 10% per annum is payable quarterly on each March 1, June 1, September 1 and December 1. The Notes are redeemable solely at the option of the Company, in whole or in part, at any time, at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon to the redemption date. The Company is not required to effect any mandatory redemptions or make any sinking fund payments with respect to the Notes, except in connection with certain sales or other dispositions of, or certain financings secured by, the collateral securing the Notes. Pursuant to a pledge agreement dated as of January 6, 1994, between the Company and the trustee for the holders of the Notes, the Company has pledged a first priority security interest in all of its right, title and interest in stock of its subsidiaries HGA and CSI, all additional shares of stock of, or other equity interests in HGA and CSI from time to time acquired by the Company, all intercompany indebtedness of HGA and CSI from time to time held by the Company, except as set forth in the indenture governing the Notes, and the proceeds received from the sale or disposition of any or all of the foregoing.

     The Debentures and the Notes each contain various covenants, including limitations on incurrence and ranking of indebtedness, payment of cash dividends, acquisition of the Company's common stock and transactions with affiliates.

HGA DEBT

     Substantially all of the property and equipment and accounts receivable of HGA collateralize its outstanding debt. The HGA Term Loan carries interest at 4 percentage points over the prime interest rate, with a floor of 12% per annum. The rate in effect at October 31, 1995 was 12.75%. Interest and principal payments on the HGA Term Loan are due monthly through August 1997. The HGA IRB carries interest at 85% of prime, or approximately 7.44% per annum at October 31, 1995. Interest and principal payments on the HGA IRB are due monthly and holders have elected their right to accelerate all payments of outstanding principal at December 31, 1995. The HGA IRB of $1,336,000 was paid and the amount was rolled into the HGA Term Loan due August 1997. The HGA Term Loan contains and the HGA IRB contained covenants including the maintenance by HGA of certain ratios and levels of net worth (as defined), capital expenditures, interest and debt payments, as well as restrictions on payment of cash dividends.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LOAN AND SECURITY AGREEMENT

     In September 1994, CVI entered into a Loan and Security Agreement ('Line of Credit') with a commercial lender providing for revolving advances of up to $8,000,000. On October 31, 1995 the balance outstanding on the line of credit was $1,025,000. Advances under the Line of Credit bear interest at 2 1/2 percentage points above the highest most recently announced prime rate of the three financial institutions of national repute named in the agreement, with a floor of 8.5% per annum. The rate in effect at October 31, 1995 was 11.25% per annum. CVI agreed to the payment of various fees and minimum annual interest of $150,000. The aggregate amount of advances under the agreement is capped at the lesser of $8,000,000, or a percentage of CVI's levels of eligible receivables and inventory as defined in the agreement (approximately $5,900,000 in total line availability at October 31, 1995) and is collateralized by virtually all of the assets of CVI.

     The Line of Credit provides that CVI (provided that no Event of Default, as defined, has occurred and is continuing) may make loans, advances, investments, capital contributions and distributions to the Company, and pay management fees to the Company, so long as the total amount of all such amounts does not exceed an amount equal to the sum of (i) 75% of CVI's Tangible Net Worth, as defined, on the closing date, plus (ii) all amounts in excess of required increases in CVI's Tangible Net Worth for each fiscal year ending after October 31, 1994. On the closing date, CVI's Tangible Net Worth was $11,480,000. At October 31, 1995, CVI had Tangible Net Worth of $9,492,000, of which $6,142,000 was unrestricted under the terms of the Loan and Security Agreement.

     The Line of Credit contains various covenants, including the maintenance of certain ratios and levels of net worth (as defined), limitations on capital expenditures and incurrence of indebtedness as well as limitations regarding change in control and transactions with affiliates.

     In connection with the Line of Credit, the Company guaranteed all of the obligations under the HGA Term Loan and CVI's obligations under the Line of Credit and the Company pledged all of the outstanding stock of CVI as collateral for the HGA Term Loan guaranty.

UNAMORTIZED BOND DISCOUNT AND DEFERRED PREMIUM

     The difference between the carrying amount and the principal amount of the Company's Debentures represents unamortized discount which is being charged to expense over the life of the issue. As of October 31, 1995, the amount of unamortized discount was approximately $75,000.

     The carrying value of the Debentures exchanged less the face value of the Notes issued and the aggregate cash payment for the Debentures was recorded as a deferred premium. The Company is recognizing the benefit of the deferred premium as a reduction to the effective interest rate on the Notes over the life of the issue. As of October 31, 1995, the amount of the unamortized deferred premium was $2,873,000.

NOTE 12. EMPLOYEE STOCK PLANS

1988 LONG-TERM INCENTIVE PLAN ('LTIP')

     The LTIP is a vehicle for the Company to attract, retain and motivate key employees and consultants to the Company and its subsidiaries and affiliates, who are directly linked to the profitability of the Company and to increasing stockholder value.

     The LTIP authorizes a committee consisting of three or more individuals not eligible to participate in the LTIP or, if no committee is appointed, the Company's Board of Directors, to grant to eligible individuals during a period of ten years from September 15, 1988, stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, phantom stock units and long-term performance awards for up to 2,125,570 shares of common stock, subject to adjustment for future stock

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

splits, stock dividends, expirations, forfeitures and similar events. As of October 31, 1995, 903,868 shares remained available under the LTIP for future grants.

     As of August 1, 1993, there were outstanding options to purchase an aggregate of 367,500 shares of common stock granted to, and not subsequently forfeited by, optionholders at exercise prices ranging from $2.07 to $12.75. The Company offered each employee who held options granted under the LTIP an opportunity to exchange those options for a smaller number of substitute options. Each new option is exercisable at $1.68 per share. The number of shares each employee was entitled to purchase pursuant to such option was computed by an independent nationally recognized compensation consulting firm using an option exchange ratio derived under the Black-Scholes option pricing model. Each person who elected to participate in the option exchange program received an option to purchase an individually calculated percentage ranging from 21% to 70% of the shares such person was originally entitled to purchase. A percentage of the new option, equal to the percentage of the outstanding option that was already exercisable, was immediately exercisable, and the remainder became exercisable in 1994 in 25% tranches when the trading price of the Company's common stock over 30 days averaged, $3.00, $4.50, $6.00 and $7.50 per share, respectively. The option exchange program provided optionholders the opportunity to exchange options with exercise prices well in excess of the then current market price of the Company's common stock with a lesser number of options exercisable at a price that, while still above the then price, was lower than the exercise price on the surrendered options. Under the terms of the option exchange offer, each person who elected to participate waived the vesting of options that otherwise would have resulted from the Change in Control (as such term is defined in the LTIP) that occurred when stockholders approved the conversion rights of the Series B Preferred Stock on September 14, 1993. (See
Note 9.)

1990 NON-EMPLOYEE DIRECTORS RESTRICTED STOCK PLAN ('NEDRSP')

     Under the terms of the NEDRSP, upon joining the Board of Directors, each director of the Company who is not also an employee of or a consultant to the Company or any subsidiary of the Company ('Non-Employee Director') is granted the right to purchase, for $.10 per share, 1,666 shares of the Company's common stock, subject to restrictions, which can be lifted either upon the fair market value of the Company's common stock achieving stated targets, or upon the passage of a stated period of time, typically 9 1/2 years after the date of grant. A total of 33,333 shares of such common stock were authorized and reserved for issuance under the NEDRSP. Shares which are forfeited become available for new awards under such plan. At October 31, 1995, there were 15,000 shares of the Company's common stock available for future grants under the NEDRSP. Upon approval by the Company's stockholders of the 1996 Long Term Incentive Plan for Non-Employee Directors, which is described below, the NEDRSP will terminate.

     Transactions involving the grant of options or restricted shares of the Company's common stock in connection with the LTIP and NEDRSP during each of the years in the three year period ended October 31, 1995 are summarized below.

     Options issued and outstanding have option prices ranging from $1.68 to $11.25 per share.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                          NUMBER OF SHARES
                                                                         -------------------
                                                                           LTIP       NEDRSP
                                                                         ---------    ------

1995
Balance at beginning of year..........................................     977,078    18,333
Options granted.......................................................     131,111     --
Options forfeited.....................................................     (62,683)    --
Restricted shares granted.............................................     176,196     --
                                                                         ---------    ------
Balance at end of year................................................   1,221,702    18,333
                                                                         ---------    ------
                                                                         ---------    ------
Consisting of:
     Options issued but not exercisable...............................     250,191     --
     Options issued and exercisable...................................      78,650     --
     Options exercised at $1.68 to $2.07 per share....................       6,226     --
     Restricted shares issued with restrictions in force..............      91,659     --
     Restricted shares issued with restrictions removed...............     794,976    18,333
                                                                         ---------    ------
                                                                         1,221,702    18,333
                                                                         ---------    ------
                                                                         ---------    ------

                                                                           NUMBER OF SHARES
                                                                           -----------------
                                                                            LTIP      NEDRSP
                                                                           -------    ------

1994
Balance at beginning of year............................................   789,265    18,333
Options granted.........................................................   136,667     --
Options forfeited.......................................................   (48,113)    --
Restricted shares granted...............................................    99,259     --
                                                                           -------    ------
Balance at end of year..................................................   977,078    18,333
                                                                           -------    ------
                                                                           -------    ------
Consisting of:
     Options issued but not exercisable.................................   195,552     --
     Options issued and exercisable.....................................    70,004     --
     Options exercised at $1.68 per share...............................     1,073     --
     Restricted shares issued with restrictions in force................    54,444     --
     Restricted shares issued with restrictions removed.................   656,005    18,333
                                                                           -------    ------
                                                                           977,078    18,333
                                                                           -------    ------
                                                                           -------    ------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                          NUMBER OF SHARES
                                                                         -------------------
                                                                           LTIP       NEDRSP
                                                                         ---------    ------

1993
Balance at beginning of year..........................................     935,173    11,666
Options granted.......................................................     206,666     --
Options forfeited.....................................................    (320,696)    --
Restricted shares granted.............................................      41,666    6,667
Restricted shares purchased by the Company............................     (65,544)    --
Restricted shares forfeited...........................................      (8,000)    --
                                                                         ---------    ------
Balance at end of year................................................     789,265    18,333
                                                                         ---------    ------
                                                                         ---------    ------
Consisting of:
     Options issued but not exercisable...............................     173,090     --
     Options issued and exercisable...................................       4,986     --
     Restricted shares issued with restrictions in force..............      60,870    1,666
     Restricted shares issued with restrictions removed...............     550,319    16,667
                                                                         ---------    ------
                                                                           789,265    18,333
                                                                         ---------    ------
                                                                         ---------    ------

     The excess of market value over $.10 per share of LTIP and NEDRSP restricted shares on respective dates of grant is initially recorded as unamortized restricted stock award compensation, a separate component of stockholders' equity and charged to operations as earned. Restricted shares and other stock compensation charged against income from operations for the years ended October 31, 1995, 1994 and 1993 was none, $55,000 and $1,084,000, respectively.

1996 LONG-TERM INCENTIVE PLAN FOR NON-EMPLOYEE DIRECTORS

     On December 12, 1995 the Board of Directors of the Company adopted a proposal to reduce the annual cash stipend paid to Non-Employee Directors and to award grants of restricted stock and options annually at the start of each fiscal year. Specifically, each Non-Employee Director will be awarded the right to purchase stock worth $7,500 each year (or $9,375 in the case of the Chairman of the Board who is a Non-Employee Director) and be granted an option to purchase 5,000 shares of the Company's common stock in fiscal 1996 and 3,333 shares in each subsequent fiscal year (or, in the case of a Chairman of the Board who is a Non-Employee Director, 6,250 shares in fiscal 1996 and 4,167 shares in each subsequent fiscal year) through fiscal 2000. A total of 215,000 shares of the Company's authorized but unissued common stock have been reserved for issuance under the plan. Final adoption of the plan requires stockholder approval, which will be sought at the 1996 Annual Meeting of Stockholders scheduled to be held in March 1996.

PRIOR STOCK OPTION PLANS

     Prior to the September 15, 1988 implementation of the LTIP, the Company had two stock option plans (the 'Stock Option Plans'). With the adoption of the LTIP, all authorized but unallocated shares of stock reserved under the Stock Option Plans (options for approximately 143,500 shares of the Company's common stock) were transferred to the LTIP. No further grants are allowed from the Stock Option Plans, although previously existing grants remain in effect. On October 31, 1995, there were 7,483 outstanding shares with option prices per share ranging from $48.39 - $59.25.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13. EMPLOYEE BENEFITS

THE COMPANY'S RETIREMENT INCOME PLAN

     The Company sponsors a defined benefit Retirement Income Plan which covers substantially all full-time United States employees of CVI, CVP and the Company's Corporate Headquarters. The Company's contributions are designed to fund normal cost on a current basis and to fund over thirty years the estimated prior service cost of benefit improvements (fifteen years for annual gains and losses). The unit credit actuarial cost method is used to determine the annual cost. The Company pays the entire cost of the Retirement Plan and funds such costs as they accrue. Virtually all of the assets of the Plan are comprised of participations in equity and fixed income funds.

     Net periodic pension cost of the Plan was as follows:

                                                                         YEARS ENDED OCTOBER 31,
                                             -----------------------------------------------------------------------------
                                                      1995                       1994                       1993
                                             -----------------------    -----------------------    -----------------------
                                                                             (IN THOUSANDS)

Service cost................................           $ 188                      $ 173                      $ 180
Interest cost...............................             521                        479                        453
Actual return on assets.....................            (982)                      (531)                      (628)
Net amortization and deferral...............             491                          2                        176
                                                      ------                     ------                     ------
       Net periodic pension cost............           $ 218                      $ 123                      $ 181
                                                      ------                     ------                     ------
                                                      ------                     ------                     ------


     The actuarial present value of benefit obligations and funded status for the Plan was as follows:

                                                                                OCTOBER 31,
                                                                              ----------------
                                                                               1995      1994
                                                                              ------    ------
                                                                               (IN THOUSANDS)

Vested benefit obligation..................................................   $7,250    $5,861
Non-vested benefit obligation..............................................       77        84
                                                                              ------    ------
     Accumulated benefit obligation........................................    7,327     5,945
Projected compensation increases...........................................      825       546
                                                                              ------    ------
     Projected benefit obligation..........................................    8,152     6,491
Fair value of plan assets..................................................    6,545     5,828
                                                                              ------    ------
Projected benefit obligation in excess of assets...........................    1,607       663
Add (Deduct):
     Unrecognized net gain (loss)..........................................     (386)      379
     Prior service cost remaining to be amortized, including unrecognized
       net asset...........................................................     (439)     (465)
                                                                              ------    ------
Pension liability recognized...............................................   $  782    $  577
                                                                              ------    ------
                                                                              ------    ------

     Assumptions used in developing the projected benefit obligation as of October 31 were:

                                                                                 1995    1994
                                                                                 ----    ----

Assumptions:
     Discount rate on plan liabilities........................................    7.5%    8.0%
     Long-range rate of return on plan assets.................................    9.0%    9.0%
     Salary increase rate.....................................................    6.0%    6.0%

THE COMPANY'S 401(K) SAVINGS PLAN

     The Company's 401(k) Savings Plan provides for the deferral of compensation as described in the Internal Revenue Code, and is available to substantially all full-time United States employees of the Company. United States resident employees of the Company who participate in the 401(k) Plan may

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

elect to have from 2% to 10% of their pre-tax salary or wages, (but not more than $5,000 for highly compensated employees) for the calendar year ended December 31, 1995, deferred and contributed to the trust established under the 401(k) Plan. The Company's contribution to the 401(k) Plan on account of the Company's participating employees, net of forfeiture credits, was $95,000, $80,000 and $90,000 for the years ended October 31, 1995, 1994 and 1993, respectively.

THE COMPANY'S INCENTIVE PAYMENT PLAN

     The Company's Incentive Payment Plan is available to officers and other key executives. Participants may, in certain years, receive bonuses based on Company and subsidiary performance. Total payments earned for the years ended October 31, 1995, 1994 and 1993, were approximately $1,504,000, $1,296,000 and $439,000, respectively.

THE COMPANY'S TURN-AROUND INCENTIVE PLAN

     The Company's Turn-Around Incentive Plan ('TIP') was adopted by the Board of Directors in May 1993. The TIP was adopted, upon the recommendation of the Company's independent compensation consultants, to recognize the special efforts of certain individuals in guiding the Company through a resolution of its difficulties arising from its then current capital structure and its former ownership of companies that manufactured and distributed breast implants.

     The TIP provided for awards in varying amounts to be made to designated participants. Before any awards could become payable, however, the Company had to significantly reduce its liabilities relating to the former breast implant business to levels approved by the Board of Directors, which condition was satisfied when the MEC Agreement became final on January 6, 1994 (see Note 4). Upon satisfaction of such condition, one-third of the award was payable when the average per share price of the Company's common stock over a period of thirty days equaled or exceeded $4.50 per share. That occurred in May 1994, and participants in the TIP were, therefore, awarded one-third of the total award for which they were eligible under the TIP. The payments were made in cash ($246,667) and by means of the issuance of 99,259 shares of restricted stock under the Company's 1988 LTIP. That stock generally will remain restricted and nontransferable until May 1996. The remaining two-thirds of the allocated TIP awards were paid August 30, 1995, the date that the 30-day average of the price of the Company's common stock equaled $9.00 per share. Payments were made in cash ($475,833) and by means of the issuance of 97,316 shares of restricted stock under the LTIP. One-half of that stock generally will remain restricted and nontransferable for a period of one year from the date of grant. The remaining shares will generally remain restricted and nontransferable for a period of two years from the date of grant.

NOTE 14. COMMITMENTS, CONTINGENCIES AND LITIGATION

     Total minimum annual rental obligations (net of sublease revenue of approximately $125,000 per year, through 2000) under noncancelable operating leases (substantially all real property and equipment) in force at October 31, 1995 are payable in subsequent years as follows:

                                                   (IN THOUSANDS)

1996............................................       $2,194
1997............................................        1,638
1998............................................        1,042
1999............................................          836
2000............................................          727
2001 and thereafter.............................        1,428
                                                      -------
                                                       $7,865
                                                      -------
                                                      -------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Aggregate rental expense for both cancelable and noncancelable contracts amounted to $2,354,000, $2,438,000 and $2,105,000 in 1995, 1994 and 1993,
respectively.

     The remaining liability recorded for payments to be made to MEC under the MEC Agreement (see Note 4) become due as follows:

DECEMBER 31,                                             (IN THOUSANDS)
------------

    1995       .......................................       $1,500
    1996       .......................................        1,750
    1997       .......................................        2,000
    1998       .......................................        2,500
                                                            -------
                                                             $7,750
                                                            -------
                                                            -------

     Additional payments to be made to MEC beginning December 31, 1999 are contingent upon the Company's earning net income before taxes in each fiscal year subsequent to the fiscal year ending October 31, 1999, and are, therefore, not recorded in the Company's financial statements. Such payments are limited to the smaller of 50% of the Company's net income before taxes in each such fiscal year on a noncumulative basis or the amounts shown below:

DECEMBER 31,                                             (IN THOUSANDS)
------------

    1999       .......................................       $3,000
    2000       .......................................       $3,500
    2001       .......................................       $4,000
    2002       .......................................       $4,500
    2003       .......................................       $3,000

     Under the terms of a supply agreement most recently modified in 1993, the Company agreed to purchase by December 31, 1997, certain contact lenses from Pilkington plc, with an aggregate cost of approximately 'L'4,063,000. Lenses with an aggregate value of approximately 'L'477,000, 'L'400,000 and 'L'213,000 were purchased under the terms of the supply agreement in fiscal years 1995, 1994 and 1993, respectively. As of December 31, 1995, there remained a commitment of approximately 'L'2,747,000.

     Payments amounting to $3,100,000 were made related to a settlement with Hampton Medical Group, P.A. ('HMG') and Dr. Pottash (see Litigation below) in December 1995. Two additional payments are scheduled to be made to HMG in May 1997 and 1998, each in the amount of $1,537,500. These amounts were charged against net income in fiscal 1995.

WARRANTS

     In connection with agreements to extend the due date on certain of the Company's outstanding debt in 1988, the Company issued warrants to a group of its lenders, which after a series of adjustments had an exercise price of $1.11 per share. Warrants to purchase 219,650 shares of the Company's common stock vested in December 1988 and had an expiration date of December 29, 1995. Warrants to purchase 167,227 shares of common stock were exercised by the expiration date.

     The Company issued a warrant to Foothill Capital Corporation ('Foothill') to purchase 26,666 shares of the Company's common stock at $5.625 per share in connection with the loan and security agreement among Foothill, CVI, and CooperVision Canada. (See Note 11 'Loan and Security Agreement.') The warrant becomes exercisable on September 21, 1997 and expires on May 26, 1999. Both the number of shares under the warrant and the exercise price per share are adjustable under certain circumstances to avoid dilution.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LITIGATION

     The Company is a defendant in a number of legal actions relating to its past or present businesses in which plaintiffs are seeking damages. In the opinion of Management, after consultation with counsel, the ultimate disposition of those actions will not materially affect the Company's financial position.

     In January 1994, the Company was found guilty on six counts of mail fraud and one count of wire fraud based upon the conduct of a former Co-Chairman relating to a 'trading scheme' to 'frontrun' high yield bond purchases, but was acquitted of charges of conspiracy and aiding and abetting violations of the Investment Advisers Act of 1940. The Company was sentenced on July 15, 1994, at which time it was ordered to make restitution to Keystone Custodian Funds, Inc. of $1,310,166, which was paid August 15, 1994. In addition, the Company was ordered to pay a noninterest bearing fine over the next three years in the amount of $1,831,568. A total of $350,000 was paid on July 14, 1995, with the additional payments of $350,000 and $1,131,568 payable on July 15, 1996 and 1997, respectively. These amounts were charged against net income in previous fiscal years. Also the Company settled in December 1994 a related SEC action under which the Company agreed to the disgorgement of $1,621,474 and the payment of a civil penalty of $1,150,000. The Company had already disgorged $1,310,166 in connection with the sentence imposed in a related criminal action involving the 'frontrunning' arrangement; the balance of the disgorgement was paid in January 1995. The civil penalty imposed by the SEC is offset by the larger fine to which the Company was sentenced in the criminal action. In the SEC settlement, the Company also consented to being permanently enjoined from violating certain provisions of the Securities Exchange Act of 1934, from aiding and abetting violations of certain provisions of the Investment Advisers Act and from further employing certain former employees and/or any of their relatives.

     The Company was named as a nominal defendant in a shareholder derivative action entitled Harry Lewis and Gary Goldberg v. Gary A. Singer, Steven G. Singer, Arthur C. Bass, Joseph C. Feghali, Warren J. Keegan, Robert S. Holcombe and Robert S. Weiss, which was filed on May 27, 1992 in the Court of Chancery, State of Delaware, New Castle County. Lewis and Goldberg subsequently amended their complaint, and the Delaware Chancery Court consolidated the amended complaint with a similar complaint filed by another plaintiff as In re The Cooper Companies, Inc. Litigation, Consolidated C.A. 12584. The Lewis and Goldberg amended complaint was designated as the operative complaint (the 'Derivative Complaint').

     The Derivative Complaint alleges that certain directors of the Company and Gary A. Singer, as Co-Chairman of the Board of Directors, caused or allowed the Company to be a party to a 'trading scheme' to 'frontrun' high yield bond purchases by the Keystone Custodian Fund, Inc., a group of mutual funds. The Derivative Complaint also alleges that the defendants violated their fiduciary duties to the Company by not vigorously investigating certain allegations of securities fraud. The Derivative Complaint requests that the Court order the defendants (other than the Company) to pay damages and expenses to the Company and certain of the defendants to disgorge their profits to the Company. The parties have been engaged in negotiations and have agreed upon the terms of a settlement, which will have no material impact on the Company. Upon completion of the settlement documentation, the proposed settlement will be submitted to the Court for approval following notice to the Company's shareholders and a hearing. Accordingly, there can be no assurance that the proposed settlement will ultimately end the litigation. The individual defendants have advised the Company that they believe they have meritorious defenses to the lawsuit and that, in the event the case proceeds to trial, they intend to defend vigorously against the allegations in the Derivative Complaint.

     The Company was also named as a nominal defendant in a shareholder derivative action entitled Bruce D. Sturman v. Gary A. Singer, Steven G. Singer, Brad C. Singer, Dorothy Singer as the Executrix of the Estate of Martin Singer, Karen Sue Singer, Norma Singer Brandes, Normel Construction Corp., Brandes & Singer, and Romulus Holdings, Inc., which was filed on June 6, 1995 in the Court of Chancery of the State of Delaware, New Castle County. The complaint is similar to a derivative

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

complaint filed by Mr. Sturman in the Supreme Court of the State of New York on May 26, 1992, which was dismissed under New York Civil Practice Rule 327(a) on August 17, 1993. The dismissal of the New York case was affirmed by the Appellate Division on March 28, 1995. The allegations in the Delaware complaint relate to substantially the same facts and events at issue in In re The Cooper Companies, Inc. Litigation described above, and similar relief is sought. The parties have tentatively agreed that plaintiff's action will be consolidated into and settled with In re The Cooper Companies, Inc. Litigation (see above).

     In two virtually identical actions, Frank H. Cobb, Inc. v. The Cooper Companies, Inc., et al., and Arthur J. Korf v. The Cooper Companies, Inc., et al., class action complaints were filed in the United States District Court for the Southern District of New York in August 1989, against the Company and certain individuals who served as officers and/or directors of the Company after June 1987. The complaints, as amended, alleged that the defendants knew or recklessly disregarded and failed to disclose to the investing public material adverse information about the Company. The amended complaints also alleged that the defendants are liable for having violated Section 10(b) of the Securities Exchange Act and Rule 10(b)-5 thereunder and having engaged in common law fraud. The Company reached a settlement with counsel for the class plaintiffs, which had no material impact on the Company's financial condition. On May 5, 1995, the settlement was approved by the court.

     Under an agreement dated July 11, 1985, as amended (the 'HMG Agreement'), Hampton Medical Group, P.A. ('HMG'), which is not affiliated with the Company, contracted to provide clinical and clinical administrative services at Hampton Psychiatric Institute ('Hampton Hospital'), the primary facility operated by Hospital Group of New Jersey, Inc. ('HGNJ'), a subsidiary of the Company's psychiatric hospital holding company, Hospital Group of America, Inc. ('HGA'). In late 1993 and early 1994, HGNJ delivered notices to HMG asserting that HMG had defaulted under the HMG Agreement based upon billing practices by HMG that HGNJ believed to be fraudulent. At the request of HMG, a New York state court enjoined HGNJ from terminating the HMG Agreement based upon the initial notice and ordered the parties to arbitrate whether HMG had defaulted.

     On February 2, 1994, HMG commenced an arbitration in New York, New York (the 'Arbitration'), entitled Hampton Medical Group, P.A. and Hospital Group of New Jersey, P.A. (American Arbitration Association), in which it contested the alleged default. In addition, HMG made a claim against HGNJ for unspecified damages based on allegedly foregone fees on the contention that HMG had the right to provide services at all HGNJ-owned facilities in New Jersey, including certain outpatient clinics and the Hampton Academy, at which non-HMG physicians have been employed.

     On December 30, 1994, Blue Cross and Blue Shield of New Jersey, Inc. commenced a lawsuit in the Superior Court of New Jersey entitled Blue Cross and Blue Shield of New Jersey, Inc. v. Hampton Medical Group, et al. against HMG and certain related entities and individuals unrelated to HGNJ or its affiliates alleging, among other things, fraudulent billing practices (the 'Blue Cross Action').

     On or about April 12, 1995, an individual defendant in the Blue Cross Action who was formerly employed by HMG, Dr. Charles Dackis, commenced a third party claim in the Blue Cross Action against HGNJ, HGA and the Company, alleging a right under the HMG Agreement to indemnity in an unspecified amount for fees, expenses and damages that he might incur in that action. In a letter brief filed on or about April 17, 1995, HMG indicated an intention to bring a similar claim at a later date. On or about May 16, 1995, HGNJ, HGA and the Company filed an answer to the complaint, and HGNJ and HGA brought counterclaims against Dr. Dackis and cross-claims against HMG and Dr. A.L.C. Pottash, another individual defendant and the owner of HMG, in an amount to be determined, based on allegations of fraudulent and improper billing practices.

     On October 27, 1995, the Court dismissed with prejudice all claims asserted by Dr. Dackis against HGA, HGNJ and the Company in the Blue Cross Action. On December 11, 1995, the Company announced a settlement of all disputes with HMG and Dr. Pottash. Pursuant to the settlement, (i) the parties released each other from, among other things, the claims underlying the Arbitration, (ii) HGA

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

purchased HMG's interest in the HMG Agreement on December 31, 1995, and (iii) HGNJ agreed to make certain payments to Dr. Pottash in respect of claims he had asserted. While only HMG and Dr. Pottash are parties to the settlement with HGA, HGNJ and the Company, the Company has not been notified of any claims by other third party payors or others relating to the billing or other practices at Hampton Hospital, although it continues to respond voluntarily to requests for information from the State of New Jersey Department of Insurance and other government agencies with respect to these matters. The settlement with HMG and Dr. Pottash resulted in a one-time charge with a present value of $5,551,000 to fourth quarter fiscal 1995 earnings. That charge reflects amounts paid to Dr. Pottash in December 1995 of $3,100,000 included in other current liabilities at October 31, 1995, as well as two payments scheduled to be made to HMG in May 1997 and 1998, each in the amount of $1,537,500.

NOTE 15. RELATIONSHIPS AND TRANSACTIONS BETWEEN THE COMPANY, CLS, COOPER DEVELOPMENT COMPANY ('CDC') AND THE COOPER LABORATORIES, INC. STOCKHOLDERS' LIQUIDATING TRUST (THE 'TRUST')

ADMINISTRATIVE SERVICES

     Pursuant to separate agreements between the Company and CDC, CLS and the Trust, which was formed in connection with the liquidation of the Company's former parent, Cooper Laboratories, Inc., the Company provided certain administrative services to CDC, CLS and the Trust, including the services of the Company's treasury, legal, tax, data processing, corporate development, investor relations and accounting staff. Expenses were charged on the basis of specific utilization or allocated based on personnel, space, percent of assets used or other appropriate bases. The agreements relating to the provision of administrative services to CDC and CLS terminated on September 17, 1988. The Company has not performed any services for CDC and CLS since September 17, 1988, other than historic tax services. Combined corporate administrative expenses charged to the Trust by the Company were $213,000 in 1992 and $560,000 in 1991. On July 9, 1992, the Trust filed a petition in Bankruptcy under Chapter 7 of the Bankruptcy Code; and, effective July 31, 1992, the Company ceased providing services to the Trust. The Company has asserted a claim for approximately $750,000 in the Trust's bankruptcy proceedings, primarily representing unpaid administrative service fees and expenses and legal fees advanced by the Company on behalf of the Trust. In October 1995, in connection with a final distribution of assets from the Trust, the Company received a payment of $648,000 in partial satisfaction of its outstanding claim, which was recorded as a reduction of general and administrative expenses.

AGREEMENTS WITH CLS

     On June 12, 1992, the Company consummated a transaction (the '1992 CLS Transaction') with CLS, which eliminated approximately 80% of the Company's then outstanding SERPS. (See Note 8.) Pursuant to an Exchange Agreement between the Company and CLS dated as of June 12, 1992 (the '1992 Exchange Agreement'), the Company acquired from CLS, among other things, 488,004 shares of the SERPS owned by CLS, and all of CLS's right to receive, by way of dividends pursuant to the terms of the SERPS, an additional 11,996 shares of SERPS (such 11,996 shares together with the 488,004 shares being referred to collectively as the SERPS) in exchange for 1,616,667 newly issued shares of the Company common stock (the 'Company Shares'). In addition, the Company entered into a settlement agreement with CLS dated as of June 12, 1992 (the '1992 Settlement Agreement'), with respect to certain litigation and administrative proceedings in which the Company and CLS were involved. Pursuant to the 1992 Settlement Agreement, the Company agreed, among other things, that, if requested by CLS, it would use its reasonable best efforts to cause the election to the Company's Board of Directors of one or two designees of CLS, reasonably acceptable to the Company (the number of designees depending, respectively, on whether CLS owns more than 333,333 but less than 800,000 shares, or more than 800,000 shares of the Company's common stock).

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On June 14, 1993, the Company acquired from CLS all of the remaining outstanding SERPS of the Company, having an aggregate liquidation preference of $16,060,000, together with all rights to any dividends or distributions thereon, in exchange for shares of Series B Preferred Stock having an aggregate liquidation preference of $3,450,000 and a par value of $.10 per share (the '1993 Exchange Agreement'). Such shares, and any shares of Series B Preferred Stock issued as dividends, were convertible into one share of common stock of the Company for each $3.00 of liquidation preference, subject to customary antidilution adjustments.

     The Company also had the right to compel conversion of Series B Preferred Stock at any time after the market price of the common stock on its principal trading market averaged at least $4.125 for 90 consecutive calendar days and closed at not less than $4.125 on at least 80% of the trading days during such period. On September 26, 1994, the Company's common stock met the above requirements, and the Series B Preferred Stock was converted into 1,150,000 shares of the Company's common stock.

     No dividends accrued on the Series B Preferred Stock through June 14, 1994. Subsequently, dividends accrued and were paid in cash, at the rate of 9% (of liquidation preference) per annum, through the date of conversion.

     The Company and CLS also entered into a Registration Rights Agreement, dated June 14, 1993, providing for the registration under the Securities Act of the shares of common stock issued upon such conversion of any of the Series B Preferred Stock and any of the 1,616,667 shares of common stock currently owned by CLS which have not been sold prior thereto.

     On June 14, 1993, the Board of Directors amended the Rights Agreement dated as of October 29, 1987, between the Company and The First National Bank of Boston, as Rights Agent, so that CLS and its affiliates and associates as of the amendment date would not be Acquiring Persons thereunder as a result of CLS's beneficial ownership of more than 20% of the outstanding common stock of the Company by reason of its ownership of Series B Preferred Stock or common stock issued upon conversion thereof. (See Note 9.)

     CLS obtained 1,616,667 shares of the Company's common stock pursuant to the 1992 Exchange Agreement described above. In Amendment No. 1 to its Schedule 13D, filed with the SEC on November 12, 1992, CLS disclosed that 'in light of the recent public disclosures relating to the Company and the recent significant decline in the public trading price of the common stock, CLS is presently considering various courses of action which it may determine to be necessary or appropriate in order to maintain and restore the value of the common stock. Included among the actions which CLS is considering pursuing are the initiation of litigation against the Company and the replacement of management and at least a majority of the members of the Board of Directors of the Company.

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

     Pursuant to the 1993 Settlement Agreement, the Company agreed to nominate, and to vote all of its shares of common stock of the Company in favor of the election of, a Board of Directors of the Company consisting of eight members, up to three of whom will, at CLS's request, be designated by CLS (such designees to be officers or more than 5% stockholders of CLS as of June 14, 1993 or otherwise be reasonably acceptable to the Company). The number of CLS designees will decline as CLS's ownership of common stock declines. A majority of the Board members (other than CLS designees) are to be individuals who are not officers or employees of the Company. Pursuant to the Settlement Agreement, CLS designated, and on August 10, 1993 the Board of Directors elected, one person to serve as a director of the Company until the 1993 Annual Meeting. CLS also designated that

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

individual along with two other people as its three designees to the eight-member Board of Directors that was elected at the 1993 Annual Meeting. Three CLS designees were elected or reelected to the Board at the 1994 and 1995 Annual Meetings.

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

     The agreements with respect to Board representation and voting, and the restrictions on CLS's acquisition and transfer of securities of the Company, were to terminate on June 14, 1995, or earlier if CLS beneficially owned less than 333,333 shares of common stock (including as owned the common stock into which shares of Series B Preferred Stock owned by CLS were converted). The agreements were to be extended if the market price of the common stock increased to specified levels prior to each of June 12, 1995, and June 12, 1996, or if the Company agreed to nominate one CLS designee, who was independent of CLS and reasonably acceptable to the Company, in addition to that number of designees to which CLS was then entitled on each such date, which would have resulted in such agreements continuing through October 31, 1996, and CLS having up to five designees on the Board (which would then have a total of ten members, or eleven members if a new chairman or chief executive officer was then serving on the Board). In January 1995, in connection with the further amendment to the Rights Agreement (see Note 6), the Company and CLS amended the 1993 Settlement Agreement to provide that the provisions relating to CLS representation on the Company's Board, CLS's obligations with respect to voting its securities of the Company and the restrictions on CLS's acquisition and transfer of securities of the Company, will now end on the earlier of (i) the first date on which CLS beneficially owns fewer than 333,333 shares of the Company's outstanding common stock or (ii) October 31, 1996, or if any person (other than two specified individuals) becomes the beneficial owner of 20% or more of the outstanding shares of common stock of CLS, April 30, 1997.

     Following termination of the 1993 Settlement Agreement and through June 12, 2002, CLS will continue to have the contractual right that it had pursuant to the 1992 CLS Settlement Agreement to designate two directors of the Company, so long as CLS continues to own at least 800,000 shares of common stock, or one director, so long as it continues to own at least 333,333 shares of common stock.

OTHER

     CLS was formerly an 89.5% owned subsidiary of the Company's former parent, Cooper Laboratories, Inc.

     As of December 31, 1995, CLS owned 2,322,533 shares (or approximately 20%) of common stock of the Company.

     Two members of the Company's Board of Directors are also directors and/or officers of CLS. Moses Marx is a Director of CLS. Steven Rosenberg is serving as Acting President, Vice President and Chief Financial Officer of CLS and he is also a Director of CLS. In addition to shares purchased on the open market, Mr. Marx owns 1,333 shares and Mr. Rosenberg owns 1,666 shares of the Company's common stock, obtained through the NEDRSP. (See Note 12.)

NOTE 16. BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION

     The Company's operations are attributable to four business segments:

           HGA, which provides healthcare services for inpatient and outpatient treatment and partial hospitalization programs through the ownership and operation of certain psychiatric facilities, and through May 1995 also managed other such facilities,

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

           CVI, which develops, manufactures and markets a range of contact lenses,

           CVP,   a  development  stage  business,  which  develops  proprietary ophthalmic pharmaceuticals, and

           CSI, which  develops,  manufactures and  distributes  diagnostic  and
           surgical   equipment,  instruments  and  disposables,  primarily  for gynecology.

     Total net revenue by business segment represents service and sales revenue as reported in the Company's statement of consolidated operations. Total net revenue by geographic area includes intercompany sales which are generally priced at terms that allow for a reasonable profit for the seller. Operating income (loss) is total net revenue less cost of products sold (or services provided, in the case of HGA revenue), research and development expenses, selling, general and administrative expenses, costs of restructuring and amortization of intangible assets. Corporate operating loss is principally corporate headquarters expense. Investment income, net, settlement of disputes, net, debt restructuring costs, gain on sales of assets and businesses, net, other income (expense), net, and interest expense were not allocated to individual business or geographic segments.

     Identifiable assets are those assets used in continuing operations (exclusive of cash and cash equivalents) or which are allocated thereto when used jointly. Corporate assets include cash and cash equivalents and temporary investments.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information by business segment for each of the years in the three-year period ended October 31, follows:

                                                                                     CORPORATE &
1995                                     HGA(1)       CVI        CVP        CSI      ELIMINATIONS   CONSOLIDATED
--------------------------------------   -------    -------    -------    -------    -----------    ------------
                                                                     (IN THOUSANDS)

Net revenue from non-affiliates.......   $41,794    $42,456    $    16    $12,824      $--            $ 97,090
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------
Operating income (loss)...............   $   878    $13,959    $(1,425)   $  (425)     $(4,979)       $  8,008
                                         -------    -------    -------    -------    -----------
                                         -------    -------    -------    -------    -----------
Investment income, net................                                                                     444
Settlement of disputes, net...........                                                                  (3,532)
Other income (expense), net...........                                                                      51
Interest expense......................                                                                  (4,741)
                                                                                                    ------------
Income from continuing operations
  before income taxes.................                                                                $    230
                                                                                                    ------------
                                                                                                    ------------
Identifiable assets...................   $48,086    $21,965    $   285    $ 8,953      $12,703        $ 91,992
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------
Depreciation Expense..................   $ 1,443    $   863    $    27    $   288      $    83        $  2,704
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------
Amortization Expense..................   $   205    $   448    $    22    $   317      $--            $    992
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------
Capital Expenditures..................   $   335    $ 1,449    $     1    $   267      $   133        $  2,185
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------

------------

(1) Results include Management fee revenue through May 1995.

                            ------------------------

                                                                                     CORPORATE &
1994                                       HGA        CVI        CVP        CSI      ELIMINATIONS   CONSOLIDATED
--------------------------------------   -------    -------    -------    -------    -----------    ------------
                                                                     (IN THOUSANDS)

Net revenue from non-affiliates.......   $44,611    $37,793    $   394    $12,847     $  --           $ 95,645
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------
Operating income (loss)...............   $ 3,321    $11,963    $(3,063)   $  (932)    $ (10,866)      $    423
                                         -------    -------    -------    -------    -----------
                                         -------    -------    -------    -------    -----------
Investment income (loss), net.........                                                                    (153)
Settlement of disputes, net...........                                                                  (4,950)
Debt restructuring costs..............                                                                    (340)
Gain on sale of assets and businesses,
  net.................................                                                                     214
Other income (expense), net...........                                                                      42
Interest expense......................                                                                  (4,533)
                                                                                                    ------------
Loss from continuing operations before
  income taxes........................                                                                $ (9,297)
                                                                                                    ------------
                                                                                                    ------------
Identifiable assets...................   $50,522    $22,814    $   442    $ 9,289     $  11,991       $ 95,058
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------
Depreciation expense..................   $ 1,387    $ 1,025    $    36    $   339     $      83       $  2,870
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------
Amortization expense..................   $   205    $   448    $    22    $   302     $  --           $    977
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------
Capital expenditures..................   $   338    $   524    $    12    $    58     $       6       $    938
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                     CORPORATE &
1993                                       HGA        CVI        CVP        CSI      ELIMINATIONS   CONSOLIDATED
--------------------------------------   -------    -------    -------    -------    -----------    ------------
                                                                     (IN THOUSANDS)

Net revenue from non-affiliates.......   $45,283    $32,120    $   570    $14,679     $  --           $ 92,652
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------
Operating income (loss)...............   $ 2,124    $ 7,842    $(2,045)   $(3,407)    $ (25,968)      $(21,454)
                                         -------    -------    -------    -------    -----------
                                         -------    -------    -------    -------    -----------
Investment income, net................                                                                   1,615
Settlement of disputes, net...........                                                                  (6,350)
Debt restructuring costs..............                                                                  (2,131)
Gain on sales of assets and
  businesses, net.....................                                                                     620
Other income (expense), net...........                                                                     174
Interest expense......................                                                                  (6,129)
                                                                                                    ------------
Loss from continuing operations before
  income taxes and extraordinary
  items...............................                                                                $(33,655)
                                                                                                    ------------
                                                                                                    ------------
Identifiable assets...................   $48,434    $24,339    $   833    $12,133     $  23,785       $109,524
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------
Depreciation Expense..................   $ 1,324    $   807    $    46    $   343     $     104       $  2,624
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------
Amortization Expense..................   $   205    $   187    $    90    $   290     $  --           $    772
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------
Capital Expenditures..................   $   774    $   398    $    91    $   305     $     181       $  1,749
                                         -------    -------    -------    -------    -----------    ------------
                                         -------    -------    -------    -------    -----------    ------------

     Information by geographic area for each of the years in the three year period ended October 31, 1995 follows:

                                           UNITED                                   ELIMINATIONS
1995                                       STATES     EUROPE    CANADA    OTHER     AND CORPORATE    CONSOLIDATED
----------------------------------------   -------    ------    ------    ------    -------------    ------------
                                                                       (IN THOUSANDS)

Revenue from non-affiliates.............   $85,730    $1,063    $8,054    $2,243      $ --             $ 97,090
Sales between geographic areas..........     5,192       867      --        --           (6,059)         --
                                           -------    ------    ------    ------    -------------    ------------
Net operating revenue...................   $90,922    $1,930    $8,054    $2,243      $  (6,059)       $ 97,090
                                           -------    ------    ------    ------    -------------    ------------
                                           -------    ------    ------    ------    -------------    ------------
Operating income(loss)..................   $12,595    $  (81)   $ (126)   $  599      $  (4,979)       $  8,008
                                           -------    ------    ------    ------    -------------    ------------
                                           -------    ------    ------    ------    -------------    ------------
Identifiable assets.....................   $76,490    $  267    $2,532    $ --        $  12,703        $ 91,992
                                           -------    ------    ------    ------    -------------    ------------
                                           -------    ------    ------    ------    -------------    ------------


1994
----------------------------------------
Revenue from non-affiliates.............   $84,871    $  946    $7,406    $2,422      $ --             $ 95,645
Sales between geographic areas..........     3,859      --        --        --           (3,859)         --
                                           -------    ------    ------    ------    -------------    ------------
Net operating revenue...................   $88,730    $  946    $7,406    $2,422      $  (3,859)       $ 95,645
                                           -------    ------    ------    ------    -------------    ------------
                                           -------    ------    ------    ------    -------------    ------------
Operating income (loss).................   $10,939    $   12    $  168    $  170      $ (10,866)       $    423
                                           -------    ------    ------    ------    -------------    ------------
                                           -------    ------    ------    ------    -------------    ------------
Identifiable assets.....................   $80,084    $  603    $3,560    $ --        $  10,811        $ 95,058
                                           -------    ------    ------    ------    -------------    ------------
                                           -------    ------    ------    ------    -------------    ------------

1993
----------------------------------------
Revenue from non-affiliates.............   $83,189    $  795    $7,131    $1,537      $ --             $ 92,652
Sales between geographic areas..........     4,593      --        --        --           (4,593)         --
                                           -------    ------    ------    ------    -------------    ------------
Net operating revenue...................   $87,782    $  795    $7,131    $1,537      $  (4,593)       $ 92,652
                                           -------    ------    ------    ------    -------------    ------------
                                           -------    ------    ------    ------    -------------    ------------
Operating income (loss).................   $ 4,161    $  (72)   $  561    $ (136)     $ (25,968)       $(21,454)
                                           -------    ------    ------    ------    -------------    ------------
                                           -------    ------    ------    ------    -------------    ------------
Identifiable assets.....................   $85,962    $  832    $3,059    $ --        $  19,671        $109,524
                                           -------    ------    ------    ------    -------------    ------------
                                           -------    ------    ------    ------    -------------    ------------

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                         -------    -------    -------    -------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

1995
Net operating revenue.................................................   $23,210    $23,794    $25,249    $24,837
Income (loss) applicable to common stock from continuing operations...       275        605      2,820     (3,585)
                                                                         -------    -------    -------    -------
Income (loss) applicable to common stock..............................   $   275    $   605    $ 2,820    $(3,585)
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Net income (loss) per common share*:
     Continuing operations............................................   $   .02    $   .05    $   .24    $  (.31)
                                                                         -------    -------    -------    -------
Net loss per common share*............................................   $   .02    $   .05    $   .24    $  (.31)
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Common Stock price range:
     High.............................................................   $ 8.625    $ 8.250    $ 9.000    $10.500
     Low..............................................................   $ 6.375    $ 5.625    $ 5.250    $ 5.875
1994
Net operating revenue.................................................   $22,907    $24,455    $23,901    $24,382
Income (loss) applicable to common stock from continuing operations...    (5,150)    (3,850)     3,000      1,214
                                                                         -------    -------    -------    -------
Net income (loss) applicable to common stock..........................   $(5,150)   $(3,850)   $ 3,000    $ 1,214
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Net income (loss) per common share*:
     Continuing operations............................................   $  (.51)   $  (.38)   $   .26    $   .11
                                                                         -------    -------    -------    -------
Net income (loss) per common share....................................   $  (.51)   $  (.38)   $   .26    $   .11
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Common Stock price range:
     High.............................................................   $ 2.250    $ 3.750    $ 5.625    $10.500
     Low..............................................................   $ 1.500    $ 1.406    $ 3.000    $ 4.875

------------

* The sum of income (loss) per common share for the four quarters is different from the full year net income (loss) per common share as a result of computing the quarterly and full year amounts on the weighted average number of common shares outstanding in the respective periods.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                         -------    -------    -------    -------

Included in the 1995 quarters are the following items:
     Investment income (loss), net....................................   $   124    $    76    $    93    $   151
     Interest expense.................................................    (1,090)    (1,190)    (1,192)    (1,269)
     Settlement of disputes, net......................................       328        140      1,031     (5,031)
     Cost of restructuring operations.................................     --         --         --        (1,480)
     Adjustment to tax and receivable provisions......................     --         --         --           849
     CLI Trust Collection.............................................     --         --         --           648
     All other components of net income (loss)........................       913      1,579      2,888      2,547
                                                                         -------    -------    -------    -------
     Income (loss) applicable to common stock.........................   $   275    $   605    $ 2,820    $(3,585)
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Included in the 1994 quarters are the following items:
     Investment income (loss), net....................................   $  (351)   $  (129)   $   209    $   118
     Interest expense.................................................    (1,402)    (1,024)    (1,042)    (1,065)
     Settlement of disputes, net......................................    (1,950)    (2,000)    (1,000)     --
     Gain on sales of assets and businesses, net......................       214      --         --         --
     Discontinued operations..........................................     --         --         --         --
     Dividend requirements on Preferred Stock.........................     --         --           (54)       (35)
     Tax Reserve Adjustment...........................................     --         --         4,000      1,000
     All other components of net income (loss)........................    (1,661)      (697)       887      1,196
                                                                         -------    -------    -------    -------
     Net income (loss) applicable to common stock.....................   $(5,150)   $(3,850)   $ 3,000    $ 1,214
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------

------------

     At  December  31,  1995  and  1994  there  were  3,067  and  4,495   common
stockholders of record, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During fiscal years 1995 and 1994, TCC neither changed its accountants nor reported a disagreement on Form 8-K on any matter of accounting principles or practices of financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading 'Election of Directors' in the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 1996 is incorporated herein by reference with respect to each of the Company's directors. For information relating to executive officers who are not also directors of the Company, see, 'Executive Officers of the Company,' located in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under the sub-heading 'Executive Compensation' of the 'Election of Directors' section of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 1996 is incorporated herein by reference with respect to the Company's chief executive officer, the most highly compensated executive officers of the Company and the directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the sub-heading 'Securities Held by Management' of the 'Election of Directors' section of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 1996 is incorporated herein by reference with respect to certain beneficial owners, the directors and management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the sub-heading 'Certain Relationships and Related Transactions' of the 'Election of Directors' section of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 1996 is incorporated herein by reference with respect to each of the Company's executive officers and directors.

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

2. FINANCIAL STATEMENT SCHEDULES OF THE COMPANY.

SCHEDULE
 NUMBER                         DESCRIPTION
--------                        -----------

I.         Condensed Financial Information of Registrant
II.        Valuation and Qualifying Accounts

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

     Also included herein are separate company Financial Statements and the Notes thereto, the Accountants' Report thereon and required Financial Statement Schedules of:

          Hospital Group of America, Inc. and Subsidiaries and CooperSurgical, Inc.

                                                                      SCHEDULE I

                           THE COOPER COMPANIES, INC.
                       CONDENSED STATEMENT OF OPERATIONS

                                                                                      YEAR ENDED OCTOBER 31,
                                                                                  -------------------------------
                                                                                   1995        1994        1993
                                                                                  -------    --------    --------
                                                                                          (IN THOUSANDS,
                                                                                     EXCEPT PER SHARE FIGURES)

General and administrative expense.............................................   $(4,274)   $(10,781)   $(24,134)
Costs associated with restructuring operations.................................      (705)      --          --
(Charge) credit for settlement of disputes, net................................     1,681      (4,292)     (6,350)
Debt restructuring costs.......................................................     --           (340)     (2,131)
Equity in earnings of subsidiaries.............................................     5,809       9,390       1,894
Investment income (loss), net..................................................       299        (307)      1,415
Other income (expense), net....................................................       111         (54)       (113)
Interest expense...............................................................    (2,691)     (2,913)     (4,236)
                                                                                  -------    --------    --------
Income (loss) from continuing operations before income taxes...................       230      (9,297)    (33,655)
Provision for (benefit of) income taxes........................................       115      (4,600)        417
                                                                                  -------    --------    --------
Income (loss) from continuing operations before extraordinary items............       115      (4,697)    (34,072)
Loss on sale of discontinued operations, net of taxes..........................     --          --        (13,657)
                                                                                  -------    --------    --------
Income (loss) before extraordinary items.......................................       115      (4,697)    (47,729)
Extraordinary items............................................................     --          --            924
                                                                                  -------    --------    --------
Net income (loss)..............................................................       115      (4,697)    (46,805)
                                                                                  -------    --------    --------
Less, preferred stock dividends................................................     --             89         320
                                                                                  -------    --------    --------
Net income (loss) applicable to common stock...................................   $   115    $ (4,786)   $(47,125)
                                                                                  -------    --------    --------
                                                                                  -------    --------    --------
Net income (loss) per common share:*
     Continuing operations.....................................................   $   .01    $   (.47)   $  (3.43)
     Discontinued operations...................................................     --          --          (1.36)
                                                                                  -------    --------    --------
Income (loss) before extraordinary items.......................................       .01        (.47)      (4.79)
Extraordinary items............................................................     --          --            .09
                                                                                  -------    --------    --------
Net income (loss) per common share.............................................      $.01       $(.47)     $(4.70)
Average number of common shares outstanding*...................................    11,576      10,193      10,035
                                                                                  -------    --------    --------
                                                                                  -------    --------    --------

     The condensed financial statements presented in this Schedule I are the parent company only condensed financial statements of The Cooper Companies, Inc. (the 'Registrant'). The Registrant accounts for its investments in its consolidated subsidiaries, all of which are virtually wholly owned, under the equity method. Accordingly, net income (loss) applicable to common stock and shareholders' equity (deficit) reported in this Schedule I are equal to the figures reported in the consolidated financial statements of The Cooper Companies, Inc. and Subsidiaries ('Consolidated Financial Statements') located herein. See Note 14 of Notes to Consolidated Financial Statements for disclosures concerning the material contingencies and long-term obligations of the Registrant.

------------

See Note 2 of Notes to Consolidated Financial Statements.

                           THE COOPER COMPANIES, INC.
                            CONDENSED BALANCE SHEET

                                                                                                OCTOBER 31,
                                                                                           ----------------------
                                                                                             1995         1994
                                                                                           ---------    ---------
                                                                                               (IN THOUSANDS)

                                         ASSETS
Current assets:
     Cash and cash equivalents..........................................................   $   8,484    $   5,270
     Other current assets...............................................................         492        1,189
                                                                                           ---------    ---------
          Total current assets..........................................................       8,976        6,459
                                                                                           ---------    ---------
Property, plant and equipment, at cost..................................................       1,199        1,141
Less, accumulated depreciation and amortization.........................................         891          880
                                                                                           ---------    ---------
                                                                                                 308          261
                                                                                           ---------    ---------
Investments in and advances to subsidiaries.............................................      49,951       59,180
Other assets............................................................................         164          221
                                                                                           ---------    ---------
                                                                                           $  59,399    $  66,121
                                                                                           ---------    ---------
                                                                                           ---------    ---------
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable...................................................................   $   2,946    $   3,634
     Accrued income taxes payable.......................................................       9,996       10,105
     Other accrued liabilities..........................................................       6,538       11,844
                                                                                           ---------    ---------
          Total current liabilities.....................................................      19,480       25,583
                                                                                           ---------    ---------
Long-term debt:
     10% Senior Subordinated Secured Notes due 2003.....................................      24,816       25,410
     10 5/8% Convertible Subordinated Reset Debentures due 2005.........................       9,215        9,210
                                                                                           ---------    ---------
                                                                                              34,031       34,620
                                                                                           ---------    ---------
Other noncurrent liabilities............................................................       7,637        9,572
                                                                                           ---------    ---------
     Total liabilities..................................................................      61,148       69,775
                                                                                           ---------    ---------
Commitments and contingencies
Stockholders' equity (deficit):
     Preferred stock, $.10 par value....................................................      --           --
     Common stock, $.10 par value.......................................................       1,158        1,129
     Additional paid-in capital.........................................................     183,840      182,142
     Translation adjustments............................................................        (333)        (396)
     Accumulated deficit................................................................    (186,414)    (186,529)
                                                                                           ---------    ---------
Total stockholders' equity (deficit)....................................................      (1,749)      (3,654)
                                                                                           ---------    ---------
                                                                                           $  59,399    $  66,121
                                                                                           ---------    ---------
                                                                                           ---------    ---------

                                                          SCHEDULE I (CONCLUDED)

                           THE COOPER COMPANIES, INC.
                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                       YEAR ENDED OCTOBER 31,
                                                                                    -----------------------------
                                                                                     1995      1994        1993
                                                                                    ------    -------    --------
                                                                                           (IN THOUSANDS)

Net cash provided (used) by operating activities.................................   $3,001    $(5,172)   $(54,620)
Cash flows from investing activities:
     Sales of assets and businesses (including releases of cash from escrow).....      173      2,610       8,300
     Purchases of property, plant and equipment..................................     (133)     --          --
     Sales of temporary investments..............................................       50      7,302      32,088
     Purchases of temporary investment...........................................     --        --         (3,689)
                                                                                    ------    -------    --------
Net cash provided (used) by investing activities.................................       90      9,912      36,699
                                                                                    ------    -------    --------
Cash flows from financing activities:
     Cash from warrants exercised................................................      123      --          --
     Payments associated with the Exchange Offer and Consent Solicitation
       including debt restructuring costs........................................     --       (5,416)      --
     Purchase of the Company's 10 5/8% Debentures................................     --        --         (3,861)
                                                                                    ------    -------    --------
Net cash used by financing activities............................................      123     (5,416)     (3,861)
                                                                                    ------    -------    --------
Net increase (decrease) in cash and cash equivalents.............................    3,214       (676)    (21,782)
Cash and cash equivalents at beginning of year...................................    5,270      5,946      27,728
                                                                                    ------    -------    --------
Cash and cash equivalents at end of year.........................................   $8,484    $ 5,270    $  5,946
                                                                                    ------    -------    --------
                                                                                    ------    -------    --------
Supplemental disclosures of cash flow information:
     Cash paid for:
          Interest (net of amounts capitalized)..................................   $3,001    $ 3,063    $  4,339
                                                                                    ------    -------    --------
                                                                                    ------    -------    --------
          Dividends on preferred stock...........................................   $ --      $    89    $  --
                                                                                    ------    -------    --------
                                                                                    ------    -------    --------
          Income taxes...........................................................   $  224    $   132    $     90
                                                                                    ------    -------    --------
                                                                                    ------    -------    --------

     For other supplemental disclosures, all of which relate to the Cooper Companies, Inc., see 'The Cooper Companies, Inc. and Subsidiaries Consolidated Statement of Cash Flows' herein.

                                                                     SCHEDULE II

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31,1995

                                                           ADDITIONS
                                             BALANCE AT    CHARGED TO      ADDITIONS       DEDUCTIONS/         BALANCE
                                             BEGINNING     COSTS AND       CHARGED TO      RECOVERIES/         AT END
                                              OF YEAR       EXPENSES     OTHER ACCOUNTS       OTHER            OF YEAR
                                             ----------    ----------    --------------    -----------         -------
                                                                          (IN THOUSANDS)

Allowance for doubtful accounts :
     Year ended October 31, 1995..........     $2,647        $2,300          $--             $(2,706)(2)       $2,241
                                             ----------    ----------       -------        -----------         -------
     Year ended October 31, 1994..........     $3,240        $2,431          $--             $(3,024)(2)       $2,647
                                             ----------    ----------       -------        -----------         -------
     Year ended October 31, 1993..........     $3,031        $3,202          $--             $(2,993)(1)(2)    $3,240
                                             ----------    ----------       -------        -----------         -------
                                             ----------    ----------       -------        -----------         -------

------------

(1) Represents acquired reserve of CoastVision, Inc.

(2) Uncollectible accounts written off, recovered accounts receivable previously written off and other items.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
HOSPITAL GROUP OF AMERICA, INC.:

     We have audited the accompanying consolidated balance sheets of Hospital Group of America, Inc. (a wholly owned subsidiary of The Cooper Companies, Inc.) and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, stockholder's equity (deficiency) and cash flows for each of the years in the three-year period ended October 31, 1995. In connection with our audits of the consolidated financial statements, we also audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of HGA's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospital Group of America, Inc. and subsidiaries at October 31, 1995 and 1994, and the results of their operations, and their cash flows for each of the years in the three-year period ended October 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania
December 11, 1995

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  OCTOBER 31,
                                                                                              -------------------
                                                                                                1995       1994
                                                                                              --------    -------
                                                                                                (IN THOUSANDS)

                                          ASSETS
Current Assets:
     Cash and cash equivalents.............................................................   $  2,314    $ 3,593
     Accounts receivable, net of estimated uncollectibles of $1,693 in 1995 and $1,834 in
      1994.................................................................................     10,996     10,341
     Other receivables.....................................................................         64        893
     Supplies..............................................................................        238        258
     Prepaid expenses and other current assets.............................................      1,135      1,006
                                                                                              --------    -------
          Total current assets.............................................................     14,747     16,091
                                                                                              --------    -------
Property and equipment:
     Land..................................................................................      1,305      1,305
     Buildings and improvements............................................................     31,521     31,496
     Equipment, furniture and fixtures.....................................................      1,988      1,680
                                                                                              --------    -------
                                                                                                34,814     34,481
     Less accumulated depreciation.........................................................     (4,726)    (3,285)
                                                                                              --------    -------
          Total property and equipment, net................................................     30,088     31,196
                                                                                              --------    -------
Goodwill, net of accumulated amortization of $701 in 1995 and $497 in 1994.................      5,032      5,658
Other assets...............................................................................        353        502
                                                                                              --------    -------
                                                                                              $ 50,220    $53,447
                                                                                              --------    -------
                                                                                              --------    -------

                     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
     Accounts payable......................................................................   $    577    $   891
     Accrued liabilities...................................................................      4,751      2,208
     Accrued salaries and related expenses.................................................      2,565      2,257
     Accrued interest payable..............................................................        177        142
     Net estimated third-party payor settlements...........................................      1,918      2,511
     Current portion of long-term debt.....................................................      2,124      1,187
     Current portion of due to parent......................................................     17,340     12,559
                                                                                              --------    -------
          Total current liabilities........................................................     29,452     21,755
                                                                                              --------    -------
Long-term debt, less current portion.......................................................      9,222     11,369
Other noncurrent liabilities...............................................................      3,001        700
Due to parent..............................................................................     16,000     16,000
Stockholder's equity (deficiency):
     Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding.........          0          0
     Additional paid-in capital............................................................     12,324     12,324
     Accumulated deficit...................................................................    (19,779)    (8,701)
                                                                                              --------    -------
          Total stockholder's equity (deficiency)..........................................     (7,455)     3,623
                                                                                              --------    -------
                                                                                              $ 50,220    $53,447
                                                                                              --------    -------
                                                                                              --------    -------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            OCTOBER 31,
                                                                                   ------------------------------
                                                                                     1995       1994       1993
                                                                                   --------    -------    -------
                                                                                           (IN THOUSANDS)

Net patient service revenue.....................................................   $ 38,392    $40,365    $41,330
Other operating revenue.........................................................      2,520      2,675      2,644
                                                                                   --------    -------    -------
Net operating revenue...........................................................     40,912     43,040     43,974
                                                                                   --------    -------    -------
Costs and expenses:
     Salaries and benefits......................................................     23,654     23,348     23,737
     Purchased services.........................................................      1,865      2,044      2,202
     Professional fees..........................................................      3,312      3,177      2,681
     Supplies expense...........................................................      1,938      1,929      2,026
     Other operating expenses...................................................      7,832      8,620      8,612
     Settlement of disputes, net................................................      5,213      1,508      --
     Bad debt expense...........................................................      1,551      1,753      2,792
     Depreciation and amortization..............................................      1,790      1,735      1,674
     Interest on long-term debt.................................................      1,377      1,365      1,599
     Interest on due to parent note.............................................      3,458      2,795      1,821
                                                                                   --------    -------    -------
          Total costs and expenses..............................................     51,990     48,274     47,144
                                                                                   --------    -------    -------
Net loss........................................................................   $(11,078)   $(5,234)   $(3,170)
                                                                                   --------    -------    -------
                                                                                   --------    -------    -------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                                                                            TOTAL
                                                                           ADDITIONAL                   STOCKHOLDER'S
                                                                 COMMON     PAID-IN      ACCUMULATED       EQUITY
                                                                 STOCK      CAPITAL        DEFICIT      (DEFICIENCY)
                                                                 ------    ----------    -----------    -------------
                                                                              (IN THOUSANDS OF DOLLARS)

Balance
     November 1, 1992.........................................    $  0      $ 12,324      $    (297)      $  12,027
     Net Loss.................................................    --          --             (3,170)         (3,170)
                                                                 ------    ----------    -----------    -------------
Balance
     October 31, 1993.........................................    $  0      $ 12,324      $  (3,467)      $   8,857
                                                                 ------    ----------    -----------    -------------
                                                                 ------    ----------    -----------    -------------
Balance
     November 1, 1993.........................................    $  0        12,324         (3,467)          8,857
     Net Loss.................................................    --          --             (5,234)         (5,234)
                                                                 ------    ----------    -----------    -------------
Balance
     October 31, 1994.........................................    $  0      $ 12,324      $  (8,701)          3,623
                                                                 ------    ----------    -----------    -------------
                                                                 ------    ----------    -----------    -------------
Balance
     November 1, 1994.........................................    $  0        12,324         (8,701)          3,623
     Net Loss.................................................    --          --            (11,078)        (11,078)
                                                                 ------    ----------    -----------    -------------
Balance
     October 31, 1995.........................................    $  0      $ 12,324      $ (19,779)      $  (7,455)
                                                                 ------    ----------    -----------    -------------
                                                                 ------    ----------    -----------    -------------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             OCTOBER 31,
                                                                                    ------------------------------
                                                                                      1995       1994       1993
                                                                                    --------    -------    -------
                                                                                      (IN THOUSANDS OF DOLLARS)

Cash flows from operating activities:
     Net loss....................................................................   $(11,078)   $(5,234)   $(3,170)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization of goodwill and loan fees................      1,790      1,735      1,674
          Accrued interest, management fees and net expenses due to Parent.......      4,328      5,477      1,658
     Change in operating assets and liabilities:
          (Increase) decrease in accounts receivable.............................       (174)    (1,698)     1,114
          (Increase) decrease in supplies, other current assets and other
            noncurrent assets....................................................        312       (570)        60
          Increase (decrease) in accounts payable, accrued expenses, estimated
            third party payor settlements, and other noncurrent liabilities......      5,060      3,785     (2,649)
                                                                                    --------    -------    -------
Net cash provided by (used in) operating activities..............................        238      3,495     (1,313)
Cash flows from investing activities:
     Proceeds from the sale of property..........................................          0        121          0
     Capital expenditures........................................................       (333)      (375)      (781)
     Proceeds from progressions settlement.......................................        421          0          0
     Other.......................................................................          5         58         62
                                                                                    --------    -------    -------
Net cash from investing activities...............................................         93       (196)      (719)
Cash flows from financing activities:
     Principal payments on long-term debt........................................     (1,210)    (1,162)    (5,168)
     Cash advance (to) from parent...............................................       (400)     1,000      2,321
                                                                                    --------    -------    -------
Net cash used by financing activities............................................     (1,610)      (162)    (2,847)
Net (decrease) increase in cash and cash equivalents.............................     (1,279)     3,137     (4,879)
Cash and cash equivalents, beginning of period...................................      3,593        456      5,335
Cash and cash equivalents, end of period.........................................   $  2,314    $ 3,593    $   456
                                                                                    --------    -------    -------
                                                                                    --------    -------    -------
Supplemental disclosure of cash flow information:
     Interest paid during the period.............................................   $  1,452    $ 1,452    $ 1,520
                                                                                    --------    -------    -------
                                                                                    --------    -------    -------

          See accompanying notes to consolidated financial statements.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

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

  NAME OF FACILITY             LOCATION
--------------------     --------------------

Hartgrove Hospital       Chicago, Illinois
Hampton Hospital         Rancocas, New Jersey
Meadow Wood Hospital     New Castle, Delaware

     Effective May 30, 1992, PSG Management, Inc. (PSG), a sister company to HGA and a wholly-owned subsidiary of Cooper, entered into a three year agreement to manage two psychiatric hospitals and the substance abuse treatment center owned by the subsidiaries of Nu-Med, Inc. HGA was not a party to this agreement and therefore the management fee earned by PSG from the subsidiaries of Nu-Med, Inc. is not recognized in the accompanying financial statements. However, in connection with this agreement, HGA performed services on behalf of PSG for which it earns a fee of 25% of certain of its corporate headquarters' cost plus a 20% mark-up. Such fees earned by HGA from PSG amounted to $269,000, $428,000 and $691,000 for 1995, 1994 and 1993, respectively. The agreement expired by its terms in May 1995.

     Net Patient Service Revenue -- Net patient service revenue is recorded at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in the period as final settlements are determined. In 1995, HGA received and recognized approximately $2,000,000 associated with prior year cost report settlements.

     Charity Care -- The Company provides care to indigent patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue. The Company maintains records to identify and monitor the level of charity care it provides. These records include the amount of charges foregone for services and supplies furnished under its charity care policy. Charges at the Company's established rates foregone for charity care provided by the Company amounted to $2,142,000, $2,498,000 and $3,220,000 for 1995, 1994 and 1993 respectively.
Hampton Hospital is required by its Certificate of Need to incur not less than 5% of total patient days as free care.

     Health Insurance Coverage -- The Company is self-insured for the health insurance coverage offered to its employees. The provision for estimated self-insured health insurance costs includes management's estimates of the ultimate costs for both reported claims and claims incurred but not reported.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

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

     Goodwill -- Goodwill is amortized on a straight-line basis over thirty years. Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of goodwill may not be recoverable. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through reasonably expected future results.

     Other Assets -- Loan fees incurred in obtaining long-term financing are deferred and recorded as other assets. Loan fees are amortized over the terms of the related loans. The balance of unamortized loan fees amounted to $258,000, $399,000 and $540,000 respectively, for 1995, 1994 and 1993.

     Income Taxes -- The Company is included in the consolidated income tax returns of the Parent. The consolidated federal, state and local taxes are subject to a tax sharing agreement under which the Company's liability is computed on a non-consolidated basis using a combined rate of 40%.

     Effective November 1, 1993, the Company adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' (FAS 109). The liability method under FAS 109 measures the expected tax impact of future taxable income or deductions resulting from temporary differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheet. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the year in which these differences are expected to reverse. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that the change was enacted. In 1993, the Company accounted for income taxes under APB Opinion II.

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

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

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

C. RELATED PARTY TRANSACTIONS

     The current portion of Due to Parent at October 31, 1995 consists of costs of amounts due under a Demand Note (Demand Note) for costs incurred or paid by the Parent in connection with the acquisition, cash advances from the Parent, interest payable on the subordinated note in the amount of $1,920,000, and an allocation of Cooper corporate services amounting to $892,000, net of payments to the Parent.

     All current and future borrowings under the terms of the Demand Note bear interest, payable monthly, commencing on December 1, 1993 at the rate of 15% per annum (17% in the event principal and interest is not paid when due), and all principal and all accrued and unpaid interest under the Demand Note shall be completely due and payable on demand. Prior to December 1, 1993, the Parent did not charge the Company for amounts due to it except for amounts due under the Subordinated Promissory Note. The Parent has indicated that a demand for payment will not be made prior to November 1, 1996.

     The non-current portion of Due to Parent consists of a $16,000,000 subordinated note. The annual interest rate on the note is 12%. The principal amount of this Note shall be due and payable on May 29, 2002 unless payable sooner pursuant to the terms of the Note.

     HGA allocates interest expense to PSG primarily to reflect an estimate of the interest cost on debt incurred by HGA in connection with the May 29, 1992 acquisition which relates to the PSG management agreement with Nu-Med. Such allocations amounted to $163,000, $254,000 and $194,000 for 1995, 1994 and 1993,
respectively and are recorded as reductions of interest on long-term debt and interest on due to Parent note.

D. EMPLOYEE BENEFITS

     The Company participates in Cooper's 401(k) plan (the 'Plan'), which covers substantially all full-time employees with more than 60 days of service. The Company matches employee contributions up to certain limits. These costs were $58,000, $61,000 and $40,000 for 1995, 1994 and 1993, respectively.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

E. LONG TERM DEBT

     Long-term debt at October 31, 1995 and 1994 consists of the following:

                                                                                     1995        1994
                                                                                    -------     -------
                                                                                      (IN THOUSANDS)

Bank term loan, interest at 4% above the bank's prime rate (8.75% at October 31,
  1995), subject to a minimum rate of 12%, payable monthly, principal payable in
  installments from September 1992 through August 1997...........................   $ 9,889     $10,556
Industrial Revenue Bonds, interest at 85% of prime rate (8.75% at October 31,
  1995), payable quarterly, principal payable in installments through December
  31, 1995.......................................................................     1,457       2,000
                                                                                    -------     -------
                                                                                     11,346      12,556
Less current portion.............................................................    (2,124)     (1,187)
                                                                                    -------     -------
                                                                                    $ 9,222     $11,369
                                                                                    -------     -------
                                                                                    -------     -------

     Annual maturities of long-term debt are as follows:

                            YEAR ENDING
                             OCTOBER 31                                (IN THOUSANDS)
--------------------------------------------------------------------

   1996.............................................................      $  2,124
   1997.............................................................         9,222
                                                                       --------------
                                                                          $ 11,346
                                                                       --------------
                                                                       --------------

     The long-term debt agreements contain several covenants, including the maintenance of certain ratios and levels of net worth (as defined), restrictions with respect to the payments of cash dividends on common stock and on the levels of capital expenditures, interest and debt payments. The Industrial Revenue Bonds ('IRB') carries interest at 85% of prime, or approximately 7.44% per annum at October 31, 1995. The holders of the IRB have exercised their right to accelerate all payments of outstanding principal to December 31, 1995.

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

     The Company leases certain space and equipment under operating lease agreements. The following is a schedule of estimated minimum payments due under such leases with an initial term of more than one year as of October 31, 1995:

                   YEAR ENDING OCTOBER 31                       BUILDINGS    EQUIPMENT    TOTAL
-------------------------------------------------------------   ---------    ---------    ------
                                                                         (IN THOUSANDS)

        1996.................................................     $ 452        $ 155      $  607
        1997.................................................       238          118         356
        1998.................................................       127           51         178
        1999 - 2000..........................................        26           19          45
                                                                ---------    ---------    ------
                                                                  $ 843        $ 343      $1,186
                                                                ---------    ---------    ------
                                                                ---------    ---------    ------

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

     Some of the operating leases contain provisions for renewal or increased rental (based upon increases in the Consumer Price Index), none of which are taken into account in the above table. Rental expense under all operating leases amounted to $840,000, $706,000, and $736,000 for 1995, 1994 and 1993,
respectively.

G. INCOME TAXES

     A reconciliation of the provision for (benefit of) income taxes included in the Company's statement of consolidated operations and the amount computed by applying the federal income tax rate to loss from continuing operations follows:

                                                                           YEAR ENDED OCTOBER 31,
                                                                       -------------------------------
                                                                        1995        1994        1993
                                                                       -------     -------     -------
                                                                               (IN THOUSANDS)

Computed expected (benefit of) taxes...............................    $(3,766)    $(1,780)    $(1,078)
Decrease in benefit resulting from:
     Amortization of intangibles...................................         70          70          70
     Net operating losses for which no tax benefit was
       recognized..................................................      3,680       1,704       1,002
     Other.........................................................         16           6           6
                                                                       -------     -------     -------
     Actual provision for income taxes.............................    $     0     $     0     $     0
                                                                       -------     -------     -------
                                                                       -------     -------     -------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                               YEAR ENDED OCTOBER 31,
                                                                               -----------------------
                                                                                1995            1994
                                                                               -------         -------
                                                                                   (IN THOUSANDS)

Deferred tax assets:
     Accounts receivable, principally due to allowance for doubtful
       accounts............................................................    $   677         $   668
     Accrued liabilities, principally due to litigation reserves...........      2,830           1,008
     Net operating loss carryforwards......................................      6,341           4,806
                                                                               -------         -------
          Total gross deferred tax assets..................................      9,848           6,482
          (Valuation allowance)/offset to consolidated valuation
            allowance......................................................     (3,250)            678
                                                                               -------         -------
          Net deferred tax assets..........................................      6,598           7,160
                                                                               -------         -------
Deferred tax liabilities:
     Plant and equipment, principally due to purchase accounting
       requirements........................................................     (6,303)         (6,734)
     Other, principally due to differences in accounting methods for
       financial and tax purposes..........................................       (295)           (426)
                                                                               -------         -------
Total gross deferred tax liabilities.......................................     (6,598)         (7,160)
                                                                               -------         -------
Net deferred tax liability.................................................    $     0         $     0
                                                                               -------         -------
                                                                               -------         -------

     The Company's net deferred tax liability was offset against the Parent's consolidated valuation allowance. The net change in the total valuation allowance for the year ended October 31, 1995 was an increase of $3,928,000. At October 31, 1994, the net change in the offset against the Parent's consolidated valuation allowance was a decrease of $3,272,000.

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

     At October 31, 1995 the Parent had consolidated net operating loss carryforwards, of which approximately $10,000,000 related to the Company. The tax benefit of an additional $5,000,000 of the Company's net operating loss carryforwards which have been utilized in the Parent's consolidated return are available in the future should the Company have sufficient taxable income during the carryforward period. The net operating loss carryforwards expire commencing in 2001.

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

I. SETTLEMENTS

     Under an agreement dated July 11, 1985, as amended (the 'HMG Agreement'), Hampton Medical Group, P.A. ('HMG'), which is not affiliated with HGA, contracted to provide clinical and clinical administrative services at Hampton Psychiatric Institute ('Hampton Hospital'), the primary facility operated by Hospital Group of New Jersey, Inc. ('HGNJ'), a subsidiary of HGA. In late 1993 and early 1994, HGNJ delivered notices to HMG asserting that HMG had defaulted under the HMG Agreement based upon billing practices by HMG that HGNJ believed to be fraudulent. At the request of HMG, a New York state court enjoined HGNJ from terminating the HMG Agreement based upon the initial notice and ordered the parties to arbitrate whether HMG had defaulted.

     On February 2, 1994, HMG commenced an arbitration in New York, New York (the 'Arbitration'), entitled Hampton Medical Group, P.A. and Hospital Group of New Jersey, P.A. (American Arbitration Association), in which it contested the alleged default. In addition, HMG made a claim against HGNJ for unspecified damages based on allegedly foregone fees on the contention that HMG had the right to provide services at all HGNJ-owned facilities in New Jersey, including certain outpatient clinics and the Hampton Academy, at which non-HMG physicians have been employed.

     On December 30, 1994, Blue Cross and Blue Shield of New Jersey, Inc. commenced a lawsuit in the Superior Court of New Jersey entitled Blue Cross and Blue Shield of New Jersey, Inc. v. Hampton Medical Group, et al. against HMG and certain related entities and individuals unrelated to HGNJ or its affiliates alleging, among other things, fraudulent billing practices (the 'Blue Cross Action').

     On or about April 12, 1995, an individual defendant in the Blue Cross Action who was formerly employed by HMG, Dr. Charles Dackis, commenced a third party claim in the Blue Cross Action against HGNJ, HGA and the Parent, alleging a right under the HMG Agreement to indemnify in an unspecified amount for fees, expenses and damages that he might incur in that action. In a letter brief filed on or about April 17, 1995, HMG indicated an intention to bring a similar claim at a later date. On or about May 16, 1995, HGNJ, HGA and the Parent filed an answer to the complaint, and HGNJ and HGA brought counterclaims against Dr. Dackis and cross-claims against HMG and Dr. A.L.C. Pottash, another individual defendant and the owner of HMG, in an amount to be determined, based on allegations of fraudulent and improper billing practices.

     On October 27, 1995, the Court dismissed with prejudice all claims asserted by Dr. Dackis against HGA, HGNJ and the Parent in the Blue Cross Action. On December 11, 1995, the Parent announced a settlement of all disputes with HMG and Dr. Pottash. Pursuant to the settlement, (i) the parties released

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

each other from, among other things, the claims underlying the Arbitration, (ii) HGA purchased HMG's interest in the HMG Agreement on December 31, 1995, and
(iii) HGNJ agreed to make certain payments to Dr. Pottash in respect of claims he had asserted. While only HMG and Dr. Pottash are parties to the settlement with HGA, HGNJ and the Parent, HGA has not been notified of any claims by other third party payors or others relating to the billing or other practices at Hampton Hospital, although it continues to respond voluntarily to requests for information from the State of New Jersey Department of Insurance and other government agencies with respect to these matters. The settlement with HMG and Dr. Pottash resulted in a one-time charge with a present value of $5,551,000 to fourth quarter fiscal 1995 earnings. That charge reflects amounts paid to Dr. Pottash in December 1995 of $3,100,000 included in other current liabilities at October 31, 1995 as well as two payments scheduled to be made to HMG in May 1997 and 1998, each in the amount of $1,537,500.

     HGA and Progressions Health Systems, Inc. entered into the purchase price agreement which settled cross claims between the parties related to purchase price adjustments (which were credited to goodwill) and other disputes and provided for a series of payments to be made to HGA. Pursuant to this agreement, HGA received approximately $853,000 in 1995, $421,000 of which has been credited to Settlement of Disputes, Net.

                                                                     SCHEDULE II

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEAR ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                                     ADDITIONS     ADDITIONS     DEDUCTIONS/    BALANCE
                                                       BALANCE AT    CHARGED TO    CHARGED TO    WRITE OFFS/    AT END
                                                       BEGINNING     COSTS AND       OTHER       RECOVERIES/      OF
                                                       OF PERIOD      EXPENSES      ACCOUNTS        OTHER       PERIOD
                                                       ----------    ----------    ----------    -----------    ------
                                                                               (IN THOUSANDS)

Allowance for doubtful accounts:
     October 31, 1995...............................     $1,834        $1,551          $0          $(1,692)     $1,693
     October 31, 1994...............................     $2,067        $1,753          $0          $(1,986)     $1,834
     October 31, 1993...............................     $2,556        $2,792          $0          $(3,281)     $2,067

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
COOPERSURGICAL, INC.:

     We have audited the accompanying balance sheets of CooperSurgical, Inc. as of October 31, 1995 and 1994, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1995. In connection with our audits of the financial statements, we also have audited financial statement schedule II. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CooperSurgical, Inc. as of October 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Stamford, Connecticut
December 4, 1995

                              COOPERSURGICAL, INC.
                                 BALANCE SHEETS

                                                                                                 OCTOBER 31,
                                                                                            ---------------------
                                                                                             1995          1994
                                                                                            -------      --------
                                                                                              (IN THOUSANDS OF
                                                                                                  DOLLARS)
                                         ASSETS
Current assets:
     Cash................................................................................   $   197      $    247
     Receivables
          Trade, less allowance for doubtful accounts of $574 in 1995 and $542 in 1994...     1,598         1,649
          Other receivables..............................................................        13            53
                                                                                            -------      --------
                                                                                              1,611         1,702
                                                                                            -------      --------
     Inventories
          Raw materials..................................................................     2,068         2,544
          Work-in-process................................................................       260           283
          Finished goods.................................................................     1,121         1,535
                                                                                            -------      --------
                                                                                              3,449         4,362
                                                                                            -------      --------
     Prepaid expenses....................................................................       246           253
                                                                                            -------      --------
          Total current assets...........................................................     5,503         6,564
                                                                                            -------      --------
     Furniture and equipment.............................................................     1,725         1,499
     Less accumulated depreciation.......................................................    (1,242)         (989)
                                                                                            -------      --------
                                                                                                483           510
                                                                                            -------      --------
     Intangibles, net of accumulated amortization
          Patents........................................................................     1,005         --
          Goodwill.......................................................................     1,486         1,584
          Non-compete agreements.........................................................        45           224
          Distribution rights............................................................       132           157
                                                                                            -------      --------
                                                                                              2,668         1,965
                                                                                            -------      --------
     Other assets........................................................................       496           496
                                                                                            -------      --------
                                                                                            $ 9,150      $  9,535
                                                                                            -------      --------
                                                                                            -------      --------
                           LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt..............................................   $ --         $     15
     Accounts payable....................................................................       940           941
     Accrued liabilities.................................................................     1,617         1,531
                                                                                            -------      --------
          Total current liabilities......................................................     2,557         2,487
                                                                                            -------      --------
Long-term debt...........................................................................       153           105
Due to Parent............................................................................     3,967         3,147
                                                                                            -------      --------
          Total liabilities..............................................................     6,677         5,739
                                                                                            -------      --------
Commitments and contingencies (see note 8)
Stockholders' equity:
     Series A Convertible Preferred stock:
       10,633,572 shares authorized, 10,436,660 issued and outstanding at October 31,
      1995 and 1994, par value per share $.0001, aggregate liquidation preference of
      $20,253 at October 31, 1995 and 1994 plus cumulative dividend of $4,299 at October
      31, 1995 ($2,274 in 1994)..........................................................         1             1
     Common stock: 12,000,000 shares authorized, 23,212 issued and outstanding, par value
      per share $.0001 at October 31, 1995 and 1994......................................     --            --
     Additional paid-in capital..........................................................    20,252        20,252
     Translation adjustments.............................................................     --              (67)
     Accumulated deficit.................................................................   (17,780)      (16,390)
                                                                                            -------      --------
          Total stockholders' equity.....................................................     2,473         3,796
                                                                                            -------      --------
                                                                                            $ 9,150      $  9,535
                                                                                            -------      --------
                                                                                            -------      --------

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                            STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED OCTOBER 31,
                                                                                 -------------------------------
                                                                                  1995        1994        1993
                                                                                 -------     -------     -------
                                                                                    (IN THOUSANDS OF DOLLARS)

Net sales....................................................................    $12,824     $12,847     $14,679
     Cost of goods sold......................................................      6,182       6,680       7,429
                                                                                 -------     -------     -------
     Gross profit............................................................      6,642       6,167       7,250
                                                                                 -------     -------     -------
Costs and expenses
     Research and development expense........................................        804         673         778
     Selling, general and administrative expense.............................      5,909       6,513      10,507
     Costs associated with restructuring operations..........................        425       --          --
     Other expense...........................................................        140           9         460
     Amortization of intangibles.............................................        318         303         290
Interest:
     Parent promissory notes.................................................        429       1,062       2,240
     Other...................................................................          7          11          18
                                                                                 -------     -------     -------
                                                                                   8,032       8,571      14,293
                                                                                 -------     -------     -------
     Net loss................................................................    $(1,390)    $(2,404)    $(7,043)
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                                                              RETAINED         TOTAL
                                        SERIES A               ADDITIONAL                     EARNINGS      STOCKHOLDERS
                                        PREFERRED    COMMON     PAID-IN      TRANSLATION    (ACCUMULATED       EQUITY
                                          STOCK      STOCK      CAPITAL      ADJUSTMENT       DEFICIT)       (DEFICIT)
                                        ---------    ------    ----------    -----------    ------------    ------------
                                                                   (IN THOUSANDS OF DOLLARS)

Balance at October 31, 1992..........     $  --       $ --      $  1,242        $--           $ (6,943)       $ (5,701)
Net Loss.............................        --       --          --            --              (7,043)         (7,043)
Aggregate translation adjustment.....        --       --          --               33           --                  33
                                        ---------    ------    ----------    -----------    ------------    ------------
Balance at October 31, 1993..........        --       --           1,242           33          (13,986)        (12,711)
Issuance of 9,796,660 shares of
  Series A convertible preferred
  stock (see note 5).................         1       --          19,010        --              --              19,011
Net Loss.............................        --       --          --            --              (2,404)         (2,404)
Aggregate translation adjustment.....        --       --          --             (100)          --                (100)
                                        ---------    ------    ----------    -----------    ------------    ------------
Balance at October 31, 1994..........         1       --          20,252          (67)         (16,390)          3,796
Net Loss.............................        --       --          --            --              (1,390)         (1,390)
Aggregate translation adjustment.....        --       --          --               67           --                  67
                                        ---------    ------    ----------    -----------    ------------    ------------
Balance at October 31, 1995..........     $   1       $--       $ 20,252        $--           $(17,780)       $  2,473
                                        ---------    ------    ----------    -----------    ------------    ------------
                                        ---------    ------    ----------    -----------    ------------    ------------

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                                                  1995        1994        1993
                                                                                 -------     -------     -------
                                                                                    (IN THOUSANDS OF DOLLARS)

Cash flows provided (used) by operating activities:
     Net loss................................................................    $(1,390)    $(2,404)    $(7,043)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
     Depreciation and amortization...........................................        585         629         540
     Bad debt expense........................................................         18          70         191
     Interest on Parent advances.............................................      --          --          2,240
     Management fees to Parent...............................................      --          --          1,312
     Change in assets and liabilities:
          (Increase) decrease in receivables.................................         73         487        (463)
          (Increase) decrease in inventories.................................        913       1,579      (1,286)
          (Increase) decrease in other current assets........................          7         113         288
          (Increase) in other assets.........................................      --             (3)       (330)
          Increase (decrease) in accounts payable............................       (201)       (109)       (724)
          Increase (decrease) in accrued liabilities and other...............        138        (187)        517
                                                                                 -------     -------     -------
Net cash provided (used) by operating activities.............................        143         175      (4,758)
                                                                                 -------     -------     -------
Cash flows used in investing activities:
     Capital expenditures....................................................       (168)        (30)       (302)
     Purchase of patent......................................................       (821)      --          --
                                                                                 -------     -------     -------
Net cash (used) by investing activities......................................       (989)        (30)       (302)
                                                                                 -------     -------     -------
Cash flows provided (used) by financing activities:
     Proceeds from (repayment of) Parent advances............................        820        (167)      5,554
     Repayment of long-term debt.............................................        (24)        (28)       (404)
                                                                                 -------     -------     -------
Net cash provided (used) by financing activities.............................        796        (195)      5,150
                                                                                 -------     -------     -------
Net increase (decrease) in cash and cash equivalents.........................        (50)        (50)         90
                                                                                 -------     -------     -------
Cash and cash equivalents, beginning of period...............................        247         297         207
                                                                                 -------     -------     -------
Cash and cash equivalents, end of period.....................................    $   197     $   247     $   297
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------
Cash paid for:
     Interest................................................................    $   429     $ 1,062     $ --
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------
     Income taxes............................................................    $ --        $ --        $ --
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------
Non-cash investing and financing activities:
     During  fiscal  1994, CooperSurgical's  Parent converted  $19,011,000 of
       Parent advances  into  9,796,660  shares of  CooperSurgical  Series  A convertible preferred stock.

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     CooperSurgical, Inc. ('CooperSurgical'), a Delaware corporation, develops, manufactures and distributes electrosurgical, cryosurgical and general application diagnostic surgical instruments and equipment. The Cooper Companies, Inc. ('Parent'), a Delaware corporation, owns 100% of CooperSurgical's Series A convertible preferred stock. CooperSurgical's outstanding common stock is 100% owned by individuals on the CooperSurgical Advisory Board which provides counsel and management of clinical trials in the area of minimally invasive surgery. The accompanying financial statements have been prepared from the separate records of CooperSurgical and may not be indicative of conditions which would have existed or the results of its operations if CooperSurgical operated autonomously (see Note 5). Foreign exchange translation and transactions are immaterial.

DEPENDENCE UPON PARENT

     CooperSurgical believes that the acquisition of certain patented products in fiscal 1995, the continued consolidation of administrative, selling and marketing functions to its Shelton facility, and continued inventory reductions will permit it to meet its cash obligations until its liability to its Parent matures.

     CooperSurgical's liability to Parent matures on May 1, 1997, and the Parent is committed to funding the Company's cash requirements, as necessary, until that date.

     CooperSurgical does not expect to be able to repay its liability to Parent at maturity without a significant improvement in operating results from present levels. There can be no assurance that such an improvement will be achieved or that the Parent will extend further the maturity date of CooperSurgical's liability.

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

     Effective November 1, 1993, CooperSurgical adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' (FAS 109). The liability method under FAS 109 measures the expected tax impact of future taxable income or deductions resulting from temporary differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheet. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the year in which these differences are expected to reverse. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that the change is enacted. In 1993 and prior years, the Company accounted for income taxes under APB Opinion 11.

POSTEMPLOYMENT BENEFITS

     Effective November 1, 1994, CooperSurgical, Inc. adopted Statement of Financial Accounting Standards No. 112, 'Employer's Accounting for Postemployment Benefits' ('FAS 112'). FAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

after employment but before retirement ('postemployment benefit'). Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as healthcare benefits and life insurance coverage.

     The termination benefits portion of the restructuring charge, discussed  in note 2, has been accounted for in accordance with the provisions of FAS 112.

INVENTORIES

     Inventories are carried at the lower of cost, determined on an average cost basis, or market.

ADVERTISING

     CooperSurgical expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

     Direct Response advertising consists primarily of catalog mailings that include order forms for CooperSurgical's products. The capitalized costs of the advertising are amortized over a three to four month period or until the next catalog mailing is made.

     At October 31, 1995 and 1994, direct response advertising costs of $136,000 and $45,000, respectively, were included in prepaid expenses. Advertising expense was $839,000, $1,033,000 and $1,300,000 in fiscal 1995, 1994, and 1993, respectively.

FURNITURE AND EQUIPMENT

     Furniture and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of depreciable assets.

AMORTIZATION OF INTANGIBLES

     Amortization is currently provided on all intangible assets on a straight-line basis over periods up to 20 years. Accumulated amortization at October 31, 1995 and 1994 was $1,454,000 and $1,136,000, respectively. The
Company assesses the recoverability of goodwill and other long-lived assets by determining whether the amortization of these assets over their remaining life can be recovered through reasonably expected future cash flow.

STOCK BASED COMPENSATION

     In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, 'Accounting for Stock-Based Compensation (FAS 123).' FAS 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments such as common stock, except for employee stock ownership plans. FAS 123 establishes a new method of accounting for stock-based compensation arrangements with employees which is fair value based. The statement encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion
(APB) No. 25, Accounting for Stock Issued to Employees. Companies may continue to apply the accounting provisions of APB No. 25 in determining net income, however, they must apply the disclosure requirements of FAS 123. If the Company adopts the fair value based method of FAS 123, a higher compensation cost would result for fixed stock option plans and a different compensation cost will result for the Company's contingent or variable stock option plans. The recognition provisions and disclosure requirements of FAS 123 are effective for fiscal

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

years beginning after December 15, 1995. The Company will adopt the disclosure requirements but not the recognition requirements in its 1997 fiscal year. Such adoption will have no impact on reported results.

(2) SIGNIFICANT EVENTS

RESTRUCTURING

     During fiscal 1995, CooperSurgical closed their Redmond, Washington and Belgium field offices whereby all employees at these locations and certain support personnel at CooperSurgical's Shelton, Connecticut headquarters were terminated, resulting in a $425,000 restructuring charge. The restructuring charge includes termination benefits of $314,000 which covers eight employees. As of October 31, 1995, $262,000 of these termination benefits had been paid and five employees had been officially terminated.

PATENT ACQUISITION

     During fiscal 1995, CooperSurgical acquired the rights to certain patented products for $1,000,000. As of October 31, 1995, $800,000 had been paid, the final $200,000 installment (reported in accounts payable at October 31, 1995) is due at the earlier of June 15, 1996 or the date certain contractual milestones are met.

(3) EXPORT SALES

     CooperSurgical had export sales of $2,118,000, $2,441,000, and $2,200,000 for the years ended October 31, 1995, 1994 and 1993, respectively.

(4) ACCOUNTS PAYABLE

     CooperSurgical utilized a cash concentration account with the Parent whereby approximately $180,000 and $193,000 of checks issued and outstanding at October 31, 1995 and 1994, respectively, in excess of related bank cash balances were reclassified to accounts payable. Sufficient funds were available from the Parent to cover these checks.

(5) RELATED PARTY TRANSACTIONS

     Included in CooperSurgical's selling, general and administrative expense are Parent allocations for technical service fees of $389,000, $514,000, and $1,312,000 for the years ended October 31, 1995, 1994 and 1993, respectively. Technical service fees for the year ended October 31, 1993 include $134,000 relating to redetermination of the appropriate amount for the year ended October 31, 1992. These costs are charges from the Parent for accounting, legal, tax and other services provided to CooperSurgical and are added to the balance Due to Parent.

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

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(6) INCOME TAXES

     A reconciliation of the provision for (benefit of) income taxes included in CooperSurgical's statement of operations and the amount computed by applying the federal income tax rate to income (loss) from continuing operations before extraordinary items and income taxes follows:

                                                                               YEARS ENDED OCTOBER 31,
                                                                              -------------------------
                                                                              1995     1994      1993
                                                                              -----    -----    -------
                                                                              (IN THOUSANDS OF DOLLARS)

Computed expected provision for (benefit of) taxes.........................   $(473)   $(817)   $(2,395)
Increase (decrease) in taxes resulting from:
     Amortization of intangibles...........................................      33       33         29
     Net operating losses for which no tax benefit was recognized..........     432      781      2,364
     Other.................................................................       8        3          2
                                                                              -----    -----    -------
Actual provision for income taxes..........................................   $--      $--      $ --
                                                                              -----    -----    -------
                                                                              -----    -----    -------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are as follows:

                                                                                        OCTOBER 31,
                                                                                     ------------------
                                                                                      1995       1994
                                                                                     -------    -------
                                                                                       (IN THOUSANDS
                                                                                        OF DOLLARS)

Deferred tax assets:
     Accounts receivable, principally due to allowance for doubtful accounts......   $   230    $   152
     Inventories, principally due to obsolescence reserves........................       697        594
     Accrued liabilities, principally due to compensation accruals................       327        148
     Net operating loss carryforwards.............................................     5,731      5,675
     Other........................................................................        98         11
                                                                                     -------    -------
     Total gross deferred tax assets..............................................     7,083      6,580
     Less valuation allowance.....................................................    (7,083)    (6,580)
                                                                                     -------    -------
     Net deferred tax asset.......................................................   $ --       $ --
                                                                                     -------    -------
                                                                                     -------    -------

     The valuation allowance increased $503,000 and $1,250,000 for the years ended October 31, 1995 and 1994, respectively.

     At October 31, 1995, the Parent had consolidated net operating loss carryforwards of which approximately $11,400,000 related to CooperSurgical. The tax benefit of an additional $3,000,000 of CooperSurgical net operating loss carryforwards which have been utilized in the Parent's consolidated return are available in the future should CooperSurgical have sufficient taxable income during the carryforward period. The net operating loss carryforwards expire commencing in 2006.

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(7) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                                     OCTOBER 31,
                                                                                                     ------------
                                                                                                     1995    1994
                                                                                                     ----    ----
                                                                                                    (IN THOUSANDS
                                                                                                     OF DOLLARS)

Note payable; interest at 9%, maturing 1998.......................................................   $105    $120
Capitalized lease; interest at 8%, maturing 1999..................................................     48     --
                                                                                                     ----    ----
                                                                                                      153     120
Less current portion..............................................................................    --      (15)
                                                                                                     ----    ----
                                                                                                     $153    $105
                                                                                                     ----    ----
                                                                                                     ----    ----

     During fiscal 1995, CooperSurgical acquired a new telephone system under the terms of a capital lease for $72,000 whereby CooperSurgical can purchase the system for $1 at the end of the 48 month lease term. As of October 31, 1995, accumulated depreciation associated with the telephone system totaled $5,000.

     Annual  maturities  of  long-term  debt,  including  current   installments
thereof, are as follows:

             YEAR ENDING OCTOBER 31,                (IN THOUSANDS OF DOLLARS)
-------------------------------------------------   -------------------------

1996.............................................             $ --
1997.............................................                35
1998.............................................               109
1999.............................................                 9

(8) COMMITMENTS AND CONTINGENCIES

     In the normal course of its business, CooperSurgical is involved in various litigation cases. In the opinion of management, the disposition of such litigation will not have a materially adverse effect on CooperSurgical's financial condition.

     CooperSurgical leases certain property and equipment under noncancelable operating lease agreements. The following is a schedule of the estimated minimum payment due under such leases with an initial term of more than one year as of October 31, 1995:

             YEAR ENDING OCTOBER 31,                (IN THOUSANDS OF DOLLARS)
-------------------------------------------------   -------------------------

1996.............................................             $ 263
1997.............................................               256
1998.............................................               262
1999.............................................               263
2000.............................................               263
2001 and thereafter..............................               262

     Rental expense for all leases amounted to approximately $317,000, $311,000, and $340,000 for the years ended October 31, 1995, 1994 and 1993, respectively.

(9) EMPLOYEE BENEFITS

     CooperSurgical employees are eligible to participate in the Parent's 401(k) Savings Plan, a defined contribution plan and the Parent's Retirement Income Plan, a defined benefit plan. As of October 31, 1995, CooperSurgical has not elected to participate in the Parent's Retirement Income Plan. Employer contributions to the Parent's 401(k) Savings Plan, as well as costs and expenses of administering the

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONCLUDED)

Plan, are allocated to CooperSurgical as appropriate. These amounts were not significant for the years ended October 31, 1995, 1994 and 1993.

(10) SERIES A CONVERTIBLE PREFERRED STOCK

     The Series A Convertible Preferred Stock is convertible into Common Stock on a one-to-one basis, subject to adjustment for stock splits, dividends and certain other distributions of Common Stock and has voting rights equal to the number of shares of Common Stock into which it is convertible. CooperSurgical is required to reserve for issuance, shares of Common Stock equal to the shares of Preferred Stock issued and outstanding at any given date. The Preferred Stock has a liquidation preference of $1.940625 per share and accrues cumulative dividends of $0.1940625 per share per annum. The aggregate liquidation preference of the Preferred Stock at October 31, 1995 is $20,253,000, plus cumulative dividends of $4,299,000. The Preferred Stock participates ratably with the Common Stock in any additional dividends declared beyond the cumulative dividends and in any remaining assets beyond the liquidation preference. The Series A Convertible Preferred Stock represents 99.8% of the total voting rights of all outstanding CooperSurgical stock.

                                                                     SCHEDULE II

                              COOPERSURGICAL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31, 1995

                                                                                    ADDITIONS
                                                        BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE
                                                        BEGINNING     COSTS AND       OTHER                     END OF
                   CLASSIFICATION                        OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS     YEAR
-----------------------------------------------------   ----------    ----------    ----------    ----------    -------
                                                                       (AMOUNTS IN THOUSANDS OF DOLLARS)

Allowance for doubtful accounts:
     Year ended October 31, 1995.....................      $542          $ 18          $ 38          $ 24        $ 574
                                                        ----------    ----------        ---           ---       -------
                                                        ----------    ----------        ---           ---       -------
     Year ended October 31, 1994.....................      $472          $ 70          $ --          $ --        $ 542
                                                        ----------    ----------        ---           ---       -------
                                                        ----------    ----------        ---           ---       -------
     Year ended October 31, 1993.....................      $281          $197          $ --          $  6        $ 472
                                                        ----------    ----------        ---           ---       -------
                                                        ----------    ----------        ---           ---       -------

3. EXHIBITS.

EXHIBIT
NUMBER                                                                                                          PAGE
-------                                                                                                         ----

  3.1    -- Restated Certificate of Incorporation, as partially amended, incorporated by reference to Exhibit
           4(a)  to the Company's  Registration Statement on Form  S-3 (No. 33-17330)  and Exhibits 19(a) and
           19(c) to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended April 30, 1988.
  3.2    -- Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 1995.
  3.3    -- Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to the Company's Report on
           Form 8-A dated January 18, 1994.
  4.1    -- Second Supplemental Indenture, dated as of January 6, 1994, between the Company and Bankers Trust
           Company, as  successor  trustee,  with respect  to  the  10 5/8%  Convertible  Subordinated  Reset
           Debentures  due 2005, incorporated by reference to Exhibit 4.3 to the Company's Report on Form 8-A dated January 18, 1994.
  4.2    -- Indenture,  dated as  of January  6, 1994,  between the  Company and  IBJ Schroder  Bank &  Trust
           Company,  as  trustee,  with  respect to  the  10%  Senior Subordinated  Secured  Notes  due 2003,
           incorporated by reference to  Exhibit 4.8 to the  Company's Report on Form  8-A dated January  18,
           1994.
  4.3    --  Pledge Agreement, dated January  6, 1994, by the  Company in favor of  IBJ Schroder Bank & Trust
           Company, as Trustee, incorporated by reference to Exhibit 4.9 to the Company's Report on Form  8-A
           dated January 18, 1994.
  4.4    --  Rights Agreement, dated as of October 29, 1987,  between the Company and The First National Bank of Boston, incorporated by reference  to Exhibit 4.1 to the  Company's Current Report on Form  8-K
           dated October 29, 1987.
  4.5    -- Amendment No. 1 to Rights Agreement, dated as of June 14, 1993, between the Company and The First
           National  Bank of  Boston, incorporated by  reference to  Exhibit 10.4 to  the Company's Quarterly
           Report on Form 10-Q for the fiscal quarter ended April 30, 1993.
  4.6    -- Amendment No. 2 to Rights  Agreement, dated as of January 16,  1995, between the Company and  The
           First  National Bank of Boston,  incorporated by reference to Exhibit  4.6 to the Company's Annual
           Report on Form 10-K for the fiscal year ended October 31, 1994.
  4.7    -- Certificate of  Designation, Preferences and  Rights of Series  A Junior Participating  Preferred
           Stock  of The Cooper Companies,  Inc., incorporated by reference to  Exhibit 4.10 of the Company's
           Annual Report on Form 10-K for the fiscal year ended October 31, 1989.
 10.1    -- 1988 Long  Term Incentive  Plan, Amended and  Restated as  of January 16,  1995, incorporated  by reference  to Exhibit 10.1 to the  Company's Annual Report on Form  10-K for the fiscal year ended
           October 31, 1994.
 10.2    -- Turn-Around Incentive Plan,  incorporated by reference  to Exhibit 10.2  to the Company's  Annual
           Report on Form 10-K for the fiscal year ended October 31, 1994.
 10.3    --  Severance Agreement entered into as  of June 10, 1991, by  and between CooperVision, Inc. and A.
           Thomas Bender, incorporated  by reference to  Exhibit 10.26 to  Amendment No. 1  to the  Company's
           Annual Report on Form 10-K for the fiscal year ended October 31, 1992.
 10.4    --  Letter dated March 25, 1994, to A. Thomas Bender from the Chairman of the Compensation Committee of the Company's Board of  Directors, incorporated by reference to  Exhibit 10.4 to the  Company's
           Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

EXHIBIT
NUMBER                                                                                                          PAGE
-------                                                                                                         ----
 10.5    --  Employment Agreement dated  as of December  1, 1991, by  and between Robert  S. Holcombe and the
           Company, incorporated by reference  to Exhibit 10.27  to Amendment No. 1  to the Company's  Annual
           Report on Form 10-K for the fiscal year ended October 31, 1992.
 10.6    --  Letter Agreement dated  November 16, 1994,  by and between  Robert S. Holcombe  and the Company, incorporated by reference  to Exhibit 10.6  to the Company's  Annual Report on  Form 10-K for  the
           fiscal year ended October 31, 1994.
 10.7    -- Letter Agreement dated October 3, 1995, by and between Robert S. Holcombe and the Company.
 10.8    --  Severance Agreement entered into as  of April 26, 1990, by  and between Nicholas J. Pichotta and the Company.
 10.9    -- Letter Agreement dated November 1, 1992, by and between Nicholas J. Pichotta and the Company.
 10.10   -- Employment Agreement entered into as of May 27, 1992, by and between Mark R. Russell and Hospital
           Group of America, Inc., incorporated by reference  to Exhibit 10.20 to Form 10-K-A dated  February
           27, 1995.
 10.11   --  Letter Agreement  dated June  18, 1993,  by and between  Mark R.  Russell and  Hospital Group of
           America, Inc., incorporated by reference to Exhibit 10.21 to Form 10-K-A dated February 27, 1995.
 10.12   -- Letter Agreement dated  January 11, 1995, by  and between Mark R.  Russell and Hospital Group  of
           America, Inc., incorporated by reference to Exhibit 10.22 to Form 10-K-A dated February 27, 1995.
 10.13   --  Severance Agreement entered into as  of August 21, 1989, by and  between Robert S. Weiss and the
           Company, incorporated by reference  to Exhibit 10.28  to Amendment No. 1  to the Company's  Annual
           Report on Form 10-K for the fiscal year ended October 31, 1992.
 10.14   -- 1990 Restricted Stock Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement dated June 15, 1990.
 10.15   --  1996  Long  Term  Incentive Plan  for  Non-Employee  Directors of  The  Cooper  Companies, Inc.,
           incorporated by  reference  to the  Company's  proxy statement  for  its 1996  Annual  Meeting  of
           Stockholders.
 10.16   --  Exchange Agreement, dated  June 12, 1992  by and between  the Company and  Cooper Life Sciences,
           Inc., incorporated by reference to Exhibit 28(d) to the Company's Current Report on Form 8-K dated
           June 12, 1992.
 10.17   -- Settlement Agreement, dated June 12, 1992, by  and between the Company and Cooper Life  Sciences,
           Inc., incorporated by reference to Exhibit 28(e) to the Company's Current Report on Form 8-K dated
           June 12, 1992.
 10.18   --  Exchange Agreement,  dated June 14,  1993, between the  Company and Cooper  Life Sciences, Inc., incorporated by reference to Exhibit 10.1 to the  Company's Quarterly Report on Form 10-Q for  the
           fiscal quarter ended April 30, 1993.
 10.19   -- Registration Rights Agreement, dated June 14, 1993, between the Company and Cooper Life Sciences,
           Inc., incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for
           the fiscal quarter ended April 30, 1993.
 10.20   --  Settlement Agreement, dated June  14, 1993, between the Company  and Cooper Life Sciences, Inc., incorporated by reference to Exhibit 10.5 to the  Company's Quarterly Report on Form 10-Q for  the
           fiscal quarter ended April 30, 1993.

EXHIBIT
NUMBER                                                                                                          PAGE
-------                                                                                                         ----
 10.21   --  Amendment No. 1 to Settlement Agreement of June  14, 1993, dated as of January 16, 1995, between the Company and  Cooper Life Sciences,  Inc., incorporated by  reference to exhibit  10.14 to  the
           Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.
 10.22   --  Agreement dated as of  September 28, 1993, among  Medical Engineering Corporation, Bristol-Myers
           Squibb Company and the Company, incorporated by reference to Exhibit 10.1 to the Company's Current
           Report on Form 8-K dated October 1, 1993.
 11      -- Calculation of Net Income per Common Share.
 21      -- Subsidiaries.
 23      -- Consent of KPMG Peat Marwick LLP.
 27      -- Financial Data Schedule.
(b)      Reports on Form 8-K.
           September 27, 1995 -- Item 5. Other Events

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 1996.

                                          THE COOPER COMPANIES, INC.

                                          By:        /S/ A. Thomas Bender
                                             ...................................
                                                      A. THOMAS BENDER
                                                 PRESIDENT, CHIEF EXECUTIVE
                                                    OFFICER AND DIRECTOR

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

                SIGNATURE                                     CAPACITY                            DATE
------------------------------------------  --------------------------------------------   -------------------

         /s/ ALLAN E. RUBENSTEIN            Chairman of the Board of Directors              January 12, 1996
 .........................................
           ALLAN E. RUBENSTEIN

           /s/ A. THOMAS BENDER             President, Chief Executive Officer and          January 12, 1996
 .........................................    Director
             A. THOMAS BENDER

           /s/ ROBERT S. WEISS              Executive Vice President, Treasurer and         January 12, 1996
 .........................................    Chief Financial Officer
             ROBERT S. WEISS

         /s/ STEPHEN C. WHITEFORD           Vice President and Corporate Controller         January 12, 1996
 .........................................
           STEPHEN C. WHITEFORD

            /s/ MARK A. FILLER              Director                                        January 12, 1996
 .........................................
              MARK A. FILLER

         /s/ MICHAEL H. KALKSTEIN           Director                                        January 12, 1996
 .........................................
           MICHAEL H. KALKSTEIN

              /s/ MOSES MARX                Director                                        January 12, 1996
 .........................................
                MOSES MARX

             /s/ DONALD PRESS               Director                                        January 12, 1996
 .........................................
               DONALD PRESS

           /s/ STEVEN ROSENBERG             Director                                        January 12, 1996
 .........................................
             STEVEN ROSENBERG

                              STATEMENT OF DIFFERENCES
                              ------------------------

The British pound sign shall be expressed as 'L'
The trademark symbol shall be expressed as 'tm'
The registered trademark symbol shall be expressed as 'r'

                                 EXHIBIT INDEX

                                                                                                          LOCATION
                                                                                                         OF EXHIBIT
                                                                                                        IN SEQUENTIAL
EXHIBIT                                                                                                   NUMBERING
NUMBER                                     DESCRIPTION OF DOCUMENT                                         SYSTEM
-------  --------------------------------------------------------------------------------------------   -------------
  3.1    -- Restated Certificate of Incorporation, as partially amended, incorporated by reference to
           Exhibit  4(a)  to the  Company's Registration  Statement  on Form  S-3 (No.  33-17330) and
           Exhibits 19(a) and 19(c)  to the Company's  Quarterly Report on Form  10-Q for the  Fiscal
           Quarter ended April 30, 1988..............................................................
  3.2    --  Certificate of  Amendment of Restated  Certificate of Incorporation  dated September 21,
           1995......................................................................................
  3.3    -- Amended and Restated By-Laws, incorporated by  reference to Exhibit 3.2 to the  Company's
           Report on Form 8-A dated January 18, 1994.................................................
  4.1    --  Second Supplemental  Indenture, dated  as of  January 6,  1994, between  the Company and
           Bankers Trust  Company, as  successor trustee,  with respect  to the  10 5/8%  Convertible
           Subordinated  Reset Debentures due 2005,  incorporated by reference to  Exhibit 4.3 to the
           Company's Report on Form 8-A dated January 18, 1994.......................................
  4.2    -- Indenture, dated as of January 6, 1994, between the Company and IBJ Schroder Bank & Trust
           Company, as trustee, with respect to the  10% Senior Subordinated Secured Notes due  2003,
           incorporated by reference to Exhibit 4.8 to the Company's Report on Form 8-A dated January
           18, 1994..................................................................................
  4.3    --  Pledge Agreement, dated January 6, 1994, by the  Company in favor of IBJ Schroder Bank &
           Trust Company,  as Trustee,  incorporated by  reference to  Exhibit 4.9  to the  Company's
           Report on Form 8-A dated January 18, 1994.................................................
  4.4    --  Rights  Agreement, dated  as of  October 29,  1987,  between the  Company and  The First
           National Bank of Boston, incorporated by reference to Exhibit 4.1 to the Company's Current
           Report on Form 8-K dated October 29, 1987.................................................
  4.5    -- Amendment No. 1 to Rights Agreement, dated  as of June 14, 1993, between the Company  and
           The  First  National Bank  of Boston,  incorporated by  reference to  Exhibit 10.4  to the
           Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1993.......
  4.6    -- Amendment No. 2 to  Rights Agreement, dated as of  January 16, 1995, between the  Company and  The First National  Bank of Boston, incorporated  by reference to  Exhibit 4.6 to the
           Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994...........
  4.7    -- Certificate  of Designation,  Preferences and  Rights of  Series A  Junior  Participating
           Preferred  Stock of The Cooper Companies, Inc.,  incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989....
 10.1    -- 1988 Long Term Incentive Plan, Amended and Restated as of January 16, 1995,  incorporated by  reference to Exhibit 10.1 to  the Company's Annual Report on  Form 10-K for the fiscal year ended October 31, 1994...............................................................
 10.2    -- Turn-Around Incentive Plan,  incorporated by reference to  Exhibit 10.2 to the  Company's
           Annual Report on Form 10-K for the fiscal year ended October 31, 1994.....................
 10.3    --  Severance Agreement entered into as of June  10, 1991, by and between CooperVision, Inc.
           and A. Thomas Bender, incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the
           Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992...........
 10.4    -- Letter dated March 25,  1994, to A. Thomas Bender  from the Chairman of the  Compensation
           Committee  of the Company's Board of Directors,  incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994....
 10.5    -- Employment Agreement dated as of December 1, 1991, by and between Robert S. Holcombe  and the  Company,  incorporated  by reference  to  Exhibit 10.27  to  Amendment No.  1  to the
           Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992...........
 10.6    -- Letter Agreement  dated November  16, 1994,  by and between  Robert S.  Holcombe and  the
           Company,  incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form
           10-K for the fiscal year ended October 31, 1994...........................................

                                                                                                          LOCATION
                                                                                                         OF EXHIBIT
                                                                                                        IN SEQUENTIAL
EXHIBIT                                                                                                   NUMBERING
NUMBER                                     DESCRIPTION OF DOCUMENT                                         SYSTEM
-------  --------------------------------------------------------------------------------------------   -------------
 10.7    -- Letter  Agreement dated  October 3,  1995,  by and  between Robert  S. Holcombe  and  the
           Company...................................................................................
 10.8    --  Severance  Agreement entered  into as  of April  26,  1990, by  and between  Nicholas J.
           Pichotta and the Company..................................................................
 10.9    -- Letter Agreement  dated November 1,  1992, by and  between Nicholas J.  Pichotta and  the
           Company...................................................................................
 10.10   --  Employment Agreement entered into as of May 27, 1992, by and between Mark R. Russell and
           Hospital Group of America, Inc., incorporated by reference to Exhibit 10.20 to Form 10-K-A dated February 27, 1995...................................................................
 10.11   -- Letter Agreement dated June 18, 1993, by  and between Mark R. Russell and Hospital  Group of America, Inc., incorporated by reference to Exhibit 10.21 to Form 10-K-A dated February
           27, 1995.
 10.12   --  Letter Agreement  dated January 11,  1995, by and  between Mark R.  Russell and Hospital
           Group of America, Inc., incorporated  by reference to Exhibit  10.22 to Form 10-K-A  dated
           February 27, 1995.........................................................................
 10.13   --  Severance Agreement entered into as  of August 21, 1989, by  and between Robert S. Weiss and the Company,  incorporated by reference  to Exhibit 10.28  to Amendment No.  1 to  the
           Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992...........
 10.14   --  1990 Restricted  Stock Plan  for Non-Employee Directors  of The  Cooper Companies, Inc.,
           incorporated by reference to the Company's Proxy Statement dated June 15, 1990............
 10.15   -- 1996 Long Term Incentive Plan for  Non-Employee Directors of The Cooper Companies,  Inc.,
           incorporated  by reference to the Company's proxy statement for its 1996 Annual Meeting of
           Stockholders..............................................................................
 10.16   -- Exchange  Agreement, dated  June 12,  1992 by  and between  the Company  and Cooper  Life
           Sciences, Inc., incorporated by reference to Exhibit 28(d) to the Company's Current Report on Form 8-K dated June 12, 1992...........................................................
 10.17   --  Settlement Agreement, dated  June 12, 1992, by  and between the  Company and Cooper Life
           Sciences, Inc., incorporated by reference to Exhibit 28(e) to the Company's Current Report on Form 8-K dated June 12, 1992...........................................................
 10.18   -- Exchange Agreement, dated June  14, 1993, between the  Company and Cooper Life  Sciences,
           Inc.,  incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
           10-Q for the fiscal quarter ended April 30, 1993..........................................
 10.19   -- Registration Rights Agreement, dated June 14,  1993, between the Company and Cooper  Life
           Sciences,  Inc.,  incorporated by  reference to  Exhibit 10.3  to the  Company's Quarterly
           Report on Form 10-Q for the fiscal quarter ended April 30, 1993...........................
 10.20   -- Settlement Agreement, dated June 14, 1993, between the Company and Cooper Life  Sciences,
           Inc.,  incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form
           10-Q for the fiscal quarter ended April 30, 1993..........................................
 10.21   -- Amendment No. 1 to Settlement Agreement of  June 14, 1993, dated as of January 16,  1995, between  the Company and Cooper Life Sciences,  Inc., incorporated by reference to exhibit
           10.14 to the Company's Annual  Report on Form 10-K for  the fiscal year ended October  31,
           1994......................................................................................
 10.22   --  Agreement  dated  as  of  September 28,  1993,  among  Medical  Engineering Corporation,
           Bristol-Myers Squibb Company and the Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 1, 1993............................
 11      -- Calculation of Net Income per Common Share...............................................
 21      -- Subsidiaries.............................................................................
 23      -- Consent of KPMG Peat Marwick LLP.........................................................
 27      -- Financial Data Schedule.