Form 10-Q
period 1996-01-31
COOPER COMPANIES INC
filed 1996-03-14
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarterly Period Ended  January 31, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the transition period from_________to__________



Commission File Number 1-8597


The Cooper Companies, Inc.
______________________________________________________
(Exact name of registrant as specified in its charter)


           Delaware                       94-2657368
____________________________          __________________
(State or other jurisdiction           (I.R.S. Employer
     of incorporation or              Identification No.)
        organization)


    6140 Stoneridge Mall Rd., Suite 590, Pleasanton, CA       94588
   ___________________________________________________________________
   (Address of principal executive offices)                 (Zip Code)

               Registrant's telephone number, including area code
                                 (510) 460-3600
                                 ______________

    One Bridge Plaza, Fort Lee, New Jersey                    07024
    __________________________________________________________________
    (Former address of principal executive offices)         (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X     No
                        _____     ______

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.10 par value                   11,649,328 Shares
 ____________________________                   _________________
           Class                                  Outstanding at
                                                 February 29, 1996

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES



                                      INDEX

                                                               Page No.
                                                               --------
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

                  Consolidated Condensed Statement of
                       Income - Three Months Ended
                       January 31, 1996 and 1995                  3

                  Consolidated Condensed Balance Sheet -
                       January 31, 1996 and October 31, 1995      4

                  Consolidated Condensed Statement
                       of Cash Flows -- Three Months
                       Ended January 31, 1996 and 1995            5

                  Notes to Consolidated Condensed
                       Financial Statements                       6

  Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                     8

PART II.       OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                  13

Signature                                                        14

Index of Exhibits

                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                   -------------------------------------------
                    (In thousands, except per share figures)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                            January 31,
                                                                       1996              1995
                                                                     --------          -------
Net sales of products                                                $13,554           $12,718
Net service revenue                                                    8,695            10,492
                                                                      ------            ------
        Net operating revenue                                         22,249            23,210
                                                                      ------            ------
Cost of products sold                                                  4,141             4,232
Cost of services provided                                              9,146            10,104
Selling, general and administrative
 expense                                                               6,759             6,615
Research and development expense                                         277             1,067
Amortization of intangibles                                              227               212
                                                                      ------            ------
Income from operations                                                 1,699               980
                                                                      ------            ------
Credit for settlement of disputes, net                                   167               328
Interest expense                                                       1,294             1,090
Other income, net                                                        105               125
                                                                      ------            ------
Income before income taxes                                               677               343
Provision for income taxes                                                25                68
                                                                      ------            ------

Net income                                                           $   652           $   275
                                                                      ======            ======

Net income per common share                                          $  0.06           $  0.02
                                                                      ======            ======

Average number of common shares outstanding                           11,707            11,592
                                                                      ======            ======


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                      -----------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                                   January 31,        October 31,
                                                                      1996               1995
                                                                   -----------        -----------
                               ASSETS
Current assets:
  Cash and cash equivalents                                          $  3,680          $ 11,207
  Trade receivables, net                                               19,183            17,717
  Inventories                                                          10,153             9,570
  Other current assets                                                  2,287             2,734
                                                                      -------           -------
      Total current assets                                             35,303            41,228
                                                                      -------           -------
Property, plant and equipment at cost                                  46,784            46,597
  Less, accumulated depreciation and
    amortization                                                       12,980            12,535
                                                                      -------           -------
                                                                       33,804            34,062
                                                                      -------           -------
Intangibles, net:
  Excess of cost over net assets acquired                              12,864            13,167
  Other                                                                 1,675             1,766
                                                                      -------           -------
                                                                       14,539            14,933
                                                                      -------           -------
Other assets                                                            1,697             1,769
                                                                      -------           -------
                                                                     $ 85,343          $ 91,992
                                                                      =======           =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Borrowings under line of credit                                    $  1,708         $   1,025
  Current installments of long-term debt                                  831             2,288
  Accounts payable                                                      5,753             5,730
  Employee compensation, benefits and
    severance                                                           4,713             6,978
  Other accrued liabilities                                             9,873            13,596
  Accrued income taxes                                                  9,987             9,996
                                                                      -------           -------
      Total current liabilities                                        32,865            39,613
                                                                      -------           -------
Long-term debt                                                         44,575            43,490
Other noncurrent liabilities                                            8,942            10,638
                                                                      -------           -------
      Total liabilities                                                86,382            93,741
                                                                      -------           -------

Stockholders' equity (deficit):
  Common stock, $.10 par value                                          1,165             1,158
  Additional paid-in capital                                          183,952           183,840
  Translation adjustments                                                (350)            (333)
  Unamortized restricted stock award
    compensation                                                          (44)                -
  Accumulated deficit                                                (185,762)         (186,414)
                                                                      -------           -------
      Total stockholders' equity (deficit)                             (1,039)           (1,749)
                                                                      -------           -------
                                                                     $ 85,343          $ 91,992
                                                                      =======           =======

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                 ----------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            January 31,
                                                                       1996              1995
                                                                    ---------         -------
Net cash used by operating activities                               $ (7,834)          $(5,008)
                                                                     -------            ------
Cash flows from investing activities:
  Cash from sales of assets and
    businesses                                                            16                78
  Sales of temporary investments, net                                      1                37
  Cash from Progressions settlement,
    recorded as a reduction to goodwill                                  167                 -
  Purchases of property, plant and
    equipment                                                           (398)             (341)
                                                                     -------           -------
Net cash used by investing activities                                   (214)             (226)
                                                                     -------           -------

Cash flows from financing activities:
  Proceeds from line of credit, net                                      683                 -
  Proceeds from long-term note                                         1,336                 -
  Payments of long-term debt                                          (1,571)             (416)
  Proceeds from exercise of warrants                                      73                 -
                                                                      ------            ------
Net cash provided (used) by financing
  activities                                                             521              (416)
                                                                      ------            ------

Net decrease in cash and cash equivalents                             (7,527)           (5,650)
Cash and cash equivalents - beginning of
  period                                                              11,207            10,320
                                                                      ------            ------

Cash and cash equivalents - end of period                            $ 3,680           $ 4,670
                                                                      ======            ======

Cash paid for:
        Interest                                                     $   917           $   916
                                                                      ======            ======
        Income taxes                                                 $    34           $    53
                                                                      ======            ======

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 1.  General

The Cooper Companies, Inc. and its subsidiaries (the "Company") develop, manufacture and market healthcare products, including a range of hard and soft daily, flexible and extended wear contact lenses and diagnostic and surgical instruments and accessories. The Company also provides healthcare services through the ownership of psychiatric facilities, by providing outpatient and other ancillary services and, through May 1995, the management of other psychiatric facilities.

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended October 31, 1995 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of January 31, 1996 and October 31, 1995 and the consolidated results of its operations and its consolidated cash flows for the three months ended January 31, 1996 and 1995. With the exception of certain adjustments discussed in Part I, Item 2 under "Settlement of disputes, net," such adjustments consist only of normal and recurring adjustments.

Note 2.  Inventories

Inventories are stated at the lower of cost, determined on a first in, first out or average cost basis, or market.

The components of inventories are as follows:

                                               January 31,                October 31,
                                                  1996                        1995
                                               -----------                -----------
                                                            (In thousands)

     Raw materials                             $ 2,176                      $ 2,212
     Work-in-process                               953                        1,114
     Finished goods                              7,024                        6,244
                                                ------                       ------
                                               $10,153                      $ 9,570
                                                ======                       ======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 3.  Long-Term Debt

Long-term debt consists of the following:

                                               January 31,                October 31,
                                                  1996                       1995
                                               ----------                 ----------
                                                           (In thousands)
10% Senior Subordinated
  Secured Notes due 2003                        $24,678                     $24,816
10-5/8% Convertible Sub-
  ordinated Reset Debentures
  due 2005                                        9,216                       9,215
HGA term loan                                    11,175                       9,889
HGA Industrial Revenue Bonds                          0                       1,458
Capitalized leases                                  337                         400
                                                 ------                      ------
                                                 45,406                      45,778
Less current installments                           831                       2,288
                                                 ------                      ------
                                                $44,575                     $43,490
                                                 ======                      ======

The outstanding principle of the HGA Industrial Revenue Bonds of $1.3 million was repaid on December 29, 1995, and the amount was rolled into the HGA term loan due August 1997.

Note 4.  Subsequent Event

On February 13, 1996, the Company announced that its CooperSurgical unit had signed a letter of intent to acquire Unimar, Inc., a leading provider of specialized disposable instruments for gynecology. Unimar offers products to obtain endometrial tissue for infertility evaluation and the diagnosis of cancer and its precursors, cytological sampling, uterine control during tubal ligation and minimally invasive laparoscopy.

The acquisition has been approved by the Company's Board of Directors. Final closing is subject to execution of a definitive acquisition agreement and satisfactory completion of due diligence.

The terms of the proposed acquisition were not announced.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


References to Note numbers below are references to the Notes to Consolidated Condensed Financial Statements of the Company located in Item 1. herein.

                          CAPITAL RESOURCES & LIQUIDITY

The Company's financial condition stabilized significantly in fiscal 1995 and this trend continued as the Company recorded a 73% improvement in operating income, to $1.7 million in the first quarter of 1996 v. $980 thousand in the first quarter of 1995. As expected, $7.8 million of cash was used by operating activities in the first quarter. The primary uses of cash in the first quarter included payments of $4.4 million associated with the settlement of certain disputes, payments totaling $2.0 million to fund fiscal 1995 entitlements under the Company's annual bonus plans and increased investments in receivables and inventory of approximately $2.1 million in the aggregate. The $1.5 million increase in receivables occurred primarily at Hospital Group of America ("HGA"), where a shift in payor mix resulted in a larger percentage of revenue being generated from typically slower-paying state agencies. The $600 thousand increase in inventory, which occurred primarily at CVI, was required to provide adequate inventory levels for anticipated increased sales of existing products in succeeding quarters and the future launch of new products. The Company currently anticipates that operating cash flows of its existing businesses will be positive for the remaining nine months of fiscal 1996, and that cash requirements for operating activities will be met through cash generated by its established operating businesses in concert with the financing arrangements currently in place.

The Company is evaluating various acquisition opportunities which, if consummated, would be funded by a combination of cash then on hand, financing vehicles now in place and other methods of raising additional capital currently being explored.

                              RESULTS OF OPERATIONS

Three Months Ended January 31, 1996 Compared with Three Months Ended January 31, 1995.

NET SALES OF PRODUCTS: Net sales of products increased by $836 thousand or 7%.

                                                  Three Months Ended                %
                                                      January 31,                Increase
                                                   1996             1995        (Decrease)
                                                  ------           ------        --------
                                                       (In Thousands)
       CooperVision, Inc. ("CVI")                 $10,070          $ 9,322          8%
       CooperSurgical, Inc. ("CSI")                 3,484            3,380          3%
       CooperVision Pharmaceuticals,
         Inc. ("CVP")                                   -               16         N/A
                                                   ------           ------
                                                  $13,554          $12,718          7%
                                                   ======           ======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Net sales of CVI increased both domestically and in Canada. The primary contributors to the growth included increased sales of the Preference'r' spherical product line and the Preference Toric'tm' product line, which grew by approximately 73% in the aggregate over the comparable three-month period. Sales of toric lenses to correct astigmatism, CVI's leading product group, grew 24% during the first quarter and now account for approximately one-half of its sales. These increases were partially offset by anticipated decreases in sales of more mature product lines.

Net sales of CSI increased in the first quarter 1996 v. the first quarter 1995 in its gynecology product lines (which include LEEP'tm' instruments) by approximately 15%; the increase was offset primarily by reduced sales of endoscopy and other nonstrategic products. CSI's sales mix continued to shift toward its gynecology product line, which now accounts for 75% of its sales.

NET SERVICE REVENUE: Hospital Group of America, Inc.'s ("HGA") net service revenue consists of the following:


                                            Three Months Ended                   %
                                                January 31,                   Increase
                                             1996              1995          (Decrease)
                                            ------            ------          --------
                                                  (In Thousands)

       Net patient revenue                  $ 8,695           $ 9,992           (13%)
       Management fees                            -               500            N/A
                                             ------            ------
                                            $ 8,695           $10,492           (17%)
                                             ======            ======

Net patient revenue for the first three months of 1996 decreased by $1.3 million or 13% v. the first three months of 1995. Late in the first quarter 1996, a transition of the medical staff began at Hampton Hospital as a result of the settlement of a dispute with a physician group that formerly staffed it. Before the changeover period, Hampton's revenue declined significantly. Further, poor weather reduced admissions and outpatient visits throughout HGA during the quarter. Also, revenue continues to be pressured by the current industry trend towards increased managed care, which results in decreased daily rates and declines in average lengths of stay. Management is endeavoring to mitigate those pressures by increasing the number of admissions to its hospitals, and by providing outpatient and other ancillary services. Revenue in January improved, as the new Hampton staff began to service patients. During the quarter, HGA opened three new outpatient treatment units ancillary to its hospital facilities. Management fees in 1995 resulted from a contract to manage three psychiatric facilities. The contract expired by its terms in May 1995.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


COST OF PRODUCTS SOLD: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was as follows:

                                               First Quarter Margin %
                                              -----------------------
                                               1996              1995
                                               ----              ----
       CVI                                      76                73
       CSI                                      50                50
       Consolidated                             69                67

CVI's margin has increased due to efficiencies associated with higher production volumes, as well as a favorable product mix.

COST OF SERVICES PROVIDED: Cost of services provided represents all normal operating costs incurred by HGA in generating net service revenue. The result of subtracting cost of services provided from net service revenue is a loss of $451 thousand, or 5%, of net service revenue in the first quarter of 1996 and a profit of $338 thousand, or 4%, in the first quarter of 1995. The decrease in profit is primarily attributable to a reduction in revenue explained above, partially offset by a $1.0 million reduction in cost of services provided.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative (SG&A) expense by business unit and corporate were as follows:

                              Three Months Ended          %
                                  January 31,          Increase
                                1996        1995      (Decrease)
                              --------     -------    ----------
                                  (In Thousands)

CVI                           $ 4,163     $ 3,877          7%
CSI                             1,281       1,343         (5%)
CVP                                 -          13         N/A
Corporate/other                 1,315       1,382         (5%)
                              -------     -------
                              $ 6,759     $ 6,615          2%
                              =======     =======

SG&A expenses for the three-month period have increased 2% from the prior year's three-month period, largely as a result of higher advertising and promotion costs at CVI, which drove an 8% year-to- year increase in sales. These increases were partially offset by reduced SG&A expense at CSI, reflecting the benefits of the 1995 restructuring.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESEARCH AND DEVELOPMENT EXPENSE: Research and development expense was $277 thousand and $1.1 million for the three-month periods ended January 31, 1996 and 1995, respectively. The decrease is primarily attributable to reduced development activity related to CVP's calcium channel blocker, CalOptic(TM). A $251 thousand decrease at CSI is primarily related to the discontinuation in May 1995 of the development and evaluation of a thermal endometrial ablation technology.

The Company currently anticipates that the level of spending on research and development has stabilized. The Company is now focusing on acquiring products which are marketable immediately or in the short-term, rather than funding longer-term, higher risk research and development projects.

INCOME FROM OPERATIONS: As a result of the variances discussed above, income from operations improved by $719 thousand or 73% from the amount reported for the 1995 first quarter. Income (loss) from operations by business unit and corporate was as follows:

                              Three Months Ended
                                  January 31,          Increase
                                1996        1995      (Decrease)
                              ------      ------      ----------
                                 (In Thousands)
CVI                           $3,229      $ 2,594       $ 635
CSI                              292          (65)        357
CVP                               (5)        (504)        499
HGA                             (502)         334        (836)
Corporate/Other               (1,315)      (1,379)         64
                              -------     -------        ----
                              $1,699      $   980       $ 719
                              =======     =======        ====

SETTLEMENT OF DISPUTES, NET: In the first quarter of 1996, the Company recorded a credit to income of $167 thousand related to the agreement which settled cross claims between HGA and Progressions Health Systems, Inc. related to purchase price adjustments (which were credited to goodwill) and other disputes. Pursuant to this agreement, HGA received $334 thousand in the first quarter of 1996, of which $167 thousand has been credited to settlement of disputes. In the first quarter of 1995, the Company recorded a credit of $328 thousand resulting from adjustments to certain estimated accruals for disputes which were resolved during 1995's first quarter.

OTHER INCOME, NET: Included in other income, net is interest income which was $118 thousand and $87 thousand for the three months ended January 31, 1996 and 1995, respectively.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


INTEREST EXPENSE: The increase in interest expense for the three- month period ended January 31, 1996 over the comparable 1995 period primarily related to:

    1) Interest on the line of credit at CVI on which the Company did not draw funds until the second quarter of 1995.

    2) Accreted interest related to the HMG settlement.

PROVISION FOR INCOME TAXES: The provision for income taxes reflects primarily state income and franchise taxes.

EARNINGS PER SHARE: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each period.

FISCAL YEAR 1996 BUSINESS OUTLOOK: The following statements and any mention of them above are based on current expectations that contain a number of risks and uncertainties. These statements are forward-looking and actual results may differ materially. Factors that could cause or contribute to such differences include: major changes in business conditions and the economy in general, new competitive inroads, changes in governmental medical reimbursement programs, unforeseen litigation, changes in interest rates, any decision to divest certain businesses and the cost of acquisition activity, particularly in the event of a large acquisition that is not ultimately completed.

The Company anticipates that its earnings per share for fiscal 1996 will exceed 75 cents and its revenue will achieve double-digit growth based mainly on these expectations:

CooperVision sales will grow at mid-teens percentages during fiscal 1996 as it continues to gain significant market share in the toric segment of the global contact lens market.

CooperSurgical will complete its acquisition of Unimar during the second quarter of 1996, and income from operations will reach 10% of sales in the combined businesses for the full year. The Unimar acquisition is subject to the signing of a definitive agreement and satisfaction of closing conditions.

HGA will outperform its 1995 operating results based on its strong January performance, the turnaround at Hampton Hospital and the addition of its new outpatient clinics.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


   (a)  Exhibits

   Exhibit
   Number                Description
   -------               -----------

   11                    Calculation of Net Income Per Common Share.

   27                    Financial Data Schedule.


   (b) The Company filed no reports on Form 8-K during the period from November 1, 1995 to January 31, 1996.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             The  Cooper Companies, Inc.
                                           -----------------------------------
                                                      (Registrant)



Date: March 14, 1996                       /s/   Robert S. Weiss
                                           -----------------------------------
                                           Executive Vice President, Treasurer
                                                and Chief Financial Officer




                           STATEMENT OF DIFFERENCES
The registered trademark symbol shall be expressed as 'r'
The trademark symbol shall be expressed as 'tm'

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES


                                Index of Exhibits

Exhibit No.                                              Page No.
----------                                               ---------
  11                     Calculation of Net Income Per       16
                         Common Share.

  27                     Financial Data Schedule.            17