Form 10-Q
period 1996-04-30
COOPER COMPANIES INC
filed 1996-06-10
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarterly Period Ended  April 30, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


        For the transition period from ________________ to ________________


Commission File Number 1-8597
                       --------

                           The Cooper Companies, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                    94-2657368
- -------------------------------------      -------------------------------------
(State or other jurisdiction                        (I.R.S. Employer
 of incorporation or                               Identification No.)
 organization)

6140 Stoneridge Mall Rd., Suite 590, Pleasanton, CA           94588
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

               Registrant's telephone number, including area code
                                 (510) 460-3600
                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X    No
                         ----     ----

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.10 par value                     11,656,833 Shares
- -------------------------------------     --------------------------------------
           Class                                     Outstanding at
                                                      May 31, 1996

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES



                                     INDEX


                                                               Page No.


PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

                  Consolidated Condensed Statement of
                       Income - Three and Six Months
                       Ended April 30, 1996 and 1995              3

                  Consolidated Condensed Balance Sheet -
                       April 30, 1996 and October 31, 1995        4

                  Consolidated Condensed Statement
                       of Cash Flows - Six Months Ended
                       April 30, 1996 and 1995                    5

                  Notes to Consolidated Condensed
                       Financial Statements                       6

  Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                    8

PART II.       OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                  14

Signature                                                        15

Index of Exhibits

                              PART I. FINANCIAL INFORMATION

                              Item 1. FINANCIAL STATEMENTS
                       THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                       Consolidated Condensed Statement of Income
                        (In thousands, except per share figures)
                                       (Unaudited)







                                                   Three Months Ended             Six Months Ended
                                                       April 30,                      April 30,
                                                ------------------------------------------------------
                                                  1996           1995            1996           1995
                                                ---------      ---------       ---------      --------
Net sales of products                            $15,784        $12,854         $29,338        $25,572
Net service revenue                               10,991         10,940          19,686         21,432
                                                  ------         ------          ------         ------
        Net operating revenue                     26,775         23,794          49,024         47,004
                                                  ------         ------          ------         ------
Cost of products sold                              4,604          4,079           8,745          8,311
Cost of services provided                          9,991         10,263          19,137         20,367
Selling, general and admin-
  istrative  expense                               7,585          6,916          14,344         13,531
Research and development
  expense                                            316            808             593          1,875
Amortization of intangibles                          204            210             431            422
                                                  ------         ------          ------         ------
Income from operations                             4,075          1,518           5,774          2,498
                                                  ------         ------          ------         ------
Credits from settlements of
  disputes, net                                       56            140             223            468
Interest expense                                   1,268          1,190           2,562          2,280
Other income, net                                     77            175             182            300
                                                  ------         ------          ------         ------
Income before income taxes                         2,940            643           3,617            986
Provision for income taxes                           131             38             156            106
                                                  ------         ------          ------         ------

Net income                                       $ 2,809        $   605         $ 3,461         $   880
                                                  ======         ======          ======          ======

Earnings per share                               $  0.24        $  0.05         $  0.30         $  0.08
                                                  ======         ======          ======          ======

Average number of common
  shares used to compute
  earnings per share                              11,724         11,591          11,715         11,592
                                                  ======         ======          ======         ======





                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                 (In thousands)
                                   (Unaudited)

                                                                     April 30,       October 31,
                                                                        1996            1995
                                                                     ---------       ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                          $  1,894         $  11,207
  Trade receivables, net                                               22,053            17,717
  Inventories                                                          10,606             9,570
  Other current assets                                                  1,757             2,734
                                                                      -------           -------
      Total current assets                                             36,310            41,228
                                                                      -------           -------
Property, plant and equipment at cost                                  47,190            46,597
  Less, accumulated depreciation and
    amortization                                                       13,587            12,535
                                                                      -------           -------
                                                                       33,603            34,062
                                                                      -------           -------
Goodwill and other intangibles, net                                    21,963            14,933
Other assets                                                            1,615             1,769
                                                                      -------           -------
                                                                    $  93,491         $  91,992
                                                                      =======           =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Borrowings under line of credit                                   $   3,483        $    1,025
  Current installments of long-term debt                                  794             2,288
  Accounts payable                                                      5,552             5,730
  Employee compensation, benefits and
    severance                                                           5,048             6,978
  Other accrued liabilities                                             9,442            13,596
  Income taxes payable                                                 10,089             9,996
                                                                      -------           -------
      Total current liabilities                                        34,408            39,613
                                                                      -------           -------
Long-term debt                                                         48,260            43,490
Other noncurrent liabilities                                            8,998            10,638
                                                                      -------           -------
      Total liabilities                                                91,666            93,741
                                                                      -------           -------

Stockholders' equity (deficit):
  Common stock, $.10 par value                                          1,165             1,158
  Additional paid-in capital                                          183,960           183,840
  Translation adjustments                                                (347)             (333)
  Accumulated deficit                                                (182,953)         (186,414)
                                                                      -------           -------
      Total stockholders' equity (deficit)                              1,825          (  1,749)
                                                                      -------           -------
                                                                    $  93,491         $  91,992
                                                                      =======           =======





                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                         Six Months Ended
                                                                              April 30,
                                                                       1996              1995
                                                                    ---------         --------
Net cash used by operating activities                               $ (7,358)         $ (5,958)
                                                                      ------            ------
Cash flows from investing activities:
  Sales of assets and businesses                                          43               121
  Unimar acquisition                                                  (3,596)                -
  Proceeds from Progressions Settlement,
    recorded as a reduction to goodwill                                  224                 -
  Sales of temporary investments                                          31                37
  Purchases of property, plant and
    equipment                                                           (743)             (840)
                                                                      ------            ------
Net cash used by investing activities                                 (4,041)             (682)
                                                                      ------            ------

Cash flows from financing activities:
  Proceeds from line of credit, net                                    2,458             1,395
  Proceeds from long-term note                                         1,320                 -
  Payments of current installments of
    long-term debt                                                    (1,773)             (573)
  Proceeds from restricted stock and
    exercise of warrants and options                                      81                 -
                                                                      ------            ------
Net cash provided by financing activities                              2,086               822
                                                                      ------            ------

Net decrease in cash and cash equivalents                             (9,313)           (5,818)
Cash and cash equivalents - beginning of
  period                                                              11,207            10,320
                                                                      ------            ------

Cash and cash equivalents - end of period                            $ 1,894           $ 4,502
                                                                      ======            ======

Cash paid for:
        Interest                                                     $ 2,399           $ 2,300
                                                                      ======            ======
        Income taxes                                                 $    63           $   129
                                                                      ======            ======

Supplemental schedule of noncash investing and financing activities: In April 1996, the Company purchased certain assets and assumed certain liabilities of Unimar, Inc., by paying $4 million in cash and issuing $4 million of notes for the balance.





                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 1.  General

The Cooper Companies, Inc., (together with its subsidiaries, the "Company") develops, manufactures and markets healthcare products, including a range of contact lenses and diagnostic and surgical instruments and accessories. The Company also provides healthcare services through the ownership of psychiatric facilities, by providing outpatient and other ancillary services and, through May 1995, managing other psychiatric facilities.

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 1996 and October 31, 1995 and the consolidated results of its operations for the three- and six-month periods ended April 30, 1996 and 1995, and its consolidated cash flows for the six months ended April 30, 1996 and 1995. With the exception of certain adjustments discussed in Part I, Item 2 under "Settlement of disputes, net," such adjustments consist only of normal and recurring adjustments.

Note 2.  Inventories

Inventories are stated at the lower of cost, determined on a first in, first out or average cost basis, or market.

The components of inventories are as follows:

                                               April 30,                  October 31,
                                                 1996                        1995
                                               ---------                  -----------
                                                           (In thousands)
     Raw materials                             $ 2,281                      $ 2,212
     Work-in-process                             1,044                        1,114
     Finished goods                              7,281                        6,244
                                                ------                       ------
                                               $10,606                      $ 9,570
                                                ======                       ======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 3.  Long-Term Debt

Long-term debt consists of the following:

                                               April 30,                  October 31,
                                                 1996                        1995
                                               ---------                  -----------
                                                           (In thousands)
10% Senior Subordinated
  Secured Notes due 2003                       $24,543                      $24,816
10-5/8% Convertible Sub-
  ordinated Reset Debentures
  due 2005                                       9,217                        9,215
HGA term loan                                   11,009                        9,889
HGA Industrial Revenue Bonds                         -                        1,458
12% Notes for Unimar Acquisition
  due April 1999 ("Unimar
  Notes")                                        4,000                            -
Capitalized leases                                 285                          400
                                                ------                       ------
                                                49,054                       45,778
Less, current installments                         794                        2,288
                                                ------                       ------
                                               $48,260                      $43,490
                                                ======                       ======

The outstanding principle of the HGA Industrial Revenue Bonds of $1.3 million was repaid on December 29, 1995, and the amount was rolled into the HGA loan due August 1997. In April 1999, the Company may, at its option, extinguish $800,000 principal amount of Unimar Notes plus unpaid interest by issuing shares of its common stock valued at the then fair market value per share.

Note 4.  Acquisitions

In April 1996, the Company acquired Unimar, Inc., a leading provider of specialized disposable medical devices for gynecology, for $8 million in cash and notes. Sales of Unimar products totaling $331 thousand were included in the Company's results for the three months ended April 30, 1996. Goodwill on the purchase has initially been recorded in the amount of $7.5 million, which is being amortized over 20 years. As part of the acquisition, the Company granted a warrant to purchase 83,333 shares of the Company's common stock at $11.375 per share. The exercisable period of the warrant is from April 11, 1999 to June 10, 1999. The number of shares and the exercise price per share are subject to adjustment as provided in the warrant.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


References to Note numbers below are references to the Notes to Consolidated Condensed Financial Statements of the Company located in Item 1. herein.

                              RESULTS OF OPERATIONS

Three and Six Months Ended April 30, 1996 Compared with Three and Six Months Ended April 30, 1995.

NET SALES OF PRODUCTS: Net sales of products increased by $2.9 million or 23% and $3.8 million or 15% for the three and six months ended April 30, 1996, respectively.


                                              (Dollars in 000's)
                          Three Months Ended                           Six Months Ended
                               April 30,                                    April 30,
                   ------------------------------------         ----------------------------------
                                              % Incr.                                    % Incr.
                    1996         1995        (Decrease)          1996         1995      (Decrease)
                   -------------------------- --------          ------        ----       --------
CVI*               $12,158     $10,030         21%              $22,228     $19,352    15%
CSI**                3,626       2,824         28%                7,110       6,204    15%
CVP***                   -           -         N/A                    -          16    N/A
                    ------      ------                           ------      ------

                   $15,784     $12,854         23%              $29,338     $25,572    15%
                    ======      ======                           ======      ======

* CVI = CooperVision, Inc.
** CSI = CooperSurgical, Inc.
*** CVP = CooperVision Pharmaceuticals, Inc.



Net sales of CVI increased both domestically and in Canada. The primary contributors to the growth included increased sales of the Preference(R) spherical and Preference Toric(TM) product lines, which grew approximately 78% in the aggregate over the comparable six-month period. Sales of toric lenses to correct astigmatism, CVI's leading product group, have grown by 34% year to year and now account for approximately one-half of its sales. These increases were partially offset by anticipated decreases in sales of more mature product lines.

Net sales of CSI increased 15% in the first six months of fiscal 1996 vs. the first six months of fiscal 1995. Its gynecology product lines (which include LEEP(TM) instruments) grew by approximately 24%. The increase was primarily due to increases in sales of LEEP(TM) instruments which grew 19% and sales of Unimar and Blairden products which were acquired in April 1996 and June 1995, respectively. The increased sales of gynecology products were offset primarily by reduced sales of endoscopy and other nonstrategic products. CSI's sales mix continued to shift toward its gynecology product line, which accounted for more than 75% of its sales.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


NET SERVICE REVENUE: Hospital Group of America, Inc.'s ("HGA") net service revenue consists of the following:


                                                 (Dollars in 000's)
                         Three Months Ended                              Six Months Ended
                              April 30,                                     April 30,
                   -----------------------------------          ---------------------------------
                                              % Incr./                                   % Incr./
                    1996         1995        (Decrease)          1996         1995      (Decrease)
                   -------------------------- --------          ------        ----       --------
Net patient
  revenue          $10,991      $10,440          5%             $19,686      $20,432    (4%)
Management
  fees                   -          500          -                    -        1,000     -
                    ------      -------                          ------      -------

                   $10,991      $10,940          -%             $19,686      $21,432    (8%)
                    ======       ======                          ======       ======


Net patient revenue increased by $551 thousand, or 5%, and decreased by $746 thousand, or 4%, vs. the second quarter and first half of 1995, respectively. Revenue continues to be pressured by the current industry trend towards increased managed care, which results in decreased daily rates and declines in average lengths of stay. Management has mitigated those pressures by increasing the number of admissions to its hospitals, and by increasing outpatient and other ancillary services. Late in the first quarter 1996, a transition of the medical staff began at Hampton Hospital as a result of the settlement of a dispute with a physician group that formerly staffed it. Before the changeover period, Hampton's revenue declined significantly. Since the changeover, Hampton's revenue has improved in each subsequent month. Management fees in 1995 resulted from a contract to manage three psychiatric facilities. The contract expired by its terms in May 1995.

COST OF PRODUCTS SOLD: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was as follows:

                                    Margin %                             Margin %
                               Three Months Ended                    Six Months Ended
                                    April 30,                            April 30,
                               ------------------                  --------------------
                                 1996          1995                   1996         1995
                                 ----          ----                   ----         ----
       CVI                        76            73                     76           73
       CSI                        52            52                     51           51
       Consolidated               71            68                     70           67

Margin for CVI has increased due to production efficiencies, including those associated with higher production volumes, and a favorable product mix, reflecting the growth in sales of toric contact lenses, which have higher margins.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


COST OF SERVICES PROVIDED: Cost of services provided represents all of the costs (other than financing costs and amortization of intangibles) incurred by HGA in generating net service revenue. The result of subtracting cost of services provided from net service revenue is a profit of $1 million, or 9%, of net service revenue in the second quarter of 1996 and $549 thousand, or 3%, in the first half of 1996. The corresponding profits were $677 thousand, or 6% of net service revenue, and $1.1 million, or 5%, in the three- and six-month periods ended April 30, 1995, respectively. The decreased percentage of profit for the six months ended April 30, 1996, is primarily attributable to a reduction in revenue explained above, partially offset by a $1.2 million reduction in cost of services provided.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative (SG&A) expenses by business unit and corporate were as follows:

                                           (Dollars in 000's)
                         Three Months Ended                      Six Months Ended
                              April 30,                               April 30,
                   ------------------------------        ---------------------------------
                                           % Incr.                                 % Incr.
                    1996        1995       (Decr.)         1996         1995       (Decr.)
                   ------      ------       -----        --------     --------      -----
CVI               $ 4,353      $ 3,941       10%         $ 8,516      $ 7,818         9%
CSI                 1,433        1,336        7%           2,714        2,679         1%
CVP                     -           24       N/A               -           37        N/A
Corporate/
Other               1,799        1,615       11%           3,114        2,997         4%
                   ------       ------                    ------       ------
                  $ 7,585      $ 6,916       10%         $14,344      $13,531         6%
                   ======       ======                    ======       ======



SG&A expenses for the three- and six-month periods have increased 10% and 6% from the prior year's three- and six-month periods, respectively, largely as a result of the higher costs associated with higher sales of products, including incremental costs in the second quarter of 1996 associated with the newly acquired Unimar business.

RESEARCH AND DEVELOPMENT EXPENSE: Research and development expense was $316 thousand and $593 thousand for the three and six months ended April 30, 1996, respectively. The comparable prior year research and development expense was $808 thousand and $1.9 million, respectively. The decreases are primarily attributable to the Company's decision to discontinue development activity related to CVP's calcium channel blocker, CalOptic(TM). A $387 thousand decrease at CSI is primarily related to the discontinuation in May 1995 of the development and evaluation of a thermal endometrial ablation technology.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


The Company currently anticipates that the level of spending on research and development has stabilized. The Company focuses on acquiring products which will be marketable immediately or in the short-term, rather than funding longer-term, higher risk research and development projects.

INCOME FROM OPERATIONS: As a result of the variances discussed above, income from operations improved by $2.6 million or 168% and $3.3 million or 131% for the three and six months, respectively. Income (loss) from operations by business unit and corporate was as follows:


                                            (Dollars in 000's)
                           Three Months Ended                    Six Months Ended
                                April 30,                            April 30,
                    ----------------------------------     ----------------------------------
                                                Incr.                                 Incr.
                      1996         1995        (Decr.)       1996         1995       (Decr.)
                    --------     --------       ------     -------      --------      ------
CVI                  $ 4,651      $ 3,066      $ 1,585     $ 7,880      $ 5,660      $ 2,220
CSI                      281         (179)         460         573         (244)         817
CVP                       (6)        (379)         373         (11)        (883)         872
HGA                      948          622          326         446          956         (510)
Corporate/
Other                 (1,799)      (1,612)        (187)     (3,114)      (2,991)        (123)
                      ------       ------       ------       ------      ------       ------
                     $ 4,075      $ 1,518      $ 2,557     $ 5,774      $ 2,498      $ 3,276
                      ======       ======       ======      ======       ======       ======



SETTLEMENT OF DISPUTES: In the first six months of 1996, the Company recorded a credit to income of $223 thousand related to the agreement which settled cross claims between HGA and Progressions Health Systems, Inc. ("Progressions") related to purchase price adjustments (which were credited to goodwill) and other disputes. Pursuant to this agreement, HGA received $447 thousand in the first six months of 1996 of which $223 thousand has been credited to settlement of disputes. In the first six months of 1995, the Company recorded a credit of $468 thousand resulting from 1) adjustments to certain estimated accruals for disputes no longer required and 2) the recording of a portion of the settlement of certain other disputes.

INTEREST EXPENSE: The increase in interest expense for the three- and six-month periods ended April 30, 1996 over the comparable 1995 periods is primarily related to:

1. Interest on the line of credit at CVI on which the Company did not draw funds until the second quarter of 1995; and

2.   Accreted interest related to the settlement of a dispute.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


PROVISION FOR INCOME TAXES: The provision for income taxes in the three and six months ended April 30, 1996 and 1995 reflects primarily state income and franchise taxes.

EARNINGS PER SHARE: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the respective periods.

                          CAPITAL RESOURCES & LIQUIDITY

The Company's financial condition stabilized significantly in fiscal 1995 and this trend continued as the Company recorded a 131% improvement in operating income, to $5.8 million in the first six months of 1996 v. $2.5 million in the first six months of 1995. Also, with net income of $2.8 million in the second quarter 1996, the Company returned to a positive stockholders' equity position. As expected, $7.4 million of cash was used by operating activities in the first six months of 1996. Operating cash flow improved to a positive $400 thousand in the second quarter from the $7.8 million used in the first quarter, which is typically the Company's weakest cash flow quarter. The primary uses of cash in operating activities in the six-month period included payments of $4.4 million associated with the settlement of certain disputes, payments totaling $2.0 million to fund fiscal 1995 entitlements under the Company's annual bonus plans and increased investments in receivables and inventory of approximately $4.2 million in the aggregate. Of the $3.6 million increase in receivables, $2.8 million occurred at Hospital Group of America ("HGA"). A shift in payor mix resulted in a larger percentage of revenue being generated from typically slower-paying state agencies. In addition, a 26% increase in HGA revenue in the second quarter vs. the first quarter of 1996 contributed to the increased receivable balance. Approximately $820 thousand has been paid in the first six months of 1996 related to restructuring costs accrued in fiscal 1995. The $600 thousand increase in inventory, which occurred primarily at CVI, was required to provide adequate inventory levels for anticipated increased sales of existing products in succeeding quarters and the future launch of new products. The Company acquired Unimar, Inc. in April 1996 for $8 million in cash and notes. Net cash of $3.6 million was invested, and $4 million of notes due in three years bearing interest of 12% were issued. The cash was obtained through cash on hand and a draw down on the line of credit. The Unimar product line contributed $331 thousand of revenue since being acquired in mid-April 1996. The Company currently anticipates that operating cash flows of its existing businesses will be positive for the remaining six months of fiscal 1996, and that cash requirements for operating activities and the repayment of the line of credit will be met through cash generated by its established operating businesses.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


The Company is evaluating other acquisition opportunities which, if consummated, would be funded by a combination of cash then on hand, financing vehicles now in place and other methods of raising additional capital, currently being explored.

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

The Company anticipates that its earnings per share for fiscal 1996 will range from $1.00 to $1.10 per share, which includes an anticipated beneficial effect of a deferred tax benefit of 20 cents per share (assuming it achieves its current projection for earnings before taxes), and its revenue will achieve double-digit growth based mainly on these expectations:

CooperVision sales will grow at mid-teens percentages during fiscal 1996 as it continues to gain significant market share in the toric segment of the global contact lens market.

CooperSurgical will benefit from its second quarter of 1996 acquisition of Unimar, and income from operations will reach 10% of sales in the combined businesses for the full year.

HGA will outperform its 1995 operating results based on its strong second quarter performance, the turnaround at Hampton Hospital and the addition of its new outpatient clinics.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


   (a)  Exhibits

   Exhibit
   Number                Description

   11                    Calculation of Earnings Per Share.

   27                    Financial Data Schedule.


   (b) The Company filed the following report on Form 8-K during the period from February 1, 1996 to April 30, 1996.

  Date
of Report                Item Reported
March 5, 1996            Item 5.  Other Events.

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



                                                 The Cooper Companies, Inc.
                                             -----------------------------------
                                                        (Registrant)



Date: June 10, 1996                                   /s/ Robert S. Weiss
                                             -----------------------------------
                                             Executive Vice President, Treasurer
                                                 and Chief Financial Officer




                          STATEMENT OF DIFFERENCES


The registered trademark symbol shall be expressed as ....................  (R)
The trademark symbol shall be expressed as ............................... (TM)


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES


                                Index of Exhibits

Exhibit No.                                                      Page No.
  11                     Calculation of Earnings Per Share.

  27                     Financial Data Schedule.