Form 10-Q/A
period 1996-04-30
COOPER COMPANIES INC
filed 1996-08-30
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q-A


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTERLY PERIOD ENDED  APRIL 30, 1996

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM _________  TO _________


                         COMMISSION FILE NUMBER 1-8597


                           THE COOPER COMPANIES, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                      94-2657368
           --------                      ----------
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

                     YES  X     NO

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

 COMMON STOCK, $.10 PAR VALUE     11,656,833 SHARES
 -----------------------------  ---------------------
           CLASS                     OUTSTANDING AT
                                       MAY 31, 1996

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q for the fiscal quarter ended April 30, 1996, as set forth in the page attached hereto:

Part II.  Item 4.  Submission of Matters to a Vote of Security Holders.

                                     PART II


Item 4.  Submission of Matters to a Vote of Security Holders.

     The 1996 Annual Meeting of Stockholders was held on March 27, 1996.

     Each of the seven individuals nominated to serve as directors of the Company were re-elected to office. Information with respect to votes cast for or withheld from such nominee is set forth below:

                                             Votes
 Director                    Votes For     Withheld

 A. Thomas Bender           10,513,821      124,467
 Mark A. Filler             10,508,548      129,740
 Michael H. Kalkstein       10,514,071      124,217
 Moses Marx                 10,514,061      124,227
 Donald Press               10,514,053      124,235
 Steven Rosenberg           10,510,405      127,883
 Allan E. Rubenstein        10,514,149      124,139

     Stockholders were asked to approve the Company's 1996 Long- Term Incentive Plan for Non-Employee Directors. A total of 9,880,320 shares voted in favor of the proposal, 658,498 shares voted against the proposal and 104,470 shares abstained from voting.

     Stockholders were also asked to ratify the appointment of KPMG Peat Marwick LLP as independent certified public accountants for the Company for the fiscal year which ended October 31, 1996. A total of 10,516,041 shares were voted in favor of the ratification, 75,727 shares were voted against it and 46,520 shares abstained.

                                    SIGNATURE







     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      The Cooper Companies, Inc.
                                                      --------------------------
                                                              (Registrant)



Date: August 27, 1996                     /s/        Robert S. Weiss
                                    -------------------------------------------
                                             Executive Vice President, Treasurer
                                                and Chief Financial Officer