Form 10-Q
period 1996-07-31
COOPER COMPANIES INC
filed 1996-08-30
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarterly Period Ended  July 31, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


        For the transition period from ___________ to ___________

Commission File Number 1-8597

                           The Cooper Companies, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  94-2657368
- --------------------------------             ----------------------------
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

                     Yes  X     No
                        ----       ----

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.10 par value                      11,661,833 Shares
- --------------------------------------        ---------------------------------
              Class                                    Outstanding at
                                                      August 28, 1996

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                        Page No.
                                                        --------
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

                   Consolidated Condensed Statement of
                       Income - Three and Nine Months
                       Ended July 31, 1996 and 1995              3

                   Consolidated Condensed Balance Sheet -
                       July 31, 1996 and October 31, 1995        4

                   Consolidated Condensed Statement
                       of Cash Flows - Nine Months Ended
                       July 31, 1996 and 1995                    5

                   Notes to Consolidated Condensed
                       Financial Statements                    6 - 7

  Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                 8 - 14

PART II.       OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K               15

Signature                                                       16

Index of Exhibits

                          PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                   Consolidated Condensed Statement of Income
                    (In thousands, except per share figures)
                                   (Unaudited)

                                                 Three Months Ended               Nine Months Ended
                                                       July 31,                        July 31,
                                                -----------------------        ------------------------
                                                  1996           1995            1996           1995
                                                  ----           ----            ----           ----
Net sales of products                           $18,001         $14,751        $47,339         $40,323
Net service revenue                              10,870          10,498         30,556          31,930
                                                -------         -------        -------         -------
        Net operating revenue                    28,871          25,249         77,895          72,253
                                                -------         -------        -------         -------
Cost of products sold                             5,507           4,628         14,252          12,939
Cost of services provided                        10,027          10,110         29,164          30,477
Selling, general and admin-
  istrative  expense                              7,283           6,744         21,627          20,275
Research and development
  expense                                           294             632            887           2,507
Amortization of intangibles                         286             211            717             633
                                                -------         -------        -------         -------
Income from operations                            5,474           2,924         11,248           5,422
                                                -------         -------        -------         -------
Credits from settlements of
  disputes, net                                       -           1,031            223           1,499
Interest expense                                  1,403           1,192          3,965           3,472
Other income, net                                     2             142            184             442
                                                -------         -------        -------         -------
Income before income taxes                        4,073           2,905          7,690           3,891
Provision for (benefit of)
  income taxes                                     (596)             85           (440)            191
                                                -------         -------        -------         -------
Net income                                      $ 4,669         $ 2,820        $ 8,130         $ 3,700
                                                =======         =======        =======         =======
Earnings per share                              $  0.40         $  0.24        $  0.69         $  0.32
                                                =======         =======        =======         =======
Average number of common
  shares used to compute
  earnings per share                             11,793          11,589         11,741          11,580
                                                =======         =======        =======         =======








                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                 (In thousands)
                                   (Unaudited)

                                                                     July 31,          October 31,
                                                                       1996               1995
                                                                     ---------        -------------
                               ASSETS
Current assets:
  Cash and cash equivalents                                          $  3,143         $  11,207
  Trade receivables, net                                               21,519            17,717
  Inventories                                                          10,196             9,570
  Other current assets                                                  2,685             2,734
                                                                     --------          --------
      Total current assets                                             37,543            41,228
                                                                     --------          --------
Property, plant and equipment at cost                                  48,282            46,597
  Less, accumulated depreciation and
    amortization                                                       14,112            12,535
                                                                     --------          --------
                                                                       34,170            34,062
                                                                     --------          --------
Goodwill and other intangibles, net                                    21,676            14,933
Other assets                                                            1,570             1,769
                                                                     --------          --------
                                                                    $  94,959         $  91,992
                                                                    =========         =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Borrowings under line of credit                                   $     845        $    1,025
  Current installments of long-term debt                                  794             2,288
  Accounts payable                                                      8,809             5,730
  Employee compensation, benefits and
    severance                                                           5,150             6,978
  Other accrued liabilities                                             8,920            13,596
  Income taxes payable                                                  9,433             9,996
                                                                     --------          --------
      Total current liabilities                                        33,951            39,613
                                                                     --------          --------
Long-term debt                                                         48,136            43,490
Other noncurrent liabilities                                            6,362            10,638
                                                                     --------          --------
      Total liabilities                                                88,449            93,741
                                                                     --------          --------
Stockholders' equity (deficit):
  Common stock, $.10 par value                                          1,166             1,158
  Additional paid-in capital                                          183,977           183,840
  Translation adjustments                                                (349)             (333)
  Accumulated deficit                                                (178,284)         (186,414)
                                                                     --------          --------
      Total stockholders' equity (deficit)                              6,510          (  1,749)
                                                                     --------          --------
                                                                    $  94,959         $  91,992
                                                                    =========         =========




                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                                July 31,

                                                                       1996              1995
                                                                    ----------        ---------
Net cash used by operating activities                               $ (2,094)         $ (1,651)
                                                                    --------          --------
Cash flows from investing activities:
  Sales of assets and businesses                                          58               145
  Acquisitions                                                        (3,796)             (614)
  Proceeds from Progressions Settlement,
    recorded as a reduction to goodwill                                  224                 -
  Sales of temporary investments                                          31                37
  Purchases of property, plant and
    equipment                                                         (1,958)           (1,450)
                                                                    --------          --------
Net cash used by investing activities                                 (5,441)           (1,882)
                                                                    --------          --------
Cash flows from financing activities:
  Proceeds from (repayments of) line
    of credit, net                                                      (180)            2,885
  Proceeds from long-term note                                         1,320                 -
  Payments of current installments of
    long-term debt                                                    (1,768)             (960)
  Proceeds from restricted stock and
    exercise of warrants and options                                      99                74
                                                                    --------          --------
Net cash provided (used) by financing
    activities                                                          (529)            1,999
                                                                    --------          --------
Net decrease in cash and cash equivalents                             (8,064)           (1,534)
Cash and cash equivalents - beginning of
  period                                                              11,207            10,320
                                                                    --------          --------
Cash and cash equivalents - end of period                            $ 3,143           $ 8,786
                                                                    ========          ========
Cash paid for:
        Interest                                                     $ 3,393           $ 3,237
                                                                    ========          ========
        Income taxes                                                 $   123           $   230
                                                                    ========          ========

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the
Company's consolidated financial position as of July 31, 1996 and October 31, 1995 and the consolidated results of its operations for the three- and nine-month periods ended July 31, 1996 and 1995, and its consolidated cash flows for the nine months ended July 31, 1996 and 1995. With the exception of certain adjustments discussed in Part I, Item 2 under "Selling, General and
Administrative Expense," Settlement of Disputes, Net" and "Provision For (Benefit of) Income Taxes" such adjustments consist only of normal and recurring adjustments.

Note 2.  Inventories

Inventories are stated at the lower of cost, determined on a first in, first out or average cost basis, or market.

The components of inventories are as follows:

                                               July 31,                   October 31,
                                                 1996                        1995
                                              ---------                   ------------
                                                          (In thousands)
     Raw materials                             $ 2,132                      $ 2,212
     Work-in-process                             1,028                        1,114
     Finished goods                              7,036                        6,244
                                               -------                      -------
                                               $10,196                      $ 9,570
                                               =======                      =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 3.  Long-Term Debt

Long-term debt consists of the following:

                                               July 31,                   October 31,
                                                 1996                        1995
                                              ---------                   -----------
                                                         (In thousands)
10% Senior Subordinated
  Secured Notes due 2003                       $24,412                      $24,816
10-5/8% Convertible Sub-
  ordinated Reset Debentures
  due 2005                                       9,219                        9,215
HGA term loan                                   10,842                        9,889
HGA Industrial Revenue Bonds                         -                        1,458
12% Notes for Unimar Acquisition
  due April 1999 ("Unimar
  Notes")                                        4,000                            -
Capitalized leases                                 457                          400
                                               -------                      -------
                                                48,930                       45,778
Less, current installments                         794                        2,288
                                               -------                      -------
                                               $48,136                      $43,490
                                               =======                      =======

The outstanding principle of the HGA Industrial Revenue Bonds of $1.3 million was repaid on December 29, 1995, and the amount was rolled into the HGA loan due August 1997. In April 1999, the Company may, at its option, extinguish $800,000 principal amount of Unimar Notes plus unpaid interest by issuing shares of its common stock valued at the then fair market value per share. The Company is currently finalizing documentation with its lender to amend the provisions of the HGA term loan. (See Item 2 herein under Capital Resources and Liquidity.)

Note 4.  Acquisitions

In April 1996, the Company acquired Unimar, Inc., a leading provider of specialized disposable medical devices for gynecology, for $8 million in cash and notes. Sales of Unimar products totaling $1.9 million were included in the Company's results for the nine months ended July 31, 1996. Goodwill on the purchase has initially been recorded in the amount of $7.5 million, which is being amortized over 20 years. As part of the acquisition, the Company granted a warrant to purchase 83,333 shares of the Company's common stock at $11.375 per share. The exercisable period of the warrant is from April 11, 1999 to June 10, 1999. The number of shares and the exercise price per share are subject to adjustment as provided in the warrant.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

  References to Note numbers below are references to the Notes to Consolidated Condensed Financial Statements of the Company located in Item 1. herein.

                              Results of Operations

Three and Nine Months Ended July 31, 1996 Compared with Three and Nine Months Ended July 31, 1995.

Net Sales of Products: Net sales of products increased by $3.3 million or 22% and $7.0 million or 17% for the three and nine months ended July 31, 1996, respectively.


                                            (Dollars in 000's)

                           Three Months Ended                              Nine Months Ended
                                July 31,                                       July 31,
                    -----------------------------------         -----------------------------------
                    1996         1995        % Increase          1996         1995      % Increase
                    ----         ----        ----------          ----         ----      -----------
CVI*               $12,963      $11,481         13%             $35,191      $30,833        14%
CSI**                5,038        3,270         54%              12,148        9,474        28%
CVP***                   -            -         N/A                   -           16        N/A
                   -------      -------                         -------      -------
                   $18,001      $14,751         22%             $47,339      $40,323        17%
                   =======      =======                         =======      =======

* CVI = CooperVision, Inc.
** CSI = CooperSurgical, Inc.
*** CVP = CooperVision Pharmaceuticals, Inc.

Net sales of CVI increased both domestically and in Canada. The primary contributors to the growth included increased sales of the Preference'r' spherical and Preference Toric'tm' product lines, which grew approximately 89% in the aggregate over the comparable nine-month period. Sales of toric lenses to correct astigmatism, CVI's leading product group, have grown by 35% year to year and now account for approximately one-half of its sales. CVI recently announced plans to double the capacity of its Scottsville, New York, facility, where Preference Toric'tm' lenses are manufactured. These increases were partially offset by anticipated decreases in sales of more mature product lines.

Net sales of CSI increased 28% in the first nine months of fiscal 1996 vs. the first nine months of fiscal 1995. Its gynecology product lines (which include LEEP'tm' instruments) grew by approximately 43%. The increase was primarily due to increases in sales of LEEP'tm' instruments which grew 10% and sales of Unimar and Blairden products which were acquired in April 1996 and June 1995, respectively. The increased sales of gynecology products were partially offset by reduced sales of nonstrategic products. CSI's sales mix continued to shift toward its gynecology product line, which now accounts for approximately 90% of its sales.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Net Service Revenue: Hospital Group of America, Inc.'s ("HGA") net service revenue consists of the following:

                                               (Dollars in 000's)

                           Three Months Ended                          Nine Months Ended
                                 July 31,                                   July 31,
                    -----------------------------------         ----------------------------------
                                              % Incr.                                    % Incr.
                    1996         1995        (Decrease)          1996         1995      (Decrease)
                    ----         ----         ---------          ----         ----       ---------
Net patient
  revenue          $10,870      $10,347          5%             $30,556      $30,779        (1%)
Management
  fees                   -          151          -                    -        1,151         -
                   -------      -------                         -------      -------
                   $10,870      $10,498          4%             $30,556      $31,930        (4%)
                   =======      =======                         =======      =======


Net patient revenue increased by $523 thousand, or 5%, in the third quarter 1996 vs. the third quarter 1995 and was virtually flat for the comparable nine-month periods. Revenue continues to be pressured by the current industry trend towards increased managed care, which results in decreased daily rates and declines in average lengths of stay. Management has mitigated those pressures by increasing the number of admissions to its hospitals, and by increasing outpatient and other ancillary services. Late in the first quarter 1996, a transition of the medical staff began at Hampton Hospital as a result of the settlement of a dispute with a physician group that formerly staffed it. Before the changeover period, Hampton's revenue declined significantly. In the second and third quarters of fiscal 1996, revenue at Hampton has improved from the comparable periods in fiscal 1995. Management fees in 1995 resulted from a contract to manage three psychiatric facilities. The contract expired in May 1995.

Cost of Products Sold: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was as follows:


                                     Margin %                             Margin %
                               Three Months Ended                    Nine Months Ended
                                      July 31,                              July 31,
                               --------------------                  ------------------
                                 1996          1995                   1996         1995
                                 ----          ----                   ----         ----
       CVI                        77            73                     76           73
       CSI                        51            53                     51           52
       Consolidated               69            69                     70           68

Margin for CVI has increased due to production efficiencies, including those associated with higher production volumes, and a favorable product mix, reflecting the growth in sales of toric contact lenses, which have higher margins. Margin at CSI for the

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

third quarter of 1996 was softened by the inclusion of sales of Unimar products, which initially are generating lower margins. The Company expects that margins on Unimar products will improve in the future, as production efficiencies are implemented.

Cost of Services Provided: Cost of services provided represents all of the costs (other than financing costs and amortization of intangibles) incurred by HGA in generating net service revenue. The result of subtracting cost of services provided from net service revenue is a profit of $843 thousand, or 8%, of net service revenue in the third quarter of 1996 and $1.4 million, or 5%, in the first nine months of 1996. The corresponding profits were $388 thousand, or 4% of net service revenue, and $1.5 million, or 5%, in the three- and nine-month periods ended July 31, 1995, respectively. The flat percentage of profit for the nine months ended July 31, 1996, consists of a reduction in revenue explained above, partially offset by a $1.3 million reduction in cost of services provided.

Selling,   General   and   Administrative   Expense:   Selling,   general    and
administrative (SG&A) expenses by business unit and corporate were as follows:


                                               (Dollars in 000's)
                            Three Months Ended                      Nine Months Ended
                                 July 31,                               July 31,
                    -----------------------------        ---------------------------------
                                           % Incr.                                 % Incr.
                    1996         1995      (Decr.)         1996         1995       (Decr.)
                    ----         ----      -------         ----         ----       ------
CVI               $ 4,051      $ 4,010        1%         $12,567      $11,828         6%
CSI                 1,804        1,453       24%           4,518        4,132         9%
CVP                     -           27       N/A               -           64        N/A
Corporate/
Other               1,428        1,254       14%           4,542        4,251         7%
                  -------      -------                   -------      -------
                  $ 7,283      $ 6,744        8%         $21,627      $20,275         7%
                  =======      =======                   =======      =======

SG&A for the three- and nine-month periods has increased 8% and 7% from the prior year's three- and nine-month periods, respectively, largely as a result of the higher costs associated with higher sales of products, including incremental costs in 1996 associated with the newly acquired Unimar business. In addition, the Company incurred nonrecurring SG&A charges for severance and similar items in the third quarter of 1996 in the amount of approximately $250 thousand. The effect of these increases was partially mitigated by credits recorded to SG&A in the third quarter of 1996 by CVI and Corporate in the amounts of $200 thousand and $300 thousand, respectively. The credits resulted from decreases to certain accruals for product liability no longer required.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Research and Development Expense: Research and development expense was $294 thousand and $887 thousand for the three and nine months ended July 31, 1996, respectively. The comparable prior year research and development expense was $632 thousand and $2.5 million, respectively. The decreases are primarily attributable to the Company's decision to discontinue development activity related to CVP's calcium channel blocker, CalOptic(tm). A $389 thousand decrease at CSI over the comparable nine-month periods is primarily related to the discontinuation in May 1995 of the development and evaluation of a thermal endometrial ablation technology.

The Company currently anticipates that the level of spending on research and development has stabilized. The Company focuses on acquiring products which will be marketable immediately or in the short-term, rather than funding longer-term, higher risk research and development projects.

Income From Operations: As a result of the variances discussed above, income from operations improved by $2.6 million or 87% and $5.8 million or 107% for the three and nine months, respectively. Income (loss) from operations by business unit and corporate was as follows:


                                               (Dollars in 000's)
                               Three Months Ended                    Nine Months Ended
                                   July 31,                              July 31,
                       -----------------------------      ----------------------------------
                                               Incr.                                  Incr.
                       1996         1995      (Decr.)        1996         1995       (Decr.)
                       ----         ----      -------        ----         ----       -------
CVI                  $ 5,625      $ 4,078      $ 1,547     $13,505      $ 9,738      $ 3,767
CVP                       (6)        (343)         337         (17)      (1,226)       1,209
CSI                      491          106          385       1,064         (138)       1,202
HGA                      792          336          456       1,238        1,292          (54)
Corporate/
Other                 (1,428)      (1,253)        (175)     (4,542)      (4,244)        (298)
                      ------       ------         ----      ------       ------         ----
                     $ 5,474      $ 2,924      $ 2,550     $11,248      $ 5,422      $ 5,826
                     =======      =======      =======     =======      =======      =======

Settlement of Disputes: In the first nine months of 1996, the Company recorded a credit to income of $223 thousand related to the agreement which settled cross claims between HGA and Progressions Health Systems, Inc. ("Progressions") related to purchase price adjustments (which were credited to goodwill) and other disputes. Pursuant to this agreement, HGA received $447 thousand in the first nine months of 1996 of which $223 thousand has been credited to settlement of disputes. In the first nine months of 1995, the Company recorded a credit of $1.5 million resulting from 1) adjustments to certain estimated accruals for disputes no longer required and 2) the receipt of a payment of approximately $900 thousand from one of its insurers settling a claim for litigation expenses and settlements of litigation involving previous management of the Company and
3) the recording of a portion of the settlement of certain other disputes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Interest Expense: The increase in interest expense for the three- and nine-month periods ended July 31, 1996 over the comparable 1995 periods is primarily related to:

1. Interest on the line of credit at CVI on which the Company did not draw funds until the second quarter of 1995; and

2.   Accreted interest related to the settlement of a dispute.

Provision for (Benefit of) Income Taxes: Tax provisions for all periods presented reflect primarily state income and franchise taxes. The net benefit of $596 thousand for the third quarter of fiscal 1996 includes a benefit of $615 thousand related to the reversal of tax accruals no longer required as a result of the successful resolution of a state tax dispute.

Earnings Per Share: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the respective periods.

                                Capital Resources & Liquidity

The Company's financial strength is continuing to improve significantly. Through the first nine months of fiscal 1996, the Company has generated $11.2 million of operating income (more than twice the amount generated in the comparable 1995 period) and improved shareholders' equity by $8.3 million to $6.5 million from a deficit of $1.7 million. In addition, the Company is finalizing documentation with its lender to amend its $11 million of HGA debt. Among other things, the Company expects that the interest rate on this debt will be reduced by two percentage points effective at the beginning of fiscal 1997. A rate reduction of one percentage point has also been effected under CooperVision's $8 million line of credit, which, at July 31, 1996, had $845 thousand in advances outstanding.

Operating cash flow has improved steadily following the first quarter's traditionally low levels:

     Operating cash flow                                  (000's)

     Fiscal quarter ended:

       January 31, 1996                                  $(7,834)
       April 30, 1996                                        476
       July 31, 1996                                       5,264
                                                         -------
     Nine month to July 31, 1996                         $(2,094)
                                                         =======

The primary uses of cash in operating activities during the nine-month period included net payments of $4.9 million associated with the settlement of certain disputes, payments totaling $2.0 million

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

to fund fiscal 1995 entitlements under the Company's annual bonus plans and increased investments in receivables and inventory of approximately $3.3 million in the aggregate. Of the $3.0 million increase in receivables, $2.0 million occurred at HGA. A shift in payor mix resulted in a larger percentage of revenue being generated from typically slower-paying state agencies. Approximately $859 thousand has been paid in the first nine months of 1996 related to restructuring costs accrued in fiscal 1995. The $278 thousand increase in inventory, which occurred primarily at CVI, was required to provide adequate inventory levels for anticipated increased sales of existing products in succeeding quarters and the future launch of new products. The Company acquired Unimar, Inc. in April 1996 for $8 million in cash and notes. Net cash of $3.6 million was invested, and $4 million of notes due in three years bearing interest of 12% were issued. The cash was obtained through cash on hand and a draw down on the line of credit. The Unimar product line contributed revenue of $1.9 million since being acquired in mid-April 1996. The Company currently anticipates that operating cash flows of its existing businesses will be positive for the remaining three months of fiscal 1996, and that cash requirements for operating activities and the repayment of the line of credit will be met through cash generated by its established operating businesses.

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

The Company anticipates that its earnings per share for fiscal 1996 will range from $1.30 to $1.35 per share, which includes an anticipated beneficial effect of a deferred tax benefit of 30 cents per share (assuming it achieves its current projection for earnings before taxes), and its revenue will achieve double-digit growth based mainly on these expectations:

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

HGA will outperform its 1995 operating results based on the turnaround at Hampton Hospital and the addition of its new outpatient clinics.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

   Exhibit
   Number                Description
   ------                -----------
   11                    Calculation of Earnings Per Share.

   27                    Financial Data Schedule.

   (b) The Company filed the following report on Form 8-K during the period from February 1, 1996 to April 30, 1996.

  Date
of Report                Item Reported
- ---------                -------------
May 30, 1996             Item 5.  Other Events.
June 28, 1996            Item 5.  Other Events.

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

                                                 The Cooper Companies, Inc.
                                            ------------------------------------
                                                        (Registrant)

Date: August 30, 1996                               /s/ Robert S. Weiss
                                            ------------------------------------
                                            Executive Vice President, Treasurer
                                               and Chief Financial Officer

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                Index of Exhibits

Exhibit No.                                                           Page No.
- ----------                                                            -------
  11                     Calculation of Earnings Per Share.

  27                     Financial Data Schedule.

                  STATEMENT OF DIFFERENCES

The registered mark symbol shall be expressed as ......... 'r'
The trademark symbol shall be expressed as ............... 'tm'