Form 10-K
period 1996-10-31
COOPER COMPANIES INC
filed 1997-01-27
CIK 711404

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996  COMMISSION FILE NO. 1-8597
                            ------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                           NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                ON WHICH REGISTERED
--------------------------------------    ------------------------
Common Stock, $.10 Par Value, and         New York Stock Exchange
  associated Rights                       Pacific Stock Exchange
10 5/8% Convertible Subordinated Reset    New York Stock Exchange
  Debentures due 2005                     Pacific Stock Exchange
10% Senior Subordinated Secured Notes     Pacific Stock Exchange
  due 2003

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of  the voting stock held  by non-affiliates of  the
registrant    as   of    December   31,    1996:   Common    Stock,   $.10   Par
Value -- $153,755,167.

     Number of shares outstanding of the registrant's common stock, as of December 31, 1996: 11,675,940.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                        DOCUMENT                             PART OF FORM 10-K
---------------------------------------------------------    -----------------

Portions of the Annual Report to Stockholders for the        Parts I and II
  fiscal year ended October 31, 1996
Portions of the Proxy Statement for the Annual Meeting of    Part III
  Stockholders to be held March 25, 1997

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS

     This report contains projections and other forward-looking statements of the Company's results and prospects. Actual results could differ materially from these projections. Factors that could cause or contribute to differences in fiscal 1997 results include: major changes in business conditions and the economy in general, new competitive inroads, regulatory and other delays on new products and programs, unexpected changes in reimbursement rates and payer mix, unforeseen litigation, decisions to divest businesses and the cost of acquisition activity, particularly if a large acquisition is not completed. Future results are also dependent on each business unit meeting specific objectives.

INTRODUCTION

     The Cooper Companies, Inc. ('TCC' or the 'Company'), through its primary subsidiaries (CooperVision, Inc., CooperSurgical, Inc. and Hospital Group of America, Inc.), develops, manufactures and markets healthcare products, including a range of contact lenses and diagnostic and surgical instruments and accessories, and provides healthcare services through the ownership and operation of certain psychiatric facilities. TCC is a Delaware corporation which was organized on March 4, 1980.

COOPERVISION

     CooperVision, Inc., ('CooperVision' or 'CVI') develops, manufactures and markets a range of contact lenses in the United States and Canada and through distributors in approximately 40 overseas markets. Approximately 50% of the lenses sold are conventional daily or flexible wear lenses and approximately 50% constitute planned replacement lenses.

     CooperVision's major brand name lenses are Hydrasoft'r', Preference'r', Preference Toric'tm', Vantage'r', Permaflex'r', Permalens'r', and Cooper
Clear'tm'. These and other products enable CooperVision to fit the needs of a diverse group of wearers by offering lenses formulated from a variety of polymers containing varying amounts of water and different degrees of oxygen permeability, and having different design parameters, diameters, base curves and lens edges. Certain lenses offer special features such as protection against ultraviolet light, color tint, astigmatic correction or aphakic correction.

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

     In October 1994, CooperVision introduced Preference Toric'tm', a toric planned replacement product. Preference Toric'tm' combines the benefits of the Tetrafilcon A polymer with the low cost 'FIPS'tm' manufacturing techniques and design characteristics of the Hydrasoft'r' toric lens. During 1996, CooperVision launched two major line extensions to Preference Toric'tm' resulting in the broadest product line in toric planned replacement. As a result, practitioners can fit Preference Toric'tm' on more patients than any other planned replacement toric lens.

     CooperVision continues to grow its international sales by focusing on key alliances with optical distributors abroad. Strategic international sales regions for CooperVision include Latin America, the Middle East and the Pacific Rim; regions typically under-served by other contact lens manufacturers.

     CooperVision is continuing to explore opportunities to expand and diversify its business into additional niche markets and is pursuing strategic alliances with European and Asian partners.

COOPERSURGICAL

     CooperSurgical, Inc. ('CooperSurgical' or 'CSI') was established in November 1990 to compete in niche segments of the rapidly expanding worldwide market for diagnostic and surgical instruments, accessories and disposable devices. During the past few years, increasing emphasis has been given to developing, manufacturing and distributing diagnostic and surgical instruments, disposable devices and equipment used selectively in both traditional and minimally invasive surgical procedures, especially those performed by gynecologists. By the end of fiscal 1996, approximately 90% of CooperSurgical's net revenue related to women's healthcare products.

     CooperSurgical's Loop Electrosurgical Excision Procedure products, marketed under the LEEP brand name, are primarily used for the removal of cervical and vaginal pre-cancerous tissue and benign external lesions. Unlike laser ablation, which tends to destroy tissue, the electrosurgical procedure removes affected tissue with minimal charring. This allows the practitioner to obtain a viable tissue specimen for biopsy purposes. In addition, the Loop Electrosurgical Excision Procedure is less painful to the patient than laser ablation and is easily learned by practitioners. Because this procedure enables a gynecologist to both diagnose and treat a patient in one office visit, patients incur lower costs.

     CooperSurgical's LEEP System 1000'r' branded products include an electrosurgical generator, sterile single application LEEP Electrodes, the CooperSurgical Smoke Evacuation System 6080'tm', a single application LEEP
RediKit'r', a series of educational video tapes and a line of autoclavable coated LEEP surgical instruments.

     CooperSurgical's mail order catalog offers a broad line of products for use in diagnostic and surgical gynecologic procedures. Many of these products are exclusive to CooperSurgical including the newly introduced Prima Series'tm' nonconductive specula, the Carter Tubal Assistant'tm' instrument designed to reduce the operating time needed to perform post-partum tubal ligation, The RUMI System'tm' uterine manipulator, the Cer-View'tm' Lateral Wall Retractor and the Vu-Max'tm' Speculum incorporating a new design in LEEP procedure instruments. The catalog includes CooperSurgical's Euro-Med'r' 'Signature' series cervical biopsy punches and instrument care and sterilization systems. The CooperSurgical catalog added the Unimar products including the Pipelle'r', Cervex-Brush'tm', Kronner Manipujector'r' and the patented J-Neddle'tm' for use in closure of trocar incisions.

     In April 1996, the Company acquired Unimar, Inc., a leading provider of specialized disposable medical devices for gynecology. Unimar offers products for endometrial tissue sampling for infertility and the diagnosis of cancer and its precursors, cytological sampling, uterine control during tubal ligation and minimally invasive laparoscopy.

     CooperSurgical's Frigitronics'r' instruments for cryosurgery are used primarily in dermatologic procedures to treat skin cancers, in ophthalmic procedures to treat retinal detachments and remove cataracts, and in certain gynecologic, cardiovascular and general surgical procedures. The primary products bearing the Frigitronics'r' brand name are the Model 310 Zoom Colposcope, the CCS-200 Cardiac Cryosurgical System, the Model 2000 Ophthalmic Cryosurgical System and the Cryo-Plus System for gynecologic office procedures.

     In 1995, CooperSurgical acquired the RUMI'tm' uterine manipulator, a patented system for controlling and positioning the uterus during surgery. RUMI'tm' product line extensions include the KOH Colpotomizer System'tm' which facilitates laparoscopic hysterectomy surgical procedures. This system, which recently received FDA approval, will be introduced in the first quarter of 1997. Compared to competing products, these new CooperSurgical products offer the gynecologist substantially improved pelvic exposure, access and traction during laparoscopic surgery and facilitate dye injection during fertility studies.

HOSPITAL GROUP OF AMERICA

     Hospital Group of America, Inc. ('HGA'), owns and operates three psychiatric facilities: Hartgrove Hospital in Chicago, Illinois (which currently has 119 licensed beds), Hampton Hospital in Rancocas, New Jersey (which currently has 100 licensed beds) and MeadowWood Hospital in New Castle, Delaware (which currently has 50 licensed beds).

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

     In response to market demands for an expanded continuum of care, HGA is further developing its outpatient and partial hospitalization programs. Several facilities offer ambulatory programs to children, adolescents and adults. During 1996, the number of ambulatory programs was increased to 11 at Hartgrove
Hospital, 5 at MeadowWood Hospital and 5 at Hampton Hospital. Additional programs are expected to be initiated in 1997 that will emphasize a continuum of care services.

     In May 1996, the Company acquired land and an existing structure in Kouts, Indiana, for development of a 50 bed residential treatment center. Construction and renovations are underway with a projected opening in mid fiscal 1997.

     Additionally, HGA continues to provide behavioral health management services. In 1996, the Company was awarded several contracts for the management of ambulatory programs. In 1997, HGA will pursue management contracts for inpatient behavioral health units in medical/surgical hospitals.

     The following is a comparison of certain statistical data relating to inpatient treatment for fiscal years 1996, 1995 and 1994 for the psychiatric facilities owned by HGA:

                                                               FISCAL YEAR ENDED OCTOBER 31,
                                                               ------------------------------
                                                                1996        1995        1994
                                                               ------      ------      ------

Total patient days..........................................   63,918      62,556      71,882
Admissions..................................................    5,353       4,782       4,787
Average length of stay (in days)............................     11.9        12.9        15.0
Average occupancy...........................................     64.9%       63.7%       73.2%

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

     Until December 31, 1995, a medical group not affiliated with HGA was responsible for providing both clinical and clinical administrative services at Hampton Hospital. In December 1995, the Company announced the settlement of a dispute with the management of that medical group. (See Note 4.)(1)

     Patient and Third Party Payments. HGA receives payment for its psychiatric services either from patients, from their health insurers or through the Medicare, Medicaid and Civilian Health and Medical Program of Uniformed Services ('CHAMPUS') governmental programs. Medicare is a federal program which entitles persons 65 and over to a lifetime benefit of up to 190 days as an inpatient in an acute psychiatric facility. Persons defined as disabled, regardless of age, also receive this benefit. Medicaid is a joint federal and state program available to persons with limited financial resources. CHAMPUS is a federal program which provides health insurance for active and retired military personnel and their dependents.

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

------------
     (1) All references to Note numbers shall constitute the incorporation by reference of the text of the specific Note contained in the Notes to Consolidated Financial Statements of the Company and its subsidiaries contained in the Company's 1996 Annual Report, which notes are incorporated herein by reference to Item 8, into the Item number in which it appears.

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

     Limits on Reimbursement. Changes in government reimbursement programs have resulted in limitations on increases in, and in some cases in reduced levels of, reimbursement for healthcare services, and additional changes are anticipated. Such changes are likely to result in further limitations on reimbursement levels. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures. Inpatient hospital utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. In addition, efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue. Although the Company is unable to predict the effect these changes will have on its operations, as the number of patients covered by managed care payors increases, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a further adverse effect on HGA's business and earnings.

RESEARCH AND DEVELOPMENT

     During the fiscal years ended October 31, 1996, 1995 and 1994, expenditures for Company-sponsored research and development were $1,176,000, $2,914,000 and $4,407,000, respectively. The Company decided to discontinue development and outlicensing of its calcium channel blocker compound. During fiscal 1996, CooperVision incurred approximately 67% and CooperSurgical incurred approximately 33% of total research and development. No customer-sponsored research and development has been conducted.

     The Company employs 11 people in its research and development and manufacturing engineering departments. Product development and clinical research for CooperVision products are supported by outside specialists in lens design, formulation science, polymer chemistry, microbiology and biochemistry. Product research and development for CooperSurgical is conducted in-house and by outside surgical specialists, including members of both the CooperSurgical and Euro-Med surgical advisory boards.

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

RAW MATERIALS

     In general, raw materials required by CooperVision consist of various polymers and packaging materials. Alternative sources of all of these materials are available. Raw materials used by CooperSurgical or its suppliers are generally available from a variety of sources. Products manufactured for CooperSurgical are generally available from more than one source. However, because some products require specialized manufacturing procedures,
CooperSurgical could experience inventory shortages if an alternative manufacturer had to be secured on short notice.

MARKETING AND DISTRIBUTION

     Healthcare Products. In the United States and Canada, CooperVision markets its products through its field sales representatives, who call on ophthalmologists, optometrists, opticians and optical chains. In the United States, field sales representatives also call on distributors.

     CooperSurgical's   products  are   marketed  worldwide  by   a  network  of
independent sales representatives and distributors, and additionally, in the United States through a direct mail catalog program.

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

DEPENDENCE UPON CUSTOMERS

     No material portion of TCC's businesses is dependent upon any one customer or upon any one affiliated group of customers. However, approximately 23% and 30%, respectively, of HGA's fiscal 1996 net patient revenue was generated by Medicaid and Medicare.

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

     In the surgical segment, competitive factors are technological and scientific advances, product quality, price and effective communication of product information to physicians and hospitals. CooperSurgical believes that it benefits, in part, from the technological advantages of certain of its products and from the ongoing development of new medical procedures, which creates a market for equipment and instruments specifically tailored for use in such new procedures. CooperSurgical competes by focusing on distinct niche markets and supplying medical personnel working in those markets with equipment, instruments and disposable products that are high in quality and that, with respect to certain procedures, enable a medical practitioner to obtain from one source all of the equipment, instruments and disposable products required to perform such procedures. As CooperSurgical develops products to be used in the performance of new medical procedures, it offers training to medical professionals in the performance of such procedures. CooperSurgical competes with a number of manufacturers in each of its niche markets, including larger manufacturers that have greater financial and personnel resources and sell a substantially larger number of product lines.

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

SEASONALITY

     HGA's psychiatric facilities experience a decline in occupancy rates during the summer months when school is not in session and during the year-end holiday season. CVI's contact lens sales in the first fiscal quarter are generally lower than subsequent quarters due to fewer patient visits during the holiday season.

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

     Note 13 sets forth financial information with respect to TCC's business segments. Operations outside the United States are immaterial.

EMPLOYEES

     On October 31, 1996, TCC and its subsidiaries employed approximately 1,100 persons. In addition, HGA's psychiatric facilities are staffed by licensed physicians who have been admitted to the medical staff of an individual facility. Certain of those physicians are not employees of HGA. TCC believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     The following are TCC's principal facilities as of December 31, 1996:

                                                                 APPROXIMATE       APPROXIMATE
                                                                 FLOOR AREA          ANNUAL          LEASE
            LOCATION                       OPERATIONS             (SQ. FT.)           RENT        EXPIRATION
--------------------------------  ----------------------------   -----------      -------------   -----------

United States
     Pleasanton, CA               Executive Offices                 13,700        $212,000        Sept. 2000
     Fort Lee, NJ                 Offices                           11,200(1)     $231,000(1)     Mar. 2005
     Chicago, IL                  Psychiatric Hospital              67,800        Owned in fee    N/A(2)
     New Castle, DE               Psychiatric Hospital              45,000        Owned in fee    N/A(2)
     Mt. Holly, NJ                Learning Facility                 22,000        $193,000        Aug. 1997
     Rancocas, NJ                 Psychiatric Hospital              65,000        Owned in fee    N/A(2)
     Kouts, IN                    Residential Treatment Center      13,300        Owned in fee    N/A
     Irvine, CA                   Executive Offices, CVI
                                  Offices, distribution and
                                  customer service                  17,500        $120,000        Jan. 1998
     Huntington Beach, CA         CVI manufacturing &
                                  technical offices                 20,600        $190,000        April 1997
     Fairport, NY                 CVI administrative offices &
                                  marketing                         15,300        $240,000(3)     March 1997
     Scottsville, NY              CVI manufacturing,
                                  distribution and warehouse
                                  facilities                        36,000        Owned in fee    N/A
     Shelton, CT                  CSI manufacturing, research
                                  and development, marketing,
                                  distribution and warehouse
                                  facilities                        25,000        $288,000        Dec. 2001
Canada
     Markham, Ont.                CVI Offices, manufacturing
                                  distribution and warehouse
                                  facilities                        21,000        $75,000         Feb. 2000

------------

(1) The Company entered into sublease agreements on December 9, 1994 and March 18, 1996, pursuant to which it has subleased to a third party all of its Fort Lee, New Jersey, office space at a combined annual base rent of $173,000 until March 31, 2000. The subtenant has an option to renew the subleases for an additional five years.

(2) Outstanding loans, totaling $10,675,000 as of October 31, 1996, were secured by these properties.

(3) Includes utilities, common area charges and taxes.

                            ------------------------
     The Company believes its properties are suitable and adequate for its businesses.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a defendant in a number of legal actions relating to its past or present businesses in which plaintiffs are seeking damages. In the opinion of management, after consultation with counsel, the ultimate disposition of those actions will not materially affect the Company's financial position or results of operations.

     In January 1994, the Company was found guilty on six counts of mail fraud and one count of wire fraud based upon the conduct of a former Co-Chairman relating to a 'trading scheme' to 'frontrun' high yield bond purchases, but was acquitted of charges of conspiracy and aiding and abetting violations of the Investment Advisers Act. The Company was sentenced on July 15, 1994, at which time it was ordered to make restitution to Keystone Custodian Funds, Inc. of $1,310,166, which was paid August 15,

1994. In addition, the Company was ordered to pay a noninterest bearing fine over the next three years in the amount of $1,831,568. Payments of $350,000 each were made in 1995 and 1996 with an additional payment of $1,131,568 payable on July 15, 1997. These amounts were charged against net income in previous fiscal years. Also the Company settled in December 1994 a related SEC action under which the Company agreed to the disgorgement of $1,621,474 and the payment of a civil penalty of $1,150,000. The Company had already disgorged $1,310,166 in connection with the sentence imposed in a related criminal action involving the 'frontrunning' arrangement; the balance of the disgorgement was paid in January 1995. The civil penalty imposed by the SEC was offset by the larger fine to which the Company was sentenced in the criminal action.

     The Company was named as a nominal defendant in a stockholder derivative action entitled Harry Lewis and Gary Goldberg v. Gary A. Singer, Steven G. Singer, Arthur C. Bass, Joseph C. Feghali, Warren J. Keegan, Robert S. Holcombe and Robert S. Weiss, which was filed on May 27, 1992 in the Court of Chancery, State of Delaware, New Castle County. Lewis and Goldberg subsequently amended their complaint, and the Delaware Chancery Court consolidated the amended complaint with a similar complaint filed by another plaintiff as In re The
Cooper Companies, Inc. Litigation, Consolidated C.A. 12584. The Lewis and Goldberg amended complaint was designated as the operative complaint (the 'Derivative Complaint'). The Derivative Complaint alleges that certain directors of the Company and Gary A. Singer, as Co-Chairman of the Board of Directors, caused or allowed the Company to be a party to a 'trading scheme' to 'frontrun' high yield bond purchases by the Keystone Custodian Fund, Inc., a group of mutual funds. The Derivative Complaint also alleges that the defendants violated their fiduciary duties to the Company by not vigorously investigating certain allegations of securities fraud. The Derivative Complaint requests that the Court order the defendants (other than the Company) to pay damages and expenses to the Company and certain of the defendants to disgorge their profits to the Company. The parties have been engaged in negotiations and had agreed upon the terms of a settlement. Although the proposed settlement was submitted to the Court for approval following notice to the Company's stockholders and a hearing, Plaintiffs have decided not to proceed with the settlement in its present form, and the parties have reopened settlement discussions. There can be no assurance that the current discussions will ultimately end the litigation. The individual defendants have advised the Company that they believe they have meritorious defenses to the lawsuit and that, in the event the case proceeds to trial, they intend to defend vigorously against the allegations in the Derivative Complaint.

     The Company was also named as a nominal defendant in a stockholder derivative action entitled Bruce D. Sturman v. Gary A. Singer, Steven G. Singer, Brad C. Singer, Dorothy Singer as the Executrix of the Estate of Martin Singer, Karen Sue Singer, Norma Singer Brandes, Normel Construction Corp., Brandes & Singer, and Romulus Holdings, Inc., which was filed on June 6, 1995 in the Court of Chancery of the State of Delaware, New Castle County. The complaint is similar to a derivative complaint filed by Mr. Sturman in the Supreme Court of the State of New York on May 26, 1992, which was dismissed under New York Civil Practice Rule 327(a) on August 17, 1993. The dismissal of the New York case was affirmed by the Appellate Division on March 28, 1995. The allegations in the Delaware complaint filed by Mr. Sturman relate to substantially the same facts and events at issue in In re The Cooper Companies, Inc. Litigation described above, and similar relief is sought. The parties had agreed that Mr. Sturman's Delaware action would be consolidated into and tentatively settled with In re The Cooper Companies, Inc. Litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of fiscal 1996 to a vote of the Company's security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on The New York Stock Exchange, Inc. and the Pacific Stock Exchange Incorporated. No cash dividends were paid with respect to the common stock in fiscal 1996 or 1995.

     The indenture, dated as of March 1, 1985, governing the Company's 10 5/8% Convertible Subordinated Reset Debentures Due 2005, as amended by the First Supplemental Indenture dated as of June 29, 1989 and the Second Supplemental Indenture dated as of January 6, 1994, and the indenture dated as of January 6, 1994 governing the Company's 10% Senior Subordinated Secured Notes due 2003 (collectively, the 'Indentures'), prohibit the payment of cash dividends on the Company's common stock unless (i) no defaults exist or would exist under the Indentures, (ii) the Company's Cash Flow Coverage Ratio (as defined in the Indentures) for the most recently ended four full fiscal quarters has been at least 1.5 to 1, and (iii) such cash dividend, together with the aggregate of all other Restricted Payments (as defined in the Indentures), is less than the sum of 50% of the Company's cumulative net income plus the proceeds of certain sales of the Company's or its subsidiaries' capital stock subsequent to February 1, 1994. The Company does not anticipate, in the foreseeable future paying cash dividends on its common stock.

     Common stock price range:

                    FIRST       SECOND        THIRD       FOURTH
  1996             QUARTER      QUARTER      QUARTER      QUARTER
---------          -------      -------      -------      -------

High               $8.000       $11.125      $13.125      $15.125
Low                $5.625       $ 6.375      $ 9.625      $10.750


  1995
---------
High               $8.625       $ 8.625      $ 9.750      $11.250
Low                $6.000       $ 5.250      $ 5.250      $ 5.875

     At December 31, 1996 and 1995, there were 2,845 and 3,067 common stockholders of record, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required for this item is contained under the caption 'Five Year Financial Highlights,' in the Company's 1996 Annual Report to Stockholders which is incorporated herein by reference and is included as Exhibit 13 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required for this item is contained under the caption 'Management's Discussion and Analysis of Financial Condition and Results of Operations' in the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference and is included as Exhibit 13 to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS.

     The information  required for  this  item is  included under  the  captions
'Consolidated Balance Sheets,' 'Consolidated Statements of Operations,' 'Consolidated Statements of Stockholders' Equity (Deficit),' 'Consolidated Statements of Cash Flows,' 'Notes to Consolidated Financial Statements' and 'Independent Auditors' Report' in the Company's 1996 Annual Report to
Stockholders,  which  is incorporated  herein by  reference  and is  included as
Exhibit 13 to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading 'Election of Directors' and 'Executive Officers of the Company,' in the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on March 25, 1997 is incorporated herein by reference with respect to each of the Company's directors and the executive officers who are not also directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under the sub-heading 'Executive Compensation' and 'Compensation of Directors,' of the 'Election of Directors' section of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on March 25, 1997 is incorporated herein by reference with respect to the Company's chief executive officer and the four other most highly compensated executive officers of the Company and the directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the sub-headings 'Securities Held by Management' and 'Principal Securityholders' of the 'Election of Directors' section of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on March 25, 1997 is incorporated herein by reference with respect to certain beneficial owners, the directors and management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the sub-heading 'Certain Relationships and Related Transactions' of the 'Election of Directors' section of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on March 25, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

          1. Financial Statements of the Company.

             The Consolidated Financial Statements and the Notes thereto and the Independent Auditors' Report on the foregoing, such items contained in the Company's 1996 Annual Report to Stockholders which is incorporated herein by reference and is included as Exhibit 13 to this Form 10-K.

          2. Accountants' Consent and Report on Schedule.

          3. Financial Statement Schedules of the Company.

            SCHEDULE
            NUMBER     DESCRIPTION
            ---------  -----------
            II.        Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

          Also included herein are separate company financial statements and the notes thereto, the Independent Auditors' Report thereon and required financial statement schedules of:

          Hospital Group of America, Inc. and Subsidiaries and CooperSurgical, Inc.

                  ACCOUNTANTS' CONSENT AND REPORT ON SCHEDULE

The Board of Directors
THE COOPER COMPANIES, INC.

     The audits of the consolidated financial statements of The Cooper Companies, Inc. and subsidiaries referred to in our report dated December 9, 1996, which is incorporated herein by reference, included the related financial statement schedule for each of the years in the three-year period ended October 31, 1996 as listed in Item 14 of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We consent to incorporation by reference in the Registration Statement Nos. 33-50016 and 33-11298 on Form S-3 and Registration Statement Nos. 333-10997, 33-27938, 33-36325 and 33-36326 on Form S-8 of The Cooper Companies, Inc. of our reports dated December 9, 1996, relating to the consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended October 31, 1996, and related schedule, and of our reports dated December 3, 1996 relating to the consolidated balance sheets of Hospital Group of America, Inc. and subsidiaries as of October 31, 1996 and 1995 and the related consolidated statements of operations, stockholder's equity (deficiency) and cash flows for each of the years in the three-year period ended October 31, 1996, and related schedule, and the balance sheets of CooperSurgical, Inc. as of October 31, 1996 and 1995 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended October 31, 1996, and related schedule, which reports appear in or are incorporated by reference in the October 31, 1996 Annual Report on Form 10-K of The Cooper Companies, Inc.

                                          KPMG PEAT MARWICK LLP

San Francisco, California
January 24, 1997

                                                                     SCHEDULE II

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31, 1996

                                                                                  ADDITIONS
                                                                    BALANCE AT    CHARGED TO    DEDUCTIONS/    BALANCE
                                                                    BEGINNING     COSTS AND     RECOVERIES/    AT END
                                                                     OF YEAR       EXPENSES      OTHER (1)     OF YEAR
                                                                    ----------    ----------    -----------    -------
                                                                                      (IN THOUSANDS)

Allowance for doubtful accounts:
     Year ended October 31, 1996.................................     $2,241        $1,849        $(2,121)     $1,969
                                                                    ----------    ----------    -----------    -------
                                                                    ----------    ----------    -----------    -------
     Year ended October 31, 1995.................................     $2,647        $2,300        $(2,706)     $2,241
                                                                    ----------    ----------    -----------    -------
                                                                    ----------    ----------    -----------    -------
     Year ended October 31, 1994.................................     $3,240        $2,431        $(3,024)     $2,647
                                                                    ----------    ----------    -----------    -------
                                                                    ----------    ----------    -----------    -------

------------

(1) Uncollectible accounts written off, recovered accounts receivable previously written off and other items.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
HOSPITAL GROUP OF AMERICA, INC.:

     We have audited the accompanying consolidated balance sheets of Hospital Group of America, Inc., (a wholly owned subsidiary of The Cooper Companies, Inc.) and subsidiaries ('HGA') as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity (deficiency) and cash flows for each of the years in the three year period ended October 31, 1996. In connection with our audits of the consolidated financial statements, we also audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of HGA's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospital Group of America, Inc. and subsidiaries at October 31, 1996 and 1995, and the results of their operations, and their cash flows for each of the years in the three year period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania
December 3, 1996

               HOSPITAL GROUP OF AMERICA, INC., AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 1996 AND 1995

                                                                                                1996       1995
                                                                                              --------    -------
                                                                                               (IN THOUSANDS OF
                                                                                                   DOLLARS)

                                          ASSETS
Current assets:
     Cash and cash equivalents.............................................................   $  1,464    $ 2,314
     Accounts receivable, net of estimated uncollectibles of $1,253 in 1996 and $1,693 in
      1995.................................................................................     13,108     11,176
     Other receivables.....................................................................          2         64
     Supplies..............................................................................        253        238
     Prepaid expenses and other current assets.............................................        792      1,135
                                                                                              --------    -------
          Total current assets.............................................................     15,619     14,927
                                                                                              --------    -------
Property and equipment:
     Land..................................................................................      1,305      1,305
     Buildings and improvements............................................................     31,732     31,521
     Equipment, furniture and fixtures.....................................................      2,347      1,988
     Construction in progress..............................................................        861          0
                                                                                              --------    -------
                                                                                                36,245     34,814
     Less accumulated depreciation.........................................................     (6,221)    (4,726)
                                                                                              --------    -------
          Total property and equipment, net................................................     30,024     30,088
Goodwill, net of accumulated amortization of $906 in 1996 and $701 in 1995.................      4,604      5,032
Other assets...............................................................................        268        353
                                                                                              --------    -------
                                                                                              $ 50,515    $50,400
                                                                                              --------    -------
                                                                                              --------    -------
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable......................................................................   $  1,149    $   577
     Accrued liabilities...................................................................      2,525      4,751
     Accrued salaries and related expenses.................................................      2,009      2,565
     Accrued interest payable..............................................................        146        177
     Net estimated third-party payor settlements...........................................        492      2,098
     Current portion of long-term debt.....................................................        667      2,124
                                                                                              --------    -------
          Total current liabilities........................................................      6,988     12,292

Long-term debt, less current portion.......................................................     10,008      9,222
Other non-current liabilities..............................................................      1,680      3,001
Due to parent..............................................................................     44,011     33,340
Stockholder's deficiency:
     Common stock, $.01 par value, 1000 shares authorized, issued and outstanding..........          0          0
     Additional paid-in capital............................................................     12,324     12,324
     Accumulated deficit...................................................................    (24,496)   (19,779)
                                                                                              --------    -------
          Total stockholder's deficiency...................................................    (12,172)    (7,455)
                                                                                              --------    -------
                                                                                              $ 50,515    $50,400
                                                                                              --------    -------
                                                                                              --------    -------

          See accompanying notes to consolidated financial statements.

               HOSPITAL GROUP OF AMERICA, INC., AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                                                    1996        1995       1994
                                                                                   -------    --------    -------
                                                                                     (IN THOUSANDS OF DOLLARS)

Net patient service revenue.....................................................   $40,676    $ 38,392    $40,365
Other operating revenue.........................................................     2,337       2,520      2,675
                                                                                   -------    --------    -------
Net operating revenue...........................................................    43,013      40,912     43,040
                                                                                   -------    --------    -------
Costs and expenses:
     Salaries and benefits......................................................    24,394      23,654     23,348
     Purchased services.........................................................     1,998       1,865      2,044
     Professional fees..........................................................     3,116       3,312      3,177
     Supplies expense...........................................................     2,162       1,938      1,929
     Other operating expenses...................................................     7,214       7,832      8,620
     Settlement of disputes, net................................................      (223)      5,213      1,508
     Bad debt expense...........................................................     1,211       1,551      1,753
     Depreciation and amortization..............................................     1,871       1,790      1,735
     Interest on long-term debt.................................................     1,737       1,377      1,365
     Interest on due to Parent note.............................................     4,250       3,458      2,795
                                                                                   -------    --------    -------
          Total costs and expenses..............................................    47,730      51,990     48,274
                                                                                   -------    --------    -------
Net loss........................................................................   $(4,717)   $(11,078)   $(5,234)
                                                                                   -------    --------    -------
                                                                                   -------    --------    -------

          See accompanying notes to consolidated financial statements.

               HOSPITAL GROUP OF AMERICA, INC., AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                                                                           TOTAL
                                                                          ADDITIONAL                   STOCKHOLDER'S
                                                                COMMON     PAID-IN      ACCUMULATED       EQUITY
                                                                STOCK      CAPITAL        DEFICIT      (DEFICIENCY)
                                                                ------    ----------    -----------    -------------
                                                                             (IN THOUSANDS OF DOLLARS)

Balance, November 1, 1993....................................     $0       $ 12,324      $  (3,467)      $   8,857
     Net loss................................................      0              0         (5,234)         (5,234)
                                                                  --      ----------    -----------    -------------
Balance, October 31, 1994....................................     $0       $ 12,324      $  (8,701)      $   3,623
                                                                  --      ----------    -----------    -------------
                                                                  --      ----------    -----------    -------------

Balance, November 1, 1994....................................     $0       $ 12,324      $  (8,701)      $   3,623
     Net loss................................................      0              0        (11,078)        (11,078)
                                                                  --      ----------    -----------    -------------
Balance, October 31, 1995....................................     $0       $ 12,324      $ (19,779)      $  (7,455)
                                                                  --      ----------    -----------    -------------
                                                                  --      ----------    -----------    -------------

Balance, November 1, 1995....................................     $0       $ 12,324      $ (19,779)      $  (7,455)
     Net loss................................................      0              0         (4,717)         (4,717)
                                                                  --      ----------    -----------    -------------
Balance, October 31, 1996....................................     $0       $ 12,324      $ (24,496)      $ (12,172)
                                                                  --      ----------    -----------    -------------
                                                                  --      ----------    -----------    -------------

          See accompanying notes to consolidated financial statements.

               HOSPITAL GROUP OF AMERICA, INC., AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                                                     1996        1995       1994
                                                                                    -------    --------    -------
                                                                                      (IN THOUSANDS OF DOLLARS)

Cash flows from operating activities:
     Net loss....................................................................   $(4,717)   $(11,078)   $(5,234)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization of goodwill and loan fees................     1,871       1,790      1,735
          Accrued interest, management fees and net expenses due to Parent.......     8,663       4,328      5,477
          Change in operating assets and liabilities:
               (Increase) in accounts receivable.................................    (1,870)       (174)    (1,698)
               (Increase) Decrease in supplies, other current assets and other
                 noncurrent assets...............................................       636         312       (570)
               (Increase) Decrease in accounts payable, accrued expenses, estimated third party payor settlements, and other noncurrent
                 liabilities.....................................................    (5,168)      5,060      3,785
                                                                                    -------    --------    -------
                    Net cash provided by (used in) operating activities..........      (585)        238      3,495
                                                                                    -------    --------    -------
Cash flows from investing activities:
     Proceeds from sale of property..............................................         0           0        121
     Capital expenditures........................................................    (1,431)       (333)      (375)
     Proceeds from Progressions' settlement......................................       235         421          0
     Other.......................................................................        48           5         58
                                                                                    -------    --------    -------
                    Net cash provided by (used in) investing activities..........    (1,148)         93       (196)
                                                                                    -------    --------    -------

Cash flows from financing activities:
     Principal payments on long-term debt........................................      (667)     (1,210)    (1,162)
     Cash to Parent..............................................................      (250)       (800)      (400)
     Cash advance from Parent....................................................     1,800         400      1,400
                                                                                    -------    --------    -------
                    Net cash provided by (used in) financing activities..........       883      (1,610)      (162)
                                                                                    -------    --------    -------

Net (decrease) increase in cash and cash equivalents.............................      (850)     (1,279)     3,137
Cash and cash equivalents, beginning of period...................................     2,314       3,593        456
                                                                                    -------    --------    -------
Cash and cash equivalents, end of period.........................................   $ 1,464    $  2,314    $ 3,593
                                                                                    -------    --------    -------
                                                                                    -------    --------    -------
Supplemental disclosure of cash flow information
     Interest paid during the period.............................................   $ 1,486    $  1,452    $ 1,452
                                                                                    -------    --------    -------
                                                                                    -------    --------    -------

          See accompanying notes to consolidated financial statements.

               HOSPITAL GROUP OF AMERICA, INC., AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED OCTOBER 31, 1996 , 1995 AND 1994

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business -- The accompanying consolidated financial statements include the accounts of Hospital Group of America, Inc. (HGA) a wholly-owned subsidiary of The Cooper Companies, Inc. ('Cooper' or 'Parent') and its wholly owned subsidiaries (the 'Company'). All intercompany balances and transactions have been eliminated. The Company owns and operates the following psychiatric facilities (the 'Facilities'):

NAME OF FACILITY                                LOCATION
----------------                                --------

Hartgrove Hospital............................  Chicago, Illinois
Hampton Hospital..............................  Rancocas, New Jersey
MeadowWood Hospital...........................  New Castle, Delaware

     Net Patient Service Revenue -- Net patient service revenue is recorded at the estimated net realizable amounts from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in the period as final settlements are determined. In 1996 and 1995, HGA received and recognized approximately $2,000,000 and $2,400,000, respectively, associated with prior year cost report settlements.

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

     Charity Care -- The Company provides care to indigent patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue. The Company maintains records to identify and monitor the level of charity care it provides. These records include the amount of charges foregone for services and supplies furnished under its charity care policy. Charges at the Company's established rates foregone for charity care provided by the Company amounted to $2,275,431, $2,142,000 and $2,498,000 for 1996, 1995 and 1994, respectively.
Hampton Hospital is required by its Certificate of Need to incur not less than 10% of total patient days as free care.

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

     Property and Equipment -- Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets, which range from 20 to 40 years for buildings and improvements and 5 to 10 years for equipment, furniture and fixtures.

     Goodwill -- Goodwill is amortized on a straight-line basis over thirty years. Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of goodwill may not be recoverable. The Company assesses the recoverability of goodwill by

               HOSPITAL GROUP OF AMERICA, INC., AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED OCTOBER 31, 1996 , 1995 AND 1994

determining whether the amortization of the goodwill balance over its remaining life can be recovered through reasonably expected undiscounted future results.

     Other Assets -- Loan fees incurred in obtaining long-term financing are deferred and recorded as other assets. Loan fees are amortized over the terms of the related loans. The balance of unamortized loan fees amounted to $149,000 and $258,000 respectively, at October 31, 1996 and 1995.

     Income Taxes -- The Company is included in the consolidated income tax returns of the Parent. The consolidated federal, state and local taxes are subject to a tax sharing agreement under which the Company's liability is computed on a non-consolidated basis using a combined rate of 40%.

     Statement of Financial Standards No. 109 'Accounting for Income Taxes' (FAS
109) was adopted by the Company in 1994. FAS 109 required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of 'temporary differences' by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under FAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Provision is made for deferred income taxes applicable to temporary differences between financial statement and taxable income.

     Use of Estimates -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

      Commercial Insurance -- Most commercial insurance carriers reimburse the Company on the basis of the Facilities' charges, subject to the rates and limits specified in their policies. Patients covered by commercial insurance generally remain responsible for any differences between insurance proceeds and total charges.

      Blue Cross -- Reimbursement under Blue Cross plans vary depending on the areas in which the Facilities presently operate. Benefits paid to the Company can be charge-based, cost based, negotiated per diem rates or approved through a state rate setting process.

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

      Medicaid  --  Services  rendered  to  State  Medicaid  beneficiaries   are
      reimbursed based on rates established by each individual state program.

               HOSPITAL GROUP OF AMERICA, INC., AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED OCTOBER 31, 1996 , 1995 AND 1994

     The Company's business activities are primarily with large insurance companies and federal and state agencies or their intermediaries. Other than adjustments arising from audits by certain of these agencies, the risk of loss arising from the failure of these entities to perform according to the terms of their respective contracts is considered remote.

C. RELATED PARTY TRANSACTIONS

     The current portion of Due to Parent as of October 31, 1996 consists of amounts due under a Demand Note (Demand Note) for costs incurred or paid by the Parent in connection with the acquisition of the Company in 1992, cash advances from the Parent, interest payable on the subordinated note in the amount of
$1,920,000 and an allocation of Cooper corporate services amounting to $1,378,000, net of payments to the Parent.

     All current and future borrowing under the terms of the Demand Note bear interest, payable monthly, at the rate of 15% per annum (17% in the event principal and interest is not paid when due), and all principal and all accrued and unpaid interest under the Demand Note shall be completely due and payable on demand. The Parent has indicated that a demand for payment will not be made prior to November 1, 1997.

     The non-current portion of Due to Parent consists of a $16,000,000 subordinated note. The annual interest rate on the Note is 12%. The principal amount of this Note shall be due and payable on May 29, 2002 unless payable sooner pursuant to the terms of the Note.

     HGA performed management services on behalf of PSG Management, Inc. (PSG), a sister company to HGA and a wholly-owned subsidiary of Cooper, in connection with a management agreement, which ended in May, 1995, between PSG and the former owner of HGA for which it earned a fee of 25% of certain of its corporate headquarters' cost plus a 20% mark-up. Such fees earned by HGA from PSG amounted to $269,000 and $428,000 for the years ended October 31, 1995 and 1994, respectively.

     HGA allocated interest expense to PSG primarily to reflect an estimate of the interest cost on debt incurred by HGA in connection with the 1992 acquisition of the Company by Cooper, which relates to the PSG management agreement described above. Such allocations amounted to $163,000 and $254,000 for 1995 and 1994, respectively, and are recorded as reductions of interest on long-term debt and interest on Due to Parent Demand Note.

D. EMPLOYEE BENEFITS

     The Company participates in Cooper's 401(k) plan (the 'Plan'), which covers substantially all full-time employees with more than 60 days of service. The Company matches employee contributions up to certain limits. These costs were $49,000, $58,000 and $61,000 for 1996, 1995 and 1994, respectively.

               HOSPITAL GROUP OF AMERICA, INC., AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED OCTOBER 31, 1996 , 1995 AND 1994

E. LONG TERM DEBT

     Long-term debt at October 31, 1996 and 1995 consists of the following:

                                                                     1996           1995
                                                                  -----------    -----------

Bank term loan, interest at 2.5% above the bank's prime rate
  (8.25% at October 31, 1996), subject to a minimum rate of 9%, payable monthly, principal payable in installments through
  August 2001..................................................   $10,675,000    $ 9,889,000
Industrial Revenue Bonds (IRB), interest at 85% of prime rate
  (8.75% at October 31, 1995), paid in 1996....................             0      1,457,000
                                                                  -----------    -----------
                                                                   10,675,000     11,346,000
Less current portion...........................................      (667,000)    (2,124,000)
                                                                  -----------    -----------
                                                                  $10,008,000    $ 9,222,000
                                                                  -----------    -----------
                                                                  -----------    -----------

     Annual maturities of long-term debt are as follows:

 YEAR ENDING
  OCTOBER 31
------------

   1997.........................................................................   $  667,000
   1998.........................................................................      667,000
   1999.........................................................................      667,000
   2000.........................................................................      667,000
   2001.........................................................................    8,007,000

     Substantially all of the property and equipment and accounts receivable of the Company collateralize the debt outstanding.

     The long-term debt agreement contains several covenants, including the maintenance by the Company of certain ratios and levels of net worth (as defined), restrictions with respect to the payments of cash dividends on common stock and on the levels of capital expenditures, interest and debt payments. On December 29, 1995, the outstanding principal balance of $1,320,000 on the Industrial Revenue Bond was reloaded into the bank term loan. The bank term loan was renegotiated on September 17, 1996. Terms of the amended agreement reduced the interest rate to two and one half percentage points above the bank's prime rate and extended the loan maturity to August 1, 2001. Additionally, because HGA achieved targeted operating results, the interest rate was further reduced effective November 1, 1996 to a rate of two percentage points (2%) above the bank's prime rate, subject to a minimum of nine percent (9%). The rates in effect at October 31, 1996 and 1995 were 10.75% and 12.75%, respectively.

F. COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in various litigation cases. In the opinion of management, the disposition of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

               HOSPITAL GROUP OF AMERICA, INC., AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED OCTOBER 31, 1996 , 1995 AND 1994

     The Company leases certain space and equipment under operating lease agreements. The following is a schedule of estimated minimum payments due under such leases with an initial term of more than one year as of October 31, 1996:

YEAR ENDING OCTOBER 31                                      BUILDINGS    EQUIPMENT     TOTAL
----------------------                                      ---------    ---------    --------

      1997...............................................   $ 287,000    $ 66,000     $353,000
      1998...............................................     179,000      60,000      239,000
      1999...............................................      30,000      32,000       62,000
      2000-2001..........................................           0      48,000       48,000
                                                            ---------    ---------    --------
                                                            $ 496,000    $206,000     $702,000
                                                            ---------    ---------    --------
                                                            ---------    ---------    --------

     Some of the operating leases contain provisions for renewal or increased rental (based upon increases in the Consumer Price Index), none of which are taken into account in the above table. Rental expense under all operating leases amounted to $857,000, $706,000 and $736,000 for 1996, 1995 and 1994,
respectively.

     On May 14, 1996, the Company acquired land and an existing structure in Kouts, Indiana, for development of a 50 bed residential treatment center. Renovations and additions to the existing structure are currently in progress and an opening date of March 31, 1997 is anticipated.

G. INCOME TAXES

     A reconciliation of the provision for (benefit of) income taxes included in the Company's consolidated statements of operations and the amount computed by applying the federal income tax rate to losses follows:

                                                                    YEAR ENDED OCTOBER 31,
                                                                 -----------------------------
                                                                  1996       1995       1994
                                                                 -------    -------    -------
                                                                        (IN THOUSANDS)

Computed expected benefit.....................................   $(1,604)   $(3,766)   $(1,780)
Increase in taxes resulting from:
     Amortization of intangibles..............................        70         70         70
     Net operating losses for which no benefit was
       recognized.............................................     1,520      3,680      1,704
     Other....................................................        14         16          6
                                                                 -------    -------    -------
     Actual provision for income taxes........................   $     0    $     0    $     0
                                                                 -------    -------    -------
                                                                 -------    -------    -------

               HOSPITAL GROUP OF AMERICA, INC., AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED OCTOBER 31, 1996 , 1995 AND 1994

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                YEAR ENDED
                                                                                OCTOBER 31,
                                                                            ------------------
                                                                             1996       1995
                                                                            -------    -------
                                                                              (IN THOUSANDS)

Deferred tax assets:
     Accounts receivable, principally due to allowance for doubtful
       accounts..........................................................   $   501    $   677
     Accrued liabilities, principally due to litigation reserves.........     1,194      2,830
     Net operating loss carryforwards....................................     9,705      6,341
                                                                            -------    -------
          Total gross deferred tax assets................................    11,400      9,848
          Less valuation allowance.......................................    (4,944)    (3,250)
                                                                            -------    -------
          Net deferred tax assets........................................     6,456      6,598
                                                                            -------    -------
Deferred tax liabilities:
     Plant and equipment, principally due to purchase accounting
       requirements......................................................    (6,358)    (6,303)
     Other, principally due to differences in accounting methods for
       financial and tax purposes........................................       (98)      (295)
                                                                            -------    -------
     Deferred tax liabilities............................................    (6,456)    (6,598)
                                                                            -------    -------
     Net deferred tax assets.............................................   $     0    $     0
                                                                            -------    -------
                                                                            -------    -------

     The net change in the total valuation allowance for the year ended October 31, 1996, 1995 and 1994 was an increase of $1,694,000, $3,928,000 and a decrease of $3,272,000, respectively.

     At October 31, 1996 the Parent had consolidated net operating loss carryforwards, of which approximately $10,000,000 related to the Company. The tax benefit of an additional $14,000,000 of the Company's net operating loss carryforwards, which have been utilized in the Parent's consolidated return, are available in the future should the Company have sufficient taxable income during the carryforward period. The net operating loss carryforwards expire commencing in 2001.

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

I. LEGAL PROCEEDINGS

     Under an agreement dated July 11, 1985, as amended (the 'HMG Agreement'), Hampton Medical Group, P.A. ('HMG'), which is not affiliated with HGA, contracted to provide clinical and clinical administrative services at Hampton Psychiatric Institute ('Hampton Hospital'), the primary facility operated by Hospital Group of New Jersey, Inc. ('HGNJ'), a subsidiary of HGA. In late 1993 and early 1994, HGNJ delivered notices to HMG asserting that HMG had defaulted under the HMG Agreement based upon billing practices by HMG that HGNJ believed to be fraudulent. At the request of HMG, a

               HOSPITAL GROUP OF AMERICA, INC., AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF THE COOPER COMPANIES, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED OCTOBER 31, 1996 , 1995 AND 1994

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

     On December 11, 1995, the Parent announced a settlement of all disputes with HMG and Dr. Pottash, owner of HMG. Pursuant to the settlement, (i) the parties released each other from, among other things, the claims underlying the arbitration, (ii) HGA purchased HMG's interest in the HMG Agreement on December 31, 1995, and (iii) HGNJ agreed to make certain payments to Dr. Pottash in respect of claims he had asserted. While only HMG and Dr. Pottash are parties to the settlement with HGA, HGNJ and the Parent, HGA has not been notified of any claims by other third party payors or others relating to the billing or other practices at Hampton Hospital, although it continues to respond voluntarily to requests for information from the State of New Jersey Department of Insurance and other government agencies with respect to these matters. The settlement with HMG and Dr. Pottash resulted in a one-time charge with a present value of $5,551,000 to fourth quarter fiscal earnings. That charge reflects amounts paid to Dr. Pottash in December 1995 of $3,100,000 included in other current liabilities at October 31, 1995 as well as two payments scheduled to be made to HMG in May 1997 and 1998, each in the amount of $1,537,000.

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

J. FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, trade receivables, accounts payable, and accrued liabilities, approximate their fair values at October 31, 1996, because of the short maturity of these instruments.

     The fair value of the Company's bank term loan approximates the carrying value as the debt was refinanced within the last fiscal year.

                                                                     SCHEDULE II

                HOSPITAL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31, 1996

                                                                                 ADDITIONS
                                                                   BALANCE AT    CHARGED TO    DEDUCTIONS/     BALANCE
                                                                   BEGINNING     COSTS AND     RECOVERIES/     AT END
                                                                    OF YEAR       EXPENSES       OTHER(1)      OF YEAR
                                                                   ----------    ----------    ------------    -------
                                                                                     (IN THOUSANDS)

Allowance for doubtful accounts:
     Year ended October 31, 1996................................     $1,693        $1,838        $ (2,278)     $1,253
                                                                   ----------    ----------    ------------    -------
                                                                   ----------    ----------    ------------    -------
     Year ended October 31, 1995................................     $1,834        $1,551        $ (1,692)     $1,693
                                                                   ----------    ----------    ------------    -------
                                                                   ----------    ----------    ------------    -------
     Year ended October 31, 1994................................     $2,067        $1,753        $ (1,986)     $1,834
                                                                   ----------    ----------    ------------    -------
                                                                   ----------    ----------    ------------    -------

------------

(1) Uncollectible accounts written off, recovered accounts receivable previously written off and other items.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
COOPERSURGICAL, INC.:

     We have audited the accompanying balance sheets of CooperSurgical, Inc. as of October 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1996. In connection with our audits of the financial statements, we also have audited the Company's financial statement
Schedule II. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CooperSurgical, Inc. as of October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Stamford, Connecticut
December 3, 1996

                              COOPERSURGICAL, INC.
                                 BALANCE SHEETS

                                                                                                  OCTOBER 31,
                                                                                         -----------------------------
                                                                                             1996            1995
                                                                                         ------------    -------------
                                                                                           (IN THOUSANDS OF DOLLARS)

                                        ASSETS
Current assets:
     Cash.............................................................................     $    309        $     197
Receivables:
     Trade, less allowance for doubtful accounts of $531 in 1996 and
       $373 in 1995...................................................................        2,635            1,598
     Other............................................................................           66               13
                                                                                         ------------    -------------
                                                                                              2,701            1,611
Inventories:
     Raw materials....................................................................        1,669            2,068
     Work-in-process..................................................................          278              260
     Finished goods...................................................................        1,758            1,121
                                                                                         ------------    -------------
                                                                                              3,705            3,449
                                                                                         ------------    -------------
Prepaid expenses......................................................................          259              246
                                                                                         ------------    -------------
          Total current assets........................................................        6,974            5,503
                                                                                         ------------    -------------
Furniture and equipment...............................................................        2,193            1,725
     Less accumulated depreciation....................................................       (1,477)          (1,242)
                                                                                         ------------    -------------
                                                                                                716              483
                                                                                         ------------    -------------
Intangibles, net of accumulated amortization:
     Patents (note 2).................................................................          941            1,005
     Goodwill.........................................................................        1,389            1,486
     Distribution rights..............................................................          106              132
     Non-compete agreements...........................................................           --               45
                                                                                         ------------    -------------
                                                                                              2,436            2,668
                                                                                         ------------    -------------
Other assets..........................................................................          496              496
                                                                                         ------------    -------------
                                                                                           $ 10,622        $   9,150
                                                                                         ------------    -------------
                                                                                         ------------    -------------
                          LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt (note 7)..................................     $     17        $ --
     Accounts payable (note 4)........................................................        1,867              940
     Accrued liabilities..............................................................        2,439            1,617
                                                                                         ------------    -------------
          Total current liabilities...................................................        4,323            2,557
Long-term debt (note 7)...............................................................          102              153
Due to Parent (note 5)................................................................        4,210            3,967
                                                                                         ------------    -------------
          Total liabilities...........................................................        8,635            6,677
                                                                                         ------------    -------------
Commitments and contingencies (note 8):
Stockholders' equity:
     Series A Convertible Preferred stock: 10,633,572 shares authorized, 10,436,660 issued and outstanding at October 31, 1996 and 1995, par value per share $.0001, aggregate liquidation preference of $20,253 at October 31, 1996 and 1995 plus
      cumulative dividend of $6,324 at October 31, 1996 ($4,299 in 1995) (note 10)....            1                1
     Common stock: 12,000,000 shares authorized, 13,264 issued and outstanding, par
      value per share $.0001 at October 31, 1996 and 1995.............................       --              --
     Additional paid-in capital.......................................................       20,252           20,252
     Accumulated deficit..............................................................      (18,266)         (17,780)
                                                                                         ------------    -------------
          Total stockholders' equity..................................................        1,987            2,473
                                                                                         ------------    -------------
                                                                                           $ 10,622        $   9,150
                                                                                         ------------    -------------
                                                                                         ------------    -------------

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                            STATEMENTS OF OPERATIONS

                                                                                       YEARS ENDED OCTOBER 31,
                                                                                    -----------------------------
                                                                                     1996       1995       1994
                                                                                    -------    -------    -------
                                                                                      (IN THOUSANDS OF DOLLARS)

Net sales (note 3)...............................................................   $17,227    $12,824    $12,847
Cost of goods sold...............................................................     8,469      6,182      6,680
                                                                                    -------    -------    -------
          Gross profit...........................................................     8,758      6,642      6,167
                                                                                    -------    -------    -------
Costs and expenses:
     Research and development expense............................................       386        804        673
     Selling, general and administrative expense (note 5)........................     8,112      5,909      6,513
     Costs associated with restructuring operations..............................     --           425      --
     Other expense...............................................................        34        140          9
     Amortization of intangibles.................................................       232        318        303
Interest:
     Parent promissory notes.....................................................       474        429      1,062
     Other.......................................................................         6          7         11
                                                                                    -------    -------    -------
                                                                                      9,244      8,032      8,571
                                                                                    -------    -------    -------
          Net loss...............................................................   $  (486)   $(1,390)   $(2,404)
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                                                            RETAINED         TOTAL
                                       SERIES A               ADDITIONAL                    EARNINGS      STOCKHOLDERS
                                       PREFERRED    COMMON     PAID-IN      TRANSLATION   (ACCUMULATED       EQUITY
                                         STOCK      STOCK      CAPITAL      ADJUSTMENT      DEFICIT)       (DEFICIT)
                                       ---------    ------    ----------    ----------    ------------    ------------
                                                                  (IN THOUSANDS OF DOLLARS)

Balance at October 31, 1993.........     $--        $--        $  1,242       $   33        $(13,986)       $(12,711)
Issuance of 9,796,660 shares of
  Series A convertible preferred
  stock (note 5)....................         1       --          19,010        --             --              19,011
Net Loss............................     --          --          --            --             (2,404)         (2,404)
Aggregate translation adjustment....     --          --          --             (100)         --                (100)
                                       ---------    ------    ----------    ----------    ------------    ------------
Balance at October 31, 1994.........         1       --          20,252          (67)        (16,390)          3,796
Net Loss............................     --          --          --            --             (1,390)         (1,390)
Aggregate translation adjustment....     --          --          --               67          --                  67
                                       ---------    ------    ----------    ----------    ------------    ------------
Balance at October 31, 1995.........         1       --          20,252        --            (17,780)          2,473
Net Loss............................     --          --          --            --               (486)           (486)
                                       ---------    ------    ----------    ----------    ------------    ------------
Balance at October 31, 1996.........     $   1      $--        $ 20,252       $--           $(18,266)       $  1,987
                                       ---------    ------    ----------    ----------    ------------    ------------
                                       ---------    ------    ----------    ----------    ------------    ------------

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED OCTOBER 31,
                                                                                 -------------------------------
                                                                                 1996        1995         1994
                                                                                 -----      -------      -------
                                                                                    (IN THOUSANDS OF DOLLARS)
Cash flows provided by operating activities:
     Net loss.................................................................   $(486)     $(1,390)     $(2,404)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
     Depreciation and amortization............................................     467          585          629
     Bad debt expense.........................................................      40           18           70
     Change in assets and liabilities:
     (Increase) decrease in receivables.......................................    (347)          73          487
     Decrease in inventories..................................................      92          913        1,579
     Decrease in other current assets.........................................      41            7          113
     (Increase) in other assets...............................................    --          --              (3)
     Increase (decrease) in accounts payable..................................     493         (201)        (109)
     Increase (decrease) in accrued liabilities and other.....................     119          138         (187)
                                                                                 -----      -------      -------
     Net cash provided by operating activities................................     419          143          175
                                                                                 -----      -------      -------
Cash flows used by investing activities:
     Capital expenditures.....................................................    (404)        (168)         (30)
                                                                                 -----      -------      -------
     Net cash used by investing activities....................................    (404)        (168)         (30)
                                                                                 -----      -------      -------
Cash flows provided (used) by financing activities:
     Proceeds from (repayment of) Parent advances.............................     330          820         (167)
     Repayment of long-term debt..............................................     (33)         (24)         (28)
     Payment of final installment of purchased patent.........................    (200)        (821)       --
                                                                                 -----      -------      -------
     Net cash provided (used) by financing activities.........................      97          (25)        (195)
                                                                                 -----      -------      -------
Net increase (decrease) in cash and cash equivalents..........................     112          (50)         (50)
Cash and cash equivalents, beginning of period................................     197          247          297
                                                                                 -----      -------      -------
Cash and cash equivalents, end of period......................................   $ 309      $   197      $   247
                                                                                 -----      -------      -------
                                                                                 -----      -------      -------
Cash paid for:
     Interest.................................................................   $ 474      $   429      $ 1,062
                                                                                 -----      -------      -------
                                                                                 -----      -------      -------
     Income taxes.............................................................   $--        $ --         $ --
                                                                                 -----      -------      -------
                                                                                 -----      -------      -------
Non-cash investing and financing activities:
During fiscal 1996, CooperSurgical purchased certain assets ($1,654,000) and liabilities ($1,336,000) of Unimar, Inc., an affiliate of the parent, via an intercompany note bearing a 12% interest rate.
During fiscal 1995, CooperSurgical acquired the rights to certain patented products for $1,000,000 of which $800,000 was paid prior to October 31,
  1995. Additionally, in fiscal 1995, CooperSurgical acquired a new telephone system under the terms of a capital lease for $72,000.
During fiscal 1994, CooperSurgical's Parent converted $19,011,000 of Parent advances into 9,796,660 shares of CooperSurgical Series A convertible preferred stock.

                See accompanying notes to financial statements.

                              COOPERSURGICAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NATURE OF OPERATIONS

     CooperSurgical is a worldwide provider of practice enhancement products for the gynecologist. The Company's principal products include the LEEP product line (Loop Electrosurgical Excision Procedure), diagnostic and operative hysteroscopy products, colposcopy products and every day instrumentation and disposable products. Marketed principally to the domestic market through a variety of independent marketing partnerships, global coverage is obtained through top distributors of gynecology products for a given market arena.

INTERCOMPANY LIABILITY

     CooperSurgical's liability to Parent matures on October 31, 2001, the Parent is committed to funding the Company's cash requirements, as necessary, until that date.

REVENUE RECOGNITION

     CooperSurgical recognizes product revenue when risk of ownership has transferred to the buyer, net of appropriate provisions for sales returns and bad debts.

ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

     For all financial instruments included in CooperSurgical's balance sheet, the fair value of those financial instruments approximates their financial statements carrying amounts.

INCOME TAXES

     CooperSurgical is included in the consolidated income tax returns of the Parent. The consolidated federal, state and local taxes are subject to a tax sharing agreement under which CooperSurgical's liability is computed on a non-consolidated basis using a combined rate of 40%.

     Effective November 1, 1993, CooperSurgical adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' (FAS 109). The liability method under FAS 109 measures the expected tax impact of future

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

taxable income or deductions resulting from temporary differences in the tax and financial reporting bases of assets and liabilities reflected in the balance sheet. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the year in which these differences are expected to reverse. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that the change is enacted.

POSTEMPLOYMENT BENEFITS

     Effective November 1, 1994, CooperSurgical, Inc. adopted Statement of Financial Accounting Standards No. 112, 'Employers Accounting for Postemployment Benefits' ('FAS 112'). FAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement ('postemployment benefits'). Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as healthcare benefits and life insurance coverage.

     The termination benefits portion of the restructuring charge incurred in fiscal 1995, discussed in note 2, has been accounted for in accordance with the provisions of FAS 112.

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

     At October 31, 1996 and 1995, direct response advertising costs of $89,000 and $136,000, respectively, were included in prepaid expenses. Advertising expense was $993,000, $839,000 and $1,033,000 in fiscal 1996, 1995, and 1994, respectively.

FURNITURE AND EQUIPMENT

     Furniture and equipment is carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of depreciable assets.

AMORTIZATION OF INTANGIBLES

     Amortization is currently provided on all intangible assets on a straight-line basis over periods up to 20 years. Accumulated amortization at October 31, 1996 and 1995 was $1,686,000 and $1,454,000, respectively. The
Company assesses the recoverability of goodwill and other long-lived assets by determining whether the amortization of these assets over their remaining life can be recovered through reasonably expected future cash flow.

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. SIGNIFICANT EVENTS

RESTRUCTURING

     During fiscal 1995, CooperSurgical closed their Redmond, Washington and Belgium field offices whereby all employees at these locations and certain support personnel at CooperSurgical's Shelton, Connecticut headquarters were terminated, resulting in a $425,000 restructuring charge. The restructuring charge includes termination benefits of $314,000 which covers eight employees. As of October 31, 1996, all termination benefits had been paid and eight employees had been officially terminated.

PATENT ACQUISITION

     During fiscal 1995, CooperSurgical acquired the rights to certain patented products for $1,000,000. $800,000 had been paid prior to October 31, 1995 with the remaining $200,000 paid during fiscal 1996 which ended October 31, 1996.

LICENSE AGREEMENTS

     On April 11, 1996, CooperSurgical obtained the worldwide license rights, from an affiliate of the Parent, for the complete line of Unimar, Inc. products. This agreement allows the Company to market and sell, through its existing sales distribution channels, all products through April 11, 2006 with a 60 day cancellation clause by either entity. A monthly Royalty fee of approximately $100,000 will be incurred by CooperSurgical.

3. EXPORT SALES

     CooperSurgical had export sales of $2,995,000, $2,118,000, and $2,441,000 for the years ended October 31, 1996, 1995 and 1994, respectively.

4. ACCOUNTS PAYABLE

     CooperSurgical utilized a cash concentration account with the Parent whereby approximately $713,000 and $180,000 of checks issued and outstanding at October 31, 1996 and 1995, respectively, in excess of related bank cash balances were reclassified to accounts payable. Sufficient funds were available from the Parent to cover these checks.

5. RELATED PARTY TRANSACTIONS

     Included in CooperSurgical's selling, general and administrative expense are Parent allocations for technical service fees of $1,191,000, $389,000, and $514,000 for the years ended October 31, 1996, 1995 and 1994, respectively. These costs are charges from the Parent for accounting, legal, tax and other services provided to CooperSurgical and are added to the balance Due to Parent.

     On January 24, 1994, CooperSurgical's Parent converted $19,011,000 of Parent advances into 9,796,660 shares of CooperSurgical Series A convertible preferred stock and converted the remaining $3,313,000 balance of Parent advances into a Term Note, with principal and interest due January 24, 1996, bearing interest at 12%, compounded monthly (Parent advances in excess of $4,000,000 bear interest at 15%, compounded monthly). The maturity date of this Term Note for principal plus any accrued unpaid interest was extended to October 31, 2001.

     Included in CooperSurgical's selling, general and administrative expenses are Royalty payments of $675,000 made during fiscal 1996 in conjunction with license agreements for Unimar, Inc. product line. This amount covers the period from April 11, 1996 to October 31, 1996.

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6. INCOME TAXES

     A reconciliation of the provision for (benefit of) income taxes included in CooperSurgical's statement of operations and the amount computed by applying the federal income tax rate to income (loss) from continuing operations before extraordinary items and income taxes follows:

                                                                                 YEARS ENDED OCTOBER 31,
                                                                                 -----------------------
                                                                                 1996     1995     1994
                                                                                 -----    -----    -----
                                                                                    (IN THOUSANDS OF
                                                                                        DOLLARS)

Computed expected provision for (benefit of) taxes............................   $(164)   $(473)   $(817)
Increase in taxes resulting from:
     Amortization of intangibles..............................................      33       33       33
     Net operating losses for which no tax benefit was recognized.............     119      432      781
     Other....................................................................      12        8        3
                                                                                 -----    -----    -----
Actual provision for income taxes.............................................   $--      $--      $--
                                                                                 -----    -----    -----
                                                                                 -----    -----    -----

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                                       OCTOBER 31,
                                                                             -------------------------------
                                                                                 1996              1995
                                                                             -------------    --------------
                                                                                (IN THOUSANDS OF DOLLARS)

Deferred Tax Assets:
     Accounts receivable, principally due to allowance for doubtful
       accounts...........................................................      $   280          $    230
     Inventories, principally due to obsolescence reserves................          743               697
     Accrued liabilities, principally due to compensation accruals........          401               327
     Net operating loss carryforwards.....................................        5,744             5,731
     Other................................................................          136                98
                                                                             -------------    --------------
          Total gross deferred tax assets.................................        7,304             7,083
     Less valuation allowance.............................................       (7,304)           (7,083)
                                                                             -------------    --------------
          Net deferred tax asset..........................................      $--              $--
                                                                             -------------    --------------
                                                                             -------------    --------------

     The net change in the total valuation allowance for the year ended October 31, 1996, 1995 and 1994 was an increase of $221,000, $503,000 and $1,250,000;
respectively.

     At October 31, 1996, the Parent had consolidated net operating loss carryforwards of which approximately $11,400,000 related to CooperSurgical. The tax benefit of an additional $3,000,000 of CooperSurgical net operating loss carryforwards which have been utilized in the Parent's consolidated return are available in the future should CooperSurgical have sufficient taxable income during the carryforward period. The net operating loss carryforwards expire commencing in 2006.

7. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                             OCTOBER 31,
                                                                   -------------------------------
                                                                        1996             1995
                                                                        ----             ----
                                                                      (IN THOUSANDS OF DOLLARS)

Note payable; interest at 9%, maturing 1998.....................        $ 81             $ 105
Capitalized lease; interest at 8%, maturing 1999................          38                48
                                                                      ------            ------
                                                                         119               153
Less current portion............................................         (17)           --
                                                                      ------            ------
                                                                        $102             $ 153
                                                                      ------            ------
                                                                      ------            ------

                              COOPERSURGICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

     Annual  maturities  of  long-term  debt,  including  current   installments
thereof, are as follows:

                       YEAR ENDING OCTOBER 31,                          (IN THOUSANDS OF DOLLARS)
---------------------------------------------------------------------   -------------------------

        1997.........................................................               17
        1998.........................................................               85

8. COMMITMENTS AND CONTINGENCIES

     In the normal course of its business, CooperSurgical is involved in various litigations. In the opinion of management, the disposition of such litigation will not have a materially adverse effect on CooperSurgical's financial condition.

     CooperSurgical leases certain property and equipment under non-cancellable operating lease agreements. The following is a schedule of the estimated minimum payment due under such leases with an initial term of more than one year as of October 31, 1996:

                       YEAR ENDING OCTOBER 31,                          (IN THOUSANDS OF DOLLARS)
---------------------------------------------------------------------   -------------------------

        1997.........................................................              256
        1998.........................................................              262
        1999.........................................................              263
        2000.........................................................              263
        2001.........................................................              262
        2002 and thereafter..........................................              --

     Rental expense for all leases amounted to approximately $300,000, $317,000, and $311,000 for the years ended October 31, 1996, 1995 and 1994, respectively.

9. EMPLOYEE BENEFITS

     CooperSurgical employees are eligible to participate in the Parent's 401(k) Savings Plan, a defined contribution plan and the Parent's Retirement Income Plan, a defined benefit plan. As of October 31, 1996, CooperSurgical has not elected to participate in the Parent's Retirement Income Plan. Employer contributions to the Parent's 401(k) Savings Plan, as well as costs and expenses of administering the Plan, are allocated to CooperSurgical as appropriate. These amounts were not significant for the years ended October 31, 1996, 1995 and 1994.

10. SERIES A CONVERTIBLE PREFERRED STOCK

     The Series A Convertible Preferred Stock is convertible into Common Stock on a one-to-one basis, subject to adjustment for stock splits, dividends and certain other distributions of Common Stock and has voting rights equal to the number of shares of Common Stock into which it is convertible. CooperSurgical is required to reserve for issuance, shares of Common Stock equal to the shares of Preferred Stock issued and outstanding at any given date. The Preferred Stock has a liquidation preference of $1.940625 per share and accrues cumulative dividends of $0.1940625 per share per annum. The aggregate liquidation preference of the Preferred Stock at October 31, 1996 is $20,253,000, plus cumulative dividends of $6,324,000. The Preferred Stock participates ratably with the Common Stock in any additional dividends declared beyond the cumulative dividends and in any remaining assets beyond the liquidation preference. The Series A Convertible Preferred Stock represents 99.8% of the total voting rights of all outstanding CooperSurgical stock.

                                                                     SCHEDULE II

                              COOPERSURGICAL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31, 1996

                                                                               ADDITIONS
                                                   BALANCE AT    CHARGED TO    CHARGED TO
                                                   BEGINNING     COSTS AND       OTHER                     BALANCE END
                 CLASSIFICATION                     OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS      OF YEAR
------------------------------------------------   ----------    ----------    ----------    ----------    -----------
                                                                    (AMOUNTS IN THOUSANDS OF DOLLARS)

Allowance for doubtful accounts:
     Year ended October 31, 1996................      $373          $ 55          $103          $ --          $ 531
                                                   ----------        ---       ----------       ----       -----------
                                                   ----------        ---       ----------       ----       -----------
     Year ended October 31, 1995................      $379          $ 18          $ --          $ 24          $ 373
                                                   ----------        ---       ----------       ----       -----------
                                                   ----------        ---       ----------       ----       -----------
     Year ended October 31, 1994................      $309          $ 70          $ --          $ --          $ 379
                                                   ----------        ---       ----------       ----       -----------
                                                   ----------        ---       ----------       ----       -----------

3. EXHIBITS.

EXHIBIT
NUMBER                                                                                                          PAGE
------                                                                                                          ----
  3.1    --Restated  Certificate of Incorporation, as partially amended, incorporated by reference to Exhibit
           4(a)  to the Company's  Registration Statement on Form  S-3 (No. 33-17330)  and Exhibits 19(a) and
           19(c) to the  Company's Quarterly  Report on  Form 10-Q  for the  Fiscal Quarter  ended April  30,
           1988..............................................................................................
  3.2    --Certificate  of  Amendment  of  Restated  Certificate  of Incorporation  dated September  21, 1995 incorporated by reference  to Exhibit  3.2 to the  Company's Annual  Report on Form  10-K for  the
           fiscal year ended October 31, 1995................................................................
  3.3    --Amended  and Restated By-Laws, incorporated by reference to Exhibit 3.2 to the Company's Report on
           Form 8-A dated January 18, 1994...................................................................
  4.1    --Second  Supplemental Indenture, dated as of January 6, 1994, between the Company and Bankers Trust
           Company,  as  successor  trustee, with  respect  to  the 10  5/8%  Convertible  Subordinated Reset
           Debentures due 2005, incorporated by reference to Exhibit 4.3 to the Company's Report on Form  8-A
           dated January 18, 1994............................................................................
  4.2    --Indenture, dated  as  of   January 6,  1994, between  the Company  and IBJ  Schroder Bank  & Trust
           Company, as  trustee,  with  respect to  the  10%  Senior Subordinated  Secured  Notes  due  2003,
           incorporated  by reference to  Exhibit 4.8 to the  Company's Report on Form  8-A dated January 18,
           1994..............................................................................................
  4.3    --Pledge  Agreement, dated January  6, 1994, by the  Company in favor of  IBJ Schroder Bank &  Trust
           Company,  as Trustee, incorporated by reference to Exhibit 4.9 to the Company's Report on Form 8-A dated January 18, 1994............................................................................
  4.4    --Rights  Agreement, dated as of October 29,  1987, between the Company and The First National  Bank of  Boston, incorporated by reference to  Exhibit 4.1 to the Company's  Current Report on Form 8-K
           dated October 29, 1987............................................................................
  4.5    --Amendment  No. 1 to Rights Agreement, dated as of June 14, 1993, between the Company and The First
           National Bank of  Boston, incorporated by  reference to  Exhibit 10.4 to  the Company's  Quarterly
           Report on Form 10-Q for the fiscal quarter ended April 30, 1993...................................
  4.6    --Amendment  No.  2 to Rights  Agreement, dated as of January 16,  1995, between the Company and The
           First National Bank of Boston,  incorporated by reference to Exhibit  4.6 to the Company's  Annual
           Report on Form 10-K for the fiscal year ended October 31, 1994....................................
  4.7    --Certificate  of  Designation,  Preferences and Rights  of Series A  Junior Participating Preferred
           Stock of The Cooper Companies,  Inc., incorporated by reference to  Exhibit 4.10 of the  Company's
           Annual Report on Form 10-K for the fiscal year ended October 31, 1989.............................
 10.1    --1988  Long  Term  Incentive Plan,  Amended and  Restated as of  January 16,  1995, incorporated by reference to Exhibit 10.1 to the  Company's Annual Report on Form  10-K for the fiscal year  ended
           October 31, 1994..................................................................................
 10.2    --Amendment  No.  1  to 1988 Long-Term  Incentive Plan, as  Amended and Restated,  dated October 10,
           1996..............................................................................................
 10.3    --Turn-Around  Incentive Plan,  incorporated by reference  to Exhibit 10.2  to the Company's  Annual
           Report on Form 10-K for the fiscal year ended October 31, 1994....................................
 10.4    --Severance  Agreement  entered into as  of June 10, 1991, by  and between CooperVision, Inc. and A.
           Thomas Bender, incorporated  by reference to  Exhibit 10.26 to  Amendment No. 1  to the  Company's
           Annual Report on Form 10-K for the fiscal year ended October 31, 1992.............................
 10.5    --Letter  dated  March 25, 1994, to A. Thomas Bender from the Chairman of the Compensation Committee of the Company's Board of  Directors, incorporated by reference to  Exhibit 10.4 to the  Company's
           Annual Report on Form 10-K for the fiscal year ended October 31, 1994.............................
 10.6    --Severance  Agreement  entered into as  of April 26, 1990, by  and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form  10-K
           for fiscal year ended October 31, 1995............................................................

EXHIBIT
NUMBER                                                                                                          PAGE
------                                                                                                          ----
 10.7    --Letter Agreement  dated  November  1, 1992,  by and between  Nicholas J. Pichotta  and the Company incorporated by reference  to Exhibit 10.9  to the Company's  Annual Report on  Form 10-K for  the
           fiscal year ended October 31, 1995................................................................
 10.8    --Employment  Agreement entered into as of May 27, 1992, by and between Mark R. Russell and Hospital
           Group  of America, Inc., incorporated by reference to  Exhibit 10.20 to Form 10-K-A dated February
           27, 1995..........................................................................................
 10.9    --Letter  Agreement  dated June  18, 1993,  by and between  Mark R.  Russell and  Hospital Group  of
           America,  Inc.,  incorporated by  reference to  Exhibit 10.21  to Form  10-K-A dated  February 27,
           1995..............................................................................................
 10.10   --Letter  Agreement dated  January 11, 1995, by  and between Mark R.  Russell and Hospital Group  of
           America,  Inc.,  incorporated by  reference to  Exhibit 10.22  to Form  10-K-A dated  February 27,
           1995..............................................................................................
 10.11   --Letter  Agreement  dated April 15,  1996, by  and between Mark  R. Russell and  Hospital Group  of
           America, Inc. ....................................................................................
 10.12   --Severance  Agreement  entered into as  of August 21, 1989, by and  between Robert S. Weiss and the
           Company, incorporated by reference  to Exhibit 10.28  to Amendment No. 1  to the Company's  Annual
           Report on Form 10-K for the fiscal year ended October 31, 1992....................................
 10.13   --1996  Long  Term  Incentive Plan  for  Non-Employee   Directors  of  The  Cooper  Companies, Inc.,
           incorporated by  reference  to the  Company's  Proxy Statement  for  its 1996  Annual  Meeting  of
           Stockholders......................................................................................
 10.14   --Amendment  No.  1  to  1996  Long-Term Incentive  Plan  for Non-Employee  Directors of  The Cooper
           Companies, Inc., dated October 10, 1996...........................................................
 10.15   --Registration  Rights Agreement, dated June 14, 1993, between the Company and Cooper Life Sciences,
           Inc., incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for
           the fiscal quarter ended April 30, 1993...........................................................
 10.16   --Settlement  Agreement, dated June  14, 1993, between the Company  and Cooper Life Sciences,  Inc., incorporated  by reference to Exhibit 10.5 to the  Company's Quarterly Report on Form 10-Q for the
           fiscal quarter ended April 30, 1993...............................................................
 10.17   --Amendment  No. 1 to Settlement Agreement of June  14, 1993, dated as of January 16, 1995,  between the  Company and  Cooper Life Sciences,  Inc., incorporated by  reference to exhibit  10.14 to the
           Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994...................
 10.18   --Agreement  dated as  of September 28, 1993,  among Medical Engineering Corporation,  Bristol-Myers
           Squibb Company and the Company, incorporated by reference to Exhibit 10.1 to the Company's Current
           Report on Form 8-K dated October 1, 1993..........................................................
 11      --Calculation  of Earnings (loss) per share.........................................................
 13      --Five Year Financial  Highlights,  Management's Discussion  and Analysis of Financial Condition and
           Results of  Operations, the  Consolidated Financial  Statements  and the  Notes thereto,  and  the
           Independent  Auditors'  Report in  the  1996 Annual  Report  to Stockholders  are  incorporated by reference in this document and are deemed 'filed'.................................................
 21      --Subsidiaries......................................................................................
 27      --Financial  Data Schedule..........................................................................

(B) REPORTS ON FORM 8-K.

     August 8, 1996 -- Item 5. Other Events.

     August 27, 1996 -- Item 5. Other Events.

     October 29, 1996 -- Item 5. Other Events.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 1997.

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

                SIGNATURE                                     CAPACITY                            DATE
------------------------------------------  --------------------------------------------   -------------------
         /s/ ALLAN E. RUBENSTEIN            Chairman of the Board of Directors              January 27, 1997
 .........................................
          (ALLAN E. RUBENSTEIN)

           /s/ A. THOMAS BENDER             President, Chief Executive Officer and          January 27, 1997
 .........................................    Director
            (A. THOMAS BENDER)

           /s/ ROBERT S. WEISS              Executive Vice President, Treasurer, Chief       January 27, 1997
 .........................................    Financial Officer and Director
            (ROBERT S. WEISS)

         /s/ STEPHEN C. WHITEFORD           Vice President and Corporate Controller         January 27, 1997
 .........................................
          (STEPHEN C. WHITEFORD)

            /s/ MARK A. FILLER              Director                                        January 27, 1997
 .........................................
             (MARK A. FILLER)

         /s/ MICHAEL H. KALKSTEIN           Director                                        January 27, 1997
 .........................................
          (MICHAEL H. KALKSTEIN)

              /s/ MOSES MARX                Director                                        January 27, 1997
 .........................................
               (MOSES MARX)

             /s/ DONALD PRESS               Director                                        January 27, 1997
 .........................................
              (DONALD PRESS)

           /s/ STEVEN ROSENBERG             Director                                        January 27, 1997
 .........................................
            (STEVEN ROSENBERG)

                                 EXHIBIT INDEX

                                                                                                         LOCATION OF
                                                                                                          EXHIBIT IN
                                                                                                          SEQUENTIAL
EXHIBIT                                                                                                     NUMBER
NUMBER                                      DESCRIPTION OF DOCUMENT                                         SYSTEM
------   ---------------------------------------------------------------------------------------------   ------------
  3.1    --Restated  Certificate  of Incorporation, as partially amended, incorporated by reference to
           Exhibit 4(a)  to  the Company's  Registration  Statement on  Form  S-3 (No.  33-17330)  and
           Exhibits  19(a) and  19(c) to the  Company's Quarterly Report  on Form 10-Q  for the Fiscal
           Quarter ended April 30, 1988...............................................................
  3.2    --Certificate  of Amendment of Restated Certificate of Incorporation dated September 21, 1995 incorporated by reference to Exhibit  3.2 to the Company's Annual  Report on Form 10-K  for
           the fiscal year ended October 31, 1995.....................................................
  3.3    --Amended  and  Restated By-Laws,  incorporated by reference to  Exhibit 3.2 to the Company's
           Report on Form 8-A dated January 18, 1994..................................................
  4.1    --Second  Supplemental Indenture,  dated  as  of January  6, 1994,  between the  Company  and
           Bankers  Trust  Company, as  successor trustee,  with  respect to  the 10  5/8% Convertible
           Subordinated Reset Debentures  due 2005, incorporated  by reference to  Exhibit 4.3 to  the
           Company's Report on Form 8-A dated January 18, 1994........................................
  4.2    --Indenture, dated  as  of January 6, 1994, between the Company and IBJ Schroder Bank & Trust
           Company, as trustee, with respect  to the 10% Senior  Subordinated Secured Notes due  2003,
           incorporated  by reference to Exhibit 4.8 to the Company's Report on Form 8-A dated January
           18, 1994...................................................................................
  4.3    --Pledge Agreement, dated  January 6,  1994, by the Company in  favor of IBJ Schroder Bank  &
           Trust Company, as Trustee, incorporated by reference to Exhibit 4.9 to the Company's Report on Form 8-A dated January 18, 1994.........................................................
  4.4    --Rights Agreement, dated  as of October 29, 1987, between the Company and The First National
           Bank of Boston, incorporated by reference to Exhibit 4.1 to the Company's Current Report on
           Form 8-K dated October 29, 1987............................................................
  4.5    --Amendment  No. 1 to  Rights  Agreement, dated as of June  14, 1993, between the Company and
           The First  National Bank  of  Boston, incorporated  by reference  to  Exhibit 10.4  to  the
           Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1993........
  4.6    --Amendment  No. 2 to Rights Agreement, dated as of January 16, 1995, between the Company and
           The  First  National  Bank of  Boston,  incorporated by  reference  to Exhibit  4.6  to the
           Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994............
  4.7    --Certificate  of  Designation,  Preferences  and Rights  of  Series A  Junior  Participating
           Preferred Stock of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989........
 10.1    --1988  Long  Term Incentive Plan, Amended and  Restated as of January 16, 1995, incorporated by reference to Exhibit  10.1 to the Company's  Annual Report on Form  10-K for the  fiscal year ended October 31, 1994................................................................
 10.2    --Amendment  No.  1 to 1988 Long-Term Incentive  Plan, as Amended and Restated, dated October
           10, 1996...................................................................................
 10.3    --Turn-Around  Incentive  Plan, incorporated by  reference to Exhibit  10.2 to the  Company's
           Annual Report on Form 10-K for the fiscal year ended October 31, 1994......................
 10.4    --Severance  Agreement  entered into  as of June 10, 1991,  by and between CooperVision, Inc.
           and A. Thomas Bender, incorporated by reference to Exhibit 10.26 to Amendment No. 1 to  the
           Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992............
 10.5    --Letter  dated  March  25, 1994, to A.  Thomas Bender from the  Chairman of the Compensation
           Committee of the Company's Board of Directors, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994........

                                                                                                         LOCATION OF
                                                                                                          EXHIBIT IN
                                                                                                          SEQUENTIAL
EXHIBIT                                                                                                     NUMBER
NUMBER                                      DESCRIPTION OF DOCUMENT                                         SYSTEM
------   ---------------------------------------------------------------------------------------------   ------------
 10.6    --Severance  Agreement entered into as of April 26, 1990, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.8 to the Company's Annual Report on
           Form 10-K for fiscal year ended October 31, 1995...........................................
 10.7    --Letter  Agreement  dated November  1, 1992,  by and between  Nicholas J.  Pichotta and  the
           Company  incorporated by reference to  Exhibit 10.9 to the  Company's Annual Report on Form
           10-K for the fiscal year ended October 31, 1995............................................
 10.8    --Employment  Agreement entered into as of May  27, 1992, by and between Mark R. Russell  and
           Hospital  Group of America, Inc., incorporated by reference to Exhibit 10.20 to Form 10-K-A dated February 27, 1995....................................................................
 10.9    --Letter  Agreement dated June 18, 1993, by and between Mark R. Russell and Hospital Group of
           America, Inc., incorporated by reference to Exhibit 10.21 to Form 10-K-A dated February 27,
           1995.......................................................................................
 10.10   --Letter  Agreement dated January 11, 1995, by and between Mark R. Russell and Hospital Group of America, Inc., incorporated by reference to Exhibit 10.22 to Form 10-K-A dated  February
           27, 1995...................................................................................
 10.11   --Letter  Agreement dated April 15, 1996, by  and between Mark R. Russell and Hospital Group of America, Inc............................................................................
 10.12   --Severance  Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's
           Annual Report on Form 10-K for the fiscal year ended October 31, 1992......................
 10.13   --1996  Long Term Incentive  Plan for Non-Employee Directors  of The Cooper Companies,  Inc.,
           incorporated  by reference to the Company's Proxy  Statement for its 1996 Annual Meeting of
           Stockholders...............................................................................
 10.14   --Amendment  No. 1 to 1996 Long-Term Incentive Plan for Non-Employee Directors of The  Cooper
           Companies, Inc., dated October 10, 1996....................................................
 10.15   --Registration  Rights Agreement, dated  June 14, 1993, between  the Company and Cooper Life
           Sciences, Inc., incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1993...................................
 10.16   --Settlement  Agreement, dated June 14, 1993,  between the Company and Cooper Life  Sciences,
           Inc.,  incorporated by reference to Exhibit 10.5  to the Company's Quarterly Report on Form
           10-Q for the fiscal quarter ended April 30, 1993...........................................
 10.17   --Amendment  No. 1 to Settlement  Agreement of June 14, 1993,  dated as of January 16,  1995, between  the Company and Cooper  Life Sciences, Inc., incorporated  by reference to exhibit
           10.14 to the Company's  Annual Report on Form  10-K for the fiscal  year ended October  31,
           1994.......................................................................................
 10.18   --Agreement  dated  as  of   September   28,  1993,  among  Medical  Engineering Corporation,
           Bristol-Myers Squibb Company and the Company, incorporated by reference to Exhibit 10.1  to the Company's Current Report on Form 8-K dated October 1, 1993.............................
 11      --Calculation  of Earnings (loss) per share..................................................
 13      --Five   Year  Financial   Highlights,  Management's  Discussion  and  Analysis  of Financial
           Condition and Results of  Operations, the Consolidated Financial  Statements and the  Notes
           thereto, and the Independent Auditors' Report in the 1996 Annual Report to Stockholders are
           incorporated by reference in this document and are deemed 'filed'..........................
 21      --Subsidiaries...............................................................................
 27      --Financial Data Schedule....................................................................

(B) REPORTS ON FORM 8-K.

     August 8, 1996 -- Item 5. Other Events.

     August 27, 1996 -- Item 5. Other Events.

     October 29, 1996 -- Item 5. Other Events.


                              STATEMENT OF DIFFERENCES
                              ------------------------

The registered trademark symbol shall be expressed as 'r'
The trademark symbol shall be expressed as 'tm'
The British pound sterling sign shall be expressed as 'L'