Form 10-Q
period 1997-01-31
COOPER COMPANIES INC
filed 1997-03-06
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For Quarterly Period Ended  January 31, 1997

        ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


           For the transition period from                to
                                          --------------    -------------

       Commission File Number 1-8597

                           The Cooper Companies, Inc.
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                        94-2657368
       ------------------------------         ------------------
        (State or other jurisdiction           (I.R.S. Employer
         of incorporation or                  Identification No.)
         organization)

        6140 Stoneridge Mall Rd., Suite 590, Pleasanton, CA 94588
 ----------------------------------------------------------------------------
        (Address of principal executive offices)     (Zip Code)

        Registrant's telephone number, including area code

                                 (510) 460-3600

        One Bridge Plaza, Fort Lee, New Jersey                07024
 ----------------------------------------------------------------------------
        (Former address of principal executive offices)     (Zip Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No
                                 ----      -----

        Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.10 par value            11,680,144 Shares
 ----------------------------------------------------------------------------
                 Class                            Outstanding at
                                                 February 28, 1997

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                             Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

                  Consolidated Condensed Statements of
                       Income - Three Months Ended
                       January 31, 1997 and 1996                  3

                  Consolidated Condensed Balance Sheets -
                       January 31, 1997 and October 31, 1996      4

                  Consolidated Condensed Statements
                       of Cash Flows -- Three Months
                       Ended January 31, 1997 and 1996            5

                  Notes to Consolidated Condensed
                       Financial Statements                       6

  Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                     9

PART II.       OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                  15

Signature                                                        16

Index of Exhibits                                                17

                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                    (In thousands, except per share figures)
                                   (Unaudited)

                                                         Three Months Ended
                                                              January 31,
                                                         1997              1996
                                                        --------          ------
Net sales of products                                   $ 17,027        $ 13,554
Net service revenue                                       11,349           8,695
                                                        --------        --------
        Net operating revenue                             28,376          22,249
                                                        --------        --------
Cost of products sold                                      5,031           4,141
Cost of services provided                                 10,682           9,146
Selling, general and administrative
 expense                                                   7,946           6,759
Research and development expense                             324             277
Amortization of intangibles                                  288             227
                                                        --------        --------
Income from operations                                     4,105           1,699
                                                        --------        --------
Interest expense                                           1,229           1,294
Other income, net                                             20             272
                                                        --------        --------
Income before income taxes                                 2,896             677
Provision for (benefit of) income taxes                     (414)             25
                                                        --------        --------

Net income                                              $  3,310        $    652
                                                        ========        ========

Earnings per share                                      $   0.28        $   0.06
                                                        ========        ========

Number of shares used to compute
  earnings per share                                      11,880          11,707
                                                        ========        ========



                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)


                                                            January 31,  October 31,
                                                               1997          1996
                                                            ----------   -----------
                               ASSETS
Current assets:
  Cash and cash equivalents                                  $   2,636    $   6,837
  Trade receivables, net                                        22,315       21,650
  Inventories                                                   11,000       10,363
  Prepaid expenses and other current assets                      4,565        3,645
                                                             ---------    ---------
      Total current assets                                      40,516       42,495
                                                             ---------    ---------
Property, plant and equipment at cost                           51,422       49,306
  Less, accumulated depreciation and
    amortization                                                15,203       14,632
                                                             ---------    ---------
                                                                36,219       34,674
                                                             ---------    ---------
Goodwill and other intangibles, net                             21,481       21,468
Other assets                                                     4,592        4,272
                                                             ---------    ---------
                                                             $ 102,808    $ 102,909
                                                             =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt, primarily Convertible
  Debentures called for redemption
  (see Note 3)                                               $  11,657    $     844
Accounts payable                                                 8,990        9,206
Employee compensation, benefits and
  severance                                                      4,391        6,418
Other accrued liabilities                                        7,265        7,303
Accrued income taxes                                             9,163        9,537
                                                             ---------    ---------
      Total current liabilities                                 41,466       33,308
                                                             ---------    ---------
Long-term debt                                                  38,323       47,920
Other noncurrent liabilities                                     4,344        6,351
                                                             ---------    ---------
      Total liabilities                                         84,133       87,579
                                                             ---------    ---------
Stockholders' equity:
  Common stock, $.10 par value                                   1,168        1,167
  Additional paid-in capital                                   184,410      184,300
  Other equity (deficit)                                          (402)        (326)
  Accumulated deficit                                         (166,501)    (169,811)
                                                             ---------    ---------
      Total stockholders' equity                                18,675       15,330
                                                             ---------    ---------
                                                             $ 102,808    $ 102,909
                                                             =========    =========



                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                Three Months Ended
                                                   January 31,
                                                  1997        1996
                                                --------    --------
Net cash used by operating activities           $ (2,252)   $ (7,833)
                                                --------    --------
Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                     (2,234)       (398)
  Acquisition deposits                            (1,100)       --
  Other                                             --           183
                                                --------    --------
Net cash used by investing activities             (3,334)       (215)
                                                --------    --------
Cash flows from financing activities:
  Proceeds from line of credit, net                1,529         683
  Payments of long-term debt                        (190)     (1,571)
  Proceeds from exercise of warrants
    and options                                       46          73
  Proceeds from long-term note                      --         1,336
                                                --------    --------
Net cash provided by financing activities          1,385         521
                                                --------    --------
Net decrease in cash and cash equivalents         (4,201)     (7,527)
Cash and cash equivalents - beginning of
  period                                           6,837      11,207
                                                --------    --------
Cash and cash equivalents - end of period       $  2,636    $  3,680
                                                ========    ========
Cash paid for:
        Interest (Net of amounts capitalized)   $    893    $    917
                                                ========    ========
        Income taxes                            $    250    $     34
                                                ========    ========



                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1.  General

The Cooper Companies, Inc., (together with its subsidiaries, the "Company") develops, manufactures and markets healthcare products, including a range of hard and soft daily, flexible and extended wear contact lenses and diagnostic and surgical instruments. The Company also provides healthcare services through the ownership of psychiatric facilities and by providing outpatient and other ancillary services.

During interim periods, the Company follows the accounting policies set forth in its Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K and its Annual Report to Stockholders for the fiscal year ended October 31, 1996 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of January 31, 1997 and October 31, 1996 and the consolidated results of its operations and its consolidated cash flows for the three months ended January 31, 1997 and 1996. Except for the recording of a $290,000 reduction to the deferred tax asset valuation allowance, based on Management's belief that the Company's future results will continue to compare favorably with those of the prior year, adjustments consist only of normal recurring items.

Note 2.  Inventories

Inventories are stated at the lower of cost, determined on a first in, first out or average cost basis, or market.

The components of inventories are as follows:

                                     January 31,                October 31,
                                        1997                        1996
                                     ----------                 -----------
                                                 (In thousands)
     Raw materials                     $ 2,388                   $ 2,318
     Work-in-process                     1,028                     1,028
     Finished goods                      7,584                     7,017
                                        ------                    ------
                                       $11,000                   $10,363
                                        ======                    ======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 3.  Long-Term Debt

Long-term debt consists of the following:

                                             January 31,            October 31,
                                                1997                   1996
                                             -----------            -----------
                                                    (In thousands)
10% Senior Subordinated
  Secured Notes due 2003                      $24,161                 $24,285
10-5/8% Convertible Sub-
  ordinated Reset Debentures
  due 2005                                      9,221                   9,220
Promissory notes                                4,000                   4,000
HGA term loan                                  10,509                  10,675
Capitalized leases                                560                     584
                                               ------                  ------
                                               48,451                  48,764
Less current installments                      10,128                     844
                                               ------                  ------
                                              $38,323                 $47,920
                                               ======                  ======


On March 5, 1997, the Company announced that it will call for redemption on April 9, 1997 (the "Redemption Date") all $9,290,000 principal amount of its 10 5/8% Convertible Subordinated Reset Debentures due March 1, 2005 ("Debentures") at 100% of principal value, plus unpaid interest through the Redemption Date. On the Redemption Date, the redemption price and unpaid interest on each Debenture then outstanding will become due and payable. No interest will accrue or be paid on the Debentures after the Redemption Date.

As an alternative to redemption, holders may convert, at the rate of $15 per share, any or all of their Debentures into shares of the Company's common stock at any time up to 5:00 p.m. Eastern Standard Time on April 2, 1997. Holders who elect to convert will receive approximately 66 shares of the Company's common stock, plus cash in lieu of fractional shares, for each $1,000 principal amount of Debentures converted, and will forfeit the right to receive any interest on such Debentures after March 1, 1997. No gain or loss will be recorded by the Company in connection with the redemption.

Note 4.  Subsequent Event

On February 10, 1997, the Company announced that, subject to the approval of the Federal Trade Commission ("FTC"), it had agreed to acquire in the United States the Natural Touch'r' line of opaque contact lenses from Wesley-Jessen Corporation ("W-J"). The Company's CooperVision, Inc. subsidiary will market these

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

products. A deposit of $1,000,000 was paid to W-J in the first quarter, which is refundable if the FTC does not approve the acquisition.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

References to Note numbers below are to the Notes to Consolidated Condensed Financial Statements located in Item 1.

                          CAPITAL RESOURCES & LIQUIDITY

The Company's financial condition continues to strengthen in each of the Company's business segments. On a consolidated basis, revenue improved by $6.1 million or 28%, and operating income improved by $2.4 million or 142% in the first quarter of 1997 over the first quarter of 1996. In the first quarter of each fiscal year, the Company experienced cash outflow from operations. In the first quarter of fiscal 1997, operating cash usage was $2.3 million, which was a $5.5 million improvement over the $7.8 million used in the first quarter of 1996. The major uses of cash in the first quarter 1997 included payments of $1.8 million associated with settlements of disputes and payments totaling $2.0 million to fund fiscal 1996 entitlements under the Company's annual bonus plans, partially offset by normal operating cash flows for the quarter. First quarter 1996 cash outflows from operating activities included payments associated with settlements of disputes of $4.4 million. Primary uses of cash for investing activities in the first quarter of 1997 were purchases of property, plant and equipment of $2.2 million, approximately $0.5 million of which relates to CooperVision's expansion of the Scottsville, New York, plant, and approximately $0.9 million related to the construction of the Midwest Center for Youth and Families, a residential treatment center that HGA will open this March. Also, the Company paid a $1 million deposit regarding the potential acquisition of the Natural Touch'r' line of opaque contact lenses from Wesley-Jessen Corporation, which acquisition is subject to the approval of the Federal Trade Commission. Financing activities related primarily to a $1.5 million draw down on the Company's line of credit which was used to support the operating and investing activities. In February 1997, the Company's CooperVision subsidiary obtained a 15-year $3 million Industrial Development Bond to fund the Scottsville, New York, expansion. The proceeds will be used for the construction and equipment purchased.

The Company currently anticipates that operating cash flows of its existing businesses will be positive for the remaining three quarters of fiscal 1997 and that cash requirements for operating activities and the repayment of the line of credit will be met through cash generated by its established operating businesses.

The Company is evaluating acquisition opportunities which, if completed, would be funded by a combination of cash then on hand, financing vehicles now in place and additional capital raised by other methods.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

On March 5, 1997, the Company announced that it will call for redemption on April 9, 1997 all $9.3 million principal amount of its Debentures. The Company expects that the redemption will not be dilutive to 1997 earnings. To the extent that holders of any Debentures elect to redeem them for cash rather than converting them into shares of the Company's common stock, the Company would fund this requirement by using cash on hand and financing vehicles in place. See
Note 3 for a further discussion of the redemption.

                              RESULTS OF OPERATIONS

Three Months Ended January 31, 1997 Compared with Three Months Ended January 31, 1996.

NET SALES OF PRODUCTS:  Net sales of products increased by $3.5 million or 26%:


                                           Three Months Ended           %
                                              January 31,            Increase
                                          1997          1996        (Decrease)
                                          ----          ----         ---------
                                           (In thousands)
     CooperVision, Inc. ("CVI")          $12,232      $10,070            21%
     CooperSurgical, Inc. ("CSI")          4,795        3,484            38%
                                         -------      -------
                                         $17,027      $13,554            26%
                                         =======      =======

Net sales of CVI increased both domestically and in Canada. The primary contributors to the growth included increased sales of the Preference'r' spherical product line and the Preference Toric'tm' product line, which together grew by approximately 64% over the comparable three-month period. Sales of toric lenses to correct astigmatism, CVI's leading product group, grew 47% over the comparable three-month period and now account for 53% of its sales, up from 44% last year. These increases were partially offset by anticipated decreases in sales of more mature product lines.

At CSI, net sales increased by 38%. CSI's gynecology product lines grew by approximately 64%, primarily due to sales of Unimar'r' products acquired in April 1996. Sales of product in CSI's gynecology product line account for approximately 90% of its total sales.

NET SERVICE REVENUE: Hospital Group of America, Inc.'s ("HGA") net service revenue of $11.3 million increased by 31%. Late in the first quarter of fiscal 1996, a transition of the medical staff began at Hampton Hospital as a result of the settlement of a dispute with the physician group that formerly staffed the hospital. Before the changeover period, Hampton's revenue

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

declined significantly. Further, poor weather reduced admissions and outpatient visits throughout HGA during the first quarter of fiscal 1996, and to a lesser degree, the first quarter of 1997. Revenue continues to be pressured by the current industry trend towards increased managed care, which results in decreased per diems and declines in average lengths of stay. Management is mitigating these pressures by increasing the number of admissions to its hospitals, improving its payer mix and expanding outpatient and other ancillary services.

COST OF PRODUCTS SOLD: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was as follows:

                                               First Quarter Margin %
                                               ----------------------
                                               1997             1996
                                               ----             ----
       CVI                                      78                76
       CSI                                      52                50
       Consolidated                             70                69

CVI's margin has increased due to efficiencies associated with higher production volumes. Also, CVI's product mix continues to improve, with increased sales of its toric contact lenses that generate higher margins.

Margin improved at CSI primarily due to the mix of sales between domestic and international markets. In the first quarter of fiscal 1997, a larger percentage of CSI's sales were made domestically, which sales typically generate higher margin.

COST OF SERVICES PROVIDED: Cost of services provided represents all normal operating costs (other than financing costs and amortization of intangibles) incurred by HGA in generating net service revenue. The result of subtracting cost of services provided from net service revenue is a profit of $667 thousand, or 6%, of net service revenue in the first quarter of 1997 and a loss of $451 thousand, or (5%), in the first quarter of 1996. The increase in profit is primarily attributable to a combination of improved revenue and cost controls.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative (SG&A) expense by business unit and corporate were as follows:

                              Three Months Ended           %
                                  January 31,          Increase
                                1997        1996      (Decrease)
                              -------     --------    ----------
                                 (In thousands)
CVI                           $ 4,782     $ 4,163         15%
CSI                             1,798       1,281         40%
Corporate/other                 1,366       1,315          4%
                              -------     -------
                              $ 7,946     $ 6,759         18%
                              =======     =======

SG&A expense for the three-month period increased 18%, largely as a result of higher selling, promotion and distribution costs at CVI, which drove an 21% year-to-year increase in sales. The increase in CSI SG&A expense is primarily a result of the acquisition of the Unimar(R) products which contributed significantly to its 38% increase in sales.

RESEARCH AND DEVELOPMENT EXPENSE: Research and development expense was $324 thousand and $277 thousand for the three-month periods ended January 31, 1997 and 1996, respectively.

INCOME FROM OPERATIONS: As a result of the variances discussed above, income from operations improved by $2.4 million or 142% from the amount reported for the 1996 first quarter. Income (loss) from operations for each business unit and corporate was as follows:

                               Three Months Ended
                                  January 31,          Increase
                                1997        1996      (Decrease)
                              -------     -------     ----------
                                (In thousands)
CVI                           $ 4,430     $ 3,229      $ 1,201
CSI                               419         292          127
HGA                               622        (502)       1,124
Corporate/Other                (1,366)     (1,320)         (46)
                               ------      ------       ------
                              $ 4,105     $ 1,699      $ 2,406
                               ======      ======       ======


INTEREST EXPENSE: The decrease in interest expense primarily related to interest on the line of credit at CVI on which the Company did not draw funds until late in the first quarter of 1997 and reduced interest rates on the HGA term loan and the CVI line of credit.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

The above decreases were partially offset by additional interest expense in the first quarter of 1997 on the Promissory Notes issued in April 1996 related to the Unimar acquisition.

PROVISION FOR INCOME TAXES: The 1997 provision for federal and state taxes of $91 thousand was offset by a reversal of $215 thousand of tax accruals no longer required, and the recognition of an additional income tax benefit of $290 thousand from reducing the valuation allowance against the net deferred tax assets, based on Management's belief that the Company's future results will continue to compare favorably with those of the prior year. The first quarter 1996 provision was for federal and state taxes.

FISCAL YEAR 1997 BUSINESS OUTLOOK: The following statements and any mention of them above are based on current expectations that contain a number of risks and uncertainties. These statements are forward-looking and actual results may differ materially. Factors that could cause or contribute to such differences include: major changes in business conditions and the economy in general, new competitive inroads, costs to integrate acquisitions, decisions to invest in research and development projects, regulatory and other delays on new products and programs, unexpected changes in reimbursement rates and payer mix, unforeseen litigation, any decision to divest certain businesses and the cost of acquisition activity, particularly if a large acquisition is not completed.

The Company anticipates that its earnings per share for fiscal 1997 will range from $1.55 to $1.65 including a deferred tax benefit of about 15 cents per share and that its consolidated revenue and operating income will grow by more than 15% and 30%, respectively, in 1997, based mainly on these expectations:

    CooperVision sales will grow at mid-teens percentages during fiscal 1997 as it continues to gain market share in the toric segment of the global contact lens market.

    CooperSurgical is expected to continue to benefit from the 1996 acquisition of Unimar and grow 1997 sales and operating income at double-digit rates as the market for gynecologic procedures is increasingly driven by growth in population of women over 45 years of age in the United States.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

    HGA  revenue  and   operating   income  in  1997  is  expected   to  achieve
    double-digit growth through new outpatient clinics, geriatric programs and lower cost residential treatment services, assuming that patient revenue and operating expenses can continue successfully to adjust to changes in third party reimbursement rates for psychiatric care.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

   Exhibit
   Number                Description
   -------               ------------

   11                    Calculation of Earnings Per Share.

   27                    Financial Data Schedule.

  (b) The Company filed the following reports on Form 8-K during the period from November 1, 1996 to January 31, 1997


   Date of Report                  Item Reported
   --------------                  -------------

   December 12, 1996               Item 5.  Other Events
   January 10, 1997                Item 5.  Other Events
   January 30, 1997                Item 5.  Other Events

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

                                                 The Cooper Companies, Inc.
                                            -----------------------------------
                                                        (Registrant)

Date: March 6, 1997                                 /s/ Robert S. Weiss
                                            -----------------------------------
                                            Executive Vice President, Treasurer
                                               and Chief Financial Officer

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as 'tm'
The registered trademark symbol shall be expressed as 'r'

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                Index of Exhibits

Exhibit No.                                              Page No.
----------                                               --------

  11                     Calculation of Earnings Per Share.

  27                     Financial Data Schedule.