Form 10-Q
period 1997-04-30
COOPER COMPANIES INC
filed 1997-06-12
CIK 711404

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549
                                       FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarterly Period Ended  April 30, 1997

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________


Commission File Number 1-8597


                           The Cooper Companies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                      94-2657368
-------------------------------       --------------------
(State or other jurisdiction           (I.R.S. Employer
 of incorporation or                  Identification No.)
 organization)


6140 Stoneridge Mall Rd., Suite 590, Pleasanton,     CA 94588
----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

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

                     Yes   X       No
                          ---           ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.10 par value      12,441,376 Shares
-------------------------------    --------------------
           Class                     Outstanding at
                                      May 28, 1997

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES



                                      INDEX


                                                        Page No.


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                Consolidated Condensed Statements of
                   Income - Three and Six Months
                   Ended April 30, 1997 and 1996                 3

                Consolidated Condensed Balance Sheets -
                   April 30, 1997 and October 31, 1996           4

                Consolidated Condensed Statements
                   of Cash Flows - Six Months Ended
                   April 30, 1997 and 1996                       5

                Notes to Consolidated Condensed
                   Financial Statements                          7

  Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                   12

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of
             Security Holders                                  19
  Item 6.  Exhibits and Reports on Form 8-K                    20

Signature                                                      21

Index of Exhibits                                              22

                             PART I. FINANCIAL INFORMATION
                             Item 1. FINANCIAL STATEMENTS
                      THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Statements of Income
                       (In thousands, except per share figures)
                                      (Unaudited)


                                                   Three Months Ended         Six Months Ended
                                                        April 30,                 April 30,
                                                 ----------------------       ----------------------
                                                  1997           1996          1997             1996
                                                 ------         ------        ------           -----
Net sales of products                            $20,630        $15,784       $37,657          $29,338
Net service revenue                               13,033         10,991        24,382           19,686
                                                  ------         ------        ------           ------
        Net operating revenue                     33,663         26,775        62,039           49,024
                                                  ------         ------        ------           ------
Cost of products sold                              6,104          4,604        11,135            8,745
Cost of services provided                         11,373          9,991        22,055           19,137
Selling, general and admin-
  istrative  expense                               9,094          7,585        17,040           14,344
Research and development
  expense                                            414            316           738              593
Amortization of intangibles                          404            204           692              431
                                                  ------         ------        ------           ------
Income from operations                             6,274          4,075        10,379            5,774
                                                  ------         ------        ------           ------
Interest expense                                   1,255          1,268         2,484            2,562
Other income (expense), net                          (77)           133           (57)             405
                                                  ------          -----        ------           ------
Income before income taxes                         4,942          2,940         7,838            3,617
Provision for (benefit of)
  income taxes                                      (431)           131          (845)             156
                                                  ------         ------        ------           ------
Net income                                       $ 5,373        $ 2,809       $ 8,683          $ 3,461
                                                  ======         ======        ======           ======
Earnings per share                               $  0.44        $  0.24       $  0.72          $  0.30
                                                  ======         ======        ======           ======

Number of shares used to
  compute earnings per share                      12,229         11,724        12,052           11,715
                                                  ======         ======        ======           ======
















                             See accompanying notes.

                       THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                          Consolidated Condensed Balance Sheets
                                     (In thousands)
                                       (Unaudited)


                                                                  April 30,    October 31,
                                                                    1997          1996
                                                                    ----          ----
                               ASSETS
Current assets:
  Cash and cash equivalents                                        $   1,538         $   6,837
  Trade receivables, net                                              26,445            21,650
  Inventories                                                         13,700            10,363
  Other current assets                                                 4,195             3,645
                                                                     -------           -------
      Total current assets                                            45,878            42,495
                                                                     -------           -------
Property, plant and equipment at cost                                 53,341            49,306
  Less, accumulated depreciation and
    amortization                                                      15,836            14,632
                                                                     -------           -------
                                                                      37,505            34,674
                                                                     -------           -------
Goodwill and other intangibles, net                                   38,053            21,468
Other assets                                                           7,746             4,272
                                                                     -------           -------
                                                                   $ 129,182         $ 102,909
                                                                     =======           =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable to related party                                     $   5,000         $       -
Other short-term debt                                                  2,304               844
Trade accounts payable                                                 7,369             4,560
Other current liabilities                                             17,563            18,367
Accrued income taxes                                                   9,148             9,537
                                                                     -------           -------
    Total current liabilities                                         41,384            33,308
                                                                     -------           -------
Long-term debt                                                        45,592            47,920
Other noncurrent liabilities                                           4,205             6,351
                                                                     -------           -------
    Total liabilities                                                 91,181            87,579
                                                                     -------           -------

Stockholders' equity:
Common stock, $.10 par value                                           1,244             1,167
Additional paid-in capital                                           198,264           184,300
Accumulated deficit                                                 (161,128)         (169,811)
Other                                                                   (379)             (326)
                                                                     -------           -------
Total stockholders' equity                                            38,001            15,330
                                                                     -------           -------
                                                                   $ 129,182         $ 102,909
                                                                     =======           =======



                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                          Six Months Ended
                                                               April 30,
                                                        1997            1996
                                                     ---------         -------
Net cash provided (used) by operating
  activities                                          $   295          $(7,358)
                                                       ------            -----
Cash flows from investing activities:
  Acquisitions                                         (7,046)          (3,596)
  Purchase of property, plant and
    equipment                                          (4,103)            (743)
  Investment in escrow funds                           (2,898)               -
  Other                                                  (365)             298
                                                       ------            -----
Net cash used by investing activities                 (14,412)           (4,041)
                                                       ------            -----
Cash flows from financing activities:
  Proceeds from related party note                      5,000                -
  Proceeds from industrial development note             3,000                -
  Proceeds from line of credit, net                     1,332            2,458
  Proceeds from long-term debt                              -            1,320
  Payments of current installments of
    long-term debt                                       (539)          (1,773)
  Other                                                    25               81
                                                       ------            -----
Net cash provided by financing activities               8,818            2,086
                                                       ------            -----
Net decrease in cash and cash equivalents              (5,299)          (9,313)
Cash and cash equivalents - beginning of
  period                                                6,837           11,207
                                                       ------            -----
Cash and cash equivalents - end of period            $ 1,538           $ 1,894
                                                      ======            ======
Cash paid for:
        Interest (net of amounts capitalized)        $ 2,763           $ 2,399
                                                      ======            ======
        Income taxes                                 $   374           $    63
                                                      ======            ======





                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Consolidated Condensed Statements of Cash Flows, Concluded
                                 (In thousands)
                                   (Unaudited)

Supplemental schedule of noncash investing and financing activities:

Acquisitions:                                 1997             1996
                                              ----             ----
Fair value of assets                        $18,483           $ 9,661

Less:
  Cash acquired                                 (45)             (404)
  Cash paid                                  (7,046)           (3,596)
  Company stock issued                       (4,662)               -
  Notes issued                               (4,500)           (4,000)
                                             ------            ------
Liabilities assumed and acquisition
  costs accrued                             $ 2,230           $ 1,661
                                             ======            ======


In April 1996, the Company purchased the net assets of Unimar, Inc. by paying $3.6 million in cash and issuing $4 million in promissory notes. See Note 4 for a discussion of fiscal 1997 acquisitions.


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 1.  General

The Cooper Companies, Inc., and its subsidiaries (the "Company") develop, manufacture and market healthcare products, including a range of hard and soft daily, flexible and extended wear contact lenses and diagnostic and surgical instruments and equipment. The Company also provides healthcare services through the ownership of psychiatric facilities and by providing outpatient and other ancillary services.

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position, results of its operations and cash flows for those periods presented. Other than a reduction of $830,000 to the deferred tax asset valuation allowance recorded during the six months ended April 30, 1997, based on Management's belief that the Company's future results will continue to compare favorably with those of the prior year, adjustments consist only of normal recurring items.

Note 2.  Inventories

Inventories are stated at the lower of cost, determined on a first in, first out or average cost basis, or market.

The components of inventories are as follows:

                                      April 30,          October 31,
                                        1997                1996
                                      ---------          ----------
                                                (In thousands)

        Raw materials                 $ 2,837              $ 2,318
        Work-in-process                 1,148                1,028
        Finished goods                  9,715                7,017
                                       ------               ------
                                      $13,700              $10,363
                                       ======               ======


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 3. Long-Term Debt

Long-term debt consists of the following:

                                                 April 30,          October 31,
                                                   1997                 1996
                                                 --------            ----------
                                                       (In thousands)

10% Senior Subordinated
  Secured Notes due 2003                      $24,041                 $24,285
10-5/8% Convertible Sub-
  ordinated Reset Debentures
  due 2005                                          -                   9,220
Promissory notes - Unimar                       4,155                   4,000
Promissory note - Wesley-Jessen
  Corporation ("W-J")                           4,500                       -
County of Monroe Industrial
  Development Agency ("COMIDA")
  Bond                                          3,000                       -
HGA term loan                                  10,342                  10,675
Other                                             518                     584
                                               ------                  ------
                                               46,556                  48,764
Less, current installments                        964                     844
                                               ------                  ------
                                              $45,592                 $47,920
                                               ======                  ======


The Company called for redemption on April 9, 1997 (the "Redemption Date") all $9,290,000 principal amount of its 10 5/8% Convertible Subordinated Reset Debentures due March 1, 2005 ("Debentures") at 100% of principal value, plus unpaid interest through the Redemption Date. On the Redemption Date, holders of 47 Debentures received redemptions totaling $47,000 plus $527 of interest.

Holders of $9,243,000 of Debentures converted, at the rate of $15 per share, all of their Debentures into shares of the Company's common stock. A total of 616,187 shares of the Company's common stock, plus $253 in cash in lieu of fractional shares, were issued for the conversion. The holders who converted forfeited the right to receive any interest on such Debentures after March 1, 1997. No gain or loss was recorded by the Company.

W-J Promissory Note

The W-J promissory note, due March 17, 2001, was issued in conjunction with the acquisition of Natural Touch'r'.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


(See Note 4.) Interest on the W-J promissory note is payable semi-annually and accrues at a rate of 12% per annum, of which 8% per annum is payable in cash and 4% per annum is payable in kind.

COMIDA Bond

The COMIDA bond is a $3 million Industrial Revenue Bond ("IRB") to finance the cost of plant expansion, building improvements, and the purchase of equipment related to CVI's Scottsville, New York, facility. Currently, interest on the IRB is adjusted weekly. The interest rate in effect on June 5, 1997 was 3.85% per annum. Interest rates have ranged from 3.45% to 4.85% per annum since the COMIDA bond was issued. Principal repayments are made quarterly, beginning July 1997 and ending October 2012. At April 30, 1997, unutilized proceeds of $2.9 million from the IRB, which must be used for the aforementioned project, are carried in other assets. The IRB is secured by substantially all of CVI's rights to the facility.

A letter of credit was issued by KeyBank National Association ("KeyBank") to support certain obligations under the COMIDA bond. CVI is obligated to repay KeyBank for draws under and expenses incurred in connection with the letter of credit, pursuant to the terms of a Reimbursement Agreement, which is guaranteed by the Company. The Reimbursement Agreement contains customary provisions and covenants, including the maintenance of certain ratios and levels of net worth. CVI and COMIDA have granted a mortgage lien on the building and real estate located in Scottsville and a first lien security interest on the equipment purchased under the bond proceeds to KeyBank to secure payment under the Reimbursement Agreement.

Note 4.  Acquisitions

NATURAL TOUCH'r' ACQUISITION

In March 1997, the Company acquired the United States rights to Natural Touch'r', a line of opaque, cosmetic contact lenses, from W-J for $7.5 million ($3 million in cash and a $4.5 million promissory note) plus an ongoing royalty ranging from 3% to 8% per annum on sales of Natural Touch'r' products other than those supplied by W-J. The Company recorded intangible assets of $8 million for the patents, trademarks and distribution rights, which will be amortized over 7 to 15 years (the life of the patents or trademark).

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Presently, a subsidiary of W-J manufactures and supplies the Company with the products for the Natural Touch'r' line. A divestiture order issued by the Federal Trade Commission (the "FTC") in connection with the acquisition of the Natural Touch'r' line requires that the Company either develop on its own the manufacturing capabilities to produce the Natural Touch'r' line or find a suitable third-party manufacturer to produce it. The FTC may require the Company to divest itself of the Natural Touch'r' line if the Company has not either developed manufacturing capabilities that meet United States Food and Drug Administration ("FDA") approval or found a suitable third-party manufacturer meeting FDA approval within 18 months from the closing date (which deadline may be extended up to 42 months by the FTC).

MARLOW ACQUISITION

In April 1997, the Company acquired Marlow Surgical Technologies, Inc., ("Marlow"), a gynecology products company, for approximately $3.2 million in cash, liquidation of $900,000 of Marlow debt and 144,800 shares of the Company's common stock valued at $2.9 million at closing. As part of the acquisition, the Company agreed to issue an additional $500,000 of its common stock (valued as of the closing) on the third anniversary of the closing, subject to reduction by the amount of any obligations of the seller to indemnify the Company in connection with the acquisition. Also, the Company has guaranteed that the total value of the shares of its common stock issued or to be issued in the acquisition (valued at $3.4 million in total at closing) will appreciate by $1.3 million by the third anniversary of the acquisition. This guarantee has been included in the purchase price, with a corresponding credit to additional paid in capital. The acquisition has been accounted for as a purchase. Initially, $8.5 million has been ascribed to goodwill, which is being amortized over 20 years.

Note 5.  Cooper Life Sciences

In April 1997, the Company issued two term notes to Cooper Life Sciences, Inc. ("CLS") totaling $5.0 million and bearing interest at the prime rate per annum. The CLS term notes are due January 1998. CLS owns approximately 1,447,533 shares (or approximately 12%) of the Company's common stock. Two members of the Company's Board of Directors were designated by CLS and are also directors and/or officers of CLS. In addition, a third member owns the majority of the capital stock of CLS.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)


Note 6. Impact of Statements of Financial  Accounting  Standards  Issued But Not

Adopted

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which will be effective for financial statements for periods ending after December 15, 1997, including interim periods, and established standards for computing and presenting earnings per share. Earlier application is not permitted. Beginning with its unaudited consolidated condensed financial statements for the first quarter of fiscal 1998, the Company will make the required disclosures of basic and diluted earnings per share and provide a reconciliation of the numerator and denominator of its basic and diluted earnings per share computations. All prior period earnings per share data will be restated by the Company upon adoption of SFAS 128.

The Company expects that basic earnings per share figures to be reported under SFAS 128 will be somewhat higher than the figures historically reported, due to the removal of common stock equivalents from the calculation of average shares and that diluted earnings per share will not differ materially from historically reported figures.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


References to Note numbers below are references to the Notes to Consolidated Condensed Financial Statements located in Item 1.

                                 RESULTS OF OPERATIONS

Three and Six Months Ended April 30, 1997 Compared with Three and Six Months Ended April 30, 1996.

NET SALES OF PRODUCTS: Net sales of products increased by $4.8 million or 31% and $8.3 million or 28% for the three and six months ended April 30, 1997, respectively.


                                         (Dollars in 000's)
                    Three Months Ended                          Six Months Ended
                        April 30,                                  April 30,
            ---------------------------------          ----------------------------------
            1997          1996        % Incr.           1997         1996         % Incr.
            -----        ------       -------          ------       ------        -------

CVI*        $14,875      $12,158        22%            $27,107      $22,228         22%
CSI**         5,755        3,626        59%             10,550        7,110         48%
             ------       ------                        ------       ------
            $20,630      $15,784        31%            $37,657      $29,338         28%
             ======       ======                        ======       ======


* CVI = CooperVision, Inc.
** CSI = CooperSurgical, Inc.

Net sales of CVI increased both domestically and in Canada. The primary contributors to the growth included increased sales of the Preference'r' spherical product line and the Preference Toric'tm' product line, which together grew by approximately 50% over the comparable six-month period. Sales of toric lenses to correct astigmatism, CVI's leading product group, grew 38% over the comparable six-month period and accounted for 52% of its sales, up from 46% last year. In March 1997, the Company acquired Natural Touch'r', a line of opaque, cosmetic contact lenses (see Note 4), which contributed over $700,000 of sales in the second quarter of fiscal 1997. These increases were partially offset by anticipated decreases in sales of more mature product lines.

At CSI, year-to-date net sales increased by 48%. CSI's gynecology product lines grew by approximately 64%, primarily due to sales of products acquired in April 1996 (Unimar'r') and April 1997 (Marlow). (See Note 4.)

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


NET SERVICE REVENUE: Hospital Group of America, Inc.'s ("HGA") net service revenue for the six-month period of $24.4 million increased by 24% as revenue generated by Hampton Hospital has improved dramatically following a successful transition of the physician group begun late in the first quarter of fiscal 1996. Revenue continues to be pressured by the trend toward increased managed care, which results in decreased per diems and declines in average lengths of stay. Management is mitigating these pressures by increasing the number of admissions to its hospitals, improving its payer mix and expanding outpatient and other ancillary services. For the six-month period ended April 30, 1997, admissions are up 25%, and outpatient visits are up 47% over the same 1996 period. In April 1997, HGA opened the Midwest Center for Youth and Families, a 50-bed residential treatment facility in Kouts, Indiana, and set up a new management services division, which contracts to manage behavioral health programs.

                                                     (Dollars in 000's)
                                   Three Months Ended                   Six Months Ended
                                        April 30,                           April 30,
                            -------------------------------        -------------------------------
                                                    % Incr.                                % Incr.
                            1997         1996        (Decr.)       1997         1996         (Decr.)
                            ----         ----        -----         ----         ---          ------
Licensed
  inpatient beds              319*       269           19%           319          269         19%
Inpatient
  admissions                1,641      1,412           16%         3,095        2,474         25%
Total inpatient
  days                     18,832     16,552           14%        35,277       30,347         16%
Average length
  of stay (days)             11.3       12.2           (7%)         11.3         12.5        (10%)
Total outpatient
  visits                   17,935     12,804           40%        33,151       22,592         47%



*Midwest Center for Youth and Families opened in April 1997, adding 50 licensed inpatient beds.

COST OF PRODUCTS SOLD: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was as follows:

                                        Margin %                          Margin %
                                   Three Months Ended                 Six Months Ended
                                        April 30,                         April 30,
                                   -------------------                -----------------
                                    1997          1996                  1997      1996
                                    ----          ----                  ----      ----
         CVI                         77            76                    77        76
         CSI                         53            52                    53        51
         Consolidated                70            71                    70        70


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


CVI's margin increased due to efficiencies associated with higher production volumes. Also, CVI's product mix continues to improve, with increased sales of its toric contact lenses that generate higher margins.

Margin improved at CSI primarily due to the successful implementation of cost reduction programs associated with the Unimar Products acquired in April 1996.

COST OF SERVICES PROVIDED: Cost of services provided represents all normal operating costs (other than financing costs and amortization of intangibles) incurred by HGA in generating net service revenue. The result of subtracting cost of services provided from net service revenue is a profit of $2.3 million, or 10%, and $0.5 million, or 3%, of net service revenue in the first six months of 1997 and 1996, respectively. The increase in profit is primarily attributable to a combination of improved revenue and cost controls.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative (SG&A) expenses by business unit and corporate were as follows:

                                               (Dollars in 000's)
                            Three Months Ended                     Six Months Ended
                                April 30,                               April 30,
                  ----------------------------------       --------------------------------
                                 % Incr.                                % Incr.
                    1997           1996       (Decr.)         1997        1996       (Decr.)
                  -------        -------       -----        -------     -------       -----
CVI               $ 5,533        $ 4,353        27%         $10,315     $ 8,516        21%
CSI                 2,172          1,433        52%           3,970       2,714        46%
Corporate/
Other               1,389          1,799       (23%)          2,755       3,114       (12%)
                   ------         ------                     ------      ------
                  $ 9,094        $ 7,585        20%         $17,040     $14,344        19%
                   ======         ======                     ======      ======



SG&A expenses for the three- and six-month periods have increased 20% and 19%, respectively, largely as a result of (1) higher selling, promotion and distribution costs at CVI, which contributed to a 22% year-to-year increase in sales and (2) CSI SG&A expenses related to the Unimar and Marlow acquisitions, which were primarily responsible for the year-to-year increase of 48% in CSI 1997 revenue over 1996. The decrease in Corporate/Other SG&A expenses is primarily the result of the consolidation of the executive headquarters.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


INCOME FROM OPERATIONS: As a result of the variances discussed above, income from operations improved by $2.2 million, or 54%, and $4.6 million, or 80%, for the three- and six-month periods, respectively. Income (loss) from operations by business unit and corporate was as follows:

                                              (Dollars in 000's)
                            Three Months Ended                     Six Months Ended
                                 April 30,                             April 30,
                    --------------------------------         --------------------------------
                     1997          1996        Incr.          1997        1996          Incr.
                    ------        ------      ------         ------      ------      --------
   CVI                $ 5,565   $ 4,651      $   914        $ 9,995     $ 7,880      $ 2,115
   CSI                    483       281          202            902         573           329
   HGA                  1,615       948          667          2,237         446         1,791
   Corporate/
   Other               (1,389)   (1,805)         416         (2,755)     (3,125)         370
                       ------    ------       ------         ------      ------       ------
                      $ 6,274   $ 4,075      $ 2,199        $10,379     $ 5,774      $ 4,605
                       ======    ======       ======         ======      ======       ======


INTEREST EXPENSE: The decrease in interest expense primarily due to: (1) reduced interest rates on the HGA term loan and the CVI line of credit, (2) reduced interest as a result of the Debenture redemption and (3) reduced borrowing on the line of credit at CVI, partially offset by increased interest for the Unimar Note, W-J Note, CLS Note and COMIDA Bond. (See Notes 3 and 5.)

PROVISION FOR INCOME TAXES: The 1997 provision for federal and state taxes for the first six months of $200,000 was offset by a reversal of $215,000 of tax accruals no longer required, and the recognition of an additional income tax benefit of $830,000 from reducing the valuation allowance against the net deferred tax assets, based on Management's belief that the Company's future results will continue to compare favorably with those of the prior year. The Company recorded no deferred tax benefit prior to the fourth quarter of its 1996 fiscal year. The provision for the first six months of fiscal 1996 was for federal and state taxes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


                          CAPITAL RESOURCES & LIQUIDITY

The Company's financial condition continues to strengthen in each of the Company's business segments. On a consolidated basis, revenue improved by $13 million, or 27%, and operating income improved by $4.6 million, or 80%, in the first six months of 1997 over the same period in 1996. The Company generated $2.5 million of cash flow from operating activities in the second quarter of 1997. The 1997 six month cash flow from operating activities is at $0.3 million, a $7.7 million improvement over the $7.4 million of negative operating cash flow experienced for the same period in 1996.

The primary uses of cash for operating activities in the first six months of 1997 included payments of $2.2 million associated with settlements of certain disputes and payments totaling $2.0 million to fund fiscal 1996 entitlements under the Company's annual bonus plans. Cash disbursements for 1996 operating activities for the same period included payments of $4.4 million associated with settlements of certain disputes and payments totaling $2.0 million to fund fiscal 1995 entitlements under the Company's annual bonus plans. Primary uses of cash for investing activities for the six months ended April 30, 1997 included purchases of property, plant and equipment of $4.1 million of which, approximately $0.9 million relates to CooperVision's expansion of the Scottsville, New York, plant, and approximately $1.7 million relates to the construction of the Midwest Center for Youth and Families, a residential treatment center that HGA opened in April 1997. Investing activities also included cash paid for acquisitions of $3.0 million for Natural Touch'r', a line of opaque contact lenses from Wesley-Jessen and $4.1 million for Marlow Surgical Technologies, Inc., a gynecology products company, investments in escrow funds of $2.9 million and other investment activities of $0.4 million. Financing activities related primarily to a $1.3 million draw down on the Company's line of credit, $5.0 million Cooper Life Sciences term loan and $3.0 million industrial development note, all of which were primarily used to support investing activities. The Company plans to maximize the value of the line of credit by maintaining an outstanding amount until it is refinanced.

On April 9, 1997, the Company redeemed or converted into common stock all $9.3 million principal amount of its Debentures. The Company expects that the redemption or conversion will not be dilutive to 1997 earnings. See Note 3 for a further discussion of the redemption.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

The Company currently anticipates that operating cash flows of its existing businesses will be positive for the balance of fiscal 1997.

In addition, the Company expects to refinance a significant portion of its debt in the near future. It has signed a commitment letter with Key Bank National Association, a commercial lender, to provide a $50 million senior secured revolving credit facility with a term of five years and interest rates ranging from 0.5% to 2.25% over the London Interbank Offer Rate (LIBOR) depending upon certain financial ratios. The Company anticipates a closing during its fourth fiscal quarter and, at current LIBOR, expects cash savings from a reduction in interest of approximately $1.2 million per annum going forward, the favorable earnings impact of which will be partially offset by an accounting entry associated with a previous debt restructuring. The Company expects that the new facility will be secured by substantially all of the assets of the Company and its subsidiaries.

The Company is evaluating acquisition opportunities which, if consummated, would be funded by a combination of cash then on hand and/or other financing vehicles. The Company has an effective shelf registration statement under the Securities Act of 1933 (the "Securities Act") relating to 2,500,000 shares of the Company's common stock, and the Company may seek to obtain such funds through one or more equity offerings of its common stock thereunder. The Company may use any funds raised through such issuances of common stock to reduce outstanding indebtedness, to fund acquisitions or for general corporate purposes.

STATEMENT REGARDING PRIOR PROJECTIONS; FORWARD-LOOKING STATEMENTS

The Company has made certain projections in prior reports and other documents filed with the Securities and Exchange Commission (the "Commission"), including projections of sales, market share and operating income for CVI, projections of sales and operating income for CSI, projections of revenue and operating income for HGA, projections of consolidated revenue and operating income for the Company and projections of earnings per share for the Company (any and all such projections, collectively, the "Projections"). The Projections are contained in the following documents: (i) Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (the "1996 10-K"), (ii) the portions of the Company's 1996 Annual Report to Stockholders that have been incorporated by reference in the 1996 10-K, (iii) the portions of the Company's Proxy Statement for its Annual Meeting of Stockholders held March 25, 1997 that have been incorporated by reference into the 1996

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded


10-K, (iv) Quarterly Report on Form 10-Q for the quarter ended January 31, 1997 and (v) Current Reports on Form 8-K dated January 10, 1997, January 30, 1997, February 10, 1997, February 25, 1997, March 18, 1997, March 26, 1997, April 7,
1997, May 21, 1997 and June 2, 1997.

In light of the fact that the Company has an effective shelf registration statement under the Securities Act relating to 2,500,000 shares of the Company's common stock and may determine to issue shares of its common stock thereunder, the Company has determined, pursuant to Section 27A(d) of the Securities Act and
Section 21E(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), not to update the Projections at this time or issue further projections of sales, revenue, market share, operating income or earnings per share. The Company reserves the right, in its sole discretion and without any obligation to do so, to update the Projections or to resume issuing projections of sales, revenue, operating income and earnings per share in the future. In addition, the Company may make other statements that are "forward-looking statements" as defined in
Section 27A(i) of the Securities Act and Section 21E(i) of the Exchange Act. The Projections are deemed modified and superseded by the preceding paragraph and this paragraph.

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Certain statements set forth in this document constitute cautionary statements identifying important factors that could cause actual results to differ materially from those contained in the forward-looking statements. Additional factors that could cause or contribute to differences include: major changes in business conditions and the economy in general, loss of key members of senior management, new competitive inroads, costs to integrate acquisitions, dilution to earnings or earnings per share associated with acquisitions or stock issuance, decisions to invest in research and development projects, regulatory issues, unexpected changes in reimbursement rates and payer mix, unforeseen litigation, costs associated with potential debt restructuring, decisions to divest businesses and the cost of acquisition activity, particularly if a large acquisition is not completed. Future results are also dependent on each subsidiary of the Company meeting specific objectives.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

The 1997 Annual Meeting of Stockholders was held on March 25, 1997.

Each of eight individuals nominated to serve as directors of the Company was elected to office:

                                                            Votes
Director                                Votes For         Withheld
--------                                ---------         --------
A. Thomas Bender                        10,713,298         33,968
Michael H. Kalkstein                    10,713,676         33,590
Moses Marx                              10,713,304         33,962
Donald Press                            10,713,676         33,590
Steven Rosenberg                        10,711,771         35,495
Allen E. Rubenstein, M.D.               10,713,676         33,590
Robert S. Weiss                         10,713,318         33,948
Stanley Zinberg, M.D.                   10,713,643         33,623


Stockholders were also asked to ratify the appointment of KPMG Peat Marwick LLP as independent certified public accountants for the Company for the fiscal year ending October 31, 1997. A total of 10,702,935 shares were voted in favor of the ratification, 26,023 shares were voted against it and 18,308 shares abstained.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits


     Exhibit
     Number                Description
     -------               ------------
     11                    Calculation of Earnings Per Share.

     27                    Financial Data Schedule.



     (b) The Company filed the following reports on Form 8-K during the period from February 1, 1997 to April 30, 1997.


     Date
   of Report                                  Item Reported
   ---------                                  -------------
   February 10, 1997                          Item 5.  Other Events.
   February 25, 1997                          Item 5.  Other Events.
   March 18, 1997                             Item 5.  Other Events.
   March 26, 1997                             Item 5.  Other Events.
   April 7, 1997                              Item 5.  Other Events.


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



                                               The Cooper Companies, Inc.
                                           -------------------------------------
                                                      (Registrant)



Date: June 11, 1997                               /s/ Robert S. Weiss
                                           -------------------------------------
                                            Executive Vice President, Treasurer
                                                 and Chief Financial Officer

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                Index of Exhibits
                                -----------------


Exhibit No.                                                             Page No.
----------                                                              --------
   11              Calculation of Earnings Per Share.

   27              Financial Data Schedule.


                             STATEMENT OF DIFFERENCES
                             ------------------------

         The trademark symbol shall be expressed as..................'tm'
         The registered trademark symbol shall be expressed as........'r'