Form 10-Q
period 1997-07-31
COOPER COMPANIES INC
filed 1997-09-02
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarterly Period Ended July 31, 1997

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to

Commission File Number 1-8597

                           The Cooper Companies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 94-2657368
-----------------------------                 ----------------------
(State or other jurisdiction                     (I.R.S. Employer
 of incorporation or                            Identification No.)
 organization)

            6140 Stoneridge Mall Rd., Suite 590, Pleasanton, CA 94588
--------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

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

                             Yes  X     No

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.10 par value              14,749,300 Shares
------------------------------           ---------------------
           Class                             Outstanding at
                                             August 22, 1997

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                        Page No.

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                Consolidated Condensed Statements of
                   Income - Three and Nine Months
                   Ended July 31, 1997 and 1996                   3

                Consolidated Condensed Balance Sheets -
                   July 31, 1997 and October 31, 1996             4

                Consolidated Condensed Statements
                   of Cash Flows - Nine Months Ended
                   July 31, 1997 and 1996                       5-6

                Notes to Consolidated Condensed
                   Financial Statements                        7-12

  Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                 13-19

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                      20

Signature                                                        21

Index of Exhibits                                                22

                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                    (In thousands, except per share figures)
                                   (Unaudited)

                                                   Three Months Ended            Nine Months Ended
                                                        July 31,                      July 31,
                                                 ---------------------       -------------------------
                                                  1997           1996          1997              1996
                                                 ------         ------        ------            -----
Net sales of products                            $24,951        $18,001      $ 62,608          $47,339
Net service revenue                               13,998         10,870        38,380           30,556
                                                  ------         ------       -------           ------
        Net operating revenue                     38,949         28,871       100,988           77,895
                                                  ------         ------       -------           ------
Cost of products sold                              8,277          5,507        19,412           14,252
Cost of services provided                         12,107         10,027        34,162           29,164
Selling, general and admin-
  istrative  expense                              10,173          7,283        27,213           21,627
Research and development
  expense                                            487            294         1,225              887
Amortization of intangibles                          503            286         1,195              717
                                                  ------         ------       -------           ------
Income from operations                             7,402          5,474        17,781           11,248
                                                  ------         ------       -------           ------
Interest expense                                   1,335          1,403         3,819            3,965
Other income, net                                     94              2            37              407
                                                  ------         ------       -------           ------
Income before income taxes                         6,161          4,073        13,999            7,690
Benefit of income taxes                           (1,025)          (596)       (1,870)            (440)
                                                  ------         ------       -------           ------

Net income                                       $ 7,186        $ 4,669      $ 15,869          $ 8,130
                                                  ======         ======       =======           ======

Earnings per share                               $  0.55        $  0.40      $   1.28          $  0.69
                                                  ======         ======       =======           ======

Number of shares used to
  compute earnings per share                      12,981         11,793        12,365           11,741
                                                  ======         ======        ======           ======



















                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                July 31,    October 31,
                                                  1997         1996
                                                ---------   -----------
                               ASSETS
Current assets:

  Cash and cash equivalents                     $  43,291    $   6,837
  Trade receivables, net                           27,329       21,650
  Inventories                                      13,871       10,363
  Other current assets                              4,625        3,645
                                                ---------    ---------
      Total current assets                         89,116       42,495
                                                ---------    ---------
Property, plant and equipment at cost              54,938       49,306
  Less, accumulated depreciation and
    amortization                                   16,451       14,632
                                                ---------    ---------
                                                   38,487       34,674
                                                ---------    ---------
Goodwill and other intangibles, net                37,246       21,468
Other assets                                        8,808        4,272
                                                ---------    ---------
                                                $ 173,657    $ 102,909
                                                =========    =========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term debt                                 $  34,407    $     844
Trade accounts payable                              6,523        4,574
Other current liabilities                          16,249       18,353
Accrued income taxes                                9,095        9,537
                                                ---------    ---------
    Total current liabilities                      66,274       33,308
                                                ---------    ---------
Long-term debt                                      8,841       47,920
Other noncurrent liabilities                        2,845        6,351
                                                ---------    ---------
    Total liabilities                              77,960       87,579
                                                ---------    ---------

Stockholders' equity:

Common stock, $.10 par value                        1,475        1,167
Additional paid-in capital                        248,532      184,300
Accumulated deficit                              (153,942)    (169,811)
Other                                                (368)        (326)
                                                ---------    ---------
Total stockholders' equity                         95,697       15,330
                                                ---------    ---------
                                                $ 173,657    $ 102,909
                                                =========    =========










                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                Nine Months Ended
                                                     July 31,

                                                 1997         1996
                                               --------     --------
Net cash provided (used) by operating
  activities                                   $  2,918     $(2,094)
Cash flows from investing activities:

  Acquisitions                                   (7,145)     (3,796)
  Purchase of property, plant and
    equipment                                    (5,807)     (1,958)
  Investment in escrow funds                     (2,897)       --
  Other                                            (358)        313
                                               --------    --------
Net cash used by investing activities           (16,207)     (5,441)
                                               --------    --------

Cash flows from financing activities:

  Proceeds from follow-on offering, net          50,452        --
  Payment on Wesley-Jessen promissory note       (3,035)       --
  Proceeds from industrial development note       3,000        --
  Payments of current installments of
    long-term debt                                 (699)     (1,768)
  Repayment of line of credit, net                 --          (180)
  Proceeds from long-term debt                     --         1,320
  Other                                              25          99
                                               --------    --------
Net cash provided (used) by financing
  activities                                     49,743        (529)
                                               --------    --------

Net increase (decrease) in cash and cash
  equivalents                                    36,454      (8,064)
Cash and cash equivalents - beginning of
  period                                          6,837      11,207
                                               --------    --------

Cash and cash equivalents - end of period      $ 43,291    $  3,143
                                               ========    ========















                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Consolidated Condensed Statements of Cash Flows, Concluded
                                 (In thousands)
                                   (Unaudited)

Supplemental schedule of noncash investing and financing activities:

Acquisitions:                                        1997        1996
                                                   --------    --------
Fair value of assets                               $ 18,574    $  9,661

Less:

  Cash acquired                                         (45)       (404)
  Cash paid                                          (7,145)     (3,796)
  Company stock issued                               (4,662)       --
  Notes issued                                       (4,500)     (4,000)
                                                   --------    --------

Liabilities assumed and acquisition
  costs accrued                                    $  2,222    $  1,461
                                                   ========    ========

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

During interim periods, the Company follows the accounting policies set forth in its Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K and its Annual Report to Stockholders for the fiscal year ended October 31, 1996 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for future quarters.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for those periods presented. Other than a reduction of $2.1 million to the deferred tax asset valuation allowance recorded during the nine months ended July 31, 1997, based on Management's belief that the Company's future results will continue to compare favorably with those of the prior year, adjustments consist only of normal recurring items.

Note 2.  Inventories

Inventories are stated at the lower of cost, determined on a first in, first out or average cost basis, or market.

The components of inventories are as follows:

                                                 July 31,          October 31,
                                                   1997               1996
                                                 -------           -----------
                                                        (In thousands)

        Raw materials                            $ 2,907             $ 2,318
        Work-in-process                            1,324               1,028
        Finished goods                             9,640               7,017
                                                  ------              ------
                                                 $13,871             $10,363
                                                  ======              ======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

   Note 3.  Long-Term Debt

   Long-term debt consists of the following:


                                                 July 31,          October 31,
                                                   1997               1996
                                                 -------           -----------
                                                        (In thousands)

   10% Senior Subordinated
     Secured Notes due 2003                      $23,923             $24,285
   Promissory notes - Unimar                       4,155               4,000
   Promissory note - Wesley-Jessen
     Corporation ("W-J")                           1,517                --
   County of Monroe Industrial
     Development Agency ("COMIDA")
     Bond                                          3,000                --
   HGA term loan                                  10,175              10,675
   10-5/8% Convertible Sub-
     ordinated Reset Debentures
     due 2005                                          -               9,220
   Other                                             470                 584
                                                  ------              ------
                                                  43,240              48,764
   Less, current installments                     34,399                 844
                                                  ------              ------
                                                 $ 8,841             $47,920
                                                  ======              ======

On July 29, 1997, the Company announced that it had called for redemption on September 1, 1997, all $21.9 million principal amount of its 10% Senior Subordinated Secured Notes due 2003 (the "Notes") at 100% of principal value plus unpaid interest through September 1, 1997. No interest will accrue or be paid on the Notes after September 1, 1997. It is anticipated that an extraordinary gain will be recorded in the fourth quarter as a result of the redemption.

The Company called for redemption on April 9, 1997 (the "Redemption Date") all $9.3 million principal amount of its 10 5/8% Convertible Subordinated Reset Debentures due March 1, 2005 ("Debentures") at 100% of principal value, plus unpaid interest through the Redemption Date. On the Redemption Date, holders of 47 Debentures received cash totaling an aggregate redemption price of $47,000 plus $527 of interest. Holders of $9.2 million of Debentures converted, at a conversion price of $15 per share, all of their Debentures into shares of the Company's common stock. A total of 616,187 shares of the Company's common stock, plus $253 of cash in lieu of fractional shares, were issued upon such conversions. The holders who converted forfeited the right to receive any interest on such Debentures after March 1, 1997. No gain or loss was recorded by the Company.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Promissory Note - W-J

The W-J promissory note, due March 17, 2001, was issued in conjunction with the acquisition of Natural Touch'r'. (See Note 4.) Interest on the W-J promissory note is payable semi-annually and accrues at a rate of 12% per annum, of which 8% per annum is payable in cash and 4% per annum is payable in kind. On July 31, 1997, the Company repaid $3 million of the principal and associated unpaid interest.

COMIDA Bond

The COMIDA bond is a $3 million Industrial Revenue Bond ("IRB") to finance the cost of plant expansion, building improvements, and the purchase of equipment related to CVI's Scottsville, New York, facility. Currently, interest on the IRB is adjusted weekly. The interest rate in effect on August 22, 1997 was 3.75% per annum. Interest rates have ranged from 3.45% to 4.85% per annum since the COMIDA bond was issued. Principal repayments are made quarterly, beginning July 1997 and ending October 2012. At July 31, 1997, unutilized proceeds of $2.9 million from the IRB, which must be used for the aforementioned project, are carried in other assets. The IRB is secured by substantially all of CVI's rights to the facility.

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

Note 4.  Acquisitions

NATURAL TOUCH'r' ACQUISITION

In March 1997, the Company acquired the United States rights to Natural Touch'r', a line of opaque, cosmetic contact lenses, from W-J for $7.5 million ($3 million in cash and a $4.5 million promissory note, $3 million of which was repaid on July 31, 1997)

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

plus an ongoing royalty ranging from 3% to 8% per annum on sales of Natural Touch'r' products other than those supplied by W-J. The Company recorded intangible assets of $8 million for the patents, trademarks and distribution rights, which will be amortized over 7 to 15 years (the life of the patents or trademark).

Presently, a subsidiary of W-J manufactures and supplies the Company with the products for the Natural Touch'r' line. A divestiture order issued by the Federal Trade Commission (the "FTC") in connection with the acquisition of the Natural Touch'r' line requires that the Company either develop on its own the manufacturing capabilities to produce the Natural Touch'r' line or find a suitable third-party manufacturer to produce it. The FTC could require the Company to divest itself of the Natural Touch'r' line if the Company has not either developed manufacturing capabilities that meet United States Food and Drug Administration ("FDA") approval or found a suitable third-party manufacturer meeting FDA approval within 18 months from the closing date (which deadline may be extended by an additional 24 months.

MARLOW ACQUISITION

In April 1997, the Company acquired Marlow Surgical Technologies, Inc., ("Marlow"), a gynecology products company, for approximately $3.2 million in cash, liquidation of $900,000 of Marlow debt and 144,800 shares of the Company's common stock valued at $2.9 million at closing. As part of the acquisition, the Company agreed to issue an additional $500,000 of its common stock (valued as of the closing) on the third anniversary of the closing, subject to reduction by the amount of any obligations of the seller to indemnify the Company in connection with the acquisition. Also, the Company has guaranteed that the total value of the shares of its common stock issued or to be issued in the acquisition (valued at $3.4 million in total at closing) will appreciate by $1.3 million by the third anniversary of the acquisition. This guarantee has been included in the purchase price, with a corresponding credit to additional paid in capital. The acquisition has been accounted for as a purchase. Initially, $8.4 million has been ascribed to goodwill, which is being amortized over 20 years.

Note 5.  Cooper Life Sciences

In April 1997, the Company issued two term notes to Cooper Life Sciences, Inc. ("CLS") totaling $5 million and bearing interest at the prime rate per annum. The CLS term notes were due January 1998. On July 31, 1997, the notes plus accrued interest were repaid from the proceeds of the follow-on offering. (See
Note 6.) CLS owns approximately 1,192,133 shares (or

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

approximately 8%) of the Company's common stock. Two members of the Company's Board of Directors were designated by CLS, and one member of the Company's board owns the majority of the capital stock of CLS. In addition, two of these directors are also directors of CLS.

Note 6.  Supplementary Earnings Per Share Information

On July 23, 1997, the Company filed with the Securities and Exchange Commission a prospectus supplement for the sale of 2,000,000 shares of the Company's common stock at the offering price of $23 1/2 per share. The Company sold 2,300,000 shares of common stock (including 300,000 shares for over allotment). The proceeds from the offering of $50.5 million, net of underwriters discount and transaction costs of $3.6 million, was used and will be used to repay outstanding indebtedness.

The following presents supplementary earnings per share information assuming the proposed offering and the repayment of $34.7 million and $38.2 million of debt, respectively, on the first day of fiscal 1996 and fiscal 1997:

                                               Year Ended          Nine Months
                                               October 31,        Ended July 31,
                                                  1996                 1997
                                                --------          --------------

Earnings per share:

From continuing operations                        $ 1.55              $ 1.32
Extraordinary item(1)                                .14                 .10
                                                  ------              ------
Earnings per share                                $ 1.69              $ 1.42
                                                  ======              ======

Number of shares used to
compute earnings per
share (in thousands):

Historical                                        11,761              12,365
Shares, the proceeds of
  which are assumed to be
  used to repay outstanding
  indebtedness                                     1,584               1,742
                                                  ------              ------
Total                                             13,345              14,107
                                                  ======              ======

--------
(1) Represents the per share amount related to a net extraordinary gain, net of taxes and prepayment penalties, of $1.4 million for the nine months ended July 31, 1997 and $1.8 million for the year ended October 31, 1996 related to the assumed extinguishment of debt, as if such extinguishment had occurred on the first day of the periods presented.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)

Note 7. Impact of Statements of Financial Accounting Standards Issued But Not Adopted

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which will be effective for financial statements for fiscal years beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Earlier application is permitted. The Company will make the required reporting of comprehensive income beginning with its consolidated financial statements for the fiscal year beginning November 1, 1998. Upon adoption, reclassification of comparative financial statements for prior periods to reflect application of the provisions of SFAS 130 is required. The Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which will be effective for financial statements for periods beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. Earlier application is encouraged. The Company will make the required disclosures under SFAS 131 beginning with its consolidated financial statements for the year ending October 31, 1999. Upon adoption, comparative information for earlier years is to be restated.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

References to Note numbers below are references to the Notes to Consolidated Condensed Financial Statements located in Item 1.

                              RESULTS OF OPERATIONS

Three and Nine Months Ended July 31, 1997 Compared with Three and Nine Months Ended July 31, 1996.

NET SALES OF PRODUCTS: Net sales of products increased by $7 million or 39% and $15.3 million or 32% for the three and nine months ended July 31, 1997, respectively.

                                        (Dollars in 000's)
                   Three Months Ended                         Nine Months Ended
                        July 31,                                   July 31,
            --------------------------------           ----------------------------------
            1997          1996        % Incr.           1997         1996         % Incr.
            -----        ------       -------          ------       ------        -------
CVI*        $17,815      $12,963        37%            $44,922      $35,191         28%
CSI**         7,136        5,038        42%             17,686       12,148         46%
             ------       ------                        ------       ------
            $24,951      $18,001        39%            $62,608      $47,339         32%
             ======       ======                        ======       ======

* CVI = CooperVision, Inc.
** CSI = CooperSurgical, Inc.

Net sales of CVI increased both domestically and in Canada. The primary contributors to the growth included increased sales of the Preference'r' spherical and the Preference Toric'tm') product lines, which together grew by approximately 48% over the comparable nine-month period. Sales of toric lenses to correct astigmatism, CVI's leading product group, grew 40% over the comparable nine-month period and accounted for 52% of its sales, up from 48% last year. In March 1997, the Company acquired Natural Touch'r', a line of opaque, cosmetic contact lenses (see Note 4), which contributed over $2.1 million of sales in fiscal 1997. These increases were partially offset by anticipated decreases in sales of more mature product lines.

At CSI, year-to-date net sales increased by 46%. CSI's gynecology product lines grew by approximately 60% over the period primarily due to sales of products acquired in April 1996 (Unimar'r') and April 1997 (Marlow). (See Note 4.)

NET SERVICE REVENUE: Hospital Group of America, Inc.'s ("HGA") net service revenue for the nine-month period of $38.4 million increased by 26% over the prior year, as revenue generated by Hampton Hospital improved dramatically following a successful transition of the physician group begun in the first quarter of fiscal 1996.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Revenue continues to be pressured by the trend toward increased managed care, which results in decreased per diems and pressures average lengths of stay. Management is mitigating these by increasing the number of admissions to its hospitals, improving its payer mix and expanding outpatient and other ancillary services. For the nine-month period ended July 31, 1997, admissions are up 22%, and outpatient visits are up 57% over the same 1996 period. In April 1997, HGA opened the Midwest Center for Youth and Families, a 50-bed residential treatment facility in Kouts, Indiana, and set up a new management services division, which contracts to manage behavioral health programs.

                                                  (Dollars in 000's)
                             Three Months Ended                    Nine Months Ended
                                  July 31,                              July 31,
                         -----------------------------        ----------------------------
                                               % Incr.                             %Incr.
                         1997       1996       (Decr.)        1997        1996     (Decr.)
                         ----       ----       -------        ----        ----     -------
Licensed
  inpatient
  beds                     319*       269        19%            319*       269       19%
Inpatient
  admissions             1,616      1,373        18%          4,711      3,847       22%
Total
  inpatient
  days                  20,392     15,932        28%         55,669     46,279       20%
Average length
   of stay
  (days)                  11.6       11.6        --            11.4       12.2       (7%)
Total
  outpatient
  visits                20,930     11,884        76%         54,081     34,476       57%

*Midwest Center for Youth and Families opened in April 1997, adding 50 licensed inpatient beds.

COST OF PRODUCTS SOLD: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was as follows:

                                Margin %                          Margin %
                          Three Months Ended                 Nine Months Ended
                                July 31,                          July 31,
                          ------------------                 -----------------
                          1997          1996                  1997        1996
                          ----          ----                  ----        ----
   CVI                     73            77                    76          76
   CSI                     52            51                    52          51
   Consolidated            67            69                    69          70

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

CVI's margin for the third quarter 1997 was decreased by: 1) a write off of approximately $300,000 of inventory and other costs related to an unsuccessful attempt to gain access to the over-the-counter ophthalmic pharmaceutical market in Canada and 2) increased sales of lower margin Natural Touch'r' products purchased in March 1997.

Margin improved at CSI primarily due to cost reduction programs associated with Unimar'r' products, acquired in April 1996.

COST OF SERVICES PROVIDED: Cost of services provided represents all normal operating costs (other than financing costs and amortization of intangibles) incurred by HGA in generating net service revenue. The result of subtracting cost of services provided from net service revenue is $4.2 million, or 11%, and $1.4 million, or 5%, of net service revenue in the first nine months of 1997 and 1996, respectively. The increase in profit resulted primarily from improved revenue, particularly at Hampton Hospital and increased outpatient visits that generate an operating margin approaching 20%, and with the benefit of concurrent cost controls.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative (SG&A) expense by business unit and corporate ("HQ") were as follows:

                                              (Dollars in 000's)
                     Three Months Ended                            Nine Months Ended
                          July 31,                                      July 31,
                  -----------------------------------       --------------------------------
                                              % Incr.                                % Incr.
                   1997           1996        (Decr.)         1997        1996       (Decr.)
                  -------        -------      -------       -------     -------      -------
CVI               $ 6,271        $ 4,051        55%         $16,586     $12,567        32%
CSI                 2,333          1,804        29%           6,303       4,518        40%
HQ/Other            1,569          1,428        10%           4,324       4,542        (5%)
                   ------         ------                     ------      ------
                  $10,173        $ 7,283        40%         $27,213     $21,627        26%
                   ======         ======                     ======      ======

SG&A expense for the three- and nine-month periods increased 40% and 26%, respectively, largely as a result of: (1) higher selling, promotion and distribution costs at CVI, which contributed to a 28% year-to-year increase in sales and (2) CSI SG&A expenses related to the Unimar and Marlow acquisitions, which contributed to CSI's 46% year-to-year revenue increase. The decrease in HQ/Other SG&A expenses for the nine-month period is primarily the result of consolidating the executive headquarters.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

INCOME FROM OPERATIONS: As a result of the variances discussed above, income from operations improved by $1.9 million, or 35%, and $6.5 million, or 58%, for the three-and nine-month periods, respectively. Income (loss) from operations by business unit and HQ was as follows:

                                              (Dollars in 000's)
                           Three Months Ended                      Nine Months Ended
                                 July 31,                               July 31,
                    --------------------------------        ---------------------------------
                                               Incr.
                     1997          1996       (Decr.)         1997        1996         Incr.
                    ------        ------      -------        ------      ------      --------
   CVI             $ 6,235       $ 5,625      $   610       $16,230     $13,505      $ 2,725
   CSI                 890           491          399         1,792       1,064          728
   HGA               1,846           792        1,054         4,083       1,238        2,845
   HQ/Other         (1,569)       (1,434)        (135)       (4,324)     (4,559)         235
                    ------        ------       ------         ------      ------       ------
                   $ 7,402       $ 5,474      $ 1,928       $17,781     $11,248      $ 6,533
                    ======        ======       ======        ======      ======       ======

INTEREST EXPENSE: The decrease in interest expense is primarily due to: (1) reduced interest rates on the HGA term loan and the CVI line of credit, (2) the Debenture redemption and (3) reduced borrowing on the line of credit at CVI. These savings were partially offset by interest charges associated with the Unimar Note, W-J Note, CLS Note and COMIDA Bond. (See Notes 3 and 5.)

PROVISION FOR INCOME TAXES: The 1997 provision for federal and state taxes for the first nine months of $445,000 was offset by a reversal of $215,000 of tax accruals no longer required, and the recognition of an additional benefit of $2.1 million from reducing the valuation allowance against the net deferred tax assets, based on Management's belief that the Company's future results will continue to compare favorably with those of the prior year. The Company recorded no deferred tax benefit prior to the fourth quarter of its 1996 fiscal year. The tax provision for the first nine months of fiscal 1996 was for federal and state taxes of $175,000, offset by a reversal of $615,000 of tax accruals no longer required.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                          CAPITAL RESOURCES & LIQUIDITY

OVERVIEW: During the third quarter, the Company raised $51.2 million in a public offering of 2.3 million shares of its common stock. The offering was underwritten by Deutsche Morgan Grenfell and PaineWebber Incorporated. As indicated in the prospectus, the Company is using the proceeds to repay outstanding indebtedness. Since the follow-on offering, the Company has repaid approximately $22 million of debt (approximately $12 million of which was repaid in the third quarter) and has called for redemption on September 1, 1997, all $21.9 million principal amount of its 10% Senior Subordinated Secured Notes due 2003. Following these repayments, the Company's debt will be reduced to approximately $9.1 million.

As previously announced, the Company expects to complete a $50 million secured revolving credit facility in its fourth fiscal quarter. The facility would have a term of five years, with borrowings having interest rates ranging from 0.5% to 2.25% over the London Interbank Offered Rates (LIBOR) depending on certain financial ratios. The thirty day LIBOR was approximately 5 5/8% on August 25, 1997. The Company intends to use this debt financing to fund acquisitions and for general corporate purposes.

In April 1997, the Company redeemed or converted into common stock all $9.3 million principal amount of its 10-5/8% Convertible Subordinated Reset Debentures due 2005 (see Note 3), in a transaction that is not expected to be dilutive to the Company's 1997 earnings.

As a result of these transactions and three quarters of profitable operations in fiscal 1997 (bringing the number of consecutive profitable quarters to seven), the Company's balance sheet has been dramatically strengthened since the 1996 fiscal year end. The Company's debt to equity ratio has improved from 3.2 to 1 at October 31, 1996 to 0.4 to 1 at July 31, 1997, with net worth up over 500% to $95.7 million from $15.3 million. Also, cash, cash equivalents and restricted cash net of debt has improved from a net debt position of $41.9 million at October 31, 1996 to a net cash, cash equivalents and restricted cash position of $2.9 million at July 31, 1997. With a competitively priced revolving credit facility virtually in place and operations that should provide sufficient cash to fund general corporate activities, management believes that the Company is well positioned to pursue the acquisition opportunities it is currently evaluating.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

OPERATING CASH FLOWS: Cash provided by operating activities for the nine months ended July 31, 1997 was $2.9 million compared with $2.1 million used by operating activities in the first nine months of fiscal 1996. Operating activities provided $3.5 million for the fiscal year 1996.

The primary uses of cash for operating activities in the first nine months of 1997 included payments of $4.7 million associated with settlements of certain disputes and payments totaling $2 million to fund fiscal 1996 entitlements under the Company's annual bonus plans. Cash disbursements for 1996 operating activities for the same period included payments of $4.9 million associated with settlements of certain disputes and payments totaling $2 million to fund fiscal 1995 entitlements under the Company's annual bonus plans.

INVESTING CASH FLOWS: Primary uses of cash for investing activities for the nine months ended July 31, 1997 included purchases of property, plant and equipment of $5.8 million, of which approximately $1.3 million relates to CooperVision's expansion of the Scottsville, New York, plant and approximately $1.7 million related to the construction of the Midwest Center for Youth and Families, a residential treatment center that HGA opened in April 1997. Investing activities also included cash paid for acquisitions of $3 million for Natural Touch(R), a line of opaque contact lenses from Wesley-Jessen and $4.1 million for Marlow Surgical Technologies, Inc., a gynecology products company (see Note 4), investments in escrow funds of $2.9 million and other investment activities of $0.4 million.

FINANCING CASH FLOWS: Financing activities primarily related to net proceeds generated from the follow-on offering of $50.5 million (see Note 6), and the $3 million industrial development note and paydown of the Wesley-Jessen Corporation promissory note by $3 million (see Note 3).

IMPACT OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ISSUED BUT NOT ADOPTED

See Note 7 for a discussion of the impact of the following Statements of Financial Accounting Standards ("SFAS") issued but not adopted:

       SFAS 128 "Earnings Per Share"
       SFAS 130 "Reporting Comprehensive Income"
       SFAS 131 "Disclosure About Segments of an Enterprise and
                     Related Information"

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded

FORWARD-LOOKING STATEMENTS

Statements contained in this document that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue" or similar terms. Certain statements in the Company's periodic and other filings with the Securities and Exchange Commission, including all the statements under the headings "Risk Factors" and "Recent Developments" in the Prospectus and Prospectus Supplement for shares of the Company's common stock attached as an exhibit to a Form 8-K filed July 23, 1997, constitute cautionary statements identifying important factors that could cause actual results to differ materially from those contained in the forward-looking statements. Additional factors that could cause or contribute to differences include: major changes in business conditions and the economy in general; loss of key members of senior management; new competitive inroads; costs to integrate acquisitions; decisions to invest in research and development projects; dilution to earnings per share associated with acquisitions or stock issuance; regulatory issues; unexpected changes in reimbursement rates and payor mix; costs associated with debt restructuring; unforeseen litigation and decisions to divest businesses. Future results are also dependent on each subsidiary of the Company meeting specific objectives.

                           PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit
     Number                Description
     -------               -----------
     10.19                 Letter Agreement Dated April 11, 1997, By and
                           Between Mark R. Russell and Hospital Group of
                           America, Inc.

      11                   Calculation of Earnings Per Share.

      27                   Financial Data Schedule.

     (b) The Company filed the following reports on Form 8-K during the period from May 1, 1997 to July 31, 1997.

     Date
   of Report                                  Item Reported
   ---------                                  -------------
   May 21, 1997                               Item 5.  Other Events.
   June 2, 1997                               Item 5.  Other Events.
   July 22, 1997                              Item 5.  Other Events.
   July 23, 1997                              Item 5.  Other Events.
   July 29, 1997                              Item 5.  Other Events.

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


                                                 The Cooper Companies, Inc.
                                             -----------------------------------
                                                        (Registrant)



   Date: August 29, 1997                            /s/ Robert S. Weiss
                                             -----------------------------------
                                             Executive Vice President, Treasurer
                                               and Chief Financial Officer

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                Index of Exhibits

   Exhibit No.                                                          Page No.
   ----------                                                           --------
     10.19                 Letter Agreement Dated April 11, 1997,
                           By and Between Mark R. Russell and
                           Hospital Group of America, Inc.

     11                    Calculation of Earnings Per Share.

     27                    Financial Data Schedule.

                           STATEMENT OF DIFFERENCES


The trademark symbol shall be expressed as................................'tm'

The registered trademark symbol shall be expressed as......................'r'