Form 10-K
period 1997-10-31
COOPER COMPANIES INC
filed 1998-01-27
CIK 711404

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997  COMMISSION FILE NO. 1-8597

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
Common Stock, $.10 Par Value, and            New York Stock Exchange
  associated Rights                          Pacific Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                       None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997: Common Stock, $.10 Par Value--$589,841,619.

     Number of shares outstanding of the registrant's common stock, as of December 31, 1997: 14,799,705.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                        DOCUMENT                             PART OF FORM 10-K
---------------------------------------------------------    -----------------
Portions of the Annual Report to Stockholders for the        Parts I and II
  fiscal year ended October 31, 1997
Portions of the Proxy Statement for the Annual Meeting of    Part III
  Stockholders to be held April 2, 1998

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     The Cooper Companies, Inc. ('TCC' or the 'Company'), through its primary subsidiaries, CooperVision, Inc. ('CVI'), CooperSurgical ('CSI'), Inc. and Hospital Group of America, Inc. ('HGA'), develops, manufactures and markets healthcare products, including a range of contact lenses, diagnostic and surgical instruments and equipment, and provides healthcare services through the ownership and operation of psychiatric facilities. TCC is a Delaware corporation, which was organized on March 4, 1980.

FORWARD-LOOKING STATEMENTS

     Statements in this report that are not based on historical fact may be 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as 'may,' 'will,' 'expect,' 'estimate,' 'anticipate,' 'continue' or similar terms. Actual results could differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include: major changes in business conditions and the economy in general, loss of key members of senior management, any prolonged disruption in the operations of the Company's manufacturing facilities or hospitals, inroads by new competitors or technologies, cost to integrate acquisitions, potential foreign exchange exposure, decisions to invest in research and development and other start-up projects, dilution to earnings per share associated with acquisitions or stock issuances, regulatory issues, unexpected changes in reimbursement rates and payor mix, environmental clean-up costs above those already accrued, litigation and decisions to divest businesses. Future results are also dependent on each of the Company's business units meeting specific objectives.

GENERAL DESCRIPTION AND DEVELOPMENT OF BUSINESSES

     The information required for these items is contained under the caption 'Business Operations' in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference and is included as Exhibit 13 to this Form 10-K.

RESEARCH AND DEVELOPMENT

     During the fiscal years ended October 31, 1997, 1996 and 1995, expenditures for Company-sponsored research and development were $1.7 million, $1.2 million and $2.9 million, respectively. During fiscal 1997, CooperVision incurred approximately 54% and CooperSurgical incurred approximately 46% of total research and development expenditures. No customer-sponsored research and development has been conducted.

     The Company employs 15 people in its research and development and manufacturing engineering departments. Outside specialists in lens designs formulation science, polymer chemistry, microbiology and biochemistry support product development and clinical research for CooperVision products. Research and development for CooperSurgical is conducted in-house and by outside surgical specialists, including members of CooperSurgical's surgical advisory board.

GOVERNMENT REGULATION

     Healthcare Products. The U.S. Food and Drug Administration ('FDA') and other federal agencies as well as foreign ministries of health regulate the development, testing, production and marketing of the Company's healthcare products. The Federal Food, Drug and Cosmetic Act and other statutes and regulations govern the testing, manufacturing, labeling, storage, advertising and promotion of such products. Noncompliance with applicable regulations can result in fines, product recall or seizure, suspension of production and criminal prosecution.

     The Company is currently developing and marketing medical devices, which are subject to different levels of FDA regulation depending upon the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval procedures, while Class I and II devices are subject to substantially lower levels of regulation.

     A multi-step procedure must be completed before a new contact lens can be sold commercially. Data must be compiled on the chemistry and toxicology of the lens, its microbiological profile and the proposed manufacturing process. All data generated must be submitted to the FDA in support of an application for an Investigational Device Exemption. Once granted, clinical trials may be initiated subject to the review and approval of an Institutional Review Board and, where a lens is determined to be a significant risk device, the FDA. When clinical trials are completed, a Premarket Approval Application must be submitted and approved by the FDA before commercialization.

     The Company, in connection with some of its new surgical products, can submit premarket notification to the FDA under an expedited procedure known as a 510(k) application, which is available for any product that can be demonstrated to be substantially equivalent to a device marketed prior to May 28, 1976. If the new product is not substantially equivalent to a pre-existing device or if the FDA rejected a claim of substantial equivalence, approval to market would require extensive preclinical and clinical testing that would incur additional costs and substantially delay product marketing.

     FDA and state regulations also require the Company to adhere to applicable 'good manufacturing practices' ('GMP'), which mandate detailed quality assurance and record keeping procedures, and the Company is subject to unscheduled periodic regulatory inspections. The Company believes it is in substantial compliance with GMP regulations.

     The Company also is subject to foreign regulatory authorities governing human clinical trials and medical device sales that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained before products may be marketed in those countries. The approval process varies from country to country, and the time required may be longer or shorter than required for FDA approval.

     These regulatory procedures require considerable resources and usually result in a substantial time lag between the development of a new product and its marketing. There can be no assurance that all necessary approvals will be obtained, or obtained in a timely manner. Furthermore, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after marketing has begun.

     Healthcare Services. The healthcare services industry is subject to substantial federal, state and local regulation that controls the use of its properties and reimbursement for services provided. Licensing, certification and other applicable governmental regulations vary from jurisdiction to jurisdiction and are revised periodically.

     The Company's facilities must comply with the licensing requirements of federal, state and local health agencies and with the requirements of municipal building codes, health codes and local fire department codes. In granting and renewing a facility's license, a state health agency considers, among other things, the condition of the physical buildings and equipment, the qualifications of the administrative personnel and professional staff, the quality of professional and other services and the continuing compliance of the facility with applicable laws and regulations.

     The states in which the Company operates hospital facilities have certificate of need statutes providing, generally, that before construction of new healthcare facilities, the addition of new beds or the introduction of a new service, a state agency must determine that a need exists for those facilities, beds or services. A certificate of need is generally issued for a specific maximum amount of expenditures or number of beds or types of services to be provided, and the holder is generally required to implement the approved project within a specific time period. Often several applicants compete for a single certificate of need.

     All of HGA's facilities are certified or approved as providers under one or more of the Medicaid or Medicare programs. In order to receive Medicare reimbursement, each facility must meet the conditions of the United States Department of Health and Human Services relating to the type of facility, its equipment, its personnel and its standards of patient care.

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

     Various state and federal laws regulate the relationships between providers of healthcare services and physicians. Among these laws are the Medicare and Medicaid Anti-Fraud and Abuse Amendments (the 'Amendments') to the Social Security Act, which prohibit individuals or entities participating in the Medicare or Medicaid programs from knowingly and willfully offering, paying, soliciting or receiving 'remuneration' (which includes anything of value) in order to induce referrals for items or services reimbursed under those programs. Sanctions for violating the Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. In addition, Section 1877 of the Social Security Act was amended, effective January 1, 1995, to significantly broaden the prohibitions against physicians making referrals under Medicare and Medicaid programs to providers with which the physicians have financial arrangements. Many states have adopted, or are considering, similar legislative proposals, some of which (including statutes in effect in New Jersey and Illinois) extend beyond the Medicare and Medicaid programs to all healthcare services.

     In addition, specific laws exist that regulate certain aspects of HGA's business, such as the commitment of patients to psychiatric hospitals and disclosure of information regarding patients being treated for chemical dependency. Many states have adopted a 'patient's bill of rights' which mandates standards for dealing with issues such as use of the least restrictive treatment, patient confidentiality, patient access to telephones, mail, legal counsel and requiring the patient to be treated with dignity.

     Patient and Third-Party Payments. HGA receives payment for its psychiatric services either from patients, from their health insurers or through the Medicare, Medicaid and Civilian Health and Medical Program of Uniformed Services ('CHAMPUS') governmental programs. Medicare is a federal program, which entitles persons 65 and over to a lifetime benefit of up to 190 days as an inpatient in an acute psychiatric facility. Persons defined as disabled, regardless of age, also receive this benefit. Medicaid is a joint federal and state program available to persons with limited financial resources. CHAMPUS is a federal program that provides health insurance for active and retired military personnel and their dependents.

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

          (b) Negotiated rate reimbursement is at prices established in advance by negotiation or competitive bidding for contracts with insurers and other payors such as managed care companies, health maintenance organizations ('HMO'), preferred provider organizations ('PPO') and similar organizations that can provide a reasonable number of referrals.

          (c) Cost-based reimbursement is predicated on the allowable cost of services, plus, in certain cases, an incentive payment where costs fall below a target rate. It is used by Medicare, Medicaid and certain Blue Cross insurance programs to provide reimbursement.

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

     Limits on Reimbursement. Changes in government reimbursement programs have resulted in limitations on increases in, and in some cases in reduced levels of, reimbursement for healthcare services, and additional changes are anticipated. Such changes are likely to result in further limitations on reimbursement levels. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures. Inpatient hospital utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. In addition, efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue. Although the Company cannot predict how these changes will effect its operations as the number of patients covered by managed care payors increases, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have an adverse affect on HGA's business and earnings.

     Healthcare Reform. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would cause major changes in the healthcare system, either nationally or at the state level. Among these proposals are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens. There continue to be efforts at the federal level to introduce various insurance market reforms, expanded fraud and abuse and anti-referral legislation and further reductions in Medicare and Medicaid reimbursement. A broad range of both similar and more comprehensive healthcare reform initiatives is likely to be considered at the state level. It is uncertain which, if any, of these or other proposals will be adopted. The Company cannot predict how these reforms or their proposed enactment will affect its businesses.

RAW MATERIALS

     In general, raw materials required by CooperVision consist of various polymers and packaging materials. Alternative sources of all of these materials are available. Raw materials used by CooperSurgical or its suppliers are generally available from more than one source. However, because some products require specialized manufacturing procedures, CooperSurgical could experience inventory shortages if required to secure an alternative manufacturer on short notice.

MARKETING AND DISTRIBUTION

     Healthcare Products. In the United States and Canada, CooperVision markets its products through its field sales representatives, who call on ophthalmologists, optometrists, opticians and optical chains. In the United States, field sales representatives also call on distributors.

     CooperSurgical's products are marketed worldwide by a network of sales representatives and distributors, and additionally, in the United States through telemarketing, direct mail advertising and a direct mail catalog.

     Healthcare Services. HGA's marketing concept aims to position each psychiatric facility as the provider of the highest quality mental health services in its marketplace. HGA employs a combination of general advertising, toll-free 'help lines,' community education programs and facility-based continuing education programs to underscore the facility's value as a mental health resource center. HGA's marketing emphasizes discrete programs for select illnesses or disorders because it believes that marketing with program differentiation will be valuable to a referral source seeking treatment for specific disorders. Referral sources include psychiatrists, other physicians, psychologists, social workers, school guidance counselors, police, courts, clergy, care-provider organizations and former patients.

PATENTS, TRADEMARKS AND LICENSING AGREEMENTS

     TCC owns or licenses a variety of domestic and foreign patents which, in total, are material to its businesses. Unexpired terms of TCC's United States patents range from less than one year to a maximum of seventeen years.

     As indicated in the Company's 1997 Annual Report to Stockholders, incorporated by reference in this Item 1, the names of certain of TCC's products are protected by trademark registrations in the United States Patent and Trademark Office and, in some instances, in foreign trademark offices as well. Applications are pending for additional trademark registrations. TCC considers these trademarks to be valuable because of their contribution to the market identification of its various products. The Company's policy is to aggressively enforce and defend its patents and other proprietary technology.

DEPENDENCE ON CUSTOMERS

     No material portion of any of TCC's businesses is dependent on any one customer or any one affiliated group of customers. However, Medicaid and Medicare generated approximately 29% and 32% of HGA's fiscal 1997 net patient revenue, respectively.

GOVERNMENT CONTRACTS

     No material portion of TCC's business is subject to renegotiations of profits or termination of contracts or subcontracts at the election of the United States government.

COMPETITION

     Each of TCC's businesses operates in a highly competitive environment. Competition in the healthcare industry revolves around the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of illness or disease. TCC competes primarily on the basis of product quality, program differentiation, technological benefit, service and reliability, as perceived by medical professionals.

     Healthcare Products. Many companies develop and manufacture contact lenses. CooperVision competes primarily on the basis of product quality, service and reputation among medical professionals and by its participation in specialty niche markets. It sponsors clinical studies to generate information to medically improve its lenses. Major competitors have greater financial resources and larger research and development and sales forces than CooperVision. Furthermore, many of these competitors offer a greater range of contact lenses and a variety of other eyecare products, including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses to high volume contract accounts.

     In the surgical segment, competitive factors include technological and scientific advances, product quality, price and effective communication of product information to physicians and hospitals. CooperSurgical believes that it benefits, in part, from the technological advantages of certain of its products and from the ongoing development of new medical procedures, that creates a market for equipment and instruments specifically tailored for these new procedures. CooperSurgical competes by focusing on distinct niche markets and supplying those markets with equipment, instruments and disposable products that are high in quality and that, with respect to certain procedures, enable a medical practitioner to obtain from one source all of the equipment, instruments and disposable products required to perform such procedures. As CooperSurgical develops products for new medical procedures, it offers to train medical professionals to perform them. CooperSurgical competes with a number of manufacturers in each of its niche markets, including larger manufacturers with greater financial and personnel resources who sell a substantially larger number of product lines.

     Healthcare Services. In most geographic areas where HGA operates, other psychiatric facilities provide services comparable to those offered by HGA. Some of those are owned by governmental organizations, not-for-profit organizations or investor-owned companies that have substantially greater resources than HGA and, in some cases, tax-exempt status. Psychiatric facilities frequently draw patients from areas outside their immediate locale; therefore, HGA's psychiatric facilities compete with both local and distant facilities. HGA's psychiatric facilities also compete with psychiatric units in acute care hospitals. HGA's strategy is to develop high quality programs designed to target specific disorders and to retain a highly qualified professional staff.

BACKLOG

     TCC does not consider backlog to be a material factor in its businesses.

SEASONALITY

     HGA's occupancy rates decline during the summer months when school is not in session and during the year-end holiday season. CVI's contact lens sales in the first fiscal quarter are generally lower than subsequent quarters due to fewer patient visits during the holiday season.

COMPLIANCE WITH ENVIRONMENTAL LAWS

     Federal, state and local provisions that regulate the discharge of materials into the environment, or otherwise relate to the protection of the environment, do not currently have a material effect upon TCC's capital expenditures, earnings or competitive position.

WORKING CAPITAL

     TCC's businesses have not required any material working capital arrangements in the past five years.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

     The information required for this item is included in Note 14 'Business Segment Information' of Notes to Consolidated Financial Statements of the Company included in the Company's 1997 Annual Report which is incorporated herein by reference.

EMPLOYEES

     On October 31, 1997, TCC and its subsidiaries employed approximately 1,400 persons. In addition, licensed physicians, some of whom are not employees, have been admitted to the medical staff of the individual HGA facilities. TCC believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     The following are TCC's principal facilities as of October 31, 1997:

                                                                        APPROXIMATE       OWNED
                                                                        FLOOR AREA          OR         LEASE
            LOCATION                          OPERATIONS                 (SQ. FT.)        LEASED    EXPIRATION
--------------------------------  -----------------------------------   -----------      --------   -----------
United States
     Pleasanton, CA               Executive Offices                        13,700        Leased     Sept. 2000
     Chicago, IL                  Psychiatric Hospital                     67,800        Owned      N/A
     New Castle, DE               Psychiatric Hospital                     45,000        Owned      N/A
     Mt. Holly, NJ                Learning Facility                        22,000        Leased     Aug. 1998
     Rancocas, NJ                 Psychiatric Hospital                     65,000        Owned      N/A
     Kouts, IN                    Residential Treatment Center             21,000        Owned      N/A
     Irvine, CA                   Executive Offices, CVI Offices,
                                  distribution and customer service        17,500        Leased     Jan. 2000
     Huntington Beach, CA         CVI manufacturing & technical
                                  offices                                  20,600        Leased     March 2002
     Fairport, NY                 CVI administrative offices &
                                  marketing                                15,300        Leased     April 2002
     Scottsville, NY              CVI manufacturing, distribution and
                                  warehouse facilities                     49,500        Owned      N/A
     Shelton, CT                  CSI manufacturing, research and
                                  development, marketing,
                                  distribution and warehouse
                                  facilities                               35,000        Leased     Dec. 2002
Canada
     Markham, Ont.                CVI Offices, manufacturing,
                                  distribution and warehouse
                                  facilities                               21,000        Leased     Feb. 2000

     The Company believes its properties are suitable and adequate for its businesses.

ITEM 3. LEGAL PROCEEDINGS.

     The information required for this item is contained under the caption 'Pending Litigation' in Footnote 11 in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference and is included as
Exhibit 13 to this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of fiscal 1997 to a vote of the Company's security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required for this item is contained under the caption 'Quarterly Common Stock Price Range' in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference and is included as
Exhibit 13 to this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required for this item is contained under the caption 'Five Year Financial Highlights' in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference and is included as Exhibit 13 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required for this item is contained under the caption 'Management's Discussion and Analysis of Financial Condition and Results of Operations' in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference and is included as Exhibit 13 to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS.

     The information required for this item is included under the captions 'Consolidated Balance Sheets,' 'Consolidated Statements of Income,' 'Consolidated Statements of Cash Flows,' 'Notes to Consolidated Financial Statements' and 'Independent Auditors' Report' in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference and is included as Exhibit 13 to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading 'Election of Directors' and 'Executive Officers of the Company' in the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 1998 (the '1998 Proxy Statement') is incorporated herein by reference with respect to each of the Company's directors and the executive officers who are not also directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under the subheadings 'Executive Compensation' and 'Compensation of Directors' of the 'Election of Directors' section of the 1998 Proxy Statement is incorporated herein by reference with respect to the Company's chief executive officer and the four other most highly compensated executive officers of the Company and the directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the subheadings 'Securities Held by Management' and 'Principal Securityholders' of the 'Election of Directors' section of the 1998 Proxy Statement is incorporated herein by reference with respect to certain beneficial owners, the directors and management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required for this item is contained in Note 13 'Relationships and Transactions Between the Company and CooperLife Sciences, Inc.' in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference and is included as Exhibit 13 to this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this report:

        1. Description of the Business.

             The general description of the business and general development are contained in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference and is included as Exhibit 13 to this Form 10-K.

        2. Financial Statements of the Company.

             The Consolidated Financial Statements and the Notes thereto and the Independent Auditors' Report on the foregoing are contained in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference and is included as Exhibit 13 to this Form 10-K.

        3. Accountants' Consent and Report on Schedule.

        4. Financial Statement Schedule of the Company.

            SCHEDULE
            NUMBER        DESCRIPTION
            ------------  -----------
            Schedule II   Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

                  ACCOUNTANTS' CONSENT AND REPORT ON SCHEDULE

The Board of Directors
THE COOPER COMPANIES, INC.

     The audits of the consolidated financial statements of The Cooper Companies, Inc. and subsidiaries referred to in our report dated December 10, 1997, which is incorporated herein by reference, included the related financial statement schedule for each of the years in the three-year period ended October 31, 1997 as listed in Item 14 of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We consent to incorporation by reference in the Registration Statement Nos. 33-50016, 33-11298, 333-22417, 333-25051 and 333-27639 on Form S-3 and
Registration Statement Nos. 333-10997, 33-27938, 33-36325 and 33-36326 on Form
S-8 of The Cooper Companies, Inc. of our reports dated December 10, 1997, relating to the consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 1997 and 1996 and the related consolidated statements of income and cash flows for each of the years in the three-year period ended October 31, 1997, and related schedule, which reports appear in or are incorporated by reference in the October 31, 1997 Annual Report on Form 10-K of The Cooper Companies, Inc.

                                          KPMG PEAT MARWICK LLP

San Francisco, California
January 26, 1998

                                                                     SCHEDULE II

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31, 1997

                                                                                  ADDITIONS
                                                                    BALANCE AT    CHARGED TO    DEDUCTIONS/    BALANCE
                                                                    BEGINNING     COSTS AND     RECOVERIES/    AT END
                                                                     OF YEAR       EXPENSES      OTHER (1)     OF YEAR
                                                                    ----------    ----------    -----------    -------
                                                                                      (IN THOUSANDS)
Allowance for doubtful accounts:
     Year ended October 31, 1997.................................     $1,969        $2,336        $(1,959)     $2,346
                                                                    ----------    ----------    -----------    -------
                                                                   ----------    ----------    -----------    -------
     Year ended October 31, 1996.................................     $2,241        $1,849        $(2,121)     $1,969
                                                                    ----------    ----------    -----------    -------
                                                                    ----------    ----------    -----------    -------
     Year ended October 31, 1995.................................     $2,647        $2,300        $(2,706)     $2,241
                                                                    ----------    ----------    -----------    -------
                                                                    ----------    ----------    -----------    -------

-----------
(1) Principally uncollectible accounts written off, net of accounts recovered that were previously written off.

3. EXHIBITS.

EXHIBIT
NUMBER                                                                                                          PAGE
------                                                                                                          ----
  3.1  -- Restated Certificate of Incorporation, as partially amended, incorporated by reference to Exhibit
          4(a) to the Company's Registration Statement on Form S-3 (No. 33-17330) and Exhibits 19(a) and
          19(c) to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended April 30,
          1988..............................................................................................
  3.2  -- Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 1995 incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the
          fiscal year ended October 31, 1995................................................................
  3.3  -- Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to the Company's Report on
          Form 8-A dated January 18, 1994...................................................................
  4.1  -- Certificate of Elimination of Series A Junior Participating Preferred Stock of The Cooper
          Companies, Inc. filed with the Delaware Secretary of State on October 30, 1997....................
  4.2  -- Rights Agreement, dated as of October 29, 1997, between the Company and American Stock Transfer &
          Trust Company, incorporated by reference to Exhibit 4.0 to the Company's Current Report on Form
          8-K dated October 29, 1997........................................................................
  4.3  -- Certificate of Designations of Series A Junior Participating Preferred Stock of The Cooper
          Companies, Inc., incorporated by reference to Exhibit 4.0 of the Company's Current Report on Form
          8-K dated October 29, 1997........................................................................
 10.1  -- 1988 Long Term Incentive Plan, Amended and Restated as of January 16, 1995, incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1994..................................................................................
 10.2  -- Amendment No. 1 to 1988 Long Term Incentive Plan, as Amended and Restated, dated October 10,
          1996, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for
          the fiscal year ended October 31, 1996............................................................
 10.3  -- Amendment No. 2 to 1988 Long Term Incentive Plan, as Amended and Restated, dated November 12,
          1997..............................................................................................
 10.4  -- 1998 Long-Term Incentive Plan....................................................................
 10.5  -- Severance Agreement entered into as of June 10, 1991, by and between CooperVision, Inc. and A.
          Thomas Bender, incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company's
          Annual Report on Form 10-K for the fiscal year ended October 31, 1992.............................
 10.6  -- Letter dated March 25, 1994, to A. Thomas Bender from the Chairman of the Compensation Committee of the Company's Board of Directors, incorporated by reference to Exhibit 10.4 to the Company's
          Annual Report on Form 10-K for the fiscal year ended October 31, 1994.............................
 10.7  -- Severance Agreement entered into as of April 26, 1990, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K
          for fiscal year ended October 31, 1995............................................................
 10.8  -- Letter Agreement dated November 1, 1992, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the
          fiscal year ended October 31, 1995................................................................
 10.9  -- Employment Agreement entered into as of May 27, 1992, by and between Mark R. Russell and Hospital
          Group of America, Inc., incorporated by reference to Exhibit 10.20 to Form 10-K-A dated February
          27, 1995..........................................................................................
 10.10 -- Letter Agreement dated April 15, 1996, by and between Mark R. Russell and Hospital Group of
          America, Inc., incorporated by reference to Exhibit 10.11 to the Company's Annual report on Form
          10-K for the fiscal year ended October 31, 1996...................................................
 10.11 -- Letter Agreement dated April 14, 1997, by and between Mark R. Russell and Hospital Group of
          America, Inc. ....................................................................................
 10.12 -- Severance Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the
          Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1992....................................

EXHIBIT
NUMBER                                                                                                          PAGE
------                                                                                                          ----
 10.13 -- 1996 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.,
          incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting of
          Stockholders......................................................................................
 10.14 -- Amendment No. 1 to 1996 Long Term Incentive Plan for Non-Employee Directors of The Cooper
          Companies, Inc., dated October 10, 1996, incorporated by reference to Exhibit 10.14 to the
          Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996...................
 10.15 -- Amendment No. 2 to 1996 Long Term Incentive Plan for Non-Employee Directors of The Cooper
          Companies, Inc., dated October 29, 1997...........................................................
 10.16 -- Agreement dated as of September 28, 1993, among Medical Engineering Corporation, Bristol-Myers
          Squibb Company and the Company, incorporated by reference to Exhibit 10.1 to the Company's Current
          Report on Form 8-K dated October 1, 1993..........................................................
 11    -- Calculation of Earnings per share................................................................
 13    -- 1997 Annual Report to Stockholders. The following portions of such report are incorporated by reference in this document and are deemed 'filed.' Business Operations and Financial Information
          which includes: Five Year Financial Highlights, Management's Discussion and Analysis of Financial
          Condition and Results of Operations, the Consolidated Financial Statements and the Notes thereto, and the Independent Auditors' Report..............................................................
 21    -- Subsidiaries.....................................................................................
 27    -- Financial Data Schedule..........................................................................

(b) REPORTS ON FORM 8-K.

    August 27, 1997 -- Item 5. Other Events.

    September 3, 1997 -- Item 5. Other Events.

    September 18, 1997 -- Item 5. Other Events.

    October 29, 1997 -- Item 5. Other Events.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized, on January   , 1998.

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

                SIGNATURE                                     CAPACITY                            DATE
------------------------------------------  --------------------------------------------   -------------------
         /s/ ALLAN E. RUBENSTEIN            Chairman of the Board of Directors              January   , 1998
 .........................................
          (ALLAN E. RUBENSTEIN)

           /s/ A. THOMAS BENDER             President, Chief Executive Officer and          January   , 1998
 .........................................    Director
            (A. THOMAS BENDER)

           /s/ ROBERT S. WEISS              Executive Vice President, Treasurer, Chief      January   , 1998
 .........................................    Financial Officer and Director
            (ROBERT S. WEISS)

         /s/ STEPHEN C. WHITEFORD           Vice President and Corporate Controller         January   , 1998
 .........................................
          (STEPHEN C. WHITEFORD)

         /s/ MICHAEL H. KALKSTEIN           Director                                        January   , 1998
 .........................................
          (MICHAEL H. KALKSTEIN)

              /s/ MOSES MARX                Director                                        January   , 1998
 .........................................
               (MOSES MARX)

             /s/ DONALD PRESS               Director                                        January   , 1998
 .........................................
              (DONALD PRESS)

           /s/ STEVEN ROSENBERG             Director                                        January   , 1998
 .........................................
            (STEVEN ROSENBERG)

           /s/ STANLEY ZINBERG              Director                                        January   , 1998
 .........................................
            (STANLEY ZINBERG)

                                    EXHIBIT INDEX

                                                                                                 Location of
                                                                                                  Exhibit in
     Exhibit                                                                                      Sequential
     Number                  Description of Document                                            Number System
     -------                 -----------------------                                            -------------

     3.1      -     Restated    Certificate   of   Incorporation,    as   partially   amended,
                    incorporated  by reference to Exhibit 4(a) to the  Company's  Registration
                    Statement on Form S-3 (No.  33-17330) and Exhibits  19(a) and 19(c) to the
                    Company's  Quarterly  Report on Form  10-Q for the  Fiscal  Quarter  ended
                    April 30, 1988.
     3.2      -     Certificate of Amendment of Restated  Certificate of  Incorporation  dated
                    September  21,  1995  incorporated  by  reference  to  Exhibit  3.2 to the
                    Company's  Annual  Report on Form 10-K for the fiscal  year ended  October
                    31, 1995.
     3.3      -     Amended and  Restated  By-Laws,  incorporated  by reference to Exhibit 3.2 to the Company's Report on Form 8-A dated January 18, 1994.
     4.1      -     Certificate  of  Elimination  of Series A Junior  Participating  Preferred
                    Stock of The Cooper Companies,  Inc. filed with the Delaware  Secretary of
                    State on October 30, 1997.
     4.2      -     Rights  Agreement,  dated as of October 29, 1997,  between the Company and
                    American  Stock  Transfer & Trust  Company,  incorporated  by reference to
                    Exhibit  4.0 to the  Company's  Current  Report on Form 8-K dated  October
                    29, 1997.
     4.3      -     Certificate of  Designations  of Series A Junior  Participating  Preferred
                    Stock  of  The  Cooper  Companies,  Inc.,  incorporated  by  reference  to
                    Exhibit  4.0 of the  Company's  Current  Report on Form 8-K dated  October
                    29, 1997.
     10.1     -     1988 Long Term  Incentive  Plan,  Amended  and  Restated as of January 16,
                    1995,  incorporated  by reference to Exhibit 10.1 to the Company's  Annual
                    Report on Form 10-K for the fiscal year ended October 31, 1994.
     10.2     -     Amendment  No.  1 to  1988  Long  Term  Incentive  Plan,  as  Amended  and
                    Restated,  dated  October 10, 1996,  incorporated  by reference to Exhibit
                    10.2 to the  Company's  Annual  Report  on Form 10-K for the  fiscal  year ended October 31, 1996.
     10.3     -     Amendment  No.  2 to  1988  Long  Term  Incentive  Plan,  as  Amended  and
                    Restated, dated November 12, 1997.
     10.4     -     1998 Long-Term Incentive Plan.

                                                                                                 Location of
                                                                                                  Exhibit in
     Exhibit                                                                                      Sequential
     Number                  Description of Document                                            Number System
     -------                 -----------------------                                            -------------
     10.5     -     Severance  Agreement  entered  into as of June 10,  1991,  by and  between
                    CooperVision,  Inc.  and A. Thomas  Bender,  incorporated  by reference to
                    Exhibit 10.26 to Amendment  No. 1 to the  Company's  Annual Report on Form
                    10-K for the fiscal year ended October 31, 1992.
     10.6     -     Letter  dated March 25,  1994,  to A. Thomas  Bender from the  Chairman of
                    the   Compensation   Committee  of  the  Company's   Board  of  Directors,
                    incorporated  by reference to Exhibit 10.4 to the Company's  Annual Report on Form 10-K for the fiscal year ended October 31, 1994.
     10.7     -     Severance  Agreement  entered  into as of April 26,  1990,  by and between
                    Nicholas  J.  Pichotta  and  the  Company  incorporated  by  reference  to
                    Exhibit 10.8 to the  Company's  Annual Report on Form 10-K for fiscal year ended October 31, 1995.
     10.8     -     Letter  Agreement  dated  November  1, 1992,  by and  between  Nicholas J.
                    Pichotta  and the Company  incorporated  by  reference  to Exhibit 10.9 to the  Company's  Annual  Report  on Form  10-K for the  fiscal  year  ended
                    October 31, 1995.
     10.9     -     Employment  Agreement  entered  into as of May 27,  1992,  by and  between
                    Mark R.  Russell and  Hospital  Group of America,  Inc.,  incorporated  by reference to Exhibit 10.20 to Form 10-K-A dated February 27, 1995.
     10.10    -     Letter  Agreement  dated April 15,  1996,  by and between  Mark R. Russell and  Hospital  Group  of  America,  Inc.,  incorporated  by  reference  to
                    Exhibit 10.11 to the  Company's  Annual report on Form 10-K for the fiscal year ended October 31, 1996.
     10.11    -     Letter  Agreement  dated April 14,  1997,  by and between  Mark R. Russell and Hospital Group of America, Inc.
     10.12    -     Severance  Agreement  entered into as of August 21,  1989,  by and between
                    Robert S. Weiss and the  Company,  incorporated  by  reference  to Exhibit
                    10.28 to Amendment No. 1 to the  Company's  Annual Report on Form 10-K for
                    the fiscal year ended October 31, 1992.

                                                                                                 Location of
                                                                                                  Exhibit in
     Exhibit                                                                                      Sequential
     Number                  Description of Document                                            Number System
     -------                 -----------------------                                            -------------
     10.13    -     1996 Long Term  Incentive  Plan for  Non-Employee  Directors of The Cooper
                    Companies,   Inc.,  incorporated  by  reference  to  the  Company's  Proxy
                    Statement for its 1996 Annual Meeting of Stockholders.
     10.14    -     Amendment  No.  1 to  1996  Long  Term  Incentive  Plan  for  Non-Employee
                    Directors  of  The  Cooper  Companies,   Inc.,  dated  October  10,  1996,
                    incorporated  by  reference  to  Exhibit  10.14  to the  Company's  Annual
                    Report on Form 10-K for the fiscal year ended October 31, 1996.
     10.15    -     Amendment  No.  2 to  1996  Long  Term  Incentive  Plan  for  Non-Employee
                    Directors of The Cooper Companies, Inc., dated October 29, 1997.
     10.16    -     Agreement  dated as of  September  28,  1993,  among  Medical  Engineering
                    Corporation,  Bristol-Myers  Squibb Company and the Company,  incorporated by reference to Exhibit 10.1 to the Company's  Current  Report on Form 8-K
                    dated October 1, 1993.
     11       -     Calculation of Earnings per share.
     13       -     1997  Annual  Report  to  Stockholders.  The  following  portions  of such report are  incorporated  by  reference  in this  document  and are deemed
                    "filed."  Business  Operations and Financial  Information  which includes:
                    Five Year Financial  Highlights,  Management's  Discussion and Analysis of
                    Financial   Condition  and  Results  of   Operations,   the   Consolidated
                    Financial   Statements  and  the  Notes  thereto,   and  the   Independent
                    Auditors' Report.
     21       -     Subsidiaries.
     27       -     Financial Data Schedule.


(b) Reports on Form 8-K.

        August 27, 1997 -- Item 5.  Other Events.

        September 03, 1997 -- Item 5.  Other Events.

        September 18, 1997 -- Item 5.  Other Events.

        October 29, 1997 -- Item 5.  Other Events.


                     STATEMENT OF DIFFERENCES

The British pound sterling sign shall be expressed as .......  'L'