Form 10-K/A
period 1997-10-31
COOPER COMPANIES INC
filed 1998-01-30
CIK 711404

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                  FORM 10-K-A
                                AMENDMENT NO. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997 COMMISSION FILE NO. 1-8597

                               ------------------

                           THE COOPER COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ------------------

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

                               ------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                        ON WHICH REGISTERED
      -------------------                        -------------------
Common Stock, $.10 Par Value, and              New York Stock Exchange
       associated Rights                       Pacific Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997; Common Stock, $.10 Par Value -- $589,841,619.

     Number of shares outstanding of the registrant's common stock, as of December 31, 1997: 14,799,705.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                  DOCUMENT                                PART OF FORM 10-K
                  --------                                -----------------
Portions of the Annual Report to Stockholders             Parts I and II
  for the fiscal year ended October 31, 1997
Portions of the Proxy Statement for the Annual            Part III
  Meeting of Stockholders to be held April 2,
  1998

--------------------------------------------------------------------------------

     The undersigned registrant hereby amends the signature page of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended October 31, 1997, as set forth in the page attached hereto.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 1998.


                                       THE COOPER COMPANIES, INC.

                                       By: /s/ A. THOMAS BENDER
                                       ................................
                                       A. Thomas Bender
                                       President, Chief Executive
                                       Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.


     Signature                    Capacity                               Date
     ---------                    --------                               ----
     /s/ ALLAN E. RUBENSTEIN      Chairman of the Board of Directors     January 27, 1998
 ............................
     (Allan E. Rubenstein)

     /s/ A. THOMAS BENDER         President, Chief Executive Officer     January 27, 1998
 ............................      and Director
     (A. Thomas Bender)

     /s/ ROBERT S. WEISS          Executive Vice President, Treasurer    January 27, 1998
 ............................      Chief Financial Officer and
     (Robert S. Weiss)            Director

     /s/ STEPHEN C. WHITEFORD     Vice President and Corporate           January 27, 1998
 ............................      Controller
     (Stephen C. Whiteford)

     /s/ MICHAEL H. KALKSTEIN     Director                               January 27, 1998
 ............................
     (Michael H. Kalkstein)

     /s/ MOSES MARX               Director                               January 27, 1998
 ............................
     (Moses Marx)

     /s/ DONALD PRESS             Director                               January 27, 1998
 ............................
     (Donald Press)

     /s/ STEVEN ROSENBERG         Director                               January 27, 1998
 ............................
     (Steven Rosenberg)

     /s/ STANLEY ZINBERG          Director                               January 27, 1998
 ............................
     (Stanley Zinberg)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunder duly authorized.


                                     THE COOPER COMPANIES, INC.


                                     By:  /s/ Stephen C. Whiteford
                                        ------------------------------------
                                          Stephen C. Whiteford
                                          Vice President and
                                          Corporate Controller
                                          (Principal Accounting Officer)

Dated: January 29, 1998