Form 10-Q
period 1998-01-31
COOPER COMPANIES INC
filed 1998-03-13
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarterly Period Ended  January 31, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to _______________

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

     Common Stock, $.10 par value             14,870,278 Shares
               Class                            Outstanding at
                                              February 27, 1998

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                             Page No.
                                                             --------
PART I.   FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Condensed Statements of
               Income - Three Months Ended
               January 31, 1998 and 1997                         3

             Consolidated Condensed Balance Sheets -
               January 31, 1998 and October 31, 1997             4

             Consolidated Condensed Statements
               of Cash Flows - Three Months
               Ended January 31, 1998 and 1997                   5

             Notes to Consolidated Condensed
               Financial Statements                              6

  Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                         14

PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                    20

Signature                                                       21

Index of Exhibits                                               22

                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                  (In thousands, Except for Earnings Per Share)
                                   (Unaudited)

                                                      Three Months Ended
                                                         January 31,
                                                   1998              1997
                                                   ----              ----

Net sales of products                             $29,384          $17,027
Net service revenue                                13,454           11,349
                                                  -------          -------
    Net operating revenue                          42,838           28,376
                                                  -------          -------
Cost of products sold                              11,277            5,031
Cost of services provided                          12,717           10,682
Selling, general and administrative
  expense                                          11,714            7,946
Research and development expense                      456              324
Amortization of intangibles                           763              288
                                                  -------          -------
Income from operations                              5,911            4,105
                                                  -------          -------
Interest expense                                    1,150            1,229
Other income, net                                     795               20
                                                  -------          -------
Income before income taxes                          5,556            2,896
(Benefit of) income taxes                            (437)            (414)
                                                  -------          -------
Net income                                        $ 5,993          $ 3,310
                                                  =======          =======
Earnings per share:
    Basic                                         $  0.40          $  0.28
                                                  =======          =======
    Diluted                                       $  0.39          $  0.28
                                                  =======          =======
Number of shares used to compute
  earnings per share:
    Basic                                          14,808           11,676
                                                  -------          -------
    Diluted                                        15,354           11,920
                                                  -------          -------



                             See accompanying notes.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                     January 31,     October 31,
                                                        1998             1997
                                                     ----------      -----------
                               ASSETS

Current assets:
  Cash and cash equivalents                           $  8,757         $ 18,249
  Trade receivables, net                                38,158           27,469
  Inventories                                           25,835           15,096
  Other current assets                                  10,117            7,755
                                                      --------         --------
      Total current assets                              82,867           68,569
                                                      --------         --------
Property, plant and equipment at cost                   73,520           56,578
  Less, accumulated depreciation and
    amortization                                        20,742           17,055
                                                      --------         --------
                                                        52,778           39,523
                                                      --------         --------
Goodwill and other intangibles, net                     85,543           36,698
Deferred tax asset                                      26,548           26,182
Other assets                                             3,617            4,326
                                                      --------         --------
                                                      $251,353         $175,298
                                                      ========         ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts and notes payable                            $ 10,680         $  7,907
Current portion long-term debt                           1,472              438
Accrued income taxes                                    13,232            9,134
Other current liabilities                               17,787           16,138
                                                      --------         --------
      Total current liabilities                         43,171           33,617
                                                      --------         --------
Long-term debt                                          63,806            9,125
Other noncurrent liabilities                            25,598           21,023
                                                      --------         --------
      Total liabilities                                132,575           63,765
                                                      --------         --------
Commitments and Contingencies (see Note 6)
Stockholders' equity:
Common stock, $.10 par value                             1,485            1,480
Additional paid-in capital                             250,840          249,213
Other equity                                            (1,111)            (731)
Accumulated deficit                                   (132,436)        (138,429)
                                                      --------         --------
      Total stockholders' equity                       118,778          111,533
                                                      --------         --------
                                                      $251,353         $175,298
                                                      ========         ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                      Three Months Ended
                                                          January 31,
                                                    1998             1997
                                                  --------         --------
Net cash used by operating
  activities                                      $ (7,035)        $ (2,252)
                                                  --------         --------
Cash flows from investing activities:
  Acquisitions of businesses                       (23,476)            --
  Purchases of property, plant and
    equipment                                       (2,362)          (2,234)
  Investment in escrow funds                          --             (1,100)
                                                  --------         --------
Net cash used by investing activities              (25,838)          (3,334)
                                                  --------         --------
Cash flows from financing activities:
  Proceeds from line of credit, net                 11,000            1,529
  Proceeds (payments) of long-term debt             17,729             (190)
  Payment of Unimar Notes                           (4,155)            --
  Other                                             (1,055)              46
                                                  --------         --------
Net cash provided by financing activities           23,519            1,385
                                                  --------         --------
Effect of exchange rate changes on cash and
  cash equivalents                                    (138)            --
                                                  --------         --------
Net decrease in cash and cash equivalents           (9,492)          (4,201)
Cash and cash equivalents - beginning of
  period                                            18,249            6,837
                                                  --------         --------
Cash and cash equivalents - end of period         $  8,757         $  2,636
                                                  ========         ========

Supplemental disclosure of noncash
  investing and financing activities:

  Acquisitions (see Note 4):
    Fair value of assets acquired                 $ 81,613

  Less:
    Cash paid                                      (23,476)
    Company stock issued                            (1,492)
    Notes issued                                   (28,009)
                                                  --------
  Liabilities assumed and acquisition
      costs accrued                               $ 28,636
                                                  ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1.  General

The Cooper Companies, Inc., and its subsidiaries (the "Company") develop, manufacture and market healthcare products, including a range of daily, flexible and extended wear contact lenses and diagnostic and surgical instruments and equipment. The Company also provides healthcare services through the ownership of psychiatric facilities and by providing outpatient and other ancillary services.

During interim periods, the Company follows the accounting policies in its Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to this and to the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1997 when reviewing this Form 10-Q. The quarterly results in this report do not necessarily indicate results expected for subsequent quarters.

In Management's opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of January 31, 1998 and October 31, 1997 and the consolidated results of its operations and its consolidated cash flows for the three months ended January 31, 1998 and 1997. Adjustments consist only of normal recurring items except for $800,000 and $290,000 reductions to the deferred tax asset valuation allowance recorded in the first quarter of 1998 and 1997, respectively, based on Management's belief that the Company's future results will continue to compare favorably with those of the prior year.

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") in the first quarter of 1998. In accordance with the provisions of FAS 128, earnings per share ("EPS") is determined by using the weighted average number of common shares for Basic EPS, and adding common share equivalents (stock warrants and stock options) outstanding during the period (except where antidilutive) to determine Diluted EPS. All prior period EPS amounts have been restated to reflect this adoption. (See Note 5.)

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 2.  Inventories

                                January 31,    October 31,
                                   1998           1997
                                 -------        -------
                                     (In thousands)

          Raw materials          $ 3,919        $ 2,748
          Work-in-process          2,349          1,277
          Finished goods          19,567         11,071
                                 -------        -------
                                 $25,835        $15,096
                                 =======        =======

Inventories are stated at the lower of cost, determined on a first in, first out or average cost basis, or market.

Note 3.  Long-Term Debt

Long-term debt consists of the following:

                                            January 31,   October 31,
                                               1998          1997
                                             --------      --------
                                                 (In thousands)

Promissory notes - Aspect                    $27,218       $    --
Midland Bank                                  17,152            --
KeyBank Line of Credit                        11,000            --
Promissory note - Wesley-Jessen
  Corporation ("W-J")                          1,548         1,517
County of Monroe Industrial
  Development Agency ("COMIDA")
  Bond                                         2,955         2,975
Other                                          5,405           916
Promissory notes- Unimar                          --         4,155
                                             -------        ------
                                              65,278         9,563
Less current installments                      1,472           438
                                             -------        ------
                                             $63,806       $ 9,125
                                             =======       =======

Promissory Notes - Aspect

The Aspect promissory notes, due December 2, 2002, were issued to former shareholders of Aspect in conjunction with the December 1997 acquisition of Aspect Vision Care Limited ("Aspect"). (See Note 4.) Aspect promissory notes are denominated in Pounds Sterling (approximately 'L'16.7 million). Interest accrues at a rate of 8% per annum and is payable in cash generally on the last day of each October. The notes are secured by the shares of Aspect Vision Holdings and are guaranteed by the Company. Upon the occurrence of certain events of default as set out in the purchase agreement, the note holders may demand immediate repayment.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

KeyBank Line of Credit

The KeyBank Line of Credit (the "Revolver") is a $50 million senior secured revolving credit facility with KeyBank National Association as agent for itself and the other members of the facility. The Revolver matures September 11, 2002. Interest on borrowings is paid quarterly at rates ranging from 0.5% to 2% over the London Interbank Offered Rates ("LIBOR") depending on certain financial ratios. Such rate may be floating or fixed at the Company's option. In the first quarter of 1998, interest rates ranged from 6.1% to 6.4%. The Company pays an annual commitment fee of 0.375% of the unused portion of the Revolver.

Borrowings under the Revolver are secured by a first security interest in all of the assets of the Company and guaranteed by the subsidiaries of the Company. During the term of the Revolver, the Company may borrow, repay and re-borrow up to $50 million subject to voluntary reductions.

Mandatory prepayments will be required to repay outstanding amounts and permanently reduce the total commitment amount available under certain circumstances when the Company obtains additional debt. Certain prepayments are subject to penalties.

The Revolver contains various covenants, including maintenance of certain ratios and transaction limitations requiring approval of the lenders.

Midland Bank

The Aspect acquisition (see Note 4) was partially funded by a 'L'10.5 million loan from Midland Bank plc, due November 27, 2002. The Midland loan is secured by a Letter of Credit in its favor from KeyBank National Association. The amount of such Letter of Credit reduces the available credit under the Revolver. Interest on the Midland loan is 20 basis points over Sterling LIBOR and is adjusted quarterly. In addition, the Company pays an annual Letter of Credit fee of 1% of the balance of the Midland loan to KeyBank. At January 31, 1998, the interest rate in effect was 7.9%. On March 13, 1998, the Company converted the denomination of the Midland loan to U.S. dollars.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Unimar Promissory Notes

In April 1996, Cooper Healthcare Group, Inc. (a subsidiary of the Company) acquired Unimar, Inc. and issued promissory notes for $4 million principal amount, bearing an interest rate of 12% per annum, maturing April 1999. The principal and interest outstanding on the promissory notes were repaid in the first quarter 1998.

Economic Hedges to Manage the Risks of Fluctuations in Foreign Exchange and Interest Rates

A portion of the Company's debt is denominated in Pounds Sterling ("Sterling"). Accordingly, the Company is exposed to fluctuations in Sterling exchange rates. The Company has entered into forward currency contracts to hedge most of the Sterling debt, and has entered into an interest rate swap to fix the interest rate on the Midland loan at 6.19% per annum.

Note 4.  Acquisitions

Aspect Acquisition

In December 1997, the Company, through its wholly-owned subsidiary Aspect Vision Holding Ltd. ("Holdings"), acquired Aspect Vision Care Limited and affiliates ("Aspect"), a privately-held manufacturer of high quality contact lenses sold primarily in the United Kingdom and other European countries. Aspect is an English company having the Pound Sterling as its functional currency. Holdings functional currency is the U.S. dollar. The results of Aspect and Holdings are included in CooperVision, Inc. ("CVI").

The cost of the acquisition is approximately $51 million ($20 million in cash, $1.5 million for 38,000 shares of the Company's common stock and $28 million in 8% five-year notes to the selling shareholders) plus an additional amount after approximately three years based on performance of Aspect over that period. The 'L'5 million (approximately $8 million at closing) minimum amount of the additional payment has been discounted at a rate of 8% and will accrete over approximately three years. The cash payment was partially financed under the Company's $50 million Revolver (see "Midland Bank" Note 3) and cash then on hand. The acquisition has been accounted for as a purchase method. Excess of purchase price over net assets acquired ("Goodwill") has initially been recorded at $47.6 million pending completion of a valuation required to finalize the allocation of the purchase price. This Goodwill is being amortized over 40 years.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Anthony Galley, a director of Aspect, provided short-term funds to Aspect of 'L'500,000 in January 1998 at 9.25% annual interest rate.

The following unaudited pro forma consolidated condensed results of operations for the quarters ended January 31, 1998 and 1997 are presented as if Aspect had been acquired at the beginning of each period presented. The unaudited pro forma information is not indicative of either the results of operations that would have occurred if Aspect had been purchased during the periods presented or of future results of the combined operations.

Amounts ($000)               Quarter Ended January 31,
                             -------------------------
                                 1998          1997
                              Pro Forma     Pro Forma
                              ---------     ---------

Revenue                        $46,139       $35,612
Net income                     $ 6,261       $ 3,946

Shares outstanding for:
   Basic EPS                    14,836        11,714
   Diluted EPS                  15,382        11,958

EPS:
   Basic                       $  0.42       $  0.34
   Diluted                     $  0.41       $  0.33

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 5.  Earnings Per Share

                                                       Three Months Ended
                                                          January 31,
                                                     1998            1997
                                                    -------        -------
Basic:
Net income                                          $ 5,993        $ 3,310
                                                    -------        -------
Weighted average common shares                       14,808         11,676
                                                    -------        -------
Basic earnings per share                            $  0.40        $  0.28
                                                    -------        -------
Diluted:
Net income                                          $ 5,993        $ 3,310
                                                    -------        -------
Weighted average common shares                       14,808         11,676
Dilutive warrants                                        60             41
Dilutive options                                        486            203
                                                    -------        -------
Effect of dilutive securities                           546            244
                                                    -------        -------
Denominator for diluted earnings per share           15,354         11,920
                                                    -------        -------
Diluted earnings per share                          $  0.39        $  0.28
                                                    -------        -------

There were no antidilutive shares in the 1998 period

In the first quarter of 1997, options to purchase 50,000 shares of common stock at $16 per share were excluded from the computation of diluted EPS because their exercise price was greater than the average market price. Also in the first quarter 1997, the Company had outstanding 10 5/8% Convertible Subordinated Reset Debentures, which if converted would result in additional 619,333 shares of common stock. Using the "if converted method" these securities were antidilutive in the period and, therefore, were not included in the computation.

Note 6.  Commitments, Contingencies and Pending Litigation

Pilkington Supply Agreement

Under the terms of a supply agreement most recently modified in 1993, the Company agreed to purchase, by December 31, 1997, from Pilkington plc contact lenses with an aggregate cost of approximately 'L'4.1 million. As of December 31, 1997, a commitment of 'L'1.5 million remained.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

The companies are currently completing another amendment to the supply agreement under an extension of the deadline to March 31, 1998. Management expects that the newly amended agreement, when formalized, will not contain any minimum purchase commitments.

Royalty Agreement

In connection with the Aspect acquisition (see Note 4), the Company acquired the obligation to pay a royalty of 7 1/2% on the first 'L'5 million net sales of Aspect manufactured products, and 5% thereafter, with a minimum royalty of 'L'1 million a year for five years.

Environmental

In 1997, environmental consultants engaged by the Company identified a contained groundwater contamination consisting of industrial solvents including trichloroethane (TCA) at one of CVI's sites. In the opinion of counsel, the solvents were released into the ground prior to the Company acquiring the business at that site, and the area containing these chemicals is limited. The Company intends to enter the state's remediation program and accrued $350,000 for that purpose in 1997. In the opinion of Management, the cost of remediation will not be material when considering amounts previously accrued.

GT Labs

On October 1, 1992, GT Laboratories, Inc. filed a complaint against the Company in the United States District Court for the Northern District of Illinois. The Complaint alleged that the Company had breached a supply contract entered into effective January 1, 1990 by failing to purchase the requisite number of contact lens blanks, commonly referred to as buttons, used in the manufacture of rigid gas permeable contact lenses. The Company denied that it had breached the contract and asserted that the contract could be terminated if the requisite number of buttons were not purchased, but that no further relief could be obtained. GT Laboratories moved for Summary Judgment on its right to obtain money damages for breach of contract. On September 13, 1993, the Court granted GT Laboratories' Motion For Summary Judgment, and a nonfinal, non-appealable order finding the Company liable for an undetermined amount of money damages was entered. Because the order addressed liability only and did not include any damage finding, the order was not final and was not appealable until such time as damages were calculated by a jury. In January 1998, a jury trial was held in the United States District Court for the Northern District of Illinois to determine the amount of damages. The jury fixed the amount of damages at $1.7 million. The

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)

Company intends to file post-trial motions seeking a new trial on the amount of damages and intends to vigorously pursue an appeal on the liability findings and any damages award once the matter is concluded in the District Court. Until the matter is finally concluded at the District Court level, the Company is not able to pursue its rights in the Appellate Court. In the opinion of Management, it is more likely than not that the ultimate liability, if any, to be incurred by the Company upon the final adjudication of this matter will not materially affect the Company's financial position or results of operations.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

References to Note numbers below are references to the Notes to Consolidated Condensed Financial Statements located in Item 1.

                              Results of Operations

Three Months Ended January 31, 1998 Compared with Three Months Ended January 31, 1997.

Net Sales of Products:  Net sales of products increased by $12.4 million or 73%:

                                        Three Months Ended
                                            January 31,          %
                                         1998        1997     Increase
                                        ------      ------    --------
                                         (In thousands)

     CooperVision, Inc. ("CVI")        $22,868     $12,232       87%
     CooperSurgical, Inc. ("CSI")        6,516       4,795       36%
                                       -------     -------
                                       $29,384     $17,027       73%
                                       =======     =======

Net sales of CVI products increased primarily as a result of the acquisition of Aspect Vision Care ("Aspect"). (See Note 4.) Net sales from Aspect represented over 50% of the growth and accounted for 27% of CVI sales. Increased sales of the Preference'r' spherical and the Preference Toric'tm' product lines, which together grew by approximately 55% over the comparable three-month period, contributed 19% to the growth. Sales of toric lenses to correct astigmatism, CVI's leading product group, grew 35% over the comparable three-month period and accounted for 39% of CVI's sales. In March 1997, the Company acquired Natural Touch'r', a line of opaque, cosmetic contact lenses that contributed over $1.1 million of sales in the first quarter of 1998. These increases were partially offset by anticipated decreases in sales of more mature product lines.

At CSI, year-to-date net sales increased by 36% primarily due to sales of Marlow products acquired in April 1997.

Net Service Revenue: Hospital Group of America, Inc.'s ("HGA") net service revenue for the three-month period of $13.5 million increased by 19% over the prior year, primarily as a result of the addition of the Mid-West Center in April 1997, the increase in inpatient days at Hampton Hospital and additional revenue from HGA's new Management Services Division.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Cost of Products Sold: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was:

                          First Quarter Margin %
                          ----------------------
                            1998        1997
                            ----        ----

     CVI                     64          78
     CSI                     53          52
     Consolidated            62          70

The decrease in CVI's margin percentage for the first quarter of 1998 was due to the acquisition of Aspect, whose products have lower margins, and increased sales of lower margin Natural Touch'r' products purchased in March 1997.

Margin improved at CSI primarily due to cost reduction programs associated with Unimar'r' and Marlow products.

Cost of Services Provided: Cost of services provided represents all normal operating costs (other than financing costs and amortization of intangibles) incurred by HGA in generating net service revenue. The result of subtracting cost of services provided from net service revenue is $737,000, or 5%, and $667,000, or 6%, of net service revenue in the first three months of 1998 and 1997, respectively. The increase in the rate of cost of services provided resulted primarily from the impact of government mandated Medicare rate reductions under the Tax Equity and Financial Responsibilities Act of 1982 ("TEFRA") and certain startup costs associated with the Mid-West Center and Management Services Division. Management is responding to TEFRA changes by increasing the efficiency of medical service integration during psychiatric hospitalization.

Selling, General and Administrative Expense: Selling, general and administrative (SG&A) expense by business unit and corporate were as follows:

                                   Three Months Ended
                                       January 31,               %
                                     1998       1997         Increase
                                    ------     ------        --------
                                      (In thousands)

     CVI                           $ 8,006     $ 4,782         67%
     CSI                             2,171       1,798         21%
     Corporate/other                 1,537       1,366         13%
                                   -------     -------
                                   $11,714     $ 7,946         47%
                                   =======     =======

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

SG&A expense for the three-month period increased 47%, largely as a result of:
(1) the acquisition of Aspect in December 1997, (2) higher selling, promotion and distribution costs at CVI, which contributed to a 37% increase in sales (excluding Aspect) and (3) CSI expenses related primarily to the Marlow acquisition, which contributed to CSI's 36% revenue increase.

Research and Development Expense: Research and development expense was $456,000 and $324,000 for the three-month periods ended January 31, 1998 and 1997, respectively.

Income From Operations: As a result of the variances discussed above, income from operations improved by $1.8 million, or 44%, from the amount reported for the 1997 first quarter. Income (loss) from operations for each business unit and corporate was:

                              Three Months Ended
                                  January 31,          Increase
                                1998        1997      (Decrease)
                                ----        ----      ----------
                                (In thousands)

CVI                           $ 5,980     $ 4,430      $ 1,550
CSI                               776         419          357
HGA                               692         622           70
Corporate/Other                (1,537)     (1,366)        (171)
                              -------     -------      -------
                              $ 5,911     $ 4,105      $ 1,806
                              =======     =======      =======

Interest Expense: The decrease in interest expense is primarily due to: (1) the redemption of the Company's 10 5/8% Convertible Subordinated Reset Debentures in April 1997 and the 10% Senior Subordinated Secured Notes in September 1997 and
(2) the payments of other debt in August and September 1997. These savings were partially offset by interest charges associated with the KeyBank Revolver, Midland bank loan and debt due to Aspect note holders. (See Notes 3 and 4.)

Other Income, Net: Other income, net in 1998 includes a gain of approximately $600,000 foreign exchange, principally due to the effect of a weakening in the Pounds Sterling exchange rate against the U.S. dollar. As a result, the U.S. dollar amount of Sterling denominated liabilities on the Company's books was reduced prior to such liabilities being hedged. The balance of the increase from $20,000 in 1997 to $795,000 in 1998 is primarily reflective of additional interest income.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Provision for Income Taxes: The provision for federal, state and foreign taxes of $363,000 and $91,000 for the first quarter of fiscal 1998 and 1997, respectively, was offset by the recognition of an additional benefit of $800,000 and $300,000 for the first quarter of fiscal 1998 and 1997, respectively, from reducing the valuation allowance against the net deferred tax assets, based on Management's belief that the Company's future results will continue to compare favorably with those of the prior year.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                         CAPITAL RESOURCES & LIQUIDITY

In the first quarter of fiscal 1998, the Company grew significantly, primarily through the acquisition of Aspect Vision Care ("Aspect"). Aspect has achieved compounded growth of approximately 55% during the past three years. The acquisition provides distribution channels for CooperVision products in European markets and an additional range of products for CooperVision to market in North America. The acquisition also enabled the Company to enter the biweekly and monthly lens replacement market, the largest segment of the U.S. contact lens market.

Operating Cash Flows: The $7 million cash used by operating activities were significantly impacted by the Aspect acquisition. Over $3 million of one-time payments were made by Aspect shortly after the acquisition.

The Company historically experiences operating cash uses in the first quarter. In the first quarter of 1998, other major uses of cash were payments of $2.4 million related to settlements of disputes, approximately $2.0 million to fund fiscal 1997 entitlements under the Company's annual bonus plans and a $2.7 million build of inventories. In the first quarter of fiscal 1997, operating cash usage was $2.3 million, which included payments associated with settlements of disputes of $1.8 million and payments totaling $2.0 million to fund fiscal 1996 entitlements under the Company's annual bonus plans.

Investing Cash Flows: Primary uses of cash for investing activities of $25.8 million for the three months ended January 31, 1998 included the purchase of Aspect for approximately $21.2 million, the purchase of a Hyskon'r' product line, a hysteroscopy fluid used by gynecologists in certain surgical procedures, for $2.2 million and investments in property, plant and equipment of $2.4 million. The investing uses of cash for the 1997 period included purchases of property, plant and equipment of $2.2 million and a $1 million deposit on the acquisition of the Natural Touch line of opaque contact lenses.

Financing Cash Flows: In the first quarter of fiscal 1998, the Company obtained $23.5 million of cash from financing activities. The financing activities primarily related to an $11 million draw down on the KeyBank line of credit and the Midland Bank loan of $17.7 million. The cash was primarily used to fund investing activities, as discussed above; in addition, the Company repaid the Unimar Promissory Notes in the amount of $4.2 million.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
           Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded

Management believes cash flow from operations will be sufficient to fund ongoing operations, but anticipates additional financings to fund plant expansions in Europe and other acquisitions if completed.

Year 2000: The Company has assessed its financial and operational systems and estimates that the total cost of this program will not in the aggregate be material. The Company will continue to modify and/or replace those systems which may be impacted by the arrival of the year 2000.

Forward-Looking Statements: Statements in this report that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements use forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms.

Actual results could differ materially from those contained in the forward-looking statements due to: major changes in business conditions and the economy in general, loss of key members of senior management, prolonged disruption in the operations of the Company's manufacturing facilities or hospitals, inroads by new competitors or technologies, costs to integrate acquisitions, potential foreign exchange exposure, decisions to invest in research and development and other start-up projects, dilution to earnings per share associated with acquisitions or stock issuances, regulatory issues, unexpected changes in reimbursement rates and payor mix, environmental clean-up costs above those already accrued, litigation, decisions to divest businesses and factors listed from time to time in the Company's SEC reports, including the section entitled "Business" in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits.

  Exhibit
  Number                  Description
  ------                  -----------

    11                    Calculation of Earnings Per Share.

    27                    Financial Data Schedule.

  (b) The Company filed the following reports on Form 8-K during the period from November 1, 1997 to January 31, 1998.

  Date of Report        Item Reported
  --------------        -------------

  November 20, 1997     Item 5.  Other Events
  December 2, 1997      Item 2.  Acquisition or Disposition of
                                   Assets
  December 12, 1997     Item 5.  Other Events

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


                                     The Cooper Companies, Inc.
                                 -----------------------------------
                                            (Registrant)



Date: March 13, 1998                   /s/ Robert S. Weiss
                                 -----------------------------------
                                 Executive Vice President, Treasurer
                                     and Chief Financial Officer

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                Index of Exhibits

Exhibit No.                                              Page No.
----------                                               -------
   11            Calculation of Earnings Per Share.

   27            Financial Data Schedule.

The trademark symbol shall be expressed as............................  'tm'
The registered trademark symbol shall be expressed as.................   'r'
The British pound sterling sign shall be expressed as.................   'L'