Form 10-Q/A
period 1998-01-31
COOPER COMPANIES INC
filed 1998-04-17
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q-A

        (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For Quarterly Period Ended  January 31, 1998

        ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the transition period from           to
                                             -----------  ------------
        Commission File Number 1-8597

                        The Cooper Companies, Inc.

                       (Exact name of registrant as specified in its charter)

                   Delaware                        94-2657368
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

                             Yes  X     No
                                -----     -----
        Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.10 par value         14,870,278 Shares
                   Class                       Outstanding at
                                             February 27, 1998

The undersigned registrant hereby restates its Financial Data Schedules previously filed as exhibits to its Form 10-Q for fiscal quarter ended January 31, 1997, and its Form 10-K for each of the fiscal years ended October 31, 1995, 1996 and 1997. The restated Financial Data Schedules are being provided to reflect the retroactive impact on earnings per share of Statement of Financial Accounting Standards No. 128, "Earnings per Share," adopted by the Company in the first quarter of fiscal 1998.

PART II.  Item 6.  Exhibits

   (a)  Exhibits.

   Exhibit
   Number          Description
   -------         -----------
     27            Financial Data Schedule for quarter ended January 31, 1997.

     27            Financial Data Schedule for year ended October 31, 1995.

     27            Financial Data Schedule for year ended October 31, 1996.

     27            Financial Data Schedule for year ended October 31, 1997.

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

                                                 The Cooper Companies, Inc.
                                             -----------------------------------
                                                        (Registrant)

Date: April 17, 1998                                /s/ Robert S. Weiss
                                             -----------------------------------
                                             Executive Vice President, Treasurer
                                                 and Chief Financial Officer