Form 10-Q
period 1998-04-30
COOPER COMPANIES INC
filed 1998-06-11
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For Quarterly Period Ended      APRIL 30, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


        For the Transition Period from _________________ to _________________


Commission File Number 1-8597

                           THE COOPER COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       94-2657368
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

     6140 Stoneridge Mall Road, Suite 590, Pleasanton, CA       94588
--------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (925) 460-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__         No _____

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value                            14,885,278 Shares
----------------------------                       ---------------------------
          Class                                    Outstanding at May 29, 1998


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page No.
                                                                            --------
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

             Consolidated Condensed Statements of Income - Three
               and Six Months Ended April 30, 1998 and 1997                    3

             Consolidated  Condensed  Balance  Sheets - April 30, 1998
               and October 31, 1997                                            4

             Consolidated  Condensed  Statements  of Cash Flows -Six
               Months Ended April 30, 1998 and 1997                            5

             Notes to Consolidated Condensed Financial Statements              6

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            15

PART II.   OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 22

  Item 4.   Submission of Matters to a Vote of Security Holdings              22

  Item 6.   Exhibits and Reports on Form 8-K                                  23

Signature                                                                     24

Index of Exhibits                                                             25


                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                    (In thousands, except per share figures)
                                   (Unaudited)



                                                      Three Months Ended                         Six Months Ended
                                                          April 30,                                 April 30,
                                               -----------------------------             -----------------------------
                                                 1998                  1997                 1998                 1997
                                               --------             --------             --------             --------

Net sales of products                          $ 37,450             $ 20,630             $ 66,834             $ 37,657
Net service revenue                              14,314               13,033               27,768               24,382
                                               --------             --------             --------             --------
     Net operating revenue                       51,764               33,663               94,602               62,039
                                               --------             --------             --------             --------
Cost of products sold                            13,027                6,104               24,304               11,135
Cost of services provided                        13,127               11,373               25,844               22,055
Selling, general and administrative expense      14,544                9,094               26,258               17,040
Research and development expense                    543                  414                  999                  738
Amortization of intangibles                         939                  404                1,702                  692
                                               --------             --------             --------             --------
Income from operations                            9,584                6,274               15,495               10,379
                                               --------             --------             --------             --------
Interest expense                                  1,858                1,255                3,008                2,484
Other income (expense), net                         277                  (77)               1,072                  (57)
                                               --------             --------             --------             --------
Income before income taxes                        8,003                4,942               13,559                7,838
(Benefit of) income taxes                          (480)                (431)                (917)                (845)
                                               --------             --------             --------             --------
Net income                                     $  8,483             $  5,373             $ 14,476             $  8,683
                                               ========             ========             ========             ========


Earnings per share:
     Basic                                     $   0.57             $  0.45              $   0.98             $   0.74
                                              =========             =======              ========             ========
     Diluted                                   $   0.55             $  0.44              $   0.94             $   0.72
                                              =========             =======              ========             ========

Number of shares used to compute
 earnings per share:
     Basic                                       14,872              11,924                14,840               11,798
                                              =========             =======              ========             ========
     Diluted                                     15,443              12,243                15,398               12,082
                                              =========             =======              ========             ========




                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)


                                                                 April 30,            October 31,
                                                                  1998                   1997
                                                                ---------             ---------

                               ASSETS

Current assets:
  Cash and cash equivalents                                     $   1,456             $  18,249
  Trade receivables, net                                           40,807                27,469
  Inventories                                                      28,212                15,096
  Other current assets                                             12,620                 7,755
                                                                ---------             ---------
      Total current assets                                         83,095                68,569
                                                                ---------             ---------
Property, plant and equipment, net                                 57,703                39,523
Goodwill and other intangibles, net                                90,276                36,698
Deferred tax asset                                                 26,290                26,182
Other assets                                                        9,677                 4,326
                                                                ---------             ---------
                                                                $ 267,041             $ 175,298
                                                                =========             =========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts and notes payable                                    $  12,980             $   7,907
  Current portion of long-term debt                                 3,090                   438
  Accrued income taxes                                             10,812                 9,134
  Other current liabilities                                        18,634                16,138
                                                                ---------             ---------
      Total current liabilities                                    45,516                33,617
                                                                ---------             ---------
Long-term debt                                                     68,428                 9,125
Other noncurrent liabilities                                       25,415                21,023
                                                                ---------             ---------
      Total liabilities                                           139,359                63,765
                                                                ---------             ---------
Commitments and contingencies (see Note 6)
Stockholders' equity:
Common stock, $.10 par value                                        1,489                 1,480
Additional paid-in capital                                        251,011               249,213
Accumulated deficit                                              (123,953)             (138,429)
Other equity                                                         (865)                 (731)
                                                                ---------             ---------

      Total stockholders' equity                                  127,682               111,533
                                                                ---------             ---------
                                                                $ 267,041             $ 175,298
                                                                =========             =========



                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                                        Six Months Ended
                                                                                            April 30,
                                                                                    1998                  1997
                                                                                  --------             --------

Net cash provided (used) by operating activities                                  $ (3,774)            $    295
                                                                                  --------             --------
Cash flows from investing activities:
  Acquisitions of businesses                                                       (33,836)              (7,091)
  Purchases of property, plant and equipment                                        (8,465)              (4,103)
  Investment in escrow funds                                                          --                 (2,898)
  Other                                                                               --                   (320)
                                                                                  --------             --------
Net cash used by investing activities                                              (42,301)             (14,412)
                                                                                  --------             --------
Cash flows from financing activities -- proceeds from (payment of):
  Long-term debt                                                                    17,729                7,461
  Line of credit, net                                                                9,300                1,332
  Aspect debt, net                                                                   3,684                 --
  Capitalized leases, net                                                            2,792                 --
  Unimar Notes                                                                      (4,155)                --
  Other                                                                                162                   25
                                                                                  --------             --------
Net cash provided by financing activities                                           29,512                8,818
                                                                                  --------             --------
Effect of exchange rate changes on cash and cash equivalents                          (239)                --
Net decrease in cash and cash equivalents                                          (16,802)              (5,299)
Cash and cash equivalents - beginning of period                                     18,258                6,837
                                                                                  --------             --------
Cash and cash equivalents - end of period                                         $  1,456             $  1,538
                                                                                  ========             ========

Supplemental disclosure of noncash investing and financing activities:

  Acquisitions:
    Fair value of assets acquired                                                 $ 93,044             $ 18,483
    Less, liabilities assumed and acquisition costs                                (29,707)              (2,230)
                                                                                  --------             --------
                                                                                  $ 63,337             $ 16,253
                                                                                  ========             ========

  Funded by:
    Cash payments                                                                 $ 33,836             $  7,091
    Issuance of stock and debt                                                      29,501                9,162
                                                                                  --------             --------
                                                                                  $ 63,337             $ 16,253
                                                                                  ========             ========


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1.  General

The Cooper Companies, Inc., and its subsidiaries (the "Company") develop, manufacture and market healthcare products, including a range of daily, flexible and extended wear contact lenses and diagnostic and surgical instruments and equipment. The Company also provides healthcare services through the ownership of psychiatric facilities and by providing outpatient and other ancillary services, including managing psychiatric units at medical/surgical hospitals.

During interim periods, the Company follows the accounting policies disclosed in its most recently filed Form 10-K. Readers are encouraged to refer to this Form 10-K and to the Company's Annual Report to Stockholders each for the fiscal year ended October 31, 1997, when reviewing this Form 10-Q. The quarterly results in this report are not necessarily indicative of results to be expected for subsequent quarters.

The accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 1998 and October 31, 1997, the consolidated results of its operations for the three and six months ended April 30, 1998 and 1997, and its consolidated cash flows for the six months ended April 30, 1998 and 1997. All adjustments are of a normal recurring nature except for $1.7 million and $830,000 reductions of the deferred tax asset valuation allowance recorded in the first six months of 1998 and 1997, respectively, based on Management's belief that the Company will continue to generate results comparing favorably with those of the prior year.

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") in the first quarter of 1998. FAS 128 requires that earnings per share ("EPS") be determined using the weighted average number of common shares for Basic EPS, and adding outstanding dilutive stock warrants and stock options to determine Diluted EPS. All prior period EPS amounts have been restated to reflect this adoption. (See Note 5.)

Note 2.  Inventories

                                April 30,           October 31,
                                  1998                1997
                               --------            --------
                                      (In thousands)

     Raw materials              $ 4,409             $ 2,748
     Work-in-process              3,138               1,277
     Finished goods              20,665              11,071
                               --------            --------
                                $28,212             $15,096
                                =======             =======


Inventories are stated at the lower of cost, determined on a first in, first out or average cost basis, or market.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 3.  Long-Term Debt and Other Borrowings

LONG-TERM DEBT


                                                      April 30,         October 31,
                                                        1998               1997
                                                      -------            -------
                                                            (In thousands)

Promissory notes - Aspect                             $27,839            $  --
Midland Bank                                           17,445               --
KeyBank Line of Credit ("Revolver")                     9,300               --
Aspect Bank Loans                                       6,954               --
Promissory note - Wesley-Jessen
  Corporation ("W-J")                                   1,548              1,517
County of Monroe Industrial Development
  Agency ("COMIDA") Bond                                2,935              2,975
Other                                                   5,497                916
Promissory notes- Unimar                                 --                4,155
                                                      -------            -------
                                                       71,518              9,563
Less current installments                               3,090                438
                                                      -------            -------
                                                      $68,428            $ 9,125
                                                      =======            =======


Promissory Notes - Aspect

The Aspect promissory notes, due December 2, 2002, were issued to former shareholders of Aspect in conjunction with the December 1997 acquisition of Aspect Vision Care Limited ("Aspect"). (See Note 4.) These notes are denominated in Pounds Sterling (approximately (pound)16.7 million). Interest accrues at a rate of 8% per annum and is payable in cash generally on the last day of each October. The notes are secured by the shares of Aspect Vision Holdings and are guaranteed by the Company. Upon the occurrence of certain events of default in the purchase agreement, the note holders may demand immediate repayment.

Revolver

The Revolver is a $50 million senior secured revolving credit facility maturing in September 2002, with KeyBank National Association as agent for itself and the other members of the facility. Interest on borrowings is paid quarterly at rates ranging from 0.5% to 2% over the applicable London Interbank Offered Rate ("LIBOR") depending on certain financial ratios. Such rate may be floating or fixed at the Company's option. In the second quarter of 1998, LIBOR rates in the United States ranged from 5.6% to 5.7%. The Company pays an annual commitment fee of 0.375% of the unused portion of the Revolver. Amounts outstanding under Letters of Credit reduce the available credit and the unused line fee.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Borrowings under the Revolver are secured by a first security interest in all of the assets of the Company and are guaranteed by the principal operating subsidiaries of the Company. During the term of the Revolver, the Company may borrow, repay and re-borrow up to $50 million.

Mandatory prepayments will be required to repay outstanding amounts and permanently reduce the total commitment amount available under certain circumstances when the Company obtains additional debt. Certain prepayments are subject to penalties.

The Revolver contains various covenants, including maintenance of certain ratios and transaction limitations requiring approval of the lenders.

Midland Bank

The Aspect acquisition (see Note 4) was partially funded by a 'L'10.5 million loan from Midland Bank plc, due November 27, 2002. In March 1998, the Company converted the denomination to U.S. dollars and entered into an interest rate swap to fix the interest rate at 6.19% per annum. The Midland loan is secured by a Letter of Credit in its favor from KeyBank National Association. Interest on the Midland loan is 20 basis points (0.2%) over Sterling LIBOR, adjusted quarterly, and the Company pays an annual Letter of Credit fee of 1% of the balance to KeyBank.

Unimar Promissory Notes

In April 1996, the Company acquired Unimar, Inc., issuing promissory notes for $4 million principal amount, bearing interest of 12% per annum and maturing April 1999. The notes were repaid in the first quarter of 1998.

Aspect Bank Loans

The balance of the loans at April 30, 1998 was $7 million and is secured with certain assets of Aspect and a $4.2 million Letter of Credit in favor of NWB from KeyBank National Association. Loan maturity dates range from February 1, 2000 to September 1, 2006. The interest rate on 'L'2.5 million, acquired March 30, 1998, is based on 0.2625% above Sterling LIBOR. Sterling LIBOR was 7.58% for the period of the loan. The interest rate on other NWB loans is at 1.5% above the Base Rate, which was 7.25% for the reporting period. Proceeds were used to repay a loan of 'L'827,000 ($1.4 million), included in acquired debt, and to fund capital expenditures.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

OTHER BORROWINGS

Included in Notes Payable is a 'L'2 million overdraft facility with an outstanding balance of 'L'1.4 million ($2.3 million) at April 30, 1998 that is due on demand. The interest rate on the overdraft facility is at 1.5% above the Base Rate.

Anthony Galley, a director of Aspect, has provided short-term funds to Aspect, and there is a balance of 'L'517,000 at April 30, 1998 with a 9.25% annual interest rate.

Economic Hedges to Manage the Risk of Fluctuations in Foreign Exchange

A portion of the Company's debt is denominated in Pounds Sterling ("Sterling"). Accordingly, the Company is exposed to fluctuations in Sterling exchange rates. The Company has entered into forward currency contracts to hedge most of the Sterling debt.

Note 4.  Acquisitions

Litmus Acquisition

In February 1998, the Company purchased, for approximately $10 million in cash, a 10% equity position in Litmus Concepts Inc. plus exclusive license to distribute the FemExam'r' TestCard'tm' System of diagnostic tests in the professional women's healthcare market in the U.S. and Canada. Of the $10 million purchase price, approximately $5 million has been ascribed to the equity investment and approximately $5 million was ascribed to the exclusive license. The Company is accounting for its investment in Litmus at cost and is amortizing the license over 17 years.

The Company agreed to certain annual minimum purchases for the period ending on the earlier to occur of the Company purchasing 20 million units of the products as defined in the license agreement or the sixth anniversary of the license agreement. Under the license agreement, the sole action available to Litmus should the Company not meet the stated minimum purchases would be to cancel the exclusivity of the agreement.

Aspect Acquisition

In December 1997, the Company, through its wholly-owned subsidiary Aspect Vision Holding Ltd. ("Holdings"), acquired Aspect Vision Care Limited and affiliates ("Aspect"), a privately-held manufacturer of high quality contact lenses sold primarily in the United Kingdom and other European countries. Aspect is an English company having the Pound Sterling as its functional currency. Holdings' functional currency is the U.S. dollar. The results of Aspect and Holdings are included in CooperVision ("CVI").

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

The cost of the acquisition was approximately $51 million at closing ($20 million in cash, $1.5 million for 38,000 shares of the Company's common stock and $28 million in 8% five-year notes to the selling shareholders) plus an additional amount after approximately three years based on the performance of Aspect over that period. The 'L'5 million (approximately $8 million at closing) minimum amount of the additional payment has been discounted at a rate of 8% and will accrete over approximately three years. The cash payment was partially financed under the Company's $50 million Revolver (see "Midland Bank" Note 3) and cash then on hand. The acquisition has been accounted for as a purchase. Excess of purchase price over net assets acquired has initially been recorded at $48.1 million pending completion of a valuation required to finalize the allocation of the purchase price and is being amortized over 40 years.

The following unaudited pro forma consolidated condensed results of operations for the three- and six-month periods ended April 30, 1998 and 1997 are presented as if Aspect had been acquired at the beginning of each period presented. The unaudited pro forma information is not indicative of either the results of operations that would have occurred if Aspect had been purchased during the periods presented or of future results of the combined operations.


Amounts ($000)

                                       Three Months Ended                      Six Months Ended
                                            April 30,                              April 30,
                                   -----------------------------          ---------------------------
                                      1998               1997               1998              1997
                                    Pro Forma          Pro Forma          Pro  Forma        Pro Forma
                                    ---------          ---------          ----------        ---------

Net operating revenue                $51,764            $41,809            $97,903            $77,421
                                     =======            =======            =======            =======
Net income                           $ 8,483            $ 5,398            $14,744            $ 9,344
                                     =======            =======            =======            =======

Shares outstanding for:
    Basic EPS                         14,872             11,962             14,857             11,836
                                     =======            =======            =======            =======
    Diluted EPS                       15,443             12,300             15,415             12,130
                                     =======            =======            =======            =======

EPS:
    Basic                            $  0.57            $  0.45            $  0.99            $  0.79
                                     =======            =======            =======            =======
    Diluted                          $  0.55            $  0.44            $  0.96            $  0.77
                                     =======            =======            =======            =======


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 5.  Earnings Per Share


                                              Three Months Ended                      Six Months Ended
                                                   April 30,                              April 30,
                                            1998                1997               1998              1997
                                           -------            -------            -------            -------

Basic:
Net income                                 $ 8,483            $ 5,373            $14,476            $ 8,683
                                           =======            =======            =======            =======

Weighted average common shares              14,872             11,924             14,840             11,798
                                           =======            =======            =======            =======

Basic earnings per share                   $  0.57            $  0.45            $  0.98            $  0.74
                                           =======            =======            =======            =======
Diluted:
Weighted average common shares              14,872             11,924             14,840             11,798
Add:
Dilutive warrants                               61                 55                 60                 49
Dilutive options                               510                264                498                235
                                           -------            -------            -------            -------

Effect of dilutive securities                  571                319                558                284
                                           -------            -------            -------            -------
Diluted weighted average common
  shares                                    15,443             12,243             15,398             12,082
                                           =======            =======            =======            =======

Diluted earnings per share                 $  0.55            $  0.44            $  0.94            $  0.72
                                           =======            =======            =======            =======



There were no antidilutive securities in either of the 1998 periods.

In the three and six months ended April 30, 1997, the following antidilutive securities were excluded from the computation of diluted earnings per share:

    Options to purchase 103,333 shares of common stock at $20 - $21 per share.

    Outstanding 10 5/8% Convertible Subordinated Reset Debentures, which if converted would have resulted in an additional 619,333 shares of common stock.

Note 6.  Commitments, Contingencies and Pending Litigation

Pilkington Supply Agreement

Under the terms of a supply agreement, the Company had agreed to purchase, by December 31, 1997, from Pilkington plc, contact lenses with an aggregate cost of approximately 'L'4.1 million. As of April 30, 1998, a commitment of 'L'1.2 million remained.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

The companies are currently completing amendments to the supply agreement under an extension of the deadline to June 30, 1998. Management expects that the newly amended agreement, when formalized, will not contain any minimum purchase commitments.

Royalty Agreement

In connection with the Aspect acquisition (see Note 4), the Company acquired the obligation to pay a royalty that ranges from 5% to a maximum of 7 1/2% on certain Aspect-manufactured products, with a minimum royalty for five years of 'L'1 million a year.

Environmental

In 1997, environmental consultants engaged by the Company identified a contained groundwater contamination consisting of industrial solvents including trichloroethane (TCA) at one of CVI's sites. In the opinion of counsel, the solvents were released into the ground before the Company acquired the business at that site, and the area containing these chemicals is limited. The Company intends to enter the state's remediation program and accrued $350,000 for that purpose in 1997. In 1998, the Company accrued an additional $160,000, based on updated estimates. In the opinion of Management, the cost of remediation will not be material when considering amounts previously accrued.

Pending Litigation

GT Labs

On October 1, 1992, GT Laboratories, Inc. filed a complaint against the Company in the United States District Court for the Northern District of Illinois. The Complaint alleged that the Company had breached a supply contract entered into effective January 1, 1990 by failing to purchase the requisite number of contact lens blanks, commonly referred to as buttons, used in the manufacture of rigid gas permeable contact lenses. The Company denied that it had breached the contract and asserted that the contract could be terminated if the requisite number of buttons were not purchased, but that no further relief could be obtained. GT Laboratories moved for Summary Judgment on its right to obtain money damages for breach of contract. On September 13, 1993, the Court granted GT Laboratories' Motion For Summary Judgment, and entered an order finding the Company liable for an undetermined amount of money damages. Because the order addressed liability only and did not include any damage finding, the order was not final and is not appealable until such time as damages were calculated by a jury and a final appealable judgment is entered. In January 1998, a jury trial was held in the United States District Court for the Northern District of Illinois to determine the amount of damages. The jury fixed the amount of damages at $1.7 million. The Company filed a post-trial motion seeking a new trial on the amount of damages. At the appropriate time, the Company intends to vigorously pursue an appeal on the liability findings and the jury verdict. Until the matter is finally concluded at the District Court level, the Company is not able to pursue any of its rights in the Appellate Court. In the opinion of Management, it is more likely than not that the ultimate liability, if any, to be

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

incurred by the Company upon the final adjudication of this matter will not materially affect the Company's financial position or results of operations.

Russo Securities

On February 11, 1998, Russo Securities, Inc., Ferdinand Russo, Patrick Russo and Richard Russo (the "Plaintiffs") filed suit against the Company in New York State Supreme Court, County of Richmond, seeking compensatory damages in excess of $9.8 million plus interest and punitive damages in excess of $10 million and a declaration releasing Russo Securities of its obligation to pay the amount it owes the Company for a $400,000 subordinated loan the Company made to Russo in early 1991 (the "Note"). The complaint purported to state claims for fraud, fraudulent conduct causing injury to business and reputation, and breach of contract, based on events surrounding the decision not to reset the interest rate on certain of the Company's debentures in June of 1991. As reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, the Company settled a Securities and Exchange Commission ("SEC") lawsuit against the Company in December 1994 concerning the debenture reset issue.

Plaintiffs allege that Gary Singer, the Company's former co-chairman, made certain misrepresentations to the Plaintiffs concerning the debenture reset issue on which the Plaintiffs allegedly relied when issuing a valuation letter. The complaint alleges that the SEC subsequently investigated this matter and -- as a result of purportedly wrongful conduct by the Company, including alleged misrepresentations of Gary Singer in 1991 and 1992 -- initiated a civil suit and disciplinary proceedings against Russo Securities alleging that it had aided and abetted the Company's alleged fraudulent scheme to avoid the interest rate reset and caused the Company's fraud. The Plaintiffs claim that the Company is liable for the alleged damages caused by the SEC proceedings against the Plaintiffs, including, among other things, harm associated with coronary ailments allegedly suffered by all three of the individual Plaintiffs as a result of the SEC proceedings, as well as income allegedly lost and fees and expenses allegedly incurred by the Plaintiffs in connection with the SEC proceedings. The breach of contract claim asserted by the Plaintiffs against the Company seeks $330,000 in unreimbursed fees and expenses plus interest based on a purported promise by Gary Singer that the Company would pay fees and expenses incurred by Russo Securities in connection with the SEC investigation.

On March 5, 1998, the Company removed the case to the United States District Court for the Eastern District of New York. Thereafter, the Company moved to dismiss the Plaintiff's complaint on the pleadings for failure to state a claim based on, among other things, the statute of limitations. Plaintiff subsequently moved to amend the complaint. On March 17, 1998, the court denied the Company's motion to dismiss the complaint (which does not preclude the Company from raising any defense including the statute of limitations in future filings), on the condition that the Plaintiffs voluntarily withdraw their request for a declaration seeking release from Russo's obligation under the Note, as such claim is arbitrable before the New York Stock Exchange. On May 6, 1998, the Plaintiffs served an amended complaint withdrawing this claim. The Company filed an answer denying all material allegations made by the Plaintiffs in the amended complaint.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)

The Company believes that the claims raised by the Plaintiffs are without merit, and the Company intends to vigorously defend the suit.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

References to Note numbers below are references to the Notes to Consolidated Condensed Financial Statements located in Item 1.

                              RESULTS OF OPERATIONS

Three and Six Months Ended April 30, 1998 Compared with Three and Six Months Ended April 30, 1997.

NET SALES OF PRODUCTS: Net sales of products increased by $16.8 million, or 82%, and $29.2 million, or 77%, for the respective three- and six-month periods.



                                                             (Dollars in 000's)

                                Three Months Ended                                        Six Months Ended
                                    April 30,                                                 April 30,
                 -----------------------------------------------            ------------------------------------------------
                   1998              1997                 % Incr.             1998                1997               % Incr.
                 -------            -------               -------           ------               ------              -------

CVI*             $30,422            $14,875                 105%            $53,290            $27,107                  97%
CSI**              7,028              5,755                  22%             13,544             10,550                  28%
                 -------            -------                                 -------            -------
                 $37,450            $20,630                  82%            $66,834            $37,657                  77%
                 =======            =======                                 =======            =======


* CVI = CooperVision - the Company's specialty contact lens business. ** CSI = CooperSurgical - the Company's women's healthcare business.

Net sales of CVI products increased primarily as a result of the acquisition of Aspect Vision Care ("Aspect"). (See Note 4.) Net sales from Aspect accounted for 59% and 55% of the growth, and represented approximately 28% of CVI sales, for the three and six months ended April 30, 1998. Increased sales of the Preference'r' spherical and the Preference Toric'tm' product lines, which together grew by approximately 74% and 66% over the comparable three- and six-month periods, also contributed to CVI sales growth. Sales of toric lenses to correct astigmatism, CVI's leading product group, grew 49% and 43% over the comparable three- and six-month periods and accounted for 37% and 38% of CVI's sales for the three and six months ended April 30, 1998. In March 1997, the Company acquired Natural Touch'r', a line of opaque, cosmetic contact lenses that contributed $1.7 million and $2.8 million of sales in the three and six months ending April 30, 1998. Sales of Natural Touch'r' in the second quarter of 1997 were $0.7 million. These increases were partially offset by anticipated decreases in sales of more mature product lines.

In February, CVI introduced its Frequency 55 disposable-planned replacement sphere in the United States. In North America, disposable-planned replacement spherical lenses make up the largest contact lens market segment. In May 1998, CVI introduced two new toric products: Hydrasoft Toric Options, a custom planned replacement toric lens for astigmatic patients who

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

have complex correction requirements, and Frequency 55 Toric, a planned replacement lens designed for replacement at two-week or monthly intervals. Frequency 55 Toric is positioned to compete directly with the leading product in the lower priced segment of the toric market.

At CSI, net sales increased by 22% and 28% over the comparable three- and six-month periods, primarily due to sales of Marlow products acquired in April 1997 and Hyskon products acquired in December 1997.

In May 1998, CSI introduced two new product lines:

    The Cerveillance Scope, the first in a planned series of products using digital imaging and proprietary software to provide enhanced visualization and documentation in examinations of the cervix. The Cerveillance Scope is a fully integrated compact colposcope, an optical device used to examine the vagina and the cervix. It improves image capture, enhancement and analysis allowing measurement of lesion size and documentation of cervical changes over time.

    The FemExam'r' pH and Amines TestCard'tm', the first of four patented diagnostic tests comprising the FemExam Vaginal Fluid TestCard System that CSI recently licensed. These tests, designed for use primarily in the physician's office, rapidly and economically screen and diagnose common vaginal infections such as bacterial vaginosis, yeast and trichomonasis. They are designed to replace current testing practices that are difficult, costly and inconvenient to perform.

NET SERVICE REVENUE: Hospital Group of America's ("HGA") net service revenue of $14.3 million and $27.8 million increased by 10% and 14% for the three- and six-month periods, primarily as a result of the addition of the Mid-West Center in April 1997, the increase in inpatient days at Hampton Hospital and additional revenue from HGA's new Management Services Division.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

COST OF PRODUCTS SOLD: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was:


                            Margin %                 Margin %
                        Three Months Ended        Six Months Ended
                            April 30,                April 30,
                         --------------           -------------
                         1998      1997           1998     1997
                         ----      ----           ----     ----

      CVI                 67        77             66       77
      CSI                 55        53             54       53
      Consolidated        65        70             64       70


The decrease in CVI's margin for the three and six months ended April 30, 1998 was due to the acquisition of Aspect, whose products have lower margins and increased sales of lower margin Natural Touch'r' products purchased in March 1997. Margins on CVI's toric and other specialty lines of contact lenses have maintained their strong levels. Despite the anticipated margin decrease, dramatic sales growth drove CVI's gross profit up by 79% in the second quarter and 68% for the six-month period.

Margin improved at CSI primarily due to cost reduction programs associated with Unimar'r' and Marlow products. Management anticipates that margins at CSI will continue to improve as recently introduced and future proprietary products will command higher margins.

COST OF SERVICES PROVIDED: Cost of services provided represents all normal operating costs (other than financing costs and amortization of intangibles) incurred by HGA in generating net service revenue. The result of subtracting cost of services provided from net service revenue is $1.2 million, or 8%, and $1.7 million, or 13%, of net service revenue in the three months ended April 30, 1998 and 1997. The comparable six-month results were $1.9 million, or 7%, and $2.3 million, or 10%. The increase in cost of services provided as a percentage of service revenue resulted primarily from the impact of government mandated Medicare rate reductions under the Tax Equity and Financial Responsibilities Act of 1982 ("TERFA") and certain startup costs associated with the Mid-West Center and Management Services Division. Management is responding to TEFRA changes by increasing the efficiency of medical service integration during psychiatric hospitalization.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSE:



                                        (Dollars in 000's)

                        Three Months Ended                 Six Months Ended
                            April 30,                           April 30,
             ---------------------------------     -----------------------------------
               1998        1997         % Incr.     1998        1997           % Incr.
             --------    --------       -------    -------     -------         -------

CVI          $10,252     $ 5,533           85%     $18,258     $10,315           77%
CSI            2,420       2,172           11%       4,591       3,970           16%
HQ/Other       1,872       1,389           35%       3,409       2,755           24%
             -------     -------                   -------     -------
             $14,544     $ 9,094           60%     $26,258     $17,040           54%
             =======     ========                  ========    ========


SG&A expense for the three- and six-month periods has increased 60% and 54%, largely as a result of: (1) the acquisition of Aspect in December 1997, (2) higher selling, promotion and distribution costs at CVI, which contributed to sales increases of 46% and 42% (excluding Aspect) for the three- and six-month periods, respectively and (3) CSI expenses related primarily to the Marlow acquisition, which contributed to CSI's 22% and 28% revenue increases for the three- and six-month periods.

INCOME FROM OPERATIONS: Primarily as a result of the variances discussed above, income from operations improved by $3.3 million, or 53%, and $5.1 million, or 49%, for the three- and six-month periods. Income (loss) from operations for each business unit and corporate was:


                                          (Dollars in 000's)

                        Three Months Ended                      Six Months Ended
                            April 30,                               April 30,
             ------------------------------------      ------------------------------------
                                          Incr.                                     Incr.
                1998         1997         (Decr.)        1998          1997         (Decr.)
             --------      --------      --------      --------      --------      --------

CVI          $  9,485      $  5,565      $  3,920      $ 15,465      $  9,995      $  5,470
CSI               829           483           346         1,605           902           703
HGA             1,142         1,615          (473)        1,834         2,237          (403)
HQ/Other       (1,872)       (1,389)         (483)       (3,409)       (2,755)         (654)
             --------      --------      --------      --------      --------      --------
             $  9,584      $  6,274      $  3,310      $ 15,495      $ 10,379      $  5,116
             ========      ========      ========      ========      ========      ========


INTEREST EXPENSE: Interest expense increased by $603,000 and $524,000 for the three- and six-month periods ended April 30, 1998 over the comparable 1997 periods, primarily due to the acquisition of Aspect which directly added $1.4 million and $2.1 million, for the respective periods. Additional borrowings by the Company to support this and other acquisitions added $378,000 and $541,000 of interest expense for the three- and six-month periods. These increases were partially offset by reductions in interest expense associated with the redemption of the Company's 10 5/8% Convertible Subordinated Reset Debentures in April 1997, the redemption of its 10% Senior Subordinated Secured Notes in September 1997 and repayments of other debt in August and September 1997.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

OTHER INCOME, NET: Other income, net increased by $354,000 for the three-month period ended April 30, 1998 over the comparable 1997 period. Interest income increased $91,000 on higher average cash balances resulting from the Company's financing activities in the second half of 1997. In addition, gain/loss on foreign exchange moved from a loss of $85,000 in last year's second quarter to a gain of $182,000 in the comparable period this year. The six-month increases in interest income and foreign exchange were $200,000 and $907,000, respectively.

The improvement in foreign exchange was principally due to the effect of a weakening in the Pounds Sterling exchange rate against the U.S. dollar. As a result, the U.S. dollar amount of Sterling denominated liabilities on the Company's books was reduced prior to such liabilities being hedged.

PROVISION FOR INCOME TAXES: The provision for federal, state and foreign taxes of $783,000 and $200,000 for the first six months of fiscal 1998 and 1997, was offset by the recognition of an additional benefit of $1.7 million and $830,000 for the first six months of fiscal 1998 and 1997, by reducing the valuation allowance against net deferred tax assets, based on Management's belief that the Company's future results will continue to compare favorably with those of the prior year.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                    CAPITAL RESOURCES & LIQUIDITY

In the first half of fiscal 1998, the Company grew significantly, primarily through the acquisition of Aspect Vision Care ("Aspect"). Aspect revenue is meeting expectations, with year-over-year growth of more than 30% since the Company acquired it. The acquisition provides distribution channels for CooperVision products in European markets and an additional range of products for CooperVision to market in North America. The acquisition also enabled the Company to enter the biweekly and monthly lens replacement market, the largest segment of the U.S. contact lens market.

OPERATING CASH FLOWS: The $4 million cash used by operating activities was significantly impacted by the Aspect acquisition. Over $3 million of one-time payments were made by Aspect shortly after the acquisition, and a tax payment of $3 million was made by Aspect in the second quarter for its tax liability on pre-acquisition operations.

The Company historically experiences negative operating cash flow in the first quarter, and positive operating cash flow thereafter. Operating cash for the first quarter was negative $7 million. In the second quarter the Company provided cash of $3 million, net of the Aspect tax payment noted above.

For the six-month period, major uses of cash by operations were for: (1) $4.1 million of taxes (includes Aspect payment), (2) $4.7 million for inventories, including a buildup of approximately $2.1 million required for products launched toward the end of the second quarter or to be launched in the third quarter, (3) $2.4 million related to settlements of disputes and (4) $2.0 million to fund fiscal 1997 entitlements under the Company's annual bonus plans, partially offset by cash provided by operations.

INVESTING CASH FLOWS: Primary uses of cash for investing activities of $42.3 million for the six months ended April 30, 1998 included the purchase of Aspect for approximately $21.2 million; the purchase of the Hyskon'r' product line, a hysteroscopy fluid used by gynecologists in certain surgical procedures, for $2.2 million; the purchase, for $10 million, of a 10% equity position in Litmus Concepts Inc. plus an exclusive license to distribute the FemExam'r' TestCard'tm' System of diagnostic tests in the professional women's healthcare market in the U.S. and Canada; and capital expenditures of $8.5 million. The principal uses of cash in the 1997 period included capital expenditures of $4.1 million and $3 million for the acquisition of the Natural Touch'r' line of opaque contact lenses, $4.1 million for the acquisition of Marlow Surgical Technologies, Inc, and an investment of $2.9 million in escrow funds restricted to expansion of CooperVision's Scottsville, New York, facility.

FINANCING CASH FLOWS: In the first six months of fiscal 1998, the Company obtained cash of $33.7 million from financing activities. The financing activities primarily related to a $9.3 million draw down on the KeyBank line of credit, the Midland Bank loan of $17.7 million, an increase in capitalized leases of $2.8 million and Aspect obtaining $4 million of additional debt.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded

Proceeds were used to fund investing activities, as discussed above; in addition, the Company repaid the Unimar Promissory Notes in the amount of $4.2 million.

Management believes cash flow from operations will be sufficient to fund ongoing operations except that additional financings may be required to fund plant expansions in Europe and other acquisitions if completed.

YEAR 2000: The Company has assessed its financial and operational systems and estimates that the total cost of the Year 2000 program will not in the aggregate be material. The Company will continue to modify and/or replace those systems which may be impacted by the arrival of the year 2000.

FORWARD-LOOKING STATEMENTS: Statements in this report that are not based on historical fact may be "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. They include words like "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms and reflect the Company's current analysis of existing trends. Actual results could differ materially from those indicated due to: major changes in business conditions and the economy, loss of key senior management, major disruptions in the operations of the Company's manufacturing facilities or hospitals, new competitors or technologies, significant disruptions caused by the failure of third parties to address the Year 2000 issue, acquisition integration costs, foreign currency exchange exposure, investments in research and development and other start-up projects including new product launches, dilution to earnings per share from stock issuance or acquisitions, regulatory issues, changes in reimbursement rates and payor mix, environmental clean-up costs more than those already accrued, litigation costs, costs of business divestitures, and items listed in the section entitled "Business" in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Information required by this item is incorporated herein by reference to "Pending Litigation" under Note 6 of Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Stockholders was held on April 2, 1998.

Each of eight individuals nominated to serve as directors of the Company was elected to office:


                                                          Votes
    Director                          Votes For          Withheld
    --------                          ---------          --------
    A. Thomas Bender                  13,309,137         642,569
    Michael H. Kalkstein              13,313,042         638,664
    Moses Marx                        13,312,891         638,815
    Donald Press                      13,312,761         638,945
    Steven Rosenberg                  13,313,042         638,664
    Allan E. Rubenstein, M.D.         13,313,042         638,664
    Robert S. Weiss                   13,311,163         640,543
    Stanley Zinberg, M.D.             13,312,974         638,732


Stockholders were asked to approve the 1998 Long-Term Incentive Plan. A total of 9,445,295 shares were voted in favor of the proposal, 1,580,173 shares were voted against it and 51,326 shares abstained.

Stockholders were also asked to ratify the appointment of KPMG Peat Marwick LLP as independent certified public accountants for the Company for the fiscal year ending October 31, 1998. A total of 13,899,481 shares were voted in favor of the ratification, 35,433 shares were voted against it and 16,792 shares abstained.

                     PART II - OTHER INFORMATION, CONCLUDED

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits.

  Exhibit
  Number         Description
  ------         -----------
  11*            Calculation of Earnings Per Share.
  27             Financial  Data  Schedule  for the six months  ended
                 April 30, 1998.
  27             Restated Financial Data Schedule for the six
                 months ended April 30, 1997.


  (b) The Company filed the following reports on Form 8-K during the period from February 1, 1998 to April 30, 1998.


  Date of Report        Item Reported
  --------------        -------------
  February 13, 1998     Item 7.  Financial Statements and Exhibits.
                         (a)  Financial statements.
                         (1)  Audited Financial Statements for Contact Lens
                              Technologies Limited for the year ended 31 March
                              1997.

                         (2)  Audited Financial Statements for New Focus Health
                              Care Limited for the Year ended 31 March 1997.

                         (3)  Audited Financial Statements for Contact Lens
                              Technologies Limited for the period 1 April 1997 to 31 October 1997.

                         (4)  Audited Financial Statements for New Focus Health
                              Care Limited for the period 1 April 1997 to 31
                              October 1997.

                         (5)  Unaudited Financial Statements for Contact Lens
                              Technologies Limited for the period 1 April 1996 to 31 October 1996.

                         (6)  Unaudited Financial Statements for New Focus
                              Health Care Limited for the period 1 April 1996 to
                              31 October 1996.

                         (b)  Pro forma financial information.
                         (1)  Unaudited pro forma financial information for The
                              Cooper Companies, Inc. for the year ended October
                              31, 1997.

  February 25, 1998     Item 5. Other Events.
  February 27, 1998     Item 5. Other Events.


  * The information called for in this exhibit is provided in Footnote 5 to the Consolidated Condensed Financial Statements in this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Cooper Companies, Inc.
                                          __________________________
                                                  (Registrant)




Date: June 11, 1998                           /s/ Robert S. Weiss
                                   _________________________________________
                                   Executive Vice President, Treasurer and Chief Financial Officer

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES



                                Index of Exhibits
                                -----------------

Exhibit No.                                                   Page No.
-----------                                                   --------
  11*            Calculation of Earnings Per Share.
  27             Financial Data Schedule.
  27             Restated Financial Data Schedule.



* The information called for in this exhibit is provided in Footnote 5 to the Consolidated Condensed Financial Statements in this report.

                          STATEMENT OF DIFFERENCES
                          ------------------------

  The trademark symbol shall be expressed as............................  'tm'
  The registered trademark symbol shall be expressed as.................   'r'
  The British pound sterling sign shall be expressed as.................   'L'