Form 10-Q
period 1998-07-31
COOPER COMPANIES INC
filed 1998-09-04
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


        For Quarterly Period Ended      JULY 31, 1998


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


    For the Transition Period from _________________ to _________________


Commission File Number 1-8597

                           THE COOPER COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        94-2657368
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


6140 Stoneridge Mall Road, Suite 590, Pleasanton, CA           94588
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (925) 460-3600

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

Common Stock, $.10 Par Value                         14,912,338 Shares
           Class                              Outstanding at August 31, 1998

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statements of Income - Three
           and Nine Months Ended July 31, 1998 and 1997                      3

         Consolidated Condensed Balance Sheets - July 31,
           1998 and October 31, 1997                                         4

         Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended July 31, 1998 and 1997                          5

         Notes to Consolidated Condensed Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  23

Item 6.  Exhibits and Reports on Form 8-K                                   24

Signature                                                                   25

Index of Exhibits                                                           26

                                        2

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                    (In thousands, except per share figures)
                                   (Unaudited)

                                                Three Months Ended    Nine Months Ended
                                                     July 31,              July 31,
                                                ------------------    ------------------
                                                  1998      1997        1998      1997
                                                --------  --------    --------  --------
Net sales of products                           $ 39,709  $ 24,951    $106,543  $ 62,608
Net service revenue                               14,471    13,998      42,239    38,380
                                                --------  --------    --------  --------
     Net operating revenue                        54,180    38,949     148,782   100,988
                                                --------  --------    --------  --------
Cost of products sold                             14,873     8,277      39,177    19,412
Cost of services provided                         12,578    12,107      38,422    34,162
Selling, general and administrative expense       13,960    10,173      40,218    27,213
Research and development expense                     512       487       1,511     1,225
Amortization of intangibles                          977       503       2,679     1,195
                                                --------  --------    --------  --------
Income from operations                            11,280     7,402      26,775    17,781
                                                --------  --------    --------  --------
Settlements of disputes, net                         200         -         200         -
Interest expense                                   1,539     1,335       4,547     3,819
Other income (expense), net                         (237)       94         835        37
                                                --------  --------    --------  --------
Income before income taxes                         9,304     6,161      22,863    13,999
(Benefit of) income taxes                           (870)   (1,025)     (1,787)   (1,870)
                                                --------  --------    --------  --------
Net income                                      $ 10,174  $  7,186    $ 24,650  $ 15,869
                                                ========  ========    ========  ========
Earnings per share:
     Basic                                      $   0.68  $   0.57    $   1.66  $   1.31
                                                ========  ========    ========  ========
     Diluted                                    $   0.66  $   0.55    $   1.60  $   1.28
                                                ========  ========    ========  ========

Number of shares used to compute
 earnings per share:
     Basic                                        14,896    12,645      14,859    12,083
                                                ========  ========    ========  ========
     Diluted                                      15,342    13,012      15,378    12,395
                                                ========  ========    ========  ========










                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                            July 31,      October 31,
                                              1998           1997
                                            --------      -----------
                               ASSETS
Current assets:
  Cash and cash equivalents                 $ 10,059       $ 18,249
  Trade receivables, net                      40,290         27,469
  Inventories                                 30,201         15,096
  Other current assets                        14,461          7,755
                                            --------       --------
      Total current assets                    95,011         68,569
                                            --------       --------
Property, plant and equipment, net            62,297         39,523
Goodwill and other intangibles, net           89,531         36,698
Deferred tax asset                            26,239         26,182
Other assets                                   8,537          4,326
                                            --------       --------
                                            $281,615       $175,298
                                            ========       ========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts and notes payable               $  12,656      $   7,907
  Current portion of long-term debt            2,707            438
  Accrued income taxes                        10,471          9,134
  Other current liabilities                   16,378         16,138
                                           ---------      ---------
      Total current liabilities               42,212         33,617
                                           ---------      ---------
Long-term debt                                76,388          9,125
Other noncurrent liabilities                  25,391         21,023
                                           ---------      ---------
      Total liabilities                      143,991         63,765
                                           ---------      ---------
Commitments and contingencies (see Note 6)
Stockholders' equity:

Common stock, $.10 par value                   1,491          1,480
Additional paid-in capital                   251,133        249,213
Accumulated deficit                         (113,779)      (138,429)
Other equity                                  (1,221)          (731)
                                           ---------      ---------
      Total stockholders' equity             137,624        111,533
                                           ---------      ---------
                                           $ 281,615      $ 175,298
                                           =========      =========



                        See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                              July 31,
                                                                                  -----------------------------
                                                                                    1998                 1997
                                                                                  --------             --------
Net cash provided by operating activities                                         $  2,510             $  2,918
                                                                                  --------             --------
Cash flows from investing activities:
  Acquisitions of businesses                                                       (33,836)              (7,145)
  Purchases of property, plant and equipment                                       (14,599)              (5,807)
  Investment in escrow funds                                                          --                 (2,897)
  Other                                                                               --                   (358)
                                                                                  --------             --------
Net cash used by investing activities                                              (48,435)             (16,207)
Cash flows from financing activities -- proceeds from (payment of):               --------             --------
  Long-term debt borrowings                                                         21,040                3,000
  Line of credit, net                                                               17,300                 --
  Capitalized leases, net                                                            4,351                 (699)
  Long-term debt payments                                                           (5,155)              (3,035)
  Follow-on offering, net                                                               --               50,452
  Other                                                                                383                   25
                                                                                  --------             --------
Net cash provided by financing activities                                           37,919               49,743
                                                                                  --------             --------
Effect of exchange rate changes on cash and cash equivalents                          (184)                  --
Net decrease in cash and cash equivalents                                           (8,190)              36,454
Cash and cash equivalents - beginning of period                                     18,249                6,837
                                                                                  --------             --------
Cash and cash equivalents - end of period                                         $ 10,059             $ 43,291
                                                                                  ========             ========
Supplemental disclosure of noncash investing and financing activities:

  Acquisitions:
    Fair value of assets acquired                                                 $ 93,044             $ 18,574
    Less, liabilities assumed and acquisition costs                                (29,707)              (2,222)
                                                                                  --------             --------
                                                                                  $ 63,337             $ 16,352
                                                                                  ========             ========
  Funded by:
    Cash payments                                                                 $ 33,836             $  7,190
    Issuance of stock and debt                                                      29,501                9,162
                                                                                  --------             --------
                                                                                  $ 63,337             $ 16,352
                                                                                  ========             ========


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1.  General

The Cooper Companies, Inc. (the "Company"), through its principal subsidiaries, develops, manufactures and markets healthcare products and services. CooperVision ("CVI") markets soft and hard contact lenses to correct astigmatism and more conventional vision disorders. Its leading products are toric specialty contact lenses and disposable-planned replacement toric and spherical lenses. CVI also markets conventional toric and spherical lenses. CooperSurgical ("CSI") markets diagnostic and surgical instruments and equipment primarily for the women's healthcare market. Hospital Group of America ("HGA") provides psychiatric inpatient, outpatient and ancillary services through facilities it owns and manages psychiatric units at medical/surgical hospitals.

During interim periods, the Company follows the accounting policies disclosed in its most recently filed Form 10-K. Readers should refer to it and to the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1997, when reviewing this document. The quarterly results in this report do not necessarily indicate expected results for subsequent quarters.

The accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 1998 and October 31, 1997, the consolidated results of its operations for the three and nine months ended July 31, 1998 and 1997, and its consolidated cash flows for the nine months ended July 31, 1998 and 1997. All normal recurring adjustments have been made and these statements contain no unusual adjustments except for reductions of the deferred tax asset valuation allowance of $1 million and $1.3 million for the three-month periods and $2.7 million and $2.1 million for the nine-month periods ended July 31, 1998, and 1997, based on Management's belief that the Company will continue to generate results that compare favorably to prior years.

Note 2.  Inventories

                                July 31,          October 31,
                                  1998               1997
                                -------           -----------
                                      (In thousands)
     Raw materials              $ 4,731             $ 2,748
     Work-in-process              2,684               1,277
     Finished goods              22,786              11,071
                                -------             -------
                                $30,201             $15,096
                                =======             =======

Inventories are stated at the lower of average cost or market.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 3.  Long-Term Debt and Other Borrowings

LONG-TERM DEBT

                                              July 31,    October 31,
                                               1998          1997
                                              -------     -----------
                                                  (In thousands)
  Aspect promissory notes                     $27,209        $     -
  Midland Bank                                 17,445              -
  KeyBank line of credit ("Revolver")          17,300              -
  Aspect bank loans                             6,727              -
  Promissory note - Wesley-Jessen
     Corporation ("W-J")                          573          1,517
  County of Monroe Industrial Development
     Agency ("COMIDA") bond                     2,915          2,975
  Other                                         6,926            916
  Promissory notes- Unimar                          -          4,155
                                              -------        -------
                                               79,095          9,563
  Less current installments                     2,707            438
                                              -------        -------
                                              $76,388        $ 9,125
                                              =======        =======

Aspect Promissory Notes

The Aspect promissory notes, due December 2, 2002, were issued to former shareholders of Aspect Vision Care Limited and affiliates ("Aspect"), which the Company acquired in December 1997 (see Note 4). These notes are denominated in Pounds Sterling (approximately 'L'16.7 million). Interest accrues at 8% per annum and is payable in cash generally on the last day of each October. The notes are secured by the shares of Aspect Vision Holdings Ltd. ("Holdings"), a wholly owned subsidiary of the Company, and are guaranteed by the Company. Noteholders may demand immediate repayment if certain events of default occur.

Revolver

The Revolver is a $50 million senior secured revolving credit facility maturing in September 2002 with KeyBank National Association as agent for itself and the other facility members. Interest is paid monthly at 0.5% to 2% over the applicable London Interbank Offered Rate ("LIBOR") depending on certain financial ratios. The rate may be floating or fixed at the Company's option. In the third quarter of 1998, LIBOR rates in the United States ranged from 5.6% to 5.7%. The Company pays an annual fee of 0.375% of the unused portion of the Revolver. Amounts outstanding under Letters of Credit reduce the available credit and the unused line fee.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Borrowings under the Revolver are secured by a first security interest in all of the assets of the Company and guaranteed by the principal operating subsidiaries of the Company. During the term of the Revolver, the Company may borrow, repay and re-borrow up to $50 million.

Mandatory prepayments may be required to repay outstanding amounts and permanently reduce the total commitment amount available under certain circumstances if the Company obtains additional debt. Some prepayments are subject to penalties.

The Revolver contains various covenants, including maintenance of certain ratios and transaction limitations requiring approval of the lenders.

Midland Bank

The Aspect acquisition (see Note 4) was partially funded by a 'L'10.5 million loan from Midland Bank plc, due November 27, 2002. In March 1998, the Company converted the denomination of the loan to U.S. dollars and entered into an interest rate swap to fix the interest rate at 6.19% per annum. The Midland loan is secured by a letter of credit in its favor from KeyBank National Association. Interest on the Midland loan is 20 basis points (0.2%) over Sterling LIBOR, adjusted monthly, and the Company pays an annual letter of credit fee of 1% of the balance to KeyBank.

Unimar Promissory Notes

In April 1996, the Company acquired Unimar, Inc., issuing promissory notes for $4 million principal amount, bearing interest at 12% per annum and maturing April 1999. The notes were repaid in the first quarter of 1998.

Aspect Bank Loans

The balance of the loans at July 31, 1998, was $6.7 million and is secured by certain assets of Aspect and a $4.2 million letter of credit in favor of National Westminster Bank ("NWB") from KeyBank National Association. Loan maturity dates range from February 1, 2000, to September 1, 2006. The interest rate on 'L'2.5 million borrowed March 30, 1998, is 0.2625% above Sterling
LIBOR. Sterling LIBOR was 7.58% for the period of the loan. The interest rate on other NWB loans is 1.5% above the Base Rate. The Base Rate ranged between 7.25% and 7.5% for the reporting period. Proceeds were used to repay a loan of 'L'827,000 ($1.4 million), included in acquired debt, and to fund capital expenditures.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

OTHER BORROWINGS

Accounts and notes payable include 'L'2 million ($3.2 million) in demand notes for Aspect. The interest rate is 1.5% above the Base Rate.

Economic Hedges to Manage the Risk of Fluctuations in Foreign Exchange

A portion of the Company's debt is denominated in Pounds Sterling, exposing it to fluctuations in Pound Sterling exchange rates. The Company has entered into forward currency contracts that effectively hedge most of this debt.

Note 4.  Acquisitions

Litmus Acquisition

In February 1998, the Company purchased, for approximately $10 million in cash, a 10% equity position in Litmus Concepts Inc. plus an exclusive license to distribute the FemExam'r' TestCard'TM' System of diagnostic tests in the women's healthcare market in the U.S. and Canada. Of the $10 million purchase price, $5 million has been allocated to the equity investment and $5 million to the exclusive license. The Company is accounting for its investment in Litmus on a cost basis and is amortizing the license over 17 years. The Company agreed to make certain annual minimum purchases. This commitment ends when the Company purchases 20 million units of the products or on the sixth anniversary of the agreement, whichever occurs first. Under the agreement, if the Company does not meet the stated minimum purchases, Litmus can cancel the exclusivity.

Aspect Acquisition

In December 1997, the Company, through Holdings, acquired Aspect, a privately-held manufacturer of high quality contact lenses sold primarily in the United Kingdom and other European countries. Aspect is an English company having the Pound Sterling as its functional currency. Holdings' functional currency is the U.S. dollar. Aspect and Holdings are included in CVI's results.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

The Company paid approximately $51 million at closing ($20 million in cash, 38,000 shares of the Company's common stock with a value of $1.5 million and $28 million in 8% five-year notes to the selling shareholders) and will pay an additional amount after approximately three years based on the performance of Aspect over that period. The minimum amount of the additional payment of 'L'5 million (approximately $8 million at closing) has been discounted at a rate of 8% and will accrete over approximately three years. The $20 million cash payment made at acquisition was partially financed under the Company's $50 million Revolver (see "Midland Bank" Note 3) and cash then on hand. The acquisition has been accounted for as a purchase. Excess of purchase price over net assets acquired has initially been recorded at $48.3 million (pending completion of a valuation required to finalize the allocation of the purchase price) and is being amortized over 40 years.

The following unaudited pro forma statements present consolidated condensed results of operations for the three months ended July 31, 1997, and the nine months ended July 31, 1998, and 1997, as if Aspect had been acquired at the beginning of each period. The unaudited pro forma information is not indicative of either the results of operations that would have occurred if Aspect had been purchased during the periods presented or of future results of the combined operations.

(In thousands, except per share figures)

                           Three Months Ended         Nine Months Ended
                                July 31,                   July 31,
                           ------------------       -----------------------
                                  1997                1998          1997
                               Pro Forma            Pro Forma     Pro Forma
                               ---------            ---------     ---------
Net operating revenue          $ 48,425              $152,083      $125,846
                               ========              ========      ========
Net income                     $  7,138              $ 24,918      $ 16,482
                               ========              ========      ========

Shares outstanding for:
    Basic EPS                    12,683                14,876        12,121
                               ========              ========      ========
    Diluted EPS                  13,050                15,395        12,437
                               ========              ========      ========

EPS:
    Basic                      $   0.56              $   1.68      $   1.36
                               ========              ========      ========
    Diluted                    $   0.55              $   1.62      $   1.33
                               ========              ========      ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 5.  Earnings Per Share

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in the first quarter of 1998. This statement requires that earnings per share ("EPS") be determined using the weighted average number of common shares outstanding for Basic EPS, and then outstanding dilutive stock warrants and stock options are added to determine Diluted EPS. All prior period EPS amounts have been restated in accordance with SFAS 128.

                                          Three Months Ended            Nine Months Ended
                                               July  31,                    July 31,
                                          -------------------         -------------------
                                            1998       1997             1998       1997
                                          -------     -------         -------     -------
Basic:
Net income                                $10,174     $ 7,186         $24,650     $15,869
                                          =======     =======         =======     =======

Weighted average common shares             14,896      12,645          14,859      12,083
                                          =======     =======         =======     =======

Basic earnings per share                  $  0.68     $  0.57         $  1.66     $  1.31
                                          =======     =======         =======     =======

Diluted:
Weighted average common shares             14,896      12,645          14,859      12,083
Add:
                                                                                  -------
Dilutive warrants                              58          61              60          54
Dilutive options                              388         306             459         258
                                          -------     -------         -------     -------
Effect of dilutive securities                 446         367             519         312
                                          -------     -------         -------     -------
Diluted weighted average common
  shares                                   15,342      13,012          15,378      12,395
                                          =======     =======         =======     =======

Diluted earnings per share                $  0.66     $  0.55         $  1.60     $  1.28
                                          =======     =======         =======     =======

In the three and nine months ended July 31, 1998, options to purchase 231,250 and 20,100 shares of common stock, respectively, at $36.90 - $40.38 per share, were excluded from the computation of diluted earnings per share because they were antidilutive.

In the nine months ended July 31, 1997, options to purchase 103,333 shares of common stock at $20 - $21 per share were excluded from the computation of diluted earnings per share because they were antidilutive.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 6.  Commitments, Contingencies and Pending Litigation

Pilkington Supply Agreement

Under the terms of a supply agreement, the Company had agreed to purchase, by December 31, 1997, from Pilkington plc, contact lenses with an aggregate cost of approximately 'L'4.1 million. As of July 31, 1998, a commitment of 'L'1.1 million remained. The companies entered into a revised supply agreement on August 31, 1998. The revised agreement has a five-year term and contains no material purchase commitments.

Royalty Agreement

In connection with the Aspect acquisition (see Note 4), the Company agreed to pay a royalty of from 5% to 7 1/2% on certain Aspect-manufactured products, with a minimum royalty for five years of 'L'1 million a year.

Environmental

In 1997, environmental consultants engaged by the Company identified a contained groundwater contamination consisting of industrial solvents including trichloroethane ("TCA") at one of the Company's sites. In the opinion of counsel, the solvents were released into the ground before the Company acquired the business at that site, and the area containing these chemicals is limited. Recently, the Company entered the Voluntary Cleanup Program administered by the New York State Department of Environmental Conservation ("DEC"), to address the contamination. In so doing the Company has denied that it is a responsible party and has made a claim against the former owner. The Company and DEC are currently negotiating an oversight document which provides that the Company will further investigate and remediate the contamination, and DEC will issue a "no further action" letter upon completion of the investigation and remediation. The Company has accrued $510,000 for that purpose. In the opinion of Management, the cost of remediation will not be material when considering amounts previously accrued.

Russo Securities

On February 11, 1998, Russo Securities, Inc., Ferdinand Russo, Patrick Russo and Richard Russo (the "Plaintiffs") filed an action against the Company which was subsequently removed by the Company to the United States District Court for the Eastern District of New York. The complaint purported to state claims for fraud, fraudulent conduct causing injury to business and reputation, and breach of contract, based on events surrounding the decision not to reset the interest rate on certain of the Company's debentures in June of 1991. On August 7, 1998, the Company entered into a settlement agreement with the Plaintiffs pursuant to which the parties resolved the matter and exchanged general releases. The Company paid the Plaintiffs $400,000 in connection with the settlement which was charged to settlement of disputes in the quarter ended July 31, 1998. On August 21, 1998, the action was dismissed with prejudice by the Court.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

BEI Settlement

In October 1993, the Company filed suit against BEI Medical Systems, Inc. ("BEI"), its former CEO and other related parties seeking relief and damages for various alleged forms of unlawful competitive conduct, including breach of an exclusive supply contract, unfair competition, breach of duty of loyalty and good faith. In February 1998 the parties began settlement negotiations, which ultimately resulted in a Settlement Agreement and a Mutual General Release being completed on August 11, 1998. Under the terms of the Settlement Agreement, the Company has received an initial settlement payment of $500,000, and all claims in the litigation have been released and dismissed with prejudice. BEI also agreed to pay a maximum of $100,000 in royalties on worldwide net sales of a device for endometrial ablation.

Pending Litigation

GT Labs

On October 1, 1992, GT Laboratories, Inc. filed a complaint against the Company in the United States District Court for the Northern District of Illinois. The Complaint alleged that the Company had breached a supply contract entered into effective January 1, 1990, by failing to purchase the requisite number of contact lens blanks, commonly referred to as buttons, used in the manufacture of rigid gas permeable contact lenses. The Company denied that it had breached the contract and asserted that the contract could be terminated if the requisite number of buttons were not purchased, but that no further relief could be obtained. GT Laboratories moved for Summary Judgment on its right to obtain money damages for breach of contract. On September 13, 1993, the Court granted GT Laboratories' Motion For Summary Judgment, and entered an order finding the Company liable for an undetermined amount of money damages. Because the order addressed liability only and did not include any damage finding, the order was not final and is not appealable until such time as damages were calculated by a jury and a final appealable judgment is entered. In January 1998, a jury trial was held in the United States District Court for the Northern District of Illinois to determine the amount of damages. The jury fixed the amount of damages at $1.7 million. The Company filed a post-trial motion seeking a new trial on the amount of damages. At the appropriate time, the Company intends to vigorously pursue an appeal on the liability findings and the jury verdict. Until the matter is finally concluded at the District Court level, the Company is not able to pursue any of its rights in the Appellate Court. In the opinion of Management, it is more likely than not that the ultimate liability, if any, to be incurred by the Company upon the final adjudication of this matter will not materially affect the Company's financial position or results of operations.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)

Note 7. Impact of Statements of Financial Accounting Standards Issued But Not Yet Adopted

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits," SFAS 132 is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods presented is generally required. The Statement revises disclosures about pension and other postretirement benefit plans but does not alter the measurement or recognition of those plans. The Company will adopt SFAS 132 as required in the footnotes to its fiscal 1999 financial statements. Because SFAS 132 is a disclosure only Statement, Management believes adoption will have no impact on the Company's financial position, results of operations or cash flows.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, and hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, in which case gains and losses on the hedging instrument can offset related results on the hedged item in the income statement. The Company will adopt SFAS 133 in the first quarter of fiscal 2000. The Company has historically limited its derivative transactions to hedges that will meet the criteria required by SFAS 133. Management, therefore, anticipates that the adoption of SFAS 133 will not have a material impact on its consolidated financial statements.

Note 8.  Subsequent Event - Stock Buyback

On September 3, 1998, the Company announced that its Board of Directors had authorized the purchase of up to one million shares of its common stock in open market or privately negotiated transactions. The shares will be purchased from time to time as market conditions warrant, using funds then on hand or via additional debt financing.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

References to Note numbers below are references to the Notes to Consolidated Condensed Financial Statements located in Item 1.

                              RESULTS OF OPERATIONS

Three and Nine Months Ended July 31, 1998, Compared with Three and Nine Months Ended July 31, 1997.

NET SALES OF PRODUCTS: Net sales of products increased by $14.8 million, or 59%, in the three-month period and $43.9 million, or 70%, in the nine-month period.



                               (Dollars in 000's)

                    Three Months Ended                      Nine Months Ended
                         July 31,                               July 31,
           -----------------------------------       -------------------------------
              1998        1997         % Incr.         1998         1997     % Incr.
           ----------    -------       -------       --------     --------   -------
CVI*        $32,502      $17,815         82%         $ 85,792     $44,922       91%
CSI**         7,207        7,136          1%           20,751      17,686       17%
            -------      -------                     --------     -------
            $39,709      $24,951         59%         $106,543     $62,608       70%
            =======      =======                     ========     =======

* CVI = CooperVision - the Company's contact lens business.
** CSI = CooperSurgical - the Company's women's healthcare business.

Net sales of CVI products increased primarily due to the acquisition of Aspect Vision Care and affiliates ("Aspect"). (See Note 4.) Aspect net sales accounted for 56% and 55% of the growth, and represented approximately 30% of CVI sales, for the three and nine months ended July 31, 1998. CVI sales growth was also a result of sales of the Preference Toric'TM' product line, which grew by approximately 63% in the three-month period and 72% in the nine-month period. Sales of toric lenses to correct astigmatism, CVI's leading product group, grew 41% in the three-month period and 42% in the nine-month period and accounted for 39% and 38% of CVI's sales for the three and nine months ended July 31, 1998. In March 1997, the Company acquired Natural Touch'r', a line of opaque, cosmetic contact lenses that contributed $1.2 million in the three-month period and $4.0 million in the nine-month period of sales. These increases were partially offset by anticipated declines in sales of mature product lines.

In February, CVI introduced the Frequency 55'TM' disposable-planned replacement spherical lens in the United States. The worldwide market for disposable-planned replacement spherical lenses represents about 60% of the total worldwide contact lens market.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

In May 1998, CVI introduced two new toric products: Hydrasoft'r' Toric Options, a custom planned replacement toric lens for astigmatic patients with complex corrections, and Frequency 55'TM' Toric, a planned replacement lens designed for two-week or monthly replacement. Frequency 55'TM' Toric will compete directly with the current leading product in the low-priced segment of the disposable-planned replacement toric market.

At CSI, net sales increased by 1% in the three-month period and 17% in the nine-month period. The nine-month increase was principally due to sales of Marlow Surgical Technologies, Inc. ("Marlow") products acquired in April 1997 and Hyskon'r' products, a hysteroscopy fluid used by gynecologists in certain surgical procedures acquired in December 1997.

In May 1998, CSI introduced three new product lines:

    The FemExam'r' pH and Amines TestCard'TM', the first of four novel, patented diagnostic tests comprising the FemExam'r' TestCard'TM' System that CSI recently licensed. These tests, designed for use primarily in the physician's office, rapidly and economically screen and diagnose common vaginal infections such as bacterial vaginosis, yeast and trichomonasis. They are designed to replace current testing practices that are subjective, costly and inconvenient to perform. CSI anticipates that over the next three to five years, these tests could add between $30 million and $50 million in incremental revenue.

    The Cerveillance'TM' Scope, the first in a planned series of products using digital imaging and proprietary software to provide enhanced visualization and documentation in examinations of the cervix. The Cerveillance'TM' Scope is a fully integrated compact colposcope, an optical device used to examine the vagina and the cervix. It improves image capture, enhancement and analysis allowing measurement of lesion size and documentation of cervical changes over time. CSI expects that revenue from this product will approach $10 million in the next three years.

    The CooperSurgical Infrared Coagulator'TM' that offers a non-traumatic, nonsurgical noninvasive procedure to treat genital lesions in the office. This low-cost single use technique coagulates tissue without carbonization, providing the surgeon with a smoke free environment that reduces the possibility of contamination.

These three products were introduced in May 1998 at the meeting of the American College of Obstetricians and Gynecologists. Since then, the Cerveillance'TM' Scope and the CooperSurgical Infrared Coagulator'TM' have, due to manufacturing start-up delays, accumulated a backlog of approximately $500,000. The sales force will have demonstration units for both products in September 1998.

             THE COOPER COMPANIES, INC. AND SUBSIDIARIES
      Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued

NET SERVICE REVENUE: Hospital Group of America's ("HGA") net service revenue of $14.5 million and $42.2 million increased by 3% and 10% for the three- and nine-month periods, primarily as a result of the addition of the Midwest Center for Youth and Families, a residential treatment center, in April 1997, an increase in inpatient days at Hampton Hospital and additional revenue from HGA's Management Services Division.

COST OF PRODUCTS SOLD: Gross profit (net sales of products less cost of products sold) as a percentage of net sales of products ("margin") was:


                                Margin %                    Margin %
                          Three Months Ended            Nine Months Ended
                                July 31,                     July 31,
                          ------------------            ------------------
                             1998      1997               1998     1997
                             ----      ----               ----     ----
      CVI                     64        73                 65       76
      CSI                     55        52                 55       52
      Consolidated            63        67                 63       69


The decrease in CVI's margin for the three and nine months ended July 31, 1998, was due to the acquisition of Aspect, whose products have lower margins, and increased sales of lower margin Natural Touch'r' products acquired in March 1997. Margins on CVI's toric and other specialty lines of contact lenses have maintained their strong levels. Despite the anticipated margin decrease, dramatic sales growth drove CVI's gross profit up by 61% in the third quarter and 65% for the nine-month period.

CSI's margin improved primarily due to reduced manufacturing costs of Unimar'r' and Marlow products. Management anticipates that margins at CSI will continue to improve as recently introduced and future proprietary products will command higher margins.

COST OF SERVICES PROVIDED: Cost of services provided includes all normal operating costs (other than financing costs and amortization of intangibles) incurred by HGA in generating net service revenue. The result of subtracting cost of services provided from net service revenue is $1.9 million, or 13%, and $1.9 million, or 14%, of net service revenue in the three months ended July 31, 1998, and 1997. The comparable nine-month results were $3.8 million, or 9%, and $4.2 million, or 11%. The increase in cost of services provided as a percentage of service revenue resulted primarily from the impact of government mandated Medicare rate reductions under the Tax Equity and Financial Responsibilities Act of 1982 ("TEFRA") and start-up costs associated with the Midwest Center and Management Services Division. Management is responding to TEFRA changes by increasing the efficiency of medical service integration during psychiatric hospitalization.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSE:


                                          (Dollars in 000's)
                         Three Months Ended                  Nine Months Ended
                              July 31,                            July 31,
                   ----------------------------      -------------------------------
                     1998        1997   % Incr.       1998         1997      % Incr.
                   -------     -------  -------      -------      -------    -------

CVI                $ 9,366     $ 6,271     49%       $27,624      $16,586      67%
CSI                  3,020       2,333     29%         7,611        6,303      21%
HQ/Other             1,574       1,569     -%          4,983        4,324      15%
                   -------     -------               -------      -------
                   $13,960     $10,173     37%       $40,218      $27,213      48%
                   =======     =======               =======      =======


SG&A expense for the three- and nine-month periods increased 37% and 48%, largely as a result of: (1) the acquisition of Aspect in December 1997, (2) higher selling, promotion and distribution costs at CVI, which contributed to sales increases of 26% and 36% (excluding Aspect) for the three- and nine-month periods, respectively, and (3) CSI expenses in the three-month period related primarily to the introduction of three new products. The nine-month increase in CSI includes expenses related to the Marlow acquisition, which contributed to CSI's 17% revenue increases for the nine-month period.

INCOME FROM OPERATIONS: Income from operations improved 52% and 51% for the three- and nine-month periods:

                                         (Dollars in 000's)
                        Three Months Ended                 Nine Months Ended
                             July 31,                           July 31,
               -------------------------------     ----------------------------------
                                       Incr.                                 Incr.
                 1998       1997      (Decr.)        1998         1997       (Decr.)
               --------   --------   --------      --------     --------    --------
CVI            $10,739     $6,235     $4,504       $26,204      $16,230     $9,974
CSI                267        890       (623)        1,872        1,792         80
HGA              1,848      1,846          2         3,682        4,083       (401)
HQ/Other        (1,574)    (1,569)        (5)       (4,983)      (4,324)      (659)
               -------     ------     ------       -------      -------     ------
               $11,280     $7,402     $3,878       $26,775      $17,781     $8,994
               =======     ======     ======       =======      =======     ======


Interest Expense: Interest expense increased by $204,000 and $728,000 for the three- and nine-month periods, primarily due to higher debt associated with the acquisition of Aspect, which added $1.0 million and $3.2 million, in the respective periods.

             THE COOPER COMPANIES, INC. AND SUBSIDIARIES
      Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued

To support Aspect and other acquisitions, the Company borrowed funds, which added $404,000 and $930,000 of interest expense for the three- and nine-month periods. These increases were partially offset by lower interest expense associated with the redemption of the Company's 10 5/8% Convertible Subordinated Reset Debentures in April 1997, the redemption of its 10% Senior Subordinated Secured Notes in September 1997 and repayments of other debt in August and September 1997.

OTHER INCOME, NET: Other income, net decreased by $331,000 for the three-month period ended July 31, 1998, over the comparable 1997 period primarily due to foreign exchange losses as a result of the weakening in the Pound Sterling and Canadian dollar vs. the U.S. dollar. The nine-month increases in interest income and foreign exchange were $232,000 and $565,000, respectively. The improvement in foreign exchange for the nine-month period was principally due to the weakened Pound Sterling exchange rate against the U.S. dollar. As a result, the U.S. dollar amount of Pound Sterling denominated liabilities on the Company's books was reduced prior to such liabilities being hedged.

PROVISION FOR INCOME TAXES: The provisions for federal, state and foreign taxes of $913,000 and $445,000 for the first nine months of fiscal 1998 and 1997, were offset by the recognition of tax benefits of $2.7 million and $2.1 million for the first nine months of fiscal 1998 and 1997, respectively, by reducing the valuation allowance against net deferred tax assets, based on Management's belief that the Company's future results will continue to compare favorably with those of the prior year.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                          CAPITAL RESOURCES & LIQUIDITY

In the first nine months of fiscal 1998, the Company grew significantly, primarily through the acquisition of Aspect. The acquisition provides distribution channels for CooperVision products in European markets and an additional range of products for CooperVision to market in North America. The acquisition also enabled the Company to enter the biweekly and monthly lens replacement market, the largest segment of the U.S. contact lens market.

OPERATING CASH FLOWS: The $2.5 million cash provided by operating activities was significantly impacted by the Aspect acquisition. Over $3 million of one-time payments were made by Aspect shortly after the acquisition, and a tax payment of approximately $3 million was made by Aspect in the second quarter for its tax liability on pre-acquisition operations.

The Company historically experiences negative operating cash flow in the first quarter and positive operating cash flow thereafter. Operating cash for the first quarter was negative $7 million. In the second quarter the Company's operations provided cash of $3 million, net of the Aspect tax payment noted above, and in the third quarter it provided cash of $6.3 million.

For the nine-month period, major uses of cash by operations included: (1) $4.5 million of taxes (including Aspect payment), (2) $6.7 million for inventories, including a buildup of approximately $3.4 million required for new product launches, (3) $3.9 million related to settlements of disputes and (4) $2.0 million to fund fiscal 1997 entitlements under the Company's annual bonus plans.

INVESTING CASH FLOWS: Primary uses of cash for investing activities of $48.4 million for the nine months ended July 31, 1998, included the purchase of Aspect for approximately $21.2 million; the purchase of the Hyskon'r' product line for $2.2 million; the purchase, for $10 million, of a 10% equity position in Litmus Concepts Inc. plus an exclusive license to distribute the FemExam'r' TestCard'TM' System of diagnostic tests in the women's healthcare market in the U.S. and Canada and capital expenditures of approximately $12.5 million to increase CVI's manufacturing capacity for disposable-planned replacement lenses. The principal uses of cash in the 1997 period included capital expenditures of $5.8 million and $3 million for the acquisition of the Natural Touch'r' line of opaque contact lenses, $4.1 million for the acquisition of Marlow and an investment of $2.9 million in escrow funds restricted to expansion of CooperVision's Scottsville, New York, facility.

FINANCING CASH FLOWS: In the first nine months of fiscal 1998, the Company obtained cash of $37.9 million from financing activities. The financing activities primarily related to a $17.3 million draw down on the KeyBank line of credit, the Midland Bank loan of $17.4 million, a net increase in capitalized leases of $4.4 million and Aspect obtaining $3.6 million of additional debt.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Proceeds were used to fund investing activities discussed above. In addition, the Company repaid the Unimar Promissory Notes in the amount of $4.2 million and $1 million on the Wesley-Jessen Promissory Note.

Management believes that cash flow from operations will be sufficient to fund ongoing operations except that additional financings may be required to fund further plant expansions in Europe, purchase of the Company's common stock and other acquisitions of businesses, if completed. At July 31, 1998, the Company had $9.6 million available under the Revolver, and Management anticipates that additional financing could be raised when and if required.

Year 2000: The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a specific year. If not corrected, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has assessed in detail the financial and operational systems at each of its businesses and is well along in the implementation of its Year 2000 compliance program, which is on track to be substantially completed by mid-1999, with minimal projects targeted for completion by September 1999. The Company initiated compliance programs over two years ago to address modifications of the proprietary software used in its operations, and many of these modifications will be completed by the end of the current fiscal year. In addition, a significant portion of the software used in the Company's operations was purchased relatively recently and requires only minor modification. The Company is also evaluating system upgrades and replacements as a result of the Company's significant revenue growth and expects any new software that is purchased to be Year 2000 compliant. The Company intends to use both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications.

The Company is in the process of contacting its vendors, service providers and contract manufacturers to obtain assurances that they will be Year 2000 compliant and to assess the extent to which the Company may be vulnerable to third parties' failure to remediate their own Year 2000 problems. The Company is not presently aware of any Year 2000 issues that have been encountered by any such third party that could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operating difficulties as a result of the Year 2000 issues, either arising out of internal operations or caused by third party service providers, which individually or collectively could have an adverse effect on business operations or require the Company to incur unanticipated costs to remedy any problems.

The total costs to date of completing the Year 2000 investigation and any modifications have not been material, and the Company estimates that the total cost to complete the program will not be material.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded

FORWARD-LOOKING STATEMENTS: Statements in this report that are not based on historical fact may be "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. They include words like "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms and reflect the Company's current analysis of existing trends. Actual results could differ materially from those indicated due to: major changes in business conditions and the economy, loss of key senior management, major disruptions in the operations of the Company's manufacturing facilities or hospitals, new competitors or technologies, the Year 2000 issue as discussed above, acquisition integration costs, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from stock issuance or acquisitions, regulatory issues, changes in reimbursement rates and payor mix, significant environmental clean-up costs more than those already accrued, litigation costs, losses and/or costs of business divestitures, and items listed in the Company's SEC reports, including the section entitled "Business" in its Annual Report on Form 10-K for the year ended October 31, 1997.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference to "Pending Litigation" under Note 6 of Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this report.

                     PART II - OTHER INFORMATION, CONCLUDED

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

  Exhibit
   Number       Description
  -------       -----------
     11*        Calculation of Earnings Per Share.
     27         Financial Data Schedule for the nine months ended July 31, 1998.
     27         Restated Financial Data Schedule for the nine months ended July 31, 1997.


* The information called for in this exhibit is provided in Footnote 5 to the Consolidated Condensed Financial Statements in this report.

(b) The Company filed the following reports on Form 8-K during the period from May 1, 1998, to July 31, 1998.

 Date of Report     Item Reported
 --------------     -------------
  May 27, 1998      Item 5.  Other Events.

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


                                               The Cooper  Companies, Inc.
                                         ---------------------------------------
                                                       (Registrant)


Date: September 4, 1998                           /s/ Robert S. Weiss
                                         ---------------------------------------
                                         Executive Vice President, Treasurer
                                         and Chief Financial Officer

                            STATEMENT OF DIFFERENCES


The trademark symbol shall be expressed as ............................'TM'
The registered trademark symbol shall be expressed as..................'r'
The British pound sterling sign shal be expressed as...................'L'

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                Index of Exhibits

Exhibit No.                                                      Page  No.
-----------                                                      ---------

  11*            Calculation of Earnings Per Share.
  27             Financial Data Schedule.
  27             Restated Financial Data Schedule.


* The information called for in this exhibit is provided in Footnote 5 to the Consolidated Condensed Financial Statements in this report.