Form 10-K405
period 1998-10-31
COOPER COMPANIES INC
filed 1999-01-27
CIK 711404

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998 COMMISSION FILE NO. 1-8597

                             -----------------------

                           THE COOPER COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                             -----------------------

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

                                  925-460-3600
              (Registrant's telephone number, including area code)

                             -----------------------

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998: Common Stock, $.10 Par Value -- $297,773,840.


        Number of shares outstanding of the registrant's common stock, as of December 31, 1998: 14,913,957.

                         DOCUMENTS INCORPORATED BY REFERENCE:

                      Document                                 Part of Form 10-K
                      --------                                 -----------------
Portions of the Annual Report to Stockholders for the            Parts I and II
   fiscal year ended October 31, 1998
Portions of the Proxy Statement for the Annual                   Part III
   Meeting of Stockholders to be held March 18, 1999

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

        The Cooper Companies, Inc. ("Cooper" or the "Company"), through its major subsidiaries, develops, manufactures and markets healthcare products, including hard and soft daily, flexible and extended wear contact lenses, and diagnostic products and surgical instruments and related products. In October 1998, the Company's Management and Board of Directors declared its Hospital Group of America, Inc. ("HGA") business a discontinued operation.

FORWARD-LOOKING STATEMENTS

        Statements in this report that are not based on historical fact may be "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. They include words like "may," "will," "expect," "estimate," "anticipate," "continue" or similar terms and reflect Cooper's current analysis of existing trends. Actual results could differ materially from those indicated due to: major changes in business conditions and the economy, loss of key senior management, major disruptions in the operations of Cooper's manufacturing facilities, new competitors or technologies, significant disruptions caused by the failure of third parties to address the Year 2000 issue or by unforeseen delays in completing Cooper's Year 2000 compliance program, acquisition integration costs, foreign currency exchange exposure including the potential impact of the Euro, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, significant environmental clean-up costs above those already accrued, litigation costs, costs of business divestitures, in the Company's SEC reports, including this section entitled "Business" in this Form 10-K and the related portions of the Company's 1998 Annual Report to Stockholders (the "1998 Annual Report") incorporated by reference herein, which 1998 Annual Report is included as Exhibit 13 to this Form 10-K.

GENERAL DESCRIPTION AND DEVELOPMENT OF BUSINESSES

        The information required for this item is contained under the caption "Letter to Shareholders" in the 1998 Annual Report, which information is incorporated herein by reference.

RESEARCH AND DEVELOPMENT

        Company-sponsored research and development expenditures during the fiscal year ended October 31, were $1.9 million in 1998, $1.7 million in 1997 and $1.2 million in 1996. During fiscal 1998, CooperVision spent about 49% and CooperSurgical spent about 51% of the total. Cooper did not conduct any customer-sponsored research and development programs.

        Cooper employs 21 people in its research and development and manufacturing engineering departments. Outside specialists in lens design formulation science, polymer chemistry, microbiology and biochemistry support product development and clinical research for CooperVision products. CooperSurgical conducts research and development in-house and also employs outside surgical specialists, including members of its surgical advisory board.

GOVERNMENT REGULATION

        The U.S. Food and Drug Administration ("FDA"), other federal agencies and foreign ministries of health regulate the development, testing, production and marketing of the Company's products. The Federal Food, Drug and Cosmetic Act and other statutes and regulations govern the testing, manufacturing, labeling, storage, advertising and promotion of such products. If applicable regulations are not followed, companies are subject to fines, product recall or seizure, suspension of production and criminal prosecution.

        Cooper develops and markets medical devices under different levels of FDA regulation depending upon the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval, while Class I and II devices require substantially lower levels of regulation.

        Before a new contact lens can be sold commercially, CooperVision ("CVI") must complete these steps: (1) compile data on its chemistry and toxicology, (2) determine its microbiological profile and (3) define the proposed manufacturing process. This data must be submitted to the FDA to support an application for an Investigational Device Exemption. Once this is granted, clinical trials can begin. These are subject to review and approval by an Institutional Review Board and, where a lens is determined to have a significant risk, the FDA. After the clinical trials are completed, a Premarket Approval Application must be submitted and approved by the FDA.

        In connection with some of its new surgical products, CooperSurgical ("CSI") can submit an expedited procedure known as a 510(k) application for premarket notification to the FDA. Any product that can demonstrate that it is substantially equivalent to another device marketed before May 28, 1976 can use this procedure. If the new product is not substantially equivalent to a preexisting device or if the FDA rejected a claim of substantial equivalence, FDA approval to market would require extensive preclinical and clinical testing. This would increase the cost and would delay product marketing substantially.

        FDA and state regulations also require the Company to adhere to applicable "good manufacturing practices" ("GMP"). They require detailed quality assurance and record keeping and periodic unscheduled regulatory inspections. The Company believes it is in substantial compliance with GMP regulations.

        Health authorities in foreign countries regulate Cooper's human device clinical trials and medical device sales. The regulations vary widely from country to country. Even if the FDA has approved a product, the regulatory agencies in each country must approve new products before they are marketed.

        These regulatory procedures require considerable resources and usually result in a substantial time lag between new product development and marketing. Cooper cannot assure that all necessary approvals will be obtained, or obtained in a timely manner. If the Company does not maintain compliance with regulatory standards or if problems occur after marketing, product approval may be withdrawn.

ISO 9000 CERTIFICATION AND CE MARK APPROVAL

        In addition to the FDA regulatory requirements, the Company also maintains ISO 9000 certification and CE Mark approvals for all lens products. These quality programs and approvals are required by the European Medical Device Directive and must be maintained for all products intended to be sold in the European market. In order to maintain these prestigious quality benchmarks, the Company is subjected to rigorous biannual reassessment audits of their quality systems and procedures by globally recognized notified bodies and agencies.

RAW MATERIALS

        In general, CVI's raw materials consist of various polymers and packaging materials. There are alternative supply sources of all of these materials. Raw materials used by CSI or its suppliers are generally available from more than one source. However, because some products require specialized manufacturing procedures, CSI could experience inventory shortages if it needed an alternative manufacturer on short notice.

MARKETING AND DISTRIBUTION

        In the United States, Canada and certain European countries, CVI markets its products through its field sales representatives, who call on ophthalmologists, optometrists, opticians and optical chains. In the United States, field sales representatives also call on distributors. In certain other European counties, CVI uses distributors and has given them the exclusive right to market our products.

        CSI's products are marketed worldwide by a network of field sales representatives and distributors. In the United States, CSI also uses telemarketing, direct mail, advertising in professional journals and a direct mail catalog.

PATENTS, TRADEMARKS AND LICENSING AGREEMENTS

        Cooper owns or licenses a variety of domestic and foreign patents which, in total, are material to its businesses. The names of certain of Cooper's products are protected by trademark registrations in the United States Patent and Trademark Office and, in some cases, also in foreign trademark offices. Applications are pending for additional trademark registrations. These trademarks are valuable as they contribute to the brand identity of Cooper's products. Cooper aggressively enforces and defends its patents and other proprietary technology.

DEPENDENCE ON CUSTOMERS

        Cooper's business does not materially depend on any one customer or any one affiliated group of customers.

GOVERNMENT CONTRACTS

        Cooper's business is not materially subject to profit renegotiation or termination of contracts or subcontracts at the election of the United States government.

COMPETITION

        Each of Cooper's businesses operates in a highly competitive environment. Competition in the healthcare industry revolves around the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of illness or disease. Cooper competes primarily on the basis of product quality, program differentiation, technological benefit, service and reliability.

        Many companies develop and manufacture contact lenses. CVI competes primarily on its product quality, service and reputation among medical professionals and by participating in specialty niche markets.

It sponsors clinical studies to generate medical information to improve its lenses. Major competitors have greater financial resources and larger research and development and sales forces than CVI. Many of these competitors offer a greater range of contact lenses and a variety of other eyecare products, including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses to high volume contract accounts.

        In the surgical segment, competitive factors include technological and scientific advances, product quality, price and effective communication of product information to physicians and hospitals. CSI believes that it benefits, in part, from the technological advantages of certain of its products and from developing new medical procedures that can create new markets for equipment and instruments. CSI competes by focusing on distinct niche markets and by supplying these with high quality equipment, instruments and disposable products. For certain procedures, medical practitioners can obtain all of the equipment, instruments and disposable products from CSI. As CSI develops products for new medical procedures, it offers to train medical professionals to perform them. CSI competes with a number of manufacturers in each of its niche markets, including larger manufacturers with greater financial and personnel resources who sell a substantially larger number of product lines.

BACKLOG

        Backlog is not a material factor in Cooper's businesses.

SEASONALITY

        CVI's contact lens sales in the first fiscal quarter are generally lower than subsequent quarters as fewer patients visit practitioners during the holiday season.

COMPLIANCE WITH ENVIRONMENTAL LAWS

        Federal, state and local provisions that regulate the discharge of materials into the environment, or relate to the protecting of the environment, do not currently materially effect Cooper's capital expenditures, earnings or competitive position. See "Environmental" in Note 11 of Notes to Consolidated Financial Statements of the Company included in the 1998 Annual Report, regarding certain anticipated remediation costs, which information is incorporated herein by reference.

WORKING CAPITAL

        Cooper's businesses have not required any material working capital arrangements in the past five years.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

        The information required for this item is included in Note 12 "Business Segment Information" of Notes to Consolidated Financial Statements of the Company included in the 1998 Annual Report, which information is incorporated herein by reference.

EMPLOYEES

        On October 31, 1998, Cooper and its continuing operations employed approximately 1,900 persons. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

        The following are the principal facilities of Cooper's continuing operations as of October 31, 1998:

                                                            APPROXIMATE     OWNED
                                                             FLOOR AREA       OR           LEASE
        LOCATION                        OPERATIONS           (SQ. FT.)      LEASED       EXPIRATION
        --------                        ----------           ---------      ------       ----------
United States
        Pleasanton, CA            Executive Offices            13,700       Leased       Sept. 2000
        Irvine, CA                Executive Offices, CVI
                                  Offices, Distribution
                                  and Customer Service         15,400       Leased       Jan. 2000
        Huntington Beach, CA      CVI Manufacturing &
                                  Technical Offices            16,500       Leased       March 2002
        Fairport, NY              CVI Administrative
                                  Offices & Marketing          20,100       Leased       April 2002
        Scottsville, NY           CVI Manufacturing,
                                  Distribution and
                                  Warehouse Facilities         49,500       Owned        N/A
        Shelton, CT               CSI Manufacturing,
                                  Research and
                                  Development, Marketing,
                                  Distribution and
                                  Warehouse Facilities         35,000       Leased        Dec. 2002

Canada
        Markham, Ont.             CVI Offices,
                                  Manufacturing
                                  Distribution and
                                  Warehouse Facilities         21,000       Leased       Feb. 2000

United Kingdom
        Hamble, Hampshire,        Aspect Manufacturing,
        England                   Research and Development,
                                  Marketing and Admin.
                                  Offices                      93,800       Owned         N/A
        Fareham, Hampshire,       Distribution and Customer
        England                   Service                      30,800       Leased        Jan. 2018
        Fareham, Hampshire,       Manufacturing and
        England                   Warehouse                    27,100       Leased        June 2018

        The Company believes its properties are suitable and adequate for its businesses.

ITEM 3.  LEGAL PROCEEDINGS.

        The information required for this item is contained under the caption "Pending Litigation - GT Labs" in Note 11 of Notes to Consolidated Financial Statements of the Company included in the 1998 Annual Report, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the fourth quarter of fiscal 1998, the Company did not submit any matters to a vote of the Company's security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The information required for this item is contained under the caption "Common Stock Price Range" in the 1998 Annual Report, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

        The information required for this item is contained under the caption "Five Year Financial Highlights" in the 1998 Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required for this item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is primarily exposed to market risks that relate to changes in interest rates, foreign currency fluctuations and in the market value of its long-term debt obligations. The Company seeks to minimize its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into interest rate swaps and foreign currency forward exchange contracts. The Company generally does not enter into derivative financial instrument transactions for speculative purposes. Additional information for this item is contained under the caption "Derivatives" in Note 1 "Summary of Significant Accounting Policies" and in Note 7 "Financial Instruments" in the 1998 Annual Report, which information is incorporated herein by reference.

LONG-TERM DEBT

        The following table sets forth as of October 31, 1998, the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value.

                                                         Expected Maturity Date - Fiscal Year
                                 ------------------------------------------------------------------------------------
                                                                                         There-                  Fair
                                 1999       2000       2001       2002        2003       after      Total       Value
                                 ----       ----       ----       ----        ----       -----      -----       -----
($ in Millions)
Long-term Debt
Fixed interest rate($US)        $ 4.0      $ -        $ -        $  -        $ 23.6      $ -        $ 27.6      $ 27.6
  Average interest rate         8.00%      8.00%      8.00%      8.00%       8.00%       -
Variable interest rate ($US)    $ 0.2      $ 0.2      $ 0.3      $ 22.1      $ 17.7      $ 1.6      $ 42.1      $ 42.1
  Average interest rate         6.40%      6.51%      6.64%      6.74%       5.25%       4.99%

INTEREST RATE EXPOSURES

       The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate long-term debt obligations. The Company currently has two interest rate swap agreements on a total of $20.5 million of its outstanding variable rate debt obligations. These instruments have the effect of converting variable rate instruments to fixed rate instruments. The interest rate swap agreements assure that the Company will pay 6.19% and 4.88% on the aforementioned $20.5 million long-term debt obligations for the periods ending November 2002 (principal amount $17.5 million) and January 2012 (principal amount $3 million), respectively. The table below sets forth the notional amount and weighted average interest rates of each of the Company's interest rate swaps by maturity. The receive rate is based on October 31, 1998 rates, and projected based on the consumer price index. Notional amounts are used to calculate the contractual payments to be made under the contracts.

                                                       Notional Amounts Maturing in Fiscal Year
                                 ------------------------------------------------------------------------------------
                                                                                         There-                  Fair
                                 1999       2000       2001       2002        2003       after      Total       Value
                                 ----       ----       ----       ----        ----       -----      -----       -----
($ in Millions)
Interest rate swaps
  Variable to fixed ($US)       $ -        $ -        $ -        $ 17.5      $ -        $ -        $ 17.5      $ 18.2
  Average pay rate              6.19%      6.19%      6.19%      6.19%         -          -        6.19%
  Average receive rate          5.93%      6.03%      6.14%      6.24%         -          -        6.03%
  Variable to fixed ($US)       $ 0.2      $ 0.2      $ 0.3      $ 0.3       $ 0.3      $ 1.7      $ 3.0       $  3.2
  Average pay rate              4.88%      4.88%      4.88%      4.88%       4.88%      4.88%      4.88%
  Average receive rate          4.27%      4.34%      4.42%      4.49%       4.57%      4.99%      4.75%

FOREIGN CURRENCY EXPOSURES

       The Company uses forward exchange contracts to minimize the effect of foreign currency fluctuations on its long-term debt obligations denominated in Great Britain Pounds ("GBP"), which debt was incurred to fund a portion of the Company's acquisition of Aspect Vision Care Ltd. (see caption "Aspect Acquisition" in Note 2 "Acquisitions" in the 1998 Annual Report, which information is incorporated herein by reference). The following table provides information on the Company's foreign currency forward exchange contracts. The information is provided in U.S. Dollar equivalent amounts, as presented in the Company's financial statements. The table presents the notional amounts at the contract exchange rates and the weighted average contractual foreign currency exchange rates by expected maturity dates.

                                                               Notional Amounts Maturing in Fiscal Year
                                         ------------------------------------------------------------------------------------
                                                                                                 There-                  Fair
                                         1999       2000       2001       2002       2003        after      Total       Value
                                         ----       ----       ----       ----       ----        -----      -----       -----
Foreign Contracts to Buy G.B.P.:
  Notional amount (in millions)         $  3.5     $  1.8     $  8.5     $  3.5     $ 27.3      $ -        $ 44.6      $ 43.8
  Average contractual exchange rate     $ 1.62     $ 1.61     $ 1.63     $ 1.62     $ 1.62        -        $ 1.62

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required for this item is included under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Two Year Quarterly Financial Data" in the 1998 Annual Report, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information contained under the heading "Election of Directors" and "Executive Officers of the Company" in the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on March 18, 1999 (the "1999 Proxy Statement") is incorporated herein by reference with respect to each of the Company's directors and the executive officers who are not also directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

        The information contained under the subheadings "Executive Compensation" and "Compensation of Directors" of the "Election of Directors" section of the 1999 Proxy Statement is incorporated herein by reference with respect to the Company's chief executive officer, the four other most highly compensated executive officers of the Company and the Company's directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information contained under the subheadings "Securities Held by Management" and "Principal Security Holders" of the "Election of Directors" section of the 1999 Proxy Statement is incorporated herein by reference with respect to certain beneficial owners, the directors and management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required for this item is contained in the heading "Aspect Acquisition" in Note 2 "Acquisitions" in the 1998 Annual Report, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) Documents filed as part of this report:

           1. Description of the Business.

                 The general description of the business and its general development are contained under the caption "Letter to Shareholders" in the 1998 Annual Report, which information is incorporated herein by reference.

           2. Accountants' Consent and Report on Schedule.

           3. Financial Statement Schedule of the Company.

                 SCHEDULE
                 NUMBER             DESCRIPTION
                 --------           -----------
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

                   ACCOUNTANTS' CONSENT AND REPORT ON SCHEDULE

The Board of Directors
THE COOPER COMPANIES, INC.

       The audits of the consolidated financial statements of The Cooper Companies, Inc. and subsidiaries referred to in our report dated December 10, 1998, which is incorporated herein by reference, included the related financial statement schedule for each of the years in the three-year period ended October 31, 1998 as listed in Item 14 of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We consent to incorporation by reference in the Registration Statement Nos. 33-50016, 33-11298, 333-22417, 333-25051 and 333-27639 on Form S-3 and
Registration Statement Nos. 333-10997, 33-27938, 33-36325, 33-36326 and
333-58839 on Form S-8 of The Cooper Companies, Inc. of our reports dated December 10, 1998, relating to the consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 1998 and 1997 and the related consolidated statements of income and cash flows for each of the years in the three-year period ended October 31, 1998, and related schedule, which reports appear in or are incorporated by reference in the October 31, 1998 Annual Report on Form 10-K of The Cooper Companies, Inc.

                                                          KPMG LLP

San Francisco, California
January 25, 1999

                                                                     SCHEDULE II

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31, 1998

                                                            ADDITIONS
                                             BALANCE AT     CHARGED TO     DEDUCTIONS/     BALANCE
                                             BEGINNING      COSTS AND      RECOVERIES/      AT END
                                              OF YEAR        EXPENSES       OTHER(1)       OF YEAR
                                              -------        --------       --------       -------
                                                                 (IN THOUSANDS)
Allowance for doubtful accounts:
        Year ended October 31, 1998...........$    721       $    283       $     83       $  1,087
                                              ========       ========       ========       ========
        Year ended October 31, 1997...........$    716       $    155       $   (150)      $    721
                                              ========       ========       ========       ========
        Year ended October 31, 1996...........$    548       $     11       $    157       $    716
                                              ========       ========       ========       ========

---------
All prior periods have been restated to exclude Hospital Group of America as it was declared a discontinued operation.

(1) Principally uncollectible accounts written off, net of accounts recovered that were previously written off.

3. EXHIBITS.

EXHIBIT
NUMBER                                                                                       PAGE
-------                                                                                      ----
3.1  -  Restated Certificate of Incorporation, as partially amended, incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3
        (No. 33-17330) and Exhibits 19(a) and 19(c) to the Company's Quarterly Report on
        Form 10-Q for the Fiscal Quarter ended April 30, 1988............................
3.2  -  Certificate of Amendment of Restated  Certificate of Incorporation dated
        September 21, 1995 incorporated by reference to Exhibit 3.2 to the Company's
        Annual Report on Form 10-K for the fiscal year ended October 31, 1995............
3.3  -  Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to the
        Company's Report on Form 8-A dated January 18, 1994..............................
4.1  -  Certificate of Elimination of Series A Junior  Participating Preferred Stock of
        The Cooper Companies, Inc. filed with the Delaware Secretary of State on October
        30, 1997, incorporated by reference to Exhibit 4.1 on Form 10-K for fiscal year ended October 31, 1997...........................................................
4.2  -  Rights Agreement, dated as of October 29, 1997, between the Company and American
        Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.0 to the
        Company's Current Report on Form 8-K dated October 29, 1997......................
4.3  -  Amendment No. 1 to Rights  Agreement dated September 25, 1998, incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated
        September 25, 1998...............................................................
4.4  -  Certificate of Designations of Series A Junior Participating Preferred Stock of
        The Cooper Companies, Inc., incorporated by reference to Exhibit 4.0 of the
        Company's Current Report on Form 8-K dated October 29, 1997......................
10.1 -  1998 Long-Term Incentive Plan, incorporated by reference to Exhibit A of the
        Company's Proxy Statement for its 1998 Annual Meeting of Shareholders held on
        April 2, 1998....................................................................
10.2 -  Amendment No. 1 to 1998 Long-Term Incentive Plan of The Cooper Companies, Inc.
        dated April 2, 1998, incorporated by reference to Exhibit 4.7 to the Company's post-effective Amendment No. 1 to Form S-8 Registration Statement filed on
        January 20, 1999.................................................................
10.3 -  Severance Agreement entered into as of June 10, 1991, by and between
        CooperVision, Inc. and A. Thomas Bender, incorporated by reference to Exhibit
        10.26 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the
        fiscal year ended October 31, 1992...............................................
10.4 -  Letter dated March 25, 1994, to A. Thomas Bender from the Chairman of the
        Compensation Committee of the Company's Board of Directors, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the
        fiscal year ended October 31, 1994...............................................
10.5 -  Severance Agreement entered into as of April 26, 1990, by and between Nicholas
        J. Pichotta and the Company incorporated by reference to Exhibit 10.8 to the
        Company's Annual Report on Form 10-K for fiscal year ended October 31, 1995......
10.6 -  Letter Agreement dated November 1, 1992, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.9 to the Company's Annual
        Report on Form 10-K for the fiscal year ended October 31, 1995...................
10.7 -  Severance Agreement entered into as of August 21, 1989, by and between Robert S.
        Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment
        No. 1 to the  Company's Annual Report on Form 10-K for the fiscal year ended
        October 31, 1992.................................................................
10.8 -  1996 Long-Term Incentive Plan for Non-Employee Directors of The Cooper
        Companies, Inc., incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders..........................................
10.9 -  Amendment No. 1 to 1996 Long-Term  Incentive Plan for Non-Employee Directors of
        The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to
        Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996...........................................................

EXHIBIT
NUMBER                                                                                       PAGE
-------                                                                                      ----
10.10 - Amendment No. 2 to 1996 Long-Term Incentive Plan for Non-Employee Directors of
        The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to Exhibit 10.15 to the  Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.......................................................
10.11 - Agreement dated as of September 28, 1993, among Medical Engineering Corporation,
        Bristol-Myers Squibb  Company and the Company, incorporated by reference to
        Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 1, 1993....
11*  -  Calculation of Earnings per share................................................
13   -  1998 Annual Report to  Stockholders. The following portions of such report are incorporated  by reference in this document and are deemed "filed." Letter to
        Shareholders  and Financial  Section which includes:  Five Year Financial
        Highlights,  Two Year Quarterly Information, Quarterly Common Stock Price Range,
        Management's  Discussion and Analysis of Financial Condition and Results of
        Operations,  the Consolidated Financial Statements and the Notes thereto, and the
        Independent Auditors' Report.....................................................
21   -  Subsidiaries.....................................................................
27   -  Financial Data Schedule, incorporated by reference to Exhibit 27 on the
        Company's Current Report on Form 8-K dated December 14, 1998.....................

* The information called for in this exhibit is contained in Note 4, "Earnings Per Share," in the 1998 Annual Report, which information is incorporated herein by reference.

(b) REPORTS ON FORM 8-K.

    August 26, 1998 -- Item 5.  Other Events.
    September 03, 1998 -- Item 5.  Other Events.
    September 25, 1998 -- Item 5.  Other Events.
    October 02, 1998 -- Item 5.  Other Events.
    October 21, 1998 -  Item 5.  Other Events.
    October 26, 1998 --  Item 5.  Other Events.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 1999.

                                                THE COOPER COMPANIES, INC.

                                                By:  /s/ A. THOMAS BENDER
                                                --------------------------------
                                                        A. THOMAS BENDER
                                                   PRESIDENT, CHIEF EXECUTIVE
                                                      OFFICER AND DIRECTOR

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

           SIGNATURE                                  CAPACITY                            DATE
           ---------                                  --------                            ----
    /s/ ALLAN E. RUBENSTEIN            Chairman of the Board of Directors           January 27, 1999
---------------------------------
       (ALLAN E. RUBENSTEIN)

    /s/ A. THOMAS BENDER               President, Chief Executive Officer           January 27, 1999
---------------------------------          and Director
       (A. THOMAS BENDER)

    /s/ ROBERT S. WEISS                Executive Vice President, Treasurer,         January 27, 1999
---------------------------------         Chief Financial Officer and Director
       (ROBERT S. WEISS)

    /s/ STEPHEN C. WHITEFORD           Vice President and Corporate                 January 27, 1999
---------------------------------         Controller
       (STEPHEN C. WHITEFORD)

    /s/ MICHAEL H. KALKSTEIN           Director                                     January 27, 1999
---------------------------------
       (MICHAEL H. KALKSTEIN)

    /s/ MOSES MARX                     Director                                     January 27, 1999
---------------------------------
       (MOSES MARX)

    /s/ DONALD PRESS                   Director                                     January 27, 1999
---------------------------------
       (DONALD PRESS)

    /s/ STEVEN ROSENBERG               Director                                     January 27, 1999
---------------------------------
       (STEVEN ROSENBERG)

    /s/ STANLEY ZINBERG                Director                                     January 27, 1999
---------------------------------
       (STANLEY ZINBERG)

                                  EXHIBIT INDEX

                                                                                               LOCATION OF
                                                                                                EXHIBIT IN
EXHIBIT                                                                                         SEQUENTIAL
NUMBER   DESCRIPTION OF DOCUMENT                                                             NUMBER SYSTEM
-------  -----------------------                                                             -------------
3.1   -  Restated Certificate of Incorporation,  as partially amended, incorporated by reference to Exhibit 4(a) to the  Company's Registration Statement on Form S-3
         (No. 33-17330) and Exhibits 19(a) and 19(c) to the Company's Quarterly Report
         on Form 10-Q for the Fiscal Quarter ended April 30, 1988........................
3.2   -  Certificate of Amendment of Restated  Certificate of Incorporation dated
         September 21, 1995 incorporated by reference to Exhibit 3.2 to the Company's
         Annual Report on Form 10-K for the fiscal year ended October 31, 1995...........
3.3   -  Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to the
         Company's Report on Form 8-A dated January 18, 1994.............................
4.1   -  Certificate of Elimination of Series A Junior Participating Preferred Stock of
         The Cooper Companies, Inc. filed with the Delaware Secretary of State on
         October 30, 1997, incorporated by reference to Exhibit 4.1 on Form 10-K for fiscal year ended October 31, 1997..............................................
4.2   -  Rights  Agreement, dated as of October 29, 1997, between the Company and
         American Stock Transfer & Trust  Company, incorporated by reference to Exhibit
         4.0 to the Company's Current Report on Form 8-K dated October 29, 1997..........
4.3      Amendment No. 1 to Rights  Agreement dated September 26, 1998, incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated
         September 25, 1998..............................................................
4.4   -  Certificate of Designations of Series A Junior Participating Preferred Stock
         of The Cooper Companies,  Inc., incorporated by reference to Exhibit 4.0 of the
         Company's Current Report on Form 8-K dated October 29, 1997.....................
10.1  -  1998 Long-Term Incentive Plan, incorporated by reference to Exhibit A of the
         Company's Proxy Statement for its 1998 Annual Meeting of Shareholders held on
         April 2, 1998...................................................................
10.2  -  Amendment No. 1 to 1998 Long-Term Incentive Plan of The Cooper Companies, Inc.
         dated April 2, 1998,  incorporated by reference to Exhibit 4.7 to the Company's post-effective  Amendment No. 1 to Form S-8 Registration Statement filed on
         January 20, 1999................................................................
10.3  -  Severance  Agreement entered into as of June 10, 1991, by and between
         CooperVision,  Inc. and A. Thomas Bender,  incorporated by reference to Exhibit
         10.26 to Amendment  No. 1 to the Company's Annual Report on Form 10-K for the
         fiscal year ended October 31, 1992..............................................
10.4  -  Letter dated March 25, 1994, to A. Thomas Bender from the Chairman of the
         Compensation Committee of the Company's Board of Directors, incorporated by reference to Exhibit 10.4 to the  Company's Annual Report on Form 10-K for the
         fiscal year ended October 31, 1994..............................................
10.5  -  Severance Agreement entered into as of April 26, 1990, by and between Nicholas
         J.  Pichotta and the Company incorporated by reference to Exhibit 10.8 to the
         Company's Annual Report on Form 10-K for fiscal year ended October 31, 1995.....
10.6  -  Letter Agreement dated November 1, 1992, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.9 to the Company's
         Annual Report on Form 10-K for the fiscal year ended October 31, 1995...........
10.7  -  Severance Agreement entered into as of August 21, 1989, by and between Robert
         S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to
         Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.....................................................

                                                                                               LOCATION OF
                                                                                                EXHIBIT IN
EXHIBIT                                                                                         SEQUENTIAL
NUMBER   DESCRIPTION OF DOCUMENT                                                             NUMBER SYSTEM
-------  -----------------------                                                             -------------
10.8  -  1996 Long-Term Incentive Plan for Non-Employee  Directors of The Cooper
         Companies, Inc., incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.....................................
10.9  -  Amendment No. 1 to 1996 Long-Term Incentive Plan for Non-Employee Directors of
         The Cooper  Companies, Inc., dated October 10, 1996, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.....................................................
10.10 -  Amendment No. 2 to 1996 Long-Term  Incentive Plan for Non-Employee Directors of
         The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.....................................................
10.11 -  Agreement  dated as of September 28, 1993,  among  Medical  Engineering
         Corporation, Bristol-Myers Squibb Company and the Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated
         October 1, 1993.................................................................
11*   -  Calculation of Earnings per share...............................................
13   -   1998 Annual Report to Stockholders. The following portions of such report are incorporated by reference in this document and are deemed "filed." Letter to
         Shareholders and Financial  Section which includes:  Five Year Financial
         Highlights, Two Year Quarterly Information, Quarterly Common Stock Price
         Range, Management's Discussion and Analysis of Financial Condition and Results
         of Operations, the Consolidated Financial Statements and the Notes thereto, and the Independent Auditors' Report............................................

21    -  Subsidiaries....................................................................
27    -  Financial Data Schedule, incorporated by reference to Exhibit 27 on the
         Company's Current Report on Form 8-K dated December 14, 1998....................

* The information called for in this exhibit is contained in Note 4, "Earnings Per Share," in the 1998 Annual Report, which information is incorporated herein by reference.

(b) REPORTS ON FORM 8-K.

    August 26, 1998 -- Item 5.  Other Events.
    September 03, 1998 -- Item 5.  Other Events.
    September 25, 1998 -- Item 5.  Other Events.
    October 02, 1998 -- Item 5.  Other Events.
    October 21, 1998 -- Item 5.  Other Events.
    October 26, 1998 -- Item 5.  Other Events.

                           STATEMENTS OF DIFFERENCES

The trademark symbol shall be expressed as..................... 'TM'
The registered symbol shall be expressed as.................... 'r'
The British pound sterling sign shall be expressed as.......... 'L'