Form 10-Q
period 1999-01-31
COOPER COMPANIES INC
filed 1999-03-11
CIK 711404

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarterly Period Ended      JANUARY 31, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to __________________

Commission File Number  1-8597
                       --------

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

           6140 Stoneridge Mall Road, Suite 590, Pleasanton, CA 94588
--------------------------------------------------------------------------------
          (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (925) 460-3600
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No
                                   ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value                            13,942,300 Shares
----------------------------                    --------------------------------
           Class                                Outstanding at February 28, 1999

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

         Consolidated Condensed Statements of Income - Three Months
            Ended January 31, 1999 and 1998                                 3

         Consolidated Condensed Balance Sheets - January 31, 1999
            and October 31, 1998                                            4

         Consolidated Condensed Statements of Cash Flows -Three
            Months Ended January 31, 1999 and 1998                          5

         Consolidated Condensed Statements of Comprehensive Income -
            Three Months Ended January 31, 1999 and 1998                    6

         Notes to Consolidated Condensed Financial Statements               7

  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           12

PART II.OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                                  20

Signature                                                                  21

Index of Exhibits                                                          22

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                  (In thousands, except for earnings per share)
                                   (Unaudited)

                                                           Three Months Ended
                                                               January 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------     ---------
Net sales                                                $ 34,959     $ 29,384
Cost of sales                                              13,416       11,277
                                                         --------     --------
Gross profit                                               21,543       18,107
Selling, general and administrative expense                14,222       11,714
Research and development expense                              461          456
Amortization of intangibles                                   957          718
                                                         --------     --------
Operating income from continuing operations                 5,903        5,219
                                                         --------     --------
Interest expense                                            1,849        1,109
Other income, net                                              34          784
                                                         --------     --------
Income from continuing operations before income taxes       4,088        4,894
Provision for (benefit of) income taxes                     1,447         (449)
                                                         --------     --------
Income from continuing operations                           2,641        5,343
Discontinued operations:
   Net income (loss)                                          (21)         650
   Gain on disposal                                         1,279         --
                                                         --------     --------
                                                            1,258          650
                                                         --------     --------
Net income                                               $  3,899     $  5,993
                                                         ========     ========

Earnings per share:
Basic:
   Continuing operations                                 $   0.18     $   0.36
   Discontinued operations                                   0.09         0.04
                                                         --------     --------
   Earnings per share                                    $   0.27     $   0.40
                                                         ========     ========

Diluted:
   Continuing operations                                 $   0.18     $   0.35
   Discontinued operations                                   0.09         0.04
                                                         --------     --------
   Earnings per share                                    $   0.27     $   0.39
                                                         ========     ========

Number of shares used to compute earnings per share:
   Basic                                                   14,427       14,808
                                                         ========     ========
   Diluted                                                 14,668       15,354
                                                         ========     ========


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                        January 31,   October 31,
                                                           1999          1998
                                                         --------     ---------
                                                              (In thousands)
                                    ASSETS
Current assets:
   Cash and cash equivalents                             $  5,774     $  7,333
   Trade receivables, net                                  23,707       24,426
   Inventories                                             34,557       30,349
   Deferred tax asset                                      15,082       15,057
   Net assets of discontinued operations                   26,524       29,206
   Other current assets                                     4,678        9,706
                                                         --------     --------
      Total current assets                                110,322      116,077
                                                         --------     --------
Property, plant and equipment, net                         35,438       34,234
Goodwill and other intangibles, net                        83,419       84,308
Deferred tax asset                                         52,292       52,754
Other assets                                                8,157        8,668
                                                         --------     --------
                                                         $289,628     $296,041
                                                         ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts and notes payable                            $ 14,452     $ 13,005
   Current portion of long-term debt                        3,271        6,958
   Accrued income taxes                                     8,805        8,987
   Other current liabilities                               15,620       17,751
                                                         --------     --------
      Total current liabilities                            42,148       46,701
Long-term debt                                             77,659       78,677
Other noncurrent liabilities                               22,511       25,410
                                                         --------     --------
      Total liabilities                                   142,318      150,788
                                                         --------     --------
Contingencies (see Note 7)
Stockholders' equity:
   Common stock, $.10 par value                             1,492        1,491
   Additional paid-in capital                             251,230      251,167
   Accumulated other comprehensive loss                      (899)        (829)
   Accumulated deficit                                    (94,684)     (98,583)
   Less, treasury stock at cost                            (9,829)      (7,993)
                                                         --------     --------
         Total stockholders' equity                       147,310      145,253
                                                         --------     --------
                                                         $289,628     $296,041
                                                         ========     ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 January 31,
                                                                        ---------------------------
                                                                           1999              1998
                                                                        ----------        ---------
Net cash used by operating activities                                    $ (3,430)        $ (7,035)
                                                                         --------         --------
Cash flows from investing activities:
   Sale of securities                                                       5,419             --
   Disposition of discontinued operation, net                               1,705             --
   Purchases of property, plant and equipment                              (2,186)          (2,362)
   Acquisitions of assets and businesses                                      (71)         (23,476)
                                                                         --------         --------
Net cash provided (used) by investing activities                            4,867          (25,838)
                                                                         --------         --------
Cash flows from financing activities:
   Repayments of long-term debt                                            (6,659)            --
   Proceeds from long-term debt                                             2,218           28,729
   Payment of Unimar Notes                                                   --             (4,155)
   Other                                                                    1,493           (1,055)
                                                                         --------         --------
Net cash (used) provided by financing activities                           (2,948)          23,519
                                                                         --------         --------
Effect of exchange rate changes on cash and cash equivalents                  (48)            (138)
                                                                         --------         --------
Net decrease in cash and cash equivalents                                  (1,559)          (9,492)
Cash and cash equivalents - beginning of period                             7,333           18,249
                                                                         --------         --------
Cash and cash equivalents - end of period                                $  5,774         $  8,757
                                                                         ========         ========

Supplemental disclosure of noncash investing and financing activities:

   Acquisitions:
      Fair value of assets acquired                                                       $ 81,613
      Less, liabilities assumed and acquisition costs                                      (28,636)
                                                                                          --------
                                                                                          $ 52,977
                                                                                          ========
   Funded by:
      Cash payments                                                                         23,476
      Issuance of stock and debt                                                            29,501
                                                                                          --------
                                                                                          $ 52,977
                                                                                          ========


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                               January 31,
                                                        -----------------------
                                                           1999          1998
                                                        ----------    ---------
Net income                                                $3,899        $5,993

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment                   (79)         (387)
   Stock awards, net                                           9             7
                                                          ------        ------
                                                             (70)         (380)
                                                          ------        ------
Comprehensive income                                      $3,829        $5,613
                                                          ======        ======


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 1. General

The Cooper Companies, Inc. (the "Company" or "Cooper"), through its principal subsidiaries, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a range of contact lenses to correct visual defects, specializing in lenses that correct astigmatism ("torics"). Its leading products are disposable-planned replacement toric and spherical lenses. CVI also markets conventional toric and spherical lenses and lenses for patients with more complex vision disorders. CooperSurgical ("CSI") markets diagnostic products, surgical instruments and accessories to the women's healthcare market.

During interim periods, the Company follows the accounting policies described in its most recently filed Form 10-K. Readers should refer to this and to the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1998, when reviewing this 10-Q. The results in this report do not necessarily indicate those expected in subsequent quarters.

The accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of January 31, 1999 and October 31, 1998 and the consolidated results of its operations and its consolidated cash flows for the three months ended January 31, 1999 and 1998. Adjustments consist only of normal recurring items except for an $800,000 reduction to the deferred tax asset valuation allowance recorded in the first quarter of 1998, based on Management's belief at that time that the Company's future results would continue to improve. Certain reclassifications have been applied to prior years' financial statements to conform such statements to current year's presentation. None of these reclassifications had any impact on net income.

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" in the first quarter of 1999. Prior period amounts have been restated to reflect adoption of FAS 130.

The Company adopted FAS No. 131 "Reporting for Segments of a Business Enterprise" in fiscal 1999. The Company will provide comparative information for interim periods in the second year of application, as required.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 2. Inventories, at the Lower of Average Cost or Market

                                            January 31,      October 31,
                                               1999             1998
                                            -----------      -----------
                                                   (In thousands)
Raw materials                                 $ 8,449          $ 7,038
Work-in-process                                 3,769            2,964
Finished goods                                 22,339           20,347
                                              -------          -------
                                              $34,557          $30,349
                                              =======          =======


Note 3.  Long-Term Debt

                                             January 31,      October 31,
                                                1999             1998
                                             -----------      -----------
                                                    (In thousands)
Promissory notes - Aspect                     $23,438          $27,563
Midland Bank                                   17,445           17,444
KeyBank line of credit                         19,800           21,800
Aspect Vision bank loans                        6,593            6,754
Promissory note - Wesley-Jessen
   Corporation ("W-J")                            585              574
County of Monroe Industrial
   Development Agency ("COMIDA")
   Bond                                         2,840            2,880
Capitalized leases                             10,229            8,620
                                              -------          -------
                                               80,930           85,635
Less current installments                       3,271            6,958
                                              -------          -------
                                              $77,659          $78,677
                                              =======          =======


The Company paid off approximately $4 million of Aspect promissory notes in the first quarter of fiscal 1999 as well as $2 million of the KeyBank line of credit.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 4. Earnings Per Share ("EPS")

                                                          Three Months Ended
                                                              January 31,
                                                      -------------------------
                                                       1999               1998
                                                      -------            -------
                                                      (In thousands, except for
                                                          earnings per share)
Income from continuing operations                     $ 2,641            $ 5,343
Discontinued operations                                 1,258                650
                                                      -------            -------
Net income                                            $ 3,899            $ 5,993
                                                      =======            =======

Basic:
Weighted average common shares                         14,427             14,808
                                                      =======            =======

Basic earnings per share:
   Continuing operations                              $  0.18            $  0.36
   Discontinued operations                               0.09               0.04
                                                      -------            -------
Basic earnings per share                              $  0.27            $  0.40
                                                      =======            =======

Diluted:
Weighted average common shares                         14,427             14,808

Add dilutive securities:
Warrants                                                   38                 60
Options                                                   203                486
                                                      -------            -------
Subtotal                                                  241                546
                                                      -------            -------
Denominator for diluted earnings per share             14,668             15,354
                                                      =======            =======

Diluted earnings per share:
   Continuing operations                              $  0.18            $  0.35
   Discontinued operations                               0.09               0.04
                                                      -------            -------
Diluted earnings per share                            $  0.27            $  0.39
                                                      =======            =======


There were no antidilutive securities in the 1998 period. In the 1999 period, 1,177,500 options to purchase shares were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price.

Note 5. Income Taxes

Substantially all of the Company's remaining valuation allowance against its net deferred tax assets was reversed in fiscal 1998 based on Management's belief that the Company's future results will enable it to utilize the deferred tax assets recorded on its balance sheet.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


As a result, the effective tax rate used to record the provision for income taxes of $1.4 million for the three months ended January 31, 1999 was approximately 35%. The net tax benefit in the 1998 period of $449,000 included a benefit of $800,000 from reducing the valuation allowance against net deferred tax assets.

Note 6. Discontinued Operations

In the fourth quarter of 1998, Cooper declared Hospital Group of America ("HGA"), its psychiatric services business, a discontinued operation and recorded a charge of $22.3 million reflecting Management's initial estimate of the ultimate loss to be incurred upon disposition. Prior period financial statements have been restated.

In January 1999, Cooper completed the sale of a portion of HGA, for $5 million in cash and trade receivables. First quarter 1999 results include a credit of $1.3 million, reflecting an adjustment to the estimated loss on the sale of the HGA facility sold in January. The Company is currently negotiating a definitive agreement to sell the remainder of HGA to Universal Health Services, Inc. ("Universal") for $27 million at closing plus up to an additional $3 million if certain contingent events occur. Cooper expects to close this transaction by the end of its fiscal second quarter, although certain regulatory and other approvals are pending. In late February, the Illinois Health Services Planning Board approved the transfer of HGA's Hartgrove Hospital to Universal.

HGA's patient revenue was $12 million and $13.5 million for the three months ended January 31, 1999 and 1998, respectively. Net assets of discontinued operations at January 31, 1999 consisted primarily of patient receivables and property, plant and equipment, net of accounts payable and accrued liabilities, including a $15.8 million reserve for estimated future losses on the disposition.

Note 7. Contingencies -- Environmental

In 1997, environmental consultants engaged by the Company identified a contained area of groundwater contamination consisting of industrial solvents including trichloroethane (also known as TCA) at one of CVI's sites. In the opinion of counsel, the solvents were released into the ground before the Company acquired the business at that site, and the area containing these chemicals is limited. The New York Department of Environmental Conservation ("DEC") informed the Company on July 21, 1998 that the site was eligible for the New York Voluntary Cleanup Program. Recently, the Company and DEC agreed on a required order and scope of work that involves additional investigation and which will ultimately result in a state-approved remediation. The Company has accrued approximately $500,000 for that purpose. In the opinion of Management, the cost of remediation will not be material when considering amounts previously accrued.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)


Note 8. Share Repurchase Program

In September 1998, Cooper's Board of Directors authorized the purchase of up to one million shares of its common stock, all of which have been purchased to date:

                                                                        Purchase
                                                            Shares        Price
                                                           -------      --------
                                                                 (In thousands)
Purchased and paid for in fiscal 1998                          486       $ 7,993
Purchased in the first quarter of 1999, paid for in
   the second quarter of 1999                                  125         1,836
Purchased and paid for in the second quarter of 1999           389         5,509
                                                           -------       -------
                                                             1,000       $15,338
                                                           =======       =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Note numbers refer to "Notes to Consolidated Condensed Financial Statements" beginning on page 7 of this report. The Company and its Management are sometimes referred to in this discussion as "Cooper" and by use of personal pronouns such as "we" or "our." We also refer to the reader of this report as "you."

FORWARD-LOOKING STATEMENTS: Statements in this report that are not based on historical fact may be "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. They include words like "may," "will," "expect," "estimate," "anticipate," "continue" or similar terms and reflect Cooper's current analysis of existing trends. Actual results could differ materially from those indicated due to: major changes in business conditions and the economy, loss of key senior Management, major disruptions in the operations of Cooper's manufacturing facilities, new competitors or technologies, significant disruptions caused by the failure of third parties to address the Year 2000 issue or by unforeseen delays in completing Cooper's Year 2000 compliance program, acquisition integration costs, foreign currency exchange exposure including the potential impact of the Euro, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, significant environmental clean-up costs above those already accrued, litigation costs, costs of business divestitures, significant delay or failure to complete the sale of Hospital Group of America ("HGA"), and items listed in the Company's SEC reports, including the section entitled "Business " in its Annual Report on Form 10-K for the year ended October 31, 1998.


                              RESULTS OF OPERATIONS

This section focuses on our income statement and compares our operating results for the first fiscal quarter of 1999 with those for the same quarter of 1998. You will find a discussion of our cash flows for the same periods, as well as a discussion of our current financial condition beginning on page 16 in the section headed "Capital Resources and Liquidity."

REVENUE: All of our revenue is generated by our two business units, CooperVision ("CVI") and CooperSurgical ("CSI"):

     CVI markets a broad range of contact lenses primarily in North America and Europe.

     CSI markets diagnostic products, surgical instruments and accessories to the women's healthcare market primarily in the United States.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Cooper's consolidated revenue grew 19% to $35 million:

                       Three Months Ended
                           January 31,
                    -----------------------            %
                     1999             1998         Increase
                    ------           ------        --------
                                (In millions)
CVI                  $27.8           $22.9           21%
CSI                    7.2             6.5           10%
                     -----           -----
                     $35.0           $29.4           19%
                     =====           =====


CVI revenue growth was driven principally by Cooper's December 1997 acquisition of Aspect Vision Care, Ltd. ("Aspect"), a British contact lens manufacturer, and continued growth of CVI's toric lenses, used to correct astigmatism. Sales of Aspect products accounted for $8.9 million or 32% of CVI's total revenue in the 1999 quarter and $6.1 million or 27% in the two months of 1998's first quarter for which we consolidated its results. Revenue generated by CVI domestic grew 13% and accounted for 60% of CVI's overall revenue in the first quarter of 1999 and 64% in 1998. Softness in sales of planned replacement spherical lenses in the United States slowed growth, partially due to capacity constraints experienced early in the quarter which have now been overcome. Sales of CVI's disposable-planned replacement toric lenses in the United States grew 46%, and its overall toric sales grew 27%, in both cases well ahead of market growth reported for the fourth quarter of calendar 1998. The toric segment is the largest of our U.S. business, accounting for 63% of its revenue in the first quarter of 1999. The increases cited above were partially offset by anticipated declines in sales levels generated by CVI's more mature product lines.

The 10% revenue increase at CSI primarily reflects sales of three new products introduced in the second half of 1998, the continued growth in sales of Hyskon, a fluid used by gynecologists in certain minimally invasive surgical procedures, and sales of products acquired in April 1997 for in vitro fertilization and certain other gynecological procedures. During the quarter, CSI focused on extending the initial marketing efforts of its major new products, the Cerveillance digital colposcope, the first colposcope with a built-in digital camera and proprietary image software, and the CooperSurgical InfraRed Coagulator, a new in-office surgical device that offers a safe, cost-effective method of performing surgery. Demonstration units of both products were delivered to CSI's sales force during the first quarter. We expect that these new sales tools, coupled with improved product availability, will help stimulate demand and accelerate growth during 1999.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


CSI also established numerous clinical studies for the FemExam Test Card System to further establish the benefits of a rapid, objective diagnostic and screening test for bacterial vaginosis, one of the most common reasons women visit their doctor. In addition, CSI continues its work to create and maximize third party reimbursement levels for FemExam, and formally demonstrate its cost effectiveness.

COST OF SALES/GROSS PROFIT: Gross profit as a percentage of sales ("margin") was as follows:

                                 First Quarter Margin
                               -----------------------
                               1999               1998
                               ----               ----
CVI                             63%                64%
CSI                             55%                53%
Consolidated                    62%                62%


CVI's margin improved from the atypically low 60% it reported in the fourth quarter of 1998, when it incurred about $1.7 million in costs to improve efficiency, rationalize manufacturing, expand capacity constraints and fill back orders. The 63% margin reported in the first quarter of 1999 was within one percentage point of 1998's first quarter margin, which included only two months of lower-margin sales of Aspect products. Gross profit of $17.6 million was 20% above 1998's first quarter. Gross profit improvement in the quarter reflects the cost reduction projects begun last year at Aspect. In addition, CVI eliminated capacity constraints, improved customer service and began to normalize staffing levels, all of which were critical to the successful integration of Aspect. We think, given that the Aspect integration is now virtually complete and that further cost reductions will be implemented over the course of 1999, that CVI's margins can continue to improve.

CSI's margins continue to improve, primarily reflecting continued manufacturing efficiencies associated with Marlow and Unimar products. Unless we make a large acquisition of lower-margin products, we anticipate that recently launched and future proprietary products will, after an initial start-up period, drive continued margin improvement at CSI.

SELLING, GENERAL AND ADMINISTRATIVE ("SGA") EXPENSE:

                                Three Months Ended
                                    January 31,
                     ------------------------------------------
                           1999                    1998
                     -----------------     --------------------
                                 ($ in millions)                 % Increase
                               % Rev.                % Rev.      (Decrease)
                               ------                ------      ----------
CVI                   $10.6      38%        $ 8.0      35%           32%
CSI                     2.4      34%          2.2      33%           13%
Headquarters            1.2      N/A          1.5      N/A          (24%)
                      -----                 -----
                      $14.2      41%        $11.7      40%           21%
                      =====                 =====

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


At 17% of sales, consolidated SGA was essentially flat vs. 1998's first quarter. The majority of the $2.5 million increase occurred at CVI, as reduced legal expenses at headquarters offset a more moderate increase in sales and marketing expenses at CSI. CVI's SGA increase reflects aggressive spending to launch new products and three months of expenses at Aspect vs. two months in 1998's first quarter.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSE: We expect that the current level of R&D spending will remain at a low percentage of sales because we are focusing on acquiring products that will not require a large expenditure of time or money prior to their launch.

OPERATING INCOME FROM CONTINUING OPERATIONS: The SGA expenditures at CVI largely offset the $3.4 million increase in gross profit, resulting in a 13% increase in operating income from continuing operations:

                              Three Months Ended
                                   January 31,
                     ---------------------------------------
                           1999                  1998
                     ----------------      -----------------
                                 ($ in millions)                      %
                               % Rev.                 % Rev.       Increase
CVI                   $ 6.2      22%        $ 6.0      26%            4%
CSI                     0.9      12%          0.8      12%            9%
Headquarters           (1.2)     N/A         (1.6)     N/A           24%
                      -----                 -----
                      $ 5.9      17%        $ 5.2      18%           13%
                      =====                 =====


INTEREST EXPENSE: Interest expense increased 67%, primarily reflecting debt used to fund the acquisition of Aspect, the acquisition of licenses from and an investment in Litmus Concepts, Inc. and our recently completed stock repurchase program. In September 1998, our Board of Directors authorized us to purchase up to one million of our shares. We have now completed the purchase of the one million shares at an average price of $15.34 per share. About half of the share purchases were made in each of fiscal 1998 and fiscal 1999.

OTHER INCOME, NET: 1998's first quarter includes a foreign exchange gain of about $600,000 associated with weakness in the Pound Sterling that occurred before we implemented an effective hedging program. With that program now in place, we do not expect this or future years to have foreign exchange gains or losses of this magnitude. In the first quarter of 1999, we incurred a foreign exchange loss of $140,000.

PROVISION FOR INCOME TAXES: In the fourth quarter of fiscal 1998, Cooper recorded a large tax benefit, reflecting the remaining anticipated value of its $184 million of net operating loss carryforwards ("NOLs"). As a result, beginning with the first quarter of 1999, we are reporting our provision for income taxes as if we were a taxpayer with no NOLs. Cooper is currently

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


developing a global tax plan to minimize both the taxes reported in its income statement and the cash taxes paid once the benefits of our NOLs are fully utilized. Based on a preliminary assessment, we expect to reduce our effective tax rate to approximately 30% over the next several years compared with the 35% used in the first quarter of 1999. By executing this tax plan, the cash flow benefits of the NOLs should extend, perhaps through 2003, assuming no acquisitions or stock issuances. We expect that cash payments for taxes will be about 10% of pretax profits throughout this period.

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS: In the fourth quarter of 1998, Cooper declared HGA, its psychiatric services business, a discontinued operation and recorded a charge of $22.3 million reflecting its initial estimate of the ultimate loss to be incurred upon disposition.

In January 1999, Cooper completed the sale of a portion of HGA, for $5 million in cash and trade receivables. First quarter 1999 results include a credit of $1.3 million, reflecting an adjustment to the estimated loss on the sale of the HGA facility sold in January. We are currently negotiating a definitive agreement to sell the remainder of HGA to Universal Health Services, Inc. ("Universal") for $27 million at closing plus up to an additional $3 million if certain contingent events occur. We expect to close this transaction by the end of our second fiscal quarter, although certain regulatory and other approvals are pending. In late February, the Illinois Health Services Planning Board approved the transfer of HGA's Hartgrove Hospital to Universal.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


                          CAPITAL RESOURCES & LIQUIDITY

The Company continues to grow. The acquisition of Aspect Vision Care ("Aspect") has afforded Cooper many opportunities to expand into other markets and gain market share.

In fiscal 1998 and in the first quarter of 1999, we invested in the expansion of both Aspect and our domestic manufacturing capacity, and we invested significantly in sales and marketing costs to launch new products. We expect that our sales will continue to grow and that our build of new product inventory will level out and then decrease. We also anticipate a reduced level of investment in manufacturing capacity throughout the remainder of fiscal 1999.

OPERATING CASH FLOWS: The Company typically experiences a net cash outflow from operating activities in the first quarter. Major uses of cash in the current period were payments of $3.8 million related to settlements of disputes, approximately $900,000 to fund fiscal 1998 entitlements under the Company's bonus plans, $2.8 million in interest payments and $4.2 million to increase inventory levels in anticipation of new product launches. In the first quarter of fiscal 1998, the Company spent over $3 million of one-time payments for costs associated with Aspect, shortly after the acquisition. Other major uses of cash in the first fiscal quarter of 1998 included payments of $2.4 million related to settlements of disputes, approximately $2 million to fund fiscal 1997 entitlements under the Company's annual bonus plans and $2.7 million to build inventories.

INVESTING CASH FLOWS: Investing activities provided $4.9 million. An option contract, which expired in December 1998, provided $5.4 million in cash. This transaction did not result in any material gain or loss on the Company's financial statements. The Company also realized approximately $1.7 million, net of costs, in cash from the sale of MeadowWood Hospital. The cash provided by investing activities was partially offset by cash expenditures of $2.2 million for the purchase of property, plant and equipment. The investing uses of $25.8 million of cash in the first quarter of fiscal 1998 primarily related to the purchase of Aspect for approximately $21.2 million and investments in property, plant and equipment of $2.4 million.

FINANCING CASH FLOWS: The $2.9 million of financing cash flows used in the first quarter of fiscal 1999 primarily related to the repayment of $2 million on the KeyBank line of credit and $4 million on an Aspect promissory note. These payments were partially offset by additional long-term borrowing on capital leases of $1.7 million, net and short-term funds of $1.4 million borrowed by Aspect. In the first quarter of fiscal 1998, the Company obtained $23.5 million of cash from financing activities. The financing activities primarily related to an $11 million draw down on the KeyBank line of credit and the Midland Bank loan of $17.7 million. Cooper repaid $4.2 million of principal amounts of promissory notes in the first quarter of fiscal 1998.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


OUTLOOK: We expect to sell the balance of HGA to Universal by the end of the second fiscal quarter. Proceeds of about $27 million cash may be used to repay debt, acquire additional shares of our stock or make other investments, including acquisitions, that may be attractive at that time.

We believe cash flow from continuing operations will be sufficient to fund ongoing operations. Additional financing may be obtained to fund additional purchases of the Company's common stock and acquisitions, if completed. At January 31, the Company had $5.6 million available under the KeyBank line of credit. We anticipate that additional financing would be available when and if required.

RISK MANAGEMENT: Cooper is exposed to risks caused by changes in foreign exchange, principally Pound Sterling denominated debt and from operations in foreign currencies. We have hedged most of this risk by entering into contracts to buy Sterling forward. Cooper is also exposed to risks associated with changes in interest rates, as the interest rate on certain of its debt varies with the London Interbank Offered Rate. We have protected ourselves against most of this risk by entering into agreements to swap most of our variable rate debt for fixed rate debt.

YEAR 2000: The Year 2000 ("Y2K") problem exists today because programmers who developed computer systems and applications over the past few decades used two digit date codes to designate the year. This creates a problem in the year 2000 in that many systems will recognize "00" as the year 1900 not the year 2000. Those systems that are not fixed may abort or produce erroneous data once the year 2000 arrives.

Cooper has completed an in-depth review of the financial and operational systems at each of its business units and is implementing a Y2K compliance program, which is expected to be substantially completed by mid-1999. It is taking all reasonable steps to confirm that all of its critical business systems, software and equipment that consider and process date-related information will continue to function properly after December 31, 1999.

Cooper initiated compliance programs in 1995 to modify its proprietary software, and many of the required changes have been completed. Software that was recently purchased requires minimal modification, and we will ensure that any new software purchased will be Y2K compliant. We intend to use both internal and external resources to reprogram, or replace, and test our software for Y2K modifications.

Cooper has identified a person at each of its major operations who is responsible for Y2K compliance and has also appointed a Y2K Compliance Officer for the corporation. The Compliance Officer reports to the Board of Directors on program status.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded


Cooper has experienced significant growth in the past three years and is planning to begin implementation of a broad-based Enterprise Resource Planning ("ERP") system throughout its major CVI operations in the U.S. and the U.K. in 1999. The new ERP system will be Y2K compliant. In any event, as part of its contingency plan, CVI will assure that all of its existing systems are Y2K compliant prior to the conversion to the new system. In addition, at Aspect Vision, its recently acquired contact lens business in the U.K., plans are in place to build additional contact lens inventory prior to the millennium to assure there is no disruption in the flow of products to its customers.

Cooper has or is currently ensuring Y2K compliance of all business systems and does not anticipate Y2K problems with these. It also has or is currently communicating with vendors to determine their Y2K compliance and is not aware of third party Y2K issues that could materially affect its operations.

Cooper will continue to devote adequate resources to address its Y2K issues. It cannot, however, assure that its systems and products do not contain undetected Y2K problems, that it will not experience operating difficulties as a result of Y2K issues or that its new systems will be implemented in time to avoid the probability of Y2K problems. Further, it cannot assure that its assessment of suppliers and vendors will be accurate.

Cooper has developed contingency plans to identify and mitigate potential Y2K problems and assess their impact on its operations. These plans will be designed to protect its assets, continue safe operations and allow any interrupted operations to resume in a timely fashion. We have developed contingency plans to respond to equipment failures, emergencies and business interruptions. However, contingency planning for Y2K issues is complicated by possible multiple and simultaneous incidents, which could significantly delay efforts to respond and resume normal business. Such incidents may be outside of our control, for example if third parties providing goods and/or services critical to Cooper's operations do not successfully address their own material Y2K problems.

Based on our Y2K assessment, we anticipate that the cost of upgrading or replacing Cooper's programs, systems and equipment will not materially affect its financial position. The total expenditures, including capital, required to be Y2K compliant are currently estimated at $500,000. Approximately $200,000 has been expended to date.

TRADEMARKS: The following trademarks italicized in this report are owned by, licensed to or distributed by The Cooper Companies, Inc., its subsidiaries or affiliates: Cerveillance'TM', CooperSurgical InfraRed Coagulator'TM', FemExam'r' TestCard System'TM', Hyskon'r', Marlow'TM' and Unimar'r'.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


   (a)  Exhibits.

   Exhibit
   Number               Description
   -------              -----------
   11*                  Calculation of Earnings Per Share.

   27                   Financial Data Schedule.


   * The information called for in this exhibit is provided in Footnote 4 to the Consolidated Condensed Financial Statements in this report.

   (b) The Company filed the following reports on Form 8-K during the period from November 1, 1998 to January 31, 1999.

   Date of Report                   Item Reported
   --------------                   -------------
   November 18, 1998                Item 5.  Other Events
   December 14, 1998                Item 5.  Other Events
   January 11, 1999                 Item 5.  Other Events
   January 27, 1999                 Item 5.  Other Events

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              The Cooper Companies, Inc.
                                   ---------------------------------------------
                                                    (Registrant)



Date: March 11, 1999                             /s/ Robert S. Weiss
                                   ---------------------------------------------
                                   Executive Vice President, Treasurer and Chief
                                     Financial Officer

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES


                                Index of Exhibits

Exhibit                                                                 Page No.
-------                                                                 --------
  11*                   Calculation of Earnings Per Share.

  27                    Financial Data Schedule.


   * The information called for in this exhibit is provided in Footnote 4 to the Consolidated Condensed Financial Statements in this report.

                       STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'
The registered trademark symbol shall be expressed as.......................'r'