Form 10-Q
period 1999-04-30
COOPER COMPANIES INC
filed 1999-06-11
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For Quarterly Period Ended APRIL 30, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


    For the Transition Period from  ________________ to __________

Commission File Number 1-8597

                           THE COOPER COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               94-2657368
-----------------------------------          -------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


     6140 Stoneridge Mall Road, Suite 590, Pleasanton, CA         94588
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

                                Yes   X    No
                                    _____     _____

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value                             13,921,127 Shares
----------------------------                     ------------------------------

       Class                                      Outstanding at May 31, 1999


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                   Page No.
                                                                                   --------

PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

                  Consolidated Condensed Statements of Income - Three
                      and Six Months Ended April 30, 1999 and 1998                    3

                  Consolidated Condensed Balance Sheets -- April 30, 1999
                      and October 31, 1998                                            4

                  Consolidated Condensed Statements of Cash Flows - Six
                      Months Ended April 30, 1999 and 1998                            5

                  Consolidated Condensed Statements of Comprehensive
                      Income - Three and Six Months Ended
                      April 30, 1999 and 1998                                         6

                  Notes to Consolidated Condensed Financial Statements                7

  Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                      12

  Item 3.    Quantitative and Qualitative Disclosure About Market Risk               22

PART II.   OTHER INFORMATION

  Item 4.     Submission of Matters to a Vote of Security Holders                    23

  Item 6.     Exhibits and Reports on Form 8-K                                       24

Signature                                                                            25

Index of Exhibits                                                                    26


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                    (In thousands, except per share figures)
                                   (Unaudited)


                                                  Three Months Ended               Six Months Ended
                                                       April 30,                        April 30,
                                                  ---------------------          ---------------------
                                                   1999         1998               1999          1998
                                                 --------     --------           --------      -------

Net sales                                        $  41,743    $  37,450          $  76,702   $  66,834
Cost of sales                                       15,174       13,027             28,590      24,304
                                                  --------       ------         ----------  ----------
Gross profit                                        26,569       24,423             48,112      42,530
Selling, general and administrative expense         15,549       14,544             29,771      26,258
Research and development expense                       442          543                903         999
Amortization of intangibles                            955          894              1,912       1,612
                                                ----------   ----------         ----------  ----------
Operating income from continuing operations          9,623        8,442             15,526      13,661
                                                 ---------    ---------         ----------  ----------
Interest expense                                     1,762        1,813              3,611       2,922
Other income, net                                       37          244                 71       1,028
                                               -----------   ----------         ----------    --------


Income from continuing operations before
   income taxes                                      7,898         6,873            11,986      11,767
Provision for (benefit of) income taxes              2,604         (505)             4,051        (954)
                                                 ---------   ----------         ----------  ----------
Income from continuing operations                    5,294        7,378              7,935      12,721
                                                 ---------    ---------         ----------  ----------
Discontinued operations:
   Net income                                          150        1,105                129       1,755
   Gain on disposal                                  1,691            -              2,970           -
                                                 ----------------------         ----------  ----------
                                                     1,841        1,105              3,099       1,755
                                                 ---------    ---------         ----------  ----------
Net income                                       $   7,135    $   8,483          $  11,034   $  14,476
                                                 =========    =========         ==========  ==========

Earnings per share:
Basic:
  Continuing operations                          $    0.38    $    0.50          $    0.56   $    0.86
  Discontinued operations                             0.13         0.07               0.22        0.12
                                                ----------   ----------         ----------  ----------
  Earnings per share                             $    0.51    $    0.57          $    0.78   $    0.98
                                                 =========    =========         ==========  ==========

Diluted:
  Continuing operations                          $    0.38    $    0.48          $    0.55   $    0.83
  Discontinued operations                             0.13         0.07               0.22        0.11
                                                ----------   ----------         ----------  ----------
  Earnings per share                             $    0.51    $    0.55          $    0.77   $    0.94
                                                 =========    =========         ==========  ==========

Number of shares used to compute earnings
  per share:
        Basic                                       13,946       14,872             14,191      14,840
                                                  ========     ========           ========    ========
        Diluted                                     14,071       15,443             14,378      15,398
                                                  ========     ========           ========    ========


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                                                                    April 30,         October 31,
                                                                      1999               1998
                                                                   -----------        -----------
                                                                            (In thousands)

                                            ASSETS

Current assets:
   Cash and cash equivalents                                        $    5,441          $   7,333
   Trade receivables, net                                               24,663             24,426
   Inventories                                                          35,509             30,349
   Deferred tax asset                                                   14,710             15,057
   Net assets of discontinued operations                                     -             29,206
   Other current assets                                                  7,260              9,706
                                                                    ----------          ---------
      Total current assets                                              87,583            116,077
Property, plant and equipment, net                                      37,202             34,234
Goodwill and other intangibles, net                                     82,466             84,308
Deferred tax asset                                                      59,630             52,754
Other assets                                                             7,926              8,668
                                                                    ----------          ---------
                                                                    $  274,807          $ 296,041
                                                                    ==========          =========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts and notes payable                                       $    9,476          $  13,005
   Current portion of long-term debt                                     3,170              6,958
   Accrued income taxes                                                 13,481              8,987
   Other current liabilities                                            20,054             17,751
                                                                    ----------          ---------
      Total current liabilities                                         46,181             46,701
Long-term debt                                                          57,167             78,677
Other noncurrent liabilities                                            22,817             25,410
                                                                    ----------          ---------
      Total liabilities                                                126,165            150,788
                                                                    ----------          ---------
Contingencies (see Note 7)
Stockholders' equity:
   Common stock, $.10 par value                                          1,492              1,491
   Additional paid-in capital                                          251,234            251,167
   Accumulated other comprehensive loss                                 (1,197)              (829)
   Accumulated deficit                                                 (87,549)           (98,583)
   Treasury stock at cost                                              (15,338)            (7,993)
                                                                    ----------          ---------
         Total stockholders' equity                                    148,642            145,253
                                                                    ----------          ---------
                                                                    $  274,807          $ 296,041
                                                                    ==========          =========


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                           Six Months Ended
                                                                              April 30,
                                                                  -------------------------------
                                                                   1999                     1998
                                                                  ----------            ---------

Net cash provided (used) by operating activities                  $    5,793            $  (3,774)
                                                                  ----------            ---------
Cash flows from investing activities:
  Acquisitions of businesses                                             (71)             (33,836)
  Disposition of discontinued operations, net                         26,460                    -
  Purchases of property, plant and equipment                          (5,433)              (8,465)
  Sale of securities                                                   5,419                    -
                                                                  ----------            ---------
Net cash provided (used) by investing activities                      26,375              (42,301)
                                                                  ----------            ---------
Cash flows from financing activities -- proceeds from (payment of):
  Repayment of long-term debt                                        (33,355)                (697)
  Long-term debt                                                       8,532               30,517
  Purchase of treasury stock                                          (7,345)                   -
  Unimar Notes                                                             -               (4,155)
  Other                                                               (2,044)               3,847
                                                                  ----------            ---------
Net cash (used) provided by financing activities                     (34,212)              29,512
                                                                  ----------            ---------
Effect of exchange rate changes on cash and cash equivalents             152                 (239)
Net decrease in cash and cash equivalents                             (1,892)             (16,802)
Cash and cash equivalents - beginning of period                        7,333               18,258
                                                                  ----------            ---------
Cash and cash equivalents - end of period                         $    5,441            $   1,456
                                                                  ==========            =========

Supplemental disclosure of noncash investing and financing activities:

  Acquisitions:
    Fair value of assets acquired                                                       $  93,044
    Less, liabilities assumed and acquisition costs                                       (29,707)
                                                                                        ---------
                                                                                        $  63,337
                                                                                        =========

  Funded by:
    Cash payments                                                                       $  33,836
    Issuance of stock and debt                                                             29,501
                                                                                        ---------
                                                                                        $  63,337
                                                                                        =========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)


                                                 Three Months Ended               Six Months Ended
                                                     April 30,                        April 30,
                                                -----------------------       ---------------------
                                                  1999         1998             1999           1998
                                                --------     --------         --------       -------

Net income                                      $  7,135      $  8,483         $11,034       $14,476

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment          (351)          148            (430)         (239)
   Stock awards, net                                  53            98              62           105
                                                --------      --------         -------       -------
                                                    (298)          246            (368)         (134)
                                                --------      --------         -------       -------
Comprehensive income                            $  6,837      $  8,729         $10,666       $14,342
                                                ========      ========         =======       =======










                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1.  General

The Cooper Companies, Inc. (the "Company" or "Cooper"), through its principal subsidiaries, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a range of contact lenses to correct visual defects, specializing in toric lenses that correct astigmatism ("torics"). Its leading products are disposable-planned replacement toric and spherical lenses. CVI also markets conventional toric and spherical lenses and lenses for patients with more complex vision disorders. CooperSurgical ("CSI") markets diagnostic products, surgical instruments and accessories to the women's healthcare market.

During interim periods, the Company follows the accounting policies described in its most recently filed Form 10-K. Readers should refer to this and to the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1998, when reviewing this Form 10-Q. The results in this report do not necessarily indicate those expected in subsequent quarters.

The accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 1999 and October 31, 1998 and the consolidated results of its operations for the three and six months ended April 30, 1999 and 1998 and its consolidated cash flows for the six months ended April 30, 1999 and 1998. Adjustments consist only of normal recurring items except for the $1.7 million reduction to the deferred tax asset valuation allowance recorded in the first six months of fiscal 1998, based on Management's belief at that time that the Company's future results would continue to improve. Certain reclassifications have been applied to the prior periods' financial statements to conform such statements to the current year's presentation. None of these reclassifications had any impact on net income.

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" at the beginning of fiscal 1999.

The Company adopted FAS No. 131 "Reporting for Segments of a Business Enterprise" in fiscal 1999. The Company will provide comparative information for interim periods, as required, beginning in its first quarter of fiscal 2000.

Note 2.  Inventories, at the Lower of Average Cost or Market

                                                April 30,                 October 31,
                                                  1999                       1998
                                               ---------                  -----------
                                                         (In thousands)

     Raw materials                             $  9,113                      $  7,038
     Work-in-process                              3,322                         2,964
     Finished goods                              23,074                        20,347
                                               --------                      --------
                                               $ 35,509                      $ 30,349
                                               ========                      ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 3.  Long-Term Debt


                                                   April 30,           October 31,
                                                      1999                 1998
                                                   --------             ---------
                                                            (In thousands)

Promissory notes - Aspect                           $22,922              $27,563
Midland Bank                                         17,445               17,444
KeyBank line of credit                                   --               21,800
Aspect Vision bank loans                              6,329                6,754
Promissory note - Wesley-Jessen
   Corporation ("W-J")                                  585                  574
County of Monroe Industrial
   Development Agency ("COMIDA")
   Bond                                               2,800                2,880
Capitalized leases                                   10,256                8,620
                                                    -------              -------
                                                     60,337               85,635
Less current installments                             3,170                6,958
                                                    -------              -------
                                                    $57,167              $78,677
                                                    =======              =======


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 4.  Earnings Per Share ("EPS")

(In thousands, except per share figures)


                                        Three Months Ended                 Six Months Ended
                                             April 30,                        April 30,
                                      -------------------------       ------------------------
                                        1999            1998            1999            1998
                                      ---------       ---------       ---------      ---------

Income from continuing operations     $   5,294      $    7,378       $   7,935      $  12,721
Discontinued operations                   1,841           1,105           3,099          1,755
                                      ---------      ----------       ---------      ---------
Net income                            $   7,135      $    8,483       $  11,034      $  14,476
                                      =========      ==========       =========      =========

Basic:
Weighted average common shares           13,946          14,872          14,191         14,840
                                      =========      ==========       =========      =========

Basic earnings per share:
  Continuing operations               $    0.38      $     0.50       $    0.56      $    0.86
  Discontinued operations                  0.13            0.07            0.22           0.12
                                      ---------      ----------       ---------     ----------
Basic earnings per share              $    0.51      $     0.57       $    0.78      $    0.98
                                      =========      ==========       =========      =========

Diluted:
Weighted average common shares           13,946          14,872          14,191         14,840

Add dilutive securities:
Warrants                                     18              61              30             60
Options                                     107             510             157            498
                                      ---------      ----------       ---------      ---------
Subtotal                                    125             571             187            558
                                      ---------      ----------       ---------      ---------
Denominator for diluted earnings
  per share                              14,071          15,443          14,378         15,398
                                      =========      ==========       =========      =========

Diluted earnings per share:
  Continuing operations               $    0.38      $     0.48       $    0.55      $    0.83
  Discontinued operations                  0.13            0.07            0.22           0.11
                                      ---------      ----------       ---------      ---------
Diluted earnings per share            $    0.51      $     0.55       $    0.77      $    0.94
                                      =========      ==========       =========      =========


There were no antidilutive securities in the 1998 periods. In the 1999 periods, options to purchase 1,299,833 and 1,249,833 shares, respectively, in the three and six months ended April 30, were excluded from the computation of diluted EPS because their exercise prices were above the average market price.

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

As a result, the effective tax rate used to record the provision for income taxes of $4.1 million for the six months ended April 30, 1999 was approximately 34%. In the second quarter, updated projections indicated that the full year effective tax rate ("ETR") would be about 34%, down 1 percentage point from the first quarter's estimate. As a result, the ETR for the three-month period ended April 30, 1999 was approximately 33%. The net tax benefit in the 1998 three- and six-month periods of $505,000 and $954,000, respectively, included benefits of $900,000 and $1.7 million, respectively, from reducing the valuation allowance against net deferred tax assets.

Note 6.  Discontinued Operations

In the fourth quarter of 1998, Cooper declared Hospital Group of America ("HGA"), its psychiatric services business, a discontinued operation and recorded a charge of $22.3 million reflecting Management's initial estimate of the ultimate loss to be incurred upon disposition. Prior period financial statements have been restated.

In January 1999, Cooper completed the sale of a portion of HGA for $5 million in cash and trade receivables. On April 15, 1999, Cooper sold the remainder of HGA to Universal Health Services, Inc. ("Universal") for $27 million at closing plus up to an additional $3 million if certain contingent events occur. Cooper recorded gains on disposal of $1.3 million in the first quarter and $1.7 million in the second quarter, reflecting adjustments to the loss estimated in 1998.

HGA's patient revenue was $8.9 million and $14.3 million for the three months ended and $20.8 million and $27.8 million for the six months ended April 30, 1999 and 1998, respectively. Other current assets at April 30, 1999 include $1.5 million of net HGA receivables, which will be collected by Cooper.

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

Cleanup Program, and on April 6, 1999, the Company and DEC entered into a voluntary agreement covering the environmental investigation of the site. The investigation is currently underway and will ultimately result in a state-approved mediation. The Company has accrued approximately $500,000 for that purpose. In the opinion of Management, the cost of remediation will not be material when considering amounts previously accrued.

Note 8.  Share Repurchase Program

In September 1998, Cooper's Board of Directors authorized the purchase of up to one million shares of its common stock. All of these shares have been purchased.


                                                                                         Purchase
                                                                        Shares             Price
                                                                        ------           --------
                                                                            (In thousands)

Purchased and paid for in fiscal 1998                                      486            $ 7,993
Purchased in the first quarter of fiscal 1999, paid
   for in the second quarter of fiscal 1999                                125              1,836
Purchased and paid for in the second quarter of fiscal 1999                389              5,509
                                                                         -----            -------
                                                                         1,000            $15,338
                                                                         =====            =======



Note 9.  Generally Accepted Accounting Principles Issued But Not Adopted

In April, 1998, The American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP broadly defines start-up activities and requires that they be expensed as incurred. It is effective for financial statements for fiscal years beginning after December 15, 1998. Any deferred start-up activities on the balance sheet at the adoption of the SOP are to be expensed as a cumulative effect of a change in accounting principle. Cooper will adopt the SOP as required in the first quarter of fiscal year 2000 and anticipates that the impact of such adoption on net income should not exceed approximately $500,000. The Company's current policy is to defer start-up activities as appropriate and amortize them over 12 months on a straight-line basis.

Note 10.  Authorized Shares of Common Stock

At their March 18, 1999 Annual Meeting, Cooper's shareholders approved an increase in the number of authorized shares of its common stock to 40 million.

Note 11.  Subsequent Event - Cash Dividends

On May 20, 1999, Cooper announced that it intends to pay an annual cash dividend on its common stock of 8 cents per share, payable in quarterly installments of 2 cents per share. The first dividend will be paid on July 5, 1999 to stockholders of record on June 15, 1999.

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

FORWARD-LOOKING STATEMENTS: Some of the information included in this report contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The forward-looking statements include certain statements pertaining to our (including our subsidiaries') capital resources, performance and results of operations, including all statements regarding anticipated growth in our sales, revenue and products and anticipated market conditions and results of operations. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. The events or circumstances reflected in forward-looking statements might not occur. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: major changes in business conditions and the economy, loss of key senior management, major disruptions in the operations of our manufacturing facilities, new competitors or technologies, significant disruptions caused by the failure of third parties to address the year 2000 issue or by unforeseen delays in completing our year 2000 compliance program, acquisition integration costs, foreign currency exchange exposure including the potential impact of the Euro, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, significant environmental clean-up costs above those already accrued, litigation costs, costs of business divestitures, and items discussed in the reports we file with the Securities and Exchange Commission, including the section entitled "Business" in our Annual Report on Form 10-K for the year ended October 31, 1998. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the forward-looking statements.

                              RESULTS OF OPERATIONS

This section focuses on our income statement and compares our operating results from continuing operations for the second fiscal quarter and six months of 1999 with those for the same periods of 1998. You will find a discussion of our cash flows for the same periods, as well as a discussion of our current financial condition beginning on page 18 in the section headed "Capital Resources and Liquidity."

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

REVENUE: All of Cooper's revenue is generated by our two business units, CooperVision ("CVI") and CooperSurgical ("CSI"):

       CVI markets a broad range of contact lenses primarily in North America and Europe.

       CSI markets diagnostic products, surgical instruments and accessories to the women's healthcare market primarily in the United States.

Our consolidated revenue grew $4.3 million (11%) and $9.9 million (15%), respectively, in the second quarter and six-month periods.


                         Three Months Ended                                 Six Months Ended
                              April 30,                                          April 30,
               ----------------------------------------          ---------------------------------------
                1999             1998           % Incr.           1999              1998         % Incr.
               ------           ------          -------          ------            ------        -------
                                                    ($ in millions)

CVI            $  34.7          $  30.4            14%           $  62.5          $  53.3           17%
CSI                7.0              7.0            --%              14.2             13.5            5%
               -------          -------                          -------          -------
               $  41.7          $  37.4            11%           $  76.7          $  66.8           15%
               =======          =======                          =======          =======



CVI's revenue growth was driven principally by our acquisition of Aspect Vision Care, Ltd. ("Aspect"), a British contact lens manufacturer, and continued growth in sales of CVI's toric lenses, used to correct astigmatism. Sales of Aspect products accounted for $13.5 million or 39% and $24.4 million or 39% of CVI's total revenue in the second quarter and the six-month period vs. $10.4 million or 34% and $17 million or 32% for the same 1998 periods. The 1998 six-month period includes only five months of Aspect results. Revenue generated by CVI in the U.S. grew 13% in the 1999 six-month period, accounting for 61% of CVI's overall revenue vs. 63% in 1998. Sales of CVI's disposable-planned replacement toric lenses in the United States grew 34% and 39%, respectively, for the quarter and six-month period of 1999, and its overall toric sales grew 23% and 25% over the same respective periods. In both cases the growth was well ahead of market growth reported for the fourth quarter of calendar 1998 and the first quarter of calendar 1999. Toric lenses continue to drive the growth of the U.S. contact lens market. The toric lens market segment now accounts for about 18% of all U.S. contact lens revenue versus 16% in the fourth quarter of 1998. The toric segment is the largest part of our U.S. business, accounting for 62% of its revenue in the first half of 1999. Anticipated declines of CVI's more mature conventional product lines partially offset the sales increases.

CSI's second quarter revenue was flat compared with 1998's second quarter. Year-to-date revenue is up 5% primarily from sales of (1) three new products introduced in the second half of 1998, (2) continued growth of Hyskon, a fluid used in certain minimally invasive surgical procedures, and (3) products for in vitro fertilization and certain other gynecological procedures.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

CSI has established more than 20 clinical studies for the FemExam Test Card System to further establish the benefits of a rapid, objective diagnostic and screening test for bacterial vaginosis, one of the most common reasons women visit their doctor. In addition, CSI continues its work to create and maximize third party reimbursement levels for FemExam and formally demonstrate its cost effectiveness.

COST OF SALES/GROSS PROFIT: Gross profit as a percentage of sales ("margin") was as follows:


                                          Margin %                             Margin %
                                    Three Months Ended                    Six Months Ended
                                        April 30,                             April 30,
                                    -------------------                 -------------------
                                    1999          1998                  1999         1998
                                    ----          ----                  ----         ----

CVI                                  65            67                    64           66
CSI                                  56            55                    56           54
Consolidated                         64            65                    63           64


CVI's margin continues to improve from the atypically low 60% reported in the fourth quarter of 1998, when it spent about $1.7 million to improve efficiency, rationalize manufacturing, expand capacity and fill back orders. The 65% margin reported in the second quarter of 1999 is two percentage points higher than the first quarter of 1999. Gross profit of $22.6 million was 10% above 1998's second quarter. Gross profit improvement in the quarter reflects cost reduction projects begun last year at Aspect. In addition, capacity constraints have been eliminated, customer service levels have improved and staffing levels are returning to normal. Now that the integration of Aspect into CVI is virtually complete, we believe that continued cost reductions will result in improving margins during the second half of fiscal 1999, aside from any major changes in product mix.

CSI's margins continue to improve, primarily reflecting continued manufacturing efficiencies associated with Marlow and Unimar products. Unless we make a large acquisition of lower-margin products, we anticipate that recently launched and future proprietary products will, after an initial start-up period, drive continued margin improvement at CSI.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSE:


                                Three Months Ended                                   Six Months Ended
                                     April 30,                                          April 30,
                   -----------------------------------------            ----------------------------------------
                     1999              1998          % Incr.              1999             1998           % Incr.
                   -------           --------        -------            --------         --------        -------
                                                          ($ in millions)

CVI                 $  11.6          $  10.2            13%             $  22.2          $  18.3            22%
CSI                     2.4              2.4            (1%)                4.9              4.6             6%
HQ/Other                1.5              1.9           (17%)                2.7              3.4           (20%)
                    -------          -------                            -------          -------
                    $  15.5          $  14.5             7%             $  29.8          $  26.3            13%
                    =======          =======                            =======          =======


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

SG&A expense for the three- and six-month periods has increased 7% and 13%, largely as a result of: (1) the acquisition of Aspect in December 1997, (2) higher selling, promotion and distribution costs at CVI's domestic locations associated with new product launches for both the three- and six-month periods and (3) CSI expenses related primarily to the Marlow acquisition and new products, which contributed to CSI's 5% revenue increase for the six-month period.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSE: We expect that the current level of R&D spending will remain at a low percentage of sales because we are focusing on acquiring products that will not require a large expenditure of time or money prior to their launch.

OPERATING INCOME FROM CONTINUING OPERATIONS: Operating income from continuing operations improved by $1.2 million or 14% and $1.8 million or 14% for the three- and six-month periods:


                             Three Months Ended                     Six Months Ended
                                  April 30,                            April 30,
                    --------------------------------        --------------------------------
                     1999          1998        Incr.         1999         1998         Incr.
                    ------        ------       -----        ------       ------        -----
                                                 ($ in millions)

   CVI               $10.3       $  9.5      $  0.8         $16.5         $15.5      $  1.0
   CSI                 0.9          0.8         0.1           1.7           1.6         0.1
   Headquarters       (1.6)        (1.9)        0.3          (2.7)         (3.4)        0.7
                     -----       ------      ------         -----         -----      ------
                     $ 9.6       $  8.4      $  1.2         $15.5         $13.7      $  1.8
                     =====       ======      ======         =====         =====      ======


INTEREST EXPENSE: Interest expense increased by 24% in the six-month period primarily reflecting debt we incurred to fund the acquisition of Aspect, our investment in Litmus Concepts, Inc. and our recently completed stock repurchase program. In September 1998, our Board of Directors authorized us to purchase up to one million of our common shares. We have now completed the purchase at an average price of $15.34 per share. About half of the shares were purchased in each of fiscal 1998 and fiscal 1999.

OTHER INCOME, NET: 1998's six-month period includes a foreign exchange gain of about $850,000 associated with weakness in the Pound Sterling that occurred before we implemented our hedging program. With that program now in place, we do not expect this or future years to have foreign exchange gains or losses of this magnitude. In the first six months of fiscal 1999, we incurred a foreign exchange loss of $274,000.

PROVISION FOR INCOME TAXES: In the fourth quarter of fiscal 1998, we recorded a large tax benefit, reflecting the remaining anticipated value of our $184 million of net operating loss carryforwards ("NOL"). As a result, in fiscal 1999, we are reporting our provision for income

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

taxes as if we were a taxpayer with no NOLs, based on our estimate of the effective tax rate ("ETR") for the full fiscal year. In the second quarter, updated projections indicated that our full year ETR would be about 34%, down one percentage point from the first quarter's estimate. As a result, our ETR for the three-month period ended April 30, 1999 was approximately 33%.

We are currently developing a global tax plan to minimize both the taxes reported in our income statement and the actual taxes we will have to pay once the benefits of our NOLs are fully utilized. Based on a preliminary assessment, we expect to reduce our effective tax rate to approximately 30% over the next several years. By executing this tax plan, the cash flow benefits of the NOLs should be extended through 2003, assuming no acquisitions or stock issuance. We expect that actual payments for taxes will be about 10% of pretax profits throughout this period.

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS: In the fourth quarter of fiscal 1998, we declared Hospital Group of America, Inc. ("HGA"), our psychiatric services business, a discontinued operation and recorded a charge of $22.3 million reflecting our initial estimate of the ultimate loss we would incur upon disposition.

In January 1999, we completed the sale of a portion of HGA for $5 million in cash and trade receivables. On April 15, 1999, we sold the remainder of HGA to Universal Health Services, Inc. for $27 million at closing plus up to $3 million if certain contingent events occur. We recorded gains on the disposals of $1.3 million in the first quarter and $1.7 million in the second quarter, reflecting adjustments to the loss estimated in 1998.

EARNINGS PER SHARE: In fiscal 1998, we accounted for the remaining tax benefits expected from using our NOLs. As a result, future income statements will provide for income taxes rather than reflect tax benefits. Earnings per share as reported follow. See Note 4. for calculations of these amounts:


                                      Three Months Ended                  Six Months Ended
                                           April 30,                          April 30,
                                    --------------------             ------------------------
                                     1999         1998                 1999            1998
                                   --------     --------             --------        --------

Basic:
  Continuing operations            $    0.38     $   0.50             $   0.56      $    0.86
  Discontinued operations               0.13         0.07                 0.22           0.12
                                   ---------     --------             --------      ---------
  Earnings per share               $    0.51     $   0.57             $   0.78      $    0.98
                                   =========     ========             ========      =========

Diluted:
  Continuing operations            $    0.38     $   0.48             $   0.55      $    0.83
  Discontinued operations               0.13         0.07                 0.22           0.11
                                   ---------     --------             --------      ---------
  Earnings per share               $    0.51     $   0.55             $   0.77      $    0.94
                                   =========     ========             ========      =========


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

To present earnings per share on a consistent basis, the 1998 per share amounts that follow have been tax effected on a pro forma basis. Diluted earnings per share from continuing operations for 1999's second quarter increased 41% to 38 cents from the comparable fully taxed pro forma 27 cents for the same period in 1998. The comparable six-month figures were 55 cents and 46 cents, an increase of 20%. The results for 1998 reflect a 40% ETR on income from continuing operations before income taxes to arrive at pro forma net income.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                          CAPITAL RESOURCES & LIQUIDITY

While we continue to grow our business, we are also strengthening our balance sheet. Our ratio of debt to equity has decreased from 0.6:1 at the end of fiscal 1998 to 0.4:1 at April 30, 1999. Debt now represents about 30% of our total capitalization, down from 38% at October 31, 1998.

In fiscal 1998 and in the first half of 1999, we invested in the expansion of both Aspect and our domestic manufacturing capacity, and we invested significantly in sales and marketing costs to launch new products. We expect that our sales will continue to grow and that the rate of our build of new product inventory will level out and then decrease. We also anticipate a reduced level of investment in manufacturing capacity in the second half of fiscal 1999.

OPERATING CASH FLOWS: We generated $9.2 million in cash from operating activities in the second quarter, to bring our six-month figure to $5.8 million after using $3.4 million in our first quarter. Cash provided by operating activities in the six-month period hurdled cash disbursements of $3.8 million related to settlements of disputes, approximately $900,000 to fund fiscal 1998 entitlements under the Company's bonus plans, $4.1 million in interest payments and $5.2 million to increase inventory levels. In the 1998 period, the Company spent over $3 million of one-time payments for costs associated with Aspect, shortly after the acquisition, and a tax payment of $3 million was made by Aspect for its tax liability on pre-acquisition operations. Other major uses of cash in the 1998 period included payments of $2.4 million related to settlements of disputes, approximately $2 million to fund fiscal 1997 entitlements under the Company's annual bonus plans and $4.7 million to build inventories.

INVESTING CASH FLOWS: Investing activities provided cash of $26.4 million in the six-month period ended April 30, 1999. An option contract that expired in December 1998 provided $5.4 million in cash but did not have any material impact on net income. We also realized approximately $26.5 million, net of costs, in cash from the sale of HGA. The cash provided by investing activities was net of expenditures of $5.4 million for the purchase of property, plant and equipment. The investing uses of $42.3 million of cash in the 1998 period primarily related to the purchase of Aspect for approximately $21.2 million; the purchase of the Hyskon product line for $2.2 million; the purchase, for $10 million, of a 10% equity position in Litmus Concepts Inc. plus an exclusive license to distribute the FemExam TestCard System; and investments in property, plant and equipment of $8.5 million. We expect that our capital expenditures in fiscal 1999 will be below the amount we spent in 1998.

FINANCING CASH FLOWS: The $34.2 million of financing cash flows used in the first half of fiscal 1999 primarily related to the net repayment of $21.8 million on the KeyBank line of credit, the repayment of a $4 million Aspect promissory note and the repayment of short-term debt of $2.1 million. We also completed the treasury stock purchase authorized by our Board of Directors by purchasing 514,000 shares of common stock for $7.3 million in the first half of 1999. These payments were partially offset by net additional long-term borrowing on capital leases of $1.9 million. In the first half of fiscal 1998, the Company obtained $33.7 million of cash from

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

financing activities including a $9.3 million draw down on the KeyBank line of credit, the Midland Bank loan of $17.7 million, an increase in capitalized leases of $2.8 million and $4 million of additional debt for Aspect. We repaid $4.2 million of principal amounts of promissory notes in the first quarter of fiscal 1998.

CASH FLOW PER SHARE: Cash flow per share from continuing operations was 70 cents for the second quarter, up 25% from 56 cents in the second quarter of 1998, and $1.09 per share for the first half of fiscal 1999, up from 97 cents in the first half of 1998. We define cash flow for this purpose as pretax income from continuing operations plus depreciation and amortization.

OUTLOOK: We believe cash flow from continuing operations will be sufficient to fund ongoing operations and to pay cash dividends (see Note 11). Additional financing may be needed to fund additional acquisitions. At April 30, 1999, we had $25.4 million available under the KeyBank line of credit, and we anticipate that additional financing would be available when and if required.

RISK MANAGEMENT: We are exposed to risks caused by changes in foreign exchange, principally Pound Sterling denominated debt and from operations in foreign currencies. We have hedged most of this risk by entering into contracts to buy Sterling forward. We are also exposed to risks associated with changes in interest rates, as the interest rate on certain of our debt varies with the London Interbank Offered Rate. We have protected ourselves against most of this risk by entering into agreements to swap most of our variable rate debt for fixed rate debt.

Proceeds from the sale of HGA were used to pay down debt carrying an average interest rate of approximately 7%. Total debt was reduced to $63 million at April 30, 1999 from $90.3 million at October 31, 1998:


                             April 30, 1999        October 31, 1998
                             --------------        ----------------

Short term                      $  5.8                   $11.6
Long term                         57.2                    78.7
                                ------                  ------
Total                            $63.0                   $90.3
                                 =====                   =====


On an annualized basis the debt reduction would result in a decrease in interest expense of approximately $1.9 million, assuming we did not raise debt for other purposes.

YEAR 2000: The year 2000 ("Y2K") problem exists today because programmers who developed computer systems and applications over the past few decades used two digit date codes to designate the year. This creates a problem in the year 2000 in that many systems will recognize "00" as the year 1900 rather than 2000 and, if not fixed, may abort or produce erroneous data once the year 2000 arrives.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

We have completed an in-depth review of the financial and operational systems at each of our business units and have implemented a Y2K compliance program to confirm that all critical business systems, software and equipment that consider and process date-related information will continue to function properly after December 31, 1999. Final testing of critical systems has begun and is expected to be complete by July 31, 1999. We anticipate that our Y2K project will be substantially completed by September 30, 1999.

We initiated compliance programs in 1995 to modify our proprietary software, and many of the required changes have been completed. Recently purchased software requires only minimal modification, and we are endeavoring to ensure that any new software purchased will be Y2K compliant. We intend to use both internal and external resources to reprogram, or replace, and test our software for Y2K modifications.

We have assigned a key employee at each of our major operations to be responsible for Y2K compliance. We have also appointed a Y2K Compliance Officer who reports to the Board of Directors on program status.

We have experienced significant growth in the past three years and are beginning implementation of a broad-based Enterprise Resource Planning ("ERP") system throughout major CVI operations in the U.S. and the U.K. The new ERP system will be Y2K compliant. In any event, as part of our contingency plan, CVI will take all necessary and reasonable steps to ensure that all of its existing systems are Y2K compliant prior to the conversion to the new system. In addition, at Aspect Vision plans are in place to build additional contact lens inventory prior to 2000 to assure uninterrupted flow of products to customers.

We have or are currently working to ensure Y2K compliance of all business systems and do not anticipate material Y2K problems. We also have or are currently communicating with vendors to determine their Y2K compliance and to date are not aware of third party Y2K issues that could materially affect operations.

We will continue to devote adequate resources to address Y2K issues. We cannot, however, assure that systems and products do not contain undetected Y2K problems, that we will not experience operating difficulties as a result of Y2K issues or that new systems will be implemented in time to avoid the probability of Y2K problems. Further, we cannot assure that our assessment of suppliers and vendors will be accurate or that all suppliers and vendors will provide sufficient information to enable us to make such assessment.

We have developed contingency plans to identify and mitigate potential Y2K problems and assess their impact on operations. These plans are designed to protect our assets, continue safe operations and allow any interrupted operations to resume in a timely fashion. However, contingency planning for Y2K issues is complicated by possible multiple and simultaneous incidents, which could significantly delay our efforts to respond and resume normal business. Such incidents may be outside our control, if, for example, third parties providing goods and/or services critical to our operations do not successfully address their own material Y2K problems.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded

Based on our Y2K assessment, we anticipate that the cost to upgrade or replace our programs, systems and equipment will not materially affect our financial position. We currently estimate that expenditures of approximately $500,000, including capital, will be required for us to be Y2K compliant. Approximately $245,000 has been expended to date.

TRADEMARKS: The following trademarks italicized in this report are owned by, licensed to or distributed by The Cooper Companies, Inc., its subsidiaries or affiliates: FemExam'r' TestCard System'TM', Hyskon'r', Marlow'TM' and Unimar'r'.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 3. Quantitative and Qualitative Disclosure About Market Risk


See Capital Resources and Liquidity under "Risk Management" in Item 2 of this report for a discussion of debt paid down in the second quarter of 1999.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Stockholders was held on March 18, 1999.

Each of eight individuals nominated to serve as directors of the Company was elected:


   Director                                  Shares For        Shares Against
   --------                                  ----------        --------------

   A. Thomas Bender                          13,149,895           422,749
   Michael H. Kalkstein                      13,150,490           422,154
   Moses Marx                                13,148,811           423,833
   Donald Press                              13,150,657           421,987
   Steven Rosenberg                          13,150,677           421,967
   Allan E. Rubenstein, M.D.                 13,150,236           422,408
   Robert S. Weiss                           13,148,696           423,948
   Stanley Zinberg, M.D.                     13,149,826           422,818


Stockholders approved an increase in the numbers of authorized shares of common stock to 40,000,000. A total of 12,470,962 shares were voted in favor of the ratification, 1,073,501 shares were voted against it and 28,171 shares abstained.

Stockholders ratified the appointment of KPMG LLP as Cooper's independent certified public accountants for the fiscal year ending October 31, 1999. A total of 13,495,365 shares were voted in favor of the ratification, 57,333 shares were voted against it and 19,946 shares abstained.

                     PART II - OTHER INFORMATION, CONCLUDED

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.

   Exhibit
   Number                Description
   ------                -----------
   11*                   Calculation of Earnings Per Share.

   27                    Financial Data Schedule for the six months ended April 30, 1999.


* The information called for in this exhibit is provided in Footnote 4 to the Consolidated Condensed Financial Statements in this report.

   (b) The Company filed the following reports on Form 8-K during the period February 1, 1999 to April 30, 1999.

   Date of Report        Item Reported
   --------------        -------------
   February 23, 1999     Item 5.  Other Events.
   March 11, 1999        Item 5.  Other Events.
   April 15, 1999        Item 2.  Acquisition or Disposition of Assets.


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             The Cooper Companies, Inc.
                                  ______________________________________________
                                                  (Registrant)




Date: June 11, 1999                            /s/ Robert S.Weiss
                                  ______________________________________________
                                  Executive Vice President, Treasurer and Chief
                                   Financial Officer

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