Form 10-Q
period 1999-07-31
COOPER COMPANIES INC
filed 1999-09-13
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For Quarterly Period Ended JULY 31, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the Transition Period from                     to
                                    -------------------    -------------------


Commission File Number 1-8597


                           THE COOPER COMPANIES, INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        94-2657368
---------------------------------                  --------------------------
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

                                  Yes X    No
                                      --     ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.10 Par Value                          14,023,794 Shares
------------------------------                ----------------------------------
             Class                              Outstanding at August 31, 1999

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES



                                      INDEX

                                                                                     Page No.
                                                                                     --------
PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

                     Consolidated Condensed Statements of Income - Three
                           and Nine Months Ended July 31, 1999 and 1998                3

                     Consolidated Condensed Balance Sheets - July 31, 1999
                           and October 31, 1998                                        4

                     Consolidated Condensed Statements of Cash Flows - Nine
                           Months Ended July 31, 1999 and 1998                         5

                     Consolidated Condensed Statements of Comprehensive
                              Income - Three and Nine Months Ended
                              July 31, 1999 and 1998                                   6

                     Notes to Consolidated Condensed Financial Statements              7

  Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              13

  Item 3.    Quantitative and Qualitative Disclosure About Market Risk                23

PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                         24

Signature                                                                             25

Index of Exhibits                                                                     26


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                    (In thousands, except per share figures)
                                   (Unaudited)



                                                                  Three Months Ended                     Nine Months Ended
                                                                      July 31,                              July 31,
                                                             --------------------------            --------------------------
                                                                1999            1998                   1999            1998
                                                              --------         --------              --------       ---------
Net sales                                                     $  43,404       $  39,709              $120,106        $106,543
Cost of sales                                                    15,116          14,873                43,706          39,177
                                                              ---------       ---------              --------       ---------
Gross profit                                                     28,288          24,836                76,400          67,366
Selling, general and administrative expense                      16,041          13,960                45,812          40,218
Research and development expense                                    398             512                 1,301           1,511
Amortization of intangibles                                         954             932                 2,866           2,544
                                                              ---------       ---------              --------       ---------
Operating income                                                 10,895           9,432                26,421          23,093
                                                              ---------       ---------              --------       ---------
Settlement of disputes, net                                           -             200                     -             200
Interest expense                                                  1,322           1,532                 4,933           4,454
Other income (loss), net                                             54            (271)                  125             757
                                                              ---------       ---------              --------       ---------
Income from continuing operations before
   income taxes                                                   9,627           7,429                21,613          19,196
Provision for (benefit of) income taxes                           3,081            (910)                7,132          (1,864)
                                                              ---------       ---------              --------       ---------
Income from continuing operations                                 6,546           8,339                14,481          21,060
                                                              ---------       ---------              --------       ---------
Discontinued operations:
   Net income                                                         -           1,835                   129           3,590
   Gain on disposal                                                   -               -                 2,970               -
                                                              ---------       ---------              --------       ---------
                                                                      -           1,835                 3,099           3,590
                                                              ---------       ---------              --------       ---------
Net income                                                    $   6,546       $  10,174              $ 17,580       $  24,650
                                                              =========       =========              ========       =========

Earnings per share:
Basic:
  Continuing operations                                       $    0.47       $    0.56              $   1.03       $    1.42
  Discontinued operations                                             -            0.12                  0.22            0.24
                                                              ---------       ---------              --------       ---------
  Earnings per share                                          $    0.47       $    0.68              $   1.25       $    1.66
                                                              =========       =========              ========       =========

Diluted:
  Continuing operations                                       $    0.46       $    0.54              $   1.01       $    1.37
  Discontinued operations                                             -            0.12                  0.22            0.23
                                                              ---------       ---------              --------       ---------
  Earnings per share                                          $    0.46       $    0.66              $   1.23       $    1.60
                                                              =========       =========              ========       =========

Number of shares used to compute earnings per share:
  Basic                                                          13,973          14,896                14,118          14,859
                                                              =========       =========              ========       =========
  Diluted                                                        14,194          15,342                14,318          15,378
                                                              =========       =========              ========       =========


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)




                                                                                       July 31,             October 31,
                                                                                         1999                   1998
                                                                                       --------             -----------
                                                                                                (In thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                           $ 11,726               $  7,333
   Trade receivables, net                                                                26,572                 24,426
   Inventories                                                                           34,953                 30,349
   Deferred tax asset                                                                    15,094                 15,057
   Net assets of discontinued operations                                                      -                 29,206
   Other current assets                                                                   8,269                  9,706
                                                                                       --------               --------
      Total current assets                                                               96,614                116,077
                                                                                       --------               --------
Property, plant and equipment, net                                                       38,469                 34,234
Goodwill and other intangibles, net                                                      81,527                 84,308
Deferred tax asset                                                                       57,224                 52,754
Other assets                                                                              8,135                  8,668
                                                                                       --------               --------
                                                                                       $281,969               $296,041
                                                                                       ========               ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts and notes payable                                                          $  9,038               $ 13,005
   Current portion of long-term debt                                                      3,009                  6,958
   Accrued income taxes                                                                  13,878                  8,987
   Other current liabilities                                                             20,676                 17,751
                                                                                       --------               --------
      Total current liabilities                                                          46,601                 46,701
Long-term debt                                                                           56,496                 78,677
Other noncurrent liabilities                                                             22,709                 25,410
                                                                                       --------               --------
      Total liabilities                                                                 125,806                150,788
                                                                                       --------               --------
Contingencies (see Note 7)
Stockholders' equity:
   Common stock, $.10 par value                                                           1,494                  1,491
   Additional paid-in capital                                                           251,020                251,167
   Accumulated other comprehensive loss                                                  (1,008)                  (829)
   Accumulated deficit                                                                  (81,283)               (98,583)
   Treasury stock at cost                                                               (14,060)                (7,993)
                                                                                       ---------              --------
      Total stockholders' equity                                                        156,163                145,253
                                                                                       ---------              --------
                                                                                       $281,969               $296,041
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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                                  July 31,
                                                                                     -------------------------------
                                                                                       1999                     1998
                                                                                     ---------             ---------

Net cash provided by operating activities                                            $  15,289            $    2,510
                                                                                     ---------            ----------
Cash flows from investing activities:
  Acquisitions of businesses                                                                 -               (33,836)
  Disposition of discontinued operations, net                                           28,685                      -
  Costs of disposition                                                                  (3,289)                     -
  Purchases of property, plant and equipment                                            (7,547)              (14,599)
  Sale of securities                                                                     5,419                     -
  Other                                                                                   (386)                    -
                                                                                     ---------             ---------
Net cash provided (used) by investing activities                                        22,882               (48,435)
                                                                                     ---------             ---------
Cash flows from financing activities -- proceeds from (payment of):
  Long-term debt borrowings                                                              8,532                42,691
  Long-term debt payments                                                              (33,989)               (5,155)
  Purchase of treasury stock                                                            (7,345)                    -
  Exercise of warrant                                                                      948                     -
  Dividends on common stock                                                               (280)                    -
  Short-term debt payment                                                               (2,142)                    -
  Other                                                                                    186                   383
                                                                                     ---------             ---------
Net cash provided (used) by financing activities                                       (34,090)               37,919
                                                                                     ---------            ----------
Effect of exchange rate changes on cash and cash equivalents                               312                  (184)
Net increase (decrease) in cash and cash equivalents                                     4,393                (8,190)
Cash and cash equivalents - beginning of period                                          7,333                18,249
                                                                                     ---------             ---------
Cash and cash equivalents - end of period                                            $  11,726             $  10,059
                                                                                     =========             =========

Supplemental disclosure of noncash investing and financing activities:

  Acquisitions:
    Fair value of assets acquired                                                                          $  93,044
    Less, liabilities assumed and acquisition costs                                                          (29,707)
                                                                                                          ----------
                                                                                                           $  63,337
                                                                                                          ==========

  Funded by:
    Cash payments                                                                                          $  33,836
    Issuance of stock and debt                                                                                29,501
                                                                                                           ---------
                                                                                                           $  63,337
                                                                                                           =========





                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)


                                                               Three Months Ended                    Nine Months Ended
                                                                    July 31,                              July 31,
                                                           ---------------------------         ---------------------------
                                                               1999             1998               1999               1998
                                                             --------        --------             -------          -------

Net income                                                   $  6,546         $10,174             $17,580          $24,650

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment                        136            (410)               (294)            (649)
                                                             --------        --------             -------          -------
Comprehensive income                                         $  6,682        $  9,764             $17,286          $24,001
                                                             ========        ========             =======          =======




                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 1.  General

The Cooper Companies, Inc. (the "Company," "Cooper" or "we" and similar pronouns), through its principal subsidiaries, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a range of contact lenses to correct visual defects, specializing in toric lenses that correct astigmatism. Its leading products are disposable-planned replacement toric and spherical lenses. CVI also markets conventional toric and spherical lenses and lenses for patients with more complex vision disorders. CooperSurgical ("CSI") markets diagnostic products, surgical instruments and accessories to the women's healthcare market.

During interim periods, we follow the accounting policies described in our most recent Form 10-K. Please refer to this and to our Annual Report to Stockholders for the fiscal year ended October 31, 1998, when reviewing this Form 10-Q. The results in this report do not necessarily indicate future results.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position as of July 31, 1999 and October 31, 1998, the consolidated results of its operations for the three and nine months ended July 31, 1999 and 1998, and its consolidated cash flows for the nine months ended July 31, 1999 and 1998. Adjustments consist only of normal recurring items except for the $2.7 million reduction to the deferred tax asset valuation allowance recorded in the first nine months of fiscal 1998, as Management believed that Cooper's future results would continue to improve. Certain reclassifications have been applied to the prior periods' financial statements so they will conform to the current year's presentation. None of these reclassifications had any impact on net income.

We adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" at the beginning of fiscal 1999. We also adopted FAS No. 131 "Reporting for Segments of a Business Enterprise" in fiscal 1999. The Company will provide the comparative information for interim periods required by FAS No. 131 beginning in its first quarter of fiscal 2000.

Note 2.  Inventories

                                        July 31,               October 31,
                                          1999                     1998
                                        --------               -----------
                                                  (In thousands)
Raw materials                            $  8,854               $  7,038
Work-in-process                             3,530                  2,964
Finished goods                             22,569                 20,347
                                         --------               --------
                                          $34,953                $30,349
                                          =======                =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 3.  Long-Term Debt


                                                         July 31,      October 31,
                                                           1999            1998
                                                         --------      -----------
                                                              (In thousands)

Promissory notes - Aspect                                $23,117         $27,563
Midland Bank                                              17,444          17,444
KeyBank line of credit                                         -          21,800
Aspect Vision bank loans                                   6,293           6,754
Promissory note - Wesley-Jessen
   Corporation ("W-J")                                       100             574
County of Monroe Industrial
   Development Agency ("COMIDA")
   Bond                                                    2,755           2,880
Capitalized leases                                         9,796           8,620
                                                         -------         -------
                                                          59,505          85,635
Less current installments                                  3,009           6,958
                                                         -------         -------
                                                         $56,496         $78,677
                                                         =======         =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 4.  Earnings Per Share ("EPS")

(In thousands, except per share figures)

                                                     Three Months Ended                     Nine Months Ended
                                                          July 31,                                July 31,
                                                    ----------------------                -----------------------
                                                    1999              1998                1999              1998
                                                    ----              ----                ----              ----
Income from continuing operations                 $  6,546           $ 8,339             $14,481            $21,060
Discontinued operations                                  -             1,835               3,099              3,590
                                                  --------           -------             -------            --------
Net income                                        $  6,546           $10,174             $17,580            $24,650
                                                  ========           =======             =======            =======

Basic:
Weighted average common shares                      13,973            14,896              14,118             14,859
                                                  ========           =======             =======            =======

Basic earnings per share:
  Continuing operations                           $   0.47           $  0.56             $  1.03            $  1.42
  Discontinued operations                                -              0.12                0.22               0.24
                                                  --------           -------             -------            -------
Basic earnings per share                          $   0.47           $  0.68             $  1.25            $  1.66
                                                  ========           =======             =======            =======

Diluted:
Weighted average common shares                      13,973            14,896              14,118             14,859

Add dilutive securities:
Warrants                                                16                58                  27                 60
Options                                                205               388                 173                459
                                                  --------           -------             -------            -------
Subtotal                                               221               446                 200                519
                                                  --------           -------             -------            -------
Denominator for diluted earnings
  per share                                         14,194            15,342              14,318             15,378
                                                  ========           =======             =======            =======

Diluted earnings per share:
  Continuing operations                           $   0.46           $  0.54             $  1.01            $  1.37
  Discontinued operations                                -              0.12                0.22               0.23
                                                  --------           -------             -------            -------
Diluted earnings per share                        $   0.46           $  0.66             $  1.23            $  1.60
                                                  ========           =======             =======            =======


We excluded the following options to purchase Cooper's common stock from the computation of diluted EPS because their exercise prices were above the average market price.

                                               Three Months Ended                        Nine Months Ended
                                                     July 31,                                 July 31,
                                      -------------------------------------       ----------------------------------
                                            1999                 1998                 1999                 1998
                                            ----                 ----                 ----                 ----
Number of shares excluded                   1,142,500               231,250             1,245,833            20,100
                                      ===============       ===============       ===============   ===============
Range of exercise prices              $23.44 - $62.21       $36.91 - $40.38       $20.00 - $62.21            $40.38
                                      ===============       ===============       ===============   ===============


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 5.  Income Taxes

Substantially all of Cooper's valuation allowance against its net deferred tax assets was reversed in fiscal 1998 based on Management's belief that the Company's future results will enable it to utilize the deferred tax assets recorded on its balance sheet.

As a result, the effective tax rate used to record the provision for income taxes of $7.1 million for the nine months ended July 31, 1999 was approximately 33%. In the third quarter, updated projections indicated that the full year effective tax rate ("ETR") would be about 33%, down one percentage point from the second quarter's estimate. As a result, the ETR for the three-month period ended July 31, 1999 was approximately 32%. The net tax benefit in the 1998 three- and nine-month periods of $910,000 and $1.9 million, respectively, included benefits of $1 million and $2.7 million, respectively, from reducing the valuation allowance against net deferred tax assets.

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

HGA's patient revenue was $14.5 million for the three months ended July 31, 1998. For the nine-month period ended July 31, 1998, patient revenue was $42.2 million and for the same period in 1999, it was $20.8 million.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


On April 6, 1999, the Company and the New York Department of Environmental Conservation entered into a voluntary agreement covering the environmental investigation of the site. The investigation is currently underway and will ultimately result in a state-approved mediation. The Company has accrued approximately $500,000 for that purpose. In the opinion of Management, the cost of remediation will not be material when considering amounts previously accrued.

Note 8.  Treasury Stock

In September 1998, Cooper's Board of Directors authorized the purchase of up to one million shares of its common stock. All of these shares have been purchased.

                                                                                        Purchase
                                                                        Shares            Price
                                                                        ------          --------
                                                                              (In thousands)
Purchased and paid for in fiscal 1998                                        486        $  7,993
Purchased in the first quarter of fiscal 1999, paid
   for in the second quarter of fiscal 1999                                  125           1,836
Purchased and paid for in the second quarter of fiscal 1999                  389           5,509
                                                                        --------        ---------
                                                                           1,000          15,338
Reissued in the third quarter of fiscal 1999*                                (83)         (1,278)
                                                                        --------        ---------
                                                                             917         $14,060
                                                                        ========        =========


* Cooper issued 83,333 shares of treasury stock for the exercise of a warrant it issued related to a prior acquisition. Cooper received $948,000 for this warrant. The balance of $330,000 was charged against additional paid in capital.

Note 9.  Generally Accepted Accounting Principles Issued But Not Adopted

In April 1998, The American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP broadly defines start-up activities and requires that they be expensed as incurred. It is effective for financial statements for fiscal years beginning after December 15, 1998. Any deferred start-up activities on the balance sheet at the adoption of the SOP are to be expensed as a cumulative effect of a change in accounting principle. Cooper will adopt the SOP as required in the first quarter of fiscal year 2000 and believes that the impact of such adoption on net income will not be materially in excess of $700,000. The Company's current policy is to defer start-up activities as appropriate and amortize them over 12 months on a straight-line basis.

Note 10.  Authorized Shares of Common Stock

At their March 18, 1999 Annual Meeting, Cooper's shareholders approved an increase in the number of authorized shares of its common stock to 40 million.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)


Note 11.  Cash Dividends

On May 20, 1999, Cooper announced that it intends to pay an annual cash dividend on its common stock of 8 cents per share, payable in quarterly installments of 2 cents per share. On July 5, 1999, we paid the first quarterly dividend, and on August 26, 1999, we announced that we will pay the second quarterly installment on October 5, 1999 to stockholders of record on September 15, 1999.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Note numbers refer to "Notes to Consolidated Condensed Financial Statements" beginning on page 7 of this report.

FORWARD-LOOKING STATEMENTS: This Form 10-Q contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 including statements about Cooper's capital resources, anticipated revenue growth, operating results and market conditions. Since the outcome of forward-looking statements is uncertain, risky and, indeed, may not occur, investors should not rely on them to predict the future.

To identify forward-looking statements, look for words like "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates", and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. These necessarily depend on assumptions, data or methods that may be incorrect or imprecise.

Events that could cause actual results and future actions to differ materially from those described by or contemplated in the forward-looking statements include, but are not limited to, major changes in business conditions and the economy, loss of key senior management, major disruptions in the operations of Cooper's manufacturing facilities, new competitors or technologies, significant disruptions caused by third parties failing to address the year 2000 issue or by unforeseen delays in completing our year 2000 compliance program, acquisition integration costs, foreign currency exchange exposure including the potential impact of the Euro, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, significant environmental clean-up costs above those already accrued, litigation costs, costs of business divestitures, and other factors described in Cooper's Securities and Exchange Commission filings, including the "Business" section in our Annual Report on Form 10-K for the year ended October 31, 1998.

Cooper cautions investors not to rely unduly on forward-looking statements. They reflect our analysis only on their stated date.

                              RESULTS OF OPERATIONS

This section focuses on our income statement and compares our operating results from continuing operations for the third fiscal quarter and nine months of 1999 with those for the same periods of 1998. You will find a discussion of our cash flows and our current financial condition beginning on page 19 in the section headed "Capital Resources and Liquidity."

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

Our consolidated revenue grew $3.7 million (9%) in the third quarter and $13.6 million (13%) in the nine-month period:

                          Three Months Ended                                  Nine Months Ended
                                July 31,                                            July 31,
               --------------------------------------              ---------------------------------------
                1999           1998           % Incr.               1999            1998           % Incr.
               ------         ------          -------              ------          ------          -------
                                                     ($ in millions)
CVI            $  35.9        $  32.5          11%                 $  98.4         $  85.8           15%
CSI                7.5            7.2           4%                    21.7            20.7            5%
               -------        -------                              -------         -------
               $  43.4        $  39.7           9%                 $ 120.1         $ 106.5           13%
               =======        =======                              =======         =======


CVI REVENUE: CVI's worldwide core business, which we define as all revenue other than original equipment manufacturer ("OEM") sales to other contact lens suppliers, grew 15% in both the three- and nine-month periods:

                                                  % Change                                   % Change
                            Third                 from Third         Nine                    from Nine
                           Quarter      %           Quarter         Months          %          Months
Segment                     1999      Total           1998           1999         Total       of 1998
-------                   --------    -----       -----------      --------       -----      ----------
                                                         ($ In millions)
U.S.                      $22.5         63%             22%         $59.1           60%           16%
International              11.7         32%              3%          32.5           33%           12%
                          -----       -----                         -----         -----
Core Business              34.2         95%             15%          91.6           93%           15%
OEM                         1.7          5%            (36%)          6.8            7%           15%
                          -----       -----                         -----         -----
Total                     $35.9        100%             11%         $98.4          100%           15%
                          =====       =====                         =====         =====

CVI's core product sales in the U.S. grew 22% in the third quarter and 16% through nine months. The market grew an estimated 1% during the first half of the calendar year as indicated by a contact lens industry market research audit for the second calendar quarter. CVI believes that through fiscal nine months, it gained one market share point in the U.S. to 8 percent. International core revenue--sales in countries outside the United States plus exports from the U.S.--grew 3% during the quarter and 12% over the nine-month period a year ago.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Strong sales of toric contact lenses to correct astigmatism, including new products, grew 24% in both fiscal periods and continued to drive CVI's core business sales in the U.S. This is more than three times the growth of that market segment reported in the most recent market audit. We believe that CVI, with a 27% share, is now the leader in this market segment.

CVI's International sales grew 3% in the third quarter and 12% year to date. Our Canadian and Italian businesses both generated strong sales in the third quarter, and the rollout of new products continued in Europe. These include CVI's line of toric lenses, the Frequency Aspheric lens and Frequency 55 UV, which contains an ultra violet light blocking agent. In Japan, CVI's partner, Rohto Pharmaceuticals, Inc., launched CVI spherical and toric lenses under the Rohto i.Q trade name. With the exception of the United Kingdom, CVI believes that it is gaining market share in each of the world's top ten contact lens markets.

OEM sales decreased 36% in the third quarter, reducing the nine-month increase to 15%. We expect the current shift away from OEM and toward higher margin branded products to continue.

CSI REVENUE: CSI's third quarter revenue grew 4% and is up 5% year to date. In July, CSI announced that it had agreed with 3M (NYSE: MMM) and Matria Healthcare Inc. (NASDAQ: MATR) to co-market its FemExam pH and Amines Test Card in the United States, and that the American Medical Association had awarded the FemExam Card an additional third party reimbursement code. The FemExam Card is an accurate, convenient point of care diagnostic test used to help determine if a vaginal infection is bacterial or fungal. In early August, CSI and BioStar, Inc., a Thermo Electron Corporation (NYSE: TMO) subsidiary, agreed to co-market three additional in-office tests for vaginitis. All four tests are being developed under CSI's licensing agreement with Litmus Concepts, Inc., an emerging in vitro diagnostic company. In the United States, vaginitis accounts for about 13 million physician office visits and about 10 million clinic visits.

COST OF SALES/GROSS PROFIT: Gross profit as a percentage of sales ("margin") was as follows:

                                                 Margin %                                 Margin %
                                           Three Months Ended                        Nine Months Ended
                                                 July 31,                                July 31,
                                            ---------------------                 --------------------
                                            1999             1998                 1999            1998
                                            ----             ----                 ----            ----
 CVI                                          67               64                   65              65
 CSI                                          56               55                   56              55
 Consolidated                                 65               63                   64              63

CVI's margin continues to improve from the atypically low 60% reported in the fourth quarter of 1998, when it spent about $1.7 million to improve efficiency, rationalize manufacturing, expand capacity and fill back orders. The 67% margin reported in the third quarter of 1999 is two percentage points higher than the second quarter of 1999 and four points ahead of the first

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


quarter. Gross profit of $24.1 million was 15% above 1998's third quarter. The gross profit improvement reflects cost reduction projects begun last year at our U.K. manufacturing site. In addition, capacity constraints have been eliminated, production yields have improved, customer service levels have improved and staffing levels are returning to normal. We believe that continued cost reductions will result in improving margins during the remainder of fiscal 1999 and beyond, aside from any major changes in product mix.

CSI's margins continue to improve, primarily reflecting continued manufacturing efficiencies associated with Marlow and Unimar products. Unless we make a large acquisition of lower-margin products, we anticipate that recently launched and future proprietary products will, after an initial start-up period, drive continued margin improvement at CSI.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSE:

                                   Three Months Ended                            Nine Months Ended
                                        July 31,                                       July 31,
                     ------------------------------------------          --------------------------------------
                       1999              1998           % Incr.            1999          1998           % Incr.
                     --------          --------         -------          --------      --------         -------
                                                             ($ in millions)
CVI                  $11.9              $  9.4            28%            $34.2          $27.6             24%
CSI                    2.3                 3.0           (25%)             7.1            7.6             (6%)
HQ/Other               1.8                 1.6            13%              4.5            5.0            (10%)
                      -----             ------                           -----          -----
                      $16.0              $14.0            15%            $45.8          $40.2             14%
                      =====             ======                           =====          =====


SG&A expense was up 15% and 14% in the three- and nine-month periods. At CVI, we have been and continue to engage in investment spending in the sales and marketing arena to launch new products worldwide. We expect that this level of spending will decrease going forward, as we realize the benefit of the annuity stream created by adding new astigmatic patients to our wearer base. Conversely, SG&A at CSI has decreased by 25% and 6% in the three- and nine-month periods, respectively, as CSI's investment spending program to launch its new products occurred primarily in 1998's third quarter. Our headquarters costs are down 10% on a year-to-date basis, although up by $200,000 in the third quarter. We continue to anticipate that headquarters expenses for the full year will be decreased from the fiscal 1998 levels.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSE: We expect that R&D spending will remain at a low percentage of sales because we are focusing on acquiring products that will not require large expenditures of time or money before introduction.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


OPERATING INCOME: Operating income improved by $1.5 million or 16% and $3.3 million or 14% in the three- and nine-month periods:


                                     Three Months Ended                             Nine Months Ended
                                          July 31,                                         July 31,
                         ----------------------------------------------  --------------------------------------
                          1999            1998          Incr.             1999            1998            Incr.
                         ------          ------         -----            ------          ------           -----
                                                            ($ in millions)

   CVI                    $11.4            $10.7        $  0.7             $27.9           $26.2         $  1.7
   CSI                      1.3              0.3           1.0               3.0             1.9            1.1
   Headquarters            (1.8)            (1.6)         (0.2)             (4.5)           (5.0)           0.5
                          -----           ------        ------             -----           -----         ------
                          $10.9           $  9.4        $  1.5             $26.4           $23.1         $  3.3
                          =====           ======        ======             =====           =====         ======


INTEREST EXPENSE: Interest expense in the third quarter of 1999 of $1.3 million was down 14% from 1998's third quarter, reflecting debt payments we made at the end of the second quarter with proceeds from the sale of HGA. (See "Risk Management.") On a year-to-date basis, interest expense is up 11% primarily reflecting debt we incurred to fund the acquisition of Aspect, our investment in Litmus Concepts, Inc. and our stock repurchase program. In September 1998, our Board of Directors authorized us to purchase up to one million of our common shares. We have completed the purchase at an average price of $15.34 per share. About half of the shares were purchased in each of fiscal 1998 and fiscal 1999.

OTHER INCOME, NET: 1998's nine-month period includes a net foreign exchange gain of about $500,000, which was predominantly driven by a one-time gain of $850,000 reflecting weakness in the Pound Sterling occurring before we implemented our hedging program. We do not expect transactions resulting in gains of this magnitude to recur. Through July 31, 1999, we have incurred a net foreign exchange loss of $284,000.

PROVISION FOR INCOME TAXES: In the fourth quarter of fiscal 1998, we recorded a large tax benefit, reflecting the remaining anticipated value of our $184 million of net operating loss carryforwards ("NOLs"). As a result, in fiscal 1999, we are reporting our provision for income taxes as if we were a taxpayer with no NOLs, based on our estimate of the effective tax rate ("ETR") for the full fiscal year. In the third quarter, updated projections indicated that our full year ETR would be about 33%, down one percentage point from the previous quarter's estimate. As a result, our ETR for the three-month period ended July 31, 1999 was approximately 32%.

We have recently implemented a global tax plan to minimize both the taxes reported in our income statement and the actual taxes we will have to pay once the benefits of our NOLs are fully utilized. Based on a preliminary assessment, we expect to reduce our ETR to approximately 30% over the next several years. This plan could possibly extend the cash flow benefits of the NOLs through 2003, assuming no major acquisitions or large stock issuances. We expect that actual payments for taxes will be about 10% of pretax profits throughout this period.

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

In January 1999, we completed the sale of a portion of HGA for $5 million in cash and trade receivables. On April 15, 1999, we sold the remainder of HGA to Universal Health Services, Inc. for $27 million at closing plus up to $3 million if certain contingent events occur. Through July 31, 1999, we have recorded gains on the disposals of $3 million, reflecting adjustments to the loss estimated in 1998.

EARNINGS PER SHARE: In fiscal 1998, we accounted for the remaining tax benefits expected from using our NOLs. Beginning in fiscal 1999, therefore, we provide for income taxes rather than reflect tax benefits. Our historical earnings per share is as follows: (See Note 4 for calculations of these amounts.)


                                                Three Months Ended                           Nine Months Ended
                                                     July 31,                                     July 31,
                                            -------------------------------           ----------------------------
                                              1999             1998                     1999               1998
                                            --------         --------                 --------           ---------

Basic:
  Continuing operations                       $  0.47          $  0.56                  $  1.03            $  1.42
  Discontinued operations                           -             0.12                     0.22               0.24
                                           ----------         --------                 --------           --------
  Earnings per share                          $  0.47          $  0.68                  $  1.25            $  1.66
                                              =======          =======                  =======            =======

Diluted:
  Continuing operations                       $  0.46          $  0.54                  $  1.01            $  1.37
  Discontinued operations                           -             0.12                     0.22               0.23
                                           ----------         --------                 --------           --------
  Earnings per share                          $  0.46          $  0.66                  $  1.23            $  1.60
                                              =======          =======                  =======            =======


The change in reporting income taxes discussed above causes material inconsistencies when comparing earnings per share for the fiscal 1999 and 1998 periods presented in this report. To present earnings per share on a consistent basis, we have tax effected the 1998 per share amounts that follow on a pro forma basis. Diluted earnings per share from continuing operations for 1999's third quarter increased 59% to 46 cents from the comparable fully taxed pro forma 29 cents for the same period in 1998. The comparable nine-month figures were $1.01 and 75 cents, an increase of 35%. Results for the 1998 periods reflect a 40% ETR on income from continuing operations before income taxes to arrive at pro forma net income.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


                          CAPITAL RESOURCES & LIQUIDITY

While we continue to grow our business, we are also strengthening our balance sheet:

     Cash and cash equivalents has increased 60% to $11.7 million since the end of fiscal 1998.

     Our ratio of debt to equity has decreased from 0.6:1 at the end of fiscal 1998 to 0.4:1 at July 31, 1999.

     Debt now represents about 28% of our total capitalization, down from 38% at October 31, 1998.

     Our cash/debt picture has trended positively in fiscal 1999 from the end of fiscal 1998:



                                                                                         Net
                                             Cash                  Debt                  Debt
                                             ----                  ----                  ----
                                                             (In millions)

     October 31, 1998                      $  7.3                 $90.2                 $82.9
     July 31, 1999                         $ 11.7                 $62.0                 $50.3


     Our diluted cash flow per share, which we define as pretax income from continuing operations plus depreciation and amortization, increased 24 cents, to 81 cents in the third quarter and 36 cents, to $1.90 for the nine-month period.

In fiscal 1998 and in the first half of 1999, we invested in the expansion of both our U.K. and our U.S. manufacturing capacity, and we continue through the third quarter of 1999 to invest significantly in sales and marketing costs to launch new products. We expect that our sales will continue to grow and that the rate of our build of new product inventory will level out and then decrease. We also anticipate that our reduced level of investment in manufacturing capacity will continue.

OPERATING CASH FLOWS: In the first nine months of fiscal 1999, we generated $15.3 million in cash from operating activities, or six times the $2.5 million generated in the comparable period last year. Each quarter has been solidly ahead of last year:

                                        1999                   1998
                                        ----                   ----
                                               (In millions)

Q1                                    $ (3.4)                $ (7.0)
Q2                                       9.2                    3.2
Q3                                       9.5                    6.3
                                       -----                 ------
Nine months                            $15.3                 $  2.5
                                       =====                 ======


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


The increase primarily reflects improved operating results plus the fact that our investment in inventory and receivables, while continuing to increase, is doing so at a slower rate. Pending a large acquisition or similar transaction that could temporarily skew our results, we expect to generate positive cash flow from operating activities each quarter other than our first quarter. Historically, we have experienced negative operating cash flow in our first quarter due to the timing of payments to settle disputes, inventory builds and bonus payments. Going forward, we expect that cash flows from operating activities will be sufficient to fund both our operating needs and capital expenditure requirements.

INVESTING CASH FLOWS: Our investing cash flows have swung dramatically from an outflow of $48.4 million to an inflow of $22.9 million. In addition, we spent approximately $7.3 million in fiscal 1999 to repurchase shares of our common stock (see Note 8). Approximately $7 million of this change reflects reduced capital spending on manufacturing capacity, as we have now balanced our supply and demand for contact lenses and are no longer manufacturing constrained. As a result, our capital expenditures have decreased to $7.5 million this year vs. $14.6 million in the first nine months of 1998. The balance of the difference is associated with one-time transactions: In 1998, we spent a total of $33.8 million to acquire Aspect and two smaller acquisitions. In the current year, we received cash of $25.4 million net of costs from our disposition of HGA.

FINANCING CASH FLOWS: Whereas in 1998 we borrowed money to fund the Aspect acquisition, in 1999 we paid a large portion back upon our disposition of HGA. Accordingly, our cash flows from financing activities were a net reduction of $34.1 million this year and a net increase of $37.9 million last year.

OUTLOOK: We believe that cash on hand of $11.7 million plus cash generated from operating activities will fund future operations, including capital expenditures and pay cash dividends (see Note 11). We may need additional funds for acquisitions and other strategic alliances. At July 31, 1999, we had over $25 million available under the KeyBank line of credit, and we anticipate that additional financing would be available as required.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Proceeds from the sale of HGA were used to pay down debt carrying an average interest rate of approximately 7%. Total debt was reduced to $62 million at July 31, 1999 from $90.2 million at October 31, 1998:


                                    July 31, 1999             October 31, 1998
                                    -------------             ----------------
                                                  (In millions)

Short term                               $  5.5                      $ 11.5
Long term                                  56.5                        78.7
                                         ------                      ------
Total                                    $ 62.0                      $ 90.2
                                         ======                      ======


On an annualized basis the debt reduction would result in a decrease in interest expense of approximately $2 million, assuming we do not raise debt for other purposes.

YEAR 2000: The year 2000 ("Y2K") problem exists today because programmers who developed computer systems and applications over the past few decades used two digit date codes to designate the year. This creates a problem in the year 2000 in that many systems will recognize "00" as the year 1900 rather than 2000 and, if not fixed, may abort or produce erroneous data once the year 2000 arrives.

We have completed an in-depth review of the financial and operational systems at each of our business units and have implemented a Y2K compliance program to confirm that all critical business systems, software and equipment that consider and process date-related information will continue to function properly after December 31, 1999. Final testing of critical systems has begun, and we anticipate that our Y2K project will be substantially completed by September 30, 1999.

We initiated compliance programs in 1995 to modify our proprietary software, and many of the required changes have been completed. Recently purchased software requires only minimal modification, and we are endeavoring to ensure that any new software purchased will be Y2K compliant. We have used both internal and external resources to reprogram, or replace, and test our software for Y2K modifications.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded


We have or are currently working to ensure Y2K compliance of all business systems and do not anticipate material Y2K problems. We also have or are currently communicating with vendors to determine their Y2K compliance and to date are not aware of any third party Y2K issues that could materially affect operations.

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

Based on our Y2K assessment, we anticipate that the cost to upgrade or replace our programs, systems and equipment will not materially affect our financial position. We currently estimate that expenditures of approximately $500,000, including capital, will be required for us to be Y2K compliant. Approximately $380,000 has been expended to date.

TRADEMARKS: The following trademarks italicized in this report are owned by, licensed to or distributed by The Cooper Companies, Inc., its subsidiaries or affiliates: FemExam'r' TestCard System'TM', Hyskon'r', Marlow'TM' and Unimar'r'.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 3. Quantitative and Qualitative Disclosure About Market Risk


See Capital Resources and Liquidity under "Risk Management" in Item 2 of this report for a discussion of debt paid down in fiscal 1999.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.


   Exhibit
   Number                     Description
   ------                     -----------

   11*                        Calculation of Earnings Per Share.
   27                         Financial Data Schedule for the nine months ended July 31, 1999.


* The information called for in this exhibit is provided in Footnote 4 to the Consolidated Condensed Financial Statements in this report.


   (b) The Company filed the following reports on Form 8-K during the period May 1, 1999 to July 31, 1999.

   Date of Report             Item Reported
   --------------             -------------

   April 29, 1999             Item 5.  Other Events.
   May 27, 1999               Item 5.  Other Events.
   July 13, 1999              Item 5.  Other Events.


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             The Cooper Companies, Inc.
                                       _________________________________________
                                                   (Registrant)



Date: September 13, 1999                            /s/ Robert S. Weiss
                                       _________________________________________
                                        Executive Vice President, Treasurer and
                                          Chief Financial Officer

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




                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'