Form 10-K405
period 1999-10-31
COOPER COMPANIES INC
filed 2000-01-28
CIK 711404

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             ----------------------
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999 COMMISSION FILE NO. 1-8597
                             ----------------------
                           THE COOPER COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                             ----------------------

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

                                  925-460-3600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                             ----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                              ON WHICH REGISTERED
Common Stock, $.10 Par Value, and                      New York Stock Exchange
         associated Rights                                Pacific Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999: Common Stock, $.10 Par Value -- $413,012,274.

         Number of shares outstanding of the registrant's common stock, as of December 31, 1999: 14,063,223.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                         DOCUMENT                             PART OF FORM 10-K
Portions of the Annual Report to Stockholders for the          Parts I and II
  fiscal year ended October 31, 1999
Portions of the Proxy Statement for the Annual                 Part III
  Meeting of Stockholders to be held March 28, 2000

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

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

FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. To identify forward-looking statements, look for words like "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. These, and all forward-looking statements, necessarily depend on assumptions, data or methods that may be incorrect or imprecise.

         Events, among others, that could cause actual results and future actions to differ materially from those described by or contemplated in the forward-looking statements include major changes in business conditions and the economy, loss of key senior management, major disruptions in the operations of Cooper's manufacturing facilities, new competitors or technologies, significant disruptions caused by third parties failing to address the year 2000 issue, or by problems with our year 2000 compliance program, the impact of an undetected virus on our computer systems, acquisition integration costs, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, significant environmental clean-up costs above those already accrued, litigation costs, costs of business divestitures, and other factors described in Cooper's Securities and Exchange Commission filings, including the "Business" section in this Form 10-K for the year ended October 31, 1999 and the related portions of the Company's 1999 Annual Report to Stockholders ("1999 Annual Report") incorporated here by reference. The 1999 Annual Report is included as Exhibit 13 to this Form 10-K.

GENERAL DESCRIPTION AND DEVELOPMENT OF BUSINESSES

         The information required for this item is incorporated here by reference to the caption "Letter to Shareholders" and the additional "CooperVision" section in the 1999 Annual Report.

RESEARCH AND DEVELOPMENT

         Company-sponsored research and development expenditures during the fiscal years ended October 31, 1999, 1998 and 1997 were $2 million, $1.9 million and $1.7 million, respectively. During fiscal 1999, CooperVision spent about 52% and CooperSurgical spent about 48% of the total. Cooper did not conduct any customer-sponsored research and development programs.

         Cooper employs 28 people in its research and development and manufacturing engineering departments. Outside specialists in lens design formulation science, polymer chemistry, microbiology and biochemistry support product development and clinical research for CooperVision products. CooperSurgical conducts research and development in-house and also employs outside surgical specialists, including members of its surgical advisory board.

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

         In connection with some of Cooper's new products, it can submit an expedited procedure known as a 510(k) application for premarket notification to the FDA. Any product that can demonstrate that it is substantially equivalent to another device marketed before May 28, 1976 can use this procedure. If the new product is not substantially equivalent to a preexisting device or if the FDA rejected a claim of substantial equivalence, FDA approval to market would require extensive preclinical and clinical testing. This would increase the cost and would delay product marketing substantially.

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

MARKETING AND DISTRIBUTION

         In the United States, Canada and certain European countries, CVI markets its products through its field sales representatives, who call on ophthalmologists, optometrists, opticians and optical chains. In the United States, field sales representatives also call on distributors. In Japan and certain European counties, CVI uses distributors and has given them the exclusive right to market our products.

         CSI's products are marketed worldwide by a network of field sales representatives and distributors. In the United States, Cooper augments its sales and marketing activities by employing telemarketing, direct mail, advertising in professional journals, and CSI uses a direct mail catalog.

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

SEASONALITY

         CVI's contact lens sales in the first fiscal quarter are generally lower than subsequent quarters, as fewer patients visit practitioners during the holiday season.

COMPLIANCE WITH ENVIRONMENTAL LAWS

         Federal, state and local provisions that regulate the discharge of materials into the environment, or relate to the protecting of the environment, do not currently materially effect Cooper's capital expenditures, earnings or competitive position. See "Environmental" in Note 11 of Notes to Consolidated Financial Statements of the Company included in the 1999 Annual Report, regarding certain anticipated remediation costs, which is incorporated here by reference.

WORKING CAPITAL

         Cooper's businesses have not required any material working capital arrangements in the past five years.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

         The information required for this item is incorporated here by reference to Note 12 "Business Segment Information" of Notes to Consolidated Financial Statements of the Company included in the 1999 Annual Report.

EMPLOYEES

         On October 31, 1999, Cooper employed approximately 1,750 persons. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

         The following are the principal facilities of Cooper as of October 31, 1999:

                                                                   APPROXIMATE       OWNED
                                                                    FLOOR AREA         OR            LEASE
            LOCATION                     OPERATIONS                  (SQ. FT.)       LEASED        EXPIRATION
            --------                     ----------                ------------      ------        ----------
United States
         Pleasanton, CA               Executive Offices               13,700         Leased        Sept. 2000
         Irvine, CA                   Executive Offices, CVI
                                      Offices, Distribution
                                      and Customer Service            17,500         Leased        Jan. 2000
         Huntington Beach, CA         CVI Manufacturing &
                                      Technical Offices               20,600         Leased        March 2002
         Fairport, NY                 CVI Administrative
                                      Offices & Marketing             23,500         Leased        April 2003
         Scottsville, NY              CVI Manufacturing
                                      and Research                    49,500         Owned         N/A
         Henrietta, NY                CVI Distribution
                                      and Warehouse Facility          56,000         Leased        Feb. 2003
         Shelton, CT                  CSI Manufacturing,
                                      Research and
                                      Development, Marketing,
                                      Distribution and
                                      Warehouse Facilities            35,000         Leased        April 2002

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

ITEM 3.  LEGAL PROCEEDINGS.

         The information required for this item is incorporated here by reference to "GT Labs" in Note 11 of Notes to Consolidated Financial Statements of the Company included in the 1999 Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of fiscal 1999, the Company did not submit any matters to a vote of the Company's security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required for this item is incorporated here by reference to the caption "Quarterly Common Stock Price Range" in the 1999 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required for this item is incorporated here by reference to the caption "Five Year Financial Highlights" in the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required for this item is incorporated here by reference to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is primarily exposed to market risks that relate to changes in interest rates, foreign currency fluctuations and in the market value of its long-term debt obligations. The Company's policy is to minimize, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into interest rate swaps and foreign currency forward exchange contracts, respectively. In general, the Company does not enter into derivative financial instrument transactions for speculative purposes. Additional information for this item is included under the caption "Derivatives" in Note 1 "Summary of Significant Accounting Policies" and in Note 7 "Financial Instruments" in the 1999 Annual Report, which is incorporated here by reference.

LONG-TERM DEBT

         Proceeds from the sale of HGA were used to pay down debt carrying an average interest rate of approximately 7%. Total debt was reduced to $62 million at October 31, 1999 from $90.2 million at October 31, 1998:


                                    October 31, 1999          October 31, 1998
                                    ----------------          ----------------
                                                   (In millions)
Short term                                $ 4.9                     $11.5
Long term                                  57.1                      78.7
                                          -----                     -----
Total                                     $62.0                     $90.2
                                          =====                     =====

         On an annualized basis the debt reduction would result in a decrease in interest expense of approximately $2 million, assuming we do not raise debt for other purposes.

         The following table sets forth as of October 31, 1999, the Company's long-term debt obligations, excluding capitalized leases, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value.


                                                       Expected Maturity Date - Fiscal Year
                                    ----------------------------------------------------------------------------
                                                                                      There-               Fair
                                    2000      2001      2002      2003      2004      after     Total      Value
                                    ----      ----      ----      ----      ----      -----     -----      -----
($ in Millions)
Long-term Debt
    Fixed interest rate ($US)       $  --     $  --     $  --     $23.4     $  --     $  --    $ 23.4      $ 23.4
      Average interest rate         8.00%     8.00%     8.00%     8.00%       --%        --
    Variable interest rate ($US)    $ 0.5     $ 0.6     $ 0.5     $22.1     $ 0.6     $ 2.3    $ 26.6      $ 26.6
      Average interest rate         6.32%     6.34%     6.36%     6.12%     5.72%     5.66%

INTEREST RATE EXPOSURES

         The Company enters into interest rate swap agreements to minimize the impact of changes in interest rates on its variable rate long-term debt obligations. The Company currently has three interest rate swap agreements on a total of $24.3 million of its outstanding variable rate debt obligations. These instruments have the effect of converting variable rate instruments to fixed rate instruments. The interest rate swap agreements assure that the Company will pay 6.19%, 4.88% and 7.13% on the aforementioned $24.3 million long-term debt obligations for the periods ending November 2002 (principal amount $17.4 million), January 2012 (principal amount $2.7 million) and April 2003 (principal amount $4.2 million), respectively. The table below shows the notional amount and weighted average interest rates of each of the Company's interest rate swaps by maturity. The receive rate is based on October 31, 1999 rates, and projected based on the consumer price index. Notional amounts are used to calculate the contractual payments to be made under the contracts.


                                                    Notional Amounts Maturing in Fiscal Year
                                     --------------------------------------------------------------------------
                                                                                      There-              Fair
                                     2000     2001      2002      2003      2004      after     Total     Value
                                     ----     ----      ----      ----      ----      -----     -----     -----
($ in Millions)
Interest rate swaps
    Variable to fixed ($US)          $  --    $  --     $  --     $17.4     $  --     $  --     $17.4     $17.2
    Average pay rate                 6.19%    6.19%     6.19%     6.19%                         6.19%
    Average receive rate             5.48%    5.62%     5.77%     5.92%                         5.70%
    Variable to fixed ($US)          $ 0.2    $ 0.2     $ 0.3     $ 0.3     $ 0.3     $ 1.4     $ 2.7     $ 2.7
    Average pay rate                 4.88%    4.88%     4.88%     4.88%     4.88%     4.88%     4.88%
    Average receive rate             4.82%    4.95%     5.08%     5.21%     5.35%     6.01%     5.65%
    Variable to fixed ($US)          $  --    $  --     $  --     $ 4.2     $  --     $  --     $ 4.2     $ 4.3
    Average pay rate                 7.13%    7.13%     7.13%     7.13%                         7.13%
    Average receive rate             5.92%    6.07%     6.23%     6.39%                         6.15%

FOREIGN CURRENCY EXPOSURES

         The Company uses forward exchange contracts to minimize the effect of foreign currency fluctuations on its long-term debt obligations denominated in Great Britain Pounds ("GBP"), incurred to fund a portion of the Company's acquisition of Aspect Vision Care Ltd. (see caption "Aspect Acquisition" in Note 2 "Acquisitions" in the 1999 Annual Report, which is incorporated here by reference). The following table provides information on the Company's foreign currency forward exchange contracts. The information is provided in U.S. Dollar equivalent amounts, which is the way it is presented in the Company's financial statements. The table shows the notional amounts at the contract exchange rates and the weighted average contractual foreign currency exchange rates by expected maturity dates.


                                                       Notional Amounts Maturing in Fiscal Year
                                            -------------------------------------------------------------------
                                                                                         There-           Fair
                                            2000    2001     2002     2003     2004      after   Total    Value
                                            ----    ----     ----     ----     ----      -----   -----    -----
Foreign Contracts to Buy GBP:
  Notional amount (in millions)             $ 1.8  $ 3.5    $ 8.4    $23.4     $ --      $  --   $37.1    $37.0
  Average contractual exchange rate         $1.61  $1.62    $1.63    $1.63     $ --      $  --   $1.63
  Foreign contracts to sell GBP:
    Notional amount (in millions)           $ 1.8  $  --    $  --    $  --     $ --      $  --   $ 1.8    $ 1.8
    Average contractual exchange rates      $1.64  $  --    $  --    $  --     $ --      $  --   $1.64
  Foreign contracts to sell Canadian $:
    Notional amount (in millions)           $ 0.9  $  --    $  --    $  --     $ --      $  --   $ 0.9    $ 0.9
    Average contractual exchange rate:      $0.68  $  --    $  --    $  --     $ --      $  --   $0.68


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required for this item is incorporated here by reference to the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Comprehensive Income," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Two Year Quarterly Financial Data" in the 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information included under the heading "Election of Directors" and "Executive Officers of the Company" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 28, 2000 (the "2000 Proxy Statement") is incorporated by reference with respect to each of the Company's directors and the executive officers who are not also directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information included under the subheadings "Executive Compensation" and "Compensation of Directors" of the "Election of Directors" section of the 2000 Proxy Statement is incorporated by reference with respect to the Company's chief executive officer, the four other most highly compensated executive officers of the Company and the Company's directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information included under the subheadings "Securities Held by Management" and "Principal Security Holders" of the "Election of Directors" section of the 2000 Proxy Statement is incorporated by reference with respect to certain beneficial owners, the directors and management.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required for this item is incorporated here by reference to the heading "Aspect Acquisition" in Note 2 "Acquisitions" in the 1999 Annual Report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  Documents filed as part of this report:

              1.  Accountants' Consent and Report on Schedule.

              2. Financial Statement Schedule of the Company.

                    SCHEDULE
                    NUMBER                  DESCRIPTION
                    --------                -----------
                    Schedule II             Valuation and Qualifying Accounts

              3.  Exhibits

                  The exhibits listed on the accompanying Exhibit Index are
              filed as part of this report.

                  All other schedules which are included in the applicable
              accounting regulations of the Securities and Exchange Commission are not required here because they are not applicable.

         (b) Reports filed on form 8-K at end of Exhibit List:

              Cooper filed the following reports on Form 8-K during the period August 1, 1999 through October 31, 1999.

             August 9, 1999--Item 5.  Other Events.
             August 26, 1999--Item 5.  Other Events.
             October 4, 1999--Item 5.  Other Events.

                   ACCOUNTANTS' CONSENT AND REPORT ON SCHEDULE

The Board of Directors
THE COOPER COMPANIES, INC.

         The audits of the consolidated financial statements of The Cooper Companies, Inc. and subsidiaries referred to in our report dated December 9, 1999, which is incorporated herein by reference, included the related financial statement schedule for each of the years in the three-year period ended October 31, 1999 as listed in Item 14 of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         We consent to incorporation by reference in Registration Statement Nos. 33-50016, 33-11298, 333-22417, 333-25051, 333-27639 and 333-80795 on Forms S-3
and Registration Statement Nos. 333-10997, 33-27938, 33-36325, 33-36326 and
333-58839 on Forms S-8 of The Cooper Companies, Inc. of our reports dated December 9, 1999, relating to the consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 1999 and 1998 and the related consolidated statements of income, comprehensive income and cash flows for each of the years in the three-year period ended October 31, 1999, and related schedule, which reports appear in or are incorporated by reference to the October 31, 1999 Annual Report on Form 10-K of The Cooper Companies, Inc.

                                    KPMG LLP

San Francisco, California
January 27, 2000

                                                                     SCHEDULE II

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31, 1999

                                                                           ADDITIONS
                                                        BALANCE AT        CHARGED TO      (DEDUCTIONS)/      BALANCE
                                                         BEGINNING         COSTS AND        RECOVERIES/       AT END
                                                           OF YEAR          EXPENSES          OTHER (1)      OF YEAR
                                                           -------          --------          ---------      -------
                                                                                  (IN THOUSANDS)
Allowance for doubtful accounts:
         Year ended October 31, 1999......................$  1,087          $    321           $  (272)     $  1,136
                                                          ========          ========           =======      ========
         Year ended October 31, 1998......................$    721          $    283           $    83      $  1,087
                                                          ========          ========           =======      ========
         Year ended October 31, 1997......................$    716          $    155           $  (150)     $     72
                                                          ========          ========           =======      ========

(1) Principally uncollectible accounts written off, net of amounts recovered that were previously written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2000.

                                        THE COOPER COMPANIES, INC.

                                        By: /s/ A. THOMAS BENDER
                                        --------------------------
                                             A. THOMAS BENDER
                                        PRESIDENT, CHIEF EXECUTIVE
                                           OFFICER AND DIRECTOR

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

            SIGNATURE                             CAPACITY                                  DATE
            ---------                             --------                                  ----
     /s/ ALLAN E. RUBENSTEIN           Chairman of the Board of Directors             January 28, 2000
-----------------------------------
        (ALLAN E. RUBENSTEIN)

     /s/ A. THOMAS BENDER              President, Chief Executive Officer             January 28, 2000
-----------------------------------      and Director
        (A. THOMAS BENDER)

     /s/ ROBERT S. WEISS               Executive Vice President, Treasurer,           January 28, 2000
-----------------------------------      Chief Financial Officer and Director
        (ROBERT S. WEISS)

     /s/ STEPHEN C. WHITEFORD          Vice President and Corporate                   January 28, 2000
-----------------------------------      Controller
        (STEPHEN C. WHITEFORD)

     /s/ MICHAEL H. KALKSTEIN          Director                                       January 28, 2000
-----------------------------------
        (MICHAEL H. KALKSTEIN)

     /s/ MOSES MARX                    Director                                       January 28, 2000
-----------------------------------
        (MOSES MARX)

     /s/ DONALD PRESS                  Director                                       January 28, 2000
-----------------------------------
        (DONALD PRESS)

     /s/ STEVEN ROSENBERG              Director                                       January 28, 2000
-----------------------------------
        (STEVEN ROSENBERG)

     /s/ STANLEY ZINBERG               Director                                       January 28, 2000
-----------------------------------
        (STANLEY ZINBERG)

                                  EXHIBIT INDEX

                                                                     LOCATION OF
                                                                      EXHIBIT IN
EXHIBIT                                                               SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                                 NUMBER SYSTEM
------     -----------------------                                 -------------

3.1   --   Restated Certificate of Incorporation, as partially
           amended, incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3 (No. 33-17330) and Exhibits 19(a) and 19(c) to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter
           ended April 30, 1988....................................

3.2   --   Certificate of Amendment of Restated Certificate of
           Incorporation dated September 21, 1995 incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31,
           1995....................................................

3.3   --   Amended and Restated By-Laws dated December 16, 1999....

4.1   --   Certificate of Elimination of Series A Junior
           Participating Preferred Stock of The Cooper Companies, Inc. filed with the Delaware Secretary of State on October 30, 1997, incorporated by reference to Exhibit
           4.1 on Form 10-K for fiscal year ended October 31, 1997.

4.2   --   Rights Agreement, dated as of October 29, 1997, between
           the Company and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.0 to the Company's Current Report on Form 8-K dated October 29,
           1997....................................................

4.3   --   Amendment No. 1 to Rights Agreement dated September 26,
           1998, incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated September 25,
           1998....................................................

4.4   --   Certificate of Designations of Series A Junior
           Participating Preferred Stock of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.0 of the Company's Current Report on Form 8-K dated October 29,
           1997....................................................

10.1  --   1998 Long-term Incentive Plan, incorporated by reference
           to Exhibit A of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders held on April 2,
           1998....................................................

10.2  --   Amendment No. 1 to 1998 Long-term Incentive Plan of The
           Cooper Companies, Inc. dated April 2, 1998, incorporated by reference to Exhibit 4.7 to the Company's post-effective Amendment No. 1 to Form S-8 Registration
           Statement filed on January 20, 1999.....................

10.3  --   Severance Agreement entered into as of June 10, 1991, by
           and between CooperVision, Inc. and A. Thomas Bender, incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company's Annual Report on Form 10-K for
           the fiscal year ended October 31, 1992..................

10.4  --   Letter dated March 25, 1994, to A. Thomas Bender from
           the Chairman of the Compensation Committee of the Company's Board of Directors, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form
           10-K for the fiscal year ended October 31, 1994.........

10.5  --   Severance Agreement entered into as of April 26, 1990,
           by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for fiscal year ended October 31, 1995..................................

10.6  --   Letter Agreement dated November 1, 1992, by and between
           Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

10.7  --   Severance Agreement entered into as of August 21, 1989,
           by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Annual Report on Form 10-K for
           the fiscal year ended October 31, 1992..................

                                                                     LOCATION OF
                                                                      EXHIBIT IN
EXHIBIT                                                               SEQUENTIAL
NUMBER  DESCRIPTION OF DOCUMENT                                    NUMBER SYSTEM
------  -----------------------                                    -------------

10.8  --   1996 Long-term Incentive Plan for Non-Employee Directors
           of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement for its 1996 Annual
           Meeting of Stockholders.................................

10.9  --   Amendment No. 1 to 1996 Long-term Incentive Plan for
           Non-Employee Directors of The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to
           Exhibit 10.14 to the Company's Annual Report on Form
           10-K for the fiscal year ended October 31, 1996.........

10.10 -- Amendment No. 2 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to
           Exhibit 10.15 to the Company's Annual Report on Form
           10-K for the fiscal year ended October 31, 1997.........

10.11 -- Agreement dated as of September 28, 1993, among Medical Engineering Corporation, Bristol-Myers Squibb Company and the Company, incorporated by reference to Exhibit
           10.1 to the Company's Current Report on Form 8-K dated
           October 1, 1993.........................................

10.12 --   Amendment No. 3 to 1996 Long-term Incentive Plan for
           Non-Employee Directors of The Cooper Companies, Inc.,
           dated October 29, 1999..................................

10.13 -- Change in Control Agreement dated as of October 14, 1999 between The Cooper Companies, Inc., and Carol R. Kaufman

11*   --   Calculation of Earnings per share.......................

13    --   1999 Annual Report to Stockholders. The following
           portions of such report are incorporated by reference in this document and are deemed "filed." Letter to Shareholders, the additional "CooperVision" section and Financial Section which includes: Five Year Financial Highlights, Two Year Quarterly Information, Quarterly Common Stock Price Range, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes thereto, and the Independent Auditors' Report.

21    --   Subsidiaries............................................

27    --   Financial Data Schedule.................................

* The information required in this exhibit is incorporated here by reference to Note 4, "Earnings Per Share," in the 1999 Annual
   Report.