Form 10-Q
period 2000-01-31
COOPER COMPANIES INC
filed 2000-03-10
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Quarterly Period Ended JANUARY 31, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to __________

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

                                    Yes  X    No
                                        ---       ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value                           14,108,714 Shares
----------------------------                   --------------------------------
            Class                              Outstanding at February 29, 2000

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

            Consolidated Condensed Statements of Income - Three Months
              Ended January 31, 2000 and 1999                                  3

            Consolidated Condensed Balance Sheets - January 31, 2000 and
              October 31, 1999                                                 4

            Consolidated Condensed Statements of Cash Flows--
              Three Months Ended January 31, 2000 and 1999                     5

            Consolidated Condensed Statements of Comprehensive Income--
              Three Months Ended January 31, 2000 and 1999                     6

            Notes to Consolidated Condensed Financial Statements               7

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         14

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                    22

Signature                                                                     23

Index of Exhibits                                                             24

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                  (In thousands, except for earnings per share)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                            January 31,
                                                                                  ------------------------------
                                                                                    2000                 1999
                                                                                  --------             ---------
Net sales                                                                         $40,404               $34,959
Cost of sales                                                                      13,772                13,416
                                                                                  -------               -------
Gross profit                                                                       26,632                21,543
Selling, general and administrative expense                                        16,764                14,222
Research and development expense                                                      648                   461
Amortization of intangibles                                                           980                   957
                                                                                  -------               -------
Income from operations                                                              8,240                 5,903
Interest expense                                                                    1,381                 1,849
Other income, net                                                                     400                    34
                                                                                  -------               -------
Income from continuing operations before income taxes                               7,259                 4,088
Provision for income taxes                                                          2,432                 1,447
                                                                                  -------               -------
Income from continuing operations                                                   4,827                 2,641
Discontinued operations                                                                --                 1,258
                                                                                  -------               -------
Income before cumulative effect of change in accounting
     principles                                                                     4,827                 3,899
Cumulative effect of change in accounting principles                                 (432)                   --
                                                                                  -------               -------
Net income                                                                        $ 4,395               $ 3,899
                                                                                  =======               =======
Earnings per share:
Basic and Diluted:
   Continuing operations                                                          $  0.34               $  0.18
   Discontinued operations                                                             --                  0.09
   Cumulative effect of change in accounting principle                              (0.03)                   --
                                                                                  -------               -------
   Earnings per share                                                             $  0.31               $  0.27
                                                                                  =======               =======
Number of shares used to compute earnings per share:
   Basic                                                                           14,069                14,427
                                                                                  =======               =======
   Diluted                                                                         14,359                14,668
                                                                                  =======               =======


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                                January 31,         October 31,
                                                                                   2000                1999
                                                                                ----------          -----------
                                         ASSETS                                         (In thousands)
Current assets:
   Cash and cash equivalents                                                    $    2,682            $  20,922
   Trade receivables, net                                                           28,513               26,792
   Inventories                                                                      40,208               33,430
   Deferred tax asset                                                               14,301               11,638
   Other current assets                                                              6,970                7,679
                                                                                  --------             --------
      Total current assets                                                          92,674              100,461
                                                                                  --------             --------
Property, plant and equipment, net                                                  42,211               40,319
Goodwill and other intangibles, net                                                 95,056               80,518
Deferred tax asset                                                                  52,414               56,519
Other assets                                                                         7,579                8,056
                                                                                  --------             --------
                                                                                  $289,934             $285,873
                                                                                  ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts and notes payable                                                   $    9,182           $    8,846
   Current portion of long-term debt                                                 2,500                2,305
   Accrued income taxes                                                             11,991               11,351
   Other current liabilities                                                        20,841               19,394
                                                                                  --------             --------
      Total current liabilities                                                     44,514               41,896
Long-term debt                                                                      57,455               57,067
Other noncurrent liabilities                                                        19,642               22,767
                                                                                  --------             --------
      Total liabilities                                                            121,611              121,730
                                                                                  --------             --------
Contingencies (Note 9)
Stockholders' equity:
   Common stock, $.10 par value                                                      1,502                1,497
   Additional paid-in capital                                                      251,843              251,345
   Accumulated other comprehensive loss                                               (988)                (595)
   Accumulated deficit                                                             (69,930)             (74,044)
   Other                                                                               (44)                  --
   Less, treasury stock at cost                                                    (14,060)             (14,060)
                                                                                  --------             --------
         Total stockholders' equity                                                168,323              164,143
                                                                                  --------             --------
                                                                                  $289,934             $285,873
                                                                                  ========             ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                           January 31,
                                                                               --------------------------------
                                                                                  2000                    1999
                                                                                --------              ---------
Net cash provided (used) by operating activities                                $  5,309              $ (3,430)
                                                                                --------              --------
Cash flows from investing activities:
   Sale of securities                                                                 --                 5,419
   Disposition of discontinued operation, net of (costs)                             (89)                1,705
   Purchases of property, plant and equipment                                     (3,290)               (2,186)
   Acquisitions of assets and businesses                                         (21,637)                  (71)
                                                                                --------              --------
Net cash provided (used) by investing activities                                 (25,016)                4,867
                                                                                --------              --------
Cash flows from financing activities:
   Repayments of long-term debt                                                  (18,241)               (6,659)
   Proceeds from long-term debt                                                   19,500                 2,218
   Dividends on common stock                                                        (281)                   --
   Other                                                                             456                 1,493
                                                                                --------              --------
Net cash provided (used) by financing activities                                   1,434                (2,948)
                                                                                --------              --------
Effect of exchange rate changes on cash and cash equivalents                          33                   (48)
                                                                                --------              --------
Net decrease in cash and cash equivalents                                        (18,240)               (1,559)
Cash and cash equivalents - beginning of period                                   20,922                 7,333
                                                                                --------              --------
Cash and cash equivalents - end of period                                       $  2,682              $  5,774
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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            January 31,
                                                                               --------------------------------
                                                                                  2000                   1999
                                                                               ----------             ---------
Net income                                                                        $4,395                 $3,899
Other comprehensive income (loss):
   Foreign currency translation adjustment                                          (393)                   (79)
                                                                                  ------                 ------
Comprehensive income                                                              $4,002                 $3,820
                                                                                  ======                 ======


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1.  General

The Cooper Companies, Inc. ("Cooper" or "we" and similar pronouns), through its principal subsidiaries, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a range of contact lenses to correct visual defects, specializing in toric lenses that correct astigmatism. Its leading products are disposable-planned replacement toric and spherical lenses. CVI also markets conventional toric and spherical lenses and lenses for patients with more complex vision disorders. CooperSurgical ("CSI") markets diagnostic products, surgical instruments and accessories to the women's healthcare market.

During interim periods, we follow the accounting policies described in our most recent Form 10-K. Please refer to this and to our Annual Report to Stockholders for the fiscal year ended October 31, 1999, when reviewing this Form 10-Q. The results in this report do not necessarily indicate future results.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position as of January 31, 2000 and October 31, 1999, and the consolidated results of its operations and its consolidated cash flows for the three months ended January 31, 2000 and 1999. Adjustments consist only of normal recurring items except for an adjustment recorded in the first quarter of 2000, when we adopted statement of position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities." (See Note 4.)

Note 2.  Inventories, at the Lower of Average Cost or Market



                                      January 31,                  October 31,
                                          2000                          1999
                                      -----------                  ------------
                                                  (In thousands)

Raw materials                          $10,078                       $ 8,151
Work-in-process                          4,717                         3,786
Finished goods                          25,413                        21,493
                                       --------                      --------
                                       $40,208                       $33,430
                                       =======                       =======


Amounts recorded for January 31, 2000 include approximately $4.9 million of inventories of companies acquired in the first quarter.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 3.  Acquisitions

BEI ACQUISITION: On December 8, 1999, Cooper purchased a group of women's healthcare products from BEI Medical Systems Company, Inc. ("BEI") for approximately $10.5 million in cash. The payment was made from cash then on hand. The products generate annual revenue of about $8 million.

The acquired products include well-known brands of uterine manipulators and other products for the gynecological surgery market. Physicians use these products both in their offices and in hospitals. The majority of them are disposable.

The acquisition has been accounted for as a purchase. Excess of purchase price over net assets acquired (goodwill) has initially been recorded at $8.2 million (pending completion of the allocation of the purchase price) and is being amortized over 20 years.

LEISEGANG ACQUISITION: On January 31, 2000, Cooper purchased a group of women's healthcare products and certain businesses (the "Leisegang Business") from NetOptix Corporation for approximately $10 million in cash and an additional amount of approximately $500,000 to be paid in the near future. The Leisegang Business currently generates annual revenue in excess of $11 million and includes operations in the U.S., Germany and Canada.

Leisegang markets diagnostic and surgical instruments including colposcopes, instruments to perform loop electrosurgical excision procedures, hand-held gynecological instruments, disposable specula and cryosurgical systems. Many of its products are disposable, including its Sani-Spec line of disposable plastic specula, its largest product group.

The acquisition has been accounted for as a purchase. Goodwill has initially been recorded at $6.7 million (pending completion of the allocation of the purchase price) and is being amortized over 20 years.

Note 4.  Change in Accounting Principles

In April 1998, The American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Cost of Start-up Activities." The SOP broadly defines start-up activities and requires companies to expense them as incurred, effective for fiscal years beginning after December 15, 1998. Cooper has, as required, adopted the SOP in the first quarter of fiscal year 2000 and reported an after tax charge of $432,000 as a cumulative effect of a change in accounting principles. Our previous policy had been to defer start-up activities as appropriate and amortize them over 12 months on a straight line basis.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 5.  Long-Term Debt

                                                                     January 31,       October 31,
                                                                       2000               1999
                                                                     ----------        -----------
                                                                           (In thousands)

Promissory notes - Aspect                                             $23,015            $23,439
Midland Bank                                                                -             17,445
KeyBank line of credit                                                 19,500                  -
Aspect Vision bank loans                                                6,044              6,292
Promissory note - Wesley-Jessen Corporation                                 -                100
County of Monroe Industrial Development
   Agency ("COMIDA") Bond                                               2,635              2,695
Capitalized leases                                                      8,761              9,401
                                                                      -------            -------
                                                                       59,955             59,372
Less current installments                                               2,500              2,305
                                                                      -------            -------
                                                                      $57,455            $57,067
                                                                      =======            =======


MIDLAND BANK
Cooper repaid the Midland Bank loan using cash then on hand and $12.5 million of its KeyBank line of credit. Since the Midland Bank loan was guaranteed with a letter of credit against the KeyBank line of credit, at that time, we were able to reduce overall interest expense and increase the amount available under the KeyBank line of credit.

KEYBANK LINE OF CREDIT
At January 31, 2000, we had $23.3 million available under the KeyBank line of credit.

PROMISSORY NOTE - WESLEY-JESSEN CORPORATION
The balance of the Wesley-Jessen promissory note was paid off in the first quarter.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 6.  Earnings Per Share ("EPS")



                                                                Three Months Ended
                                                                   January 31,
                                                             -----------------------
                                                               2000           1999
                                                             --------       --------
                                                             (In thousands, except for
                                                               earnings per share)

Income from continuing operations                            $  4,827       $  2,641
Discontinued operations                                          --            1,258
Cumulative effect of change in accounting principles             (432)          --
                                                             --------       --------
Net income                                                   $  4,395       $  3,899
                                                             ========       ========

Basic:
Weighted average common shares                                 14,069         14,427
                                                             ========       ========

Basic earnings per share:

   Continuing operations                                     $   0.34       $   0.18
   Discontinued operations                                       --             0.09
   Cumulative effect of change in accounting principles         (0.03)          --
                                                             --------       --------
Basic earnings per share                                     $   0.31       $   0.27
                                                             ========       ========

Diluted:
Weighted average common shares                                 14,069         14,427

Add dilutive securities:
Warrants                                                         --               38
Options                                                           290            203
                                                             --------       --------
Denominator for diluted earnings per share                     14,359         14,668
                                                             ========       ========

Diluted earnings per share:
   Continuing operations                                     $   0.34       $   0.18
   Discontinued operations                                       --             0.09
   Cumulative effect of change in accounting principles         (0.03)          --
                                                             --------       --------
Diluted earnings per share                                   $   0.31       $   0.27
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


                                                        Three Months Ended
                                                           January 31,
                                            --------------------------------------------
                                                  2000                       1999
                                            ---------------             ----------------
Number of shares excluded                           798,250                   1,177,500
                                            ===============             ================
Range of exercise prices                    $30.69 - $62.21             $23.44 - $62.21
                                            ===============             ===============



Note 7.  Income Taxes

The effective tax rate ("ETR") used to record the provision for income taxes of $2.4 million for the three months ended January 31, 2000 was 33.5%. The ETR for the three-month period ended January 31, 1999 was 35.4%. The decrease in Cooper's ETR resulted from the August 1999 implementation of a new global corporate structure that increased our foreign income that is taxed at lower rates.

Note 8.  Discontinued Operations

In the fourth quarter of 1998, Cooper declared Hospital Group of America ("HGA"), its psychiatric services business, a discontinued operation and recorded a charge of $22.3 million reflecting Management's initial estimate of the ultimate loss to be incurred upon disposition.

In January 1999, Cooper completed the sale of a portion of HGA for $5 million in cash and trade receivables. First quarter 1999 results include a credit of $1.3 million, reflecting an adjustment to the estimated loss on the sale of this facility. We sold the remainder of HGA to Universal Health Services, Inc. for $27 million at closing in 1999's fiscal second quarter.

HGA's patient revenue was $12 million for the three months ended January 31, 1999.

Note 9.  Contingencies -- Environmental

In 1997, environmental consultants engaged by Cooper identified a contained area of groundwater contamination consisting of industrial solvents including trichloroethane (also known as TCA) at one of CVI's sites. In the opinion of counsel, the solvents were released into the ground before we acquired the business at that site, and the area containing these chemicals is limited.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

In April 1999, Cooper and the New York Department of Environmental Conservation entered into a voluntary agreement covering the environmental investigation of the site. The investigation has been completed, and we plan to begin a state-approved remediation later this year. Cooper has accrued approximately $400,000 for that purpose. In the opinion of Management, the cost of remediation will not be material when considering amounts previously accrued.

Note 10.  Cash Dividends

In fiscal 1999, Cooper announced that it intends to pay an annual cash dividend on its common stock of 8 cents per share, payable in quarterly installments of 2 cents per share. The dividend payment in our first fiscal quarter of 2000 was made on January 5, 2000.

Note 11.  Business Segment Information

Cooper is organized by product line for management reporting with operating income, as presented in our financial reports, being the primary measure of the segment profitability. No costs from corporate functions are allocated to the segments' operating income. Items below operating income are not considered when measuring the profitability of a segment. The accounting policies used to generate segment results are the same as our overall accounting policies.

Identifiable assets are those assets used in continuing operations exclusive of cash and cash equivalents, which are included as corporate assets.

                                                                                         Three Months Ended
                                                                                             January 31,
                                                                                 ---------------------------------
                                                                                    2000                   1999
                                                                                 ---------               ---------
Segment information (in thousands):
         Revenue:
            CVI                                                                  $  31,969               $  27,779
            CSI                                                                      8,435                   7,180
                                                                                 ----------              ---------
                                                                                 $  40,404               $  34,959
                                                                                 =========               =========
         Operating income:
            CVI                                                                  $   8,332               $   6,220
            CSI                                                                      1,417                     849
            Corporate                                                               (1,509)                 (1,166)
                                                                                 ---------               ---------
         Total operating income                                                      8,240                   5,903
            Interest expense                                                        (1,381)                 (1,849)
            Other income, net                                                          400                      34
                                                                                 ---------               ---------
         Income from continuing operations before income taxes                   $   7,259               $   4,088
                                                                                 =========               =========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)

                                                                                January 31,             October 31,
                                                                                   2000                    1999
                                                                                 --------                --------
         Identifiable assets (in thousands):
            CVI                                                                   $155,535                $153,759
            CSI                                                                     64,219                  41,491
            Corporate                                                               70,180                  90,623
                                                                                  --------                --------
         Total                                                                    $289,934                $285,873
                                                                                  ========                ========
                                                                                        Three Months Ended
                                                                                            January 31,
                                                                                ----------------------------------
                                                                                   2000                    1999
                                                                                 --------                --------
Geographic information (in thousands):
         Revenue:
            United States                                                         $ 29,596                $ 23,730
            Europe                                                                   7,974                   8,945
            Canada                                                                   2,834                   2,284
                                                                                  --------                --------
                                                                                  $ 40,404                $ 34,959
                                                                                  ========                ========
                                                                                January 31,             October 31,
                                                                                   2000                    1999
                                                                                 --------                --------
         Identifiable assets (in thousands):
            United States                                                         $109,969                $ 86,367
            Europe                                                                  93,604                  92,025
            Canada                                                                   8,305                   4,434
            Corporate and Other                                                     78,056                 103,047
                                                                                  --------                -------
         Total                                                                    $289,934                $285,873
                                                                                  ========                ========


Note 12.  Subsequent Event

On February 29, 2000, Cooper announced that it intends to pay its quarterly cash dividend of 2 cents per share on April 5, 2000 to stockholders of record on March 15, 2000.

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

Events, among others, that could cause actual results and future actions to differ materially from those described by or contemplated in the forward-looking statements include major changes in business conditions and the economy, loss of key senior management, major disruptions in the operations of Cooper's manufacturing facilities, new competitors or technologies, the impact of an undetected virus on our computer systems, acquisition integration costs, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, significant environmental cleanup costs above those already accrued, litigation costs, costs of business divestitures, and other factors described in Cooper's Securities and Exchange Commission filings, including the "Business" section in our Annual Report on Form 10-K for the year ended October 31, 1999.

Cooper cautions investors not to rely unduly on forward-looking statements. They reflect our analysis only on their stated date.


                              RESULTS OF OPERATIONS


In this section we discuss the results of our operations for the first quarter of fiscal 2000 and compare them with those of 1999's first quarter. We discuss our cash flows and current financial condition beginning on page 20 in the "Capital Resources and Liquidity" section.

FIRST QUARTER HIGHLIGHTS

    Sales up 16% to $40.4 million.

    Gross profit improved to 66% of sales from 62%.

    Income from operations up 40% to $8.2 million.

    Diluted earnings per share from continuing operations up 89% to 34 cents from 18 cents.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

SELECTED STATISTICAL INFORMATION - PERCENTAGE OF SALES AND GROWTH

                                                         Percent of Sales
                                                        Three Months Ended
                                                            January 31,
                                                       ---------------------              %
                                                       2000             1999            Growth
                                                       -----            -----           ------
Net sales                                               100%             100%             16%
Cost of sales                                            34%              38%              3%
Gross profit                                             66%              62%             24%
Selling, general and administrative                      41%              41%             18%
Research and development                                  2%               1%             41%
Amortization                                              2%               3%              2%
     Income from operations                              20%              17%             40%

NET SALES: All of Cooper's revenue is generated by our two business units, CooperVision ("CVI") and CooperSurgical ("CSI"):

     CVI markets a broad range of contact lenses primarily in North America and Europe.

     CSI markets diagnostic products, surgical instruments and accessories to the women's healthcare market primarily in the United States.

Our consolidated revenue grew $5.4 million:

                                       Three Months Ended
                                          January 31,
                                    -------------------------            %
                                     2000              1999           Increase
                                    ------            ------          --------
                                            (In millions)
CVI                                 $32.0             $27.8               15%
CSI                                   8.4               7.2               17%
                                    -----             -----
                                    $40.4             $35.0               16%
                                    =====             =====

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

CVI REVENUE: CVI's worldwide core business, which we define as all revenue except our lower margin original equipment manufacturer ("OEM") sales to other contact lens manufacturers, grew 18%:


                                                                                % Change from
Segment                            First Quarter  2000       % Total            First Quarter 1999
-------                            -------------------       -------            ------------------
                                     ($ in millions)
U.S.                                     $20.2                 63%                       26%
International                             10.5                 33%                        5%
                                         -----                ----
Core Business                             30.7                 96%                       18%
OEM                                        1.3                  4%                      (28%)
                                         -----                ----
Total                                    $32.0                100%                       15%
                                         =====                ====

CVI's core product sales in the U.S. grew 26% in the first quarter, as the disposable-planned replacement ("DPR") sphere and toric product lines together grew 42%.

U.S. toric lens business grew 28% in the first fiscal quarter while the toric market was growing about 5%. During the first fiscal quarter, sales of CVI's DPR torics grew 36% in the U.S., driven by sales of Preference Toric and Frequency 55 Toric together.

Sales of spherical DPR products in the U.S., driven by sales of Frequency 55 spheres, grew about $1.7 million, or 56%.

During the first quarter, CVI continued to introduce Frequency Aspheric in the U.S. The optical properties of this lens help improve visual acuity in low light situations and correct low degrees of astigmatism without the need for a toric lens.

CVI also recently introduced Encore, its cast-molded toric lens that will compete in the disposable (two-week) toric segment.

International core revenue, sales in countries outside the United States plus exports from the U.S., grew 5% during the quarter. Sales of lower-margin lenses to other contact lens manufacturers declined as expected, down 28% from last year's first quarter.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

During the first quarter, the roll out of new products continued in Europe. These include CVI's line of toric lenses, the Frequency Aspheric lens and Frequency 55 UV, which contains an ultra violet light-blocking agent. In November, CVI introduced its cast-molded toric product--called Frequency XCEL--in Europe. XCEL is now available in every major European market except France, where we anticipate an April introduction.

CSI REVENUE: Revenue at CSI grew 17% over the comparable 1999 quarter to $8.4 million.

In December, CSI acquired well-known brands of uterine manipulators and other niche products for the gynecologist's office from BEI Medical Systems Company, Inc.

At the end of January, CSI completed the acquisition of the Leisegang Business (See Note 4). The products are diagnostic and surgical instruments including colposcopes, instruments to perform loop electrosurgical excision procedures, hand-held gynecological instruments, disposable specula and cryosurgical systems. Many products are disposable, including the Sani-Spec line of disposable plastic specula, which comprises its largest product group.

COST OF SALES/GROSS PROFIT: Gross profit as a percentage of sales ("margin") was as follows:

                                                     First Quarter Margin
                                                     --------------------
                                                     2000            1999
                                                     ----            ----
CVI                                                   69%             63%
CSI                                                   56%             55%
Consolidated                                          66%             62%

The gross profit improvement at CVI reflects cost reduction projects at both our U.S. and U.K. manufacturing sites. We believe that continued cost reductions will result in improving margins during the remainder of fiscal 2000 and beyond, aside from any major changes in product mix.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

CSI's margins improved over the first quarter of fiscal 1999, primarily reflecting continued manufacturing efficiencies associated with Marlow and Unimar products. As the products recently acquired from BEI and Leisegang generate relatively lower margins, we anticipate that our overall margins at CSI will be about 53% of sales for the full fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE ("SGA") EXPENSE:

                                       Three Months Ended
                                            January 31,
                     -----------------------------------------------------------
                              2000                             1999
                     -----------------------          --------------------------
                                           ($ in millions)
                               % Rev.                     % Rev.      % Increase
                               ------                     ------      ----------

CVI                   $12.7       40%          $10.6        38%             19%
CSI                     2.6       31%            2.4        34%              6%
Headquarters            1.5      N/A             1.2        N/A             29%
                      -------                  -------
                      $16.8       41%          $14.2        41%             18%
                      =======                  =======

As a percentage of sales, SGA was flat vs. 1999's first quarter. CVI's 19% increase in SGA was driven by marketing costs associated with new product launches. CSI SGA grew by 6%, with revenues growing 17%. The lower increase in SGA as related to sales growth is attributable to synergies with the acquisition of BEI products. Corporate SGA grew by $300,000 in the first quarter of fiscal 2000 vs. the 1999 period. We expect that SGA growth at Headquarters will be about 10% for the full fiscal year.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSE: We expect that R&D spending will remain at a low percentage of sales because we are focusing on acquiring products that will not require large expenditures of time or money before introduction.

INCOME FROM OPERATIONS: Operating income improved by $2.3 million or 40% in the fiscal first quarter.

                                        Three Months Ended
                                            January 31,
                     -----------------------------------------------------------
                             2000                             1999
                     ---------------------             -------------------------
                                         ($ in millions)

                                % Rev.                     % Rev.    % Increase
                                ------                     ------    -----------
CVI                   $  8.3       26%          $  6.2       22%         34%
CSI                      1.4       17%             0.9       12%         67%
Headquarters            (1.5)      N/A            (1.2)      N/A         N/A
                      -------                   -------
                      $  8.2       20%          $  5.9       17%         40%
                      =======                   =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

INTEREST EXPENSE: Interest expense in the first quarter of 2000 of $1.4 million was down 25% from 1999's first quarter, primarily reflecting debt payments we made at the end of the second quarter of 1999 with proceeds from the sale of HGA. (See "Risk Management.")

OTHER INCOME, NET: The primary components of other income are:

                                                Three Months Ended
                                                     January 31,
                                                --------------------
                                                2000           1999
                                                ----          ------
                                                   (In thousands)
Interest income                                 $211           $  51
Foreign exchange                                (101)           (140)
Gain on cancellation of interest rate swap       240              -
Other                                             50             123
                                                ----           -----
                                                $400           $  34
                                                ====           =====

PROVISION FOR INCOME TAXES: We estimate that our effective tax rate ("ETR") for the full fiscal year 2000 will be 33.5%. The effective tax rate in the first quarter of fiscal 1999 was 35.4%.

We implemented a global tax plan in the fourth quarter of fiscal 1999 to minimize both the taxes reported in our statement of income and the actual taxes we will have to pay once the benefits of our net operating loss ("NOLs") are fully utilized. Assuming no major acquisitions or large stock issuances, we currently expect to reduce our ETR to approximately 30% over the next six years. This plan could possibly extend the cash flow benefits of the NOLs through 2003. We expect that actual cash payments of taxes will be about 10% of pretax profits throughout this period.

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS: In January 1999, we completed the sale of a portion of our discontinued operation, Hospital Group of America, Inc. ("HGA"), for $5 million in cash and trade receivables, and recorded a gain of $1.3 million. We sold the remainder of HGA to Universal Health Services, Inc. for $27 million at closing in April. (See Note 8.)

CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLES: In the first quarter of 2000, we recorded a net of tax charge of $432,000 to implement a new accounting principle. (See Note 4.)

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                          CAPITAL RESOURCES & LIQUIDITY

FIRST QUARTER HIGHLIGHTS:
     Operating cash flow positive $5.3 million vs. negative $3.4 million in 1999's first quarter.
     Cash flow (pretax income from continuing operations plus depreciation and amortization) per diluted share 65 cents vs. 40 cents in 1999's first quarter.
     Closed two acquisitions for cash payments of $21.6 million.
     Refinanced approximately $18 million long-term debt, replacing it with less expensive debt under our Revolving Credit Agreement.

COMPARATIVE STATISTICS (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS):


                                                   January 31, 2000  October 31, 1999
Cash and cash equivalents                                $2.7              $20.9
Total assets                                           $289.9             $285.9
Total debt                                              $62.6              $62.0
Ratio of debt to equity                                 0.4:1              0.4:1
Debt as a percentage of total capitalization               27%                27%
Operating cash flow - twelve months ended               $36.4              $27.7
Cash flow per diluted share - twelve months ended       $3.08              $2.82


OPERATING CASH FLOWS: Our major source of liquidity is cash flow provided by operating activities, which totaled $5.3 million in the first quarter of fiscal 2000 and $36.4 million over the twelve-month period ended January 31, 2000. Until this year, we had typically experienced a net cash outflow from operating activities in our first quarter, due to payments made to settle disputes, inventory builds in anticipation of new product launches and increased sales in subsequent quarters and bonus payments. In this year's first quarter, strong operating results that helped to decrease our net inventory build (of the total increase in inventory from October 31, 1999 of $6.8 million, approximately $4.9 million represented inventories of companies acquired in the first quarter) drove the positive cash flow performance. Major uses of cash for operating activities in the first quarter included payments of $3 million related to settlements of disputes, $1.4 million to fund entitlements under Cooper's bonus plans and $900,000 in interest payments.

INVESTING CASH FLOWS: The cash outflow of $25 million from investing activities was driven by capital expenditures of $3.3 million and $21.6 million in total to acquire BEI and Leisegang. (See note 3.)

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded

FINANCING CASH FLOWS: Financing activities provided $1.4 million in positive cash flows. In the quarter, we spent about $18 million to refinance a portion of the debt raised to fund the acquisition of Aspect in December 1997. We funded this by drawing down on our KeyBank line of credit, which carries a lower effective interest rate. Because the debt we paid off was backed by a letter of credit from KeyBank, and was, therefore, deducted from our total facility amount, we lost no availability under our line of credit by effecting this transaction.

OUTLOOK: We believe that cash on hand of $2.7 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends (see Note 10) and smaller acquisitions. We may need additional funds for larger acquisitions and other strategic alliances. At January 31, 2000, we had over $23 million available under the KeyBank line of credit and anticipate that additional financing would be available as required.

RISK MANAGEMENT: Cooper is exposed to risks caused by changes in foreign exchange, principally Pound Sterling denominated debt and from operations in foreign currencies. We have hedged most of the debt by entering into contracts to buy Sterling forward. Cooper is also exposed to risks associated with changes in interest rates, as the interest rate on certain of its debt varies with the London Interbank Offered Rate.

YEAR 2000 ("Y2K"): In 1999, we completed an in-depth compliance program to minimize the effect of potential Y2K issues. To date, we have experienced no difficulties related to Y2K.

TRADEMARKS: The following trademarks italicized in this report are owned by, licensed to or distributed by The Cooper Companies, Inc., its subsidiaries or affiliates: Cerveillance'r', FemExam'r' TestCard System'TM', Hyskon'r', Marlow'TM', Frequency 55'r', Preference'r', Frequency'r' Aspheric, Encore'TM', Frequency'r' XCEL, Sani-Spec'r' and Unimar'r'.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.


   Exhibit
    Number                           Description
   -------                           ------------
   11*                              Calculation of Earnings Per Share.

   27                               Financial Data Schedule.


   * The information called for in this exhibit is provided in Footnote 6 to the Consolidated Condensed Financial Statements in this report.

   (b) Cooper filed the following reports on Form 8-K during the period from November 1, 1999 to January 31, 2000.

   Date of Report                   Item Reported

   December 8, 1999                 Item 5.  Other Events
   January 31, 2000                 Item 5.  Other Events

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             The Cooper Companies, Inc.
                                     ------------------------------------------
                                                   (Registrant)

Date: March 10, 2000                          /s/ Stephen C. Whiteford
                                     ------------------------------------------
                                        Vice President and Corporate Controller

                            STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as............................'TM'
The registered trademark symbol shall be expressed as.................'r'

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                Index of Exhibits

Exhibit No.                                                      Page No.
-----------                                                      --------
  11*            Calculation of Earnings Per Share.

  27              Financial Data Schedule.


* The information called for in this exhibit is provided in Footnote 6 to the Consolidated Condensed Financial Statements in this report.