Form 10-Q
period 2000-04-30
COOPER COMPANIES INC
filed 2000-06-09
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Quarterly Period Ended      APRIL 30, 2000
                                       -------------------

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934


         For the Transition Period from ___________________ to _______________


Commission File Number 1-8597
                       ------


                           THE COOPER COMPANIES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                    94-2657368
------------------------------                   ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


6140 Stoneridge Mall Road, Suite 590, Pleasanton,       CA 94588
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (925) 460-3600
                                                        --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No ___

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.10 Par Value                   14,192,612 Shares
------------------------------               ---------------------------
            Class                            Outstanding at May 31, 2000

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES



                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

                     Consolidated Condensed Statements of Income -- Three
                           and Six Months Ended April 30, 2000 and 1999                                  3

                     Consolidated Condensed Balance Sheets -- April 30, 2000
                           and October 31, 1999                                                          4

                     Consolidated Condensed Statements of Cash Flows -- Six
                           Months Ended April 30, 2000 and 1999                                          5

                     Consolidated Condensed Statements of Comprehensive
                           Income -- Three and Six Months Ended
                           April 30, 2000 and 1999                                                       6

                     Notes to Consolidated Condensed Financial Statements                                7

  Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                         14

PART II.   OTHER INFORMATION

  Item 4.     Submission of Matters to a Vote of Security Holders                                       22

  Item 6.     Exhibits and Reports on Form 8-K                                                          22

Signature                                                                                               23

Index of Exhibits                                                                                       24

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                    (In thousands, except per share figures)
                                   (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                          April 30,                           April 30,
                                                                ------------------------              ----------------------
                                                                  2000           1999                   2000            1999
                                                                --------       --------               --------        ------
Net sales                                                       $50,769         $41,743               $91,173        $76,702
Cost of sales                                                    18,285          15,174                32,057         28,590
                                                                -------         -------               -------        -------
Gross profit                                                     32,484          26,569                59,116         48,112
Selling, general and administrative expense                      19,320          15,549                36,084         29,771
Research and development expense                                    676             442                 1,324            903
Amortization of intangibles                                       1,111             955                 2,091          1,912
                                                                -------         -------               -------        -------
Income from operations                                           11,377           9,623                19,617         15,526
                                                                -------         -------               -------        -------
Interest expense                                                  1,268           1,762                 2,649          3,611
Other income, net                                                    60              37                   460             71
                                                                -------         -------               -------        -------
Income from continuing operations before
   income taxes                                                  10,169           7,898                17,428         11,986
Provision for income taxes                                        3,406           2,604                 5,838          4,051
                                                                -------         -------               -------        -------
Income from continuing operations                                 6,763           5,294                11,590          7,935
Discontinued operations                                              --           1,841                    --          3,099
Cumulative effect of change in accounting
   principles                                                        --              --                  (432)            --
                                                                -------         -------               -------        -------
Net income                                                      $ 6,763         $ 7,135               $11,158        $11,034
                                                                =======         =======               =======        =======

Earnings per share:
Basic:
  Continuing operations                                         $  0.48         $  0.38               $  0.82        $  0.56
  Discontinued operations                                            --            0.13                    --           0.22
  Cumulative effect of change in accounting
     principles                                                      --              --                 (0.03)            --
                                                                -------         -------               -------        -------
  Earnings per share                                            $  0.48         $  0.51               $  0.79        $  0.78
                                                                =======         =======               =======        =======
Diluted:
  Continuing operations                                         $  0.47         $  0.38               $  0.80        $  0.55
  Discontinued operations                                            --            0.13                    --           0.22
  Cumulative effect of change in accounting
     principles                                                      --              --                 (0.03)            --
                                                                -------         -------               -------        -------
  Earnings per share                                            $  0.47         $  0.51               $  0.77        $  0.77
                                                                =======         =======               =======        =======

Number of shares used to compute earnings per share:

         Basic                                                   14,130          13,946                14,099         14,191
                                                                =======         =======               =======        =======
         Diluted                                                 14,438          14,071                14,399         14,378
                                                                =======         =======               =======        =======


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                        April 30,         October 31,
                                                          2000                1999
                                                        --------          -----------
                                      ASSETS                  (In thousands)
Current assets:
   Cash and cash equivalents                           $  4,747             $ 20,922
   Trade receivables, net                                31,476               26,792
   Inventories                                           38,283               33,430
   Deferred tax assets                                   17,541               11,638
   Other current assets                                   7,568                7,679
                                                       --------             --------
      Total current assets                               99,615              100,461
                                                       --------             --------
Property, plant and equipment, net                       43,913               40,319
Goodwill and other intangibles, net                      94,583               80,518
Deferred tax assets                                      47,641               56,519
Other assets                                              7,662                8,056
                                                       --------             --------
                                                       $293,414             $285,873
                                                       ========             ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts and notes payable                          $ 10,946             $  8,846
   Current portion of long-term debt                      2,295                2,305
   Accrued income taxes                                  10,726               11,351
   Other current liabilities                             23,980               19,394
                                                       --------             --------
      Total current liabilities                          47,947               41,896
Long-term debt                                           52,209               57,067
Other noncurrent liabilities                             18,909               22,767
                                                       --------             --------
      Total liabilities                                 119,065              121,730
                                                       --------             --------
Contingencies (Note 9)
Stockholders' equity:
   Common stock, $.10 par value                           1,506                1,497
   Additional paid-in capital                           251,903              251,345
   Accumulated other comprehensive loss                  (1,927)                (595)
   Accumulated deficit                                  (63,450)             (74,044)
   Less, treasury stock at cost                         (13,683)             (14,060)
                                                       --------             --------
         Total stockholders' equity                     174,349              164,143
                                                       --------             --------
                                                       $293,414             $285,873
                                                       ========             ========


                                                 See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                             Six Months Ended
                                                                                                 April 30,
                                                                                --------------------------------------
                                                                                     2000                     1999
                                                                                  ----------                -------

Net cash provided by operating activities                                           $ 15,915                $ 5,793
                                                                                    --------                -------
Cash flows from investing activities:
  Disposition of discontinued operations, net of (costs)                                 (69)                26,460
  Purchases of property, plant and equipment                                          (6,194)                (5,433)
  Acquisitions of businesses                                                         (23,477)                   (71)
  Sale of securities                                                                      --                  5,419
                                                                                    --------                -------
Net cash provided (used) by investing activities                                     (29,740)                26,375
                                                                                    --------                -------
Cash flows from financing activities:
  Net proceeds from long-term line of credit                                          16,000                  8,532
  Repayment of long-term debt                                                        (18,830)               (33,355)
  Dividend on common stock                                                              (564)                    --
  Purchase of treasury stock                                                              --                 (7,345)
  Other                                                                                  944                 (2,044)
                                                                                    --------                -------
Net cash used by financing activities                                                 (2,450)               (34,212)
                                                                                    --------                -------
Effect of exchange rate changes on cash and cash equivalents                             100                    152
Net decrease in cash and cash equivalents                                            (16,175)                (1,892)
Cash and cash equivalents -- beginning of period                                      20,922                  7,333
                                                                                    --------                -------
Cash and cash equivalents -- end of period                                          $  4,747                $ 5,441
                                                                                    ========                =======


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                                 Three Months Ended                 Six Months Ended
                                                                    April 30,                         April 30,
                                                           --------------------------         -------------------------
                                                             2000             1999              2000             1999
                                                           --------         --------          --------         -------
Net income                                                   $6,763        $7,135             $11,158          $11,034

Other comprehensive income (loss):
   Foreign currency translation adjustment                     (939)         (351)             (1,332)            (430)
                                                             ------        ------             -------          -------
Comprehensive income                                         $5,824        $6,784             $ 9,826          $10,604
                                                             ======        ======             =======          =======

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 1.  General

The Cooper Companies, Inc. ("Cooper" or "we" and similar pronouns), through its principal subsidiaries, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a range of contact lenses to correct visual defects, specializing in toric lenses that correct astigmatism. Its leading products are disposable-planned replacement toric and spherical lenses. CVI also markets conventional toric and spherical lenses and lenses for patients with more complex vision disorders. CooperSurgical ("CSI") markets diagnostic products and surgical instruments and accessories to the women's healthcare market.

During interim periods, we follow the accounting policies described in our most recent Form 10-K. Please refer to this and to our Annual Report to Stockholders for the fiscal year ended October 31, 1999, when reviewing this Form 10-Q. Current results are not a guarantee of future performance.

The financial statements presented in this report, although unaudited, contain all adjustments necessary to present fairly Cooper's consolidated financial position as of April 30, 2000 and October 31, 1999, the consolidated results of its operations for the three and six months ended April 30, 2000 and 1999, and its consolidated cash flows for the six months ended April 30, 2000 and 1999. Adjustments consist only of normal recurring items except for the adjustment recorded in the first quarter of fiscal 2000, when we adopted Statement of Position 98-5, "Reporting on the Cost of Start-up Activities." (See Note 4.)

Note 2.  Inventories, at the Lower of Average Cost or Market

                                    April 30,                 October 31,
                                       2000                      1999
                                   -------------              ----------
                                               (In thousands)

     Raw materials                    $10,406                    $ 8,151
     Work-in-process                    5,849                      3,786
     Finished goods                    22,028                     21,493
                                      -------                    -------
                                      $38,283                    $33,430
                                      =======                    =======

Note 3.  Acquisitions

BEI ACQUISITION: On December 8, 1999, Cooper purchased a group of women's healthcare products from BEI Medical Systems Company, Inc. for approximately $10.3 million in cash. The payment was made from cash then on hand.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


The acquisition has been accounted for as a purchase. Excess of purchase price over net assets acquired (goodwill) initially has been recorded at $8.4 million and is being amortized over 20 years.

LEISEGANG ACQUISITION: On January 31, 2000, Cooper purchased a group of women's healthcare products (the "Leisegang Business") from NetOptix Corporation for approximately $10 million in cash and an additional amount of approximately $250,000 paid in May 2000. Prior to our acquisition, the Leisegang Business generated annual revenue in excess of $11 million from operations in the U.S., Germany and Canada.

The Leisegang Business includes diagnostic and surgical instruments including colposcopes, instruments to perform loop electrosurgical excision procedures, hand-held gynecological instruments, disposable specula and cryosurgical systems. Many of its products are disposable, including its Sani-Spec line of disposable plastic specula, its largest product group.

The acquisition has been accounted for as a purchase. Goodwill initially has been recorded at $5.4 million and is being amortized over 20 years.

Note 4.  New Accounting Pronouncements

In April 1998, The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities." The SOP broadly defines start-up activities and requires companies to expense them as incurred, effective for fiscal years beginning after December 15, 1998. We adopted the SOP in the first quarter of this year and reported an after tax charge of $432,000 as a cumulative effect of a change in accounting principles. Our previous policy had been to defer the cost of start-up activities as appropriate and amortize them over future periods.

In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, which amended the effective date of SFAS 133 to the first quarter of fiscal years beginning after June 15, 2000. SFAS 133 requires recognition of all derivatives on the balance sheet at fair value. Changes in fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. We will adopt SFAS 133 in the first quarter of fiscal 2001 and do not anticipate that this adoption will have a material effect on our financial statements.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 5.  Long-Term Debt

                                                      April 30,               October 31,
                                                         2000                    1999
                                                    --------------            ----------
                                                                   (In thousands)

Promissory notes -- Aspect                           $22,130                    $23,439
Midland Bank                                              --                     17,445
KeyBank line of credit                                16,000                         --
Aspect Vision bank loans                               5,708                      6,292
Promissory note -- Wesley-Jessen Corporation              --                        100
County of Monroe Industrial Development
   Agency ("COMIDA") Bond                              2,575                      2,695
Capitalized leases                                     8,048                      9,401
Other                                                     43                         --
                                                     -------                    -------
                                                      54,504                     59,372
Less current installments                              2,295                      2,305
                                                     -------                    -------
                                                     $52,209                    $57,067
                                                     =======                    =======


MIDLAND BANK

Cooper repaid the Midland Bank loan using cash then on hand and $12.5 million of its KeyBank line of credit. Since the Midland Bank loan was covered by a letter of credit against the KeyBank line of credit, we were able to reduce overall interest expense and increase the amount available under the KeyBank line of credit.

KEYBANK LINE OF CREDIT

At April 30, 2000, we had $26.8 million available under the KeyBank line of credit.

Line of credit summary:
(in millions)
   Amount of line                                         $ 50.0
   Loans                                                   (16.0)
   Letters of credit backing other debt                     (7.2)
                                                          ------
   Available credit                                       $ 26.8
                                                          ======

PROMISSORY NOTE -- WESLEY-JESSEN CORPORATION

The balance of the Wesley-Jessen promissory note was paid off in the first quarter.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 6.  Earnings Per Share ("EPS")

(In thousands, except per share figures)

                                                     Three Months Ended                     Six Months Ended
                                                          April 30,                              April 30,
                                                -------------------------------         -----------------------------
                                                   2000                1999               2000               1999
                                                   ----                ----               ----               ----
Income from continuing operations                 $6,763            $5,294             $11,590            $ 7,935
Discontinued operations                               --             1,841                  --              3,099
Cumulative effect of change in
  accounting principles                               --                --                (432)                --
                                                  ------            ------             -------            -------
Net income                                        $6,763            $7,135             $11,158            $11,034
                                                  ======            ======             =======            =======

Basic:
Weighted average common shares                    14,130            13,946              14,099             14,191
                                                  ======            ======             =======            =======

Basic earnings per share:
  Continuing operations                           $ 0.48            $ 0.38             $  0.82            $  0.56
  Discontinued operations                             --              0.13                  --               0.22
  Cumulative effect of change in
    accounting principles                             --                --               (0.03)                --
                                                  ------            ------             -------            -------
Basic earnings per share                          $ 0.48            $ 0.51             $  0.79            $  0.78
                                                  ======            ======             =======            =======

Diluted:
Weighted average common shares                    14,130            13,946              14,099             14,191

Add dilutive securities:
Warrants                                              --                18                  --                 30
Options                                              308               107                 300                157
                                                  ------            ------             -------            -------
Denominator for diluted earnings
  per share                                       14,438            14,071              14,399             14,378
                                                  ======            ======             =======            =======

Diluted earnings per share:
  Continuing operations                           $ 0.47            $ 0.38             $  0.80            $  0.55
  Discontinued operations                             --              0.13                  --               0.22
  Cumulative effect of change in
    accounting principles                             --                --               (0.03)                --
                                                  ------            ------             -------            -------
Diluted earnings per share                        $ 0.47            $ 0.51             $  0.77            $  0.77
                                                  ======            ======             =======            =======


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

We excluded the following options to purchase Cooper's common stock from the computation of diluted EPS because their exercise prices were above the average market price.

                                            Three Months Ended                           Six Months Ended
                                                 April 30,                                   April 30,
                                   ------------------------------------     ---------------------------------------
                                          2000               1999                  2000                  1999
                                   ------------------ ------------------    ------------------  -------------------
Number of shares excluded                   784,250           1,299,833               784,250            1,249,833
                                      =============       =============        ==============        =============
Range of  exercise prices             $30.69-$62.21       $16.00-$62.21         $30.69-$62.21        $20.00-$62.21
                                      =============       =============         =============        =============

Note 7.  Income Taxes

The effective tax rate ("ETR") used to record the provision for income taxes of $3.4 million and $5.8 million for the three and six months ended April 30, 2000 was 33.5%. The ETR used to record the provision for income taxes of $4.1 million for the six months ended April 30, 1999 was approximately 34%. In the second quarter of 1999, updated projections indicated that the full year ETR would be about 34%, down one percentage point from the first quarter's estimate. As a result, the ETR for the three-month period ended April 30, 1999 was approximately 33%.

Note 8.  Discontinued Operations

In the fourth quarter of 1998, Cooper declared Hospital Group of America ("HGA"), its former psychiatric services business, a discontinued operation and recorded a charge of $22.3 million reflecting Management's initial estimate of the ultimate loss to be incurred upon disposition.

In January 1999, we completed the sale of a portion of HGA for $5 million in cash and trade receivables and in April 1999 sold the remainder to Universal Health Services, Inc. for $27 million at closing. Cooper recorded gains on disposal of $1.3 million in the first quarter and $1.7 million in the second quarter, reflecting adjustments to the loss estimated in 1998. HGA's patient revenue was $8.9 million and $20.8 million for the three and six months ended April 30, 1999, respectively.

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

Note 10.  Business Segment Information

Cooper is organized by product line for management reporting with operating income being the primary measure of segment profitability. No costs from corporate functions are allocated to the segments' operating income. Items below operating income are not considered when measuring the profitability of a segment. The accounting policies used to generate segment results are the same as our overall accounting policies.

Identifiable assets are those assets used in continuing operations exclusive of cash and cash equivalents, which are included as corporate assets.

Segment information (in thousands):

                                                   Three Months Ended                      Six Months Ended
                                                       April 30,                               April 30,
                                               -------------------------                ------------------------
                                                 2000             1999                    2000             1999
                                               --------         --------                -------          -------
Revenue:
   CVI                                         $38,259          $34,702                 $70,228          $62,481
   CSI                                          12,510            7,041                  20,945           14,221
                                               -------          -------                 -------          -------
                                               $50,769          $41,743                 $91,173          $76,702
                                               =======          =======                 =======          =======

Operating income:
   CVI                                         $11,434          $10,276                 $19,766          $16,496
   CSI                                           1,674              907                   3,091            1,756
   Corporate                                    (1,731)          (1,560)                 (3,240)          (2,726)
                                               -------          -------                 -------          -------
Total operating income                          11,377            9,623                  19,617           15,526
   Interest expense                             (1,268)          (1,762)                 (2,649)          (3,611)
   Other income, net                                60               37                     460               71
                                               -------         --------                 -------          -------
Income from continuing
  operations before income taxes               $10,169          $ 7,898                 $17,428          $11,986
                                               =======         ========                 =======          =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)

                                                                                 April 30,            October 31,
                                                                                   2000                   1999
                                                                                ----------            -----------
Identifiable assets:
   CVI                                                                            $160,426             $153,759
   CSI                                                                              64,377               41,491
   Corporate                                                                        68,611               90,623
                                                                                  --------             --------
Total                                                                             $293,414             $285,873
                                                                                  ========             ========

Geographic information (in thousands):

                                                  Three Months Ended                   Six Months Ended
                                                      April 30,                           April 30,
                                            ----------------------------         ----------------------------
                                              2000                1999            2000                  1999
                                            --------            --------         -------              -------
Revenue:
   United States                             $37,749             $28,475         $67,345              $52,205
   Europe                                      9,052              10,519          17,026               19,464
   Canada                                      3,968               2,749           6,802                5,033
                                             -------             -------         -------              -------
                                             $50,769             $41,743         $91,173              $76,702
                                             =======             =======         =======              =======

                                                                                April 30,            October 31,
                                                                                  2000                  1999
                                                                                ---------            -----------
Identifiable assets:
   United States                                                                $113,390              $ 86,367
   Europe                                                                         95,574                92,025
   Canada                                                                          7,342                 4,434
   Corporate and Other                                                            77,108               103,047
                                                                                --------              --------
Total                                                                           $293,414              $285,873
                                                                                ========              ========

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

                              RESULTS OF OPERATIONS

In this section we discuss the results of our operations for the first three and six months of fiscal 2000 and compare them with the same periods of fiscal 1999. We discuss our cash flows and current financial condition beginning on page 20 in the "Capital Resources and Liquidity" section.

SECOND QUARTER HIGHLIGHTS VS. 1999'S SECOND QUARTER:

   Sales up 22% to $50.8 million.

   Gross profit up 22% on consistent margins.

   Income from operations up 18% to $11.4 million.

   Diluted earnings per share from continuing operations up 24% to 47 cents from 38 cents.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

SIX-MONTH HIGHLIGHTS:

   Sales up 19% to $91.2 million.

   Gross profit up 23%; margin improved by two percentage points to 65% of revenue.

   Income from operations up 26% to $19.6 million.

   Diluted earnings per share from continuing operations up 45% to 80 cents from 55 cents.

SELECTED STATISTICAL INFORMATION -- PERCENTAGE OF SALES AND GROWTH

                                                Percent of Sales                           Percent of Sales
                                                Three Months Ended                         Six Months Ended
                                                     April 30,                                 April 30,
                                            ----------------------        %            -------------------        %
                                             2000         1999         Growth          2000        1999        Growth
                                            ------       ------        ------         -----       -----        ------
Net sales                                   100%         100%           22%           100%        100%           19%
Cost of sales                                36%          36%           21%            35%         37%           12%
Gross profit                                 64%          64%           22%            65%         63%           23%
Selling, general and administrative          38%          37%           24%            40%         39%           21%
Research and development                      1%           1%           53%             1%          1%           47%
Amortization                                  2%           2%           16%             2%          2%            9%
     Income from operations                  22%          23%           18%            22%         20%           26%

NET SALES: All revenue is generated by our two business units, CooperVision ("CVI") and CooperSurgical ("CSI"):

  CVI markets a broad range of contact lenses primarily in North America and Europe.

  CSI markets diagnostic products, surgical instruments and accessories to the women's healthcare market.

Our consolidated revenue grew $9 million (22%) and $14.5 million (19%), respectively, in the three- and six-month periods:

                            Three Months Ended                               Six Months Ended
                                 April 30,                                       April 30,
               ---------------------------------------             ---------------------------------------
                2000           1999           % Incr.               2000            1999           % Incr.
               ------         ------          -------              ------          ------          -------
                                                    ($ in millions)
CVI            $38.3          $34.7             10%                $70.2           $62.5              12%
CSI             12.5            7.0             78%                 21.0            14.2              47%
               -----          -----                                -----           -----
               $50.8          $41.7             22%                $91.2           $76.7              19%
               =====          =====                                =====           =====

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

CVI REVENUE: CVI's worldwide core business, which we define as all revenue except our lower margin original equipment manufacturer ("OEM") sales to other contact lens manufacturers, grew 16% and 17% for the three- and six-month period, respectively.

                     Second                       % Change                                          % Change
                     Quarter           %        from Second          Six Months         %           from Six
Segment                2000         Total       Quarter 1999            2000          Total       Months 1999
-------              --------       -----       ------------        ------------      -----       -----------
U.S.                  $24.9          65%              21%              $45.0            64%             23%
International          11.6          30%               7%               22.1            32%              6%
                      -----         ----                               -----           ----
Core business          36.5          95%              16%               67.1            96%             17%
OEM                     1.8           5%             (46%)               3.1             4%            (40%)
                      -----         ----                               -----           ----
Total                 $38.3         100%              10%              $70.2           100%             12%
                      =====         ====                               =====           ====

CVI's core product sales in the U.S. grew 21% and 23% in the three- and six-month period, as the disposable-planned replacement ("DPR") sphere and toric product lines together grew 42% in both periods.

Our U.S. toric lens business grew 22% in the second fiscal quarter (25% for the six-month period) while the toric market was growing about 12% for the first calendar quarter. During the second fiscal quarter, sales of CVI's DPR torics grew 36% in the U.S., driven by sales of Preference Toric and Frequency 55 Toric.

Sales of spherical DPR products in the U.S., driven by sales of Frequency 55 spheres and Frequency Aspheric, grew about $2.4 million, or 54% in the second quarter and about $4.1 million, or 55% for the six-month period. Together, CVI's DPR spheres and torics now account for nearly 75% of its U.S. business.

During the second quarter, CVI continued to introduce Frequency Aspheric in the U.S. The optical properties of this lens can help improve visual acuity in low light situations and correct low degrees of astigmatism. CVI also introduced Encore Toric, its two-week disposable cast molded toric lens.

International core revenue, sales in countries outside the United States plus exports from the U.S., grew 7% during the quarter, 12% when adjusted for currency fluctuations. OEM sales declined as expected, down 46% from last year's second quarter, 40% for the six-month period.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

During the second quarter, the roll out of new products continued in Europe. These include CVI's line of toric lenses, the Frequency Aspheric lens and Frequency 55 UV, which contains an ultra violet light-blocking agent. In November, CVI introduced its cast-molded toric product--called Frequency XCEL--in Europe. XCEL is now available in every major European market.

CSI REVENUE: CSI revenue grew 78% and 47% in the three- and six-month periods, due primarily to the recent acquisitions of products from BEI Medical Systems, Inc. and Leisegang Medical, Inc. Absent the revenue provided by these acquisitions, revenue of our women's healthcare products grew 9% and 7%, respectively, reflecting the continued growth of FemExam pH and Amines TestCard System and the Cerveillance Digital Colposcope line.

In December, CSI acquired well-known brands of uterine manipulators and other niche products for the gynecologist's office from BEI Medical Systems Company, Inc.

At the end of January, CSI completed the acquisition of the Leisegang Business (See Note 3). The products are diagnostic and surgical instruments including colposcopes, instruments to perform loop electrosurgical excision procedures, hand-held gynecological instruments, disposable specula and cryosurgical systems. Many products are disposable, including the Sani-Spec line of disposable plastic specula, which comprises its largest product group.

COST OF SALES/GROSS PROFIT: Gross profit as a percentage of sales ("margin") was as follows:

                                          Margin %                             Margin %
                                     Three Months Ended                   Six Months Ended
                                          April 30,                           April 30,
                              --------------------------               ------------------------
                              2000                  1999               2000                1999
                              ----                  ----               ----                ----
CVI                            68%                  65%                68%                 64%
CSI                            53%                  56%                54%                 56%
Consolidated                   64%                  64%                65%                 63%

The gross margin improvement at CVI reflects cost reduction projects at both our U.S. and U.K. manufacturing sites. Aside from any major changes in product mix, we believe that continued cost reductions will result in improving margins during the remainder of fiscal 2000 and beyond.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

CSI's margins declined in both periods, primarily reflecting the products recently acquired from BEI and Leisegang, which generate relatively lower margins. We anticipate that our overall margins at CSI will be about 53% of sales for the full fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE ("SGA") EXPENSE:

                                  Three Months Ended                               Six Months Ended
                                      April 30,                                       April 30,
                     --------------------------------------------        --------------------------------------
                       2000              1999           % Incr.            2000          1999           % Incr.
                     --------          --------         -------          --------      --------         -------
                                                            ($ in millions)
CVI                  $13.5              $11.6             17%             $26.2          $22.2             18%
CSI                    4.1                2.4             68%               6.7            4.9             37%
HQ/Other               1.7                1.5             11%               3.2            2.7             19%
                     -----              -----                             -----          -----
                     $19.3              $15.5             24%             $36.1          $29.8             21%
                     =====              =====                             =====          =====

As a percentage of sales, SGA was 1% above 1999's second quarter and six-month period. Increases of 17% and 18% at CVI for the respective periods was driven by marketing costs associated with new product launches. CSI SGA grew by 68% and 37%, with revenues growing 78% and 47% for the respective periods. The lower increase in SGA as related to sales growth is attributable to synergies with the acquisitions of BEI products and Leisegang. Corporate SGA grew by $171,000 and $514,000 in the second quarter and first six months reflecting primarily timing and amounts of bonus payments and normal business growth.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSE: We expect that R&D spending will remain at a low percentage of sales because we are focusing on acquiring products that will not require large expenditures of time or money before introduction.

INCOME FROM OPERATIONS: Income from operations improved by $1.8 million or 18% and $4.1 million or 26% for the three- and six-month periods:

                                  Three Months Ended                              Six Months Ended
                                       April 30,                                       April 30,
                         --------------------------------------          --------------------------------------
                          2000            1999          Incr.             2000            1999            Incr.
                         ------          ------         -----            ------          ------           -----
                                                            ($ in millions)
   CVI                    $11.4            $10.3        $ 1.1             $19.8           $16.5           $3.3
   CSI                      1.7              0.9          0.8               3.1             1.7            1.4
   Headquarters            (1.7)            (1.6)        (0.1)             (3.3)           (2.7)          (0.6)
                          -----            -----        -----             -----           -----           ----
                          $11.4            $ 9.6        $ 1.8             $19.6           $15.5           $4.1
                          =====            =====        =====             =====           =====           ====

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

INTEREST EXPENSE: Interest expense in the first six months of $2.6 million was down 27% from the same period of fiscal 1999, primarily reflecting debt payments we made at the end of the second quarter of 1999 with proceeds from the sale of HGA and the replacement in the first quarter of $17.4 million Midland Bank Loan with lower cost debt.

OTHER INCOME, NET:

                                         Three Months Ended                             Six Months Ended
                                              April 30,                                    April 30,
                                      --------------------------                    ---------------------
                                        2000             1999                        2000              1999
                                      --------         --------                     --------          ------
                                                                  (In thousands)
Interest income                         $  67             $  86                     $ 278              $ 137
Foreign exchange                         (138)             (134)                     (239)              (274)
Gain on cancellation of
   interest rate swap                      --                --                       240                 --
Other                                     131                85                       181                208
                                        -----             -----                      ----              -----
                                        $  60             $  37                     $ 460              $  71
                                        =====             =====                     =====              =====

PROVISION FOR INCOME TAXES: We estimate that our effective tax rate ("ETR") for the full fiscal year 2000 will be 33.5%.

We implemented a global tax plan in the fourth quarter of fiscal 1999 to minimize both the taxes reported in our statement of income and the actual taxes we will have to pay once the benefits of our net operating loss ("NOLs") are fully utilized. Assuming no major acquisitions or large stock issuances, we currently expect to reduce our ETR to approximately 30% over the next six years. This plan could possibly extend the cash flow benefits of the NOLs through 2003. We expect that actual cash payments for taxes will be about 10% of pretax profits throughout this period.

DISCONTINUED OPERATIONS: In January 1999, Cooper completed the sale of a portion of Hospital Group of America, Inc. ("HGA") for $5 million in cash and trade receivables. In April 1999, Cooper sold the remainder of HGA to Universal Health Services, Inc. for $27 million at closing. Cooper recorded gains on disposal of $1.3 million in the first quarter and $1.7 million in the second quarter, reflecting adjustments to the loss estimated in 1998. (See Note 8.)

CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLES: In the first quarter of fiscal 2000, we recorded a net of tax charge of $432,000 to implement a new accounting principle. (See Note 4.)

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                          CAPITAL RESOURCES & LIQUIDITY

SECOND QUARTER HIGHLIGHTS:

     Operating cash flow $10.6 million vs. $9.2 million in 1999's second quarter.

     "Cash Flow" (pretax income from continuing operations plus depreciation and amortization) per diluted share 86 cents vs. 70 cents in 1999's second quarter.

     Closed one small acquisition for cash payment of $1.7 million.

     Expenditures for purchases of property, plant and equipment (PP&E) $2.9 million vs. $3.2 million in 1999's second quarter.

SIX-MONTH HIGHLIGHTS:

     Operating cash flow $15.9 million vs. $5.8 million in the first half of 1999.

     Cash Flow per diluted share $1.50 vs. $1.09 in the first half of 1999.

     Closed three acquisitions for cash payments of $23.5 million.

     Refinanced approximately $18 million long-term debt, replacing it with less expensive debt under our Revolving Credit Agreement.

     Expenditures for purchases of PP&E $6.2 million vs. $5.4 million in the first half of 1999.

COMPARATIVE STATISTICS (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS):

                                                        April 30, 2000         October 31, 1999
                                                        --------------         ----------------
Cash and cash equivalents                                       $4.7                    $20.9
Total assets                                                  $293.4                   $285.9
Working capital                                                $51.7                    $58.6
Total debt                                                     $57.1                    $62.0
Ratio of debt to equity                                        0.3:1                    0.4:1
Debt as a percentage of total capitalization                     25%                      27%

                                                        April 30, 2000            April 30, 1999
                                                        --------------            --------------

Operating cash flow -- twelve months ended                      $37.8                    $20.9
Cash Flow per diluted share -- twelve months ended              $3.23                    $2.06


OPERATING CASH FLOWS: Our major source of liquidity continues to be cash flow provided by operating activities. Operating cash flow for the first half of fiscal 2000 was $15.9 million, nearly trebling the $5.8 generated in the comparable period last year. We now expect to generate positive operating cash flow each quarter. In prior years, we would typically experience a net cash outflow from operating activities in our first quarter, reflecting payments made to settle disputes, bonus payments and inventory builds in anticipation of new product launches and increased sales in subsequent quarters. In the first half of this year, strong operating results (operating income of $19.6 million) and a reduced inventory build (of the total increase in inventory from October 31, 1999 of $4.9 million, approximately $4.2 million represented inventories of companies acquired in the first quarter) drove operating cash flow to $15.9 million.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded

Major uses of cash for operating activities in the first half of 2000 included payments of $3 million related to settlements of disputes, $1.4 million to fund entitlements under Cooper's bonus plans and approximately $1.3 million in interest payments.

INVESTING CASH FLOWS: The cash outflow of $29.7 million from investing activities was driven by capital expenditures of $6.2 million and payments of $23.5 million to fund acquisitions. (See note 3.)

FINANCING CASH FLOWS: For the first half of 2000, financing activities resulted in a cash outflow of $2.5 million. In the first quarter, we spent about $18 million to refinance a portion of the debt raised to fund the acquisition of Aspect in December 1997. We funded most of this by drawing down on our KeyBank line of credit, which carries a lower effective interest rate. Because the debt we paid off was backed by a letter of credit from KeyBank, and was, therefore, deducted from our total facility amount, we lost no availability under our line of credit by effecting this transaction. In the second quarter we made additional net debt repayments of approximately $3.5 million, to further reduce our interest expense.

OUTLOOK: We believe that cash on hand of $4.7 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We may need additional funds for larger acquisitions and other strategic alliances. At April 30, 2000, we had about $27 million available under the KeyBank line of credit and, based on conversations with KeyBank, anticipate that additional financing would be available as required.

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

TRADEMARKS: The following trademarks italicized in this report are owned by, licensed to or distributed by The Cooper Companies, Inc., its subsidiaries or affiliates: Cerveillance'r', FemExam'r'TestCard System, Hyskon'r', Marlow'TM', Frequency 55'r', Preference'r', Frequency'r'Aspheric, Encore'TM',
Frequency'r'XCEL, Sani-Spec'r'and Unimar'r'.

                           PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The 2000 Annual Meeting of Stockholders was held on March 28, 2000.

Each of the eight individuals nominated to serve as directors of the Company was elected:

    Director                                          Shares For            Shares Against
    --------                                          ----------            --------------
    A. Thomas Bender                                  12,898,019                42,147
    Michael H. Kalkstein                              12,897,953                42,213
    Moses Marx                                        12,897,586                42,580
    Donald Press                                      12,898,019                42,147
    Steven Rosenberg                                  12,897,664                42,502
    Allan E. Rubenstein, M.D.                         12,898,007                42,159
    Robert S. Weiss                                   12,898,006                42,160
    Stanley Zinberg, M.D.                             12,898,019                42,147

Stockholders ratified the appointment of KPMG LLP as Cooper's independent certified public accountants for the fiscal year ending October 31, 2000. A total of 12,903,288 shares were voted in favor of the ratification, 22,124 shares were voted against it and 14,752 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.

   Exhibit
   Number                           Description
   -------                          -----------
   11*                        Calculation of Earnings Per Share.

   27                         Financial Data Schedule.

   * The information called for in this exhibit is provided in Footnote 6 to the Consolidated Condensed Financial Statements in this report.

   (b) Cooper filed the following reports on Form 8-K during the period from February 1, 2000 to April 30, 2000.

   Date of Report                   Item Reported
   --------------                   --------------
   February 23, 2000                Item 5.  Other Events
   March 28, 2000                   Item 5.  Other Events

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           The Cooper Companies, Inc.
                                 ----------------------------------------------
                                                  (Registrant)



Date: June 9, 2000                         /s/ Stephen C. Whiteford
                                 ---------------------------------------------
                                    Vice President and Corporate Controller

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

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................'TM'
The registered trademark symbol shall be expressed as....................'r'