Form 10-Q
period 2000-07-31
COOPER COMPANIES INC
filed 2000-09-08
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Quarterly Period Ended      JULY 31, 2000
                                    ------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period from _____________ to __________

Commission File Number 1-8597
                       ------

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

                                  Yes X   No
                                     ---    ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value                           14,296,996 Shares
----------------------------                     ------------------------------
           Class                                 Outstanding at August 31, 2000

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

                     Consolidated Condensed Statements of Income - Three
                           and Nine Months Ended July 31, 2000 and 1999                                  3

                     Consolidated Condensed Balance Sheets - July 31, 2000
                           and October 31, 1999                                                          4

                     Consolidated Condensed Statements of Cash Flows - Nine
                           Months Ended July 31, 2000 and 1999                                           5

                     Consolidated Condensed Statements of Comprehensive
                              Income - Three and Nine Months Ended
                              July 31, 2000 and 1999                                                     6

                     Notes to Consolidated Condensed Financial Statements                                7

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                      15

  Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                  23

PART II.   OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                                           24

Signature                                                                                               25

Index of Exhibits                                                                                       26

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                   -------------------------------------------
                    (In thousands, except per share figures)
                                   (Unaudited)

                                                                Three Months Ended                     Nine Months Ended
                                                                     July 31,                             July 31,
                                                              ------------------------               ----------------------
                                                                2000            1999                   2000           1999
                                                              --------        --------               --------        ------
Net sales                                                     $  50,908      $   43,404            $  142,081     $  120,106
Cost of sales                                                    17,408          15,116                49,465         43,706
                                                              ---------      ----------            ----------     ----------
Gross profit                                                     33,500          28,288                92,616         76,400
Selling, general and administrative expense                      18,717          16,041                54,801         45,812
Research and development expense                                    703             398                 2,027          1,301
Amortization of intangibles                                       1,031             954                 3,122          2,866
                                                              ---------      ----------            ----------     ----------
Income from operations                                           13,049          10,895                32,666         26,421
Interest expense                                                  1,164           1,322                 3,813          4,933
Settlement of dispute                                               653               -                   653              -
Other income, net                                                    13              54                   473            125
                                                              ---------      ----------            ----------     ----------
Income from continuing operations before
   income taxes                                                  11,245           9,627                28,673         21,613
Provision for income taxes                                        2,584           3,081                 8,422          7,132
                                                              ---------      ----------            ----------     ----------
Income from continuing operations                                 8,661           6,546                20,251         14,481
Discontinued operations                                               -               -                     -          3,099
Cumulative effect of change in accounting
   principle                                                          -               -                  (432)             -
                                                              ---------      ----------            ----------     ----------
Net income                                                    $   8,661      $    6,546            $   19,819     $   17,580
                                                              =========      ==========            ==========     ==========

Earnings per share:
Basic:
  Continuing operations                                       $    0.61      $     0.47            $     1.43     $     1.03
  Discontinued operations                                             -               -                     -           0.22
  Cumulative effect of change in accounting
     principle                                                        -               -                 (0.03)             -
                                                              ---------      ----------            ----------     ----------
  Earnings per share                                          $    0.61      $     0.47            $     1.40     $     1.25
                                                              =========      ==========            ==========     ==========
Diluted:
  Continuing operations                                       $    0.59      $     0.46            $     1.40     $     1.01
  Discontinued operations                                             -               -                     -           0.22
  Cumulative effect of change in accounting
     principle                                                        -               -                 (0.03)             -
                                                              ---------      ----------            ----------     ----------
  Earnings per share                                          $    0.59      $     0.46            $     1.37     $     1.23
                                                              =========      ==========            ==========     ==========

Number of shares used to compute earnings
  per share:
         Basic                                                   14,231          13,973                14,143         14,118
                                                              =========      ==========            ==========     ==========
         Diluted                                                 14,596          14,194                14,471         14,318
                                                              =========      ==========            ==========     ==========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      -------------------------------------
                                   (Unaudited)

                                                                                       July 31,              October 31,
                                                                                         2000                   1999
                                                                                       --------              -----------
                                                                                                (In thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                           $  9,428               $ 20,922
   Trade receivables, net                                                                30,628                 26,792
   Inventories                                                                           38,098                 33,430
   Deferred tax asset                                                                    17,798                 11,638
   Other current assets                                                                   8,807                  7,679
                                                                                       --------               --------
      Total current assets                                                              104,759                100,461
                                                                                       --------               --------
Property, plant and equipment, net                                                       46,655                 40,319
Goodwill and other intangibles, net                                                      93,320                 80,518
Deferred tax asset                                                                       44,203                 56,519
Other assets                                                                              7,580                  8,056
                                                                                       --------               --------
                                                                                       $296,517               $285,873
                                                                                       ========               ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts and notes payable                                                          $ 13,021               $  8,846
   Current portion of long-term debt                                                      2,124                  2,305
   Accrued income taxes                                                                   6,645                 11,351
   Other current liabilities                                                             24,400                 19,394
                                                                                       --------               --------
      Total current liabilities                                                          46,190                 41,896
Long-term debt                                                                           46,193                 57,067
Other noncurrent liabilities                                                             19,960                 22,767
                                                                                       --------               --------
      Total liabilities                                                                 112,343                121,730
                                                                                       --------               --------
Contingency (see Note 10)
Stockholders' equity:
   Common stock, $.10 par value                                                           1,519                  1,497
   Additional paid-in capital                                                           254,249                251,345
   Accumulated other comprehensive loss                                                  (2,688)                  (595)
   Accumulated deficit                                                                  (55,073)               (74,044)
   Other                                                                                   (150)                     -
   Treasury stock at cost                                                               (13,683)               (14,060)
                                                                                       --------               --------
         Total stockholders' equity                                                     184,174                164,143
                                                                                       --------               --------
                                                                                       $296,517               $285,873
                                                                                       ========               ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                 -----------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                                July 31,
                                                                                   ---------------------------------
                                                                                       2000                  1999
                                                                                   -----------             ---------
Cash flows from operating activities:
  Net income                                                                        $   19,819             $  17,580
  Depreciation and amortization                                                          6,394                 6,451
  Deferred income taxes                                                                  8,351                (4,519)
  Net (increase) in working capital                                                     (1,856)               (1,717)
  Net increase in non-current (assets) liabilities                                      (4,387)               (2,601)
  Other                                                                                     86                    95
                                                                                    ----------             ---------
Net cash provided by operating activities                                               28,407                15,289
                                                                                    ----------             ---------
Cash flows from investing activities:
  Disposition of discontinued operations, net of (costs)                                (1,455)               25,396
  Purchases of property, plant and equipment                                           (11,182)               (7,547)
  Acquisitions of businesses                                                           (24,423)                    -
  Sale of securities                                                                         -                 5,419
  Other                                                                                      -                  (386)
                                                                                    ----------             ---------
Net cash provided (used) by investing activities                                       (37,060)               22,882
                                                                                    ----------             ---------
Cash flows from financing activities:
  Net proceeds from KeyBank line of credit                                              11,498                 8,532
  Repayment of long-term debt                                                          (19,317)              (33,989)
  Dividends on common stock                                                               (848)                 (280)
  Exercises of stock options/warrant                                                     3,020                 1,087
  Net proceeds from (repayment of) short-term debt                                       2,509                (2,142)
  Purchase of treasury stock                                                                 -                (7,345)
  Other                                                                                     47                    47
                                                                                    ----------             ---------
Net cash used by financing activities                                                   (3,091)              (34,090)
                                                                                    ----------             ---------
Effect of exchange rate changes on cash and cash equivalents                               250                   312
Net increase (decrease) in cash and cash equivalents                                   (11,494)                4,393
Cash and cash equivalents - beginning of period                                         20,922                 7,333
                                                                                    ----------             ---------
Cash and cash equivalents - end of period                                           $    9,428             $  11,726
                                                                                    ==========             =========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
            ---------------------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                               Three Months Ended                     Nine Months Ended
                                                                    July 31,                               July 31,
                                                             ------------------------            -------------------------
                                                               2000            1999                2000              1999
                                                             --------        --------            --------           ------
Net income                                                   $  8,661        $  6,546             $19,819          $17,580

Other comprehensive income (loss):
   Foreign currency translation adjustment                       (761)            136              (2,093)            (294)
                                                             --------        --------             -------          -------
Comprehensive income                                         $  7,900        $  6,682             $17,726          $17,286
                                                             ========        ========             =======          =======

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
              ----------------------------------------------------
                                   (Unaudited)


Note 1.  General

The Cooper Companies, Inc. ("Cooper" or "we" and similar pronouns), through its principal subsidiaries, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a range of specialty contact lenses to correct visual defects, including toric lenses that correct astigmatism, cosmetic lenses that change or enhance appearance of the eyes' natural color and aspheric lenses that improve vision in low light conditions. Its leading products are disposable-planned replacement toric and spherical lenses. CVI also markets conventional toric and spherical lenses and lenses for patients with more complex vision disorders. CooperSurgical ("CSI") markets diagnostic products and surgical instruments and accessories to the women's healthcare market.

During interim periods, we follow the accounting policies described in our most recent Form 10-K. Please refer to this and to our Annual Report to Stockholders for the fiscal year ended October 31, 1999, when reviewing this Form 10-Q. Current results are not a guarantee of future performance.

The financial statements presented in this report, although unaudited, contain all adjustments necessary to present fairly Cooper's consolidated financial position as of July 31, 2000 and October 31, 1999, the consolidated results of its operations for the three and nine months ended July 31, 2000 and 1999 and its consolidated cash flows for the nine months ended July 31, 2000 and 1999. We only adjusted for normal recurring items except for the following, all of which occurred in fiscal 2000:

1. In the first quarter, we adopted Statement of Position 98-5, "Reporting on the Cost of Start-up Activities" (see Note 4).

2. In the third quarter, we changed our tax reserves because of a settlement of an income tax dispute (see Note 7).

3. In the third quarter, we recorded write-offs principally due to a terminated joint venture (see Note 9).

Note 2.  Inventories

                                         July 31,               October 31,
                                           2000                    1999
                                         -------                ---------
                                                  (In thousands)

Raw materials                             $ 9,976                $ 8,151
Work-in-process                             5,495                  3,786
Finished goods                             22,627                 21,493
                                          -------                -------
                                          $38,098                $33,430
                                          =======                =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
         ---------------------------------------------------------------
                                   (Unaudited)

Note 3.  Acquisitions

BEI ACQUISITION: On December 8, 1999, Cooper purchased a group of women's healthcare products from BEI Medical Systems Company, Inc. for approximately $10.3 million in cash.

These included uterine manipulators and other products for the gynecological surgery market. Most of these products are disposable. Physicians use these products both in their offices and in hospitals.

The acquisition has been accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired (goodwill) initially has been recorded at $8.4 million and is being amortized over 20 years.

LEISEGANG ACQUISITION: On January 31, 2000, Cooper purchased a group of women's healthcare products (the "Leisegang Business") from NetOptix Corporation for approximately $10 million in cash and, and in May 2000, an additional $250,000. Before the acquisition, the Leisegang Business had annual revenue of more than $11 million from operations in the U.S., Germany and Canada.

The Leisegang Business includes diagnostic and surgical instruments including colposcopes, instruments to perform loop electrosurgical excision procedures, hand-held gynecological instruments, disposable specula and cryosurgical systems. Many of these products are disposable, including the Sani-Spec line of disposable plastic specula, its largest product group.

The acquisition has been accounted for as a purchase. Goodwill initially has been recorded at $5.4 million and is being amortized over 20 years.

Note 4.  New Accounting Pronouncements

In April 1998, The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities." The SOP broadly defines start-up activities and requires that we expense them as incurred, effective for fiscal years beginning after December 15, 1998. We adopted the SOP in the first quarter of this year and reported an after tax charge of $432,000 as the cumulative effect of a change in accounting principle. Our previous policy had been to defer the cost of start-up activities as appropriate and amortize them over future periods.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, which delayed the effective date of SFAS 133 to the first quarter of fiscal years beginning after June 15, 2000. SFAS 133 requires us to recognize all derivatives at fair value on the balance sheet. Changes in fair value must be recognized currently in earnings unless we meet specific hedge accounting criteria. We will adopt SFAS 133 in the first quarter of fiscal 2001 and do not anticipate that it will have a material effect on our financial statements.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
         ---------------------------------------------------------------
                                   (Unaudited)

Note 5.  Long-Term Debt

                                                            July 31,                         October 31,
                                                              2000                              1999
                                                            --------                         ----------
                                                                         (In thousands)
Promissory notes - Aspect                                   $21,355                           $23,439
Midland Bank                                                      -                            17,445
KeyBank line of credit                                       11,498                                 -
Aspect Vision bank loans                                      5,461                             6,292
Promissory note - Wesley-Jessen
   Corporation ("W-J")                                            -                               100
County of Monroe Industrial
   Development Agency ("COMIDA")
   Bond                                                       2,515                             2,695
Capitalized leases                                            7,431                             9,401
Other                                                            57                                 -
                                                            -------                           -------
                                                             48,317                            59,372
Less current installments                                     2,124                             2,305
                                                            -------                           -------
                                                            $46,193                           $57,067
                                                            =======                           =======

MIDLAND BANK

Cooper repaid the Midland Bank loan with cash and $12.5 million of its KeyBank line of credit. Since the Midland Bank loan was covered by a letter of credit against the KeyBank line of credit, we reduced overall interest expense and increased the amount of credit available under the KeyBank line.

KEYBANK LINE OF CREDIT

At July 31, 2000, we had $31.3 million available under the KeyBank line of credit.

Line of credit summary:
(in millions)
   Amount of line                                         $ 50.0
   Loans                                                   (11.5)
   Letters of credit backing other debt                     (7.2)
                                                          ------
   Available credit                                       $ 31.3
                                                          ======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
         ---------------------------------------------------------------
                                   (Unaudited)

Note 6.  Earnings Per Share ("EPS")

(In thousands, except per share figures)

                                                      Three Months Ended                       Nine Months Ended
                                                           July 31,                                July 31,
                                                   --------------------------            ----------------------------
                                                     2000              1999                2000               1999
                                                     ----              ----                ----               ----
Income from continuing operations                $   8,661         $   6,546           $  20,251          $  14,481
Discontinued operations                                  -                 -                   -              3,099
Cumulative effect of change in
  accounting principles                                  -                 -                (432)                 -
                                                 ---------         ---------           ---------          ---------
Net income                                       $   8,661         $   6,546           $  19,819          $  17,580
                                                 =========         =========           =========          =========

Basic:
Weighted average common shares                      14,231            13,973              14,143             14,118
                                                 =========         =========           =========          =========

Basic earnings per share:
  Continuing operations                          $    0.61         $    0.47           $    1.43          $    1.03
  Discontinued operations                                -                 -                   -               0.22
  Cumulative effect of change in
    accounting principles                                -                 -               (0.03)                 -
                                                 ---------         ---------           ---------          ---------
Basic earnings per share                         $    0.61         $    0.47           $    1.40          $    1.25
                                                 =========         =========           =========          =========

Diluted:
Weighted average common shares                      14,231            13,973              14,143             14,118

Add dilutive securities:
Warrants                                                 -                16                   -                 27
Options                                                365               205                 328                173
                                                 ---------         ---------           ---------          ---------
Denominator for diluted earnings
  per share                                         14,596            14,194              14,471             14,318
                                                 =========         =========           =========          =========

Diluted earnings per share:
  Continuing operations                          $    0.59         $    0.46           $    1.40          $    1.01
  Discontinued operations                                -                 -                   -               0.22
  Cumulative effect of change in
    accounting principles                                -                 -               (0.03)                 -
                                                 ---------         ---------           ---------          ---------
Diluted earnings per share                       $    0.59         $    0.46           $    1.37          $    1.23
                                                 =========         =========           =========          =========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
         ---------------------------------------------------------------
                                   (Unaudited)

We excluded the following options to purchase Cooper's common stock from the computation of diluted EPS because their exercise prices were above the average market price.

                                               Three Months Ended                     Nine Months Ended
                                                    July 31,                                 July 31,
                                      -----------------------------------      ------------------------------------
                                            2000                1999                 2000                1999
                                      ---------------     ---------------      ---------------      ---------------
Number of shares excluded                     511,250           1,142,500              754,250            1,245,833
                                      ===============     ===============      ===============      ===============
Range of exercise prices              $36.00 - $62.21     $23.44 - $62.21      $34.00 - $62.21      $20.00 - $62.21
                                      ===============     ===============      ===============      ===============

Note 7.  Income Taxes

The effective tax rates ("ETR") for the provision for income taxes of $2.6 million and $8.4 million for the three and nine months ended July 31, 2000 were 23% and 29.4%, respectively. In the third quarter of fiscal 2000, we paid $3 million to settle a long-standing dispute with the California Franchise Tax Board ("FTB"). Our payment was lower than the provision for the FTB claim in our financial statements, which was based on amounts claimed by the FTB and our assessment of the risk at that time, and we reversed the amount no longer required. In the third quarter, we also recorded one-time charges for a settlement of dispute with a German distributor, and a charge related to a terminated acquisition, totaling about $800,000. Excluding these unusual items, our ETR for the nine-month period is about 33%, which is below the 33.5% used for the first six months of this year, lowering the ETR on operations to 31.7% for the third quarter.

The ETR used to record the provision for income taxes of $7.1 million for the nine-month period ended July 31, 1999 was approximately 33%. In the third quarter of 1999, updated projections indicated that the full year ETR would be about 33%, down one percentage point from the second quarter's estimate. As a result, the ETR for the three-month period ended July 31, 1999 was approximately 32%.

Note 8.  Discontinued Operations

In the fourth quarter of 1998, Cooper declared Hospital Group of America ("HGA"), its former psychiatric services business, a discontinued operation and recorded a charge of $22.3 million reflecting our estimate of the ultimate loss to be incurred upon disposition.

In January 1999, we completed the sale of a portion of HGA for $5 million in cash and trade receivables and in April 1999 sold the remainder to Universal Health Services, Inc. for $27 million in cash. Cooper recorded gains on disposal of $1.3 million in the first quarter and $1.7 million in the second quarter, reflecting adjustments to the loss estimated in 1998. HGA's patient revenue was $20.8 million for the nine months ended July 31, 1999.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
         ---------------------------------------------------------------
                                   (Unaudited)

Note 9.  Settlement of Dispute

In the third quarter, we recorded $653,000 for a settlement of a dispute with a German distributor that included the write-off of our investment in a related joint venture.

Note 10.  Contingency -- Environmental

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

Note 11.  Business Segment Information

Cooper is organized by product line for management reporting with operating income the primary measure of segment profitability. Corporate expenses are not allocated to the segments' operating income. Items accounted for below operating income are not considered when measuring segment profitability. The accounting policies used to generate segment results are the same as our overall accounting policies.

Identifiable assets are those assets used in continuing operations excluding cash and cash equivalents, which we deem to be corporate assets. Long-lived assets are primarily property, plant and equipment and goodwill and other intangibles.

Segment information:

                                                    Three Months Ended                  Nine Months Ended
                                                        July 31,                             July 31,
                                               -------------------------            --------------------------
                                                  2000            1999                2000              1999
                                               ---------       ---------            --------         ---------
                                                                         (In thousands)
Revenue from external customers
   (no inter-segment sales):
   CVI                                         $  39,260       $  35,916            $109,488         $  98,397
   CSI                                            11,648           7,488              32,593            21,709
                                               ---------       ---------            --------         ---------
                                               $  50,908       $  43,404            $142,081         $ 120,106
                                               =========       =========            ========         =========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
         ---------------------------------------------------------------
                                   (Unaudited)

                                                 Three Months Ended                    Nine Months Ended
                                                       July 31,                               July 31,
                                            -----------------------------           ------------------------
                                               2000               1999                 2000             1999
                                            ----------         ----------           ----------       -------
                                                                        (In thousands)
Operating income:
   CVI                                       $  13,344         $  11,370          $  33,110           $  27,866
   CSI                                           1,560             1,301              4,651               3,057
   Corporate                                    (1,855)           (1,776)            (5,095)             (4,502)
                                             ---------         ---------          ---------           ---------
Total operating income                          13,049            10,895             32,666              26,421
   Interest expense                             (1,164)           (1,322)            (3,813)             (4,933)
   Other income (expense), net                    (640)               54               (180)                125
                                             ---------         ---------          ---------           ---------
Income from continuing
  operations before income taxes             $  11,245         $   9,627          $  28,673           $  21,613
                                             =========         =========          =========           =========


                                                                                    July 31,            October 31,
                                                                                      2000                 1999
                                                                                  ----------             ---------
Identifiable assets:
   CVI                                                                              $163,159             $153,759
   CSI                                                                                61,487               41,491
   Corporate and other                                                                71,871               90,623
                                                                                    --------             --------
Total                                                                               $296,517             $285,873
                                                                                    ========             ========

Geographic information:

                                                Three Months Ended                    Nine Months Ended
                                                      July 31,                             July 31,
                                            ----------------------------          --------------------------
                                               2000               1999              2000              1999
                                            ---------          ---------          --------          --------
                                                                       (In thousands)
Revenue: Sales to external customers:
   United States (country of domicile)      $  37,252          $  31,101          $104,597          $ 83,306
   Europe                                       9,371              9,251            26,397            28,715
   Canada                                       4,285              3,052            11,087             8,085
                                            ---------          ---------          --------          --------
                                            $  50,908          $  43,404          $142,081          $120,106
                                            =========          =========          ========          ========


                                                                                   July 31,        October 31,
                                                                                     2000             1999
                                                                                  --------         ---------
Long-lived assets by country of domicile:
   United States                                                                  $ 61,676          $ 48,427
   Europe                                                                           75,916            72,221
   Canada                                                                            2,383               189
                                                                                  --------          --------
Total                                                                             $139,975          $120,837
                                                                                  ========          ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
         ---------------------------------------------------------------
                                   (Unaudited)

Note 12.  Subsequent Event - Common Stock Repurchase Program

On August 30, 2000, our Board of Directors authorized the repurchase of up to one million shares of our common stock, none of which had been purchased as of September 6, 2000.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
            ---------------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------

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

Events, among others, that could cause actual results and future actions to differ materially from those described by or contemplated in the forward-looking statements include major changes in business conditions and the economy, loss of key senior management, major disruptions in the operations of Cooper's manufacturing facilities, new competitors or technologies, the impact of an undetected virus on our computer systems, acquisition integration costs, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, significant environmental cleanup costs above those already accrued, litigation costs, costs of business divestitures, and other factors described in Cooper's Securities and Exchange Commission filings, including the "Business" section in our Annual Report on Form 10-K for the year ended October 31, 1999. Cooper cautions investors not to rely unduly on forward-looking statements. They reflect our analysis only on their stated date or the date of this Form 10-Q. We disclaim any intent or obligation to update these forward looking statements.

                              RESULTS OF OPERATIONS

In this section we discuss the results of our operations for the three- and nine-month periods ended July 31, 2000 and compare them with the same periods of fiscal 1999. We discuss our cash flows and current financial condition beginning on page 21 in the "Capital Resources and Liquidity" section.

THIRD QUARTER HIGHLIGHTS VS. 1999'S THIRD QUARTER:

     Sales up 17% to $50.9 million.

     Gross profit up 18%; margin improved by one percentage point to 66% of revenue.

     Income from operations up 20% to $13 million.

     Diluted earnings per share from continuing operations up 28% to 59 cents from 46 cents.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
            ---------------------------------------------------------
                 Condition and Results of Operations, Continued
                 ----------------------------------------------

NINE-MONTH HIGHLIGHTS:

     Sales up 18% to $142.1 million.

     Gross profit up 21%; margin improved by one percentage point to 65% of revenue.

     Income from operations up 24% to $32.7 million.

     Diluted earnings per share from continuing operations up 39% to $1.40 from $1.01.

SELECTED STATISTICAL INFORMATION - PERCENTAGE OF SALES AND GROWTH

                                              Percent of Sales                          Percent of Sales
                                             Three Months Ended                         Nine Months Ended
                                                   July 31,                                 July 31,
                                             -------------------           %            -----------------           %
                                              2000         1999         Growth          2000        1999         Growth
                                             ------       ------        ------          -----       -----        ------
Net sales                                      100%         100%           17%           100%        100%           18%
Cost of sales                                   34%          35%           15%            35%         36%           13%
Gross profit                                    66%          65%           18%            65%         64%           21%
Selling, general and administrative             37%          37%           17%            39%         38%           20%
Research and development                         1%           1%           77%             1%          1%           56%
Amortization                                     2%           2%            8%             2%          2%            9%
     Income from operations                     26%          25%           20%            23%         22%           24%

NET SALES: All revenue is generated by our two business units, CooperVision ("CVI") and CooperSurgical ("CSI"):

     CVI markets a broad range of contact lenses primarily in North America and Europe.

     CSI markets diagnostic products, surgical instruments and accessories to the women's healthcare market.

Our consolidated revenue grew $7.5 million (17%) and $22 million (18%), respectively, in the three- and nine-month periods:

                         Three Months Ended                                   Nine Months Ended
                              July 31,                                            July 31,
               --------------------------------------              ---------------------------------------
                2000           1999           % Incr.               2000            1999           % Incr.
               ------         ------          -------              ------          ------          -------
                                                     ($ in millions)
CVI            $  39.3        $  35.9             9%               $109.5          $ 98.4            11%
CSI               11.6            7.5            56%                 32.6            21.7            50%
               -------        -------                              ------          ------
               $  50.9        $  43.4            17%               $142.1          $120.1            18%
               =======        =======                              ======          ======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
            ---------------------------------------------------------
                 Condition and Results of Operations, Continued
                 ----------------------------------------------

CVI REVENUE: CVI's worldwide core business, which we define as all revenue except our lower margin sales to other contact lens manufacturers ("OEM"), grew 13% and 15% for the three- and nine-month periods, respectively.

                       Third                       % Change                                           % Change
                      Quarter          %          from Third         Nine Months          %          from Nine
Segment                2000          Total       Quarter 1999            2000           Total       Months 1999
-------              --------        -----       ------------         --------          -----       -----------
U.S.                  $  25.4          65%              15%             $ 70.5            65%             20%
International            13.2          33%               9%               35.3            32%              7%
                      -------         ---                               ------           ---
Core business            38.6          98%              13%              105.8            97%             15%
OEM                       0.7           2%             (62%)               3.7             3%            (45%)
                      -------         ---                               ------           ---
Total                 $  39.3         100%               9%             $109.5           100%             11%
                      =======         ===                               ======           ===

CVI's core product sales in the U.S. grew 15% in the three-month period and 20% through nine months, as the disposable-planned replacement ("DPR") sphere and toric product lines together grew 30% and 37% in the respective periods.

Our U.S. toric lens business grew 17% in the third quarter (22% for the nine-month period) while industry statistics indicate the toric market grew about 6% in the second calendar quarter. During the third fiscal quarter, sales of CVI's DPR torics grew 32% in the U.S., led by sales of Frequency 55 Toric.

Sales of spherical DPR products in the U.S., driven by sales of Frequency 55 spheres and Frequency Aspheric, grew about $1.3 million or 26% in the third quarter and about $5.4 million or 43% for the nine-month period. Together, CVI's DPR spheres and torics now account for over 75% of its U.S. business.

During the third quarter, CVI continued to introduce Frequency Aspheric in the U.S. The optical properties of this lens help improve visual acuity in low light situations and correct low degrees of astigmatism. CVI also introduced Encore Toric, its two-week disposable cast molded toric lens.

International core revenue, sales in countries outside the United States plus exports from the U.S., grew 9% during the quarter, 15% when adjusted for currency fluctuations. OEM sales declined as expected, down 62% from last year's third quarter, 45% for the nine-month period.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
            ---------------------------------------------------------
                 Condition and Results of Operations, Continued
                 ----------------------------------------------

During the third quarter, CVI continued the introduction of new products in Europe, including its line of toric lenses, the Frequency Aspheric lens and Frequency 55 UV, which contains an ultra violet light-blocking agent and Frequency Colors, a new line of disposable cosmetic lenses. In November, CVI introduced its cast-molded toric product--called Frequency XCEL--in Europe. XCEL is now available in every major European market.

CSI REVENUE: CSI revenue grew 56% and 50% in the three- and nine-month periods, due primarily to the recent acquisitions of products from BEI Medical Systems, Inc. and Leisegang Medical, Inc. Both the FemExam pH and Amines TestCard System as well as the Cerveillance Digital Colposcope line continue their strong performance.

In December, CSI acquired well-known brands of uterine manipulators and other niche products for the gynecologist's office from BEI Medical Systems Company, Inc.

At the end of January, CSI completed the acquisition of the Leisegang Business (see Note 3). The products acquired are diagnostic and surgical instruments including colposcopes, instruments to perform loop electrosurgical excision procedures, hand-held gynecological instruments, disposable specula and cryosurgical systems. Many products are disposable, including the Sani-Spec line of disposable plastic specula, which comprises its largest product group.

COST OF SALES/GROSS PROFIT: Gross profit as a percentage of sales ("margin") was as follows:

                                       Margin %                                    Margin %
                                 Three Months Ended                           Nine Months Ended
                                       July 31,                                   July 31,
                              -------------------------                   ------------------------
                              2000                 1999                   2000                1999
                              ----                 ----                   ----                ----
CVI                            69%                  67%                    68%                 65%
CSI                            55%                  56%                    54%                 56%
Consolidated                   66%                  65%                    65%                 64%

The gross margin improvement at CVI reflects cost reduction projects at both our U.S. and U.K. manufacturing sites. Absent any major changes in product mix, we believe that continued cost reductions will result in improving margins during the remainder of fiscal 2000 and beyond.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
            ---------------------------------------------------------
                 Condition and Results of Operations, Continued
                 ----------------------------------------------

CSI's margins declined in both periods, primarily reflecting the relatively lower margins of the recently acquired BEI and Leisegang products. We anticipate that our overall margins at CSI will be about 53% of sales for the full fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE ("SGA") EXPENSE:

                                  Three Months Ended                             Nine Months Ended
                                        July 31,                                       July 31,
                     ------------------------------------------          --------------------------------------
                       2000              1999           % Incr.            2000          1999           % Incr.
                     --------          --------         -------          --------      --------         -------
                                                            ($ in millions)
CVI                    $12.8              $11.9            7%             $39.0          $34.2             14%
CSI                      4.0                2.3           77%              10.7            7.1             50%
HQ/Other                 1.9                1.8            4%               5.1            4.5             13%
                       -----              -----                           -----          -----
                       $18.7              $16.0           17%             $54.8          $45.8             20%
                       =====              =====                           =====          =====

SGA as a percentage of sales equaled 1999's third quarter and was one percentage point above 1999's nine-month period. Increases of 7% and 14% at CVI for the respective periods were driven by marketing costs associated with new product launches. CSI SGA grew by 77% and 50%, with revenues growing 56% and 50% for the respective periods. The higher increase in SGA as related to sales growth in the third quarter is primarily attributable to expenses for the American College of Obstetrics and Gynecology meeting and the cost related to a terminated acquisition totaling $485,000. Corporate SGA grew by $79,000 and $593,000 in the third quarter and first nine months reflecting primarily timing and amounts of bonus payments and normal business growth.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSE: We expect that R&D spending will remain at consistent levels as a percentage of sales because Cooper focuses on acquiring products that will not require large expenditures of time or money before introduction.

INCOME FROM OPERATIONS: Income from operations improved by $2.1 million or 20% and $6.3 million or 24% for the three- and nine-month periods:

                                   Three Months Ended                              Nine Months Ended
                                         July 31,                                       July 31,
                         ------------------------------------            --------------------------------------
                          2000            1999          Incr.             2000            1999            Incr.
                         ------          ------         -----            ------          ------           -----
                                                              ($ in millions)
   CVI                    $13.3            $11.4        $  1.9             $33.1           $27.9         $  5.2
   CSI                      1.6              1.3           0.3               4.7             3.0            1.7
   Headquarters            (1.9)            (1.8)         (0.1)             (5.1)           (4.5)          (0.6)
                          -----            -----        ------             -----           -----         ------
                          $13.0            $10.9        $  2.1             $32.7           $26.4         $  6.3
                          =====            =====        ======             =====           =====         ======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
            ---------------------------------------------------------
                 Condition and Results of Operations, Continued
                 ----------------------------------------------

INTEREST EXPENSE: Interest expense decreased $158,000 or 12% and $1.1 million or 23% in the three- and nine-month periods, respectively. We used operating cash flows and proceeds from the sale of HGA to reduce our debt from $90.2 million at October 31, 1998 to $53.4 million at July 31, 2000. We also reduced our effective interest rate by refinancing certain of our debt.

SETTLEMENT OF DISPUTE: In the third quarter, we recorded $653,000 for a settlement of a dispute with a German distributor that included the write-off of a related investment in a joint venture.

OTHER INCOME, NET:

                                         Three Months Ended                         Nine Months Ended
                                               July 31,                                   July 31,
                                      ---------------------------                ------------------------
                                        2000               1999                    2000             1999
                                      --------           --------                --------          ------
                                                                  (In thousands)
Interest income                         $  92             $  65                    $ 370           $ 202
Foreign exchange                          (89)              (10)                    (328)           (284)
Gain on cancellation of
   interest rate swap                       -                 -                      240               -
Other                                   $  10                (1)                     191             207
                                        -----             -----                    -----           -----
                                        $  13             $  54                    $ 473           $ 125
                                        =====             =====                    =====           =====

PROVISION FOR INCOME TAXES: We estimate that our effective tax rate ("ETR") excluding unusual items for the full fiscal year 2000 will be 33%.

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

CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE: In the first quarter of fiscal 2000, we recorded a net of tax charge of $432,000 to implement a new accounting principle.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
            ---------------------------------------------------------
                 Condition and Results of Operations, Continued
                 ----------------------------------------------

                         CAPITAL RESOURCES AND LIQUIDITY

THIRD QUARTER HIGHLIGHTS:

     Operating cash flow $12.5 million vs. $9.5 million in 1999's third quarter.

     "Cash Flow" (pretax income from continuing operations plus depreciation and amortization) per diluted share 92 cents vs. 81 cents in 1999's third quarter.

     Expenditures for purchases of property, plant and equipment (PP&E) $5 million vs. $2.1 million in 1999's third quarter.

NINE-MONTH HIGHLIGHTS:

     Operating cash flow $28.4 million vs. $15.3 million in the first nine months of 1999.

     Cash Flow per diluted share $2.42 vs. $1.90 in the first nine months of 1999.

     Closed three acquisitions for cash payments of $24.4 million.

     Refinanced approximately $18 million long-term debt, replacing it with less expensive debt under our Revolving Credit Agreement.

     Expenditures for purchases of PP&E $11.2 million vs. $7.5 million in the first nine months of 1999.

COMPARATIVE STATISTICS (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS):

                                                                  July 31, 2000          October 31, 1999
                                                                  -------------          ----------------
Cash and cash equivalents                                                 $9.4                    $20.9
Total assets                                                            $296.5                   $285.9
Working capital                                                          $58.6                    $58.6
Total debt                                                               $53.4                    $62.0
Ratio of debt to equity                                                  0.3:1                    0.4:1
Debt as a percentage of total capitalization                               22%                      27%


                                                                  July 31, 2000             July 31, 1999
                                                                  -------------             -------------
Operating cash flow - twelve months ended                                $40.8                    $24.1
Cash Flow per diluted share - twelve months ended                        $3.34                    $2.30

OPERATING CASH FLOWS: Our major source of liquidity continues to be cash flow provided by operating activities. Operating cash flow for the first nine months of fiscal 2000 was $28.4 million, a growth of 86% from the $15.3 million generated in the comparable period last year. We now expect to generate positive operating cash flow each quarter. In prior years, we would typically experience a net cash outflow from operating activities in our first quarter, reflecting payments to settle disputes, bonus payments and inventory builds in anticipation of new product launches and increased sales in subsequent quarters. Through July 31 of this year, strong operating results (operating income of $32.7 million) and a reduced inventory build (of the total increase in inventory from October 31, 1999 of $4.7 million, approximately $4.2 million represented inventories of companies acquired in the first quarter) drove operating cash flow to $28.4 million.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
            ---------------------------------------------------------
                 Condition and Results of Operations, Concluded
                 ----------------------------------------------

Major uses of cash for operating activities in the first nine months of 2000 included payments of $6 million related to various settlements, $1.4 million to fund entitlements under Cooper's bonus plans and approximately $1.7 million in interest payments.

INVESTING CASH FLOWS: The cash outflow of $37.1 million from investing activities was driven by capital expenditures of $11.2 million and payments of approximately $24 million to fund acquisitions.

FINANCING CASH FLOWS: For the first nine months of 2000, financing activities resulted in a cash outflow of $3.1 million. In the first quarter, we spent about $18 million to refinance a portion of the debt raised to fund the acquisition of Aspect in December 1997. We funded most of this by drawing on our KeyBank line of credit, which carries a lower effective interest rate. Because the debt we paid off was backed by a letter of credit from KeyBank, and was, therefore, deducted from our total facility amount, we lost no availability under our line of credit by effecting this transaction. In the second and third quarters, we also repaid approximately $6 million of debt, which further reduced our interest expense.

COMMON STOCK REPURCHASE PROGRAM: On August 30, 2000 our Board of Directors approved the repurchase of up to one million shares of our common stock. These repurchases will be funded by cash on hand, supplemented by our KeyBank line of credit, as required. We expect that any repurchases will be accretive to future earnings per share.

OUTLOOK: We believe that cash and cash equivalents on hand of $9.4 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We may need additional funds for repurchases of our stock, larger acquisitions and other strategic alliances. At July 31, 2000, we had about $31 million available under the KeyBank line of credit and, based on conversations with KeyBank, anticipate that additional financing would be available as required.

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

YEAR 2000 ("Y2K"): Last year, we completed an in-depth compliance program to minimize the effect of potential Y2K issues. To date, we have experienced no difficulties related to Y2K.

TRADEMARKS: The following trademarks italicized in this report are owned by, licensed to or distributed by The Cooper Companies, Inc., its subsidiaries or affiliates: Cerveillance'r', FemExam'r' pH and Amines TestCard System, Frequency 55'r', Preference'r', Frequency'r' Aspheric, Encore Toric'TM', Frequency'r' XCEL, Frequency'r' Colors and Sani-Spec'r'.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 3. Quantitative and Qualitative Disclosure About Market Risk
        -----------------------------------------------------------------

See "Risk Management" under Capital Resources and Liquidity in Item 2 of this report for a discussion of debt paid down in fiscal 1999 and 2000.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.

   Exhibit
   Number                     Description
   ------                     -----------
   11*                        Calculation of Earnings Per Share.
   27                         Financial Data Schedule for the nine months ended July 31, 2000.

   * The information called for in this Exhibit is provided in Footnote 6 to the Consolidated Condensed Financial Statements in this report.

   (b) The Company filed the following reports on Form 8-K during the period May 1, 2000 to July 31, 2000.

   Date of Report             Item Reported
   --------------             -------------
   May 3, 2000                Item 5.  Other Events.
   May 25, 2000               Item 5.  Other Events.

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

                                            The Cooper Companies, Inc.
                                  ---------------------------------------------
                                                   (Registrant)

Date: September 8, 2000                        /s/ Robert S. Weiss
                                  ---------------------------------------------
                                  Executive Vice President, Treasurer and Chief
                                    Financial Officer

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

                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'