Form 10-K405
period 2000-10-31
COOPER COMPANIES INC
filed 2001-01-26
CIK 711404

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000 COMMISSION FILE NO. 1-8597

                                   ----------

                           THE COOPER COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------

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

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                             ON WHICH REGISTERED
          -------------------                            ----------------------
   Common Stock, $.10 Par Value, and                     New York Stock Exchange
           associated Rights

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000: Common Stock, $.10 Par Value - $567,548,890.

         Number of shares outstanding of the registrant's common stock, as of December 31, 2000: 14,472,890.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                 DOCUMENT                                      PART OF FORM 10-K
                 --------                                      -----------------
Portions of the Annual Report to Stockholders for the            Parts I and II
  fiscal year ended October 31, 2000
Portions of the Proxy Statement for the Annual                   Part III
  Meeting of Stockholders to be held March 28, 2001

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


FORWARD-LOOKING STATEMENTS

         Some of the information included in this report contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding anticipated growth in our revenue, anticipated market conditions and results of operations. To identify forward-looking statements, look for words like "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates" or "anticipates" and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. These, and all forward-looking statements, necessarily depend on assumptions, data or methods that may be incorrect or imprecise.

         Events, among others, that could cause actual results and future actions to differ materially from those described by or contemplated in the forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing facilities, new competitors or technologies, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, significant environmental cleanup costs above those already accrued, litigation costs, costs of business divestitures, the requirement to provide for a significant liability or to write off significant assets, changes in accounting principles or estimates, and other factors described in our Securities and Exchange Commission filings, including the "Business" section in this Form 10-K for the year ended October 31, 2000 and the related portions of the Company's 2000 Annual Report to Stockholders ("2000 Annual Report") incorporated here by reference. The 2000 Annual Report is included as Exhibit 13 to this Form 10-K. We caution investors not to rely on forward-looking statements. They reflect our analysis only on their stated dates or the date of this report. We disclaim any intent or obligation to update these forward-looking statements.


GENERAL DESCRIPTION AND DEVELOPMENT OF BUSINESSES

         The information required by this item is incorporated by reference to the caption "To Our Shareholders" and the additional "CooperSurgical:
Consolidating Women's Healthcare for Profitable Growth" section in the 2000 Annual Report.

RESEARCH AND DEVELOPMENT

         Company-sponsored research and development expenditures during the fiscal years ended October 31, 2000, 1999 and 1998 were $2.7 million, $2 million and $1.9 million, respectively. During fiscal 2000, CooperVision spent about 60% and CooperSurgical spent about 40% of the total. Cooper did not conduct any customer-sponsored research and development programs.

         Cooper employs 26 people in its research and development and manufacturing engineering departments. Outside specialists in lens design, formulation science, polymer chemistry, microbiology and biochemistry support product development and clinical research for CVI products. CSI conducts research and development in-house and also employs outside surgical specialists, including members of its surgical advisory board.


GOVERNMENT REGULATION

         The U.S. Food and Drug Administration ("FDA"), other federal agencies and foreign ministries of health regulate the development, testing, production and marketing of the Company's products. The Federal Food, Drug and Cosmetic Act and other statutes and regulations govern the testing, manufacturing, labeling, storage, advertising and promotion of these products. If applicable regulations are not followed, companies may be subject to fines, product recall or seizure, suspension of production and criminal prosecution.

         Cooper develops and markets medical devices under different levels of FDA regulation depending upon the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval, while Class I and II devices require substantially lower levels of regulation.

         Before a new contact lens can be sold commercially, CVI must complete these steps: (1) compile data on its chemistry and toxicology, (2) determine its microbiological profile and (3) define the proposed manufacturing process. This data must be submitted to the FDA to support an application for an Investigational Device Exemption. Once this is granted, clinical trials can begin. These are subject to review and approval by an Institutional Review Board and, where a lens is determined to have a significant risk, the FDA. After the clinical trials are completed, a Premarket Approval Application must be submitted and approved by the FDA.

         In connection with some of Cooper's new products, we can submit an expedited procedure known as a 510(k) application for premarket notification to the FDA. Any product that can demonstrate that it is substantially equivalent to another device marketed before May 28, 1976 can use this procedure. If the new product is not substantially equivalent to a preexisting device or if the FDA rejects a claim of substantial equivalence, FDA approval to market would require extensive preclinical and clinical testing. This would increase the cost and would delay product marketing substantially.

         FDA and state regulations also require the Company to adhere to applicable "good manufacturing practices" ("GMP"). They require detailed quality assurance and record keeping and periodic unscheduled regulatory inspections. The Company believes it is in compliance with GMP regulations.

         Health authorities in foreign countries regulate Cooper's clinical trials and medical device sales. The regulations vary widely from country to country. Even if the FDA has approved a product, the regulatory agencies in each country must approve new products before they are marketed.

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

ISO 9000 CERTIFICATION AND CE MARK APPROVAL

         In addition to FDA regulatory requirements, the Company also maintains ISO 9000 certification and CE Mark approvals for all lens products. These quality programs and approvals are required by the European Medical Device Directive and must be maintained for all products intended to be sold in the European market. In order to maintain these prestigious quality benchmarks, the Company is subjected to rigorous biannual reassessment audits of their quality systems and procedures.


RAW MATERIALS

         In general, CVI's raw materials consist of various polymers and packaging materials. There are alternative supply sources of all of these materials. Raw materials used by CSI or its suppliers are generally available from more than one source. However, because some products require specialized manufacturing procedures, CSI could experience inventory shortages if it were required to use an alternative manufacturer on short notice.


MARKETING AND DISTRIBUTION

         In the United States, Canada and some European countries, CVI markets its products through its field sales representatives, who call on ophthalmologists, optometrists, opticians and optical chains. In the United States, field sales representatives also call on distributors. In Japan and certain European countries, CVI uses distributors and has given them the exclusive right to market our products.

         CSI's products are marketed worldwide by a network of field sales representatives and distributors. In the United States, Cooper augments its sales and marketing activities by employing e-commerce, telemarketing, direct mail, advertising in professional journals, and the use of a direct mail catalog.


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


DEPENDENCE ON CUSTOMERS

         Neither of Cooper's business segments depends on any one customer or any one affiliated group of customers.


GOVERNMENT CONTRACTS

         Cooper's business is not materially subject to profit renegotiation or termination of contracts or subcontracts at the election of the United States government.

COMPETITION

         Each of Cooper's businesses operates in a highly competitive environment. Competition in the healthcare industry revolves around the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of illness or disease. Cooper competes primarily on the basis of product quality and differentiation, technological benefit, service and reliability.

         Many companies develop and manufacture contact lenses. CVI competes primarily on its product quality, service and reputation among medical professionals. It sponsors clinical studies to generate medical information to improve its lenses. Major competitors have greater financial resources and larger research and development and sales forces than CVI. Many of these competitors offer a greater range of contact lenses and a variety of other eyecare products, including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses to high volume contract accounts.

         In the surgical segment where Cooper concentrates on Women's healthcare, competitive factors include technological and scientific advances, product quality, price and effective communication of product information to physicians and hospitals. CSI believes that it benefits from the technological advantages of certain of its products and from developing new medical procedures that can create new markets for equipment and instruments. CSI competes by focusing on distinct niche markets and by supplying these with high quality equipment, instruments and disposable products. For certain procedures, medical practitioners can obtain all of the equipment, instruments and disposable products from CSI. As CSI develops products for new medical procedures, it offers to train medical professionals to perform them. CSI competes with a number of manufacturers in each of its niche markets, including larger manufacturers with greater financial and personnel resources who sell a substantially larger number of product lines.


BACKLOG

         Backlog is not a material factor in Cooper's businesses.


SEASONALITY

         CVI's contact lens sales in the first fiscal quarter are typically lower than subsequent quarters, as fewer patients visit practitioners during the holiday season.


COMPLIANCE WITH ENVIRONMENTAL LAWS

         Federal, state and local provisions that regulate the discharge of materials into the environment, or relate to the protection of the environment, do not currently materially affect Cooper's capital expenditures, earnings or competitive position. Refer to "Environmental" in Note 11 of Notes to Consolidated Financial Statements of the Company included in the 2000 Annual Report, regarding certain anticipated remediation costs is incorporated here by reference.


WORKING CAPITAL

         Cooper's businesses have not required any material working capital arrangements in the past five years.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS,
FOREIGN OPERATIONS AND EXPORT SALES

         The information required by this item is incorporated here by reference to Note 12 "Business Segment Information" of Notes to Consolidated Financial Statements of the Company included in the 2000 Annual Report.


EMPLOYEES

         On October 31, 2000, Cooper had approximately 2,100 employees. The Company believes that its relations with its employees are good.


ITEM 2.  PROPERTIES.

         The following are Cooper's principal facilities as of October 31, 2000:

                                                                  APPROXIMATE       OWNED
                                                                  FLOOR AREA          OR             LEASE
     LOCATION                            OPERATIONS                (SQ. FT.)        LEASED         EXPIRATION
     --------                            ----------                ---------        ------         ----------
United States
         Pleasanton, CA               Executive Offices               13,700         Leased        Sept. 2005
         Lake Forest, CA              Executive Offices
                                      and CVI Offices                  8,100         Leased        Jan. 2005
         Huntington Beach, CA         CVI Manufacturing &
                                      Technical Offices               20,600         Leased        March 2002
         Fairport, NY                 CVI Administrative
                                      Offices & Marketing             23,500         Leased        April 2003
         Scottsville, NY              CVI Manufacturing
                                      and Research                    49,500         Owned         N/A
         Henrietta, NY                CVI Distribution
                                      and Warehouse Facility          56,000         Leased        Feb. 2003
         Shelton, CT                  CSI Manufacturing,
                                      Research and
                                      Development, Marketing,
                                      Distribution and
                                      Warehouse Facilities            35,000         Leased        April 2002
Canada
         Markham, Ont.                CVI Offices,
                                      Manufacturing
                                      Distribution and
                                      Warehouse Facilities            23,000         Leased        Feb. 2005
United Kingdom
         Hamble, Hampshire,           Aspect Manufacturing,
         England                      Research and Development,
                                      Marketing and Admin.
                                      Offices                         93,800         Owned         N/A
         Fareham, Hampshire,          Distribution and Customer
         England                      Service                         30,800         Leased        Jan. 2018
         Fareham, Hampshire,          Manufacturing and
         England                      Warehouse                       27,100         Leased        June 2018

         The Company believes its properties are suitable and adequate for its businesses.

ITEM 3.  LEGAL PROCEEDINGS.

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of fiscal 2000, the Company did not submit any matters to a vote of the Company's security holders.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required by this item is incorporated here by reference to "Quarterly Common Stock Price Range" and "Corporate Information" in the 2000 Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this item is incorporated here by reference to "Five Year Financial Highlights" in the 2000 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is incorporated here by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is primarily exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. The Company's policy is to minimize, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into interest rate swaps and foreign currency forward exchange contracts, respectively. The Company does not enter into derivative financial instrument transactions for speculative purposes. Additional information for this item is incorporated here by reference to "Derivatives" in
Note 1 "Summary of Significant Accounting Policies" and in Note 7 "Financial Instruments" in the 2000 Annual Report.


LONG-TERM DEBT

         Proceeds from the sale of Hospital Group of America ("HGA"), our former psychiatric services business, were used to pay down debt carrying an average interest rate of approximately 7%. Total debt was reduced to $48.4 million at October 31, 2000 from $62 million at October 31, 1999:

                                    October 31, 2000          October 31, 1999
                                    ----------------          ----------------
                                                   (In millions)
Short term                                $ 8.1                     $ 4.9
Long term                                  40.3                      57.1
                                          -----                     -----
Total                                     $48.4                     $62.0
                                          =====                     =====

         On an annualized basis the debt reduction would result in a decrease in interest expense of approximately $1 million, assuming we do not raise debt for other purposes.

         As of October 31, 2000, the scheduled maturities of each of the Company's fixed and variable rate long-term debt obligations (excluding capitalized leases), their weighted average interest rates and their estimated fair values were as follows:

                                               Expected Maturity Date - Fiscal Year
                                  --------------------------------------------------------------
                                                                          There-           Fair
                                  2001    2002    2003    2004    2005    after    Total   Value
                                  ----    ----    ----    ----    ----    -----    -----   -----
($ in Millions)
Long-term debt:
    Fixed interest rate           $  -    $  -   $20.7    $  -    $  -    $  -     $20.7   $20.7
      Average interest rate       8.0%    8.0%    8.0%
    Variable interest rate        $0.5    $0.6   $ 4.3    $0.6    $0.6    $8.2     $14.8   $14.8
      Average interest rate       6.6%    6.7%    6.6%    6.7%    6.7%    6.8%

INTEREST RATE EXPOSURES

         The Company enters into interest rate swap agreements to minimize the impact of changes in interest rates on its variable rate long-term debt obligations. The Company currently has two interest rate swap agreements on a total of $6.7 million of its outstanding variable rate debt obligations. These instruments have the effect of converting variable rate instruments to fixed rate instruments. The swaps fix the interest rate at 4.9% on $2.5 million variable-rate debt due January 2012 and at 7.1% on $4.2 million variable-rate due April 2003. The table below shows the notional amount and weighted average interest rates of each of the Company's interest rate swaps by maturity. The receive rate is based on October 31, 2000 rates, and projected based on the consumer price index. Notional amounts are used to calculate the contractual payments to be made under the contracts.

                                             Notional Amounts Maturing in Fiscal Year
                                  --------------------------------------------------------------
                                                                          There-           Fair
                                  2001    2002    2003    2004    2005    after    Total   Value
                                  ----    ----    ----    ----    ----    -----    -----   -----
($ in Millions)
Interest rate swaps:
Variable to fixed                 $0.2    $0.3    $0.3    $0.3    $0.3    $1.1     $2.5    $2.5
    Average pay rate              4.9%    4.9%    4.9%    4.9%    4.9%    4.9%     4.9%
    Average receive rate          5.1%    5.2%    5.4%    5.6%    5.8%    6.6%     6.1%
Variable to fixed                 $  -    $  -    $4.2    $  -    $  -    $  -     $4.2    $4.1
    Average pay rate              7.1%    7.1%    7.1%                             7.1%
    Average receive rate          6.6%    6.8%    7.1%                             6.2%

FOREIGN CURRENCY EXPOSURES

         The Company uses forward exchange contracts to minimize the effect of foreign currency fluctuations on its intercompany receivables denominated in Canadian dollars and its long-term debt obligations denominated in Great Britain Pounds ("GBP"), incurred to fund a portion of the Company's acquisition of Aspect Vision Care Ltd. (see caption "Aspect Acquisition" in Note 2 "Acquisitions" in the 2000 Annual Report, which is incorporated here by reference). The following table provides information on the Company's foreign currency forward exchange contracts. The information is provided in U.S. Dollar equivalent amounts, which is the way it is presented in the Company's financial statements. The table shows the notional amounts at the contract exchange rates and the weighted average contractual foreign currency exchange rates by expected maturity dates.

                                                       Notional Amounts Maturing in Fiscal Year
                                            --------------------------------------------------------------
                                                                                    There-           Fair
                                            2001    2002    2003    2004    2005    after    Total   Value
                                            ----    ----    ----    ----    ----    -----    -----   -----
Foreign contracts to buy GBP:
  Notional amount (in millions)             $ 5.3  $ 5.6   $23.4    $13.6   $  -    $  -     $48.0   $44.3
  Average contractual exchange rate         $1.57  $1.62   $1.62    $1.53   $  -    $  -     $1.58
Foreign contracts to sell Canadian $:
  Notional amount (in millions)             $ 2.9  $   -   $   -    $   -   $  -    $  -     $ 2.9   $ 2.9
  Average contractual exchange rate:        $ .67  $   -   $   -    $   -   $  -    $  -     $ .67

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is incorporated here by reference to "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Comprehensive Income," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Two Year Quarterly Financial Data" in the 2000 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information included under the heading "Election of Directors" and "Executive Officers of the Company" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 28, 2001 (the "2001 Proxy Statement") is incorporated by reference for each of the Company's directors and the executive officers who are not also directors of the Company.


ITEM 11. EXECUTIVE COMPENSATION.

         The information included under the subheadings "Executive Compensation" and "Compensation of Directors" of the "Election of Directors" section of the 2001 Proxy Statement is incorporated by reference for the Company's chief executive officer, the four other most highly compensated executive officers of the Company and the Company's directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information included under the subheadings "Securities Held by Management" and "Principal Security Holders" of the "Election of Directors" section of the 2001 Proxy Statement is incorporated by reference with respect to certain beneficial owners, the directors and management.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated here by reference to the heading "Aspect Acquisition" in Note 2 "Acquisitions" in the 2000 Annual Report.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  Documents filed as part of this report:

              1.  Accountants' Consent and Report on Schedule.

              2.  Financial Statement Schedule of the Company.

                    SCHEDULE
                    NUMBER                  DESCRIPTION
                    ------                  -----------
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

         (b)  Reports filed on form 8-K:

                  Cooper filed the following reports on Form 8-K during the
              period August 1, 2000 through October 31, 2000.

              August 24, 2000 -- Item 5. Other Events.
              October 18, 2000 -- Item 5. Other Events.

                   ACCOUNTANTS' CONSENT AND REPORT ON SCHEDULE


The Board of Directors THE COOPER COMPANIES, INC.

         Under date December 8, 2000, we reported on the consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the "Company") as of October 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income and cash flows for each of the years in the three-year period ended October 31, 2000, which are incorporated herein by reference. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14 of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         We consent to incorporation by reference in Registration Statement Nos. 33-50016, 33-11298, 333-22417, 333-25051, 333-27639, 333-80795, 333-48152 and
333-34206 on Forms S-3 and Registration Statement Nos. 333-10997, 33-27938, 33-36325, 33-36326 and 333-58839 on Forms S-8 of The Cooper Companies, Inc. of our reports dated December 8, 2000, relating to the consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 2000 and 1999 and the related consolidated statements of income, comprehensive income and cash flows for each of the years in the three-year period ended October 31, 2000, and related schedule, which reports appear in or are incorporated by reference to the October 31, 2000 Annual Report on Form 10-K of The Cooper Companies, Inc.




                                    KPMG LLP


San Francisco, California
January 25, 2001

                                                                     SCHEDULE II

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31, 2000


                                                                            ADDITIONS
                                                         BALANCE AT        CHARGED TO      (DEDUCTIONS)/      BALANCE
                                                          BEGINNING         COSTS AND        RECOVERIES/      AT END
                                                           OF YEAR          EXPENSES          OTHER (1)       OF YEAR
                                                           -------          --------          ---------       -------
                                                                                  (IN THOUSANDS)

Allowance for doubtful accounts:

         Year ended October 31, 2000.....................$  1,136           $   426         $   878        $  2,440
                                                         ========           =======         =======        ========

         Year ended October 31, 1999.....................$  1,087           $   321         $  (272)       $  1,136
                                                         ========           =======         =======        ========

         Year ended October 31, 1998.....................$    721           $   283        $     83        $  1,087
                                                         ========           =======        ========        ========



(1) Consists of additions representing acquired allowances and recoveries, less deductions representing receivables written off as uncollectible.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 2001.

                                         THE COOPER COMPANIES, INC.

                                         By:      /s/ A. THOMAS BENDER
                                         ----------------------------------
                                                   A. THOMAS BENDER
                                              PRESIDENT, CHIEF EXECUTIVE
                                                  OFFICER AND DIRECTOR

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

                SIGNATURE                               CAPACITY                               DATE
                ---------                               --------                               ----

     /s/ ALLAN E. RUBENSTEIN, M.D.         Chairman of the Board of Directors           January 26, 2001
     ----------------------------------
           (ALLAN E. RUBENSTEIN)

     /s/ A. THOMAS BENDER                  President, Chief Executive Officer           January 26, 2001
     ----------------------------------      and Director
            (A. THOMAS BENDER)

     /s/ ROBERT S. WEISS                   Executive Vice President, Treasurer,         January 26, 2001
     ----------------------------------      Chief Financial Officer and Director
            (ROBERT S. WEISS)

     /s/ STEPHEN C. WHITEFORD              Vice President and Corporate                 January 26, 2001
     ----------------------------------      Controller
          (STEPHEN C. WHITEFORD)

     /s/ MICHAEL H. KALKSTEIN              Director                                     January 26, 2001
     ----------------------------------
         (MICHAEL H. KALKSTEIN)

     /s/ MOSES MARX                        Director                                     January 26, 2001
     ----------------------------------
             (MOSES MARX)

     /s/ DONALD PRESS                      Director                                     January 26, 2001
     ----------------------------------
            (DONALD PRESS)

     /s/ STEVEN ROSENBERG                  Director                                     January 26, 2001
     ----------------------------------
           (STEVEN ROSENBERG)

     /s/ STANLEY ZINBERG, M.D.             Director                                     January 26, 2001
     ----------------------------------
           (STANLEY ZINBERG)

                                  EXHIBIT INDEX

                                                                                LOCATION OF
                                                                                EXHIBIT IN
EXHIBIT                                                                         SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                                            NUMBER SYSTEM
-------    -----------------------                                            --------------
3.1    -   Restated Certificate of Incorporation, as partially
           amended, incorporated by reference to Exhibit 4(a) to the
           Company's Registration Statement on Form S-3 (No. 33-17330)
           and Exhibits 19(a) and 19(c) to the Company's Quarterly
           Report on Form 10-Q for the fiscal quarter ended April 30,
           1988.................................. .....................

3.2    -   Certificate of Amendment of Restated Certificate of
           Incorporation dated September 21, 1995 incorporated by
           reference to Exhibit 3.2 to the Company's Annual Report on
           Form 10-K for the fiscal year ended October 31, 1995 .......

3.3    -   Amended and Restated By-Laws dated December 16, 1999,
           incorporated by reference to Exhibit 3.3 to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           October 31, 1999............................ ...............

3.4    -   Certificate of Amendment of Certificate of Incorporation
           dated May 24, 2000 ..................... ...................

4.1    -   Certificate of Elimination of Series A Junior Participating
           Preferred Stock of The Cooper Companies, Inc. filed with
           the Delaware Secretary of State on October 30, 1997,
           incorporated by reference to Exhibit 4.1 on Form 10-K for
           fiscal year ended October 31, 1997...........................

4.2    -   Rights Agreement, dated as of October 29, 1997, between the
           Company and American Stock Transfer & Trust Company,
           incorporated by reference to Exhibit 4.0 to the Company's
           Current Report on Form 8-K dated October 29, 1997 ...........

4.3        Amendment No. 1 to Rights Agreement dated September 26,
           1998, incorporated by reference to Exhibit 99.1 of the
           Company's Current Report on Form 8-K dated September 25,
           1998.................................... ....................

4.4    -   Certificate of Designations of Series A Junior
           Participating Preferred Stock of The Cooper Companies,
           Inc., incorporated by reference to Exhibit 4.0 of the
           Company's Current Report on Form 8-K dated October 29, 1997..

10.1   -   1998 Long-term Incentive Plan, incorporated by reference to
           Exhibit A of the Company's Proxy Statement for its 1998
           Annual Meeting of Shareholders held on April 2, 1998.........

10.2   -   Amendment No. 1 to 1998 Long-term Incentive Plan of The
           Cooper Companies, Inc. dated April 2, 1998, incorporated by reference to Exhibit 4.7 to the Company's post-effective
           Amendment No. 1 to Form S-8 Registration Statement filed on
           January 20, 1999.............................................

10.3   -   Severance Agreement entered into as of June 10, 1991, by
           and between CooperVision, Inc. and A. Thomas Bender,
           incorporated by reference to Exhibit 10.26 to Amendment
           No. 1 to the Company's Annual Report on Form 10-K for the
           fiscal year ended October 31, 1992...........................

10.4   -   Letter dated March 25, 1994, to A. Thomas Bender from the
           Chairman of the Compensation Committee of the Company's
           Board of Directors, incorporated by reference to Exhibit
           10.4 to the Company's Annual Report on Form 10-K for the
           fiscal year ended October 31, 1994...........................

10.5   -   Severance Agreement entered into as of April 26, 1990, by
           and between Nicholas J. Pichotta and the Company
           incorporated by reference to Exhibit 10.8 to the Company's
           Annual Report on Form 10-K for fiscal year ended October
           31, 1995.....................................................

10.6   -   Letter Agreement dated November 1, 1992, by and between
           Nicholas J. Pichotta and the Company incorporated by
           reference to Exhibit 10.9 to the Company's Annual Report on
           Form 10-K for the fiscal year ended October 31, 1995 ........

10.7   -   Severance Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated
           by reference to Exhibit 10.28 to Amendment No. 1 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended October 31, 1992.......................................

                                                                                LOCATION OF
                                                                                EXHIBIT IN
EXHIBIT                                                                         SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                                            NUMBER SYSTEM
-------    -----------------------                                            --------------
10.8   -   2001 Long-term Incentive Plan................................


10.9   -   Agreement dated as of September 28, 1993, among Medical
           Engineering Corporation, Bristol-Myers Squibb Company and
           the Company, incorporated by reference to Exhibit 10.1 to
           the Company's Current Report on Form 8-K dated October 1,
           1993.........................................................

10.10 -    Change in Control Agreement dated as of October 14, 1999,
           between The Cooper Companies, Inc. and Carol R. Kaufman,
           incorporated by reference to Exhibit 10.13 to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           October 31, 1999.............................................

11*   -    Calculation of Earnings per share............................

13    -    2000 Annual Report to Stockholders. The following portions of such report are incorporated by reference in this
           document and are deemed "filed." Letter to Shareholders,
           the additional "CooperSurgical: Consolidating Women's
           Healthcare for Profitable Growth" section and Financial
           Section which includes: Five Year Financial Highlights, Two
           Year Quarterly Information, Quarterly Common Stock Price
           Range, Management's Discussion and Analysis of Financial
           Condition and Results of Operations, the Consolidated
           Financial Statements and the Notes thereto, Corporate
           Information and the Independent Auditors' Report.............

21     -   Subsidiaries.................................................

27     -   Financial Data Schedule......................................



*  The information required in this exhibit is incorporated here by reference to
   Note 4, "Earnings Per Share," in the 2000 Annual Report.

                            STATEMENT OF DIFFERENCES
                            ------------------------

The trademark symbol shall be expressed as...............................  'TM'
The registered trademark symbol shall be expressed as....................   'r'
The British pound sterling sign shall be expressed as....................   'L'
The dagger symbol shall be expressed as..................................   'D'