Form 10-Q
period 2001-01-31
COOPER COMPANIES INC
filed 2001-03-13
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


       For Quarterly Period Ended January 31, 2001
                                  ----------------

(   )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


       For the transition period from ________ to ________


Commission File Number 1-8597
                       ------


                           The Cooper Companies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    94-2657368
-------------------------------                  -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


       6140 Stoneridge Mall Road,                          94588
--------------------------------------------------------------------------------
      Suite 590, Pleasanton, CA                         (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code     (925) 460-3600
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

                                Yes  X    No
                                    ---      ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.10 par value                    14,574,095 Shares
------------------------------       -------------------------------------------
          Class                           Outstanding at February 28, 2001

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements

                     Consolidated Condensed Statements of Income - Three Months
                           Ended January 31, 2001 and 2000                                   3

                     Consolidated Condensed Balance Sheets - January 31, 2001
                           and October 31, 2000                                              4

                     Consolidated Condensed Statements of Cash Flows - Three
                           Months Ended January 31, 2001 and 2000                            5

                     Consolidated Condensed Statements of Comprehensive Income -
                           Three Months Ended January 31, 2001 and 2000                      6

                     Notes to Consolidated Condensed Financial Statements                    7

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                 13

    Item 3.    Quantitative and Qualitative Disclosure About Market Risk                    21

PART II.      OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                                              22

Signature                                                                                   23

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                            January 31,
                                                                                    ------------------------
                                                                                    2001                2000
                                                                                   ------             ------
Net sales                                                                         $48,899            $40,404
Cost of sales                                                                      16,790             13,772
                                                                                 --------           --------
Gross profit                                                                       32,109             26,632
Selling, general and administrative expense                                        20,338             16,764
Research and development expense                                                      884                648
Amortization of intangibles                                                         1,222                980
                                                                                 --------           --------
Operating income                                                                    9,665              8,240
Interest expense                                                                      999              1,381
Other income, net                                                                     826                400
                                                                                 --------           --------
Income before income taxes and cumulative effect of change
   in accounting principle                                                          9,492              7,259
Provision for income taxes                                                          3,183              2,432
                                                                                 --------           --------
Income before cumulative effect of change in accounting
     principle                                                                      6,309              4,827
Cumulative effect of change in accounting principle                                     -               (432)
                                                                                 --------           --------
Net income                                                                       $  6,309           $  4,395
                                                                                 ========           ========

Earnings per share:
Basic:
   Income before cumulative effect of change in accounting
      principle                                                                  $   0.44           $   0.34
   Cumulative effect of change in accounting principle                                  -              (0.03)
                                                                                 --------           --------
   Earnings per share                                                            $   0.44           $   0.31
                                                                                 ========           ========

Diluted:
   Income before cumulative effect of changes in accounting
      principle                                                                  $   0.43           $   0.34
   Cumulative effect of change in accounting principle                                  -              (0.03)
                                                                                 --------           --------
   Earnings per share                                                            $   0.43           $   0.31
                                                                                 ========           ========


Number of shares used to compute earnings per share:
   Basic                                                                           14,493             14,069
                                                                                 ========           ========
   Diluted                                                                         14,818             14,359
                                                                                 ========           ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                                 January 31,          October 31,
                                                                                    2001                 2000
                                                                                 ----------          -----------
                                                  ASSETS                                 (In thousands)
Current assets:
   Cash and cash equivalents                                                     $  11,980            $  14,608
   Trade receivables, net                                                           33,735               33,058
   Marketable securities                                                             5,978                    -
   Inventories                                                                      41,197               38,219
   Deferred tax asset                                                               17,404               17,800
   Other current assets                                                              9,753                9,000
                                                                                 ---------            ---------
      Total current assets                                                         120,047              112,685
                                                                                 ---------            ---------
Property, plant and equipment, net                                                  49,979               47,933
Goodwill and other intangibles, net                                                109,070              110,854
Deferred tax asset                                                                  40,099               42,979
Other assets                                                                         2,295                8,114
                                                                                 ---------             --------
                                                                                  $321,490             $322,565
                                                                                 =========             ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts and notes payable                                                    $  25,598            $  13,795
   Current installments of long-term debt                                            2,047                2,032
   Accrued acquisition costs                                                         4,966               18,900
   Accrued income taxes                                                              7,817                8,033
   Other current liabilities                                                        22,693               22,515
                                                                                 ---------            ---------
      Total current liabilities                                                     63,121               65,275
Long-term debt                                                                      40,621               40,257
Other noncurrent liabilities                                                        11,929               18,595
                                                                                 ---------            ---------
      Total liabilities                                                            115,671              124,127
                                                                                 ---------            ---------
Stockholders' equity:
   Common stock, $.10 par value                                                      1,525                1,519
   Additional paid-in capital                                                      259,228              257,994
   Accumulated other comprehensive loss                                              (4,109)             (3,558)
   Accumulated deficit                                                              (40,190)            (46,210)
   Other                                                                               (152)               (129)
   Treasury stock at cost                                                           (10,483)            (11,178)
                                                                                 ----------           ---------
         Total stockholders' equity                                                205,819              198,438
                                                                                 ---------            ---------
                                                                                  $321,490             $322,565
                                                                                 =========            =========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                          January 31,
                                                                                      ------------------
                                                                                  2001                   2000
                                                                               --------                --------

Cash flows from operating activities:
   Net income                                                                  $   6,309             $   4,395
   Depreciation and amortization                                                   2,536                 2,011
   Deferred income taxes                                                           3,276                 1,431
   Net (increase) decrease in working capital                                     (5,959)                  481
   Net increase in non-current assets/liabilities                                 (3,712)               (3,009)
                                                                                --------             ---------
Net cash provided by operating activities                                          2,450                 5,309
                                                                                --------             ---------
Cash flows from investing activities:
   Costs related to a discontinued operation                                         (18)                  (89)
   Purchases of property, plant and equipment                                     (3,269)               (3,290)
   Acquisitions of assets and businesses                                          (3,402)              (21,637)
                                                                                --------             ---------
Net cash used by investing activities                                             (6,689)              (25,016)
                                                                                --------             ---------
Cash flows from financing activities:
   Repayments of long-term debt                                                     (576)              (18,241)
   Proceeds from long-term debt                                                      634                19,500
   Dividends on common stock                                                        (289)                 (281)
   Exercise of stock options                                                       1,727                     -
   Other                                                                              63                   456
                                                                                --------             ---------
Net cash provided by financing activities                                          1,559                 1,434
                                                                                --------             ---------
Effect of exchange rate changes on cash and cash equivalents                          52                    33
                                                                                --------             ---------
Net decrease in cash and cash equivalents                                         (2,628)              (18,240)
Cash and cash equivalents - beginning of period                                   14,608                20,922
                                                                                --------             ---------
Cash and cash equivalents - end of period                                       $ 11,980             $   2,682
                                                                                ========             =========




                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                           January 31,
                                                                                       -------------------
                                                                                   2001                      2000
                                                                                 -------                    ------
Net income                                                                        $6,309                 $4,395
Other comprehensive income (loss):
   Foreign currency translation adjustment                                           341                   (393)
   Change in value of derivative instruments                                        (715)                     -
   Unrealized loss on marketable securities                                         (177)                     -
                                                                                --------               --------
                                                                                    (551)                  (393)
                                                                                --------               --------
Comprehensive income                                                              $5,758                 $4,002
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

During interim periods, we follow the accounting policies described in our most recent Form 10-K. Please refer to this and to our Annual Report to Stockholders for the fiscal year ended October 31, 2000 when reviewing this Form 10-Q. Current results are not a guarantee of future performance.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position as of January 31, 2001 and October 31, 2000, and the consolidated results of its operations and its consolidated cash flows for the three months ended January 31, 2001 and 2000. Adjustments consist only of normal recurring items except for an adjustment recorded in the first quarter of 2000 for the adoption of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Cost of Start-up Activities," which resulted in $432,000 loss from cumulative effect of change in accounting principle. In the first quarter of 2001, a transaction between Quidel and Litmus, affecting our investment in Litmus, resulted in $719,000 of other income, and we incurred about $700,000 of additional SGA costs related to integration of acquisitions at CSI.

Note 2.  Inventories, at the Lower of Average Cost or Market

                                                         January 31,         October 31,
                                                            2001                2000
                                                         -----------         -----------
                                                                  (In thousands)

Raw materials                                             $  9,447              $  9,740
Work-in-process                                              7,738                 6,056
Finished goods                                              24,012                22,423
                                                          --------              --------
                                                          $ 41,197               $38,219
                                                          ========              ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 3.  Acquisitions

Aspect Acquisition: In December 1997, we acquired Aspect Vision Care Ltd. ("Aspect"), a privately held manufacturer of high quality contact lenses sold primarily in the United Kingdom and other European countries. Aspect is an English company with the pound sterling as its functional currency.

The acquisition agreement provided for additional payments of 'L'13.5 million (about $20.5 million), based on Aspect's performance over the last three years. One payment of 'L'2.3 million was made December 11, 2000. Future payments of 'L'8.8 million and 'L'2.4 million will be made on June 11, 2001 and December 11, 2001, respectively. On December 11, 2000 the 'L'8.8 million amount was converted into a note payable ($12.1 million, net of certain contractual amounts) to a selling shareholder of Aspect who is an employee. The employee is not an officer of Cooper.

Note 4. Adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities"

We adopted SFAS 133 in the first quarter of 2001. In accordance with SFAS 133, we have recorded all derivative instruments at fair value on our consolidated condensed balance sheet. Because all of our transactions that included derivatives met the specific hedging criteria set out in SFAS 133, the $715,000 reduction in fair value was recorded as a charge against other comprehensive income and did not reduce net income for the period.

Note 5.  Long-Term Debt

                                                             January 31,          October 31,
                                                                2001                 2000
                                                             -----------          -----------
                                                                      (In thousands)

Promissory notes - Aspect                                     $20,863               $20,653
KeyBank line of credit                                          7,686                 7,059
Aspect Vision bank loans                                        5,256                 5,264
County of Monroe Industrial Development
   Agency ("COMIDA") bond                                       2,395                 2,455
Other                                                               -                    26
Capitalized leases                                              6,468                 6,832
                                                            ---------             ---------
                                                               42,668                42,289
Less current installments                                       2,047                 2,032
                                                            ---------             ---------
                                                              $40,621               $40,257
                                                            =========             =========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


KeyBank Line of Credit: At January 31, 2001, we had $35.1 million available under the KeyBank line of credit.

Line of credit summary:
(in millions)
   Amount of line                                          $50.0
   Loans                                                    (7.7)
   Letters of credit backing other debt                     (7.2)
                                                         -------
   Available credit                                        $35.1
                                                         =======

Note 6.  Earnings Per Share ("EPS")

                                                                                       Three Months Ended
                                                                                           January 31,
                                                                                   ----------------------
                                                                                   2001               2000
                                                                                   ----               ----
                                                                                  (In thousands, except for
                                                                                      earnings per share)

Income from continuing operations                                                 $  6,309           $  4,827
Cumulative effect of change in accounting principle                                      -               (432)
                                                                                  --------           --------
Net income                                                                        $  6,309           $  4,395
                                                                                  ========           ========

Basic:
Weighted average common shares                                                      14,493             14,069
                                                                                  ========           ========

Basic earnings per share:
   Continuing operations                                                          $   0.44           $   0.34
   Cumulative effect of change in accounting principle                                   -              (0.03)
                                                                                  --------           --------
Basic earnings per share                                                          $   0.44           $   0.31
                                                                                  ========           ========

Diluted:
Weighted average common shares                                                      14,493             14,069

Add dilutive securities:
Options                                                                                325                290
                                                                                  --------           --------
Denominator for diluted earnings per share                                          14,818             14,359
                                                                                  ========           ========

Diluted earnings per share:
   Continuing operations                                                          $   0.43           $   0.34
   Cumulative effect of change in accounting principle                                   -              (0.03)
                                                                                  --------           --------
Diluted earnings per share                                                        $   0.43           $   0.31
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

                                                          Three Months Ended
                                                              January 31,
                                               -----------------------------------
                                                         2001                2000
                                               ------------------  ---------------
Number of shares excluded                               503,150            798,250
                                                ===============    ===============
Range of exercise prices                        $36.00 - $62.21    $30.69 - $62.21
                                                ===============    ===============

Note 7.  Income Taxes

The effective tax rates ("ETR") for the provision for income taxes of $3.2 million and $2.4 million for the three months ended January 31, 2001 and 2000, respectively, were both at 33.5%.

Note 8.  Cash Dividends

In the first quarter of fiscal 2001, Cooper announced that its Board of Directors approved an increase in the annual dividend from 8 cents to 10 cents per share, payable in semiannual installments of 5 cents per share. The first semiannual dividend payment is planned for July 5, 2001 to holders of record on June 15, 2001.

Note 9.  Business Segment Information

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

Segment information:

                                                                                        Three Months Ended
                                                                                            January 31,
                                                                                ------------------------------
                                                                                    2001               2000
                                                                                ----------           ---------
                                                                                         (In thousands)
         Sales to external customers:
            CVI                                                                 $  35,625           $  31,969
            CSI                                                                    13,274               8,435
                                                                                ---------           ---------
                                                                                $  48,899           $  40,404
                                                                                =========           =========
         Operating income:
            CVI                                                                 $     9,428         $   8,332
            CSI                                                                       1,837             1,417
            Corporate                                                                (1,600)           (1,509)
                                                                                -----------         ----------
         Total operating income                                                       9,665             8,240
            Interest expense                                                           (999)           (1,381)
            Other income, net                                                           826               400
                                                                                ------------        ----------
         Income before income taxes and cumulative effect
            of change in accounting principle                                   $     9,492          $  7,259
                                                                                ===========         ==========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)


                                                                                  January 31,         October 31,
                                                                                     2001                 2000
                                                                                  -----------        ------------
                                                                                            (in thousands)
Identifiable assets:
            CVI                                                                     $184,909             $180,433
            CSI                                                                       65,988               66,428
            Corporate                                                                 70,593               75,704
                                                                                  ----------           ----------
         Total                                                                      $321,490             $322,565
                                                                                  ==========           ==========
Geographic information:

                                                                                          Three Months Ended
                                                                                              January 31,
                                                                                    ------------------------------
                                                                                      2001                 2000
                                                                                    --------             ---------
                                                                                            (in thousands)
Sales to external customers by country of domicile:
            United States                                                          $  36,589            $  29,596
            Europe                                                                     8,970                7,974
            Canada                                                                     3,340                2,834
                                                                                 -----------            ---------
         Total                                                                     $  48,899            $  40,404
                                                                                 ===========            =========

                                                                                 January 31,           October 31,
                                                                                    2001                   2000
                                                                                 -----------           -----------
                                                                                            (in thousands)
Long-lived assets by country of domicile:
            United States                                                         $  67,765            $  67,866
            Europe                                                                   88,919               88,527
            Canada                                                                    2,365                2,394
                                                                                  ---------            ---------
         Total                                                                    $ 159,049             $158,787
                                                                                  =========            =========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Note numbers refer to "Notes to Consolidated Condensed Financial Statements" beginning on page 7 of this report.

Forward-Looking Statements: Some of the information included in this Form 10-Q contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding anticipated growth in our revenue, anticipated market conditions and results of operations. To identify forward-looking statements look for words like "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates" or "anticipates" and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. These, and all forward-looking statements, necessarily depend on assumptions, data or methods that may be incorrect or imprecise.

Events, among others, that could cause actual results and future actions to differ materially from those described by or contemplated in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing facilities, new competitors or technologies, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, significant environmental cleanup costs above those already accrued, litigation costs, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, changes in accounting principles or estimates, and other factors described in our Securities and Exchange Commission filings, including the "Business" section in our Annual Report on Form 10-K for the year ended October 31, 2000. We caution investors not to rely on forward-looking statements. They reflect our analysis only on their stated dates or the date of this Form 10-Q. We disclaim any intent or obligation to update these forward-looking statements.


                              Results of Operations

In this section we discuss the results of our operations for the first quarter of fiscal 2001 and compare them with those of 2000's first quarter. We discuss our cash flows and current financial condition beginning on page 19 under "Capital Resources and Liquidity."

First Quarter Highlights vs. 2000's First Quarter:
o Net sales up 21% to $48.9 million.
o Gross profit up 21%; margin 66% of sales in each period.
o Operating income up 17% to $9.7 million.
o Diluted earnings per share from continuing operations up 26% to 43 cents from 34 cents.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Selected Statistical Information - Percentage of Sales and Growth

                                                  Percent of Sales
                                                 Three Months Ended
                                                     January 31,
                                                 ---------------------        %
                                                  2001           2000       Growth
                                                 -----           -----      ------
Net sales                                         100%           100%         21%
Cost of sales                                      34%            34%         22%
Gross profit                                       66%            66%         21%
Selling, general and administrative                42%            42%         21%
Research and development                            2%             2%         36%
Amortization                                        2%             2%         25%
     Operating income                              20%            20%         17%

Net Sales: All of Cooper's revenue is generated by its two business units, CooperVision ("CVI") and CooperSurgical ("CSI"):

o CVI markets a broad range of contact lenses primarily in North America and Europe.
o CSI markets diagnostic products, surgical instruments and accessories to the women's healthcare market, primarily in the United States.

Our consolidated revenue grew $8.5 million, or 21%:

                             Three Months Ended
                                 January 31,
                          ------------------------          %
                           2001              2000       Increase
                          ------            ------      --------
                                (In millions)
CVI                       $35.6             $32.0          11%
CSI                        13.3               8.4          57%
                          ------            -----
                          $48.9             $40.4          21%
                          ======            =====

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


CVI Revenue: CVI's worldwide core business, which we define as all revenue except lower margin original equipment manufacturer ("OEM") sales to other contact lens manufacturers, grew 15%:

                                                                                % Change from
Segment                          First Quarter  2001       % Total            First Quarter 2000
-------                          -------------------       -------            ------------------
                                    ($ in millions)
U.S.                                    $23.0                   65%                    14%
International                            12.2                   34%                    17%
                                       ------                  ---
Core business                            35.2                   99%                    15%
OEM                                       0.4                    1%                   (71%)
                                       -------                 ---
                                        $35.6                  100%                    11%
                                       =======                 ===

The 17% growth in international markets includes the negative effect on reported revenue of weakness in the pound sterling, the euro and the Canadian dollar, which lost 10%, 12% and 4%, respectively, in value against the U.S. dollar compared with their average exchange rates for the first quarter of 2000. In constant currency, our core business grew 28% internationally and 19% worldwide. As expected, our OEM business decreased by 71%, reducing our total growth to 11% as reported and 15% in constant currency.

In the United States, which represents almost half of the world market, revenue grew 14%. Our disposable planned replacement (DPR) toric lenses to correct astigmatism grew 18% and our DPR spherical lenses, used to correct near and farsightedness, grew 46%, driven by sales of Frequency Aspheric lenses. Total DPR revenue grew 27% in the U.S. and now accounts for 77% of CVI's U.S. business.

CSI Revenue: Revenue at CSI grew 57 percent over last year's first quarter to $13.3 million, due primarily to recent acquisitions. Acquisitions accounted for 52% of CSI's growth, and internal product sales grew 5%. Sales of colposcopy products were $2.4 million during the quarter, reflecting the addition of the Leisegang product line. Sales of products for reproductive medicine grew 23% and products supporting the Loop Electrosurgical Excision Procedure ("LEEP") were 12% ahead of last year's first quarter.

We anticipate that CSI will continue to consolidate the fragmented women's healthcare market through acquisitions.

Cost of Sales/Gross Profit: Gross profit as a percentage of sales ("margin") was as follows:

                                             First Quarter Margin
                                             --------------------
                                             2001           2000
                                             ----           ----
CVI                                           71%            69%
CSI                                           53%            56%
Consolidated                                  66%            66%

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


The gross profit improvement at CVI reflects:
o  Cost reduction projects at both our U.S. and U.K. manufacturing sites.
o Favorable product mix resulting from our shift away from OEM business to higher margin branded products.
o Cost reductions at our U.K. manufacturing facility when costs in pounds are translated into dollars.

We believe that CVI's current margins are attainable in the future, excluding the effect of a major change in product or geographic mix, which could result from substantial increases in sales to our Japanese distributor and/or sales of opaque lenses, both of which generate lower margins.

As expected, CSI's margins declined from the 56% of revenue reported for the first quarter of 2000, reflecting the lower margins of recently acquired products. Subject to the effect of future acquisitions, we expect that, as recent acquisitions become fully integrated, our margins will return to, and perhaps surpass 56%.

Selling, General and Administrative ("SGA") Expense:

                              Three Months Ended January 31,
                      -------------------------------------------
                             2001                      2000
                      -----------------          ----------------
                                           ($ in millions)
                                 % Rev.                     % Rev.     % Increase
                                 ------                     ------     ----------
CVI                     $14.5      41%           $12.7        40%          15%
CSI                       4.2      32%             2.6        31%          63%
Headquarters              1.6      N/A             1.5        N/A           6%
                      -------                    -----
                        $20.3      42%           $16.8        42%           21%
                      =======                    =====

SGA was 42% of sales in both periods. SGA at CSI included about $700,000 of costs to virtually complete the integration of Leisegang and MedaSonics, two recently acquired businesses. Without these one-time costs, CSI's SGA as a percentage of sales decreased from 31% in Q1 2000 to 26%, and total SGA decreased from 42% of sales in Q1 2000 to 40%. CVI's 15% increase in SGA resulted from marketing costs associated with new product launches.

Research and Development ("R&D") Expense: We expect R&D spending to remain a low percentage of sales as Cooper is focusing on acquiring products that will not require large expenditures of time or money before introduction.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Operating Income: Operating income improved by $1.5 million, or 17%, in the fiscal first quarter.

                                           Three Months Ended
                                               January 31,
                      --------------------------------------------------------
                             2001                       2000
                      ---------------------      ------------------
                                                 ($ in millions)            %
                               % Rev.                       % Rev.      Increase
                               ------                       ------      --------
CVI                   $  9.4     26%              $  8.3       26%         13%
CSI                      1.9     14%                 1.4       17%         30%
Headquarters            (1.6)    N/A                (1.5)      N/A         N/A
                      -------                    -------
                      $  9.7     20%              $  8.2        20%         17%
                      ======                     =======

Interest Expense: Interest expense decreased $382,000, or 28%, in the first quarter due to the net repayment of long-term debt of $17.4 million late in the first quarter of 2000. Favorable currency translation also reduced interest expense on our pounds sterling denominated debt, as did a lower outstanding balance in Q1 2001 vs. Q1 2000 on our KeyBank debt. The decrease was partially offset by an increase associated with the earn-out loan note.

Other Income, Net:

                                                         Three Months Ended
                                                              January 31,
                                                         -------------------
                                                          2001          2000
                                                         ------        -----
                                                             (In thousands)

Interest income                                           $162           $211
Foreign exchange                                           (49)          (101)
Gain on Litmus/Quidel transaction                          719              -
Gain on swap contract                                        -            240
Other                                                       (6)            50
                                                          -----          -----
                                                           $826          $400
                                                          =====          =====

In this year's first quarter, Quidel Corporation acquired Litmus Concepts, Inc. through an exchange of common stock. We held a preferred equity position in Litmus, which equated to approximately a 10 percent ownership. As a result of this transaction, we recorded a gain below the operating income line of approximately $700,000, as the market value of the Quidel shares received exceeded the carrying value of our investment in Litmus.

In the first quarter of 2000, we repaid a portion of our debt on which we had entered into an interest rate swap to convert variable interest rate debt to fixed rate. As the swap was then no longer required, and our policy is only to enter into derivative instrument transactions to manage specific risks, we canceled the swap, realizing a gain of $240,000.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Provision for Income Taxes: We estimate that our effective tax rate ("ETR") for the full fiscal year 2001 will be 33%. In the first quarter of 2001, we estimated that the tax on the gain on the Quidel/Litmus transaction would be 40%, resulting in an overall ETR of 33.5%. The effective tax rate in the first quarter of the prior year was also 33.5%.

We implemented a global tax plan in the fourth quarter of fiscal 1999 to minimize both the taxes reported in our statement of income and the actual taxes we will have to pay once we use all the benefits of our net operating loss ("NOLs"). Assuming no major acquisitions or large stock issuances, we currently expect to reduce our ETR to approximately 30% over the next several years. This plan could possibly extend the cash flow benefits of the NOLs through 2003. We expect that actual cash payments of taxes will average below 10% of pretax profits over this period.

Cumulative Change in Accounting Principles: In the first quarter of 2000, we recorded a net of tax charge of $432,000 to implement a new accounting principle.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


                          Capital Resources & Liquidity

First Quarter Highlights:

o Operating cash flow $2.5 million vs. $5.3 million in 2000's first quarter, reflecting a build of inventory for anticipated new products and geographic launches in the second and third quarters.

o Cash flow (pretax income from continuing operations plus depreciation and amortization) per diluted share 81 cents vs. 65 cents in 2000's first quarter.

Comparative Statistics (Dollars in millions, except per share amounts):

                                                                January 31, 2001          October 31, 2000
                                                                ----------------          ----------------

Cash and cash equivalents                                            $12.0                      $14.6
Total assets                                                         $321.5                     $322.6
Working capital                                                      $56.9                      $47.4
Total debt                                                           $61.0                      $48.4
Ratio of debt to equity                                              0.30:1                     0.24:1
Debt as a percentage of total capitalization                         23%                        20%
Operating cash flow - twelve months ended                            $38.2                      $41.0
Cash flow per diluted share - twelve months ended                    $3.67                      $3.51

Operating Cash Flows: Our major source of liquidity continues to be cash flow provided by operating activities, which totaled $2.5 million in the first quarter of fiscal 2001 and $38.2 million over the twelve-month period ended January 31, 2001.

Major uses of cash for operating activities in the first quarter included payments of $3.5 million to settle disputes, $1.7 million to fund entitlements under Cooper's bonus plans and $328,000 in interest payments. The first two items have historically led to Q1 being our weakest operational cash flow quarter.

Investing Cash Flows: The cash outflow of $6.7 million from investing activities resulted from capital expenditures of $3.3 million and $3.4 million paid to former Aspect Vision Care shareholders to partially fund required earn out payments. (See note 3.)

Financing Cash Flows: Financing activities provided $1.6 million in cash, driven primarily by stock option exercises, which provided $1.7 million. We also paid dividends on our common stock of $289,000 in the first fiscal quarter of 2001.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded


Outlook: We believe that cash and cash equivalents on hand of $12 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We may need additional funds for larger acquisitions and other strategic alliances. At January 31, 2001, we had over $35 million available under the KeyBank line of credit and, based on conversations with KeyBank, anticipate that additional financing would be available as required.

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

Trademarks: Frequency'r' is a registered trademark of the Cooper Companies, Inc., its affiliates and subsidiaries or both.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 3. Quantitative and Qualitative Disclosure About Market Risk


See Capital Resources and Liquidity under "Risk Management" in Item 2 of this report.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


   (a)  Exhibits.


   Exhibit
   Number                           Description
   ------                           -----------

   11*                              Calculation of Earnings Per Share.

   * The information called for in this exhibit is provided in Footnote 6 to the Consolidated Condensed Financial Statements in this report.

   (b) Cooper filed the following reports on Form 8-K during the period from November 1, 2000 to January 31, 2001.


   Date of Report                   Item Reported
   --------------                   -------------
   November 6, 2000                 Item 5.  Other Events
   December 12, 2000                Item 5.  Other Events

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


                                           The Cooper Companies, Inc.
                                         ---------------------------------------
                                                      (Registrant)


Date: March 13, 2001                              /s/ Robert S. Weiss
                                         ---------------------------------------
                                         Executive Vice President, Treasurer and
                                           Chief Financial Officer

                               STATEMENT OF DIFFERENCES


         The registered trademark symbol shall be expressed as.......'r'
         The British pound sterling sign shall be expressed as.......'L'