Form 10-Q
period 2001-04-30
COOPER COMPANIES INC
filed 2001-06-14
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For Quarterly Period Ended      April 30, 2001
                                ----------------------------------


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the Transition Period from                   to
                                    -----------------    -----------------


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


           6140 Stoneridge Mall Road, Suite 590, Pleasanton, CA 94588
--------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code      (925) 460-3600
                                                        ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.10 Par Value                          14,946,132 Shares
------------------------------                  ---------------------------------
          Class                                  Outstanding at May 31, 2001

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES



                                      INDEX


                                                                                                       Page No.
                                                                                                       --------

PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

                     Consolidated Condensed Statements of Income - Three
                           and Six Months Ended April 30, 2001 and 2000                                  3

                     Consolidated Condensed Balance Sheets -- April 30, 2001
                           and October 31, 2000                                                          4

                     Consolidated Condensed Statements of Cash Flows - Six
                           Months Ended April 30, 2001 and 2000                                          5

                     Consolidated Condensed Statements of Comprehensive
                           Income - Three and Six Months Ended
                           April 30, 2001 and 2000                                                       6

                     Notes to Consolidated Condensed Financial Statements                                7

  Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                         14

  Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                  22


PART II.   OTHER INFORMATION

  Item 1.     Legal Proceedings                                                                         23

  Item 4.     Submission of Matters to a Vote of Security Holders                                       23

  Item 6.     Exhibits and Reports on Form 8-K                                                          24

Signature                                                                                               25


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)


                                                                Three Months Ended         Six Months Ended
                                                                      April 30,                April 30,
                                                             -------------------------   --------------------
                                                                2001           2000        2001        2000
                                                              --------       --------    --------    --------

Net sales                                                       $ 56,027     $ 50,769    $104,926    $ 91,173
Cost of sales                                                     19,713       18,285      36,503      32,057
                                                                --------     --------    --------    --------
Gross profit                                                      36,314       32,484      68,423      59,116
Selling, general and administrative expense                       20,600       19,320      40,938      36,084
Research and development expense                                     897          676       1,781       1,324
Amortization of intangibles                                        1,187        1,111       2,409       2,091
                                                                --------     --------    --------    --------
Operating income                                                  13,630       11,377      23,295      19,617
                                                                --------     --------    --------    --------
Interest expense                                                     901        1,268       1,900       2,649
Other income (expense), net                                          (49)          60         777         460
                                                                --------     --------    --------    --------
Income before income taxes and cumulative
   effect of change in accounting principle                       12,680       10,169      22,172      17,428
Provision for income taxes                                         3,970        3,406       7,153       5,838
                                                                --------     --------    --------    --------
Income before cumulative effect of change
   in accounting principle                                         8,710        6,763      15,019      11,590
Cumulative effect of change in accounting
   principle                                                           -            -           -        (432)
                                                                --------     --------    --------    --------
Net income                                                      $  8,710     $  6,763    $ 15,019    $ 11,158
                                                                ========     ========    ========    ========

Earnings per share:
Basic:
  Income before cumulative effect of change
     in accounting principle                                    $   0.59     $   0.48    $   1.03    $   0.82
  Cumulative effect of change in accounting
     principle                                                         -            -           -       (0.03)
                                                                --------     --------    --------    --------
  Earnings per share                                            $   0.59     $   0.48    $   1.03    $   0.79
                                                                ========     ========    ========    ========

Diluted:
  Income before cumulative effect of change
     in accounting principle                                    $   0.58     $   0.47    $   1.00    $   0.80
  Cumulative effect of change in accounting
     principle                                                         -            -           -       (0.03)
                                                                --------     --------    --------    --------
  Earnings per share                                            $   0.58     $   0.47    $   1.00    $   0.77
                                                                ========     ========    ========    ========

Number of shares used to compute earnings per share:

         Basic                                                    14,717       14,130      14,603      14,099
                                                                ========     ========    ========    ========
         Diluted                                                  15,124       14,438      14,976      14,399
                                                                ========     ========    ========    ========



                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)



                                                                 April 30,    October 31,
                                                                  2001          2000
                                                              ---------     ---------
                                   ASSETS                            (In thousands)

Current assets:
   Cash and cash equivalents                                  $  11,897     $  14,608
   Trade receivables, net                                        40,417        33,058
   Marketable securities                                          4,338             -
   Inventories                                                   44,008        38,219
   Deferred tax assets                                           17,737        17,800
   Other current assets                                           9,648         9,000
                                                              ---------     ---------
      Total current assets                                      128,045       112,685
                                                              ---------     ---------
Property, plant and equipment, net                               51,606        47,933
Goodwill and other intangibles, net                             111,946       110,854
Deferred tax assets                                              37,105        42,979
Other assets                                                      2,389         8,114
                                                              ---------     ---------
                                                              $ 331,091     $ 322,565
                                                              =========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                            $   9,886     $   8,094
   Accounts payable                                               9,668         7,733
   Accrued acquisition costs                                      5,666        18,900
   Accrued income taxes                                           7,359         8,033
   Other current liabilities                                     21,841        22,515
                                                              ---------     ---------
      Total current liabilities                                  54,420        65,275
Long-term debt                                                   41,956        40,257
Other noncurrent liabilities                                     12,645        18,595
                                                              ---------     ---------
      Total liabilities                                         109,021       124,127
                                                              ---------     ---------
Contingencies (Note 8)
Stockholders' equity:
   Common stock, $.10 par value                                   1,561         1,519
   Additional paid-in capital                                   268,507       257,994
   Accumulated other comprehensive loss                          (5,816)       (3,558)
   Accumulated deficit                                          (31,480)      (46,210)
   Other                                                           (219)         (129)
   Treasury stock at cost                                       (10,483)      (11,178)
                                                              ---------     ---------
         Total stockholders' equity                             222,070       198,438
                                                              ---------     ---------
                                                              $ 331,091     $ 322,565
                                                              =========     =========




                            See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                        April 30,
                                                                -------------------------
                                                                   2001         2000
                                                                ----------   -----------
Cash flows from operating activities:
   Net income                                                   $ 15,019     $ 11,158
   Depreciation and amortization                                   5,068        4,200
   Deferred income taxes                                           6,303        4,750
   Net (increase) decrease in working capital                    (11,862)         279
   Net decrease in non-current liabilities and other
      comprehensive income                                        (5,169)      (5,163)
   Net decrease in non-current assets                                737          691
                                                                --------     --------
Net cash provided by operating activities                         10,096       15,915
                                                                --------     --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                     (7,179)      (6,194)
   Acquisitions of businesses                                    (19,793)     (23,477)
   Other                                                             (61)         (69)
                                                                --------     --------
Net cash used by investing activities                            (27,033)     (29,740)
                                                                --------     --------
Cash flows from financing activities:
   Net proceeds from short-term line of credit                     3,148       16,000
   Repayments of long-term debt                                   (1,177)     (18,830)
   Proceeds from long-term debt                                    1,564            -
   Dividends on common stock                                        (289)        (564)
   Exercise of stock options                                      10,839            -
   Other                                                               -          944
                                                                --------     --------
Net cash provided (used) by financing activities                  14,085       (2,450)
                                                                --------     --------
Effect of exchange rate changes on cash and cash equivalents         141          100
Net decrease in cash and cash equivalents                         (2,711)     (16,175)
Cash and cash equivalents - beginning of period                   14,608       20,922
                                                                --------     --------
Cash and cash equivalents - end of period                       $ 11,897     $  4,747
                                                                ========     ========





                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)


                                                      Three Months Ended          Six Months Ended
                                                           April 30,                 April 30,
                                                    ---------------------     ----------------------
                                                      2001         2000         2001         2000
                                                    --------     --------     --------     --------

Net income                                          $  8,710     $  6,763     $ 15,019     $ 11,158
Other comprehensive income (loss):
   Foreign currency translation adjustment              (677)        (939)        (336)      (1,332)
   Change in value of derivative instruments             (26)           -         (741)           -
   Unrealized loss on marketable securities, net
      of tax benefit of $635                          (1,004)           -       (1,181)           -
                                                    --------     --------     --------     --------
                                                      (1,707)        (939)      (2,258)      (1,332)
                                                    --------     --------     --------     --------
Comprehensive income                                $  7,003     $  5,824     $ 12,761     $  9,826
                                                    ========     ========     ========     ========



                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1. General

The Cooper Companies, Inc. ("Cooper" or "we" and similar pronouns), through its principal subsidiaries, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a range of specialty contact lenses to correct visual defects, including toric lenses that correct astigmatism, cosmetic lenses that change or enhance the appearance of the eyes' natural color and aspheric lenses that improve vision in low light conditions. Its leading products are disposable-planned replacement toric and spherical lenses. CooperSurgical ("CSI") markets diagnostic products and surgical instruments and accessories to the women's healthcare market.

During interim periods, we have followed the accounting policies described in our Form 10-K for the fiscal year ended October 31, 2000. Please refer to this and to our Annual Report to Stockholders for the same period when reviewing this Form 10-Q. Current results are not a guarantee of future performance.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position as of April 30, 2001 and October 31, 2000, the consolidated results of its operations for the three and six months ended April 30, 2001 and 2000 and its consolidated cash flows for the six months ended April 30, 2001 and 2000. Adjustments consist only of normal recurring items except for:

o In the first quarter of 2000, an adjustment recorded for the adoption of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Cost of Start-up Activities," which resulted in an after tax loss of $432,000 from cumulative effect of change in accounting principle.

o In the first quarter of 2001, a transaction between Quidel and Litmus, affecting our investment in Litmus, resulted in $719,000 of other income.

o In the first quarter of 2001, we incurred about $700,000 of additional SGA costs related to integration of acquisitions at CSI.

Note 2. Inventories, at the Lower of Average Cost or Market

                                 April 30,             October 31,
                                   2001                   2000
                                ----------            -----------
                                          (In thousands)
Raw materials                    $ 9,737                  $ 9,740
Work-in-process                    6,230                    6,056
Finished goods                    28,041                   22,423
                                 -------                  -------
                                 $44,008                  $38,219
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

The acquisition agreement provided for additional earn-out payments based on Aspect's performance over the three years prior to November 2000. The earn-out calculation resulted in a total earn-out amount of 'L'13.5 million (about $20.5 million). One payment of 'L'2.3 million was made December 11, 2000. Future payments of (pound)8.8 million and (pound)2.4 million will be made on June 11, 2001 and December 11, 2001, respectively. On December 11, 2000, 'L'8.8 million was converted into a note payable ($12.1 million, net of certain contractual amounts) to a selling shareholder of Aspect who was an employee of the Company at that time, but not an officer.

Acquisition of LuMax Product Line from MedAmicus: On April 25, Cooper's CooperSurgical (CSI) unit completed the purchase of the LuMax System from MedAmicus, Inc. Cooper paid approximately $4 million in cash at closing, with $700,000 due at a later date, for the LuMax System that had revenue of about $4 million in 2000. Of the $4.7 million purchase price, $3.6 million has initially been ascribed to goodwill pending the final purchase price allocation.

The LuMax System - a monitor and disposable catheters - helps to diagnose the cause of female incontinence, the accidental loss of urine resulting in a medical or hygienic problem. It uses patented fiber optic transducer technology to measure and monitor the physiological factors associated with female urinary function. These urodynamic studies are performed in a variety of settings including hospitals, clinics and physicians' offices, and the resulting data is used to develop treatment strategies.

Gynecologists purchase over 80 percent of LuMax Systems, with revenue split about equally between monitors and disposable catheters.

Note 4. Adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities"

We adopted SFAS 133 in the first quarter of 2001. In accordance with SFAS 133, we have recorded all derivative instruments at fair value on our consolidated condensed balance sheet. Because all of our transactions that included derivatives met the specific hedging criteria set out in SFAS 133, the $741,000 reduction in fair value, for the six-month period, was recorded as a charge against other comprehensive income and did not reduce net income for the period.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 5. Debt

                                                  April 30,               October 31,
                                                     2001                    2000
                                                 ----------               -----------
                                                            (In thousands)
Short-Term:
Notes payable to banks                            $ 8,006                    $ 6,062
Current portion of long-term debt                   1,880                      2,032
                                                  -------                    -------
                                                  $ 9,886                    $ 8,094
                                                  =======                    =======
Long-Term:
Promissory notes - Aspect                         $20,385                    $20,653
KeyBank line of credit                             10,155                      7,059
Aspect Vision bank loans                            5,001                      5,264
County of Monroe Industrial Development
   Agency ("COMIDA") bond                           2,330                      2,455
Other                                                   -                        26
Capitalized leases                                  5,965                      6,832
                                                  -------                    -------
                                                   43,836                     42,289
Less current installments                           1,880                      2,032
                                                  -------                    -------
                                                  $41,956                    $40,257
                                                  =======                    =======



KeyBank Line of Credit: At April 30, 2001, we had $32.6 million available under the KeyBank line of credit.

Line of credit summary:
(in millions)
   Amount of line                              $50.0
   Loans                                       (10.2)
   Letters of credit backing other debt         (7.2)
                                               -----
   Available credit                            $32.6
                                               =====

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 6. Earnings Per Share ("EPS")

(In thousands, except for per share amounts)

                                           Three Months Ended                     Six Months Ended
                                               April 30,                              April 30,
                                        -------------------------             --------------------------
                                         2001               2000               2001                2000
                                         ----               ----               ----                ----
Income before cumulative effect of
  change in accounting principle        $ 8,710           $ 6,763             $15,019            $11,590
Cumulative effect of change in
  accounting principle                        -                 -                   -               (432)
                                        -------           -------             -------            -------
Net income                              $ 8,710           $ 6,763             $15,019            $11,158
                                        =======           =======             =======            =======
Basic:
Weighted average common shares           14,717            14,130              14,603             14,099
                                        =======           =======             =======            =======
Basic earnings per share:
  Continuing operations                 $  0.59           $  0.48             $  1.03            $  0.82
  Cumulative effect of change in
    accounting principle                      -                 -                   -              (0.03)
                                        -------           -------             -------            -------
Basic earnings per share                $  0.59           $  0.48             $  1.03            $  0.79
                                        =======           =======             =======            =======
Diluted:
Weighted average common shares           14,717            14,130              14,603             14,099

Add dilutive securities:
Options                                     407               308                 373                300
                                        -------           -------             -------            -------
Denominator for diluted earnings
  per share                              15,124            14,438              14,976             14,399
                                        =======           =======             =======            =======
Diluted earnings per share:
  Continuing operations                 $  0.58           $  0.47             $  1.00            $  0.80
  Cumulative effect of change in
    accounting principle                      -                 -                   -              (0.03)
                                        -------           -------             -------            -------
Diluted earnings per share              $  0.58           $  0.47             $  1.00            $  0.77
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


                                    Three Months Ended                           Six Months Ended
                                         April 30,                                   April 30,
                            -----------------------------------        ----------------------------------
                                 2001               2000                  2001                  2000
                            ---------------- ------------------        -------------        -------------
Number of shares excluded          238,000             784,250               299,580              784,250
                             =============       =============         =============        =============
Range of exercise prices     $43.20-$62.21       $30.69-$62.21         $39.25-$62.21        $30.69-$62.21
                             =============       =============         =============        =============


Note 7. Income Taxes

The effective tax rate ("ETR") used to record the provision for income taxes of $4 million and $7.2 million for the three and six months ended April 30, 2001 was 31.3% and 32.3%, respectively. Based on updated full year projections, we revised our ETR for continuing operations from 33% to 32% in the second quarter of 2001. This change, along with the taxes related to the Quidel and Litmus transaction (see Note 1), resulted in the reported ETRs for the three and six months ended April 30, 2001. The ETR used to record the provision for income taxes of $3.4 million and $5.8 million for the three and six months ended April 30, 2000 was 33.5%.

Note 8. Contingencies - Pending Litigation

On April 20, 2001, Wesley Jessen Corporation ("WJ") filed a lawsuit against CooperVision, Inc. in the United States District Court for the Central District of California, CV-01-03678. The lawsuit alleges that CooperVision's Frequency'r' Colors opaque contact lenses infringe on WJ's United States Patent No. 5,414,477 and seeks an injunction and damages. On May 3, 2001, WJ also filed a Motion for a Preliminary Injunction to stop sales of these lenses in the United States. CooperVision responded that the asserted patent is invalid and not infringed, and that WJ is otherwise not entitled to an injunction. The Court heard WJ's Motion for a Preliminary Injunction on June 11, 2001, but did not rule on it. WJ has also filed suit against the Company in England alleging that the Company's Frequency'r' Colors opaque lenses infringe on this and one other patent, and in France alleging that Frequency'r' Colors opaque lenses infringe on a third patent. Each of the lawsuits seeks an injunction and damages. The Company believes it does not infringe on WJ's valid patent rights used in the development and manufacture of opaque lenses, and will vigorously defend these actions.

Note 9. Cash Dividends

In the first quarter of fiscal 2001, Cooper announced that its Board of Directors approved an increase in the annual dividend from 8 cents to 10 cents per share, payable in semiannual installments of 5 cents per share. The first semiannual dividend payment will be made on July 5, 2001 to holders of record on June 15, 2001.

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

Identifiable assets are those assets used in continuing operations excluding cash and cash equivalents, which we deem to be corporate assets. Long-lived assets are property, plant and equipment and goodwill and other intangibles.

Segment information (in thousands):

                                                    Three Months Ended                        Six Months Ended
                                                         April 30,                                 April 30,
                                               ---------------------------------        ----------------------------
                                                  2001             2000                    2001             2000
                                               ----------       ----------              ----------       -----------
Sales to external customers:
   CVI                                           $43,212          $38,259                $ 78,837         $ 70,228
   CSI                                            12,815           12,510                  26,089           20,945
                                                 -------          -------                --------         --------
                                                 $56,027          $50,769                $104,926         $ 91,173
                                                 =======          =======                ========         =========
Operating income:
   CVI                                           $12,946          $11,434                $ 22,374         $ 19,766
   CSI                                             2,277            1,674                   4,114            3,091
   Corporate                                      (1,593)          (1,731)                 (3,193)          (3,240)
                                                 -------          -------                --------         --------
Total operating income                            13,630           11,377                  23,295           19,617
   Interest expense                                 (901)          (1,268)                 (1,900)          (2,649)
   Other income, net                                 (49)              60                     777              460
                                                 -------          -------                --------         ---------
Income before income taxes and
   cumulative effect of change in
   accounting principle                          $12,680          $10,169                $ 22,172         $ 17,428
                                                 =======          =======                ========         ========



                                                                                         April 30,       October 31,
                                                                                            2001             2000
                                                                                         ----------      ------------
Identifiable assets:
   CVI                                                                                   $192,613         $180,433
   CSI                                                                                     71,034           66,428
   Corporate                                                                               67,444           75,704
                                                                                         --------         --------
Total                                                                                    $331,091         $322,565
                                                                                         ========         ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)


Geographic information (in thousands):

                                                   Three Months Ended                  Six Months Ended
                                                        April 30,                          April 30,
                                            ---------------------------------     ------------------------------
                                              2001                2000              2001             2000
                                              ----                ----              ----             ----
Sales to external customers by
 country of domicile:
   United States                            $  42,830           $  37,749         $ 79,419          $ 67,345
   Europe                                       9,483               9,052           18,453            17,026
   Canada                                       3,714               3,968            7,054             6,802
                                            ---------           ---------         --------          --------
                                            $  56,027           $  50,769         $104,926          $ 91,173
                                            =========           =========         ========          ========


                                                                                  April 30,        October 31,
                                                                                     2001             2000
                                                                                  ----------       ----------
Long-lived assets by country of domicile:
   United States                                                                  $ 72,924          $ 67,866
   Europe                                                                           88,367            88,527
   Canada                                                                            2,261             2,394
                                                                                  --------          --------
Total                                                                             $163,552          $158,787
                                                                                  ========          ========


Note 11. Subsequent Event

On May 25, 2001, CVI completed the acquisition of privately held CL-Tinters Oy
(CLT), a manufacturer of cosmetic contact lenses. CLT applies the color tints to CVI's aspheric cosmetic contact lenses. Cooper paid approximately $14 million in cash at closing and will pay up to $7 million more if certain performance milestones are met subject to certain indemnifications.

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

Events, among others, that could cause actual results and future actions to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing facilities, new competitors or technologies, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, changes in accounting principles or estimates, and other factors described in our Securities and Exchange Commission filings, including the "Business" section in our Annual Report on Form 10-K for the year ended October 31, 2000. We caution investors that forward-looking statements reflect our analysis only on their stated date or the date of this Form 10-Q. We disclaim any intent to update them except as required by law.

                              Results of Operations

In this section we discuss the results of our operations for the second quarter and six months of fiscal 2001 and compare them with the same periods of fiscal 2000. We discuss our cash flows and current financial condition beginning on page 20 under "Capital Resources and Liquidity."

Second Quarter Highlights vs. 2000's Second Quarter:

o    Sales up 10% to $56 million.

o    Gross profit up 12%; margin improved 1 percentage point to 65% of revenue.

o    Operating income up 20% to $13.6 million.

o Diluted earnings per share from continuing operations up 23% to 58 cents from 47 cents.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Six-Month Highlights:

o    Sales up 15% to $104.9 million.

o    Gross profit up 16% on constant margin of 65%.

o    Operating income up 19% to $23.3 million.

o Diluted earnings per share from continuing operations up 25% to $1.00 from 80 cents.

Selected Statistical Information - Percentage of Sales and Growth

                                             Percent of Sales                   Percent of Sales
                                            Three Months Ended                  Six Months Ended
                                                 April 30,                         April 30,
                                            -------------------       %        -----------------         %
                                             2001         2000      Growth      2001        2000      Growth
                                            ------       ------     ------     -----       -----      ------
Net sales                                    100%         100%        10%       100%        100%        15%
Cost of sales                                 35%          36%         8%        35%         35%        14%
Gross profit                                  65%          64%        12%        65%         65%        16%
Selling, general and administrative           37%          38%         7%        39%         40%        13%
Research and development                       2%           1%        33%         2%          1%        35%
Amortization                                   2%           2%         7%         2%          2%        15%
Operating income                              24%          22%        20%        22%         22%        19%

Net Sales: All of Cooper's revenue is generated by its two business units, CooperVision ("CVI") and CooperSurgical ("CSI"):

o    CVI markets a broad range of contact lenses for the vision care market.

o CSI markets diagnostic products, surgical instruments and accessories for the gynecological market.

Our consolidated revenue grew $5.3 million (10%) and $13.8 million (15%), respectively, in the three- and six-month periods:

                      Three Months Ended                         Six Months Ended
                           April 30,                                 April 30,
               --------------------------------         ---------------------------------
                 2001        2000       % Incr.           2001         2000       % Incr.
               -------     -------      -------         -------      -------      -------
                                           ($ in millions)
CVI            $  43.2     $  38.3        13%           $  78.8      $  70.2        12%
CSI               12.8        12.5         2%              26.1         21.0        25%
               -------     -------                      -------      -------
               $  56.0     $  50.8        10%           $ 104.9      $  91.2        15%
               =======     =======                      =======      =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


CVI Revenue: CVI's worldwide core business, which we define as all revenue except our lower margin original equipment manufacturer ("OEM") sales to other contact lens manufacturers, grew 17% and 16% for the three- and six-month periods, respectively.

                      Second                % Change                              % Change
                      Quarter      %       from Second    Six Months      %       from Six
                       2001      Total    Quarter 2000        2001      Total    Months 2000
                     --------    -----    ------------    ----------    -----    -----------
Core business:
  U.S.                  $26.4      61%          6%           $49.3        63%          10%
  International          16.2      38%         39%            28.5        36%          29%
                        -----     ----                       -----       ----
  Worldwide              42.6      99%         17%            77.8        99%          16%
OEM                       0.6       1%        (63%)            1.0         1%         (67%)
                        -----     ----                       -----       ----
    Total CVI           $43.2     100%         13%           $78.8       100%          12%
                        =====     ====                       =====       ====

Core Business: CVI's revenue growth is driven by volume rather than by price. Our average selling price on a per lens basis is decreasing, reflective of increased sales of disposable-planned replacement (DPR) lenses, which are marketed in multiple lens packaging. This is an industry trend. Worldwide sales of all DPR products grew 25% and 23% in the three- and six-month periods, respectively.

The growth in international markets of 39% in the second quarter and 29% for the six-month period includes the negative effect on reported revenue of weakness in the pound sterling, the euro and the Canadian dollar, which decreased in value against the U.S. dollar as follows:

                             Percentage Decrease Against U.S. Dollar
                             ---------------------------------------
                             Second Quarter                 6 Months
                             --------------                 --------
Pound Sterling                     9%                          10%
Euro                               6%                           9%
Canadian Dollar                    6%                           5%

In constant currency, our international core business grew 46% in the second quarter and 37% in the 6-month period. International revenue for the second quarter of this year includes an initial shipment of $2.2 million to Rohto, our distributor in Japan.

Revenue in the United States grew 6% and 10%, respectively, in the three- and six-month periods. Sales of soft contact lenses grew 8% and 11%, respectively, in the same periods. In the second quarter of last year CVI stocked two new products and, in the fourth quarter of that same fiscal year sold its rigid gas permeable contact lens business. Excluding these events, CVI's overall second quarter domestic revenue grew 10%.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


OEM Business: Our OEM business continued to decline, in line with our strategy to shift our sales mix toward more profitable branded products and away from making contact lenses for our competitors at much lower margins.

CSI Revenue: CSI's second quarter revenue increased 2% to $12.8 million and is up 25% year to date. When adjusted for a back order of about $600,000, which was due to a problem with a supplier and has been shipped in the third quarter, revenue grew 7% for the quarter and 28% for the six-month period.

Revenue from CSI's existing products, including the backorder, grew 11%. Sales this year were increased by about $800,000 from recent acquisitions and sales in 2000's second quarter included about $1.2 million from products inherited with the Leisegang acquisition, which have since been discontinued. Using this same metric, CSI's growth in its ongoing, organic business year-to-date is 8%.

Cost of Sales/Gross Profit: Gross profit as a percentage of sales ("margin") was as follows:

                                  Margin %                    Margin %
                              Three Months Ended          Six Months Ended
                                  April 30,                   April 30,
                              ------------------          ----------------
                              2001          2000          2001        2000
                              ----          ----          ----        ----
CVI                            68%           68%           69%         68%
CSI                            54%           53%           53%         54%
Consolidated                   65%           64%           65%         65%

We believe that CVI's margins can continue to approach 70% of revenue going forward, excluding the effect of a major change in product or geographic mix, which could result from substantial increases in sales to our Japanese distributor, which generate lower margins. A firming of the pound sterling would also tend to decrease margins, as we manufacture a significant portion of our inventory in the U.K.

At CSI, subject to the effect of future acquisitions and/or strategic alliances, we expect that, as recent acquisitions become fully integrated, our margins will return to, and perhaps surpass 56%, the level reported for the first quarter of 2000.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Selling, General and Administrative ("SGA") Expense:

                            Three Months Ended                      Six Months Ended
                                 April 30,                              April 30,
                     --------------------------------        --------------------------------
                      2001        2000        % Incr.         2001        2000        % Incr.
                     ------      ------       -------        ------      ------       -------
                                                  ($ in millions)
CVI                  $15.3        $13.5        13%           $29.8        $26.2          14%
CSI                    3.7          4.1       (10%)            7.9          6.7          18%
Headquarters           1.6          1.7        (6%)            3.2          3.2           -
                     -----        -----                      -----        -----
                     $20.6        $19.3         7%           $40.9        $36.1          13%
                     =====        =====                      =====        =====

As a percentage of sales, SGA decreased from 38% to 37% for the three-month periods and from 40% to 39% for the six-month periods. SGA at CSI included about $700,000 of costs incurred in the first quarter to complete the integration of Leisegang and MedaSonics, two recently acquired businesses. Without these one-time costs, CSI's SGA as a percentage of sales decreased from 32% in the 2001 six-month period to 28%, and total SGA decreased from 40% of sales in the 2001 six-month period to 38%. CVI's 14% increase in SGA primarily resulted from marketing costs associated with new product launches.

Research and Development ("R&D") Expense: We expect R&D spending to remain a low percentage of sales as Cooper is focusing on acquiring or licensing products that will not require large expenditures of time or money before introduction.

Operating Income: Income from operations improved by $2.2 million, or 20%, and $3.7 million, or 19%, for the three- and six-month periods:

                           Three Months Ended                     Six Months Ended
                                April 30,                             April 30,
                     ------------------------------        ------------------------------
                      2001        2000        Incr.         2001        2000        Incr.
                     ------      ------       -----        ------      ------       -----
                                                ($ in millions)
   CVI                $12.9       $11.4       $1.5         $22.4        $19.8       $2.6
   CSI                  2.3         1.7        0.6           4.1          3.1        1.0
   Headquarters        (1.6)       (1.7)       0.1          (3.2)        (3.3)       0.1
                      -----       -----       ----         -----        -----       ----
                      $13.6       $11.4       $2.2         $23.3        $19.6       $3.7
                      =====       =====       ====         =====        =====       ====

Interest Expense: Reductions of 29% and 28% in the three- and six-month periods, respectively, relate to lowered interest rates and a net repayment of long-term debt of $17.4 million late in the first quarter of 2000. Also, favorable currency translation reduced interest expense on our pound sterling denominated debt, as did a lower outstanding balance in Q2 2001 vs. Q2 2000 on our KeyBank debt.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Other Income (Expense), Net:

                                      Three Months Ended        Six Months Ended
                                           April 30,                April 30,
                                      ------------------       ------------------
                                       2001        2000         2001        2000
                                      ------      ------       ------      ------
                                                     (In thousands)
Interest income                        $ 111       $  67        $ 273      $ 278
Foreign exchange                        (134)       (138)        (183)      (239)
Gain on Litmus/Quidel
   transaction                             -           -          719          -
Gain on swap contract                                  -            -        240
Other                                    (26)        131          (32)       181
                                       -----       -----        -----      -----
                                       $ (49)      $  60        $ 777      $ 460
                                       =====       =====        =====      =====

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

In the first quarter of 2000, we repaid our Midland Bank debt on which we had entered into an interest rate swap to convert it from variable interest rate debt to fixed rate. As the swap was then no longer required, and our policy is only to enter into derivative instrument transactions to manage specific risks, we canceled the swap, realizing a gain of $240,000.

Provision for Income Taxes: We estimate that our effective tax rate ("ETR") for the full fiscal year 2001 will be 32%, down from the 33.5% estimated as of January 31, 2001. In consequence, our ETR for the second quarter of 2001 was 31.3%.

We implemented a global tax plan in fiscal 1999 to minimize both the taxes reported in our statement of income and the actual taxes we will have to pay once we use all the benefits of our net operating loss carryforwards ("NOLs"). Assuming no major acquisitions or large stock issuances, we currently expect to reduce our ETR to below 30% over the next several years. This plan could possibly extend the cash flow benefits of the NOLs through 2003. We expect that actual cash payments of taxes will average below 7% of pretax profits over this period.

Cumulative Effect of Change in Accounting Principle: In the first quarter of 2000, we recorded a charge of $432,000 net of taxes to implement a new accounting principle regarding the accounting for start up costs. Our implementation in the first quarter of this year of SFAS 133 regarding accounting for derivatives in the first quarter of 2001 did not result in a requirement to record a cumulative change due to immateriality.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


                          Capital Resources & Liquidity

Second Quarter Highlights:

o Operating cash flow $7.6 million vs. $10.6 million in 2000's second quarter.

o "Cash flow" (pretax income from continuing operations plus depreciation and amortization) per diluted share $1.01 vs. 86 cents in 2000's second quarter.

o Expenditures for purchases of property, plant and equipment (PP&E) $3.9 million vs. $2.9 million in 2000's second quarter.

Six-Month Highlights:

o Operating cash flow $10.1 million vs. $15.9 million in the first half of 2000.

o    Cash flow per diluted share $1.82 vs. $1.50 in the first half of 2000.

o    Cash payments for acquisitions totaled $19.8 million.

o Expenditures for purchases of PP&E $7.2 million vs. $6.2 million in the first half of 2000.

Comparative Statistics (Dollars in millions, except per share amounts):

                                                        April 30, 2001     October 31, 2000
Cash and cash equivalents                                   $11.9               $14.6
Total assets                                                $331.1              $322.6
Working capital                                             $73.6               $47.4
Total debt                                                  $51.8               $48.4
Ratio of debt to equity                                     0.23:1              0.24:1
Debt as a percentage of total capitalization                19%                 20%
Operating cash flow - twelve months ended                   $35.2               $41.0
Cash flow per diluted share - twelve months ended           $3.82               $3.51

Operating Cash Flows: Our major source of liquidity continues to be cash flow provided by operating activities, which totaled $10.1 million in the first half of fiscal 2001 and $35.2 million over the twelve-month period ended April 30, 2001.

Major uses of cash for operating activities in the first half of fiscal 2001 included payments of $3.5 million to settle disputes, $1.7 million to fund entitlements under Cooper's bonus plans and $579,000 in interest payments. The first two items have historically led to Q1 being our weakest operational cash flow quarter.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded


Investing Cash Flows: The cash outflow of $27 million from investing activities resulted from acquisitions of businesses including $15.3 million paid to former Aspect Vision Care shareholders to partially fund required earn-out payments and $4 million paid for the acquisition of the LuMax product line (see note 3) and capital expenditures of $7.2 million.

Financing Cash Flows: Financing activities provided $14.1 million in cash, driven primarily by stock option exercises, which provided $10.8 million. We also paid dividends on our common stock of $289,000 in the half of fiscal 2001.

Outlook: We believe that cash and cash equivalents on hand of $11.9 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We may need additional funds for larger acquisitions and other strategic alliances. At April 30, 2001, we had over $32 million available under the KeyBank line of credit and, based on conversations with KeyBank, anticipate that additional financing would be available as required.

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

Trademarks: Frequency'r' is a registered trademark and LuMax'TM'is a trademark of the Cooper Companies, Inc., its affiliates and subsidiaries or both.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 3. Quantitative and Qualitative Disclosure About Market Risk

See "Risk Management" under Capital Resources and Liquidity in Item 2 of this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is incorporated herein by reference to "Contingencies - Pending Litigation" under Note 8 of Notes to Consolidated Condensed Financial Statements in Part I, Item I of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2001 Annual Meeting of Stockholders was held on March 28, 2001.

Each of the eight individuals nominated to serve as directors of the Company was elected:

    Director                                          Shares For             Shares Against
    --------                                          ----------             --------------
    A. Thomas Bender                                   9,938,250                 3,314,669
    Michael H. Kalkstein                              12,970,459                   282,460
    Moses Marx                                        12,970,459                   282,460
    Donald Press                                      12,969,596                   283,323
    Steven Rosenberg                                  12,972,459                   280,460
    Allan E. Rubenstein, M.D.                         12,972,457                   280,462
    Robert S. Weiss                                   12,972,182                   280,737
    Stanley Zinberg, M.D.                             12,972,107                   280,812

Stockholders approved the 2001 Long-Term Incentive Plan. A total of 10,075,425 shares were voted in favor of such approval, 3,154,099 shares were voted against it and 23,393 shares abstained.

Stockholders ratified the appointment of KPMG LLP as Cooper's independent certified public accountants for the fiscal year ending October 31, 2001. A total of 13,222,119 shares were voted in favor of the ratification, 24,015 shares were voted against it and 6,784 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.

   Exhibit
   Number       Description
   ------       -----------
   10.11*       Patent License Agreement dated December 2, 1997 among Anthony
                David Galley and Others and CooperVision, Inc.

   11**         Calculation of Earnings Per Share.

   * Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

   ** The information called for in this exhibit is provided in Footnote 6 to the Consolidated Condensed Financial Statements in this report.

   (b) Cooper filed the following reports on Form 8-K during the period from February 1, 2001 to April 30, 2001.

   Date of Report          Item Reported
   --------------          -------------
   February 28, 2001       Item 5.  Other Events
   March 14, 2001          Item 5.  Other Events
   March 29, 2001          Item 5.  Other Events
   April 10, 2001          Item 5.  Other Events
   April 24, 2001          Item 5.  Other Events


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           The Cooper Companies, Inc.
                                -----------------------------------------------
                                                  (Registrant)



Date: June 13, 2001                        /s/ Stephen C. Whiteford
                                -----------------------------------------------
                                       Vice President and Corporate Controller
                                             (Principal Accounting Officer)

                            STATEMENT OF DIFFERENCES
                            ------------------------

The trademark symbol shall be expressed as..........................   'TM'
The registered trademark symbol shall be expressed as...............    'r'
The British pound sterling sign shall be expressed as...............    'L'

                                 EXHIBIT INDEX

Exhibit
Number                     Description of Document
------                     -----------------------
10.11*   Patent License Agreement dated December 2, 1997 among
         Anthony David Galley and Others and CooperVision, Inc.

11**     Calculation of Earnings Per Share.

---------

 * Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

** The information called for in this exhibit is provided in Footnote 6 to the Consolidated Condensed Financial Statements in this report.