Form 10-Q
period 2001-07-31
COOPER COMPANIES INC
filed 2001-09-07
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Quarterly Period Ended July 31, 2001

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period from __________ to __________

Commission File Number 1-8597

                           The Cooper Companies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      94-2657368
-------------------------------                      ---------------------
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

                                   Yes X     No
                                      ---      ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value                         15,137,512 Shares
----------------------------                  ------------------------------
          Class                               Outstanding at August 31, 2001

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                     Page No.
                                                                                                     --------
PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

                     Consolidated Condensed Statements of Income - Three
                           and Nine Months Ended July 31, 2001 and 2000                                  3

                     Consolidated Condensed Balance Sheets - July 31, 2001
                           and October 31, 2000                                                          4

                     Consolidated Condensed Statements of Cash Flows - Nine
                           Months Ended July 31, 2001 and 2000                                           5

                     Consolidated Condensed Statements of Comprehensive
                           Income - Three and Nine Months Ended
                           July 31, 2001 and 2000                                                        6

                     Notes to Consolidated Condensed Financial Statements                                7

  Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                               16

  Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                  27

PART II.   OTHER INFORMATION

  Item 1.     Legal Proceedings                                                                         28

  Item 6.     Exhibits and Reports on Form 8-K                                                          28

Signature                                                                                               29

Index of Exhibits                                                                                       30

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended                     Nine Months Ended
                                                                        July 31,                              July 31,
                                                              -------------------------              -----------------------
                                                                 2001            2000                  2001           2000
                                                              ---------       ---------              --------       --------
Net sales                                                     $  59,961       $  50,908              $164,887       $142,081
Cost of sales                                                    22,336          17,408                58,839         49,465
                                                              ---------       ---------              --------       --------
Gross profit                                                     37,625          33,500               106,048         92,616
Selling, general and administrative expense                      21,112          18,717                62,050         54,801
Research and development expense                                  1,055             703                 2,836          2,027
Amortization of intangibles                                       1,457           1,031                 3,866          3,122
                                                              ---------       ---------              --------       --------
Operating income                                                 14,001          13,049                37,296         32,666
Interest expense                                                    914           1,164                 2,814          3,813
Settlement of dispute                                                 -             653                     -            653
Other income, net                                                   131              13                   908            473
                                                              ---------       ---------              --------       --------
Income before income taxes and cumulative
   effect of change in accounting principle                      13,218          11,245                35,390         28,673
Provision for income taxes                                        2,857           2,584                10,010          8,422
                                                              ---------       ---------              --------       --------
Income before cumulative effect of change
   in accounting principle                                       10,361           8,661                25,380         20,251
Cumulative effect of change in accounting
   principle                                                          -               -                     -           (432)
                                                              ---------       ---------              --------       --------
Net income                                                    $  10,361       $   8,661              $ 25,380       $ 19,819
                                                              =========       =========              ========       ========

Earnings per share:
Basic:
  Income before cumulative effect of change
     in accounting principle                                  $    0.69       $    0.61              $   1.72       $   1.43
  Cumulative effect of change in accounting
     principle                                                        -               -                     -          (0.03)
                                                              ---------       ---------              --------       --------
  Earnings per share                                          $    0.69       $    0.61              $   1.72       $   1.40
                                                              =========       =========              ========       ========

Diluted:
  Income before cumulative effect of change
     in accounting principle                                  $    0.67       $    0.59              $   1.68       $   1.40
  Cumulative effect of change in accounting
     principle                                                        -               -                     -          (0.03)
                                                              ---------       ---------              --------       --------
  Earnings per share                                          $    0.67       $    0.59              $   1.68       $   1.37
                                                              =========       =========              ========       ========

Number of shares used to compute earnings per share:
         Basic                                                   14,992          14,231                14,734         14,143
                                                              =========       =========              ========       ========
         Diluted                                                 15,384          14,596                15,128         14,471
                                                              =========       =========              ========       ========


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                                       July 31,             October 31,
                                                                                         2001                   2000
                                                                                       --------               --------
                                                                                                (In thousands)
                                                      ASSETS
Current assets:
   Cash and cash equivalents                                                           $ 11,268               $ 14,608
   Trade receivables, net                                                                43,053                 33,058
   Marketable securities                                                                  4,840                      -
   Inventories                                                                           47,574                 38,219
   Deferred tax asset                                                                    17,784                 17,800
   Other current assets                                                                   8,941                  9,000
                                                                                       --------               --------
      Total current assets                                                              133,460                112,685
                                                                                       --------               --------
Property, plant and equipment, net                                                       56,635                 47,933
Goodwill and other intangibles, net                                                     135,644                110,854
Deferred tax asset                                                                       36,492                 42,979
Other assets                                                                              2,410                  8,114
                                                                                       --------               --------
                                                                                       $364,641               $322,565
                                                                                       ========               ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                     $  9,435               $  8,094
   Accounts payable                                                                      11,312                  7,733
   Accrued acquisition costs                                                             17,356                 18,900
   Accrued income taxes                                                                   7,046                  8,033
   Other current liabilities                                                             21,695                 22,515
                                                                                       --------               --------
      Total current liabilities                                                          66,844                 65,275
Long-term debt                                                                           45,594                 40,257
Other noncurrent liabilities                                                             12,913                 18,595
                                                                                       --------               --------
      Total liabilities                                                                 125,351                124,127
                                                                                       --------               --------
Contingencies (Note 8)
Stockholders' equity:
   Common stock, $.10 par value                                                           1,576                  1,519
   Additional paid-in capital                                                           275,925                257,994
   Accumulated other comprehensive loss                                                  (5,851)                (3,558)
   Accumulated deficit                                                                  (21,868)               (46,210)
   Other                                                                                   (182)                  (129)
   Treasury stock at cost                                                               (10,310)               (11,178)
                                                                                       --------               --------
         Total stockholders' equity                                                     239,290                198,438
                                                                                       --------               --------
                                                                                       $364,641               $322,565
                                                                                       ========               ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                  July 31,
                                                                                      ------------------------------
                                                                                        2001                  2000
                                                                                      --------             ---------
Cash flows from operating activities:
  Net income                                                                          $ 25,380              $ 19,819
  Depreciation and amortization                                                          7,906                 6,394
  Deferred income taxes                                                                  7,329                 8,351
  Net increase in working capital                                                      (15,263)               (4,026)
  Net decrease in non-current liabilities                                               (5,056)               (2,713)
  Net (increase) decrease in non-current assets                                           (357)                  582
                                                                                      --------             ---------
Net cash provided by operating activities                                               19,939                28,407
                                                                                      --------             ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment                                           (11,791)              (11,182)
  Acquisitions of businesses                                                           (35,939)              (24,423)
  Other                                                                                   (194)               (1,455)
                                                                                      --------             ---------
Net cash used by investing activities                                                  (47,924)              (37,060)
                                                                                      --------             ---------
Cash flows from financing activities:
  Net proceeds from short-term line of credit                                            1,311                 2,509
  Repayments of long-term debt                                                          (1,690)              (19,317)
  Proceeds from long-term debt                                                           7,346                11,498
  Dividends on common stock                                                             (1,038)                 (848)
  Exercises of stock options                                                            18,445                 3,020
  Other                                                                                      -                    47
                                                                                      --------             ---------
Net cash provided (used) by financing activities                                        24,374                (3,091)
                                                                                      --------             ---------
Effect of exchange rate changes on cash and cash equivalents                               271                   250
                                                                                      --------             ---------
Net decrease in cash and cash equivalents                                               (3,340)              (11,494)
Cash and cash equivalents - beginning of period                                         14,608                20,922
                                                                                      --------             ---------
Cash and cash equivalents - end of period                                             $ 11,268             $   9,428
                                                                                      ========             =========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                                   Three Months Ended                 Nine Months Ended
                                                                        July 31,                            July 31,
                                                              -----------------------             ------------------------
                                                               2001            2000                2001             2000
                                                              -------        --------             -------          -------
Net income                                                    $10,361        $  8,661             $25,380          $19,819

Other comprehensive income (loss):
   Foreign currency translation adjustment                       (227)           (761)               (563)          (2,093)
   Change in value of derivative instruments                     (134)              -                (875)               -
   Unrealized gain (loss) on marketable
      securities, net of tax (provision) benefit
      of ($176) and $460 in the three- and
      nine-month periods, respectively                            326               -                (855)               -
                                                              -------        --------             -------          -------
                                                                  (35)           (761)             (2,293)          (2,093)
                                                              -------        --------             -------          -------

Comprehensive income                                          $10,326        $  7,900             $23,087          $17,726
                                                              =======        ========             =======          =======


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1.  General

The Cooper Companies, Inc. ("Cooper" or "we" and similar pronouns), through its principal business units, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a range of specialty contact lenses to correct visual defects, including toric lenses that correct astigmatism, cosmetic lenses that change or enhance the appearance of the eyes' natural color and aspheric lenses that improve vision in low light conditions. Its leading products are disposable-planned replacement toric and spherical lenses. CooperSurgical ("CSI") markets diagnostic products and surgical instruments and accessories to the women's healthcare market.

During interim periods, we have followed the accounting policies described in our Form 10-K for the fiscal year ended October 31, 2000. Please refer to this and to our Annual Report to Stockholders for the same period when reviewing this Form 10-Q. Certain prior period amounts have been reclassified to conform to current period presentation. Current results are not a guarantee of future performance.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position as of July 31, 2001 and October 31, 2000, the consolidated results of its operations for the three and nine months ended July 31, 2001 and 2000 and its consolidated cash flows for the nine months ended July 31, 2001 and 2000. Adjustments consist only of normal recurring items except for:

o In the first quarter of 2000, an adjustment recorded for the adoption of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Cost of Start-up Activities," which resulted in an after tax loss of $432,000 from the cumulative effect of this change in accounting principle.

o In the first quarter of 2001, a transaction between Quidel and Litmus, affecting our investment in Litmus, resulted in $719,000 of other income.

o In the first quarter of 2001, we incurred about $700,000 of additional SGA costs related to integration of acquisitions at CSI.

o In the third quarter of 2000, we incurred $485,000 of costs due to a terminated joint venture.

o In the third quarter of 2000, we changed our tax reserves because of a settlement of an income tax dispute.

o In the third quarter of 2001, we reversed $1 million of state income tax reserves.

o In the third quarter of 2001, we incurred nonrecurring charges totaling approximately $1 million for the shutdown of a CSI facility and the relocation of another; and at CVI, we incurred start-up costs for a new information system and severance charges.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 2.  Inventories, at the Lower of Average Cost or Market

                                         July 31,              October 31,
                                           2001                   2000
                                         --------                -------
                                                  (In thousands)
Raw materials                            $  9,336               $  9,740
Work-in-process                             7,321                  6,056
Finished goods                             30,917                 22,423
                                         --------                -------
                                         $ 47,574                $38,219
                                         ========                =======

Note 3.  Acquisitions

Aspect Acquisition: In December 1997, we acquired Aspect Vision Care Ltd. ("Aspect"), a privately held manufacturer of high quality contact lenses sold primarily in the United Kingdom and other European countries. Aspect is an English company with the pound sterling as its functional currency.

The acquisition agreement provided for additional earn-out payments based on Aspect's performance over the three years ended October 31, 2000. The total amount of the earn-out was (pound)13.5 million (about $20.5 million). Payments of (pound)2.3 million and (pound)8.8 million (the latter of which was reduced by about (pound)500,000 due to Cooper) were made December 11, 2000 and June 11, 2001, respectively. The final payment of (pound)2.4 million will be made on December 11, 2001.

Acquisition of LuMax Product Line from MedAmicus: On April 25, 2001, Cooper's CooperSurgical (CSI) unit completed the purchase of the LuMax System from MedAmicus, Inc. Cooper paid approximately $4 million in cash at closing, with $700,000 due at a later date, for the LuMax System that had revenue of about $4 million in 2000. Of the $4.7 million purchase price, $3.6 million has initially been ascribed to goodwill and is being amortized over 20 years, through the end of fiscal 2001 (see Note 4, under "New Accounting Standards").

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

Acquisition of CL Tinters Oy: On May 29, 2001, Cooper's CVI unit completed the acquisition of privately held CL-Tinters Oy (CLT) a leading manufacturer of cosmetic contact lenses. CLT also applies the color tints to CVI's aspheric cosmetic contact lenses. The total acquisition cost was about $27 million, including $14 million cash paid at closing, future payments and other costs associated with the acquisition. Initial purchase price allocation (pending finalization) has been established at $1 million for patents and $23.2 million for goodwill and is being amortized over 40 years, through the end of fiscal 2001 (see Note 4, under "New Accounting Standards").

CVI believes that the acquisition will allow it to increase manufacturing capacity and decrease unit cost for CVI's recently introduced line of cosmetic lenses, which are sold as Frequency Colors in Canada and Europe and as Expressions in the United States.

Based in Helsinki, Finland, CLT had annual revenue of about $4 million before the acquisition, marketing its products through distributors in Europe and the Far East.

Note 4.  Accounting Pronouncements

Adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities": We adopted SFAS 133 in the first quarter of 2001. In accordance with SFAS 133, we have recorded all derivative instruments at fair value on our consolidated condensed balance sheet. Because all of our transactions that included derivatives met the specific hedging criteria set out in SFAS 133, the $134,000 and $875,000 reduction in fair value, for the three- and nine-month periods, respectively, were recorded as a charge against other comprehensive income and did not reduce net income for the period.

New Accounting Standards: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase business combination must meet to be recorded separately from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. There will be no change in the accounting for intangible assets with definite useful lives.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

We are required to adopt SFAS 141 immediately, and we will adopt SFAS 142 effective November 1, 2001. Goodwill arising from business combinations we complete between July 1, 2001 and October 31, 2001 will not be amortized, but will continue through October 31, 2001, to be evaluated for impairment in accordance with current accounting principles generally accepted in the United States of America. Goodwill arising from business combinations completed before July 1, 2001 will continue to be amortized until November 1, 2001, when we will adopt SFAS 142.

In accordance with SFAS 142, during the first quarter ending January 31, 2002 of our 2002 fiscal year, we will:

o Evaluate the balance of goodwill and other intangible assets recorded on our balance sheet as of October 31, 2001 and make any necessary reclassifications required to conform to the new criteria in SFAS 141 for recognition apart from goodwill.

o Reassess the useful lives and residual values of all acquired intangible assets and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, for any intangible assets (other than goodwill) identified as having indefinite useful lives, we will test such assets for impairment in accordance with SFAS 142. Any impairment loss would be measured as of November 1, 2001 and recorded as the cumulative effect of a change in accounting principle.

As of November 1, 2001, we will also test goodwill for impairment under SFAS
142. We will have up to six months from November 1, 2001 to determine the fair value of each reporting unit and compare it to the carrying amount. If a reporting unit's carrying amount exceeds its fair value, we would then perform the second step of the transitional impairment test by comparing the implied fair value of the reporting unit's goodwill against the recorded amount. This second step is required to be completed as soon as possible, but no later than October 31, 2002. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle.

As of November 1, 2001 we expect to have unamortized goodwill of about $121 million and unamortized identifiable intangible assets in the amount of $13 million, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $1.2 million and $3 million for the three and nine months ended July 31, 2001, respectively, and $3 million for the year ended October 31, 2000. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized. If no impairment losses require recognition, we estimate that our diluted earnings per share in fiscal 2002 will be improved by about 20 cents, due to the non-amortization of goodwill.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 5.  Debt

                                                                      July 31,                  October 31,
                                                                        2001                       2000
                                                                       -------                    -------
                                                                                    (In thousands)
Short-term:
Notes payable to banks                                                 $ 7,655                    $ 6,062
Current portion of long-term debt                                        1,780                      2,032
                                                                       -------                    -------
                                                                       $ 9,435                    $ 8,094
                                                                       =======                    =======

Long-term:
Promissory notes - Aspect                                              $20,313                    $20,653
KeyBank line of credit                                                  14,338                      7,059
Aspect Vision bank loans                                                 4,978                      5,264
County of Monroe Industrial Development
   Agency ("COMIDA") bond                                                2,175                      2,455
Other                                                                        -                         26
Capitalized leases                                                       5,570                      6,832
                                                                       -------                    -------
                                                                        47,374                     42,289
Less current portion                                                     1,780                      2,032
                                                                       -------                    -------
                                                                       $45,594                    $40,257
                                                                       =======                    =======


KeyBank Line of Credit: In July of this year, we entered into an agreement with the lending banks to amend this facility:

o The total amount of the facility was increased from $50 million to $75 million.

o    The term was expanded from September 15, 2002 to July 31, 2006.

o The fee on the available balance [the "Unused Line Fee"] was reduced from 0.375% to 0.25%.

The various covenants under the facility were not materially altered.

On July 31, 2001, we had $53.5 million available for further borrowings under the amended facility:

(In millions)
Amount of line             $75.0
Outstanding loans          (21.5)*
                           -----
Available                  $53.5
                           =====

*  Includes $7.2 million in letters of credit backing other debt.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 6.  Earnings Per Share ("EPS")

(In thousands, except per share figures)

                                        Three Months Ended           Nine Months Ended
                                              July 31,                    July 31,
                                       ----------------------      ----------------------
                                         2001          2000          2001          2000
                                       --------      --------      --------      --------
Income from continuing operations      $ 10,361      $  8,661      $ 25,380      $ 20,251
Cumulative effect of change in
  accounting principle                        -             -             -          (432)
                                       --------      --------      --------      --------
Net income                             $ 10,361      $  8,661      $ 25,380      $ 19,819
                                       ========      ========      ========      ========

Basic:
Weighted average common shares           14,992        14,231        14,734        14,143
                                       ========      ========      ========      ========
Basic earnings per share:
  Continuing operations                $   0.69      $   0.61      $   1.72      $   1.43
  Cumulative effect of change in
    accounting principle                      -             -             -         (0.03)
                                       --------      --------      --------      --------
Basic earnings per share               $   0.69      $   0.61      $   1.72      $   1.40
                                       ========      ========      ========      ========

Diluted:
Weighted average common shares           14,992        14,231        14,734        14,143

Add dilutive securities:
Options                                     392           365           394           328
                                       --------      --------      --------      --------
Denominator for diluted earnings
  per share                              15,384        14,596        15,128        14,471
                                       ========      ========      ========      ========

Diluted earnings per share:
  Continuing operations                $   0.67      $   0.59      $   1.68      $   1.40
  Cumulative effect of change in
    accounting principle                      -             -             -         (0.03)
                                       --------      --------      --------      --------
Diluted earnings per share             $   0.67      $   0.59      $   1.68      $   1.37
                                       ========      ========      ========      ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

We excluded the following options to purchase Cooper's common stock from the computation of diluted EPS because their exercise prices were above the average market price.

                                        Three Months Ended                   Nine Months Ended
                                             July 31,                             July 31,
                                ---------------------------------   ---------------------------------
                                      2001              2000              2001              2000
                                ---------------   ---------------   ---------------   ---------------
Number of shares excluded               153,000           511,250           238,000           754,250
                                ===============   ===============   ===============   ===============
Range of exercise prices        $51.84 - $62.21   $36.00 - $62.21   $43.20 - $62.21   $34.00 - $62.21
                                ===============   ===============   ===============   ===============

Note 7.  Income Taxes

The effective tax rates ("ETR") for the provision for income taxes of $2.9 million and $10 million for the three and nine months ended July 31, 2001 were 22% and 28%, respectively. Based on updated full year projections, we revised our ETR for continuing operations from 32% in the second quarter to 31% in the third quarter of 2001. This change, along with the taxes related to the Quidel and Litmus transaction (see Note 1) and the reversal of $1 million of state income taxes reserves no longer required, resulted in the reported ETRs for the three and nine months ended July 31, 2001. The ETR used to record the provision for income taxes of $2.6 million and $8.4 million for the three and nine months ended July 31, 2000 was 23% and 29%, respectively. In the third quarter of 2000, we settled a long-standing dispute with the California Franchise Board, and we reversed about $1.2 million of tax reserves no longer required.

Note 8.  Contingencies - Pending Litigation

On April 20, 2001, Wesley Jessen Corporation (`WJ") filed a lawsuit against CooperVision, Inc. in the United States District Court for the Central District of California, CV-01-03678. The lawsuit alleges that CooperVision's Frequency Colors opaque contact lenses (sold under the name Expressions in the United States) infringe on WJ's United States Patent No. 5,414,477 and seeks an injunction and damages of an unspecified amount. On May 3, 2001, WJ also filed a Motion for a Preliminary Injunction to stop sales of these lenses in the United States. CooperVision responded that the asserted patent is invalid and not infringed, and that WJ is otherwise not entitled to an injunction. The Court heard WJ's Motion for a Preliminary Injunction on June 11, 2001 and denied it. WJ has also filed suit against the Company in England alleging that the Company's Frequency Colors opaque lenses infringe on this and one other patent, and in France alleging that Frequency Colors opaque lenses infringe on a third patent. Each of the lawsuits seeks an injunction and damages of an unspecified amount. The Company believes it does not infringe on WJ's valid patent rights used in the development and manufacture of opaque lenses, and will vigorously defend these actions.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 9.  Cash Dividends

In the first quarter of fiscal 2001, Cooper's Board of Directors approved an increase in the annual dividend on its common stock from 8 cents to 10 cents per share, payable in semiannual installments of 5 cents per share. The first semiannual dividend payment was made on July 5, 2001 to holders of record on June 15, 2001.

Note 10.  Business Segment Information

Cooper is organized by business segment for management reporting with operating income the primary measure of segment profitability. Corporate expenses are not allocated to the segments' operating income. Items accounted for below operating income are not considered when measuring segment profitability. The accounting policies used to generate segment results are the same as our overall accounting policies.

Identifiable assets are those assets used in continuing operations excluding cash and cash equivalents, which we deem to be corporate assets. Long-lived assets are property, plant and equipment and goodwill and other intangibles.

Segment information (in thousands):

                                          Three Months Ended               Nine Months Ended
                                                July 31,                        July 31,
                                       -------------------------       -------------------------
                                          2001            2000            2001            2000
                                       ---------       ---------       ---------       ---------
Sales to external customers:
   CVI                                 $  44,995       $  39,260       $ 123,832       $ 109,488
   CSI                                    14,966          11,648          41,055          32,593
                                       ---------       ---------       ---------       ---------
                                       $  59,961       $  50,908       $ 164,887       $ 142,081
                                       =========       =========       =========       =========

Operating income:
   CVI                                 $  13,189       $  13,344       $  35,563       $  33,110
   CSI                                     2,610           1,560           6,724           4,651
   Corporate                              (1,798)         (1,855)         (4,991)         (5,095)
                                       ---------       ---------       ---------       ---------
Total operating income                    14,001          13,049          37,296          32,666
   Interest expense                         (914)         (1,164)         (2,814)         (3,813)
   Other income (expense), net               131            (640)            908            (180)
                                       ---------       ---------       ---------       ---------
Income before income taxes and
   cumulative effect of change in
   accounting principle                $  13,218       $  11,245       $  35,390       $  28,673
                                       =========       =========       =========       =========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

                                                              July 31,     October 31,
                                                                2001          2000
                                                              --------      --------
Identifiable assets:
   CVI                                                        $226,781      $180,433
   CSI                                                          71,722        66,428
   Corporate                                                    66,138        75,704
                                                              --------      --------
Total                                                         $364,641      $322,565
                                                              ========      ========

Geographic information (in thousands):

                                    Three Months Ended          Nine Months Ended
                                         July 31,                    July 31,
                                  ----------------------      ----------------------
                                    2001          2000          2001          2000
                                  --------      --------      --------      --------
Sales to external customers by
  country of domicile:
    United States                 $ 44,571      $ 37,252      $123,990      $104,597
    Europe                          11,191         9,371        29,644        26,397
    Canada                           4,199         4,285        11,253        11,087
                                  --------      --------      --------      --------
                                  $ 59,961      $ 50,908      $164,887      $142,081
                                  ========      ========      ========      ========


                                                              July 31,     October 31,
                                                                2001          2000
                                                              --------      --------
Long-lived assets by country of domicile:
   United States                                              $ 74,051      $ 67,866
   Europe                                                      115,970        88,527
   Canada                                                        2,258         2,394
                                                              --------      --------
Total                                                         $192,279      $158,787
                                                              ========      ========

Note 11.  Subsequent Event

On August 28, 2001, CSI completed the purchase of Medscand Medical AB, a Swedish corporation, and Medscand (USA), Inc., an affiliated company. Medscand develops, manufactures and markets specimen collection products used to detect cervical cancer.

Cooper paid $10.7 million in cash at closing and will pay up to an additional $1.3 million in the future.

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

Events, among others, that could cause actual results and future actions to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing facilities, new competitors or technologies, the impact of an undetected virus on our computer systems or a delay in the successful implementation of new computer systems, acquisition integration delays or costs, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, changes in accounting principles or estimates, and other factors described in our Securities and Exchange Commission filings, including the "Business" section in our Annual Report on Form 10-K for the year ended October 31, 2000. We caution investors that forward-looking statements reflect our analysis only on their stated date or the date of this Form 10-Q. We disclaim any intent to update them except as required by law.

                              Results of Operations

In this section we discuss the results of our operations for the three- and nine-month periods ended July 31, 2001 and compare them with the same periods of fiscal 2000. We discuss our cash flows and current financial condition beginning on page 25 in the "Capital Resources and Liquidity" section.

Third Quarter Highlights vs. 2000's Third Quarter:

o    Sales up 18% to $60 million.

o Gross profit up 12%; margin decreased three percentage points by nonrecurring charges as well as changes in product, segment and customer mix, to 63% of revenue.

o Operating income up 7% to $14 million net of $1 million of nonrecurring charges.

o Diluted earnings per share from continuing operations up 14% to 67 cents from 59 cents.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Nine-Month Highlights:

o    Sales up 16% to $164.9 million.

o Gross profit up 15%; margin decreased one percentage point by nonrecurring charges to 64% of revenue.

o    Operating income up 14% to $37.3 million.

o Diluted earnings per share from continuing operations up 20% to $1.68 from $1.40.

Selected Statistical Information - Percentage of Sales and Growth

                                                Percent of Sales                         Percent of Sales
                                               Three Months Ended                        Nine Months Ended
                                                    July 31,                                 July 31,
                                               -----------------            %            ----------------           %
                                               2001         2000         Growth          2001        2000        Growth
                                               ----         ----         ------          ----        ----        ------
Net sales                                      100%         100%           18%           100%        100%           16%
Cost of sales                                   37%          34%           28%            36%         35%           19%
Gross profit                                    63%          66%           12%            64%         65%           15%
Selling, general and administrative             35%          37%           13%            37%         39%           13%
Research and development                         2%           1%           50%             2%          1%           40%
Amortization                                     3%           2%           41%             2%          2%           24%
     Income from operations                     23%          26%            7%            23%         23%           14%


Net Sales: All of Cooper's revenue is generated by its two business units, CooperVision ("CVI") and CooperSurgical ("CSI"):

o    CVI markets a broad range of contact lenses for the vision care market.

o CSI markets diagnostic products, surgical instruments and accessories for the gynecological market.

Our consolidated revenue grew $9.1 million (18%) and $22.8 million (16%), respectively, in the three- and nine-month periods:

                         Three Months Ended                                 Nine Months Ended
                             July 31,                                            July 31,
               --------------------------------------              --------------------------------------
                2001           2000           % Incr.              2001            2000           % Incr.
                ----           ----           -------              ----            ----           -------
                                                   ($ in millions)
CVI            $  45.0        $  39.3           15%                $123.8          $109.5            13%
CSI               15.0           11.6           28%                  41.1            32.6            26%
               -------        -------                              ------          ------
               $  60.0        $  50.9           18%                $164.9          $142.1            16%
               =======        =======                              ======          ======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

CVI Revenue: The contact lens market has undergone and continues to undergo a shift in modality away from conventional lenses, designed to be used for a year or so before replacement, toward frequently replaced lenses, designed for replacement in periods of two weeks, monthly or quarterly and disposable lenses designed for replacement daily. This shift in modality is mirrored in our sales mix, with revenue generated by our older conventional lenses, once the backbone of our business, in most cases decreasing.

CVI's worldwide core business, which we define as all revenue except our lower margin original equipment manufacturer ("OEM") sales to other contact lens manufacturers, grew 15% for both the three- and nine-month periods.

                       Third                        % Change                                          % Change
                      Quarter         %            from Third        Nine Months         %            from Nine
Segment                2001         Total         Quarter 2000          2001           Total         Months 2000
-------                ----         -----         ------------          ----           -----         -----------
Core business:
   U.S.               $  28.1          63%              10%            $  77.4            63%             10%
   International         16.3          36%              24%               44.7            36%             27%
                      -------         ---                               ------           ---
   Worldwide             44.4          99%              15%              122.1            99%             15%
OEM                       0.6           1%               2%                1.7             1%            (55%)
                      -------         ---                               ------           ---
   Total CVI          $  45.0         100%              15%             $123.8           100%             13%
                      =======         ===                               ======           ===


Core Business: CVI's revenue growth is driven by volume rather than by price. Our average selling price on a per lens basis is decreasing, reflective of increased sales of disposable-planned replacement ("DPR") lenses, which are marketed in multiple lens packaging. This is an industry trend. Worldwide sales of all DPR products grew 17% and 21% in the three- and nine-month periods, respectively.

The growth in international markets of 24% in the third quarter and 27% for the nine-month period includes the negative effect on reported revenue of weakness in the pound sterling, the euro and the Canadian dollar, which decreased in value against the U.S. dollar as follows:

                                                          Percentage Decrease Against U.S. Dollar
                                                          ---------------------------------------
                                                      Third Quarter                       Nine Months
                                                      -------------                       -----------
Pound sterling                                              6%                                 9%
Euro                                                        7%                                 9%
Canadian dollar                                             3%                                 4%

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

In constant currency, our international core business grew 29% in the third quarter and 34% in the nine-month period.

Revenue in the United States grew 10% in each of the three- and nine-month periods, including $900,000 and $1.5 million, respectively, representative of exchanges for goods and services to be received in the future. We experienced a delay in shipping about $900,000 of principally higher-margin toric lenses in the third quarter, due to the implementation of a new information system. Most of these lenses have now shipped, and we anticipate that our service levels will improve in the fourth quarter, as our issues with our new system diminish.

OEM Business: As part of our business plan following the acquisition of Aspect in fiscal 1998, we reduced our OEM business in favor of branded products that, by their nature, generate higher margins. Our OEM business now accounts for about 1% of total CVI revenue.

CSI Revenue: CSI revenue grew 28% and 26% in the three- and nine-month periods. Of these amounts, revenue generated by internal or organic growth was 15% ahead for the quarter and 11% year to date. Sales of the Pipelle line were atypically high in the third quarter after supplies from the manufacturer normalized following a regulatory delay experienced in the second quarter, which resulted in a $500,000 backorder. The balance of the growth was associated with recent acquisitions.

In December 1999, CSI acquired well-known brands of uterine manipulators and other niche products for the gynecologist's office from BEI Medical Systems Company, Inc.

At the end of January 2000, CSI completed the acquisition of the Leisegang Business. The products acquired are diagnostic and surgical instruments including colposcopes, instruments to perform loop electrosurgical excision procedures, hand-held gynecological instruments, disposable specula and cryosurgical systems. Many products are disposable, including the Sani-Spec line of disposable plastic specula, which comprises its largest product group.

In October 2000, CSI acquired MedaSonics, Inc., including its line of handheld and compact Doppler ultrasound systems used in obstetrics and gynecology as well as in cardiology and other medical specialties.

In April 2001, CSI acquired the LuMax System from MedAmicus, Inc. (see Note 3). The LuMax System helps to diagnose the cause of female incontinence, the accidental loss of urine resulting in a medical or hygienic problem. It uses patented fiber optic transducer technology to measure and monitor the physiological factors associated with female urinary function.

See Note 11 "Subsequent Event" for disclosure regarding CSI's acquisition of Medscand, which occurred after the end of the third quarter and, therefore, contributed no revenue to any of the periods being reported upon here.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Cost of Sales/Gross Profit: Gross profit as a percentage of sales ("margin" or "gross margin") was as follows:

                                       Margin %                                    Margin %
                                 Three Months Ended                           Nine Months Ended
                                       July 31,                                     July 31,
                              -------------------------                   ------------------------
                              2001                 2000                   2001                2000
                              ----                 ----                   ----                ----
CVI                            66%                  69%                    68%                 68%
CSI                            54%                  55%                    53%                 54%
Consolidated                   63%                  66%                    64%                 65%


CVI's margin for the third quarter of fiscal 2001 was 66% compared with 69% for the third quarter last year. The decline was primarily due to two nonrecurring events: opaque lens revenue which is still reflected at CL-Tinters higher pre-acquisition costs, and a delay in shipping higher margin conventional toric lenses at the end of the quarter due to the implementation of a new information system. Also contributing to the decline was a higher percentage of sales to distributors, which typically generate lower margins. Gross margin for the fourth quarter is expected to return to about 68% of revenue. Longer term, our gross margins at CVI may decrease, assuming the successful implementation of the following business initiatives currently in progress:

o A substantial increase in sales to our Japanese distributor. Sales to distributors typically generate gross margins below those generated by sales to optometrists, ophthalmologists and retail chains. Corresponding lower operating expenses typically offset these gross margin reductions, since we leverage our distributors' infrastructure. Accordingly, operating income as a percentage of revenue would typically not substantially change.

o A significant increase in sales into retail channels of distribution which, although potentially generating lower gross margins, would provide attractive operating margins.

A continuation of the recent firming of the pound sterling against the U.S. dollar would also tend to decrease margins, because we manufacture a significant portion of our inventory in England. We expect ongoing improvements in manufacturing cost and a shift to higher margin specialty lenses to partially offset this, should it continue.

At CSI, subject to the effect of the Medscand or future acquisitions and/or strategic alliances, we expect that, as recent acquisitions become fully integrated, our margins will return to, and perhaps surpass 56%. In the third quarter, CSI's margin was effected by a nonrecurring charge of $200,000 related to the relocation of facilities (see Note 1).

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Selling, General and Administrative ("SGA") Expense:

                                  Three Months Ended                                Nine Months Ended
                                         July 31,                                        July 31,
                       -----------------------------------------           -------------------------------------
                        2001               2000          % Incr.            2001           2000          % Incr.
                       -----              -----          -------           -----          -----          -------
                                                            ($ in millions)
CVI                    $15.0              $12.8            17%             $44.9          $39.0            15%
CSI                      4.3                4.0             6%              12.2           10.7            15%
Headquarters             1.8                1.9            (3%)              5.0            5.1            (2%)
                       -----              -----                            -----          -----
                       $21.1              $18.7            13%             $62.1          $54.8            13%
                       =====              =====                            =====          =====

For the three-month periods, consolidated SGA increased 12% but decreased as a percentage of revenue to 34% in 2001 from 37% in 2000. For the nine-month periods, growth was also 12% and SGA as a percentage of revenue improved from 39% of revenue to 37%. Results for the three- and nine-month periods include nonrecurring SGA charges of about $600,000 and about $1.3 million, respectively:

                                              Q3      Year to Date
                                           -------    ------------
CVI                                            (In millions)
As reported                                $  15.0      $  44.9
Nonrecurring charges:
   Start-up costs for new information
      system and severance charges            (0.5)        (0.5)
                                           -------      -------
Recurring basis                            $  14.5      $  44.4
                                           =======      =======
   % Revenue                                   32%          36%
                                           =======      =======
   % Growth                                    13%          14%
                                           =======      =======

CSI
As reported                                $   4.3      $  12.2
Nonrecurring charges:
   Facility shut down / relocation            (0.1)        (0.1)
   Acquisition integration                       -         (0.7)
                                           -------      -------
Recurring basis                            $   4.2      $  11.4
                                           =======      =======
   % Revenue                                   28%          28%
                                           =======      =======
   % Growth*                                   18%          12%
                                           =======      =======

Consolidated
As reported                                $  21.1      $  62.1
Nonrecurring charges                          (0.6)        (1.3)
                                           -------      -------
Recurring basis                            $  20.5      $  60.8
                                           =======      =======
   % Revenue                                   34%          37%
                                           =======      =======
   % Growth*                                   12%          12%
                                           =======      =======


* After reflecting nonrecurring charges of $485,000 in the fiscal 2000 periods.

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

Operating Income: Despite the nonrecurring charges disclosed above, operating income improved by $1 million or 7% and $4.6 million or 14% for the three- and nine-month periods, respectively:

                                    Three Months Ended                               Nine Months Ended
                                          July 31,                                       July 31,
                          ------------------------------------             ------------------------------------
                          2001             2000          Incr.             2001            2000           Incr.
                          -----            -----        ------             -----           -----         ------
                                                             ($ in millions)
   CVI                    $13.2            $13.3         $(0.1)            $35.6           $33.1         $  2.5
   CSI                      2.6              1.6           1.0               6.7             4.7            2.0
   Headquarters            (1.8)            (1.9)          0.1              (5.0)           (5.1)           0.1
                          -----            -----        ------             -----           -----         ------
                          $14.0            $13.0        $  1.0             $37.3           $32.7         $  4.6
                          =====            =====        ======             =====           =====         ======


Absent the nonrecurring charges, operating income would have been about $15 million or 25% of revenue for the third quarter and about $39 million or 24% of revenue for the nine-month period.

Interest Expense: Reductions of 21% and 26% in the three- and nine-month periods, respectively, relate to lower interest rates and a net repayment of long-term debt of $17.4 million late in the first quarter of 2000. Also, favorable currency translation reduced interest expense on our pound sterling denominated debt, as did a lower outstanding balance in Q3 2001 vs. Q3 2000 on our KeyBank debt.

Settlement of Dispute: In the third quarter of our 2000 fiscal year, we recorded a charge of $653,000 for the settlement of a dispute with a German distributor that included the write-off of a related investment in a joint venture.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Other Income (Expense), Net:

                                          Three Months Ended                          Nine Months Ended
                                               July 31,                                   July 31,
                                       ------------------------                   --------------------------
                                        2001               2000                     2001                2000
                                        ----               ----                     ----                ----
                                                                  (In thousands)
Interest income                        $  105             $  92                   $  378                $370
Foreign exchange                           49               (89)                    (134)               (328)
Gain on Litmus/Quidel
   transaction                              -                 -                      719                   -
Gain on swap contract                       -                 -                        -                 240
Other                                     (23)               10                      (55)                191
                                       ------             -----                   ------                ----
                                       $  131             $  13                   $  908                $473
                                       ======             =====                   ======                ====


In this year's first quarter, Quidel Corporation acquired Litmus Concepts, Inc. through an exchange of common stock. We held a preferred equity position in Litmus, which equated to approximately a 10 percent ownership. As a result of this transaction, we recorded a gain of $719,000, as the market value of the Quidel shares received exceeded the carrying value of our investment in Litmus.

In the first quarter of 2000, we repaid our Midland Bank debt on which we had entered into an interest rate swap to convert it from variable interest rate debt to fixed rate. As the swap was then no longer required, and our policy is only to enter into derivative instrument transactions to manage specific risks, we canceled the swap, realizing a gain of $240,000.

Provision for Income Taxes: We estimate that our effective tax rate ("ETR") for the full fiscal year 2001 will be 31%, down from the 32% estimated as of April 30, 2001. In addition, during the third quarter, we reversed a previously recorded liability of about $1 million for state income taxes. In consequence, our ETR for the third quarter of 2001 was 22%.

We implemented a global tax plan in fiscal 1999 to minimize both the taxes reported in our statement of income and the actual taxes we will have to pay once we use all the benefits of our net operating loss carryforwards ("NOLs"). The global tax plan consists of a restructuring of the legal ownership structure for the CooperVision foreign sales and manufacturing subsidiaries. The stock of those subsidiaries is now owned by a single foreign holding company, which centrally directs much of the activities of those subsidiaries. The foreign holding company has applied for and received the benefits of a reduced tax rate under a special tax regime available in its country of residence. Assuming no major acquisitions or large stock issuances, we currently expect to reduce our ETR to below 30% over the next several years. We expect that this plan will extend the cash flow benefits of the NOLs through 2003, and that actual cash payments of taxes will average below 5% of pretax profits over this period.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Cumulative Effect of Change in Accounting Principle: In the first quarter of 2000, we recorded a charge of $432,000 net of taxes to implement a new accounting principle regarding the accounting for start-up costs.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                         Capital Resources and Liquidity

Third Quarter Highlights:

o    Operating cash flow $9.8 million vs. $12.5 million in 2000's third quarter.

o "Cash flow" (pretax income from continuing operations plus depreciation and amortization) per diluted share $1.04 vs. $0.92 in 2000's third quarter.

o Expenditures for purchases of property, plant and equipment (PP&E) $4.6 million vs. $5 million in 2000's third quarter.

Nine-Month Highlights:

o Operating cash flow $19.9 million vs. $28.4 million in the first nine months of 2000.

o Cash flow per diluted share $2.86 vs. $2.42 in the first nine months of 2000.

o    Cash payments for acquisitions totaled $35.9 million

o Expenditures for purchases of PP&E $11.8 million vs. $11.2 million in the first nine months of 2000.

Comparative Statistics (Dollars in millions, except per share amounts):

                                                                    July 31, 2001          October 31, 2000
                                                                    -------------          ----------------
Cash and cash equivalents                                                $11.3                    $14.6
Total assets                                                            $364.6                   $322.6
Working capital                                                          $66.6                    $47.4
Total debt                                                               $55.0                    $48.4
Ratio of debt to equity                                                 0.23:1                   0.24:1
Debt as a percentage of total capitalization                               19%                      20%
Operating cash flow - twelve months ended                                $32.6                    $41.0
Cash flow per diluted share - twelve months ended                        $3.94                    $3.51

Operating Cash Flows: Our major source of liquidity continues to be cash flow provided by operating activities, which totaled $19.9 million in the first nine months of fiscal 2001 and $32.6 million over the twelve-month period ended July 31, 2001. The decrease vs. the $41 million for the fiscal year ended October 31, 2000 reflected primarily new product rollouts, an increase in buffer stock to improve service levels and greater international business, which has a higher days sales outstanding vs. the U.S.

Major uses of cash for operating activities in the first nine months of fiscal 2001 included payments of $3.5 million to settle disputes, $1.7 million to fund entitlements under Cooper's bonus plans and $1.5 million in interest payments.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Investing Cash Flows: The cash outflow of $47.9 million from investing activities was driven by capital expenditures of $11.8 million and payments of approximately $35.9 million to fund acquisitions.

Financing Cash Flows: Financing activities provided $24.4 million in cash, driven primarily by $18.4 million of stock option exercises and additional debt of about $7.3 million to partially fund acquisition payments. We also paid dividends on our common stock of $1 million in the first nine months of fiscal 2001.

Outlook: We believe that cash and cash equivalents on hand of $11.3 million plus cash from operating activities and funds available from our KeyBank line of credit will fund future operations, capital expenditures, cash dividends and acquisitions. During the third quarter, in order to afford increased flexibility for larger potential transactions, we expanded our line of credit with KeyBank from $50 million to $75 million, while retaining a favorable interest rate - the London InterBank Offered Rates ("LIBOR") plus 75 basis points. The current interest rate for 3-month LIBOR is about 3.5% per annum. Funds will be used, as required, to fund acquisitions and potentially to repay debt carrying higher interest rates. At July 31, 2001, we had over $53 million available under the revised KeyBank line of credit.

Risk Management: We are exposed to risks caused by changes in foreign exchange, principally pound sterling denominated debt and from operations in foreign currencies. We have hedged most of the debt by entering into contracts to buy sterling forward. We are also exposed to risks associated with changes in interest rates, as the interest rate on certain of our debt varies with the London Interbank Offered Rate. We also enter into interest rate swap agreements to manage this risk.

Trademarks: Frequency'r', Pipelle'r' and Sani-Spec'r' are registered trademarks of The Cooper Companies, Inc. and/or its subsidiaries. LuMax(TM) and Expressions(TM) are trademarks of the Cooper Companies, Inc., its affiliates and/or subsidiaries.

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

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.

   Exhibit
   Number                     Description
   ------                     -----------
   11*                        Calculation of Earnings Per Share.

   * The information called for in this Exhibit is provided in Footnote 6 to the Consolidated Condensed Financial Statements in this report.

(b) The Company filed the following reports on Form 8-K during the period May 1, 2001 to July 31, 2001.

   Date of Report             Item Reported
   --------------             -------------
   April 25, 2001*            Item 5.  Other Events.
   May 16, 2001               Item 5.  Other Events.
   June 14, 2001              Item 5.  Other Events.
   June 21, 2001              Item 5.  Other Events.
   July 12, 2001              Item 5.  Other Events.
   July 20, 2001              Item 5.  Other Events.


   * Filed May 3, 2001

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Cooper Companies, Inc.
                               -----------------------------------------
                                               (Registrant)

Date: September 7, 2001                 /s/ Stephen C. Whiteford
                               -----------------------------------------
                                Vice President and Corporate Controller
                                       (Principal Accounting Officer)

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

                            STATEMENT OF DIFFERENCES
                           -------------------------

The registered trademark symbol shall be expressed as.............     'r'