Form 10-K405
period 2001-10-31
COOPER COMPANIES INC
filed 2002-01-25
CIK 711404

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

      FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001 COMMISSION FILE NO. 1-8597

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001: Common Stock, $.10 Par Value - $753,129,728.

         Number of shares outstanding of the registrant's common stock, as of December 31, 2001: 15,223,262.

                      Documents Incorporated by Reference:

                    Document                                   Part of Form 10-K
                    --------                                   -----------------
Portions of the Annual Report to Stockholders for the            Parts I and II
  fiscal year ended October 31, 2001
Portions of the Proxy Statement for the Annual                     Part III
  Meeting of Stockholders to be held March 26, 2002

================================================================================

                                     PART I

Item 1.  Business.

Introduction

         The Cooper Companies, Inc. (the "Company," "Cooper" or "we" and similar pronouns), through its principal subsidiaries, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a broad range of contact lenses to correct visual defects. It specializes in toric lenses that correct astigmatism, cosmetic lenses that change the appearance of the color of the eye, and other lenses primarily for the high value segment of the contact lens market in attractive markets throughout the world. Its leading products are disposable-planned replacement toric and spherical lenses. CooperSurgical ("CSI") markets diagnostic products, surgical instruments and accessories to the women's healthcare market.

Forward-Looking Statements

         Some of the information included in this report contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include certain statements pertaining to our capital resources, performance or results of operations. In addition, all statements regarding anticipated growth in our revenue, and anticipated market conditions and results of operations are forward-looking statements. To identify forward-looking statements, look for words like "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates" or "anticipates" and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. These, and all forward-looking statements, necessarily depend on assumptions, data or methods that may be incorrect or imprecise.

         Events, among others, that could cause actual results and future actions to differ materially from those described by or contemplated in the forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing facilities, new competitors or technologies, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, changes in tax laws, significant environmental cleanup costs above those accrued, litigation costs including related settlements, costs of business divestitures, the requirement to provide for a significant liability or to write off significant assets, changes in accounting principles or estimates, and other factors described in our Securities and Exchange Commission filings, including the "Business" section in this Form 10-K for the year ended October 31, 2001 and the related portions of the Company's 2001 Annual Report to Stockholders ("2001 Annual Report") incorporated here by reference. The 2001 Annual Report is included as Exhibit 13 to this Form 10-K. We caution investors that forward-looking statements reflect our analysis only on their stated date or the date of this report. We disclaim any intent or obligation to update them except as required by law.

General Description and Development of Businesses

         The information required by this item is incorporated by reference to the captions "To Our Shareholders" and "Business Reviews" in the 2001 Annual Report.

Research and Development

         Our Company-sponsored research and development expenditures during the fiscal years ended October 31, 2001, 2000 and 1999 were $3.7 million, $2.7 million and $2 million, respectively. During fiscal 2001, CooperVision spent about 60% and CooperSurgical spent about 40% of the total. We did not conduct any customer-sponsored research and development programs.

         Cooper employs 31 people in its research and development and manufacturing engineering departments. Outside specialists in lens design, formulation science, polymer chemistry, microbiology and biochemistry support product development and clinical research for CVI products. CSI conducts research and development in-house and also employs outside surgical specialists, including members of its surgical advisory board.

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

         Cooper develops and markets medical devices under different levels of FDA regulation depending on the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval, while Class I and II devices require substantially lower levels of regulation.

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

         In connection with some of Cooper's new products, we can submit an expedited procedure known as a 510(k) application for premarket notification to the FDA. Any product that can demonstrate that it is substantially equivalent to another device marketed before May 28, 1976 can use this procedure. If the new product is not substantially equivalent to a preexisting device or if the FDA rejects a claim of substantial equivalence, FDA marketing approval requires extensive preclinical and clinical testing, substantially increasing the cost and delaying the time to market.

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

         These regulatory procedures require considerable resources and usually result in a substantial delay between new product development and marketing. Cooper cannot assure that all necessary approvals will be obtained, or obtained in a timely manner. If the Company does not maintain compliance with regulatory standards or if problems occur after marketing, product approval may be withdrawn.

         All of Cooper's currently marketed products have been cleared by all appropriate regulatory agencies. None of our products are being marketed under Investigative Device Exemptions.

         In addition to FDA regulatory requirements, the Company also maintains ISO 9000 certification and CE Mark approvals for all lens products. These quality programs and approvals are required by the European Medical Device Directive and must be maintained for all products intended to be sold in the European market. In order to maintain these quality benchmarks, the Company is subjected to rigorous biannual reassessment audits of its quality systems and procedures.

Raw Materials

         In general, CVI's raw materials consist of various polymers and packaging materials. There are alternative supply sources of all them. Raw materials used by CSI or its suppliers are generally available from more than one source. However, because some products require specialized manufacturing procedures, CSI could experience inventory shortages if it were required to use an alternative manufacturer on short notice.

Marketing and Distribution

         In the United States, Canada and some European countries, CVI markets its products through its field sales representatives, who call on ophthalmologists, optometrists, opticians and optical chains. In the United States, field sales representatives also call on distributors. In Japan and certain European countries, CVI uses distributors and has given them the exclusive right to market our products. In the United States, CVI augments its sales and marketing efforts with e-commerce, telemarketing and advertising in professional journals.

         CSI's products are marketed worldwide by a network of field sales representatives and distributors. In the United States, Cooper augments its sales and marketing activities with e-commerce, telemarketing, direct mail, advertising in professional journals, and the use of a direct mail catalog.

Patents, Trademarks and Licensing Agreements

         Cooper owns or licenses a variety of domestic and foreign patents, which, in total, are material to its overall business. The names of certain of Cooper's products are protected by trademark registrations in the United States Patent and Trademark Office and, in some cases, also in foreign trademark offices. Applications are pending for additional trademark registrations. Cooper aggressively enforces and defends its patents and other proprietary technology.

         No individual patent or license is material to the Company or either of its principal subsidiaries other than the non-exclusive Patent License Agreement (the "License Agreement") dated as of December 2, 1997, between Cooper and Anthony Galley, Albert Moreland, Barry Bevis and Ivor Atkinson entered into in connection with the Company's acquisition of Aspect Vision Care Limited. The Agreement expires in January 2010. The Agreement relates to patents used by CVI to produce a unique contact lens edge that provides superior comfort to the wearer. The edge forms a part of CVI's products (both spherical and toric lenses) that are manufactured using a cast molding technology in the Company's Hamble, England, facility. These products constitute about 80% of the contact lenses produced by CVI in 2001. The License Agreement has become material to the Company because sales of products utilizing the patent have been introduced over the past three to four years and are growing significantly faster than CVI's other products.

Dependence on Customers

         Neither of Cooper's business segments depends to any material extent on any one customer or any one affiliated group of customers.

Government Contracts

         Neither of our business units is materially subject to profit renegotiation or termination of contracts or subcontracts at the election of the United States government.

Competition

         CVI and CSI each operate in a highly competitive environment. Competition in the healthcare industry involves the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of disease. Both of Cooper's businesses compete primarily on the basis of product quality and differentiation, technological benefit, service and reliability

CVI
---
         A number of manufacturers compete in the worldwide market for contact lenses, which was approximately $2.9 billion in 2001. The three largest are Johnson & Johnson, CIBA Vision/Wesly Jessen (owned by Novartis, AG) and Bausch & Lomb Incorporated.

         CVI believes that it is the only contact lens manufacturer to use three different manufacturing processes to produce its lenses (lathing, cast molding and FIPS, a cost effective combination of lathing and molding). This manufacturing flexibility allows CVI to develop more lens types for patients than competitors (two week, monthly and quarterly disposability and custom toric products for patients with high amount of astigmatism). This wider range of lens parameters, promotes more successful fitting and better visual acuity, and provides superior comfort through its use of the edge technology of the patents covered by its License Agreement described under "Patents, Trademarks and Licensing Agreement."

         CVI sponsors clinical studies to generate medical information to improve its lenses. Major competitors have greater financial resources and larger research and development budgets and larger sales forces than CVI.

         CVI also offers a high level of customer service, through its direct sales organizations around the world who present its products to eyecare professionals and through telephone sales and technical service representatives who consult with eyecare professionals about the use of the Company's lens products. CVI maintains high standards of product delivery time and overall patient and practitioner satisfaction.

         CVI competes primarily in specialty lens segments of the contact lens market, including toric, cosmetic, multifocal and premium lenses. In 2001, revenues of these segments totaled $770 million.

         Toric lenses represented about $330 million of the total worldwide market in 2001. CVI accounted for approximately $80 million, or about 25% of this market segment. The toric market segment is highly competitive. CVI's primary competitors in this segment are CIBA Vision/Wesley Jessen (owned by Novartis AG) and Bausch & Lomb Incorporated, both of which are substantially larger, with greater resources, than CVI. Competition in the toric market segment is based primarily on how well lenses provide patients with successful fits and acceptable visual acuity, through offering a wide range of lens parameters, superior wearing comfort and, for both patients and contact lens practitioners, a high level of customer service. CVI believes that its three manufacturing processes allow it to develop a wider range of toric lens parameters than its competitors, allowing for more successful fits and better visual acuity, and providing superior comfort through its use of the edge technology of the patents covered by its License Agreement described under "Patents, Trademarks and Licensing Agreement.

         CVI also competes with manufacturers of eyeglasses and with refractive surgical procedures that correct visual defects. The Company believes that CVI will continue to compete favorably against eyeglasses, particularly in markets where the penetration of contact lenses in the vision correction market is low, offering lens manufacturers an opportunity to gain market share. The Company also believes that laser vision correction is not now a material threat to its sales of contact lenses because each modality serves a different demographic group. Contact lens sales are driven by the teen-aged market, when over 90% of wearers begin their use. Refractive surgical procedures are primarily performed on patients in their late thirties or early forties.

CSI
---
         Competitive factors in women's healthcare, where CSI competes, include technological and scientific advances, product quality, price, customer service and effective communication of product information to physicians and hospitals. This market is fragmented into a large number of smaller, technology driven firms. Very few of these offer more than one or two of CSI's broad line of products. Accordingly, none is a material competitor to CSI's business taken as a whole. Most are privately owned or divisions of public companies including manufacturers owned by companies with greater financial resources than Cooper. CSI believes that it competes effectively with strong sales and marketing, the technological advantages of its products and by developing new products, including products developed for use in new medical procedures. CSI focuses on distinct niche markets, supplying high quality diagnostic products, surgical instruments and accessories, and in some cases offering all of the products needed to complete a procedure. As CSI develops products, it offers training in their use to the medical professionals who perform them. CSI believes that it is favorably positioned to carry out these activities, given its strong marketing arm and the relative breadth of its product offerings.

Backlog

         Backlog is not a material factor in Cooper's businesses.

Seasonality

         CVI's contact lens sales in the first fiscal quarter, which runs from November 1 through January 31, are typically lower than subsequent quarters, as patient traffic to practitioners' offices is relatively light during the holiday season.

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

Financial Information about Business Segments, Geographic Areas, Foreign Operations and Export Sales

         The information required by this item is incorporated here by reference to Note 12 "Business Segment Information" of Notes to Consolidated Financial Statements of the Company included in the 2001 Annual Report.

Employees

         On October 31, 2001, Cooper had approximately 2,400 employees. The Company believes that its relations with its employees are good.

Item 2. Properties.

         The following are Cooper's principal facilities as of October 31, 2001:

                                                                  Approximate        Owned
                                                                   Floor Area          or             Lease
            Location                     Operations                 (Sq. Ft.)        Leased        Expiration
            --------                     ----------                 ---------        ------        ----------
United States
         Pleasanton, CA               Executive Offices               13,700         Leased        Sept. 2005
         Lake Forest, CA              Executive Offices
                                      and CVI Offices                  8,100         Leased        Jan. 2005
         Huntington Beach, CA         CVI Manufacturing &
                                      Technical Offices               20,600         Leased        March 2002
         Fairport, NY                 CVI Administrative
                                      Offices & Marketing             23,500         Leased        April 2003
         Scottsville, NY              CVI Manufacturing
                                      and Research                    49,500         Owned         N/A
         Henrietta, NY                CVI Distribution
                                      and Warehouse Facility          56,000         Leased        Feb. 2003
         Shelton, CT (1)              CSI Manufacturing,
                                      Research and
                                      Development, Marketing,
                                      Distribution and
                                      Warehouse Facilities            35,000         Leased        Dec. 2001
Canada
         Markham, Ont.                CVI Offices,
                                      Manufacturing
                                      Distribution and
                                      Warehouse Facilities            23,000         Leased        Feb. 2005
United Kingdom
         Hamble, Hampshire,           Aspect Manufacturing,
         England                      Research and Development,
                                      Marketing and Admin.
                                      Offices                         93,800         Owned         N/A
         Fareham, Hampshire,          Manufacturing and
         England                      Administrative                  30,800         Leased        Jan. 2018
         Fareham, Hampshire,          Manufacturing and
         England                      Warehouse                       27,100         Leased        June 2018
         Fareham, Hampshire,          Manufacturing
         England                                                      33,000         Leased        Sept. 2023

Finland
         Helsinki                     Manufacturing and
                                      Administrative                  20,300         Owned         N/A

Italy
         Milan                        Warehouse and
                                      Administrative                  28,900         Leased        Sept. 2006

         (1) CSI renegotiated the Shelton lease and entered a lease to June 2011 for a 92,000 square foot facility in Trumbull, CT, prior to the end of the fiscal year. The move was made from Shelton to Trumbull in early fiscal 2002.

         The Company believes its properties are suitable and adequate for its businesses.

Item 3. Legal Proceedings.

         The information required by this item is incorporated here by reference to the heading "Pending Litigation" in Note 11 "Commitments and Contingencies" in the 2001 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of fiscal 2001, the Company did not submit any matters to a vote of the Company's security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The following unregistered sales of securities by the Company occurred during fiscal 2001. All such securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

          1. 162,290 shares of common stock, with a market value of $5.6 million at closing were issued from treasury stock on October 18, 2000 in connection with the Company's acquisition of MedaSonics, Inc. On December 21, 2000, 12,604 shares and on October 24, 2001, 7,117 shares of common stock were issued from treasury stock in connection with this acquisition. An additional 7,117 shares will be issued on the second anniversary date of the acquisition.

          2. On December 11, 2000, the Company converted (pound)8 million of the earn-out payment due in connection with the Aspect acquisition into a loan note of the Company, which was paid on June 11, 2001, to a selling stockholder.

         Additional information required by this item is incorporated here by reference to "Quarterly Common Stock Price Range," "Corporate Information," and the heading "Cash Dividends" in Note 8 "Stockholders' Equity" in the 2001 Annual Report.

Item 6. Selected Financial Data.

         The information required by this item is incorporated here by reference to "Five Year Financial Highlights" in the 2001 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this item is incorporated here by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

         The Company is primarily exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. The Company's policy is to minimize, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into interest rate swaps and foreign currency forward exchange contracts, respectively. The Company does not enter into derivative financial instrument transactions for speculative purposes. Additional information for this item is incorporated here by reference to "Derivatives" in
Note 1 "Summary of Significant Accounting Policies" and in Note 7 "Financial Instruments" in the 2001 Annual Report.

Long-term Debt

         Total debt increased to $68.8 million at October 31, 2001 from $48.4 million at October 31, 2000, primarily to fund payments for acquisitions totaling $48.2 million. Our KeyBank line of credit was utilized for the additional funding requirements.

                                    October 31, 2001          October 31, 2000
                                    ----------------          ----------------
                                                  (In millions)
Short term                                $ 8.2                      $ 8.1
Long term                                  60.6                       40.3
                                          -----                      -----
Total                                     $68.8                      $48.4
                                          =====                      =====

         As of October 31, 2001, the scheduled maturities of each of the Company's fixed and variable rate long-term debt obligations (excluding capitalized leases), their weighted average interest rates and their estimated fair values were as follows:

                                                          Expected Maturity Date - Fiscal Year
                                         ---------------------------------------------------------------------------
                                                                                         There-                Fair
                                         2002      2003      2004      2005      2006     after     Total      Value
                                         ----      ----      ----      ----      ----    ------     -----      -----
($ in Millions)
Long-term debt:
    Fixed interest rate                $    -     $20.7    $    -    $    -       $ -    $    -      $20.7      $20.7
      Average interest rate              8.0%      8.0%
    Variable interest rate               $0.5      $4.2      $0.6      $0.6     $29.7      $0.9      $36.5      $36.5
      Average interest rate              4.3%      4.2%      4.1%      4.1%      4.1%      5.0%


Interest Rate Exposures

         The Company enters into interest rate swap agreements to minimize the impact of changes in interest rates on its variable rate long-term debt obligations. The Company currently has two interest rate swap agreements for $2.2 million and (pound)2.5 million of its outstanding variable rate debt obligations. These instruments have the effect of converting variable rate instruments to fixed rate instruments. The swaps fix the interest rate at 4.9% on $2.2 million variable-rate debt due January 2012 and at 7.1% on (pound)2.5 million variable rate due April 2003. The table below shows the notional amount and weighted average interest rates of each of the Company's interest rate swaps by maturity. The receive rate is based on October 31, 2001 rate, and projected based on the consumer price index. Notional amounts are used to calculate the contractual payments to be made under the contracts.

                                                        Notional Amounts Maturing in Fiscal Year
                                         --------------------------------------------------------------------------
                                                                                          There-
                                         2002      2003      2004      2005      2006     after     Total     Value
                                         ----      ----      ----      ----      ----     ------    -----     -----
($ in Millions)
Interest rate swaps:
Variable to fixed                        $0.3      $0.3      $0.3      $0.3      $0.3      $0.7      $2.2      $0.2
    Average pay rate                     4.9%      4.9%      4.9%      4.9%      4.9%      4.9%      4.9%
    Average receive rate                 2.6%      2.7%      2.8%      2.8%      2.9%      3.2%      3.0%
Variable to fixed                       $    -      $3.6   $    -    $    -    $    -    $    -      $3.6      $0.2
    Average pay rate                      7.1%      7.1%
    Average receive rate                  5.5%      5.6%                                             5.5%

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

                                                      Notional Amounts Maturing in Fiscal Year
                                                ------------------------------------------------------------
                                                2002       2003       Thereafter       Total      Fair Value
                                                ----       ----       ----------       -----      ----------
Foreign contracts to buy GBP:
  Notional amount (in millions)                $   5.6     $ 23.4      $      -        $ 29.0       $   4.2
  Average contractual exchange rate            $  1.63     $ 1.63      $      -        $ 1.63
Foreign contracts to sell Canadian $:
  Notional amount (in millions)                $  2.2      $   -       $      -        $  2.2       $     -
  Average contractual exchange rate:           $  0.63     $   -       $      -        $ 0.63

Item 8. Financial Statements and Supplementary Data.

         The information required by this item is incorporated here by reference to "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Comprehensive Income," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Two Year Quarterly Financial Data" in the 2001 Annual Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information included under the heading "Election of Directors" and "Executive Officers of the Company" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 26, 2002 (the "2002 Proxy Statement") is incorporated by reference for each of the Company's directors and the executive officers who are not also directors of the Company.

Item 11. Executive Compensation.

         The information included under the subheadings "Executive Compensation" and "Compensation of Directors" of the "Election of Directors" section of the 2002 Proxy Statement is incorporated by reference for the Company's chief executive officer, the four other most highly compensated executive officers of the Company and the Company's directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information included under the subheadings "Securities Held by Management" and "Principal Security Holders" of the "Election of Directors" section of the 2002 Proxy Statement is incorporated by reference with respect to certain beneficial owners, the directors and management.

Item 13. Certain Relationships and Related Transactions.

         Not applicable.

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

         (b) Reports filed on Form 8-K:

                  Cooper filed the following reports on Form 8-K during the
              period August 1, 2001 through October 31, 2001.

              September 6, 2001 -- Item 5.  Other Events.

                   ACCOUNTANTS' CONSENT AND REPORT ON SCHEDULE

The Board of Directors
THE COOPER COMPANIES, INC.

         Under date December 10, 2001, we reported on the consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the "Company") as of October 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income and cash flows for each of the years in the three-year period ended October 31, 2001, which are incorporated herein by reference. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14 of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         We consent to incorporation by reference in Registration Statement Nos. 33-50016, 33-11298, 333-22417, 333-25051, 333-27639, 333-40431, 333-80795,
333-48152 and 333-34206 on Forms S-3 and Registration Statement Nos. 333-10997, 33-27938, 33-36325, 33-36326, 333-58839 and 333-67954 on Forms S-8 of The Cooper
Companies, Inc. of our reports dated December 10, 2001, relating to the consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 2001 and 2000 and the related consolidated statements of income, comprehensive income and cash flows for each of the years in the three-year period ended October 31, 2001, and related schedule, which reports appear in or are incorporated by reference to the October 31, 2001 Annual Report on Form 10-K of The Cooper Companies, Inc.


                                         KPMG LLP

San Francisco, California
January 25, 2002

                                                                    SCHEDULE II

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       Three Years Ended October 31, 2001

                                                                           Additions
                                                         Balance at        Charged to     (Deductions)/     Balance
                                                          Beginning        Costs and       Recoveries/       at End
                                                           of Year          Expenses        Other (1)       of Year
                                                           -------          --------          ---------     -------
                                                                                (In thousands)
Allowance for doubtful accounts:

         Year ended October 31, 2001....................  $  2,440           $   251         $  (725)       $  1,966
                                                          ========           =======         =======        ========

         Year ended October 31, 2000....................  $  1,136           $   426         $   878        $  2,440
                                                          ========           =======         =======        ========

         Year ended October 31, 1999....................  $  1,087           $   321         $  (272)       $  1,136
                                                          ========           =======         =======        ========


(1) Consists of additions representing acquired allowances and recoveries, less deductions representing receivables written off as uncollectible.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 25, 2002.

                                                 THE COOPER COMPANIES, INC.

                                                 By:   /s/ A. THOMAS BENDER
                                                    ----------------------------
                                                          A. Thomas Bender
                                                     President, Chief Executive
                                                        Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

           Signature                                  Capacity                          Date
           ---------                                  --------                          -----
     /s/ ALLAN E. RUBENSTEIN, M.D.         Chairman of the Board of Directors       January 25, 2002
----------------------------------------
         (Allan E. Rubenstein)

        /s/ A. THOMAS BENDER               President, Chief Executive Officer       January 25, 2002
-----------------------------------------  and Director
           (A. Thomas Bender)

        /s/ ROBERT S. WEISS                Executive Vice President, Treasurer,     January 25, 2002
------------------------------------------ Chief Financial Officer and Director
          (Robert S. Weiss)

     /s/ STEPHEN C. WHITEFORD               Vice President and Corporate             January 25, 2002
------------------------------------------- Controller
       (Stephen C. Whiteford)

     /s/ MICHAEL H. KALKSTEIN               Director                                 January 25, 2002
-------------------------------------------
       (Michael H. Kalkstein)

           /s/ MOSES MARX                   Director                                 January 25, 2002
-------------------------------------------
            (Moses Marx)

         /s/ DONALD PRESS                   Director                                 January 25, 2002
-------------------------------------------
           (Donald Press)

       /s/ STEVEN ROSENBERG                  Director                                January 25, 2002
--------------------------------------------
         (Steven Rosenberg)

     /s/ STANLEY ZINBERG, M.D.               Director                                January 25, 2002
--------------------------------------------
          (Stanley Zinberg)


                                  EXHIBIT INDEX

                                                                                     Location of
                                                                                      Exhibit in
Exhibit                                                                               Sequential
Number     Description of Document                                                  Number System
------     -----------------------                                                  -------------
2.1  -   Umbrella Agreement dated November 1997 among the Agent, Aspect Vision
         Holdings Limited and The Cooper Companies, Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K
         dated December 2, 1997 ................................................

2.2  -   Agreement for the sale and purchase of the entire issued share capital of New Focus Health Care Limited dated November 1997 among the Agent,
         Aspect Vision Holdings Limited, The Cooper Companies, Inc. and the
         former stockholders of New Focus Health Care Limited, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K
         dated December 2, 1997.................................................

2.3  -   Agreement for the sale and purchase of 34.17% of the issued share capital of Aspect Vision Care Limited dated November 1997 among Aspect
         Vision Holdings Limited, The Cooper Companies, Inc. and the former stockholders of Aspect Vision Care Limited, incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated
         December 2, 1997.......................................................

2.4  -   Agreement for the sale and purchase of the entire issued share capital of Contact Lens Technologies Limited dated November 1997 among Aspect
         Vision Holdings Limited, The Cooper Companies, Inc. and the former stockholders of Contact Lens Technologies Limited, incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K
         dated December 2, 1997.................................................

2.5  -   Agreement for the sale and purchase of 32.06% of the issued capital of
         Aspect Vision Italia S.R.L. dated November 1997 among Aspect Vision
         Holdings Limited, The Cooper Companies, Inc. and the former stockholders of Aspect Vision Italia S.R.L., incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K dated
         December 2, 1997.......................................................

3.1  -   Restated Certificate of Incorporation, as partially amended, incorporated by reference to Exhibit 4(a) to the Company's Registration
         Statement on Form S-3 (No. 33-17330) and Exhibits 19(a) and 19(c) to
         the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1988...................................................

3.2  -   Certificate of Amendment of Restated Certificate of Incorporation dated
         September 21, 1995 incorporated by reference to Exhibit 3.2 to the
         Company's Annual Report on Form 10-K for the fiscal year ended October
         31, 1995 3.3 - Amended and Restated By-Laws dated December 16, 1999, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999................

3.3  -   Amended and Restated By-Laws dated December 16, 1999, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K
         for the fiscal year ended October 31, 1999.............................

3.4  -   Certificate of Amendment of Certificate of Incorporation dated May 24,
         2000 ..................................................................

4.1  -   Certificate of Elimination of Series A Junior Participating Preferred
         Stock of The Cooper Companies, Inc. filed with the Delaware Secretary of State on October 30, 1997, incorporated by reference to Exhibit 4.1 on Form 10-K for fiscal year ended October 31, 1997....................

4.2  -   Rights Agreement, dated as of October 29, 1997, between the Company and
         American Stock Transfer & Trust Company, incorporated by reference to
         Exhibit 4.0 to the Company's Current Report on Form 8-K dated October
         29, 1997 ..............................................................

4.3  -   Amendment No. 1 to Rights Agreement dated September 26, 1998, incorporated by reference to Exhibit 99.1 of the Company's Current
         Report on Form 8-K dated September 25, 1998............................

4.4  -   Certificate of Designations of Series A Junior Participating Preferred
         Stock of The Cooper Companies, Inc., incorporated by reference to
         Exhibit 4.0 of the Company's Current Report on Form 8-K dated October
         29, 1997 ..............................................................


                                                                                     Location of
                                                                                      Exhibit in
Exhibit                                                                               Sequential
Number     Description of Document                                                  Number System
------     -----------------------                                                  -------------
10.1  -  2001 Long-term Incentive Plan, incorporated by reference to Exhibit
         10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.................................................

10.2  -  Severance Agreement entered into as of June 10, 1991, by and between
         CooperVision, Inc. and A. Thomas Bender, incorporated by reference to
         Exhibit 10.26 to Amendment No. 1 to the Company's Annual Report on Form
         10-K for the fiscal year ended October 31, 1992........................

10.3  -  Letter dated March 25, 1994, to A. Thomas Bender from the Chairman of the Compensation Committee of the Company's Board of Directors,
         incorporated by reference to Exhibit 10.4 to the Company's Annual
         Report on Form 10-K for the fiscal year ended October 31, 1994.........

10.4  -  Severance Agreement entered into as of April 26, 1990, by and between
         Nicholas J. Pichotta and the Company incorporated by reference to
         Exhibit 10.8 to the Company's Annual Report on Form 10-K for fiscal year ended October 31, 1995............................................

10.5  -  Letter Agreement dated November 1, 1992, by and between Nicholas J.
         Pichotta and the Company incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended
         October 31, 1995 ......................................................

10.6  -  Severance Agreement entered into as of August 21, 1989, by and between
         Robert S. Weiss and the Company, incorporated by reference to Exhibit
         10.28 to Amendment No. 1 to the Company's Annual Report on Form 10-K
         for the fiscal year ended October 31, 1992.............................

10.7  -  Agreement dated as of September 28, 1993, among Medical Engineering
         Corporation, Bristol-Myers Squibb Company and the Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
         8-K dated October 1, 1993..............................................

10.8  -  Change in Control Agreement dated as of October 14, 1999, between The
         Cooper Companies, Inc. and Carol R. Kaufman, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the
         fiscal year ended October 31, 1999.....................................

10.9  -  Instrument constituting up to 'L'15,000,000 of 8 percent fixed rate guaranteed secured loan notes, dated 1997, incorporated by reference to
         Exhibit 99.1 to the Company's Current Report on Form 8-K dated December
         2, 1997 ...............................................................

10.10 -  Third Party Charge Over Shares dated 1997 between Anthony Galley and
         The Cooper Companies, Inc., incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 2, 1997.....

10.11 -  Earn Out Agreement dated November 1997, entered into in connection with the Company's acquisition of Aspect, between Anthony Galley, Aspect
         Vision Holdings Limited and The Cooper Companies, Inc., incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K
         dated December 2, 1997 ................................................

10.12 -  1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper
         Companies, Inc., incorporated by reference to Appendix A to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders..

10.13 -  Amendment No. 1 to 1996 Long-term Incentive Plan for Non-Employee
         Directors of The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to Exhibit 10.14 to the Company's Annual
         Report on Form 10-K for the fiscal year ended October 31, 1996.........

10.14 -  Amendment No. 2 to 1996 Long-term Incentive Plan for Non-Employee
         Directors of The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to Exhibit 10.15 to the Company's Annual
         Report on Form 10-K for the fiscal year ended October 31, 1997.........

10.15 -  Amendment No. 3 to 1996 Long-term Incentive Plan for Non-Employee
         Directors of The Cooper Companies, Inc., dated October 29, 1999........

10.16 -  Amendment No. 4 to 1996 Long-term Incentive Plan for Non-Employee
         Directors of The Cooper Companies, Inc., dated October 24, 2000........


                                                                                     Location of
                                                                                      Exhibit in
Exhibit                                                                               Sequential
Number     Description of Document                                                  Number System
------     -----------------------                                                  -------------

10.17 -    Amendment No. 5 to the 1996 Long-term Incentive Plan for Non-employee
           Directors of The Cooper Companies, Inc. .............................
           ...............................

10.18(a) - Patent License Agreement dated December 2, 1997 between Anthony David
           Galley and others and CooperVision, Inc., incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001

11(b) -    Calculation of Earnings per share....................................

13    -    2001 Annual Report to Stockholders. The following portions of such report are incorporated by reference in this document and are deemed
           "filed." Letter to Shareholders, the additional business review section and Financial Section which includes: Five Year Financial
           Highlights, Two Year Quarterly Information, Quarterly Common Stock
           Price Range, Management's Discussion and Analysis of Financial
           Condition and Results of Operations, the Consolidated Financial
           Statements and the Notes thereto, Corporate Information and the
           Independent Auditors' Report ........................................

21    -    Subsidiaries.........................................................

(a) The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this Exhibit.
      Omitted portions have been filed separately with The Commission.

(b) The information required in this exhibit is incorporated here by reference to Note 4, "Earnings Per Share," in the 2001 Annual Report.


                         STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...........................'TM'
The registered trademark symbol shall be expressed as................'r'
The British pound sterling sign shall be expressed as................ 'L'