Form 10-Q
period 2002-01-31
COOPER COMPANIES INC
filed 2002-03-13
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For Quarterly Period Ended January 31, 2002
                               ----------------


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


    For the transition period from                 to
                                   ---------------    ------------


Commission File Number 1-8597
                       ------


                           The Cooper Companies, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                           94-2657368
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


           6140 Stoneridge Mall Road, Suite 590, Pleasanton, CA 94588
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                    Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value                            15,225,224
------------------------------                 --------------------------------
           Class                               Outstanding at February 28, 2002

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES



                                      INDEX

PART I. FINANCIAL INFORMATION                                                          Page No.
                                                                                       --------
  Item 1. Financial Statements

            Consolidated Condensed Statements of Income - Three Months
              Ended January 31, 2002 and 2001                                               3

            Consolidated Condensed Balance Sheets - January 31, 2002
              and October 31, 2001                                                          4

            Consolidated Condensed Statements of Cash Flows - Three
              Months Ended January 31, 2002 and 2001                                        5

            Consolidated Condensed Statements of Comprehensive Income -
              Three Months Ended January 31, 2002 and 2001                                  6

            Notes to Consolidated Condensed Financial Statements                            7

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                          17

  Item 3. Quantitative and Qualitative Disclosure About Market Risk                        27

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                 28

Signature                                                                                  30

Index of Exhibits                                                                          31

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)


                                                                  Three Months Ended
                                                                       January 31,
                                                                 ----------------------
                                                                   2002           2001
                                                                 -------        -------
Net sales                                                        $58,112        $49,976
Cost of sales                                                     20,625         16,790
                                                                 -------        -------
Gross profit                                                      37,487         33,186
Selling, general and administrative expense                       23,215         21,415
Research and development expense                                     857            884
Amortization of intangibles                                          308          1,222
                                                                 -------        -------
Operating income                                                  13,107          9,665
Interest expense                                                     893            999
Other income, net                                                  1,036            826
                                                                 -------        -------
Income before income taxes                                        13,250          9,492
Provision for income taxes                                         3,845          3,183
                                                                 -------        -------
Net income                                                       $ 9,405        $ 6,309
                                                                 =======        =======

Earnings per share:
   Basic                                                         $  0.62        $  0.44
                                                                 =======        =======
   Diluted                                                       $  0.61        $  0.43
                                                                 =======        =======

Number of shares used to compute earnings per share:
   Basic                                                          15,220         14,493
                                                                 =======        =======
   Diluted                                                        15,538         14,818
                                                                 =======        =======


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                                 January 31,          October 31,
                                                                                    2002                  2001
                                                                                  --------             --------
                                              ASSETS                                      (In thousands)
Current assets:
   Cash and cash equivalents                                                      $  4,867             $ 12,928
   Trade receivables, net                                                           56,016               55,318
   Marketable securities                                                             5,006                7,982
   Inventories                                                                      54,176               51,153
   Deferred tax asset                                                               17,689               17,308
   Other current assets                                                             11,227               10,516
                                                                                  --------             --------
      Total current assets                                                         148,981              155,205
                                                                                  --------             --------
Property, plant and equipment, net                                                  64,519               61,028
Goodwill, net                                                                      130,112              131,732
Other intangibles, net                                                              13,690               13,890
Deferred tax asset                                                                  28,830               31,246
Other assets                                                                         3,808                3,748
                                                                                  --------             --------
                                                                                  $389,940             $396,849
                                                                                  ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                               $  27,103             $  8,249
   Accounts payable                                                                 10,537               11,149
   Accrued acquisition costs                                                        16,605               16,378
   Accrued income taxes                                                              8,162                7,688
   Other current liabilities                                                        25,058               24,509
                                                                                  --------             --------
      Total current liabilities                                                     87,465               67,973
Long-term debt                                                                      36,813               60,553
Other noncurrent liabilities                                                         2,978               12,039
                                                                                  --------             --------
      Total liabilities                                                            127,256              140,565
                                                                                  --------             --------
Commitments and Contingencies (Note 8)
Stockholders' equity:
   Common stock, $.10 par value                                                      1,589                1,588
   Additional paid-in capital                                                      278,835              278,459
   Accumulated other comprehensive loss                                             (5,915)              (3,305)
   Accumulated deficit                                                              (1,468)             (10,112)
   Other                                                                              (156)                (145)
   Treasury stock at cost                                                          (10,201)             (10,201)
                                                                                  --------             --------
         Total stockholders' equity                                                262,684              256,284
                                                                                  --------             --------
                                                                                  $389,940             $396,849
                                                                                  ========             ========


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                         January 31,
                                                                                 --------------------------
                                                                                   2002               2001
                                                                                 -------            -------
Cash flows from operating activities:
   Net income                                                                    $ 9,405            $ 6,309
   Depreciation and amortization                                                   2,093              2,536
   Net increase in operating working capital                                      (4,361)            (5,563)
   Net decrease in non-current liabilities                                        (6,111)            (4,252)
   Net decrease in non-current assets                                              3,142              3,420
                                                                                 -------            -------
Net cash provided by operating activities                                          4,168              2,450
                                                                                 -------            -------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                     (6,273)            (3,269)
   Acquisitions of assets and businesses                                          (5,403)            (3,402)
   Sale of marketable securities                                                   3,622                  -
   Other                                                                             (12)               (18)
                                                                                 -------            -------
Net cash used by investing activities                                             (8,066)            (6,689)
                                                                                 -------            -------
Cash flows from financing activities:
   Net (repayments) proceeds under short-term agreements                          (1,330)                62
   Repayments of long-term debt                                                   (4,228)              (576)
   Proceeds from long-term debt                                                    1,847                634
   Dividends on common stock                                                        (761)              (289)
   Exercise of stock options                                                         330              1,728
                                                                                 -------            -------
Net cash (used) provided by financing activities                                  (4,142)             1,559
                                                                                 -------            -------
Effect of exchange rate changes on cash and cash equivalents                         (21)                52
                                                                                 -------            -------
Net decrease in cash and cash equivalents                                         (8,061)            (2,628)
Cash and cash equivalents - beginning of period                                   12,928             14,608
                                                                                 -------            -------
Cash and cash equivalents - end of period                                        $ 4,867            $11,980
                                                                                 =======            =======


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)



                                                                                    Three Months Ended
                                                                                         January 31,
                                                                                 --------------------------
                                                                                   2002               2001
                                                                                 -------            -------
Net income                                                                       $ 9,405            $ 6,309
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment                                        (2,389)               341
   Change in value of derivative instruments                                          27               (715)

   Unrealized loss on marketable securities                                            -               (177)
   Gain arising during the period                                                    437                  -
   Reclassification adjustment                                                      (685)                 -
                                                                                 -------            -------
   Unrealized loss on marketable securities                                         (248)              (177)
                                                                                 -------            -------
                                                                                  (2,610)              (551)
                                                                                 -------            -------
Comprehensive income                                                             $ 6,795            $ 5,758
                                                                                 =======            =======


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 1.  General

The Cooper Companies, Inc. ("Cooper" or "we" and similar pronouns), through its principal business units, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a range of specialty contact lenses to correct visual defects, including toric lenses that correct astigmatism, cosmetic lenses that change or enhance the appearance of the eyes' natural color, aspheric lenses that improve vision in low light conditions and multifocal lenses that are designed to correct presbyopia, an age-related vision defect. Its leading products are disposable-planned replacement toric and spherical lenses. CooperSurgical ("CSI") markets diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

During interim periods, we have followed the accounting policies described in our Form 10-K for the fiscal year ended October 31, 2001. Please refer to this and to our Annual Report to Stockholders for the same period when reviewing this Form 10-Q. Certain prior period amounts have been reclassified to conform to current period presentation. Current results are not a guarantee of future performance.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position as of January 31, 2002 and October 31, 2001, and the consolidated results of its operations and its cash flows for the three months ended January 31, 2002 and 2001. Unless otherwise disclosed herein, adjustments are normal and recurring.

Note 2.  Inventories, at the Lower of Average Cost or Market

                                                       January 31,                       October 31,
                                                          2002                               2001
                                                      -------------                     -------------
                                                                      (In thousands)

Raw materials                                             $10,846                           $ 9,889
Work-in-process                                             9,287                             8,491
Finished goods                                             34,043                            32,773
                                                          -------                           -------
                                                          $54,176                           $51,153
                                                          =======                           =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 3. New Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in the first quarter of fiscal 2002. In accordance with the requirements of SFAS 142, during the three months ended January 31, 2002, we:

o Evaluated the balance of goodwill and other intangible assets recorded on our balance sheet as of October 31, 2001. No reclassifications were required to conform to the new criteria for recognition apart from goodwill.
o Reassessed the useful lives and residual values of all acquired intangibles assets. No amortization period adjustments were required, and we had no intangible assets (other than goodwill) with indefinite useful lives.

We will test goodwill for impairment under SFAS 142 at the reporting unit level. By April 30, 2002, we will complete our analysis to determine which reporting units are to be used for goodwill impairment testing. We will then have up to six months to determine the fair value of each reporting unit and compare it to the carrying amount. If a reporting unit's carrying amount exceeds its fair value, we will then perform the second step of the transitional impairment test by comparing the implied fair value of the reporting unit's goodwill against the recorded amount. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle. Based on preliminary assessments, Management believes that when these steps are completed, the fair value of each reporting unit will exceed its carrying value.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 4. Intangible Assets

                                                                             As of January 31, 2002
                                                                     --------------------------------------
                                                                     Gross Carrying            Accumulated
                                                                          Amount               Amortization
                                                                     -----------------         ------------
                                                                                 (In thousands)
Other Intangible Assets
Trademarks                                                            $       578               $       125
Patents                                                                    12,710                     3,843
License and distribution rights                                             5,354                     1,121
Other                                                                         150                        13
                                                                      -----------               -----------
                                                                      $    18,792               $     5,102
                                                                      ===========               ===========

Estimated annual amortization expense is about $1.3 million for each of the years in the five-year period ended October 31, 2006.
                                                                                               (In thousands)
Goodwill
Balance as of November 1, 2001                                                                     $131,732
Goodwill acquired in first quarter                                                                      477
Other adjustments*                                                                                   (2,097)
                                                                                                   --------
                                                                                                   $130,112
                                                                                                   ========

* Primarily translation differences in goodwill denominated in foreign currency.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 5. Debt

                                                                      January 31,               October 31,
                                                                         2002                       2001
                                                                     -----------               ------------
                                                                                    (In thousands)
Short-term:
Notes payable to banks                                                $    4,984                  $   6,312
Current portion of long-term debt                                         22,119                      1,937
                                                                      ----------                  ---------
                                                                      $   27,103                  $   8,249
                                                                      ==========                  =========

Long-term:
Promissory notes - Aspect                                             $   20,100                  $  20,714
KeyBank line of credit                                                    26,842                     28,955
Aspect Vision bank loans                                                   4,791                      5,019
County of Monroe Industrial Development
   Agency ("COMIDA") bond                                                  2,135                      2,175
Other                                                                        197                        289
Capitalized leases                                                         4,867                      5,338
                                                                      -----------                 ---------
                                                                          58,932                     62,490
Less current portion                                                      22,119                      1,937
                                                                      ----------                  ---------
                                                                      $   36,813                  $  60,553
                                                                      ==========                  =========

KeyBank Line of Credit:

On January 31, 2002, we had $41 million available for further borrowings (see
Note 11):


(In millions)

Amount of line                                                             $75.0
Outstanding loans                                                          (34.0)*
                                                                           -----
Available                                                                  $41.0
                                                                           =====

* Includes $7.2 million in letters of credit backing other debt.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 6.  Earnings Per Share ("EPS")

                                                                                         Three Months Ended
                                                                                             January 31,
                                                                                  ---------------------------
                                                                                   2002                  2001
                                                                                  -----                  ----
                                                                                  (In thousands, except for
                                                                                       earnings per share)

Net income                                                                        $  9,405           $  6,309
                                                                                  ========           ========

Basic:
-----
Weighted average common shares                                                      15,220             14,493
                                                                                  ========           ========

Basic earnings per share                                                          $   0.62           $   0.44
                                                                                  ========           ========

Diluted:
-------
Weighted average common shares                                                      15,220             14,493

Add dilutive securities:
-----------------------
Stock options                                                                          318                325
                                                                                  --------           --------
Denominator for diluted earnings per share                                          15,538             14,818
                                                                                  ========           ========

Diluted earnings per share                                                        $   0.61           $   0.43
                                                                                  ========           ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Pro forma EPS:

We adopted SFAS 142 November 1, 2001. Accordingly, we no longer amortize goodwill. Actual information for the 2002 period and pro forma EPS for the 2001 period is shown below:

                                                                                       Three Months Ended
                                                                                           January 31,
                                                                                  ---------------------------
                                                                                    2002               2001
                                                                                  --------           -------
                                                                                  (In thousands, except for
                                                                                       earnings per share)

Net income                                                                        $  9,405           $  6,309
Add back goodwill amortization(1)                                                        -                666
                                                                                  --------           --------
Pro forma net income                                                              $  9,405           $  6,975
                                                                                  ========           ========

Basic earnings per share                                                          $   0.62           $   0.48
                                                                                  ========           ========
Diluted earnings per share                                                        $   0.61           $   0.47
                                                                                  ========           ========

Weighted average common shares                                                      15,220             14,493
                                                                                  ========           ========
Denominator for diluted earnings per share                                          15,538             14,818
                                                                                  ========           ========

(1) net of tax, assuming an effective tax rate of 29%.

We excluded the following options to purchase Cooper's common stock from the computation of diluted EPS because their exercise prices were above the average market price.

                                                                                 Three Months Ended
                                                                                      January 31,
                                                                  -------------------------------------------
                                                                        2002                       2001
                                                                  ---------------             ---------------

Number of shares excluded                                                 530,750                     503,150
                                                                  ===============             ===============
Range of exercise prices                                          $47.31 - $62.21             $36.00 - $62.21
                                                                  ===============             ===============

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 7. Income Taxes

The effective tax rate ("ETR") for the provision for income taxes of $3.8 million for the three months ended January 31, 2002 was 29%. The ETR is based on full fiscal year projections for income from continuing operations. The ETR used to record the provision for income taxes of $3.2 million for the three months ended January 31, 2001 was 33.5%.

Note 8.  Commitments and Contingencies

Pending Litigation: On April 20, 2001, Wesley Jessen Corporation ("WJ") filed a lawsuit against CooperVision, Inc. in the United States District Court for the Central District of California, CV-01-03678. The lawsuit alleges that CooperVision's Frequency Colors opaque contact lenses (sold under the name Expressions in the United States) infringe on WJ's United States Patent No. 5,414,477 ("477 Patent") and seeks an injunction and damages of an unspecified amount. On May 3, 2001, WJ also filed a Motion for a Preliminary Injunction to stop sales of these lenses in the United States. CooperVision responded that the asserted patent is invalid and not infringed, and that WJ is otherwise not entitled to an injunction. The Court heard WJ's Motion for a Preliminary Injunction on June 11, 2001 and subsequently denied it. On September 26, 2001, WJ amended its complaint to also allege infringement of U.S. Patent No. 4,668,240 ("240 Patent") by the same CooperVision contact lenses, seeking an injunction and damages in an unspecified amount. WJ has also filed suit against the Company in England alleging that the Company's Frequency Colors opaque lenses infringe on the 240 Patent and one other patent, and in France alleging that Frequency Colors opaque lenses infringe on yet another patent. Each of the lawsuits seeks an injunction and damages in an unspecified amount. The Company believes it does not infringe on WJ's valid patent rights used in the development and manufacture of opaque lenses, and will vigorously defend these actions.

Revenue derived from products that include the disputed technology was $2.3 million in 2001, and was approximately $1.2 million in the first quarter of 2002.

Aspect Earn Out Payments: When we acquired Aspect Vision Care, Ltd. ("Aspect") in 1997, we agreed to make contingent payments to its former shareholders based upon Aspect's performance over the three-year period ended October 31, 2000. The parties agreed to an additional amount payable of (pound)13.5 million (about $20.5 million). Of this amount, (pound)11.1 was paid in fiscal 2001, and the balance of (pound)2.4 million was paid in December 2001.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)


Note 9. Cash Dividends

We paid a semiannual dividend of 5 cents per share on January 4, 2002 to holders of record on December 14, 2001.

Note 10. Business Segment Information

Cooper is organized by operating business segment for management reporting with operating income the primary measure of segment profitability. Corporate expenses are not allocated to segment operating income. Items accounted for below operating income are not considered when measuring segment profitability. The accounting policies used to generate segment results are the same as our overall accounting policies.

Identifiable assets are those assets used in continuing operations excluding cash and cash equivalents, which we deem to be corporate assets. Long-lived assets are primarily property, plant and equipment and goodwill and other intangibles.

Segment information:

                                                                        Three Months Ended
                                                                            January 31,
                                                                 ------------------------------
                                                                   2002                 2001
                                                                 --------             ---------
                                                                        (In thousands)
         Sales to external customers:
            CVI                                                   $ 42,139           $ 36,394
            CSI                                                     15,973             13,582
                                                                  --------           --------
                                                                  $ 58,112           $ 49,976
                                                                  ========           ========
         Operating income:
            CVI                                                   $ 11,319           $  9,428
            CSI                                                      3,533              1,837
            Corporate                                               (1,745)            (1,600)
                                                                  --------           --------
         Total operating income                                     13,107              9,665
            Interest expense                                          (893)              (999)
            Other income, net                                        1,036                826
                                                                  --------           --------
         Income before income taxes                               $ 13,250           $  9,492
                                                                  ========           ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

                                                                                    January 31,        October 31,
                                                                                       2002               2001
                                                                                    --------            --------
                                                                                            (in thousands)
Identifiable assets:
            CVI                                                                     $250,651             $246,563
            CSI                                                                       86,178               87,056
            Corporate                                                                 53,111               63,230
                                                                                    --------             --------
         Total                                                                      $389,940             $396,849
                                                                                    ========             ========

Goodwill:
            CVI                                                                     $ 84,124             $ 85,107
            CSI                                                                       45,988               46,625
                                                                                    --------             --------
         Total                                                                      $130,112             $131,732
                                                                                    ========             ========

Geographic information:

                                                                                          Three Months Ended
                                                                                              January 31,
                                                                                    ------------------------------
                                                                                       2002                  2001
                                                                                    --------             ---------
                                                                                             (in thousands)
Sales to external customers by country of domicile:
            United States                                                           $ 42,163             $ 37,666
            Europe                                                                    12,398                8,970
            Canada                                                                     3,551                3,340
                                                                                    --------             --------
         Total                                                                      $ 58,112             $ 49,976
                                                                                    ========             ========

                                                                                  January 31,          October 31,
                                                                                     2002                  2001
                                                                                  ----------            ---------
                                                                                            (in thousands)
Long-lived assets by country of domicile:
            United States                                                           $ 82,772             $ 80,735
            Europe                                                                   123,405              123,742
            Canada                                                                     2,144                2,173
                                                                                    --------             --------
         Total                                                                      $208,321             $206,650
                                                                                    ========             ========

Note 11.  Subsequent Events

Biocompatibles: On February 28, 2002, we completed the acquisition of the contact lens business of Biocompatibles International plc. ("Biocompatibles"), comprised of its wholly owned subsidiaries Hydron Limited ("Hydron"), Biocompatibles Eyecare Inc. ("BE Inc.") and Biocompatibles Canada Inc. ("BE Canada"). Pursuant to an International Share Sale Agreement (the "Sale Agreement") dated January 15, 2002, among Biocompatibles, Cooper and Cooper's wholly owned subsidiary Aspect Vision Holdings Limited ("AVH"),

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)


Biocompatibles sold all of the outstanding shares of Hydron to AVH and all of the outstanding shares of BE Inc. and BE Canada to Cooper.

The aggregate consideration paid for the shares and to repay outstanding indebtedness of the acquired business was (pound)68 million (about $97 million) plus transaction costs. Cooper paid (pound)24 million of such amount in cash at closing, which funds were obtained from its existing line of credit, and it and AVH issued promissory notes in an aggregate principal amount of (pound)44 million to Biocompatibles, maturing on November 15, 2002 and bearing interest at 5% per annum. The notes are secured by the shares of BE Inc., the production facility of BE Inc. in Norfolk, Virginia, and BE Inc.'s inventory and receivables. The AVH note is also secured by the shares of Hydron. The notes may be prepaid at the option of Cooper and AVH without penalty at any time. We are currently negotiating an expanded bank credit facility which we expect to complete in early May, part of the proceeds of which will be used to repay the notes. An Arrangement and Administration Agreement dated February 28, 2002 among Biocompatibles, Cooper and AVH (the "Administration Agreement") provides for certain payments to Biocompatibles by Cooper if payment of the principal amount of the notes, together with accrued interest, is not made by May 15, 2002, until such time as such payment is made.

Norland Medical Systems: On February 28, 2002, CSI signed an agreement to acquire the bone densitometry business of Norland Medical Systems ("Norland"). The acquisition is subject to the approval of Norland's shareholders, customary closing conditions and satisfactory completion of due diligence by CSI. The transaction is expected to close before the end of April 2002.

Norland's densitometry products, which are used in the evaluation of osteoporosis, had sales of $8.5 million in 2001. CSI has been a distributor of these products since November 2000.

Cooper will pay $5 million for the business at closing and may pay additional amounts not to exceed a maximum purchase price of $12 million based on performance over three years. Cooper expects that the acquisition will be neutral to earnings per share in fiscal 2002 and will be accretive thereafter.

Patent License Agreement: On February 13, 2002, we renegotiated the terms of a license agreement between CVI and certain former shareholders of Aspect. The renegotiated agreement calls for a fixed license fee of (pound)21.4 million (about $31 million) including interest, due in quarterly installments, which escalate at 5% annually, over an eight-year term. Previously, payments were based on levels of revenue.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Note numbers refer to "Notes to Consolidated Condensed Financial Statements" beginning on page 7 of this report.

Forward-Looking Statements: Some of the information included in this Form 10-Q contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The forward-looking statements include certain statements pertaining to our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our revenue, and anticipated market conditions and results of operations are forward-looking statements. To identify forward-looking statements look for words like "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates" or "anticipates" and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. These, and all forward-looking statements, necessarily depend on assumptions, data or methods that may be incorrect or imprecise.

Events, among others, that could cause actual results and future actions to differ materially from those described by or contemplated in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing facilities, new competitors or technologies, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, changes in tax laws, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, changes in accounting principles or estimates, and other factors described in our Securities and Exchange Commission filings, including the "Business" section in our Annual Report on Form 10-K for the year ended October 31, 2001. We caution investors that forward-looking statements reflect our analysis only on their stated date or the date of this Form 10-Q. We disclaim any intent to update them except as required by law.


                              Results of Operations

In this section we discuss the results of our operations for the first quarter of fiscal 2002 and compare them with the same period of fiscal 2001. We discuss our cash flows and current financial condition beginning on page 24 in the "Capital Resources and Liquidity" section.

First Quarter Highlights vs. 2001's First Quarter:
o Net sales up 16% to $58.1 million.
o Gross profit up 13%; margin 65% of sales in fiscal 2002 and 66% in fiscal
  2001.
o Operating income up 36% to $13.1 million.
o Diluted earnings per share up 42% to 61 cents from 43 cents.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Selected Statistical Information - Percentage of Sales and Growth

                                                           Percent of Sales
                                                          Three Months Ended
                                                               January 31,
                                                       ------------------------           %
                                                        2002              2001         Growth
                                                        ----              ----         ------
Net sales                                               100%             100%             16%
Cost of sales                                            35%              34%             23%
Gross profit                                             65%              66%             13%
Selling, general and administrative                      40%              43%              8%
Research and development                                  1%               2%             (3%)
Amortization                                              1%               2%            (75%)
Operating income                                         23%              19%             36%

Net Sales: Cooper's two business units, CooperVision ("CVI") and CooperSurgical ("CSI") generate all its revenue:

o CVI markets a broad range of soft contact lenses for the vision care market worldwide.
o CSI markets diagnostic products, surgical instruments and accessories for the gynecological market, primarily in the U.S.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Continued


Our consolidated net sales grew $8.1 million, or 16%:

                            Three Months Ended
                                 January 31,
                          ------------------------          %
                           2002              2001       Increase
                          ------            ------      --------
                                (In millions)
CVI                       $42.1             $36.4          16%
CSI                        16.0              13.6          18%
                          -----             -----
                          $58.1             $50.0          16%
                          =====             =====

CVI Revenue: The contact lens market continues to undergo a shift in modality away from conventional lenses, designed for replacement annually, toward disposable lenses designed for replacement daily, and frequently replaced lenses, designed for replacement biweekly, monthly or quarterly. We refer to the combination of disposable and frequently replaced lenses as "DPR" lenses in this report. CVI's revenue growth is driven by volume rather than by price. Our average selling price on a per lens basis is decreasing, reflective of increased sales of DPR lenses, which are marketed in multiple lens packaging. This is an industry trend. Worldwide sales of Cooper's DPR products grew 20% in the three-month period.

Soft Lens Revenue: CVI's worldwide soft contact lens revenue -- all revenue except royalty revenue and miscellaneous items -- grew 19% for the three-month period. Soft lens revenue includes sales of spherical lenses and our specialty products -- toric, aspheric, cosmetic and multifocal lenses. Toric lenses are prescribed to correct astigmatism; aspheric lenses help improve visual acuity in lowlight conditions and correct low levels of astigmatism; cosmetic lenses are opaque and color enhancing lenses that change eye appearance and multifocal lenses are designed to correct presbyopia, an age-related vision defect.

Total CVI Revenue (Including Royalty, Freight and Miscellaneous):

Segment                          First Quarter 2002     % Total     Growth
-------                          ------------------     -------     ------
                                                ($ in millions)
U.S.                                   $24.8              59%          9%
International                           15.1              36%         41%
                                       -----             ---
Soft lens revenue                       39.9              95%         19%
Miscellaneous revenue                    2.2               5%        (22%)
                                       -----             ---
                                       $42.1             100%         16%
                                       =====             ===

The 41% growth in international revenue, from 10.7 million to $15.1 million, was driven by sales of total DPR lenses that grew by 32% to $11.8 million, and recently introduced cosmetic and multifocal lenses that generated revenue of about $1.3 million vs. virtually none in the prior period.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Revenue in the United States was strong, growing 9% in a market, per independent market research data, that declined 1%. Our specialty lenses grew 12%. The DPR lenses (the majority of which are specialty lenses) grew 14% and now account for over 80% of CVI's U.S. business.

CSI Revenue: CSI revenue grew 18% in the first quarter to $16 million, with revenue generated by internal or organic growth 10% ahead for the quarter. The acquisitions in the second and fourth quarters of last year accounted for the balance of the growth.

Cost of Sales/Gross Profit: Gross profit as a percentage of sales ("margin" or "gross margin") was as follows:

                              First Quarter Margin
                              --------------------
                              2002            2001
                              ----            ----
CVI                            69%             71%
CSI                            53%             54%
Consolidated                   65%             66%

CVI's margin for the first quarter of fiscal 2002 was 69% compared with 71% for the first quarter last year. The decline was primarily due to a higher percentage of our sales being generated by our international operations. International operations typically have lower margin because, as compared with our sales in the U.S. market, a higher percentage is to distributors. Sales to distributors typically generate gross margins below those generated by sales to optometrists, ophthalmologists and retail chains. Corresponding lower operating expenses typically offset these gross margin reductions, since we leverage our distributors' infrastructure. Accordingly, we expect that operating income as a percentage of revenue would not change substantially. Gross margin is expected to decline longer term, assuming the successful implementation of the following business initiatives currently in progress:

o A substantial increase in sales to our Japanese marketing partner. Sales to our Japanese marketing partner are priced on a distributor basis.

o A significant increase in sales into retail channels of distribution which, although potentially generating lower gross margins, would provide attractive operating margins due to lower operating expenses associated with sales in this channel.

At CSI, the effect of the Medscand and other acquisitions decreased our margin. We expect that, as acquisitions become fully integrated, we will gain additional efficiencies and CSI's margin will increase.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Selling, General and Administrative ("SGA") Expense:

                            Three Months Ended January 31,
                        --------------------------------------
                             2002                  2001
                        ---------------      -----------------
                                   ($ in millions)
                                 % Rev.                 % Rev.     % Increase
                                 ------                 ------     ----------
CVI                     $16.8      40%       $15.3        42%         10%
CSI                       4.6      29%         4.5        33%          3%
Headquarters              1.8      N/A         1.6        N/A          9%
                        -----                -----
                        $23.2      40%       $21.4        43%          8%
                        =====                =====

Consolidated SGA increased 8% but decreased as a percentage of revenue to 40% in 2002 from 43% in 2001. Results for the three-month period of fiscal 2001 include nonrecurring SGA charges of about $700,000 to substantially complete the integration of Leisegang and MedaSonic acquisitions. Without these one-time costs, SG&A in the first quarter last year would have been 41% of revenue.

Research and Development ("R&D") Expense: We expect R&D spending to remain a low percentage of revenue, as Cooper is focusing on acquiring products that will not require large expenditures of time or money before introduction. Most of our R&D expense relates to costs of clinical and regulatory and other development activities rather than basic research.

Amortization of intangibles: Amortization expense decreased to $308,000 in the first quarter of fiscal 2002 from $1.2 million in last year's first quarter, primarily because we adopted SFAS 142 (see Notes 3 and 4). Goodwill is no longer amortized. Goodwill amortization included in the first quarter of 2001 was $938,000.

Operating Income: Operating income improved by $3.4 million, or 36%, in the fiscal first quarter.

                            Three Months Ended January 31,
                        --------------------------------------
                             2002                  2001
                        ---------------      -----------------
                                   ($ in millions)
                                 % Rev.                 % Rev.     % Increase
                                 ------                 ------     ----------
CVI                     $11.3     27%         $ 9.4       26%          20%
CSI                       3.6     22%           1.9       14%          92%
Headquarters             (1.8)    N/A          (1.6)      N/A          N/A
                        -----                 -----
                        $13.1     23%         $ 9.7       19%          36%
                        =====                 =====

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Interest Expense: Interest expense decreased $106,000 or 11%, primarily due to lower interest rates and favorable currency translation, which reduced interest expense on our pound sterling denominated debt.

Other Income (Expense), Net:

                                                 Three Months Ended
                                                     January 31,
                                               ---------------------
                                                2002           2001
                                               ------         -----
                                                  (In thousands)
Interest income                                $   35         $162
Foreign exchange                                  (20)         (49)
Gain on Litmus/Quidel transaction                   -          719
Gain on sale of Quidel stock                    1,028            -
Other                                              (7)          (6)
                                               ------         ----
                                               $1,036         $826
                                               ======         ====

In last year's first quarter, Quidel Corporation ("Quidel") acquired Litmus Concepts, Inc. through an exchange of common stock. We held a preferred equity position in Litmus, which equated to approximately a 10 percent ownership. As a result of this transaction, we received common shares of Quidel, and we recorded a gain of $719,000, as the market value of the Quidel shares received exceeded the carrying value of our investment in Litmus. In the first quarter of 2002, we sold 480,000 shares of Quidel stock (about 40% of our holding), realizing a gain of approximately $1 million.

Interest income in the first quarter of 2002 was $127,000, or 78%, lower than the prior year, as we have made substantial payments to reduce debt and fund acquisitions. Additionally, interest rates available on our invested funds were substantially lower, reflective of reductions effected by the Federal Reserve over the past year.

Provision for Income Taxes: We estimate that our effective tax rate ("ETR") for fiscal year 2002 will be 29%, down from 33.5% used for the first quarter of 2001.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


The stock of those subsidiaries is now owned by a single foreign holding company, which centrally directs much of the activities of those subsidiaries. The foreign holding company has applied for and received the benefits of a reduced tax rate under a special tax regime available in its country of residence. On February 28, 2002, the Company acquired BE Inc. Assuming no other major acquisitions or large stock issuances, we currently expect that this plan will extend the cash flow benefits of the NOLs through 2004, and that actual cash payments of taxes will average less than 5% of pretax profits over this period. After 2004, actual cash payments of taxes are expected to average less than 25% of pretax profits.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


                          Capital Resources & Liquidity

First Quarter Highlights:

o  Operating cash flow $4.2 million vs. $2.5 million in 2001's first quarter.

o Cash flow (pretax income from continuing operations plus depreciation and amortization) per diluted share 99 cents vs. 81 cents in 2001's first quarter.

Comparative Statistics (Dollars in millions, except per share amounts):

                                                     January 31, 2002     October 31, 2001
Cash and cash equivalents                                   $4.9               $12.9
Total assets                                                $389.9             $396.8
Working capital                                             $61.5              $87.2
Total debt                                                  $63.9              $68.8
Stockholders' equity                                        $262.7             $256.3
Ratio of debt to equity                                     0.24:1             0.27:1
Debt as a percentage of total capitalization                20%                21%
Operating cash flow - twelve months ended                   $27.4              $25.6
Cash flow per diluted share - twelve months ended           $4.32              $4.14

Operating Cash Flows: Our major source of liquidity continues to be cash flow provided by operating activities, which totaled $4.2 million in the first quarter of fiscal 2002 and $27.4 million over the twelve-month period ended January 31, 2002.

Major uses of cash for operating activities in the first quarter included payments of $4 million to settle the dispute with Medical Engineering Corporation, $1.8 million to fund entitlements under Cooper's bonus plans and $464,000 in interest payments.

Investing Cash Flows: The cash outflow of $8.1 million from investing activities was driven by capital expenditures of $6.3 million and payments of $5.4 million on acquisitions including $3.9 million paid to former Aspect Vision Care shareholders to finalize required earn out payments. The cash outflow was partially offset by $3.6 million cash received from the sale of Quidel shares.

Financing Cash Flows: Financing activities used $4.1 million of cash, driven primarily by $3.7 million of net payment of debt. We also paid dividends on our common stock of $761,000 in the first fiscal quarter of 2002. These cash outflows were partially offset by $330,000 received from stock option exercises.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Estimates and Critical Accounting Policies: Estimates and judgments made by Management are an integral part of financial statements prepared in accordance with accounting principle generally accepted in the United States of America ("GAAP"). Actual results may be different from amounts reported for or at the end of any period. We believe that the following critical accounting policies address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP:

o Revenue recognition -- In general, we recognize revenue upon shipment of our products, when risk of ownership transfers to our customers. We record, based on historical statistics, appropriate provisions for shipments to customers who have the right of return.

o Adequacy of allowance for doubtful accounts -- In accordance with GAAP, our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables, complemented by individual knowledge of our customers. If and when our analyses indicate, we increase or decrease our allowance accordingly.

o Net realizable value of inventory -- GAAP states that inventories be stated at the lower of cost or market value, or "net realizable value." On an ongoing basis, we review the carrying value of our inventories, measuring number of months on hand and other indications of salability and, when indicated, reduce the value of inventory if there are indications that the carrying value is greater than market.

o Valuation of goodwill -- In accordance with the provisions of Statements of Financial Accounting Standards 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" we will evaluate, by the end of our second fiscal quarter, the reporting units to be used to test for impairment of goodwill (see Note 3).

Outlook: We believe that cash and cash equivalents on hand of $4.9 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We are currently negotiating an expanded bank credit facility, which we expect to complete in early May. Part of the proceeds will be used to repay notes issued to Biocompatiles shareholders (see Note 11). At January 31, 2002, we had $41 million available under the KeyBank line of credit. We funded the cash required for the Biocompatibles acquisition (see Note 11) via cash on hand and borrowings under our current line of credit.

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

Trademarks: Frequency'r' and Proclear'r' are registered trademarks of The Cooper Companies, Inc., its affiliates and subsidiaries or both. Expressions'TM' is a trademark of The Cooper Companies, Inc., its affiliates and subsidiaries or both.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 3. Quantitative and Qualitative Disclosure About Market Risk


See Capital Resources and Liquidity under "Risk Management" in Item 2 of this report.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits.

   Exhibit
   Number                Description
   ------                -----------
   2.1                   International Share Sale Agreement among Biocompatibles
                         International plc, Aspect Vision Holdings Limited and
                         The Cooper Companies, Inc. incorporated by reference to
                         Exhibit 2.1 to the Company's current report on Form 8-K
                         filed with the Securities and Exchange Commission
                         ("SEC") on March 13, 2002.

   2.2                   Arrangement and Administration Agreement among
                         Biocompatibles International plc, The Cooper Companies,
                         Inc. and Aspect Vision Holdings Limited, incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on March 13, 2002.

   10.11*                Patent License Agreement dated 13 February 2002 between
                         Geoffrey H. Galley & Others and CooperVision, Inc.

   11**                  Calculation of Earnings Per Share.

   99.4                  Note A between Aspect Vision Holdings Limited and
                         Biocompatibles International plc dated 28 February 2002 incorporated by reference to Exhibit 99.4 to the Company's current report on Form 8-K filed with the SEC on March 13, 2002.

   99.5                  Note B between The Cooper Companies, Inc. and
                         Biocompatibles International plc dated 28 February 2002 incorporated by reference to Exhibit 99.5 to the Company's current report on Form 8-K filed with the SEC on March 13, 2002.

   99.6                  Note C between The Cooper Companies, Inc. and
                         Biocompatibles International plc dated 28 February 2002 incorporated by reference to Exhibit 99.6 to the Company's current report on Form 8-K filed with the SEC on March 13, 2002.

                           PART II - OTHER INFORMATION
                                   (Continued)


* Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted potions have been filed separately with the Commission.

** The information called for in this exhibit is provided in Footnote 6 to the Consolidated Condensed Financial Statements in this report.

(b) Cooper filed the following reports on Form 8-K during the period from November 1, 2001 to January 31, 2002.

   Date of Report                   Item Reported
   --------------                   -------------
   November 14, 2001                Item 5.  Other Events
   December 11, 2001                Item 5.  Other Events
   January 15, 2002                 Item 5.  Other Events

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



                                           The Cooper Companies, Inc.
                                ---------------------------------------------
                                                (Registrant)



Date: March 13, 2002                      /s/ Stephen C. Whiteford
                                ---------------------------------------------
                                  Vice President and Corporate Controller
                                       (Principal Accounting Officer)

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES


                                Index of Exhibits

Exhibit No.                                                                   Page No.
-----------                                                                   --------
   2.1         International Share Sale Agreement among Biocompatibles
               International plc, Aspect Vision Holdings Limited and The
               Cooper Companies, Inc. incorporated by reference to
               Exhibit 2.1 to the Company's current report on Form 8-K
               filed with the Securities and Exchange Commission ("SEC")
               on March 13, 2002.

   2.2         Arrangement and Administration Agreement among
               Biocompatibles International plc, The Cooper Companies,
               Inc. and Aspect Vision Holdings Limited, incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on March 13, 2002.

   10.11*      Patent License Agreement dated 13 February 2002 between
               Geoffrey H. Galley & Others and CooperVision, Inc.

   11**        Calculation of Earnings Per Share.

   99.4        Note A between Aspect Vision Holdings Limited and
               Biocompatibles International plc dated 28 February 2002 incorporated by reference to Exhibit 99.4 to the Company's current report on Form 8-K filed with the SEC on March 13, 2002.

   99.5        Note B between The Cooper Companies, Inc. and Biocompatibles
               International plc dated 28 February 2002 incorporated by reference to Exhibit 99.5 to the Company's current report on Form 8-K filed with the SEC on March 13, 2002.

   99.6        Note C between The Cooper Companies, Inc. and Biocompatibles
               International plc dated 28 February 2002 incorporated by reference to Exhibit 99.6 to the Company's current report on Form 8-K filed with the SEC on March 13, 2002.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                Index of Exhibits
                                   (Continued)


* Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted potions have been filed separately with the Commission.

** The information called for in this exhibit is provided in Footnote 6 to the Consolidated Condensed Financial Statements in this report.

                            STATEMENT OF DIFFERENCES
                           -------------------------

The trademark symbol shall be expressed as........................    'TM'
The registered trademark symbol shall be expressed as.............     'r'
The British pound sterling sign shall be expressed as.............     'L'