Form 10-Q
period 2002-04-30
COOPER COMPANIES INC
filed 2002-06-13
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For Quarterly Period Ended April 30, 2002
                                --------------


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the Transition Period from _________ to __________

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

                                  Yes X   No
                                     ---    ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.10 Par Value                    15,292,924 Shares
------------------------------             ---------------------------------
            Class                             Outstanding at May 31, 2002

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page No.
                                                                            --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

            Consolidated Condensed Statements of Income - Three
                and Six Months Ended April 30, 2002 and 2001                   3

            Consolidated Condensed Balance Sheets -- April 30, 2002
                and October 31, 2001                                           4

            Consolidated Condensed Statements of Cash Flows - Six
                Months Ended April 30, 2002 and 2001                           5

            Consolidated Condensed Statements of Comprehensive
                Income - Three and Six Months Ended
                April 30, 2002 and 2001                                        6

            Notes to Consolidated Condensed Financial Statements               7

  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          18

  Item 3. Quantitative and Qualitative Disclosure About Market Risk           28


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                   29

  Item 4. Submission of Matters to a Vote of Security Holders                 29

  Item 6. Exhibits and Reports on Form 8-K                                    30

Signature                                                                     31

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)


                                                                   Three Months Ended                   Six Months Ended
                                                                        April 30,                          April 30,
                                                                -----------------------              -----------------------
                                                                 2002            2001                  2002           2001
                                                                -------         -------              --------       --------
Net sales                                                       $71,910         $57,182              $130,022       $107,158
Cost of sales                                                    27,746          19,713                48,373         36,503
                                                                -------         -------              --------       --------
Gross profit                                                     44,164          37,469                81,649         70,655
Selling, general and administrative expense                      28,171          21,755                51,384         43,170
Research and development expense                                    918             897                 1,775          1,781
Amortization of intangibles                                         392           1,187                   700          2,409
                                                                -------         -------              --------       --------
Operating income                                                 14,683          13,630                27,790         23,295
Interest expense                                                  1,441             901                 2,334          1,900
Other income (expense), net                                         (18)           (49)                 1,018            777
                                                                -------         -------              --------       --------
Income before income taxes                                       13,224          12,680                26,474         22,172
Provision for income taxes                                        3,306           3,970                 7,151          7,153
                                                                -------         -------              --------       --------
Net income                                                      $ 9,918         $ 8,710              $ 19,323       $ 15,019
                                                                =======         =======              ========       ========

Earnings per share:
         Basic                                                  $  0.65         $  0.59              $   1.27       $   1.03
                                                                =======         =======              ========       ========
         Diluted                                                $  0.64         $  0.58              $   1.24       $   1.00
                                                                =======         =======              ========       ========

Number of shares used to compute earnings per share:
         Basic                                                   15,243          14,717                15,226         14,603
                                                                =======         =======              ========       ========
         Diluted                                                 15,564          15,124                15,548         14,976
                                                                =======         =======              ========       ========



                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                              April 30,       October 31,
                                                                 2002            2001
                                                              ---------       -----------
                                 ASSETS                              (In thousands)
Current assets:
   Cash and cash equivalents                                   $ 17,033        $ 12,928
   Trade receivables, net                                        66,313          55,318
   Marketable securities                                          4,016           7,982
   Inventories                                                   73,181          51,153
   Deferred tax asset                                            20,604          17,308
   Other current assets                                          17,447          10,516
                                                               --------        --------
      Total current assets                                      198,594         155,205
                                                               --------        --------
Property, plant and equipment, net                               88,492          61,028
Goodwill, net                                                   199,997         131,732
Other intangible assets, net                                     17,319          13,890
Deferred tax asset                                               24,286          31,246
Other assets                                                      3,243           3,748
                                                               --------        --------
                                                               $531,931        $396,849
                                                               ========        ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                             $ 93,770        $  8,249
   Accounts payable                                              15,258          11,149
   Accrued acquisition costs                                     28,054          16,378
   Accrued income taxes                                           9,005           7,688
   Other current liabilities                                     34,631          24,509
                                                               --------        --------
      Total current liabilities                                 180,718          67,973
Long-term debt                                                   70,790          60,553
Other noncurrent liabilities                                      3,831          12,039
                                                               --------        --------
      Total liabilities                                         255,339         140,565
                                                               --------        --------
Commitments and contingencies (Note 9)
Stockholders' equity:
   Common stock, $.10 par value                                   1,594           1,588
   Additional paid-in capital                                   280,476         278,459
   Accumulated other comprehensive loss                          (3,597)         (3,305)
   Retained earnings (deficit)                                    8,450         (10,112)
   Other                                                           (130)           (145)
   Treasury stock at cost                                       (10,201)        (10,201)
                                                               --------        --------
         Total stockholders' equity                             276,592         256,284
                                                               --------        --------
                                                               $531,931        $396,849
                                                               ========        ========


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                   Six Months Ended
                                                                       April 30,
                                                               ------------------------
                                                                 2002            2001
                                                               --------        --------
Cash flows from operating activities:
   Net income                                                  $ 19,323        $ 15,019
   Depreciation and amortization                                  5,145           5,068
   Deferred income taxes                                          4,868           6,303
   Net (increase) decrease in operating working capital             298         (11,862)
   Net decrease in non-current liabilities                       (5,460)         (5,169)
   Net decrease in non-current assets                               508             737
                                                               --------        --------
Net cash provided by operating activities                        24,682          10,096
                                                               --------        --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                   (11,992)         (7,179)
   Sale of marketable securities                                  4,057               -
   Acquisitions of businesses                                   (45,373)        (19,793)
   Other                                                            (37)            (61)
                                                               --------        --------
Net cash used by investing activities                           (53,345)        (27,033)
                                                               --------        --------
Cash flows from financing activities:
   Net (repayments) proceeds of short-term debt                    (915)          3,148
   Repayments of long-term debt                                 (13,765)         (1,177)
   Proceeds from long-term debt                                  46,477           1,564
   Dividends on common stock                                       (761)           (289)
   Exercises of stock options                                     1,976          10,839
   Other                                                             47               -
                                                               --------        --------
Net cash provided by financing activities                        33,059          14,085
                                                               --------        --------
Effect of exchange rate changes on cash and cash equivalents       (291)            141
Net increase (decrease) in cash and cash equivalents              4,105          (2,711)
Cash and cash equivalents - beginning of period                  12,928          14,608
                                                               --------        --------
Cash and cash equivalents - end of period                      $ 17,033        $ 11,897
                                                               ========        ========



                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)


                                                                 Three Months Ended                   Six Months Ended
                                                                      April 30,                           April 30,
                                                              -----------------------             ------------------------
                                                               2002            2001                2002              2001
                                                              -------         -------             -------          -------
Net income                                                    $ 9,918         $ 8,710             $19,323          $15,019

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment                      2,361            (677)                (28)            (336)

  Change in value of derivative instruments                       383             (26)                410             (741)

   Unrealized loss on marketable securities:
      Gain (loss) arising during period                          (373)         (1,004)                 64           (1,181)
      Reclassification adjustment                                 (53)              -                (738)               -
                                                              -------         -------             -------          -------
      Unrealized loss on marketable securities                   (426)         (1,004)               (674)          (1,181)
                                                              -------         -------             -------          -------

Other comprehensive income (loss), net of tax                   2,318          (1,707)               (292)          (2,258)
                                                              -------         -------             -------          -------
Comprehensive income                                          $12,236         $ 7,003             $19,031          $12,761
                                                              =======         =======             =======          =======



                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1.  General

The Cooper Companies, Inc. ("Cooper" or "we" and similar pronouns), through its two business units, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a range of specialty contact lenses to correct visual defects, including toric lenses to correct astigmatism, cosmetic lenses to change or enhance the appearance of the eyes' natural color, aspheric lenses to improve vision in low light conditions and correct low levels of astigmatism and multifocal lenses designed to correct for presbyopia, an age-related vision defect, and lenses for patients with dry eyes. Its leading products are disposable-planned replacement toric and spherical lenses. CooperSurgical ("CSI") markets diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position as of April 30, 2002 and October 31, 2001, the consolidated results of its operations for the three and six months ended April 30, 2002 and 2001, and its consolidated cash flows for the six months ended April 30, 2002 and 2001. All of these adjustments are normal and recurring, other than any disclosed in this report.

See "Estimates and Critical Accounting Policies" in Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Note 2.  Inventories, at the Lower of Average Cost or Market

                                            April 30,        October 31,
                                              2002              2001
                                            --------         -----------
                                                  (In thousands)
Raw materials                               $12,335            $ 9,889
Work-in-process                              11,938              8,491
Finished goods                               48,908             32,773
                                            -------            -------
                                            $73,181            $51,153
                                            =======            =======

Our inventory balance at April 30, 2002 includes about $16.6 million of inventory purchased in acquisitions completed in the current fiscal year.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 3.  New Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on November 1, 2001. In accordance with the requirements of SFAS 142, during the six months ended April 30, 2002, we:

o Evaluated the balance of goodwill and other intangible assets recorded on our consolidated balance sheet as of October 31, 2001. Apart from goodwill, no reclassifications were required to conform to the new criteria for recognition.
o Reassessed the useful lives and residual values of all acquired intangible assets. No amortization period adjustments were required, and we had no intangible assets (other than goodwill) with indefinite useful lives.
o Determined that the reporting units to be used to test for goodwill impairment in accordance with SFAS 142 were CooperVision and CooperSurgical.
o Determined that the fair value of each reporting unit exceeded its carrying value. Accordingly, none of our goodwill was impaired.

As required by SFAS 142, we will perform an updated evaluation of our goodwill effective May 1, 2002, and report the results in our Form 10-Q for our third fiscal quarter ended July 31, 2002.

Pro Forma Earnings Per Share ("EPS"): We adopted SFAS 142 November 1, 2001. Accordingly, we no longer amortize goodwill. Actual information for the 2002 periods and pro forma EPS for the 2001 periods is shown below:

                                                              Three Months Ended              Six Months Ended
                                                                  April 30,                       April 30,
                                                        -------------------------         ------------------------
                                                          2002              2001            2002            2001
                                                        --------          -------         --------        --------
                                                                (In thousands, except for earnings per share)
Net income                                                $ 9,918         $ 8,710          $19,323          $15,019
Add back goodwill amortization*                                 -             665                -            1,350
                                                          -------         -------          -------          -------
Pro forma net income                                      $ 9,918         $ 9,375          $19,323          $16,369
                                                          =======         =======          =======          =======

Basic earnings per share                                  $  0.65         $  0.64          $  1.27          $  1.12
                                                          =======         =======          =======          =======
Diluted earnings per share                                $  0.64         $  0.62          $  1.24          $  1.09
                                                          =======         =======          =======          =======

Weighted average common shares                             15,243          14,717           15,226           14,603
                                                          =======         =======          =======          =======
Denominator for diluted earnings per share                 15,564          15,124           15,548           14,976
                                                          =======         =======          =======          =======

* Net of tax, assuming an effective tax rate of 27%.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 4.  Intangible Assets

                                                                                  As of April 30, 2002
                                                                     ----------------------------------------
                                                                     Gross Carrying              Accumulated
                                                                          Amount                 Amortization
                                                                          ------                 ------------
                                                                                     (In thousands)
Other Intangible Assets
Trademarks                                                               $   578                   $  131
Patents                                                                   12,711                    4,017
License and distribution rights                                            9,329                    1,281
Other                                                                        150                       20
                                                                         -------                   ------
                                                                         $22,768                   $5,449
                                                                         =======                   ======

Estimated annual amortization expense is about $1.4 million for each of the years in the five-year period ended October 31, 2006.

                                                        (In thousands)
Goodwill
Balance as of November 1, 2001                             $131,732
Goodwill acquired in first six months                        69,138
Other adjustments*                                             (873)
                                                           --------
                                                           $199,997
                                                           ========

* Primarily translation differences in goodwill denominated in foreign currency.

Note 5.  Acquisitions

Biocompatibles: On February 28, 2002, Cooper completed the acquisition of the contact lens business of Biocompatibles International plc. ("Biocompatibles"), comprised of its wholly owned subsidiaries Hydron Limited ("Hydron"), Biocompatibles Eye Care Inc. ("BE Inc.") and Biocompatibles Canada Inc. ("BE Canada"). Under an International Share Sale Agreement (the "Sale Agreement") dated January 15, 2002, among Biocompatibles, Cooper and Cooper's wholly owned subsidiary Aspect Vision Holdings Limited ("AVH"), Biocompatibles sold all of the outstanding shares of Hydron to AVH and all of the outstanding shares of BE Inc. and BE Canada to Cooper. The Biocompatibles results have been included in our financial statements from the date of the acquisition.

Biocompatibles had worldwide revenue in calendar 2001 of about $70 million, about 70% outside of North America. The Proclear line of products, manufactured with proprietary technology that helps enhance tissue-device compatibility, accounted for about 45% of revenue. Biocompatibles Proclear family of soft contact lenses includes the Proclear Compatibles monthly replacement sphere and toric lenses, the Proclear conventional six-month planned replacement lens and the Proclear Tailor Made Toric, a custom toric product that complements CVI's toric market position. Biocompatibles products include products acquired from International Hydron in March 2000, including a line of non-Proclear soft planned replacement sphere and toric lenses and a line of conventional soft contact lenses. Revenue for the Hydron products declined about

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


10% in 2001. In North America, CVI plans to continue Biocompatibles practitioner-oriented marketing approach with the Proclear monthly product line. Biocompatibles products are manufactured in Norfolk, Virginia; Farnborough, United Kingdom; Adelaide, Australia and Madrid, Spain.

The aggregate consideration paid for the shares and to repay outstanding indebtedness of the acquired business was 'L'68 million (about $97 million) plus transaction costs. In the initial purchase price allocation (pending an independent valuation), $60.8 million has been ascribed to goodwill, which is not being amortized, and other intangible assets of $3.8 million being amortized over 8 years. The initial purchase price allocation also included $14.4 million of working capital (including $11.8 million of accrued acquisition costs) and $19.6 million of property, plant and equipment. Cooper paid 'L'24 million
(about $34 million) in cash at closing, from its existing line of credit, and it and AVH issued promissory notes in an aggregate principal amount of 'L'44 million (about $62.2 million) to Biocompatibles, maturing on November 15, 2002 and bearing interest at 5% per annum. The notes could be prepaid at any time at the option of Cooper and AVH without penalty. We negotiated an expanded bank credit facility which was completed May 1, 2002, and part of the proceeds was used to repay the notes.

The following unaudited pro forma consolidated condensed results of operations for the three- and six-month periods ended April 30, 2002 and 2001 are presented as if Biocompatibles had been acquired at the beginning of each period presented. The unaudited pro forma information is not indicative of either the results of operations that would have occurred if Biocompatibles had been purchased during the periods presented or of future results of the combined operations. Pro forma net income does not include goodwill amortization expense in any period. We used a 27% effective rate for all periods.

Amounts ($000)
                                                Three Months Ended                    Six Months Ended
                                                     April 30,                            April 30,
                                              ----------------------             ------------------------
                                                2002         2001                  2002           2001
                                              Pro Forma    Pro Forma             Pro Forma      Pro Forma
                                              ---------    ---------             ---------      ---------
Net operating revenue                          $77,910      $ 75,106             $154,663       $141,974
                                               =======      ========             ========       ========
Net income                                     $ 9,788      $  6,413             $ 20,212       $ 10,382
                                               =======      ========             ========       ========
Shares outstanding for:
    Basic EPS                                   15,243        14,717               15,226         14,603
                                               =======      ========             ========       ========
    Diluted EPS                                 15,564        15,124               15,548         14,976
                                               =======      ========             ========       ========
EPS:
    Basic                                      $  0.64      $   0.44             $   1.33       $   0.71
                                               =======      ========             ========       ========
    Diluted                                    $  0.63      $   0.42             $   1.30       $   0.69
                                               =======      ========             ========       ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Norland Medical Systems: On April 15, 2002, CSI acquired the bone densitometry business of Norland Medical Systems ("Norland").

Norland's densitometry products, which are used in the evaluation of osteoporosis, had sales of $8.5 million in 2001. CSI plans to maintain operations at the Norland facility in Fort Atkinson, Wisconsin, and will continue to use the Norland brand name. CSI has been a distributor of these products since November 2000.

The Norland bone densitometry business features both peripheral and central bone density measurement systems.

Cooper paid $3.5 million at closing, net of $1.5 million held back against representations and warranties, and may pay additional amounts not to exceed a maximum purchase price of $12 million based on performance over three years. The initial purchase price allocation ascribed $6.4 million to goodwill, ($2.2) million of working capital (including accrued acquisition costs of $1.6 million), $200,000 of net property, plant and equipment and $600,000 of deferred tax assets.

Note 6.  Debt

                                                       April 30,         October 31,
                                                         2002                2001
                                                       -------             -------
                                                              (In thousands)
Short-Term:
Biocompatibles notes                                   $63,939             $     -
Notes payable to banks                                   5,497               6,312
Current portion of long-term debt                       24,334               1,937
                                                       -------             -------
                                                       $93,770             $ 8,249
                                                       =======             =======
Long-Term:
Promissory notes - Aspect                              $20,762             $20,714
KeyBank line of credit                                  61,968              28,955
Aspect Vision bank loans                                 5,446               5,019
County of Monroe Industrial Development
   Agency ("COMIDA") bond                                2,065               2,175
Capitalized leases                                       4,676               5,338
Other                                                      207                 289
                                                       -------             -------
                                                        95,124              62,490
Less current installments                               24,334               1,937
                                                       -------             -------
                                                       $70,790             $60,553
                                                       =======             =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


KeyBank Line of Credit: At April 30, 2002, we had $6.2 million available under the KeyBank line of credit.

(In millions)
Amount of line                                                           $75.0
Outstanding loans                                                        (68.8)*
                                                                         -----
Available                                                                $ 6.2
                                                                         =====

* Includes $6.8 million in letters of credit backing other debt.

See Note 12, "Subsequent Events" under "Bank Credit Facility" for disclosure regarding a new bank credit agreement we entered into on May 1, 2002, and the repayment of the KeyBank line of credit noted above.

Note 7.  Earnings Per Share ("EPS")

(In thousands, except for per share amounts)
                                                      Three Months Ended                      Six Months Ended
                                                            April 30,                             April 30,
                                                   -------------------------             --------------------------
                                                     2002              2001                2002               2001
                                                     ----              ----                ----               ----
Net income                                         $ 9,918           $ 8,710             $19,323            $15,019
                                                   =======           =======             =======            =======
Basic:
Weighted average common shares                      15,243            14,717              15,226             14,603
                                                   =======           =======             =======            =======
Basic earnings per share                           $  0.65           $  0.59             $  1.27            $  1.03
                                                   =======           =======             =======            =======
Diluted:
Weighted average common shares                      15,243            14,717              15,226             14,603

Add dilutive securities:
Stock options                                          321               407                 322                373
                                                   -------           -------             -------            -------
Denominator for diluted earnings
  per share                                         15,564            15,124              15,548             14,976
                                                   =======           =======             =======            =======
Diluted earnings per share                         $  0.64           $  0.58             $  1.24            $  1.00
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

                                             Three Months Ended                          Six Months Ended
                                                   April 30,                                 April 30,
                                      ---------------------------------         ----------------------------------
                                           2002                2001                  2002                 2001
                                      -------------       -------------         -------------        -------------
Number of shares excluded                   527,750             238,000               527,750              299,580
                                      =============       =============         =============        =============
Range of exercise prices              $47.85-$62.21       $43.20-$62.21         $47.85-$62.21        $39.25-$62.21
                                      =============       =============         =============        =============

Note 8.  Income Taxes

The effective tax rate ("ETR") for the provision for income taxes of $7.2 million for the six months ended April 30, 2002 was 27%. Adjusting the 2002 six-month period ETR to 27% from the prior quarter's 29% resulted in an ETR of 25% for the three-months ended April 30, 2002. The ETR is based on full fiscal year projections for income from continuing operations. The ETR used to record the provision for income taxes of $7.2 million for the six months ended April 30, 2001 was 32.3%. Adjusting the 2001 six-month period ETR to 32.3% from 33.5% resulted in an ETR of 31.3% for the second quarter of 2001.

Note 9.  Commitments and Contingencies

Pending Litigation: On April 20, 2001, Wesley Jessen Corporation ("WJ") filed a lawsuit against CooperVision, Inc. in the United States District Court for the Central District of California, CV-01-03678. The lawsuit alleges that CooperVision's Frequency Colors opaque contact lenses (sold under the name Expressions in the United States) infringe on WJ's United States Patent No. 5,414,477 ("477 Patent") and seeks an injunction and damages of an unspecified amount. On May 3, 2001, WJ also filed a Motion for a Preliminary Injunction to stop sales of these lenses in the United States. CooperVision responded that the asserted patent is invalid and not infringed, and that WJ is otherwise not entitled to an injunction. The Court heard WJ's Motion for a Preliminary Injunction on June 11, 2001 and subsequently denied it. On September 26, 2001, WJ amended its complaint to also allege infringement of U.S. Patent No. 4,668,240 ("240 Patent") by the same CooperVision contact lenses, seeking an injunction and damages of an unspecified amount. WJ has also filed suit against the Company in England alleging that the Company's Frequency Colors opaque lenses infringe on the 240 Patent and one other patent, and in France alleging that Frequency Colors opaque lenses infringe on yet another patent. Each of the lawsuits seeks an injunction and damages of an unspecified amount. The Company believes it does not infringe on WJ's valid patent rights used in the development and manufacture of opaque lenses, and will vigorously defend these actions. The trial in the UK suit is scheduled for late July 2002, and the trial in the US is scheduled for mid-October 2002.

Revenue from products that include the disputed technology was $2.3 million in 2001 and was approximately $2.1 million for the first six months ended April 30, 2002.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Patent License Agreement: On February 13, 2002, we renegotiated the terms of a license agreement between CVI and certain former shareholders of Aspect. The renegotiated agreement calls for a fixed license fee of 'L'21.4 million
(about $31 million) including interest, due in quarterly installments, which escalate 5% annually, over an eight-year term. Previously, payments were based on levels of revenue.

Note 10.  Cash Dividends

We paid a semiannual dividend of 5 cents per share on January 4, 2002 to holders of record on December 14, 2001.

On May 16, 2002, we declared a semiannual dividend of 5 cents per share, payable on July 3, 2002 to stockholders of record on June 13, 2002, consistent with our plan to pay annual dividends of 10 cents per share.

Note 11.  Business Segment Information

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

Segment information (in thousands):

                                         Three Months Ended               Six Months Ended
                                              April 30,                       April 30,
                                      -----------------------        ------------------------
                                        2002            2001            2002            2001
                                      -------         -------        --------        --------
Sales to external customers:
   CVI                                $56,108         $44,041        $ 98,247        $ 80,435
   CSI                                 15,802          13,141          31,775          26,723
                                      -------         -------        --------        --------
                                      $71,910         $57,182        $130,022        $107,158
                                      =======         =======        ========        ========
Operating income:
   CVI                                $12,313         $12,946        $ 23,632        $ 22,374
   CSI                                  4,053           2,277           7,586           4,114
   Corporate                           (1,683)         (1,593)         (3,428)         (3,193)
                                      -------         -------        --------        --------
Total operating income                 14,683          13,630          27,790          23,295
   Interest expense                    (1,441)           (901)         (2,334)         (1,900)
   Other income (expense), net            (18)            (49)          1,018             777
                                      -------         -------        --------        --------
Income before income taxes            $13,224         $12,680        $ 26,474        $ 22,172
                                      =======         =======        ========        ========

                                                                     April 30,      October 31,
                                                                       2002            2001
                                                                     --------       ----------
Identifiable assets:
   CVI                                                               $372,587        $246,563
   CSI                                                                 94,450          87,056
   Corporate                                                           64,894          63,230
                                                                     --------        --------
Total                                                                $531,931        $396,849
                                                                     ========        ========
Goodwill:
   CVI                                                               $147,175        $ 85,107
   CSI                                                                 52,822          46,625
                                                                     --------        --------
Total                                                                $199,997        $131,732
                                                                     ========        ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Geographic information (in thousands):

                                                 Three Months Ended                   Six Months Ended
                                                      April 30,                          April 30,
                                            ---------------------------         --------------------------
                                              2002                2001            2002              2001
                                            -------             -------         --------          --------
Sales to external customers by
country of domicile:
   United States                            $47,144             $43,985         $ 89,307          $ 81,651
   Europe                                    20,780               9,483           33,178            18,453
   Canada                                     3,986               3,714            7,537             7,054
                                            -------             -------         --------          --------
Total                                       $71,910             $57,182         $130,022          $107,158
                                            =======             =======         ========          ========


                                                                                April 30,         October 31,
                                                                                  2002               2001
                                                                                --------          ----------
Long-lived assets by country of domicile:
   United States                                                                $148,851          $ 80,735
   Europe                                                                        154,827           123,742
   Canada                                                                          2,130             2,173
                                                                                --------          --------
Total                                                                           $305,808          $206,650
                                                                                ========          ========

Note 12.  Subsequent Events

Acquisition of Ackrad Laboratories: On May 21, 2002, CSI acquired privately held Ackrad Laboratories, Inc., a developer and manufacturer of disposable medical devices used primarily in the assessment of infertility and other gynecologic disorders.

We paid $12 million at closing for Ackrad, net of $1 million held back against representations and warranties. Ackrad had revenue of $5.3 million in 2001. Cooper expects that the acquisition will be accretive to earnings per share by the end of its first 12 months as a part of CSI.

Ackrad's principal product, which accounts for about 65 percent of its revenue, is the H/S Elliptosphere Catheter, used in hysterosalpingography and saline contrast hysterosonography, the noninvasive assessment of the female reproductive anatomy. It is used primarily for fertility studies, and also to assess abnormal uterine bleeding and pelvic pain.

Bank Credit Facility: On May 1, 2002, Cooper successfully syndicated a $225 million bank credit facility. The facility is comprised of a $75 million five-year term loan with an interest only payment in the first year then fully amortized in the next four years, and a $150 million three-year revolving credit facility. KeyBank is the agent for the eleven-bank syndication.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)


Cooper plans to use the facility to repay the Biocompatibles and Aspect notes, and for general corporate purposes, capital expenditures and acquisitions. At closing, Cooper paid off $62 million under its existing line of credit and 'L'44 million ($62.2 million) in notes owed to Biocompatibles International plc as a result of Cooper's purchase of Biocompatibles Eye Care, Inc., completed on February 28, 2002. A total of $21 million of the revolving credit facility is reserved to retire loans due in December 2002 to note holders of Aspect Vision Care, Ltd., a contact lens business that the Company purchased in December 1997.

Interest rates under the new facility are based on LIBOR plus additional basis points predicated on Cooper's ratio of debt to its earnings before interest, taxes, depreciation and amortization (EBITDA.) These range from 125 to 225 basis points for the term loan and from 100 to 200 basis points for the revolver. At the Company's option, it can choose to pay a base rate that is within a range above the prime rate.

The credit agreement limits Cooper's debt to no more than 50 percent of total capitalization, and dividends to $1.25 million per quarter and requires the ratio of EBITDA to fixed charges (as defined in the agreement) to be at least
1.3 to 1.

At April 30, 2002, Cooper's debt was approximately 37 percent of total capitalization, and its ratio of EBITDA to fixed charges was approximately 2.0 to 1.

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


                              Results of Operations

In this section we discuss the results of our operations for the second quarter and six months of fiscal 2002 and compare them with the same periods of fiscal 2001. We discuss our cash flows and current financial condition beginning on page 25 under "Capital Resources and Liquidity."

Second Quarter Highlights vs. 2001's Second Quarter:

o Sales up 26% to $71.9 million.
o Gross profit up 18%; margin down 5 percentage points to 61% of revenue.
o Operating income up 8% to $14.7 million.
o Diluted earnings per share up 10% to 64 cents from 58 cents.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Six-Month Highlights:

o Sales up 21% to $130 million.
o Gross profit up 16% on margin of 63%, down 3 percentage points from last year.
o Operating income up 19% to $27.8 million.
o Diluted earnings per share from continuing operations up 24% to $1.24 from $1.00.

Selected Statistical Information - Percentage of Sales and Growth

                                            Percent of Sales                         Percent of Sales
                                           Three Months Ended                        Six Months Ended
                                               April 30,                                 April 30,
                                           ------------------           %            ----------------          %
                                           2002         2001         Growth          2002        2001        Growth
                                           ----         ----         ------          ----        ----        ------
Net sales                                  100%         100%           26%           100%        100%           21%
Cost of sales                               39%          34%           41%            37%         34%           33%
Gross profit                                61%          66%           18%            63%         66%           16%
Selling, general and administrative         39%          38%           29%            40%         40%           19%
Research and development                     1%           2%            2%             1%          2%            -%
Amortization                                 1%           2%           (67%)           1%          2%          (71%)
Operating income                            20%          24%            8%            21%         22%           19%

Net Sales: Cooper's two business units, CooperVision ("CVI") and CooperSurgical ("CSI") generate all its revenue:

o CVI markets a broad range of soft contact lenses for the vision care market worldwide.

o CSI markets diagnostic products, surgical instruments and accessories for the gynecological market, primarily in the U.S.

Cooper's consolidated revenue grew $14.7million (26%) and $22.8 million (21%), respectively, in the three- and six-month periods:

                      Three Months Ended                         Six Months Ended
                           April 30,                                April 30,
               ---------------------------------      --------------------------------------
                2002         2001        % Incr.      2002            2001          % Incr.
                ----         ----        -------      ----            ----          -------
                                             ($ in millions)
CVI            $56.1        $44.0          27%       $ 98.2          $ 80.4           22%
CSI             15.8         13.1          20%         31.8            26.8           19%
               -----        -----                    ------          ------
               $71.9        $57.2          26%       $130.0          $107.2           21%
               =====        =====                    ======          ======

CVI Revenue: Practitioner and patient preferences in the worldwide contact lens market continue to shift away from conventional lenses that are designed for annual replacement to disposable and frequently replaced lenses. Disposable lenses are designed for either daily or for two-week wear; frequently replaced lenses are replaced after one to three months. We refer to the combination of disposable and frequently replaced lenses as "DPR" lenses in this report.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


CVI's revenue growth is driven by volume rather than by price. Our average selling price on a per lens basis is decreasing, reflecting increased sales of DPR lenses, which are marketed in multiple lens packages. This is an industry trend. Cooper's worldwide DPR product net sales grew 30% and 26% in the three- and six-month periods, respectively.

Soft Lens Revenue: CVI's worldwide soft contact lens revenue -- all revenue except royalty revenue and miscellaneous items -- grew 33% and 26% for the three- and six-month periods, respectively. Excluding revenue from Biocompatibles Eye Care, Inc., which we acquired on February 28, 2002, total soft lens revenue grew 4% during the second quarter and 10% for the first half of the year. Sales in the second quarter of 2001 included a $2.2 million initial stocking order from Rohto Pharmaceuticals, CVI's marketing partner in Japan. This order was not repeated in the second quarter 2002. Excluding the Rohto 2001 order, second quarter soft lens revenue (excluding Biocompatibles) increased 9% in the quarter and 14% year to date.

Soft lens revenue includes sales of both spherical lenses and specialty lens products -- toric, aspheric, cosmetic, multifocal lenses and lenses for patients with dry eyes:

o    Toric lenses are prescribed to correct for astigmatism;
o Aspheric lenses help improve visual acuity in lowlight conditions and correct low levels of astigmatism;
o Cosmetic lenses are opaque and color enhancing lenses that change eye appearance;
o Proclear lenses help enhance tissue-device compatibility for patients experiencing mild discomfort relating to dryness during lens wear; and
o Multifocal lenses are designed to correct presbyopia, an age-related vision defect.

Total Reported CVI Revenue:


                             Second                            Six
Segment                   Quarter 2002  % Total  Growth    Months 2002   % Total  Growth
-------                   ------------  -------  ------    -----------   -------  ------
                                                 ($ in millions)
U.S.                         $29.9        54%     15%         $54.6        56%      12%
International                 23.7        42%     64%          38.3        39%      54%
                             -----       ---                  -----       ---
Soft lens revenue             53.6        96%     33%          92.9        95%      26%
Miscellaneous revenue          2.5         4%    (31%)          5.3         5%     (22%)
                             -----       ---                  -----       ---
                             $56.1       100%     27%         $98.2       100%      22%
                             =====       ===                  =====       ===

The 64% and 54% growth in international revenue, from $14.4 million and $24.9 million to $23.7 million and $38.3 million in the three- and six-month periods, respectively, was driven by Biocompatibles product sales of $8.9 million in the international area. Our initial stocking order to Rohto made in the second quarter 2001 also significantly impacted the comparative amounts for the international market. Excluding the Biocompatibles sales from 2002 and the $2.2 million Rohto order in 2001, international growth was 23% and 30% for the three- and six-month periods, respectively.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Revenue in the United States grew 15% in the quarter and 12% in the six-month period. Excluding Biocompatibles, U.S. revenue grew 4% and 6%, respectively. Excluding Biocompatibles, specialty lenses grew 7% and 10% in the three- and six-month periods. DPR lenses (the majority of which are specialty lenses) grew 11% and 12% for the three- and six-month periods and now account for over 80% of CVI's U.S. business.

CSI Revenue: CSI's second quarter revenue increased 20% to $15.8 million and is up 19% year to date. Organic growth from existing gynecology products in the second quarter was about 10%. The balance of the growth primarily comes from the acquisition of Medscand Medical AB and Medscand (USA), Inc. on August 21, 2001, and the LuMax product line from MedAmicus on April 25, 2001.

Cost of Sales/Gross Profit: Gross profit as a percentage of sales ("margin") was:

                                      Margin %                               Margin %
                                 Three Months Ended                      Six Months Ended
                                      April 30,                              April 30,
                              -------------------------               ------------------------
                              2002                 2001               2002                2001
                              ----                 ----               ----                ----
CVI                            63%                  69%                66%                 70%
CSI                            55%                  55%                54%                 54%
Consolidated                   61%                  66%                63%                 66%

CVI's margin for the second quarter of fiscal 2002 declined to 63% from 69% for the second quarter last year primarily because a higher percentage of our sales are now generated through distributors outside the United States. Because distributors incur sales and marketing expenses on our behalf, our sales to them generate gross margins below those we generate by direct sales to optometrists, ophthalmologists and retail chains. Corresponding lower operating expenses associated with our sales to distributors offset the lower gross margin. Accordingly, we expect that CVI's operating income as a percentage of revenue will remain at traditional levels as this mix shift continues. In addition, we expect that Biocompatibles' margin will improve as we integrate the business and gain additional manufacturing efficiencies.

At CSI, margin for the second quarter at 55% was consistent with the second quarter 2001, as the negative effect of recent acquisitions was offset by favorable product mix. We expect that acquisitions will continue to decrease margin, but as they become fully integrated, we will gain additional manufacturing efficiencies and the margin will improve.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Selling, General and Administrative ("SGA") Expense:

                                Three Months Ended                                Six Months Ended
                                      April 30,                                       April 30,
                     ------------------------------------------          --------------------------------------
                       2002              2001           % Incr.            2002          2001           % Incr.
                     --------          --------         -------          --------      --------         -------
                                                            ($ in millions)
CVI                     $22.3             $16.1            38%              $39.1         $31.4             24%
CSI                       4.2               4.1             4%                8.9           8.6             3%
Headquarters              1.7               1.6             6%                3.4           3.2             7%
                        -----             -----                             -----         -----
                        $28.2             $21.8             29%             $51.4         $43.2            19%
                        =====             =====                             =====         =====

Consolidated SGA increased 29% and as a percentage of revenue increased from 38% to 39% for the three-month periods and remained flat at 40% for the six-month period. SGA at CSI included about $700,000 of costs incurred in the first quarter 2001 to complete the integration of Leisegang and MedaSonics. Without these costs, CSI's SGA decreased to 28% from 29% of sales in the 2002 six-month period. CVI's SGA increased 38% and 24% in the three- and six-month periods, respectively, primarily because of the acquisition of Biocompatibles. We expect CVI's SGA as a percentage of revenue to decline as we integrate Biocompatibles.

Research and Development ("R&D") Expense: We expect R&D spending to remain a low percentage of revenue, as Cooper plans to continue to acquire products that do not require large expenditures before introduction. Most of our R&D expense relates to costs of clinical and regulatory and other development activities rather than basic research.

Amortization of intangibles: Amortization expense decreased to $392,000 and $700,000 in the three and six months of fiscal 2002 from $1.2 million and $2.4 million in last year's three- and six-month periods, primarily because following our adoption of SFAS 142 (see Notes 3 and 4), we no longer amortize goodwill. Goodwill amortization included in fiscal 2001 results was $911,000 and $1.8 million in the three- and six-month periods, respectively.

Operating Income: Operating income improved by $1.1 million, or 8%, and $4.5 million, or 19%, for the three- and six-month periods:

                                  Three Months Ended                                 Six Months Ended
                                        April 30,                                        April 30,
                         ------------------------------------            --------------------------------------
                          2002            2001          Incr.             2002            2001            Incr.
                         ------          ------         -----            ------          ------           -----
                                                            ($ in millions)
   CVI                    $12.3            $12.9         ($0.6)            $23.6           $22.4         $  1.2
   CSI                      4.1              2.3           1.8               7.6             4.1            3.5
   Headquarters            (1.7)            (1.6)         (0.1)             (3.4)           (3.2)          (0.2)
                          -----            -----        ------             -----           -----         ------
                          $14.7            $13.6        $  1.1             $27.8           $23.3         $  4.5
                          =====            =====        ======             =====           =====         ======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Interest Expense: Interest expense increased $540,000, or 60%, in the three-month period and $434,000, or 23%, in the six-month period, primarily due to increased borrowings for acquisitions, partially offset by lower interest rates.

Other Income (Expense), Net:

                                     Three Months Ended          Six Months Ended
                                         April 30,                   April 30,
                                     ------------------         -------------------
                                     2002         2001          2002           2001
                                     ----         ----          ----           ----
                                                   (In thousands)
Interest income                     $  43          $111        $   78          $273
Foreign exchange                     (154)         (134)         (174)         (183)
Gain on sale of Quidel stock          100            --         1,128            --
Gain on Litmus/Quidel
   transaction                         --            --            --           719
Other                                  (7)          (26)          (14)          (32)
                                    -----          ----        ------          ----
                                    $ (18)         $(49)       $1,018          $777
                                    =====          ====        ======          ====

In the first quarter of 2001, Quidel Corporation ("Quidel") acquired Litmus Concepts, Inc. ("Litmus") through an exchange of common stock. Cooper held a preferred equity position in Litmus, which equated to approximately a 10 percent ownership. As a result of this transaction, we received common shares of Quidel, and we recorded a gain of $719,000, as the market value of the Quidel shares received exceeded the carrying value of our investment in Litmus. In the first six months of fiscal 2002, we sold 542,000 shares of Quidel stock (about 50% of our holding), realizing a gain of approximately $1.1 million. The Company may receive additional shares out of escrow, after deductions made to satisfy claims. The shares we receive will be carried at their fair value on the date received.

Interest income for the first half of fiscal 2002 was $195,000, or 71%, lower than the prior year's comparable period, as we have made substantial payments to reduce debt and fund acquisitions. Additionally, interest rates on our invested funds were substantially lower, due to rate reductions by the Federal Reserve Board over the past year.

Provision for Income Taxes: We estimate that our effective tax rate ("ETR") - provision for income taxes as a percentage of income before income taxes - for fiscal 2002 will be 27%, down from 32% used for the six-month period ended April 30, 2001, and fiscal 2001's actual ETR of 29%. Our ETR estimate changed in the second quarter from 29% to 27%. When we adjusted the year-to-date ETR to 27%, it resulted in an ETR for the second quarter of 2002 of 25%. The reduction of our ETR resulted from a higher percentage of our income coming from our international operations (including the international operations of Biocompatibles). Our ETR is based on our estimate for the full year. Assuming no major acquisitions, we expect our ETR to continue to decline, and we expect our ETR to be about 26% in fiscal 2003.

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

The stock of those subsidiaries is now owned by a single foreign holding company, which centrally directs much of the activities of those subsidiaries. The foreign holding company has applied for and received the benefits of a reduced tax rate under a special tax regime available in its country of residence. On February 28, 2002, the Company acquired Biocompatibles. Assuming no other major acquisitions or large stock issuances, we currently expect that this plan will extend the cash flow benefits of the existing NOLs through 2004, and that actual cash payments of taxes will average less than 5% of pretax profits over this period. After 2004, actual cash payments of taxes are expected to average less than 25% of pretax profits.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


                          Capital Resources & Liquidity

Second Quarter Highlights:

o Operating cash flow $20.5 million vs. $7.6 million in 2001's second quarter.
o "Cash flow" (pretax income from continuing operations plus depreciation and amortization) per diluted share $1.05 vs. $1.01 in 2001's second quarter.
o    Cash payments for acquisitions totaled $40 million.
o Expenditures for purchases of property, plant and equipment ("PP&E") $5.7 million vs. $3.9 million in 2001's second quarter.

Six-Month Highlights:

o Operating cash flow $24.7 million vs. $10.1 million in the first half of 2001.
o    Cash flow per diluted share $2.04 vs. $1.82 in the first half of 2001.
o    Cash payments for acquisitions totaled $45.4 million.
o Expenditures for purchases of PP&E $12 million vs. $7.2 million in the first half of 2001.

Comparative Statistics (Dollars in millions, except per share amounts):

                                                         April 30, 2002         October 31, 2001
Cash and cash equivalents                                     $17.0                   $12.9
Total assets                                                  $531.9                  $396.8
Working capital                                               $17.9                   $87.2
Total debt                                                    $164.6                  $68.8
Stockholders' equity                                          $276.6                  $256.3
Ratio of debt to equity                                       0.60:1                  0.27:1
Debt as a percentage of total capitalization                  37%                     21%
Operating cash flow - twelve months ended                     $40.2                   $25.6
Cash flow per diluted share - twelve months ended             $4.36                   $4.14

Operating Cash Flows: Our major source of liquidity continues to be cash flow provided by operating activities, which totaled $24.7 million in the first half of fiscal 2002 and $40.2 million over the twelve-month period ended April 30, 2002.

Cooper recently improved its receivable collections following difficulties caused by the installation of a new enterprise reporting system at CVI. These problems resulted in an unusually high level of Day of Sales Outstanding ("DSO's") at the end of 2001 and the first quarter of 2002. At the end of the current quarter, Cooper's DSO's (excluding the newly acquired operations of Biocompatibles and Norland Medical) were 73 days, down 15% from 86 days at the end of the first quarter. We expect that DSO's will return to their target level of 70 to 72 days by the end of the fiscal year.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Major uses of cash for operating activities included payments of $4 million on a previously accrued dispute settlement with Medical Engineering Corporation, $1.8 million to fund entitlements under Cooper's bonus plans in the first quarter and $1.7 million in interest payments in the six-month period.

Investing Cash Flows: The cash outflow of $53.3 million from investing activities was driven by capital expenditures of $12 million and payments of $45.4 million on acquisitions including a final earn-out payment of $3.9 million paid to former Aspect Vision Care shareholders. The cash outflow was partially offset by $4.1 million cash received from the sale of Quidel shares.

Financing Cash Flows: Financing activities provided $33.1 million of cash, required primarily to fund acquisitions. The additional cash received was provided under our $75 million line of credit and $2 million from stock option exercises. We also paid dividends on our common stock of $761,000 in the first fiscal quarter of 2002.

Outlook: We believe that cash and cash equivalents on hand of $17 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. At April 30, 2002, we had $6.2 million available under the prior KeyBank line of credit. We funded the cash required for the initial payments for the Biocompatibles acquisition (see
Note 5) via cash on hand and borrowings under our prior line of credit. We negotiated an expanded bank credit facility (see Note 12), which was used to repay notes issued to Biocompatibles shareholders (see Note 5).


                   Estimates and Critical Accounting Policies

Estimates and judgments made by Management are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Actual results may be different from estimated amounts included in our financial statements. We believe that the following critical accounting policies address the significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP:

o Revenue recognition - In general, we recognize revenue upon shipment of our products, when risk of ownership transfers to our customers. We record, based on historical statistics, appropriate provisions for shipments to customers who have the right of return.

o Adequacy of allowance for doubtful accounts - In accordance with GAAP, our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables, complemented by individual knowledge of our customers. If and when our analyses indicate, we increase or decrease our allowance accordingly.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded


o Net realizable value of inventory - GAAP states that inventories be stated at the lower of cost or market, or "net realizable value." On an ongoing basis, we review the carrying value of our inventories, measuring number of months on hand and other indications of salability and reduce the value of inventory if there are indications that the carrying value is greater than market.

o Valuation of goodwill - We evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statements of Financial Accounting Standards 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" (see Note 3).


                                 Risk Management

We are exposed to risks caused by changes in foreign exchange, principally pound sterling denominated debt, and from operations in foreign currencies. We have hedged most of the debt by entering into contracts to buy sterling forward. We are also exposed to risks associated with changes in interest rates, as the interest rate on the majority of our debt varies with the London Interbank Offered Rate.


                                   Trademarks

Frequency'r', Frequency'r' Colors, Expressions'r', Proclear'r' and H/S Ellptosphere'r' Catheter are registered trademarks of The Cooper Companies, Inc., its affiliates and subsidiaries or both.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 3. Quantitative and Qualitative Disclosure About Market Risk


See "Risk Management" under Capital Resources and Liquidity in Item 2 of this report.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The information required by this item is incorporated herein by reference to "Pending Litigation" under Note 9 of Notes to Consolidated Condensed Financial Statements in Part I, Item I of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Stockholders was held on March 26, 2002.

Each of the eight individuals nominated to serve as directors of the Company was elected:

    Director                                          Shares For             Shares Against
    --------                                          ----------             --------------
    A. Thomas Bender                                  12,981,492                 732,146
    Michael H. Kalkstein                              13,506,758                 206,890
    Moses Marx                                        13,646,299                  67,349
    Donald Press                                      13,646,488                  67,160
    Steven Rosenberg                                  13,506,699                 206,949
    Allan E. Rubenstein, M.D.                         13,646,538                  67,110
    Robert S. Weiss                                   13,645,670                  67,978
    Stanley Zinberg, M.D.                             13,506,470                 207,178

Stockholders ratified the appointment of KPMG LLP as Cooper's independent certified public accountants for the fiscal year ending October 31, 2002. A total of 13,202,009 shares were voted in favor of the ratification, 501,348 shares were voted against it and 10,291 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.

   Exhibit
   Number                  Description
   ------                  -----------
   11*                     Calculation of Earnings Per Share

   10.1                    Bank Credit Agreement

   * The information called for in this exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

   (b) Cooper filed the following reports on Form 8-K during the period from February 1, 2002 to April 30, 2002.

   Date of Report          Item Reported
   --------------          -------------
   February 27, 2002       Item 2.  Acquisition or Disposition of Assets and Item 5. Other Events
   February 28, 2002       Item 7.  Financial Statements and Exhibits
   March 22, 2002          Item 5.  Other Events
   April 15, 2002          Item 5.  Other Events

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


                                              The Cooper Companies, Inc.
                                   ---------------------------------------------
                                                  (Registrant)



Date: June 13, 2002                            /s/ Stephen C. Whiteford
                                   ---------------------------------------------
                                         Vice President and Corporate Controller
                                           (Principal Accounting Officer)

                            STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as ..................... 'r'
The British pound sterling sign shall be expressed as ..................... 'L'