Form 10-Q
period 2002-07-31
COOPER COMPANIES INC
filed 2002-09-13
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For Quarterly Period Ended      July 31, 2002
                                    ----------------------------------


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the Transition Period from                   to
                                        -----------------    ----------------


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

                                  Yes X   No
                                     ---    ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value                           15,324,757 Shares
----------------------------                    ------------------------------
            Class                               Outstanding at August 31, 2002

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

                     Consolidated Condensed Statements of Income - Three
                           and Nine Months Ended July 31, 2002 and 2001                                  3

                     Consolidated Condensed Balance Sheets - July 31, 2002
                           and October 31, 2001                                                          4

                     Consolidated Condensed Statements of Cash Flows - Nine
                           Months Ended July 31, 2002 and 2001                                           5

                     Consolidated Condensed Statements of Comprehensive
                           Income - Three and Nine Months Ended
                           July 31, 2002 and 2001                                                        6

                     Notes to Consolidated Condensed Financial Statements                                7

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                      19

  Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                  30

PART II.   OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                          31

  Item 6.    Exhibits and Reports on Form 8-K                                                           31

Signature                                                                                               32

Certifications                                                                                          33

Index of Exhibits                                                                                       34

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                      Three Months Ended            Nine Months Ended
                                                           July 31,                       July 31,
                                                   ----------------------        ------------------------
                                                     2002           2001            2002            2001
                                                   -------        -------        --------        --------
Net sales                                          $90,563        $61,365        $220,585        $168,523
Cost of sales                                       34,844         22,336          83,217          58,839
                                                   -------        -------        --------        --------
Gross profit                                        55,719         39,029         137,368         109,684
Selling, general and administrative expense         37,055         22,516          88,439          65,686
Research and development expense                     1,118          1,055           2,893           2,836
Amortization of intangibles                            565          1,457           1,265           3,866
                                                   -------        -------        --------        --------
Operating income                                    16,981         14,001          44,771          37,296
Interest expense                                     2,347            914           4,681           2,814
Other income, net                                    3,668            131           4,686             908
                                                   -------        -------        --------        --------
Income before income taxes                          18,302         13,218          44,776          35,390
Provision for income taxes                           4,941          2,857          12,092          10,010
                                                   -------        -------        --------        --------
Net income                                         $13,361        $10,361        $ 32,684        $ 25,380
                                                   =======        =======        ========        ========
Earnings per share:
         Basic                                     $  0.87        $  0.69        $   2.14        $   1.72
                                                   =======        =======        ========        ========
         Diluted                                   $  0.86        $  0.67        $   2.10        $   1.68
                                                   =======        =======        ========        ========
Number of shares used to compute earnings
  per share:
         Basic                                      15,308         14,992          15,257          14,734
                                                   =======        =======        ========        ========
         Diluted                                    15,605         15,384          15,570          15,128
                                                   =======        =======        ========        ========


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                   July 31,        October 31,
                                                                     2002             2001
                                                                  --------         --------
                                                                        (In thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                      $  8,790         $ 12,928
   Trade receivables, net                                           69,779           55,318
   Marketable securities                                             5,156            7,982
   Inventories                                                      77,444           51,153
   Deferred tax asset                                               19,991           17,308
   Other current assets                                             17,109           10,516
                                                                  --------         --------
      Total current assets                                         198,269          155,205
                                                                  --------         --------
Property, plant and equipment, net                                  93,918           61,028
Goodwill, net                                                      213,091          131,732
Other intangible assets, net                                        17,507           13,890
Deferred tax asset                                                  25,761           31,246
Other assets                                                         4,094            3,748
                                                                  --------         --------
                                                                  $552,640         $396,849
                                                                  ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                $ 32,941         $  8,249
   Accounts payable                                                 14,486           11,149
   Accrued acquisition costs                                        19,778           16,378
   Accrued income taxes                                             10,250            7,688
   Other current liabilities                                        40,370           24,509
                                                                  --------         --------
      Total current liabilities                                    117,825           67,973
Long-term debt                                                     135,342           60,553
Other liabilities                                                    4,608           12,039
                                                                  --------         --------
      Total liabilities                                            257,775          140,565
                                                                  --------         --------
Commitments and contingencies (Note 9)
Stockholders' equity:
   Common stock, $.10 par value                                      1,599            1,588
   Additional paid-in capital                                      284,238          278,459
   Accumulated other comprehensive loss                             (1,711)          (3,305)
   Retained earnings (deficit)                                      21,045          (10,112)
   Other                                                              (105)            (145)
   Treasury stock at cost                                          (10,201)         (10,201)
                                                                  --------         --------
         Total stockholders' equity                                294,865          256,284
                                                                  --------         --------
                                                                  $552,640         $396,849
                                                                  ========         ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                               July 31,
                                                                    --------------------------
                                                                        2002             2001
                                                                    ---------         --------
Cash flows from operating activities:
  Net income                                                        $  32,684         $ 25,380
  Depreciation and amortization                                         8,489            7,906
  Deferred income taxes                                                 5,955            7,329
  Net increase in working capital                                      (3,502)         (15,263)
  Net decrease in non-current liabilities                              (3,665)          (5,056)
  Net increase in non-current assets                                      (27)            (357)
                                                                    ---------         --------
Net cash provided by operating activities                              39,934           19,939
                                                                    ---------         --------
Cash flows from investing activities:
  Purchases of property, plant and equipment                          (16,962)         (11,791)
  Sale of marketable securities                                         4,382                -
  Acquisitions of businesses                                         (130,522)         (35,939)
  Other                                                                   112             (194)
                                                                    ---------         --------
Net cash used by investing activities                                (142,990)         (47,924)
                                                                    ---------         --------
Cash flows from financing activities:
  Net proceeds from/(repayments of) short-term debt                    (3,019)           1,311
  Repayments of long-term debt                                        (98,000)          (1,690)
  Proceeds from long-term debt                                        198,454            7,346
  Dividends on common stock                                            (1,527)          (1,038)
  Exercises of stock options                                            3,190           18,445
  Other                                                                    47                -
                                                                    ---------         --------
Net cash provided by financing activities                              99,145           24,374
                                                                    ---------         --------
Effect of exchange rate changes on cash and cash equivalents             (227)             271
                                                                    ---------         --------
Net decrease in cash and cash equivalents                              (4,138)          (3,340)
Cash and cash equivalents - beginning of period                        12,928           14,608
                                                                    ---------         --------
Cash and cash equivalents - end of period                           $   8,790         $ 11,268
                                                                    =========         ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                           Three Months Ended               Nine Months Ended
                                                                July 31,                         July 31,
                                                       ------------------------          ------------------------
                                                         2002             2001             2002             2001
                                                       -------          -------          -------          -------
Net income                                             $13,361          $10,361          $32,684          $25,380

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment               2,998             (227)           2,970             (563)
   Change in value of derivative instruments               (73)            (134)             337             (875)
   Minimum pension liability                              (616)               -             (616)               -
   Unrealized loss on marketable securities:
      Gain (loss) arising during period                   (417)             326             (353)            (855)
      Reclassification adjustment                           (6)               -             (744)               -
                                                       -------          -------          -------          -------
      Unrealized loss on marketable securities            (423)             326           (1,097)            (855)
                                                       -------          -------          -------          -------

Other comprehensive income (loss), net of tax            1,886              (35)           1,594           (2,293)
                                                       -------          -------          -------          -------
Comprehensive income                                   $15,247          $10,326          $34,278          $23,087
                                                       =======          =======          =======          =======

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 1.  General

The Cooper Companies, Inc. ("Cooper" or "we" and similar pronouns), through its two business units, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a range of specialty contact lenses to correct visual defects, including toric lenses to correct astigmatism, cosmetic lenses to change or enhance the appearance of the eyes' natural color, and multifocal lenses designed to correct for presbyopia, an age-related vision defect, and lenses for patients with dry eyes. Its leading products are disposable-planned replacement toric and spherical lenses. CooperSurgical ("CSI") markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position as of July 31, 2002 and October 31, 2001, the consolidated results of its operations for the three and nine months ended July 31, 2002 and 2001, and its consolidated cash flows for the nine months ended July 31, 2002 and 2001. All of these adjustments are normal and recurring, other than any disclosed in this report.

See "Estimates and Critical Accounting Policies" in Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Note 2.  Inventories, at the Lower of Average Cost or Market


                                          July 31,              October 31,
                                            2002                   2001
                                          --------              -----------
                                                  (In thousands)
Raw materials                             $12,553                $ 9,889
Work-in-process                            12,617                  8,491
Finished goods                             52,274                 32,773
                                          -------                -------
                                          $77,444                $51,153
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

o Determined that the reporting units to be used to test for goodwill impairment in accordance with SFAS 142 were CVI and CSI.

o Determined that the fair value of each reporting unit exceeded its carrying value. Accordingly, none of our goodwill was impaired.

We performed our first annual evaluation of our goodwill effective May 1, 2002, determining that the fair value of each reporting unit continued to exceed its carrying value.

Pro Forma Earnings Per Share ("EPS"): In accordance with SFAS 142, we no longer amortize goodwill. Actual information for the 2002 periods and pro forma EPS for the 2001 periods is below:


                                                            Three Months Ended                Nine Months Ended
                                                                 July 31,                          July 31,
                                                          -----------------------          ------------------------
                                                           2002             2001            2002             2001
                                                          -------         -------          -------          -------
                                                                (In thousands, except for earnings per share)
Net income                                                $13,361         $10,361          $32,684          $25,380
Add back goodwill amortization*                                 -             861                -            2,210
                                                          -------         -------          -------          -------
Pro forma net income                                      $13,361         $11,222          $32,684          $27,590
                                                          =======         =======          =======          =======

Earnings per share:
   Basic                                                  $  0.87         $  0.75          $  2.14          $  1.87
                                                          =======         =======          =======          =======
   Diluted                                                $  0.86         $  0.73          $  2.10          $  1.82
                                                          =======         =======          =======          =======

Number of shares used to compute earnings per share:
   Basic                                                   15,308          14,992           15,257           14,734
                                                          =======         =======          =======          =======
   Diluted                                                 15,605          15,384           15,570           15,128
                                                          =======         =======          =======          =======


* Net of tax, assuming a pro forma effective tax rate of 27%.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 4.  Intangible Assets

                                                                                As of July 31, 2002
                                                                     -----------------------------------------
                                                                     Gross Carrying               Accumulated
                                                                          Amount                  Amortization
                                                                     --------------               ------------
                                                                                  (In thousands)
Other Intangible Assets
Trademarks                                                              $   578                      $  137
Patents                                                                  12,711                       4,229
License and distribution rights                                           9,329                       1,620
Other                                                                       903                          28
                                                                        -------                      ------
                                                                        $23,521                      $6,014
                                                                        =======                      ======

Estimated annual amortization expense is about $1.4 million for each of the years in the five-year period ending October 31, 2006.

Goodwill                                                                                         (In thousands)
Balance as of November 1, 2001                                                                        $131,732
Net additions through July 31, 2002                                                                     79,375
Other adjustments*                                                                                       1,984
                                                                                                      --------
                                                                                                      $213,091
                                                                                                      ========

* Primarily translation differences in goodwill denominated in foreign currency.

Note 5.  Acquisitions

Biocompatibles: On February 28, 2002, Cooper acquired the contact lens business of Biocompatibles International plc. ("Biocompatibles"), comprised of its wholly owned subsidiaries Hydron Limited ("Hydron"), Biocompatibles Eye Care Inc. ("BE Inc.") and Biocompatibles Canada Inc. ("BE Canada"). Under an International Share Sale Agreement (the "Sale Agreement") dated January 15, 2002, among Biocompatibles, Cooper and Cooper's wholly owned subsidiary Aspect Vision Holdings Limited ("AVH"), Biocompatibles sold all of the outstanding shares of Hydron to AVH and all of the outstanding shares of BE Inc. and BE Canada to Cooper. The Biocompatibles results have been included in our financial statements from the date of the acquisition.

Biocompatibles had worldwide revenue in calendar 2001 of about $70 million, about 70% outside of North America. The Proclear line of products, manufactured with proprietary technology that helps enhance tissue-device compatibility, accounted for about 45% of revenue. Biocompatibles Proclear family of soft contact lenses includes the Proclear compatibles monthly replacement sphere and toric lenses, the Proclear conventional six-month planned replacement lens and the Proclear Tailor Made Toric, a custom toric product that complements CVI's toric product line. Biocompatibles products include products acquired from International Hydron in March 2000, including a line of non-Proclear soft planned replacement sphere and

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


toric lenses and a line of conventional soft contact lenses. Revenue for the Hydron products declined about 10% in 2001. In North America, CVI plans to continue Biocompatibles practitioner-oriented marketing approach with the Proclear monthly product line. Biocompatibles products are manufactured in Norfolk, Virginia; Farnborough, United Kingdom; Adelaide, Australia and Madrid, Spain.

The aggregate consideration paid for the shares and to repay outstanding indebtedness of the acquired business was 'L'68 million (about $97 million) plus transaction costs. In the initial purchase price allocation (pending an independent valuation), $60.8 million has been ascribed to goodwill, which is not being amortized, and other intangible assets of $3.8 million being amortized over 8 years. The initial purchase price allocation also included $14.4 million of working capital (including $11.8 million of accrued acquisition costs) and $19.6 million of property, plant and equipment. Cooper paid 'L'24 million
(about $34 million) in cash at closing, from its line of credit, and together with AVH issued promissory notes of 'L'44 million (about $62.2 million) to Biocompatibles, maturing on November 15, 2002 and bearing interest at 5% per annum. The notes could be prepaid at any time at the option of Cooper and AVH without penalty. We negotiated an expanded bank credit facility which was completed May 1, 2002, and used part of the proceeds to repay the notes.

The following unaudited pro forma consolidated condensed results of operations for the three-month period ended July 31, 2001 and the nine-month periods ended July 31, 2002 and 2001 are presented as if Biocompatibles had been acquired at the beginning of each period presented. The unaudited pro forma information is not indicative of either the results of operations that would have occurred if Biocompatibles had been purchased during the periods presented or of future results of the combined operations. Pro forma net income does not include goodwill amortization expense in any period. We used a 27% effective tax rate for all periods.

                                                  Three Months Ended                 Nine Months Ended
                                                        July 31,                         July 31,
                                                 ----------------------           ------------------------
                                                                2001                2002           2001
                                                  2002        Pro Forma           Pro Forma      Pro Forma
                                                 -------      ---------           ---------      ---------
                                                        (In thousands, except for earning per share)
Net operating revenue                            $90,563       $78,371            $245,226       $220,345
                                                 =======       =======            ========       ========
Net income                                       $13,361       $11,240            $  33,573      $ 21,622
                                                 =======       =======            =========      ========

EPS:
    Basic                                        $  0.87       $  0.75            $   2.20       $   1.47
                                                 =======       =======            ========       ========
    Diluted                                      $  0.86       $  0.73            $   2.16       $   1.43
                                                 =======       =======            ========       ========

Shares outstanding for:
    Basic                                         15,308        14,992              15,257         14,734
                                                 =======       =======            ========       ========
    Diluted                                       15,605        15,384              15,570         15,128
                                                 =======       =======            ========       ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Ackrad Laboratories: On May 21, 2002, CSI acquired privately held Ackrad Laboratories, Inc., ("Ackrad") a developer and manufacturer of disposable medical devices used primarily in the assessment of infertility and other gynecologic disorders.

We paid $12 million at closing for Ackrad, with $1 million held in escrow for representations and warranties. Ackrad had revenue of $5.3 million in its 2001 fiscal year. Cooper expects that the acquisition will be accretive to earnings per share by the end of its first 12 months as a part of CSI. The Ackrad results have been included in our financial statements from the date of acquisition. The initial purchase price allocation ascribed $11.5 million to goodwill, $1.6 million to working capital (including accrued acquisition costs of $2.4 million), $442,000 to net property, plant and equipment and $847,000 to deferred tax assets.

Ackrad's principal product, which accounts for about 65 percent of its revenue, is the H/S Elliptosphere Catheter, used in hysterosalpingography and saline contrast hysterosonography, the noninvasive assessment of the female reproductive anatomy. It is used primarily for fertility studies, and also to assess abnormal uterine bleeding and pelvic pain.

Norland Medical Systems: On April 15, 2002, CSI acquired the assets of the bone densitometry business of Norland Medical Systems ("Norland").

Norland's densitometry products, which are used in the evaluation of osteoporosis, had sales of $8.5 million in its 2001 fiscal year. CSI plans to maintain operations at the Norland's Fort Atkinson, Wisconsin, facility and will continue to use the Norland brand name. CSI has been a distributor of these products since November 2000.

The Norland business offers both peripheral and central bone density measurement systems.

Cooper paid $3.5 million at closing, net of $1.5 million held back against representations and warranties, and may pay additional amounts not to exceed a maximum purchase price of $12 million based on performance over three years. The initial purchase price allocation ascribed $6.4 million to goodwill, ($2.2) million to working capital (including accrued acquisition costs of $1.6 million), $200,000 to net property, plant and equipment and $600,000 to deferred tax assets.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 6.  Debt


                                                                      July 31,               October 31,
                                                                        2002                    2001
                                                                      --------               -----------
                                                                               (In thousands)
Short-Term:
Notes payable to banks                                                $  3,755                   $ 6,312
Current portion of long-term debt                                       29,186                     1,937
                                                                      --------                   -------
                                                                      $ 32,941                   $ 8,249
                                                                      ========                   =======

Long-Term:
Promissory notes - Aspect                                             $ 22,277                   $20,714
KeyBank line of credit                                                  60,302                    28,955
KeyBank term loan                                                       75,000                         -
Aspect Vision bank loans                                                     -                     5,019
County of Monroe Industrial Development
   Agency ("COMIDA") bond                                                1,995                     2,175
Capitalized leases                                                       4,939                     5,338
Other                                                                       15                       289
                                                                      --------                   -------
                                                                       164,528                    62,490
Less current installments                                               29,186                     1,937
                                                                      --------                   -------
                                                                      $135,342                   $60,553
                                                                      ========                   =======


KeyBank Line of Credit: On May 1, 2002, Cooper obtained a $225 million syndicated bank credit facility. The facility consists of a $75 million five-year term loan with an interest only payment in the first year then fully amortized in the next four years, and a $150 million three-year revolving credit facility. KeyBank is the agent for the eleven-bank syndication.

At closing, Cooper paid off $62 million under its existing line of credit and 'L'44 million ($62.2 million) in notes owed to Biocompatibles International plc as a result of Cooper's purchase of Biocompatibles Eye Care, Inc., completed on February 28, 2002. $21 million of the revolving credit facility is reserved to retire loans due in December 2002 to note holders of Aspect Vision Care, Ltd., a contact lens business that the Company purchased in December 1997 ("Promissory notes - Aspect"). Cooper plans to use the remainder of the facility for general corporate purposes, capital expenditures and acquisitions.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Interest rates under the new facility are based on London Interbank Offered Rate ("LIBOR") plus additional basis points determined by Cooper's ratio of debt to its earnings before interest, taxes, depreciation and amortization (EBITDA.) These range from 125 to 225 basis points for the term loan and from 100 to 200 basis points for the revolver. The current additional basis points are 200 on the term loan and 175 on the revolver. At the Company's option, it can choose to pay a base rate that is within a range above the prime rate.

The credit agreement:

o Limits Cooper's debt to a maximum of 50% of its total capitalization, which is defined as the sum of total debt plus shareholders' equity.

o Limits cash dividends on our common stock to $1.25 million per fiscal quarter.

o Requires that the ratio of EBITDA to fixed charges (as defined) to be at least 1.3 to 1.

o Requires that the ratio of total debt to pro forma EBITDA (as defined in the agreement) be no higher than 2.75 to 1 though January 30, 2003 and 2.5 to 1 thereafter.

At July 31, 2002, Cooper's debt was 36 percent of total capitalization, its ratio of EBITDA to fixed charges (as defined) was 2.0 to 1 and its ratio of debt to pro forma EBITDA was 2.0 to 1.

At July 31, 2002, we had $62.7 million available under the KeyBank line of credit.


(In millions)

Amount of line                                      $ 225.0
Reserved for Aspect promissory notes                  (21.0)
Outstanding loans (excluding translation)            (141.3)*
                                                    -------
Available                                           $  62.7
                                                    =======

* Includes $6.2 million in letters of credit backing other debt.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 7.  Earnings Per Share ("EPS")

(In thousands, except for per share amounts)

                                                       Three Months Ended                 Nine Months Ended
                                                            July 31,                           July 31,
                                                   --------------------------         -------------------------
                                                    2002                2001            2002              2001
                                                   -------            -------         -------           -------
Net income                                         $13,361            $10,361         $32,684           $25,380
                                                   =======            =======         =======           =======

Basic:
-----
Weighted average common shares                      15,308             14,992          15,257            14,734
                                                   =======            =======         =======           =======

Basic earnings per share                           $  0.87            $  0.69         $  2.14           $  1.72
                                                   =======            =======         =======           =======

Diluted:
-------
Basic weighted average common shares                15,308             14,992          15,257            14,734

Add dilutive securities:
-----------------------
Stock options                                          297                392             313               394
                                                   -------            -------         -------           -------
Denominator for diluted earnings
  per share                                         15,605             15,384          15,570            15,128
                                                   =======            =======         =======           =======

Diluted earnings per share                         $  0.86            $  0.67         $  2.10           $  1.68
                                                   =======            =======         =======           =======


We excluded the following options to purchase Cooper's common stock from the computation of diluted EPS because their exercise prices were above the average market price.

                                            Three Months Ended                         Nine Months Ended
                                                  July 31,                                  July 31,
                                      --------------------------------         ----------------------------------
                                          2002               2001                  2002                 2001
                                      -------------      -------------         -------------        ------------
Number of shares excluded                   522,750            153,000               522,750              238,000
                                      =============      =============         =============        =============
Range of exercise prices              $47.85-$62.21      $51.84-$62.21         $47.85-$62.21        $43.20-$62.21
                                      =============      =============         =============        =============

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 8.  Income Taxes

The effective tax rate ("ETR") for the provision for income taxes of $4.9 million and $12.1 million for the three and nine months ended July 31, 2002 was 27% for both periods, which is what we expect for the full year. The ETR used to record the provision for income taxes of $2.9 million and $10 million for the three and nine months ended July 31, 2001 was 22% and 28%, respectively. In fiscal 2001, based on full-year projections at that time, we revised our ETR for continuing operations from 32% in the second quarter to 31% in the third quarter of 2001. This change, along with the taxes related to the Quidel and Litmus transaction and the reversal of $1 million of state income tax reserves no longer required, resulted in the reported ETRs for the three and nine months ended July 31, 2001.

Note 9.  Commitments and Contingencies

Pending Litigation: Cooper has been engaged in patent litigation in the United States, the United Kingdom and France with CIBA Vision, a division of Novartis, alleging that CVI's Frequency Colors and Expressions opaque contact lenses infringe certain patents of CIBA Vision.

On August 22, 2002, CVI received an Order in the U. S. litigation involving U.S. Patent No. 5,414,477 (the " `477 patent") related to cosmetic contact lenses.
In the Order, the Court granted Wesley Jessen's motion for summary judgment of infringement and found that CVI's Expressions lenses sold in the United States infringe Wesley Jessen's `477 patent.

CVI's counter claim challenging the validity of the `477 patent is scheduled for trial in October. The Company remains confident that it will ultimately prevail on its defense that the `477 patent is invalid based on prior art.

In July, in related litigation in the United Kingdom, CIBA Vision (UK) decided to revoke the British counterpart to the `477 patent, Patent EP (UK) 0498835 (the Jahnke patent), also issued to Jahnke. CIBA Vision consented to an Order of the Court that the Jahnke patent be revoked in the United Kingdom and agreed to reimburse CooperVision's legal costs in the United Kingdom in relation to the Jahnke suit. The U.K. Court has also heard arguments with regard to the validity and infringement of another opaque lens patent (the Knapp patent), and a decision is expected in September.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


In the United States, CVI received an Order in the lawsuit involving U.S. Patent No. 4,668,240 (the " `240 patent"). The Court had previously ruled in Wesley Jessen's favor with respect to the meaning of disputed terms in the `240 patent. In response to a motion for reconsideration recently filed by CVI, the Court found that evidence presented by CVI placed doubt on the Court's prior interpretation of the `240 patent. Accordingly, the Court granted CVI's request to appoint an independent technical advisor to assist the Court in resolving the questions presented by the parties with respect to the technical terms in the patent. CVI is confident that it will also prevail on its defense that it does not infringe on the `240 patent.

Revenue from products that include the disputed technology accounts for about 2 percent of Cooper's year-to-date worldwide revenue in fiscal 2002.

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

Note 10.  Cash Dividends

Consistent with our policy of paying annual dividends of 10 cents per share, we paid a semiannual dividend of 5 cents per share on January 4, 2002 to stockholders of record on December 14, 2001 and on July 3, 2002 to stockholders of record on June 13, 2002.

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

Segment information:


                                                    Three Months Ended                  Nine Months Ended
                                                         July 31,                            July 31,
                                                 ------------------------           -------------------------
                                                  2002             2001               2002             2001
                                                 -------          -------           --------         --------
                                                                       (In thousands)
Sales to external customers:
   CVI                                           $70,596          $45,974           $168,843         $126,409
   CSI                                            19,967           15,391             51,742           42,114
                                                 -------          -------           --------         --------
                                                 $90,563          $61,365           $220,585         $168,523
                                                 =======          =======           ========         ========

Operating income:
   CVI                                           $16,843          $13,189           $ 40,475         $ 35,563
   CSI                                             2,463            2,610             10,049            6,724
   Headquarters                                   (2,325)          (1,798)            (5,753)          (4,991)
                                                 -------          -------           --------         --------
Total operating income                            16,981           14,001             44,771           37,296
   Interest expense                               (2,347)            (914)            (4,681)          (2,814)
   Other income, net                               3,668              131              4,686              908
                                                 -------          -------           --------         --------
Income before income taxes                       $18,302          $13,218           $ 44,776         $ 35,390
                                                 =======          =======           ========         ========
                                                                                    July 31,        October 31,
                                                                                      2002             2001
                                                                                    --------        -----------
Identifiable assets:
   CVI                                                                              $385,104         $246,563
   CSI                                                                               109,126           87,056
   Headquarters                                                                       58,410           63,230
                                                                                    --------         --------
Total                                                                               $552,640         $396,849
                                                                                    ========         ========

Goodwill:
   CVI                                                                              $148,776         $ 85,107
   CSI                                                                                64,315           46,625
                                                                                    --------         --------
Total                                                                               $213,091         $131,732
                                                                                    ========         ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)


Geographic information:

                                                    Three Months Ended                  Nine Months Ended
                                                          July 31,                           July 31,
                                                 ------------------------           -------------------------
                                                  2002             2001               2002             2001
                                                 -------          -------           --------         --------
                                                                      (In thousands)
Sales to external customers by
country of domicile:
   United States                                 $56,597          $45,975           $145,904          $127,626
   Europe                                         28,971           11,191             62,149            29,644
   Canada                                          4,995            4,199             12,532            11,253
                                                 -------          -------           --------        ----------
Total                                            $90,563          $61,365           $220,585          $168,523
                                                 =======          =======           ========          ========

                                                                                    July 31,        October 31,
                                                                                      2002             2001
                                                                                    --------         --------
Long-lived assets by country of domicile:
   United States                                                                    $162,806         $ 80,735
   Europe                                                                            159,618          123,742
   Canada                                                                              2,092            2,173
                                                                                    --------         --------
Total                                                                               $324,516         $206,650
                                                                                    ========         ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Note numbers refer to "Notes to Consolidated Condensed Financial Statements" beginning on page 7.

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

                              Results of Operations

In this section we discuss the results of our operations for the third quarter and nine months of fiscal 2002 and compare them with the same periods of fiscal 2001. We discuss our cash flows and current financial condition beginning on page 26 under "Capital Resources and Liquidity."

Third Quarter Highlights vs. 2001's Third Quarter:

o  Sales up 48% to $90.6 million.

o  Gross profit up 43%; margin down two percentage points to 62% of revenue.

o  Operating income up 21% to $17 million.

o  Diluted earnings per share up 28% to 86 cents from 67 cents.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Nine-Month Highlights:

o  Sales up 31% to $220.6 million.

o Gross profit up 25% on margin of 62%, down three percentage points from last year.

o  Operating income up 20% to $44.8 million.

o  Diluted earnings per share up 25% to $2.10 from $1.68.

Selected Statistical Information - Percentage of Sales and Growth

                                                Percent of Sales                        Percent of Sales
                                               Three Months Ended                       Nine Months Ended
                                                     July 31,                                July 31,
                                              -------------------           %           -----------------           %
                                               2002         2001         Growth          2002        2001        Growth
                                               ----         ----         ------          ----        ----        ------
Net sales                                      100%         100%           48%           100%        100%          31%
Cost of sales                                   38%          36%           56%            38%         35%          41%
Gross profit                                    62%          64%           43%            62%         65%          25%
Selling, general and administrative             41%          37%           65%            40%         39%          35%
Research and development                         1%           2%            6%             1%          2%           2%
Amortization                                     1%           2%          (61%)            1%          2%         (67%)
Operating income                                19%          23%           21%            20%         22%          20%


Net Sales: Cooper's two business units, CooperVision ("CVI") and CooperSurgical ("CSI") generate all its revenue:

o CVI markets a broad range of soft contact lenses for the vision care market worldwide.

o CSI markets medical devices, diagnostic products, surgical instruments and accessories for the gynecological market, primarily in the U.S.

Cooper's consolidated revenue grew $29.2 million (48%) and $52.1 million (31%), respectively, in the three- and nine-month periods:

                         Three Months Ended                                  Nine Months Ended
                              July 31,                                             July 31,
               --------------------------------------              ----------------------------------------
                 2002           2001          % Incr.                2002            2001          % Incr.
               --------       --------        -------              --------        --------        -------
                                                     ($ in millions)
CVI              $70.6          $46.0           54%                 $168.9          $126.4             34%
CSI               20.0           15.4           30%                   51.7            42.1             23%
                 -----          -----                               ------          ------
                 $90.6          $61.4           48%                 $220.6          $168.5             31%
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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


CVI's revenue growth is driven by unit volume rather than by price. Nevertheless, our average selling price on a per lens basis is decreasing, reflecting increased sales of DPR lenses, which are marketed in multiple lens packages. This is an industry trend.

Soft Lens Revenue: CVI's worldwide soft contact lens revenue -- all revenue except royalty revenue and miscellaneous items -- grew 64% and 40% for the three- and nine-month periods, respectively. The increase in sales was driven by revenue from Biocompatibles Eye Care, Inc. ("Biocompatibles"), which we acquired on February 28, 2002. Excluding Biocompatibles soft lens revenue of $22.4 million and $34.9 million in the three- and nine-month periods, total soft lens revenue grew 10% in both the three- and nine-month periods. The primary reasons for our soft lens revenue growth include continued global market share gains in our two-week toric products (CV Encore Toric and Xcel) and in our other specialty products as well as continued momentum in Europe.

Sales in 2001's nine-month period included a $2.2 million initial stocking order from Rohto Pharmaceuticals, CVI's marketing partner in Japan. This order was not repeated in fiscal 2002. Excluding the Rohto 2001 order, soft lens revenue (excluding Biocompatibles) increased 12% year to date. Soft lens revenue includes sales of both spherical lenses and aspheric and specialty lens products -- toric, cosmetic, multifocal lenses and lenses for patients with dry eyes:

o Aspheric lenses help improve visual acuity in low light conditions and correct low levels of astigmatism;

o  Toric lenses are prescribed to correct for astigmatism;

o Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye; o Proclear lenses help enhance tissue-device compatibility for patients experiencing mild discomfort relating to dry eye during lens wear; and

o Multifocal lenses are designed to correct presbyopia, an age-related vision defect.

CVI revenue as reported includes Biocompatibles beginning in March 2002. In order to present growth in the total lens business we now own, we have adjusted reported revenue in the following table by adding Biocompatibles revenue for the three and five-months ended July 31, 2001. (Such amounts were derived from the unaudited ledgers of Biocompatibles for those periods.) Because we adjusted year-to-date 2001 revenue for five months, our 2002 revenue does not require any adjustments to be comparable. We think that adjusting the five-month period is more meaningful because we did not begin to control Biocompatibles' operations until March 1, 2002. Since our acquisition of Biocompatibles, CVI has placed a high priority on promoting their Proclear lenses. In many cases, practitioners are now recommending Proclear lenses in place of older CVI disposable spherical products. Adjusted soft lens revenue grew 14% in the three months and 11% in the nine months ended July 31, 2002.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued



CVI Revenue:
Reported:                                    Third Quarter                                   Nine Months
                                 -----------------------------------            ----------------------------------
Segment                           2002            2001       Growth              2002           2001        Growth
-------                          ------          ------      ------             ------         ------       ------
                                                                 ($ in millions)
U.S.                              $35.8           $27.0        33%              $ 90.9         $ 75.8         20%
International                      32.2            14.4       124%                70.0           39.2         79%
                                  -----           -----                         ------         ------
Soft lens revenue                  68.0            41.4        64%               160.9          115.0         40%
Miscellaneous revenue               2.6             4.6       (43%)                8.0           11.4        (30%)
                                  -----           -----                         ------         ------
Total reported                    $70.6           $46.0        54%              $168.9         $126.4         34%
                                  =====           =====                         ======         ======

Adjustments -- To include Biocompatibles revenue for comparable periods:

                                 Three Months Ended July 31,2001              Five Months Ended July 31, 2001
                                 -------------------------------              -------------------------------
Segment                                                          (In millions)
-------
U.S.                                         $ 4.3                                         $ 7.1
International                                 14.0                                          23.0
                                             -----                                         -----
Soft lens revenue                            $18.3                                         $30.1
                                             =====                                         =====

As adjusted:

                                               Third Quarter                                  Nine Months
                                    --------------------------------              ---------------------------------
                                    2002           2001       Growth              2002           2001        Growth
                                    ----           ----       ------              ----           ----        ------
Segment                                                            ($ in millions)
-------
U.S.                               $35.8           $31.3        14%              $ 90.9           82.9         10%
International                       32.2            28.4        13%                70.0           62.2         13%
                                   -----           -----                         ------         ------
Soft lens revenue                   68.0            59.7        14%               160.9          145.1         11%
Miscellaneous revenue                2.6             4.6       (43%)                8.0           11.4        (30%)
                                   -----           -----                         ------         ------
Total as adjusted                  $70.6           $64.3        10%              $168.9         $156.5          8%
                                   =====           =====                         ======         ======

The 124% and 79% growth in reported international soft lens revenue, from $14.4 million and $39.2 million to $32.2 million and $70 million in the three- and nine-month periods, respectively, was largely driven by international sales of Biocompatibles products of $16.5 million in the third quarter of 2002 and $23 million in the five months for which Biocompatibles' revenue has been consolidated with our results. Our $2.2 million initial stocking order to Rohto made in the second quarter 2001 also impacted the comparative amounts for the nine-month period in the international market.

Reported soft lens revenue in the United States grew 33% in the quarter and 20% in the nine-month period, and included Biocompatibles revenue of $5.9 million and $8.9 million in the respective periods. On an as adjusted basis, U.S. soft lens revenue growth was 14% and 10% in the respective three- and nine-month periods, driven primarily by increased sales in toric and other specialty lenses.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

CSI Revenue: Women's healthcare products used primarily by obstetricians and gynecologists generate about 90% of CSI's revenue. The remaining are sales of medical devices outside of women's healthcare that CSI does not actively market. These are, therefore, excluded when calculating CSI's organic growth. CSI's overall third quarter revenue increased 30% to $20 million and is up 23% year to date. Organic growth from existing gynecology products in the third quarter was about 10%. The majority of our organic growth is coming from businesses we acquired over the last two years. The balance of the growth primarily comes from the acquisitions of Norland Medical Systems in April 2002 and Ackrad Laboratories, Inc. in May 2002 (see Note 5).

Cost of Sales/Gross Profit: Gross profit as a percentage of sales ("margin") was:

                                    Margin %                                 Margin %
                              Three Months Ended                        Nine Months Ended
                                     July 31,                                 July 31,
                            -------------------------               -------------------------
                            2002                 2001               2002                2001
                            ----                 ----               ----                ----
CVI                          66%                  66%                66%                 69%
CSI                          44%                  55%                50%                 55%
Consolidated                 62%                  64%                62%                 65%

CVI's margin for the third quarter of fiscal 2002 improved from 63% in the previous quarter of the current year to 66%, equal to the third quarter of 2001. The improvement was primarily triggered by favorable mix (increased sales of higher-margin specialty lenses), ongoing manufacturing efficiencies in our U.K. manufacturing facility and cost improvements associated with the integration of Biocompatibles, which is ahead of schedule. On a year-to-date basis, our margins at CVI continue to lag last year's primarily because a higher percentage of our sales are now generated through distributors outside the United States. Because distributors incur sales and marketing expenses on our behalf, our sales to them generate gross margins below those we generate by direct sales to optometrists, ophthalmologists and retail chains. Corresponding lower operating expenses associated with our sales to distributors offset the lower gross margin. Accordingly, we expect that CVI's operating income as a percentage of revenue will remain at traditional levels as this mix shift continues. In addition, we expect that Biocompatibles' margin will continue to improve as we complete the integration of the business and gain additional manufacturing efficiencies.

At CSI, margin for the third quarter was atypically low at 44%. During the quarter, Management decided to phase out the Cerveillance colposcopy system, which captures and stores digital images of the cervix, and recorded a charge against cost of sales (primarily write down of inventory distribution rights and prepaid royalties) of about $2 million. Cerveillance is being phased out because the Leisegang Prism system, which we acquired with the acquisition of

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Leisegang Medical Inc. in 2000, is known for having the finest colposcopy equipment in the world. CSI elected to consolidate its efforts in a rapidly evolving market with its Leisegang Prism system, to capitalize on its reputation for providing superior optics. Margins generated from recurring activities (excluding the charge described above) were 54% for both the third quarter and for the nine-month period at CSI, and consolidated margins of 62% for both periods would improve to 64% and 63%, respectively.

Selling, General and Administrative ("SGA") Expense:

                              Three Months Ended                              Nine Months Ended
                                    July 31,                                       July 31,
                       -------------------------------------           ------------------------------------
                       2002           2001           % Incr.           2002          2001           % Incr.
                       ----           ----           -------           ----          ----           -------
                                                          ($ in millions)
CVI                   $29.1           $16.0            82%             $68.2         $47.4             44%
CSI                     5.6             4.7            19%              14.5          13.3              9%
Headquarters            2.3             1.8            29%               5.7           5.0             15%
                      -----           -----                            -----         -----
                      $37.0           $22.5            65%             $88.4         $65.7             35%
                      =====           =====                            =====         =====

Consolidated third quarter SGA increased 65% and as a percentage of revenue increased from 37% to 41%. On a year-to-date basis, the increase was 35%, and the percentage of revenue was 40% in 2002 and 39% in 2001. Both the overall increase and the increase at CVI were driven primarily by the acquisition of Biocompatibles, including third quarter integration costs of about $1.4 million. We expect CVI's SGA as a percentage of revenue to decline as we integrate Biocompatibles and have targeted a 30% operating income margin for CVI midterm. SGA at CSI was impacted in the third quarter by integration costs of the Ackrad and Norland acquisitions.

Research and Development ("R&D") Expense: We expect R&D spending to remain a low percentage of revenue, as Cooper plans to continue to acquire products that do not require large expenditures before introduction. Most of our R&D expense relates to costs of clinical and regulatory and other development activities rather than basic research.

Amortization of Intangibles: Amortization expense decreased to $565,000 and $1.3 million in the three- and nine-month periods of fiscal 2002 from $1.5 million and $3.9 million in last year's three- and nine-month periods, primarily because following our adoption of SFAS 142 (see Notes 3 and 4), we no longer amortize goodwill. Goodwill amortization included in fiscal 2001 results reduced operating income by $1.2 million in the third quarter and by $3 million in the nine-month period.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Operating Income: Operating income improved by $3 million, or 21%, and $7.5 million, or 20%, for the three- and nine-month periods:

                                    Three Months Ended                                     Nine Months Ended
                                           July 31,                                             July 31,
                          ------------------------------------------            ----------------------------------------
                          2002              2001               Incr.            2002              2001             Incr.
                          ------------------------------------------            ----------------------------------------
                                                                  (In millions)
CVI                       $16.8             $13.2             $ 3.6             $40.5             $35.6             $4.9
CSI                         2.5               2.6              (0.1)             10.0               6.7              3.3
Headquarters               (2.3)             (1.8)             (0.5)             (5.7)             (5.0)            (0.7)
                          -----             -----             -----             -----             -----             ----
                          $17.0             $14.0             $ 3.0             $44.8             $37.3             $7.5
                          =====             =====             =====             =====             =====             ====

Interest Expense: Our outstanding debt more than trebled, from $55 million at July 31, 2001 to $168.3 million one year later, and interest expense increased $1.4 million, or 157%, in the third quarter and $1.9 million, or 66%, in the nine-month period, primarily due to increased borrowings required to fund the acquisition of Biocompatibles at the end of February 2002.

Other Income (Expense), Net:

                                       Three Months Ended                      Nine Months Ended
                                            July 31,                                  July 31,
                                   --------------------------              -------------------------
                                   2002                 2001               2002                 2001
                                   ----                 ----               ----                 ----
                                                             (In thousands)

Interest income                   $   47                $105              $  125               $ 378
Foreign exchange                   1,539                  49               1,365                (134)
Gain on Quidel stock                  40                 --                1,168                 --
Gain on Litmus/Quidel
   transaction                     2,075                 --                2,075                 719
Other                                (33)                (23)                (47)                (55)
                                  ------                ----              ------               -----
                                  $3,668                $131              $4,686               $ 908
                                  ======                ====              ======               =====

Foreign Exchange: In conjunction with the closing of our acquisition of Biocompatibles, we provided about $10 million in pounds sterling to a U.K. affiliate to settle a short-term financing. We were unable to hedge this transaction, as we were unsure as to the exact time of repayment. During the time this loan was outstanding, the pound strengthened against the dollar, resulting in a gain of about $1 million upon repayment. An additional $500,000 in gains resulted from exposures acquired that were not hedged. Our policy continues to be to hedge foreign exchange exposure whenever possible. As such, we do not expect large gains or losses in the future.

Gain on Quidel Stock: In the nine months ended July 31, 2002, we sold 592,000 shares of Quidel stock, realizing a gain of approximately $1.2 million.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Gain on Litmus/Quidel Transaction: In the first quarter of 2001, Quidel Corporation ("Quidel") acquired Litmus Concepts, Inc. ("Litmus") through an exchange of common stock. Cooper held a preferred equity position in Litmus, which equated to approximately a 10 percent ownership. As a result of this transaction, we received 1,138,725 shares of Quidel's common stock, and at that time, we recorded a gain of $719,000, as the market value of the Quidel shares received exceeded the carrying value of our investment in Litmus. In the third quarter of 2002, we received an additional 334,727 shares of Quidel that were held in escrow and recorded a gain of $2.1 million, based on the fair market value of Quidel shares on the day we received them.

Provision for Income Taxes: We estimate that our effective tax rate ("ETR") -- provision for income taxes as a percentage of income before income taxes -- for fiscal 2002 will be 27%, down from fiscal 2001's ETR of 29%. The reduction of our ETR resulted from a higher percentage of our income coming from our international operations (including the international operations of Biocompatibles). Our ETR is based on our estimate for the full year. Assuming no major acquisitions, we expect our ETR to continue to decline, and we expect our ETR to be about 26% in fiscal 2003.

We implemented a global tax plan in fiscal 1999 to minimize both the taxes reported in our statement of income and the actual taxes we will have to pay once we use all the benefits of our net operating loss carryforwards ("NOLs"). The global tax plan consists of a restructuring of the legal ownership structure for the CooperVision foreign sales and manufacturing subsidiaries.

The stock of those subsidiaries is now owned by a single foreign holding company, which centrally directs much of the activities of those subsidiaries. The foreign holding company has applied for and received the benefits of a reduced tax rate under a special tax regime available in its country of domicile. Assuming no other major acquisitions or large stock issuances, we currently expect that this plan will extend the cash flow benefits of the existing NOLs through 2004, and that actual cash payments of taxes will average less than 5% of pretax profits over this period. After 2004, actual cash payments of taxes are expected to average less than 25% of pretax profits.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


                          Capital Resources & Liquidity

Third Quarter Highlights:

o  Operating cash flow $15.3 million vs. $9.8 million in 2001's third quarter.

o "Cash flow" (pretax income from continuing operations plus depreciation and amortization) per diluted share $1.39 vs. $1.04 in 2001's third quarter.

o  Cash payments for acquisitions totaled $85.6 million.

o Expenditures for purchases of property, plant and equipment ("PP&E") $5 million vs. $4.6 million in 2001's third quarter.

Nine-Month Highlights:

o Operating cash flow $39.9 million vs. $19.9 million in the first nine months of 2001.

o  Cash flow per diluted share $3.42 vs. $2.86 in the first nine months of 2001.

o  Cash payments for acquisitions totaled $130.5 million.

o Expenditures for purchases of PP&E $17 million vs. $11.8 million in the first nine months of 2001.

Comparative Statistics (Dollars in millions, except per share amounts):

                                                                    July 31, 2002          October 31, 2001
                                                                    -------------          ----------------
Cash and cash equivalents                                              $8.8                     $12.9
Total assets                                                           $552.6                   $396.8
Working capital                                                        $80.4                    $87.2
Total debt                                                             $168.3                   $68.8
Stockholders' equity                                                   $294.9                   $256.3
Ratio of debt to equity                                                0.57:1                   0.27:1
Debt as a percentage of total capitalization                           36%                      21%
Operating cash flow -- twelve months ended                              $46.1                    $25.6
Cash flow per diluted share -- twelve months ended                      $4.71                    $4.14

Operating Cash Flows: Our major source of liquidity continues to be cash flow provided by operating activities, which totaled $39.9 million in the first nine months of fiscal 2002 and $45.6 million over the trailing twelve months ended July 31, 2002.

Cooper continued to improve its receivable collections following difficulties caused by the installation of a new enterprise resource planning system at CVI. These problems resulted in an unusually high level of Day of Sales Outstanding ("DSO's") at the end of 2001 and the first quarter of 2002. At the end of the current quarter, Cooper's DSO's were 69 days, an improvement of 20% from the 86 days reported at the end of the first quarter. Looking forward, we expect that DSO's will remain in the high 60's to low 70's range, although continued international expansion could tend to increase DSO's moderately.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Major uses of cash for operating activities included payments of $4 million on a previously accrued dispute settlement with Medical Engineering Corporation, $1.8 million to fund entitlements under Cooper's bonus plans in the first quarter and $5.2 million in interest payments and debt acquisition costs in the nine-month period. Debt acquisition payments totaled $2.6 million in the third quarter.

Investing Cash Flows: The cash outflow of $143 million from investing activities was driven by the acquisition of Biocompatibles and other businesses totaling $130.5 million and capital expenditures of $17 million. The cash outflow was partially offset by $4.4 million cash received from the sale of Quidel shares.

Financing Cash Flows: Financing activities provided $99.1 million of cash, required primarily to fund acquisitions. Most of this cash was provided by our $225 million line of credit. Also, $3.2 million was provided by stock option exercises, and we disbursed $1.5 million for dividends on our common stock in the year-to-date period.

Outlook: We believe that cash and cash equivalents on hand of $8.8 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. During the third quarter, in order to afford increased flexibility for larger potential transactions, we expanded our credit facilities with KeyBank as agent from $75 million to $225 million (see Note 6). Funds will be used, as required, to fund acquisitions and potentially repay debt carrying higher interest rates. At July 31, 2002, we had $62.7 million available under the KeyBank line of credit.

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

o Valuation of goodwill -- We evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statements of Financial Accounting Standards 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" (see Note 3).

o Income taxes -- As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. To determine the quarterly tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

                                 Risk Management

We are exposed to risks caused by changes in foreign exchange, principally pound sterling denominated debt, and from operations in foreign currencies. We have hedged most of the debt by entering into contracts to buy sterling forward. We are also exposed to risks associated with changes in interest rates, as the interest rate on the majority of our debt varies with the London Interbank Offered Rate. At July 31, 2002, we had about $135 million of debt outstanding subject to variable interest rates.

                                   Trademarks

The Cooper Companies, Inc., its subsidiaries and/or affiliates, own, license or distribute the following trademarks, which are italicized in this report:
Expressions'r', Frequency'r' Colors, Proclear'r' and Cerveillance'r' and CV Encore Toric'TM', Xcel'TM', H/S Elliptosphere Catheter'TM 'and Leisegang'TM'.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
        Item 3. Quantitative and Qualitative Disclosure About Market Risk


See "Risk Management" under Capital Resources and Liquidity in Item 2 of this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is incorporated herein by reference to "Contingencies -- Pending Litigation" under Note 9 of Notes to Consolidated Condensed Financial Statements in Part I, Item I of this report.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.

   Exhibit
   Number              Description
   ------              -----------
   11*                 Calculation of Earnings Per Share
   99.1                Certification of Chief Executive Officer
   99.2                Certification of Chief Financial Officer

   * The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

   (b) The Company filed the following reports on Form 8-K during the period May 1, 2002 to July 31, 2002.

   Date of Report             Item Reported
   --------------             -------------
   May 1, 2002                Item 5.  Other Events.
   May 21, 2002               Item 5.  Other Events.
   June 4, 2002               Item 5.  Other Events.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            The Cooper Companies, Inc.
                                   --------------------------------------------
                                                   (Registrant)


Date: September 13, 2002                     /s/ Stephen C. Whiteford
                                   --------------------------------------------
                                      Vice President and Corporate Controller
                                           (Principal Accounting Officer)

                                 CERTIFICATIONS
                                 --------------

I, A. Thomas Bender, Chairman of the Board, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Cooper Companies, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

                              /s/ A. Thomas Bender
                       ----------------------------------
                                A. Thomas Bender
          Chairman of the Board, President and Chief Executive Officer

I, Robert S. Weiss, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Cooper Companies, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

                               /s/ Robert S. Weiss
                       ----------------------------------
                                 Robert S. Weiss
              Executive Vice President and Chief Financial Officer

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                Index of Exhibits
                                -----------------

Exhibit No.                                                             Page No.
-----------                                                             -------
   11*               Calculation of Earnings Per Share
   99.1              Certification of Chief Executive Officer
   99.2              Certification of Chief Financial Officer

* The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'
 The British pound sterling sign shall be expressed as.................. 'L'
 The section symbol shall be expressed as............................... 'SS'