Form 10-K
period 2002-10-31
COOPER COMPANIES INC
filed 2003-01-27
CIK 711404

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

      FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002 COMMISSION FILE NO. 1-8597

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

          Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002: Common Stock, $.10 Par Value - $767,320,541.

          Number of shares outstanding of the registrant's common stock, as of December 31, 2002: 30,906,248.

                      Documents Incorporated by Reference:

                       Document                                Part of Form 10-K
Portions of the Annual Report to Stockholders for the            Parts I and II
  fiscal year ended October 31, 2002
Portions of the Proxy Statement for the Annual                   Part III
  Meeting of Stockholders scheduled to be held March 25, 2003

================================================================================

                                     PART I

Item 1. Business.

Introduction

          The Cooper Companies, Inc. (the "Company," "Cooper" or "we" and similar pronouns), through its principal subsidiaries, develops, manufactures and markets healthcare products.

          CooperVision ("CVI") develops, manufactures and markets a broad range of contact lenses for the worldwide vision care market. It specializes in toric lenses that correct astigmatism, cosmetic lenses that change the appearance of the color of the eye, and other lenses, primarily high growth, specialty and value added market segments around the world. Its leading products are disposable and planned replacement toric and spherical lenses. CooperSurgical ("CSI") markets medical devices, diagnostic products, surgical instruments and accessories used primarily by gynecologists and obstetricians.

Forward-Looking Statements

          Some of the information included in this Form 10-K contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The forward-looking statements include certain statements pertaining to our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions and results of operations are forward-looking statements. To identify forward-looking statements look for words like "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates" or "anticipates" and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. These, and all forward-looking statements, necessarily depend on assumptions, data or methods that may be incorrect or imprecise.

          Events, among others, that could cause actual results and future actions to differ materially from those described by or contemplated in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, changes in tax laws, changes in geographical profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, changes in accounting principles or estimates, and other factors described in our Securities and Exchange Commission filings, including the "Business" section in this 10-K for the year ended October 31, 2002 and the related portions of the Company's 2002 Annual Report to Stockholders ("2002 Annual Report") incorporated herein by reference. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

General Description and Development of Businesses

          The information required by this item is incorporated by reference to the captions "To Our Shareholders" and "Business Review" in the 2002 Annual Report.

Research and Development

          Our Company-sponsored research and development expenditures during the fiscal years ended October 31, 2002, 2001 and 2000 were $4.3 million, $3.7 million and $2.7 million, respectively. During fiscal 2002, CooperVision spent about 66% and CooperSurgical spent about 34% of the total. We did not conduct any customer-sponsored research and development programs.

          Cooper employs 58 people in its research and development and manufacturing engineering departments. Outside specialists in lens design, formulation science, polymer chemistry, microbiology and biochemistry support product development and clinical research for CVI products. CSI conducts research and development in-house and also employs outside surgical specialists, including members of its surgical advisory board.

Government Regulation

          The U.S. Food and Drug Administration ("FDA"), other federal agencies and various foreign ministries of health regulate the development, testing, production and marketing of the Company's products. The Federal Food, Drug and Cosmetic Act and other statutes and regulations govern the testing, manufacturing, labeling, storage, advertising and promotion of these products. If applicable regulations are not followed, companies may be subject to fines, product recall or seizure, suspension of production and criminal prosecution.

          Both CVI and CSI develop and market medical devices under different levels of FDA regulation depending on the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval, while Class I and II devices require substantially lower levels of regulation.

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

          In connection with some of Cooper's new products, we can submit an expedited procedure known as a 510(k) application for premarket notification to the FDA. Any product that can demonstrate that it is substantially equivalent to another device marketed before May 28, 1976 can use this procedure. If the new product is not substantially equivalent to a preexisting device or if the FDA rejects a claim of substantial equivalence, FDA marketing clearance requires extensive preclinical and clinical testing, substantially increasing the cost and delaying the time to market.

          FDA and state regulations also require the Company to adhere to applicable "good manufacturing practices" ("GMP"). They require detailed quality assurance and record keeping and periodic unscheduled regulatory inspections. The Company believes it is in compliance with GMP regulations.

          Health authorities in foreign countries regulate Cooper's clinical trials and medical device sales. The regulations vary widely from country to country. Even if the FDA has approved a product, the regulatory agencies in each country must approve new products before they may be marketed there.

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

Raw Materials

          CVI's raw materials primarily consist of various chemicals and packaging materials. There are alternative supply sources for each of them. Raw materials used by CSI are generally available from more than one source. However, because some products require specialized manufacturing procedures, CSI could experience inventory shortages if it were required to use an alternative manufacturer on short notice.

Marketing and Distribution

          In the United States, Canada, United Kingdom, Italy, Spain, France, Holland, Sweden, Finland, Norway, Australia and South Africa, CVI markets its products through its field sales representatives, who call on optometrists, ophthalmologists, opticians and optical chains. In the United States, field sales representatives also call on distributors. In Japan and other countries outside North America, CVI uses distributors and has given most of them the exclusive right to market our products. In the United States, CVI augments its sales and marketing efforts with e-commerce, telemarketing and advertising in professional journals.

          CSI's products are marketed worldwide by a network of field sales representatives and distributors. In the United States, CSI augments its sales and marketing activities with e-commerce, telemarketing, direct mail, advertising in professional journals, and the use of a direct mail catalog.

Patents, Trademarks and Licensing Agreements

          Cooper owns or licenses a variety of domestic and foreign patents, which, in total, are material to its overall business. The names of certain of Cooper's products are protected by trademark registrations in the United States Patent and Trademark Office and, in some cases, also in foreign trademark offices. Applications are pending for additional trademark registrations. Cooper aggressively enforces and defends its intellectual property rights.

          No individual patent or license is material to the Company or either of its principal subsidiaries other than the non-exclusive Patent License Agreement (the "License Agreement") dated as of December 2, 1997, between Cooper and Anthony Galley, Albert Moreland, Barry Bevis and Ivor Atkinson entered into in connection with the Company's acquisition of Aspect Vision Care Limited. The Agreement expires in January 2010. The Agreement relates to patents used by CVI to produce a unique contact lens edge that provides superior comfort to the wearer. The edge forms a part of CVI's products (both spherical and toric lenses) that are manufactured using a cast molding technology in the Company's Hamble, England and Norfolk, Virginia, USA facilities. Sales of these products constituted about 50% of the contact lenses sold by CVI in 2002.

          In connection with the Company's acquisition of Biocompatibles Eye Care, Inc., we received a royalty-free license. The license agreement related to products manufactured by CVI using the proprietary phosphorylcholine ("PC") technology patents. Our Proclear Compatibles brand of sphere and toric soft contact lenses are manufactured using this PC technology.

          In addition to trademarks and patent licenses, the Company owns certain trade secrets, copyrights, know-how and other intellectual property.

Dependence on Customers

          Neither of Cooper's business segments depends to any material extent on any one customer or any one affiliated group of customers.

Government Contracts

          Neither of our business units is materially subject to profit renegotiation or termination of contracts or subcontracts at the election of the United States government.

Competition

          CVI and CSI each operate in a highly competitive environment. Competition in the medical device industry involves the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of disease. Both of Cooper's businesses compete primarily on the basis of product quality and differentiation, technological benefit, service and reliability.

CVI

          A number of manufacturers compete in the worldwide market for contact lenses, which was approximately $3.1 billion in 2002. The three largest are Johnson & Johnson, CIBA Vision/Wesley Jessen (owned by Novartis AG) and Bausch & Lomb Incorporated.

          The contact lens market has two major segments. The larger segment is lenses that only correct near- and farsightedness (the "commodity" segment). The smaller segment is lenses that address special needs of contact lens patients (the "specialty" segment). CooperVision competes successfully in the contact lens market primarily through its ability to market specialty contact lenses, although it also markets commodity lenses in order to satisfy customer demand in certain areas. The specialty lens segment includes toric, cosmetic, multifocal and premium lenses. In 2002, revenue of this specialty segment totaled about $820 million. Approximately 70 percent of CVI's sales are specialty lenses.

          To compete successfully in the contact lens market, companies must market differentiated products priced competitively and, therefore, manufactured efficiently and economically.

          CVI believes that it is the only contact lens manufacturer to use three different manufacturing processes to produce its lenses (lathing, cast molding and FIPS, a cost effective combination of lathing and molding). This manufacturing flexibility means that CVI can:

o Develop more lens types for patients than competitors (two week, monthly and quarterly disposable and custom toric products for patients with high amount of astigmatism).

o Offer a wider range of lens parameters, which promote more successful fitting and better visual acuity.

          In addition, CVI believes that its lenses provide superior comfort through its use of the edge technology provided under the patents covered by its License Agreement described under "Patents, Trademarks and Licensing Agreement." CVI also sponsors clinical studies to generate medical information to improve its lenses.

          In order to enhance its competitiveness in the specialty market, in February 2002, Cooper completed the acquisition of Biocompatibles Eye Care, Inc. ("Biocompatibles") the contact lens business of Biocompatibles plc. Biocompatibles' Proclear line of products, both spherical and toric lenses, are manufactured with omafilcon A material, incorporating the proprietary phosphorylcholine technology that helps enhance tissue-device compatibility, and is the only lens with FDA clearance for the claim "... may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear." Mild discomfort relating to dryness during lens wear is a condition that often causes patients to drop out of lens wear.

          Toric contact lenses that correct astigmatism are an important specialty lens category. They represented about $365 million of the total worldwide market in 2002. CVI accounted for approximately $110 million in calendar 2002, or about 30% of this market segment. The toric market segment is highly competitive. CVI's primary competitors in this segment are CIBA Vision/Wesley Jessen (owned by Novartis AG) and Bausch & Lomb Incorporated. Competition in the toric market segment is based primarily on how well lenses provide patients with successful fits and acceptable visual acuity, through offering a wide range of lens parameters, superior wearing comfort and, both for patients and contact lens practitioners, a high level of customer service. CVI believes that its three manufacturing processes yield a wider range of toric lens parameters than its competitors, allowing for more successful fits and better visual acuity.

          Major competitors have greater financial resources and larger research and development budgets and sales forces than CVI. Nevertheless, CVI offers a high level of customer service, through its direct sales organizations around the world, who present its products to eyecare professionals and through telephone sales and technical service representatives who consult with eyecare professionals about the use of the Company's lens products, and high standards of product delivery time. CVI believes that its sales force is particularly well equipped through extensive training to meet the need of contact lens practitioners and their customers.

          CVI also competes with manufacturers of eyeglasses and with refractive surgical procedures that correct visual defects. The Company believes that CVI will continue to compete favorably against eyeglasses, particularly in markets where the penetration of contact lenses in the vision correction market is low, offering lens manufacturers an opportunity to gain market share. The Company also believes that laser vision correction is not a material threat to its sales of contact lenses because each modality serves a different demographic group. Contact lens sales are driven by the teen-aged market, when over 90% of wearers begin their use. Refractive surgical procedures are primarily performed on patients in their late thirties or early forties.

CSI

          CSI focuses on selected segments of the women's healthcare market, supplying high quality diagnostic products, surgical instruments and accessories and in some cases offering all of the products needed for a complete procedure. The market segments in which CSI competes continue to be fragmented, typified by smaller technology driven firms that generally offer only one or two product lines. Most are privately owned or divisions of public companies including some owned by companies with greater financial resources than Cooper. Competitive factors in these segments include technological and scientific advances, product quality, price, customer service and effective communication of product information to physicians and hospitals. CSI believes that it competes successfully against these companies with its superior sales and marketing, the technological advantages of its products and by developing new products, including those used in new medical procedures. In addition, as CSI develops products, it offers to train medical professionals how to use them.

Backlog

          Backlog is not a material factor in either of Cooper's businesses.

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

Financial Information about Business Segments, Geographic Areas, Foreign Operations and Export Sales

          The information required by this item is incorporated by reference to
Note 12 "Business Segment Information" of Notes to Consolidated Financial Statements of the Company included in the 2002 Annual Report.

Employees

          On October 31, 2002, Cooper had approximately 3,500 employees. The Company believes that its relations with its employees are good.

Item 2. Properties.

          The following are Cooper's principal facilities as of October 31, 2002:

                                                      Approximate    Owned
                                                       Floor Area     or        Lease
        Location                  Operations           (Sq. Ft.)    Leased   Expiration
-----------------------   -------------------------   -----------   ------   ----------
United States
   Pleasanton, CA         Executive Offices              13,700     Leased   Sept. 2005
   Lake Forest, CA        Executive Offices
                          and CVI Offices                 8,100     Leased   Jan. 2005
   Huntington Beach, CA   CVI Manufacturing &
                          Technical Offices              20,600     Leased   March 2007
   Fairport, NY           CVI Administrative
                          Offices & Marketing            27,900     Leased   April 2004
   Scottsville, NY        CVI Manufacturing
                          and Research                   49,500     Owned    N/A
   Henrietta, NY          CVI Distribution
                          and Warehouse Facility         68,000     Leased   Feb. 2003
   Norfolk, VA            CVI Manufacturing,
                          Offices and Warehouse
                          Facilities                     39,000     Owned    N/A
   Trumbull, CT           CSI Manufacturing,
                          Research and
                          Development, Marketing,
                          Distribution and
                          Warehouse Facilities           92,000     Leased   June 2011
Canada
   Markham, Ont.          CVI Offices,
                          Manufacturing
                          Distribution and
                          Warehouse Facilities           23,000     Leased   Feb. 2005
United Kingdom
   Hamble, Hampshire,     CVI Manufacturing,
   England                Research and Development,
                          Marketing and Admin.
                          Offices                        60,600     Owned    N/A
   Fareham, Hampshire,    CVI Manufacturing and
   England                Administrative                 30,800     Leased   Jan. 2018
   Fareham, Hampshire,    CVI Manufacturing and
   England                Warehouse                      27,100     Leased   June 2018
   Fareham, Hampshire,    CVI Manufacturing
   England                                               33,000     Leased   Sept. 2023
Finland
   Helsinki               CVI Manufacturing
                          and Administrative             20,300     Owned    N/A
Italy
   Milan                  CVI Warehouse
                          and Administrative             28,900     Leased   Sept. 2006
Australia
   South Australia        CVI Manufacturing,
                          Distribution and
                          Administration                 14,800     Leased   June 2004

      The Company believes its properties are suitable and adequate for its businesses.

Item 3. Legal Proceedings.

          The information required by this item is incorporated by reference to the heading "Pending Litigation" in Note 11 "Commitments and Contingencies" to the Financial Statements in the 2002 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

          During the fourth quarter of fiscal 2002, the Company did not submit any matters to a vote of the Company's security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

          The following unregistered sales of securities by the Company occurred during fiscal 2002. All such securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

          Distribution of 7,117 shares from our treasury shares on October 17, 2002 to former shareholders of Medasonics, Inc.

          Additional information required by this item is incorporated by reference to "Quarterly Common Stock Price Range," "Corporate Information," and the heading "Cash Dividends" in Note 8 "Stockholders' Equity" to the Financial Statements in the 2002 Annual Report.

Item 6. Selected Financial Data.

          The information required by this item is incorporated by reference to "Five Year Financial Highlights" in the 2002 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

          The Company is primarily exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. The Company's policy is to minimize, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into interest rate swaps and foreign currency forward exchange contracts, respectively. The Company does not enter into derivative financial instrument transactions for speculative purposes. Additional information for this item is incorporated by reference to "Derivatives" in Note 1 "Summary of Significant Accounting Policies" and in Note 7 "Financial Instruments" to the Financial Statements in the 2002 Annual Report.

Long-term Debt

          Total debt increased to $163.6 million at October 31, 2002 from $68.8 million at October 31, 2001, primarily to fund payments for acquisitions totaling $136.1 million. Our new $225 million KeyBank line of credit (see caption "KeyBank Line of Credit" in Note 6 "Debt" in the 2002 Annual Report, which is incorporated here by reference) was utilized for the additional funding requirements.

                              October 31, 2002   October 31, 2001
                              ----------------   ----------------
                                         (In millions)

Short term                         $ 36.3              $ 8.2
Long term                           127.3               60.6
                                   ------              -----
Total                              $163.6              $68.8
                                   ======              =====

          As of October 31, 2002, the scheduled maturities of each of the Company's fixed and variable rate long-term debt obligations (excluding capitalized leases), their weighted average interest rates and their estimated fair values were as follows:

                                            Expected Maturity Date - Fiscal Year
                              ---------------------------------------------------------------
                                                                     There-            Fair
                               2003    2004    2005    2006   2007   after    Total    Value
                              -----   -----   -----   -----   ----   ------   ------   ------
($ in Millions)
Long-term debt:
   Fixed interest rate        $22.3   $  --   $  --   $  --   $ --    $ --    $ 22.3   $ 22.3
      Average interest rate     8.0%
   Variable interest rate     $ 9.7   $19.5   $76.4   $19.0   $9.6    $0.3    $134.4   $134.4
      Average interest rate     3.8%    3.8%    3.8%    3.7%   3.8%    4.9%

Interest Rate Exposures

          The Company enters into interest rate swap agreements to minimize the impact of changes in interest rates on its variable rate long-term debt obligations. The Company currently has two interest rate swap agreements for $1.9 million and 'L'2.5 million of its outstanding variable rate debt obligations. These instruments have the effect of converting variable rate instruments to fixed rate instruments. The swaps fix the interest rate at 4.9% on $1.9 million variable-rate debt due January 2012 and at 7.1% on 'L'2.5 million variable rate due April 2003. The table below shows the notional amount and weighted average interest rates of each of the Company's interest rate swaps by maturity. The receive rate is based on October 31, 2002 rate, and projected based on the consumer price index. Notional amounts are used to calculate the contractual payments to be made under the contracts.

                                       Notional Amounts Maturing in Fiscal Year
                              ---------------------------------------------------------
                                                                 There-            Fair
                              2003   2004   2005   2006   2007   after    Total   Value
                              ----   ----   ----   ----   ----   ------   -----   -----
($ in Millions)
Interest rate swaps:
Variable to fixed             $0.3   $0.3   $0.3   $0.3   $0.3    $0.4    $1.9    $0.2
   Average pay rate            4.9%   4.9%   4.9%   4.9%   4.9%    4.9%    4.9%
   Average receive rate        1.0%   1.0%   1.0%   1.0%   1.0%    1.1%    1.1%
Variable to fixed             $3.9   $ --   $ --   $ --   $ --    $ --    $3.9    $ --
   Average pay rate            7.1%      %
   Average receive rate        4.1%      %                                 4.1%

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

                                        Notional Amounts Maturing
                                        -------------------------
                                             2003   Fair Value
                                            -----   ----------
Foreign contracts to buy GBP:
   Notional amount (in millions)            $24.2      $1.8
   Average contractual exchange rate        $1.69
Foreign contracts to sell Canadian $:
   Notional amount (in millions)            $ 4.7        --
   Average contractual exchange rate:       $0.63

Item 8. Financial Statements and Supplementary Data.

          The information required by this item is incorporated by reference to "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Comprehensive Income," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Two Year Quarterly Financial Data" in the 2002 Annual Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

          The information required by this item is incorporated by reference to "Election of Directors" and "Executive Officers of the Company" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 25, 2003 (the "2003 Proxy Statement").

Item 11. Executive Compensation.

          The information required by this item is incorporated by reference to the subheadings "Executive Compensation" and "Board Committees, Meetings and Compensation" of the "Election of Directors" section of the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          The information required by this item is incorporated by reference to the subheadings "Securities Held by Management" and "Principal Security Holders" of the "Election of Directors" section of the 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

          Not applicable.

Item 14.  Controls and Procedures.

          The Company has established and currently maintains disclosure controls and procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission and that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, has concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2002.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Documents filed as part of this report:

               1.   Accountants' Consent and Report on Schedule.

               2.   Financial Statement Schedule of the Company.

                         Schedule
                         Number        Description
                         -----------   -----------
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

          (b) Reports filed on Form 8-K:

                    Cooper filed the following reports on Form 8-K during the
               period August 1, 2002 through October 31, 2002.

               September 4, 2002 -- Item 5. Other Events.
               October 2, 2002 -- Item 5. Other Events.
               October 3, 2002 -- Item 5. Other Events.

                   ACCOUNTANTS' CONSENT AND REPORT ON SCHEDULE

The Board of Directors
THE COOPER COMPANIES, INC.:

          Under date December 11, 2002, we reported on the consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the "Company") as of October 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income and cash flows for each of the years in the three-year period ended October 31, 2002, which are incorporated herein by reference. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15 of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          We consent to incorporation by reference in Registration Statement Nos. 33-50016, 33-11298, 333-22417, 333-25051, 333-27639, 333-40431, 333-80795,
333-48152 and 333-34206 on Forms S-3 and Registration Statement Nos. 333-10997, 33-27938, 33-36325, 33-36326, 333-58839, 333-67954 and 333-101366 on Forms S-8
of The Cooper Companies, Inc. of our reports dated December 11, 2002, relating to the consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 2002 and 2001 and the related consolidated statements of income, comprehensive income and cash flows for each of the years in the three-year period ended October 31, 2002, and related schedule, which reports appear in or are incorporated by reference to the October 31, 2002 Annual Report on Form 10-K of The Cooper Companies, Inc.

                                    KPMG LLP

San Francisco, California
January 27, 2003

                                                                     SCHEDULE II

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       Three Years Ended October 31, 2002

                                                          Additions
                                             Balance at   Charged to   (Deductions)/   Balance
                                             Beginning    Costs and     Recoveries/    at End
                                              of Year      Expenses      Other (1)     of Year
                                             ----------   ----------   -------------   -------
                                                              (In thousands)
Allowance for doubtful accounts:

   Year ended October 31, 2002 ...........     $1,966        $944          $ 973        $3,883
                                               ======        ====          =====        ======

   Year ended October 31, 2001 ...........     $2,440        $251          $(725)       $1,966
                                               ======        ====          =====        ======

   Year ended October 31, 2000 ...........     $1,136        $426          $ 878        $2,440
                                               ======        ====          =====        ======

----------
(1) Consists of additions representing acquired allowances and recoveries, less deductions representing receivables written off as uncollectible.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 2003.

                                             THE COOPER COMPANIES, INC.


                                             By: /s/ A. THOMAS BENDER
                                                 -------------------------------
                                                       A. Thomas Bender
                                                Chairman of the Board, President
                                                   and Chief Executive Officer

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

             Signature                                Capacity                        Date
             ---------                                --------                        ----


/s/ A. THOMAS BENDER                   Chairman of the Board, President          January 27, 2003
------------------------------------      and Chief Executive Officer
    (A. Thomas Bender)


/s/ ALLAN E. RUBENSTEIN, M.D.          Vice Chairman of the Board and            January 27, 2003
------------------------------------      Lead Director
    (Allan E. Rubenstein)


/s/ ROBERT S. WEISS                    Executive Vice President and              January 27, 2003
------------------------------------      Chief Financial Officer and Director
    (Robert S. Weiss)


/s/ STEPHEN C. WHITEFORD               Vice President and Corporate              January 27, 2003
------------------------------------      Controller
    (Stephen C. Whiteford)


/s/ MICHAEL H. KALKSTEIN               Director                                  January 27, 2003
------------------------------------
    (Michael H. Kalkstein)


/s/ MOSES MARX                         Director                                  January 27, 2003
------------------------------------
    (Moses Marx)


/s/ DONALD PRESS                       Director                                  January 27, 2003
------------------------------------
    (Donald Press)


/s/ STEVEN ROSENBERG                   Director                                  January 27, 2003
------------------------------------
    (Steven Rosenberg)


/s/ STANLEY ZINBERG, M.D.              Director                                  January 27, 2003
------------------------------------
    (Stanley Zinberg)

                                 CERTIFICATIONS

I, A. Thomas Bender, Chairman of the Board, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of The Cooper Companies, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 27, 2003


                            /s/ A. Thomas Bender
                   -----------------------------------------
                               A. Thomas Bender
          Chairman of the Board, President and Chief Executive Officer

                                 CERTIFICATIONS

I, Robert S. Weiss, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of The Cooper Companies, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 27, 2003


                             /s/ Robert S. Weiss
                         ---------------------------------
                                 Robert S. Weiss
              Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                                 Location of
                                                                                                 Exhibit in
Exhibit                                                                                          Sequential
Number       Description of Document                                                            Number System
-------      -----------------------                                                            -------------
2.1    -     International Share Sale Agreement among Biocompatibles International plc.,
             Aspect Vision Holdings Limited and The Cooper Companies, Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
             February 27, 2002...............................................................

3.1    -     Restated Certificate of Incorporation, as partially amended, incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3
             (No. 33-17330) and Exhibits 19(a) and 19(c) to the Company's Quarterly Report on
             Form 10-Q for the fiscal quarter ended April 30, 1988...........................

3.2    -     Certificate of Amendment of Restated Certificate of Incorporation dated
             September 21, 1995 incorporated by reference to Exhibit 3.2 to the Company's
             Annual Report on Form 10-K for the fiscal year ended October 31, 1995...........

3.3    -     Amended and Restated By-Laws dated December 16, 1999, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999..........................................................

3.4    -     Certificate of Amendment of Certificate of Incorporation dated May 24, 2000, incorporated by reference to Exhibit 3.4 to the Company's Annual Report on
             Form 10-K for the fiscal year ended October 31, 2001............................

4.1    -     Certificate of Elimination of Series A Junior Participating Preferred Stock of
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
             by reference to Exhibit 99.1 of the Company's Current  Report on Form 8-K
             dated September 25, 1998........................................................

4.4    -     Certificate of Designations of Series A Junior Participating Preferred Stock of
             The Cooper Companies, Inc., incorporated by reference to Exhibit 4.0 of the
             Company's Current Report on Form 8-K dated October 29, 1997.....................

10.1   -     2001 Long-term Incentive Plan, incorporated by reference to Exhibit 10.8 of the
             Company's Annual Report on Form 10-K for the fiscal year ended October 31,
             2000............................................................................

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
             Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for fiscal year ended  October 31,
             1995............................................................................

                                                                                                 Location of
                                                                                                 Exhibit in
Exhibit                                                                                          Sequential
Number       Description of Document                                                            Number System
-------      -----------------------                                                            -------------
10.5   -     Letter Agreement dated November 1, 1992, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.9 to the Company's
             Annual Report on Form 10-K for the fiscal year ended October 31, 1995...........

10.6   -     Severance Agreement entered into as of August 21, 1989, by and between Robert S.
             Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment
             No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended
             October 31, 1992................................................................

10.7   -     Agreement dated as of September 28, 1993, among Medical Engineering Corporation,
             Bristol-Myers Squibb Company and the Company, incorporated by reference to
             Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 1,
             1993............................................................................

10.8   -     Change in Control Agreement dated as of October 14, 1999, between The Cooper
             Companies, Inc. and Carol R. Kaufman, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended October
             31, 1999........................................................................

10.9   -     1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper
             Companies, Inc., incorporated by reference to Appendix A to the Company's Proxy
             Statement for its 1996 Annual Meeting of Stockholders...........................

10.10  -     Amendment No. 1 to 1996 Long-term Incentive Plan for Non-Employee Directors of
             The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to
             Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996..........................................................

10.11  -     Amendment No. 2 to 1996 Long-term Incentive Plan for Non-Employee Directors of
             The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to
             Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997..........................................................

10.12  -     Amendment No. 3 to 1996 Long-term Incentive Plan for Non-Employee Directors of
             The Cooper Companies, Inc., dated October 29, 1999, incorporated by reference to
             Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001..........................................................

10.13  -     Amendment No. 4 to 1996 Long-term Incentive Plan for Non-Employee Directors of
             The Cooper Companies, Inc., dated October 24, 2000, incorporated by reference to
             Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001..........................................................

10.14  -     Amendment No. 5 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.17 to the
             Company's Annual Report on Form 10-K for the fiscal year ended October 31,
             2001............................................................................

10.15  -     Amendment No. 6 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.15 to the
             Company's Registration Statement on form S-8 dated November 21, 2002............

10.16  -     Amendment No. 7 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc. dated November 4, 2002............................

10.17(a) -   Patent License Agreement dated February 13, 2002 between Anthony David Galley and others and CooperVision, Inc., incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January
             31, 2002........................................................................

10.18  -     Certification of Chief Executive Officer........................................

10.19  -     Certification of Chief Financial Officer........................................

                                                                                                 Location of
                                                                                                 Exhibit in
Exhibit                                                                                          Sequential
Number       Description of Document                                                            Number System
-------      -----------------------                                                            -------------
11 (b) -     Calculation of Earnings per share...............................................

13     -     2002 Annual Report to Stockholders. The following portions of such report are incorporated by reference in this document and are deemed "filed." Letter to
             Shareholders, the additional business review section and Financial Section which includes: Five Year Financial Highlights, Two Year Quarterly Information,
             Quarterly Common Stock Price Range, Management's Discussion and Analysis of
             Financial Condition and Results of Operations, the Consolidated Financial
             Statements and the Notes thereto, Corporate Information and the Independent
             Auditors' Report................................................................

21     -     Subsidiaries....................................................................

(a) The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this Exhibit. Omitted portions have been filed separately with The Commission.

(b)  The information required in this exhibit is incorporated by reference to
     Note 4, "Earnings Per Share," in the 2001 Annual Report.

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The British pound sterling sign shall be expressed as.................. 'L'
 The section symbol shall be expressed as............................... 'SS'