Form 10-Q
period 2003-01-31
COOPER COMPANIES INC
filed 2003-03-17
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For Quarterly Period Ended  January 31, 2003
                              --------------------


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


    For the transition period from              to
                                   -------------  ------------


Commission File Number  1-8597
                       --------

                           The Cooper Companies, Inc.
    ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         94-2657368
-------------------------------                    --------------------------
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

                                    Yes X     No
                                       ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    Yes X     No
                                       ---      ---


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value                         30,912,248 Shares
-----------------------------               ------------------------------------
           Class                             Outstanding at February 28, 2003

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements

                     Consolidated Condensed Statements of Income - Three Months
                           Ended January 31, 2003 and 2002                                               3

                     Consolidated Condensed Balance Sheets - January 31, 2003
                           and October 31, 2002                                                          4

                     Consolidated Condensed Statements of Cash Flows - Three
                           Months Ended January 31, 2003 and 2002                                        5

                     Consolidated Condensed Statements of Comprehensive Income -
                           Three Months Ended January 31, 2003 and 2002                                  6

                     Notes to Consolidated Condensed Financial Statements                                7

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                              14

    Item 3.   Quantitative and Qualitative Disclosure About Market Risk                                 25

    Item 4.   Controls and Procedures                                                                   25

PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                         26

    Item 6.   Exhibits and Reports on Form 8-K                                                          26

Signature                                                                                               27

Certifications                                                                                          28

Index of Exhibits                                                                                       30

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                  (In thousands, except for earnings per share)
                                   (Unaudited)


                                                                        Three Months Ended
                                                                            January 31,
                                                                   -----------------------------
                                                                    2003                  2002
                                                                   -------               -------
Net sales                                                          $94,014               $58,112
Cost of sales                                                       34,647                20,627
                                                                   -------               -------
Gross profit                                                        59,367                37,485
Selling, general and administrative expense                         37,877                23,213
Research and development expense                                     1,315                   857
Amortization of intangibles                                            356                   308
                                                                   -------               -------
Operating income                                                    19,819                13,107
Interest expense                                                     1,824                   893
Other income, net                                                      478                 1,036
                                                                   -------               -------
Income before income taxes                                          18,473                13,250
Provision for income taxes                                           4,618                 3,845
                                                                   -------               -------
Net income                                                         $13,855               $ 9,405
                                                                   =======               =======

Earnings per share:
   Basic                                                           $  0.45               $  0.31
                                                                   =======               =======
   Diluted                                                         $  0.44               $  0.30
                                                                   =======               =======

Number of shares used to compute earnings per share:
   Basic                                                            30,904                30,440
                                                                   =======               =======
   Diluted                                                          31,601                31,075
                                                                   =======               =======



                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                                                                      January 31,         October 31,
                                                                         2003                 2002
                                                                       --------             --------
                                                                             (In thousands)
                                   ASSETS
Current assets:
   Cash and cash equivalents                                           $  9,054             $ 10,255
   Trade receivables, net                                                83,886               74,545
   Marketable securities                                                  3,023                2,750
   Inventories                                                           81,045               76,279
   Deferred tax asset                                                    19,092               17,781
   Other current assets                                                  18,065               17,300
                                                                       --------             --------
      Total current assets                                              214,165              198,910
                                                                       --------             --------
Property, plant and equipment, net                                       94,516               87,944
Goodwill, net                                                           247,052              238,966
Other intangible assets, net                                             14,332               14,651
Deferred tax asset                                                       22,500               26,806
Other assets                                                              4,403                3,838
                                                                       --------             --------
                                                                       $596,968             $571,115
                                                                       ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                     $ 17,392             $ 36,333
   Accounts payable                                                      14,287               15,212
   Accrued acquisition costs                                             20,481               24,773
   Accrued income taxes                                                  13,006               12,261
   Other current liabilities                                             37,435               38,102
                                                                       --------             --------
      Total current liabilities                                         102,601              126,681
Long-term debt                                                          158,963              127,318
Other liabilities                                                         2,469                5,674
                                                                       --------             --------
      Total liabilities                                                 264,033              259,673
                                                                       --------             --------
Contingencies (Note 9)
Stockholders' equity:
   Common stock, $.10 par value                                           3,156                3,153
   Additional paid-in capital                                           286,354              285,619
   Accumulated other comprehensive income (loss)                          3,483               (4,396)
   Retained earnings                                                     50,164               37,236
   Other                                                                   (222)                 (78)
   Treasury stock at cost                                               (10,000)             (10,092)
                                                                       --------             --------
         Total stockholders' equity                                     332,935              311,442
                                                                       --------             --------
                                                                       $596,968             $571,115
                                                                       ========             ========


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                January 31,
                                                                       ----------------------------
                                                                         2003                 2002
                                                                       --------             -------
Cash flows from operating activities:
   Net income                                                          $ 13,855             $ 9,405
   Depreciation and amortization                                          2,971               2,093
   Net increase in working capital                                      (18,655)             (4,361)
   Net (increase) decrease in non-current assets                         (1,297)              3,142
   Net decrease in non-current liabilities                               (1,482)             (5,288)
   Increase (decrease) in translation adjustment and other                7,720                (823)
                                                                       --------             -------
Net cash provided by operating activities                                 3,112               4,168
                                                                       --------             -------
Cash flows from investing activities:
   Purchases of property, plant and equipment                            (5,898)             (6,273)
   Acquisitions of businesses                                           (32,243)             (5,403)
   Sale of marketable securities                                              -               3,622
   Other                                                                    (29)                (12)
                                                                       --------             -------
Net cash used by investing activities                                   (38,170)            (8,066)
                                                                       --------             -------
Cash flows from financing activities:
   Net repayments of short-term debt                                     (1,248)             (1,330)
   Repayments of long-term debt                                         (10,213)             (4,228)
   Proceeds from long-term debt                                          45,400               1,847
   Dividends on common stock                                               (927)               (761)
   Exercise of stock options                                                741                 330
   Other                                                                    (84)                  -
                                                                       --------             -------
Net cash provided (used) by financing activities                         33,669              (4,142)
                                                                       --------             -------
Effect of exchange rate changes on cash and cash equivalents                188                 (21)
                                                                       --------             -------
Net decrease in cash and cash equivalents                                (1,201)             (8,061)
Cash and cash equivalents - beginning of period                          10,255              12,928
                                                                       --------             -------
Cash and cash equivalents - end of period                              $  9,054             $ 4,867
                                                                       ========             =======


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)


                                                                  Three Months Ended
                                                                     January 31,
                                                                ----------------------
                                                                 2003           2002
                                                                -------        -------
Net income                                                      $13,855        $ 9,405
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment                        7,673         (2,389)
   Change in value of derivative instruments                         28             27
   Unrealized gain (loss) on marketable securities:
      Gain arising during the period                                178            437
      Reclassification adjustment                                     -           (685)
                                                                -------        -------
   Unrealized gain (loss) on marketable securities                  178           (248)
                                                                -------        -------
Other comprehensive income (loss), net of tax                     7,879         (2,610)
                                                                -------        -------
Comprehensive income                                            $21,734        $ 6,795
                                                                =======        =======


                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1. General

The Cooper Companies, Inc. ("Cooper" or "we" and similar pronouns), through its two business units, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a range of specialty contact lenses to correct visual defects, including toric lenses to correct astigmatism, cosmetic lenses to change or enhance the appearance of the eyes' natural color, multifocal lenses designed to correct presbyopia, an age-related vision defect, and lenses for patients with dry eyes. Its leading products are disposable and planned replacement toric and spherical lenses. CooperSurgical ("CSI") markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

During interim periods, we have followed the accounting policies described in our Form 10-K for the fiscal year ended October 31, 2002. Please refer to this and to our Annual Report to Stockholders for the same period when reviewing this Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period's presentation. Current results are not a guarantee of future performance.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position as of January 31, 2003 and October 31, 2002 and the consolidated results of its operations and its cash flows for the three months ended January 31, 2003 and 2002. All of these adjustments are normal and recurring.

See "Estimates and Critical Accounting Policies" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note 2. Inventories, at the Lower of Average Cost or Market


                                                         January 31,               October 31,
                                                            2003                       2002
                                                         -----------               -----------
                                                                  (In thousands)
Raw materials                                             $13,656                    $13,176
Work-in-process                                            14,230                     14,067
Finished goods                                             53,159                     49,036
                                                         --------                   --------
                                                          $81,045                    $76,279
                                                          =======                    =======


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 3. New Accounting Pronouncements

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (a "Statement") No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS 123 ("FAS 148"). This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt the disclosure requirements of FAS 148 in its second fiscal quarter of 2003, but will continue to account for its stock-based compensation under the principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, adoption of FAS 148 will have no effect on the Company's earnings or cash flows.

Note 4. Accrued Acquisition Costs

In conjunction with recording acquisitions, we accrue for the estimated costs of severance, legal, consulting, due diligence, plant/office closure and deferred acquisition payments. The chart below presents the balance at October 31, 2002 (opening balance), activity recorded in the first three months of fiscal 2003 and the balance at January 31, 2003 (closing balance).


                                  Opening*                                                         Closing*
Description                        Balance         Additions       Payments         Other           Balance
-----------                       --------         ---------       --------         -----           -------
                                                                   (In thousands)
Severance                          $ 8,965          $     -         $(3,225)        $  -           $ 5,740
Legal and consulting                 3,542              123          (1,619)         334             2,380
Plant shutdown                       7,807              400            (627)           -             7,580
Hold back due                        5,833                -          (2,105)           -             3,728
Pre-acquisition liabilities              -            1,568            (203)           -             1,365
Other                                  126              160             (98)           -               188
                                   -------          -------         -------         ----           -------

Total                              $26,273          $ 2,251         $(7,877)        $334           $20,981
                                   =======          =======         =======         ====           =======


* Includes $1.5 million and $500,000, respectively, carried in other liabilities.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 5. Intangible Assets


                                           As of January 31, 2003                     As of October 31, 2002
                                     -------------------------------------      --------------------------------------
                                                           Accumulated                                 Accumulated
                                      Gross Carrying       Amortization          Gross Carrying        Amortization
                                           Amount          & Translation              Amount           & Translation
                                           ------          -------------              ------           -------------
                                                                       (In thousands)
Other Intangible Assets
Trademarks                                 $   578               $  151               $   578                $  144
Patents                                     12,711                4,472                12,711                 4,289
License and distribution rights              6,654                1,724                 6,654                 1,602
Other                                          778                   42                   778                    35
                                           -------               ------               -------                ------
                                           $20,721               $6,389               $20,721                $6,070
                                           =======               ======               =======                ======

We estimate that annual amortization expense will be about $1.4 million for each of the years in the five-year period ended October 31, 2007.


                                                               (In thousands)
Goodwill
Balance as of November 1, 2002                                       $238,966
Goodwill on acquisitions and acquisition adjustments                    5,413
Other adjustments*                                                      2,673
                                                                     --------
                                                                     $247,052
                                                                     ========

   * Primarily translation differences in goodwill denominated in foreign currency.

Note 6. Debt


                                                       January 31,     October 31,
                                                          2003             2002
                                                        --------        --------
                                                              (In thousands)
Short-term:

Notes payable to banks                                  $  1,271        $  2,519
Current portion of long-term debt                         16,121          33,814
                                                        --------        --------
                                                        $ 17,392        $ 36,333
                                                        ========        ========
Long-term:

Promissory notes - Aspect                                     $-        $ 22,291
KeyBank line of credit                                   168,806         132,310
County of Monroe Industrial Development
   Agency ("COMIDA") bond                                  1,855           1,899
Capitalized leases                                         4,043           4,471
Other                                                        380             161
                                                        --------        --------
                                                         175,084         161,132
Less current portion                                      16,121          33,814
                                                        --------        --------
                                                        $158,963        $127,318
                                                        ========        ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

KeyBank Line of Credit: In December 2002, we used $21 million of the KeyBank line of credit to retire the Promissory notes - Aspect. The current cost of money for the use of the KeyBank line of credit was about 3%, whereas the Promissory notes paid interest at 8%.

At January 31, 2003, we had $52.9 million available under the KeyBank line of credit.

(In millions)
Amount of line                              $225.0
Outstanding loans                           (172.1)*
                                            ------
Available                                   $ 52.9
                                            ======

* Includes $3.3 million in letters of credit backing other debt:

Note 7. Earnings Per Share ("EPS")


(In thousands, except for EPS)
                                                            Three Months Ended
                                                               January 31,
                                                        ------------------------
                                                         2003             2002
                                                        -------          -------

Net income                                              $13,855          $ 9,405
                                                        =======          =======

Basic:
Weighted average common shares                           30,904           30,440
                                                        =======          =======

Basic EPS                                               $  0.45          $  0.31
                                                        =======          =======

Diluted:
Basic weighted average common shares                     30,904           30,440

Add dilutive securities:
Stock options                                               697              635
                                                        -------          -------
Denominator for diluted EPS                              31,601           31,075
                                                        =======          =======
Diluted EPS                                             $  0.44          $  0.30
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


                                               Three Months Ended
                                                     January 31,
                                          -----------------------------------
                                             2003                   2002
                                             ----                   ----
Number of shares excluded                 136,000                   1,062,500
                                          =======                   =========
Range of exercise prices                   $31.11             $23.66 - $31.11
                                           ======             ===============


Note 8. Income Taxes

Cooper's effective tax rate ("ETR") (income tax expense divided by pretax income) was 25% for the quarter, the same rate as for the full fiscal year 2002. This was below the 29% ETR in the first fiscal quarter of 2002, reflecting the favorable effects of the acquisition from Biocompatibles International plc. at the end of February 2002, which resulted in increased international operations.

Note 9. Contingencies

Pending Litigation: On April 25, 2001, Dioptics Medical Products, Inc. filed a lawsuit against Cooper, CVI and A. Thomas Bender in the United States District Court Northern District of California, Case No. C01-20356-JW. This lawsuit alleges that CVI's CV Encore family of contact lenses infringes Dioptics' ENCORE trademark registration for sunglasses. Dioptics alleges causes of action for trademark infringement, dilution and unfair competition, and seeks damages and injunctive relief. On September 30, 2002, the parties filed cross-motions for summary judgment. The Court partially granted CVI's motion and held that Dioptics' dilution claim fails as a matter of law because its ENCORE mark is not famous. The Court denied the parties' motions with respect to the trademark infringement and unfair competition causes of action, and set the matter for trial commencing June 10, 2003. The Company believes that it does not infringe any valid and protectable trademark held by Dioptics. Nevertheless, to avoid ongoing legal costs and deflection of Management, Cooper is in discussions to settle the pending trademark litigation and recorded a provision of $500,000 in the current quarter for the potential settlement.

Note 10. Cash Dividends

In November 2002, our Board of Directors increased our annual dividend rate from 5 cents per share to 6 cents per share. On January 6, 2003, we paid a semiannual dividend of 3 cents per share to holders of record on December 16, 2002.

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

Segment information:


                                                         Three Months Ended
                                                             January 31,
                                                      -----------------------
                                                        2003             2002
                                                      -------         -------
                                                           (In thousands)
         Sales to external customers:
            CVI                                       $72,820         $42,139
            CSI                                        21,194          15,973
                                                      -------         -------
                                                      $94,014         $58,112
                                                      =======         =======
         Operating income:
            CVI                                       $18,379         $11,319
            CSI                                         3,832           3,533
            Corporate                                  (2,392)         (1,745)
                                                      -------         -------
         Total operating income                        19,819          13,107
            Interest expense                           (1,824)           (893)
            Other income, net                             478           1,036
                                                      -------         -------
         Income before income taxes                   $18,473         $13,250
                                                      =======         =======


                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)

                                                   January 31,        October 31,
                                                      2003                2002
                                                    --------            --------
                                                          (In thousands)
Identifiable assets:
            CVI                                     $430,484            $401,421
            CSI                                      113,495             111,998
            Corporate                                 52,989              57,696
                                                    --------            --------
         Total                                      $596,968            $571,115
                                                    ========            ========

Goodwill:
            CVI                                     $178,929            $170,843
            CSI                                       68,123              68,123
                                                    --------            --------
         Total                                      $247,052            $238,966
                                                    ========            ========


Geographic information:


                                                            Three Months Ended
                                                                 January 31,
                                                          ----------------------
                                                             2003           2002
                                                          --------      --------
                                                              (In thousands)
Sales to external customers by country of domicile:
            United States                                 $ 58,513      $ 42,163
            Europe                                          31,050        12,398
            Canada                                           4,451         3,551
                                                          --------      --------
         Total                                            $ 94,014      $ 58,112
                                                          ========      ========



                                                         January 31,    October 31,
                                                            2003           2002
                                                          --------      --------
                                                              (In thousands)
Long-lived assets by country of domicile:
            United States                                 $161,665      $158,477
            Europe                                         192,122       180,959
            Canada                                           2,113         2,125
                                                          --------      --------
         Total                                            $355,900      $341,561
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

Events, among others, that could cause actual results and future actions to differ materially from those described by or contemplated in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, regulatory issues, cost of complying with new corporate governance regulatory requirements, changes in tax laws or their interpretation, changes in geographical profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, changes in accounting principles or estimates, and other factors described in our Securities and Exchange Commission filings, including the "Business" section in our Annual Report on Form 10-K for the year ended October 31, 2002. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

                              Results of Operations

In this section, we discuss the results of our operations for the first quarter of fiscal 2003 and compare them with the same period of fiscal 2002. We discuss our cash flows and current financial condition beginning on page 22 under "Capital Resources and Liquidity."

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

First Quarter Highlights vs. 2002's First Quarter:

o    Net sales up 62% to $94 million.

o    Gross profit up 58%; margin 63% of sales in fiscal 2003 and 65% in fiscal
     2002.

o    Operating income up 51% to $19.8 million.

o    Diluted earnings per share up 47% to 44 cents from 30 cents.

Selected Statistical Information - Percentage of Sales and Growth

                                                          Percent of Sales
                                                         Three Months Ended
                                                              January 31,
                                                        ---------------------              %
                                                        2003             2002           Growth
                                                        ----             ----           ------
Net sales                                               100%             100%             62%
Cost of sales                                            37%              35%             68%
Gross profit                                             63%              65%             58%
Selling, general and administrative                      40%              40%             63%
Research and development                                  2%               1%             53%
Amortization                                              -%               1%             16%
Operating income                                         21%              23%             51%

Net Sales: Cooper's two business units, CooperVision ("CVI") and CooperSurgical ("CSI") generate all its revenue:

o CVI markets a broad range of soft contact lenses for the vision care market worldwide.

o CSI markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $35.9 million, or 62%:

                                      Three Months Ended
                                           January 31,
                                    -------------------------             %
                                     2003              2002           Increase
                                    ------            ------          --------
                                          (In millions)
CVI                                 $72.8             $42.1              73%
CSI                                  21.2              16.0              33%
                                    ------            ------
                                    $94.0             $58.1              62%
                                    =====             =====

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Practitioner and patient preferences in the worldwide contact lens market continue to shift away from conventional lenses that are designed for annual replacement to disposable and frequently replaced lenses. Disposable lenses are designed for either a daily or a two-week replacement cycle; frequently replaced lenses are replaced after one to three months. We refer to the combination of disposable and frequently replaced lenses as "DPR" lenses. An additional transition in the industry involves the shift away from commodity lenses to value added specialty products, such as toric lenses, cosmetic lenses and multifocal lenses.

CVI's revenue growth is driven by unit volume rather than by price. Nevertheless, our average selling price on a per lens basis is decreasing, reflecting increased sales of DPR lenses, which are marketed in multiple lens packages. This is an industry trend.

Soft Lens Revenue: CVI's worldwide soft contact lens revenue -- all revenue except royalty revenue and miscellaneous items -- grew 75%, 68% when adjusted for currency fluctuations. The increase in sales was driven by revenue from Biocompatibles Eye Care, Inc. ("Biocompatibles"), which we acquired on February 28, 2002. Excluding Biocompatibles soft lens revenue of $22 million in the three-month period, total soft lens revenue grew 20% and 16% when adjusted for currency fluctuations ("constant currency"). The primary reasons for our soft lens revenue growth include continued global market share gains in our two-week toric products (CV Encore Toric and Xcel) and in our other specialty products as well as continued momentum in Europe.

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

CVI revenue as reported includes Biocompatibles beginning in March 2002. In order to present growth in the total lens business we now own, we have adjusted reported revenue in the following table by adding Biocompatibles revenue for the three months ended January 31, 2002. (These amounts were derived from the unaudited ledgers of Biocompatibles for those periods.) Since our acquisition of Biocompatibles, CVI has placed a high priority on promoting their Proclear lenses. In many cases, practitioners are now recommending Proclear lenses in place of older CVI disposable spherical products. Adjusted soft lens revenue grew 17% in the three months ended January 31, 2003.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

CVI Revenue:

Reported:                                      First Quarter
                                      --------------------------------
                                        2003                   2002             Growth
                                      ---------              ---------          ------
Segment                                                   ($ in millions)
-------
U.S.                                   $34.2                  $24.8               38%
International                           35.0                   14.7              138%
                                       -----                  -----
Soft lens revenue                       69.2                   39.5               75%
Miscellaneous revenue                    3.6                    2.6               36%
                                       -----                  -----
Total reported                         $72.8                  $42.1               73%
                                       =====                  =====

Adjustments - To include Biocompatibles revenue for comparable periods:

                                                               2002
                                                               ----
Segment
U.S.                                                          $ 5.2
International                                                  14.3
                                                              -----
Soft lens revenue                                              19.5
Miscellaneous revenue                                             -
                                                              -----
Total                                                         $19.5
                                                              =====


                                               First Quarter
                                       ------------------------------
                                        2003                    2002             Growth
                                        ----                    ----             ------
Segment                                                   ($ in millions)
-------
U.S.                                   $34.2                   $30.0              14%
International                           35.0                    29.0              21%
                                       -----                   -----
Soft lens revenue                       69.2                    59.0              17%
Miscellaneous revenue                    3.6                     2.6              36%
                                       -----                   -----
Total as adjusted                      $72.8                   $61.6              18%
                                       =====                   =====

Total adjusted worldwide revenue grew 18% (13% in constant currency). Adjusted international soft lens revenue of $35 million grew 21% (11% in constant currency).

The 138% growth in reported international soft lens revenue, from $14.7 million to $35 million, was largely driven by international sales of Biocompatibles products of $16.4 million in the first quarter of 2003.

Reported soft lens revenue in the United States grew 38% in the quarter primarily due to the acquisition of Biocompatibles products that provided revenue of $5.7 million in the first quarter of 2003. On an as adjusted basis, U.S. soft lens revenue growth was 14% in the first quarter, driven primarily by increased sales of Proclear toric and other specialty lenses.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

CSI Revenue: Women's healthcare products used primarily by obstetricians and gynecologists generate about 90% of CSI's revenue. The balance represents sales of medical devices outside of women's healthcare that CSI does not actively market. These are, therefore, excluded when calculating CSI's organic growth. CSI's overall first quarter revenue increased 33% to $21.2 million. Organic growth from existing gynecology products in the first quarter was about 11%, coming primarily from businesses we acquired over the last two years. The balance of the growth primarily comes from the acquisitions of Norland Medical Systems in April 2002 and Ackrad Laboratories, Inc. in May 2002.

Cost of Sales/Gross Profit: Gross profit as a percentage of sales ("gross margin") was as follows:

                                                      First Quarter Margin
                                                     -----------------------
                                                     2003               2002
                                                     ----               ----
CVI                                                   67%                69%
CSI                                                   50%                53%
Consolidated                                          63%                65%

CVI's gross margin for the first quarter of fiscal 2003 was 67% compared with 69% for the first quarter last year. The decline was primarily due to the impact of the stronger pound sterling on manufacturing costs. Because CVI manufactures a major percentage of its lenses in the United Kingdom, the favorable impact of currency on revenue is offset by the unfavorable translation of manufacturing costs. The reduced gross margin also reflects lower gross margin sales to a Japanese distributor and lower gross margin on sales of certain Biocompatibles' products. Going forward, we expect that the Biocompatibles gross margin will improve as CVI improves manufacturing costs and continues to shift customers to higher gross margin Proclear products.

CSI gross margin was 50% compared with 53% for the first quarter last year. The drivers of the lower gross margin included sales of recent acquisitions' products, which have expanded our product line in the area of infertility, which currently has lower gross margins. We expect gross margin to return to the 53% range by the end of our second quarter as the new operations are integrated.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Selling, General and Administrative ("SGA") Expense:

                                    Three Months Ended
                                        January 31,
                        ------------------------------------------
                              2003                     2002
                        ---------------          -----------------
                                      ($ in millions)
                                 % Rev.                     % Rev.          % Increase
                                 ------                     ------          ----------
CVI                     $29.2      40%           $16.8        40%                74%
CSI                       6.3      29%             4.6        29%                35%
Headquarters              2.4      N/A             1.8        N/A                37%
                        -----                    -----
                        $37.9      40%           $23.2        40%                63%
                        =====                    =====

Consolidated SGA increased 63% but was flat as a percentage of revenue at 40% in 2003 and 2002. Consolidated SGA increased primarily due to acquisitions, which contributed to the 62% increase in revenue. The SGA increase was also due to the unfavorable translation impact of expenses denominated in other than U.S. currency.

Research and Development ("R&D") Expense: During the first fiscal quarter, CVI research and development expenditures were $857,000, up 41% over the first quarter of 2002, reflecting an initiative to develop new and improved contact lens products. During the 2003 to 2005 period, CVI is investing in two new research programs: the development of an extended wear contact lens and an improved contact lens technology. We expect that research and development expense will increase by between $1.5 million and $2.0 million in 2003.

Amortization of Intangibles: Amortization expense increased to $356,000 in the first quarter of fiscal 2003 from $308,000 in last year's first quarter.

Operating Income: Operating income improved by $6.7 million, or 51%, in the fiscal first quarter:

                                    Three Months Ended
                                        January 31,
                        ------------------------------------------
                              2003                     2002
                        ---------------          -----------------
                                      ($ in millions)
                                 % Rev.                     % Rev.          % Increase
                                 ------                     ------          ----------
CVI                     $18.4      25%           $11.3        27%                62%
CSI                       3.8      18%             3.6        22%                 8%
Headquarters             (2.4)     N/A            (1.8)       N/A                N/A
                        -----                    -----
                        $19.8      21%           $13.1        23%                51%
                        =====                    =====

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Interest Expense: Interest expense increased $931,000 or 104%, primarily driven by debt incurred to fund acquisitions. Our total debt was $176.4 million at January 31, 2003 vs. $63.9 million at January 31, 2002.

Other Income, Net:

                                                                   Three Months Ended
                                                                       January 31,
                                                              ---------------------------
                                                                2003                 2002
                                                              -------             -------
                                                                     (In thousands)
Interest income                                               $   34             $    35
Foreign exchange transactions                                  1,064                 (20)
Settlement of dispute                                           (500)                  -
Gain on sale of Quidel stock                                       -               1,028
Other                                                           (120)                 (7)
                                                              ------              ------
                                                              $  478              $1,036
                                                              ======              ======

In conjunction with the acquisition of Biocompatibles, we inherited intercompany accounts in various currencies, primarily pounds sterling. The pound strengthened against the dollar in the first quarter of 2003, and a net gain of about $1.1 million resulted. We have taken steps to minimize this exposure. Our policy continues to be to hedge foreign exchange exposure whenever possible.

In the first quarter of 2003, we provided $500,000 for the potential settlement of a legal dispute (see Note 9).

In the first quarter of 2002, we sold 480,000 shares of Quidel stock, realizing a gain of approximately $1 million.

Provision for Income Taxes: We estimate that our effective tax rate ("ETR") for fiscal year 2003 will be 25%, down from 29% used for the first quarter of 2002. The reduction of our ETR resulted from a higher percentage of our income coming from international operations (including the international operations at Biocompatibles).

We implemented a global tax arrangement in fiscal 1999 to minimize both the taxes reported in our statement of income and the actual taxes we will have to pay once we use all the benefits of our net operating loss carryforwards ("NOLs"). The global tax arrangement consists of a restructuring of the legal ownership structure for the CooperVision foreign sales and manufacturing subsidiaries.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

The stock of those subsidiaries is now owned by a single foreign holding company, which centrally directs much of the activities of those subsidiaries. The foreign holding company has applied for and received the benefits of a reduced tax rate under a special tax regime available in its country of residence. On February 28, 2002, the Company acquired Biocompatibles. Assuming no other major acquisitions or large stock issuances, we currently expect that this plan will extend the cash flow benefits of the NOLs through 2006, and that actual cash payments of taxes will average less than 5% of pretax profits over this period. After 2006, actual cash payments of taxes are expected to average less than 20% of pretax profits.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                          Capital Resources & Liquidity

Comparative Statistics (dollars in millions, except per share amounts):

                                                                January 31, 2003          October 31, 2002
                                                                ----------------          ----------------
Cash and cash equivalents                                              $9.1                       $10.3
Total assets                                                           $597.0                     $571.1
Working capital                                                        $111.6                     $72.2
Total debt                                                             $176.4                     $163.7
Stockholders' equity                                                   $332.9                     $311.4
Ratio of debt to equity                                                0.53:1                     0.53:1
Debt as a percentage of total capitalization                           35%                        34%
Operating cash flow - twelve months ended                              $54.9                      $55.9

Operating Cash Flows: Our major source of liquidity continues to be cash flow provided by operating activities, which totaled $3.1 million in the first quarter of fiscal 2003 and $54.9 million over the twelve-month period ended January 31, 2003.

Major uses of cash for operating activities in the first quarter included payments of $4.5 million to settle the dispute with Medical Engineering Corporation, a subsidiary of Bristol-Myers Squibb Company, $2.6 million to fund entitlements under Cooper's bonus plans and $1.6 million in interest payments.

Our working capital increased by $39.4 million in the first quarter, driven primarily by increases in trade receivables and the reduction of about $19 million of short-term debt. At the end of the first fiscal quarter, Cooper's days sales outstanding ("DSO's") increased to 79 days from 71 days last quarter. The increase reflects the impact of the strengthening pound and euro, the ongoing shift to a higher mix of international and optical chain revenue and a system integration issue in CVI international operations that delayed some collection efforts. DSO's are expected in the mid-70's by the end of the next quarter.

Investing Cash Flows: The cash outflow of $38.2 million from investing activities was driven by capital expenditures of $5.9 million and payments of $32.2 million on acquisitions including $22.4 million paid to the Aspect Noteholders, the final payment for the Aspect acquisition.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Financing Cash Flows: Financing activities provided $33.7 million of cash, driven primarily by net borrowing from our credit facility of $35.9 million. Cash received from the exercises of stock options provided $741,000. We repaid net other debt of about $2 million. We paid dividends on our common stock of $927,000 in the first fiscal quarter of 2003.

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

o Valuation of goodwill - In accordance with the provisions of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" we will evaluate, by the end of our second fiscal quarter, the reporting units to be used to test for impairment of goodwill.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded

o Income taxes - As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. To determine the quarterly tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

                                     Outlook

We believe that cash and cash equivalents on hand of $9.1 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. At January 31, 2003, we had $52.9 million available under the KeyBank line of credit.

                                 Risk Management

We are exposed to risks caused by changes in foreign exchange, principally pound sterling denominated debt and from operations in foreign currencies. We have hedged most of the debt by entering into contracts to buy sterling forward. We are also exposed to risks associated with changes in interest rates, as the interest rate on certain of our debt varies with the London Interbank Offered Rate. There have been no material changes in sensitivity to market risk in the three-month period ended January 31, 2003.

                                   Trademarks

Proclear(R)is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries. CV Encore Toric'TM' and Xcel'TM' are trademarks of The Cooper Companies, Inc., its affiliates and subsidiaries.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

See Capital Resources and Liquidity under "Risk Management" in Item 2 of this report.

Item 4.  Controls and Procedures
--------------------------------

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, has concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2003.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

The information required by this item is incorporated herein by reference to "Contingencies - Pending Litigation" under Note 9 of Notes to Consolidated Condensed Financial Statements in Part I, Item I of this report.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a) Exhibits.

   Exhibit
   Number           Description
   -------          -----------
   11*              Calculation of Earnings Per Share
   99.1             Certification of Chief Executive Officer
   99.2             Certification of Chief Financial Officer

   * The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

   (b) The Company filed the following reports on Form 8-K during the period November 1, 2002 to January 31, 2003.

   Date of Report             Item Reported
   --------------             -------------
   November 5, 2002           Item 5.  Other Events.
   November 22, 2002          Item 5.  Other Events.
   December 12, 2002          Item 5.  Other Events.
   January 30, 2003           Item 5.  Other Events.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              The Cooper Companies, Inc.
                                        ----------------------------------------
                                                      (Registrant)


Date: March 17, 2002                            /s/ Stephen C. Whiteford
                                        ----------------------------------------
                                                   Stephen C. Whiteford
                                         Vice President and Corporate Controller
                                              (Principal Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

                              /s/ A. Thomas Bender
                        ---------------------------------
                                A. Thomas Bender
          Chairman of the Board, President and Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003


                               /s/ Robert S. Weiss
                        ------------------------------------
                                 Robert S. Weiss
              Executive Vice President and Chief Financial Officer

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                Index of Exhibits
                                -----------------

Exhibit No.                                                             Page No.
----------                                                              --------
   11*                  Calculation of Earnings Per Share
   99.1                 Certification of Chief Executive Officer
   99.2                 Certification of Chief Financial Officer

* The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

                            STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'
The section symbol shall be expressed as...................................'SS


'