Form 10-Q
period 2003-04-30
COOPER COMPANIES INC
filed 2003-06-06
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarterly Period Ended April 30, 2003

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value                              31,119,498 Shares
-----------------------------                        ---------------------------
           Class                                     Outstanding at May 31, 2003

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                 Page No.
                                                                                 --------
PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements

                Consolidated Condensed Statements of Income - Three
                   and Six Months Ended April 30, 2003 and 2002                      3

                Consolidated Condensed Balance Sheets - April 30, 2003
                   and October 31, 2002                                              4

                Consolidated Condensed Statements of Cash Flows - Six
                   Months Ended April 30, 2003 and 2002                              5

                Consolidated Condensed Statements of Comprehensive
                   Income - Three and Six Months Ended April 30, 2003 and 2002       6

                Notes to Consolidated Condensed Financial Statements                 7

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                           15

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk              29

    Item 4.  Controls and Procedures                                                29

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                      30

    Item 4.  Submission of Matters to a Vote of Security Holders                    30

    Item 6.  Exhibits and Reports on Form 8-K                                       31

Signature                                                                           32

Certifications                                                                      33

Index of Exhibits                                                                   35

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                              Three Months Ended     Six Months Ended
                                                   April 30,             April 30,
                                              ------------------   -------------------
                                                2003       2002      2003       2002
                                              -------    -------   --------   --------
Net sales                                     $96,368    $71,910   $190,382   $130,022
Cost of sales                                  33,948     27,746     68,595     48,373
                                              -------    -------   --------   --------
Gross profit                                   62,420     44,164    121,787     81,649
Selling, general and administrative expense    39,590     28,171     77,467     51,384
Research and development expense                1,279        918      2,594      1,775
Amortization of intangibles                       399        392        755        700
                                              -------    -------   --------   --------
Operating income                               21,152     14,683     40,971     27,790
Interest expense                                1,688      1,441      3,512      2,334
Other income (expense), net                       818        (18)     1,296      1,018
                                              -------    -------   --------   --------
Income before income taxes                     20,282     13,224     38,755     26,474
Provision for income taxes                      5,071      3,306      9,689      7,151
                                              -------    -------   --------   --------
Net income                                    $15,211    $ 9,918   $ 29,066   $ 19,323
                                              =======    =======   ========   ========

Earnings per share:
      Basic                                   $  0.49    $  0.33   $   0.94   $   0.63
                                              =======    =======   ========   ========
      Diluted                                 $  0.48    $  0.32   $   0.92   $   0.62
                                              =======    =======   ========   ========

Number of shares used to compute earnings
   per share:
      Basic                                    31,003     30,487     30,953     30,452
                                              =======    =======   ========   ========
      Diluted                                  31,789     31,128     31,696     31,095
                                              =======    =======   ========   ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                   April 30,   October 31,
                                                     2003         2002
                                                   ---------   -----------
                                                       (In thousands)
                     ASSETS
Current assets:
   Cash and cash equivalents                       $ 11,895     $ 10,255
   Trade receivables, net                            76,792       74,545
   Marketable securities                              4,469        2,750
   Inventories                                       81,977       76,279
   Deferred tax asset                                16,426       17,781
   Other current assets                              19,004       17,300
                                                   --------     --------
      Total current assets                          210,563      198,910
                                                   --------     --------
Property, plant and equipment, net                   98,270       87,944
Goodwill, net                                       251,741      238,966
Other intangible assets, net                         14,337       14,651
Deferred tax asset                                   21,055       26,806
Other assets                                          4,199        3,838
                                                   --------     --------
                                                   $600,165     $571,115
                                                   ========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                 $ 20,636     $ 36,333
   Accounts payable                                  15,481       15,212
   Accrued acquisition costs                         17,631       24,773
   Accrued income taxes                              10,592       12,261
   Other current liabilities                         39,307       38,102
                                                   --------     --------
      Total current liabilities                     103,647      126,681
Long-term debt                                      141,942      127,318
Other liabilities                                     1,432        5,674
                                                   --------     --------
      Total liabilities                             247,021      259,673
                                                   --------     --------
Stockholders' equity:
   Common stock, $.10 par value                       3,171        3,153
   Additional paid-in capital                       288,695      285,619
   Accumulated other comprehensive income (loss)      5,833       (4,396)
   Retained earnings                                 65,375       37,236
   Unearned compensation                               (172)         (78)
   Treasury stock at cost                            (9,758)     (10,092)
                                                   --------     --------
         Total stockholders' equity                 353,144      311,442
                                                   --------     --------
                                                   $600,165     $571,115
                                                   ========     ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                                    April 30,
                                                               -------------------
                                                                 2003       2002
                                                               --------   --------
Cash flows from operating activities:
   Net income                                                  $ 29,066   $ 19,323
   Depreciation and amortization                                  5,948      5,145
   Net (increase) decrease in operating capital                  (9,069)     5,166
   Net decrease in non-current assets                             5,684        508
   Net decrease in non-current liabilities                       (2,742)    (5,258)
   Increase (decrease) in other                                   1,256       (202)
                                                               --------   --------
Net cash provided by operating activities                        30,143     24,682
                                                               --------   --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                   (13,406)   (11,992)
   Acquisitions of businesses                                   (38,525)   (45,373)
   Sale of marketable securities                                     --      4,057
   Other                                                            (20)       (37)
                                                               --------   --------
Net cash used by investing activities                           (51,951)   (53,345)
                                                               --------   --------
Cash flows from financing activities:
   Net repayments of short-term debt                             (2,579)      (915)
   Repayments of long-term debt                                 (44,527)   (13,765)
   Proceeds from long-term debt                                  67,700     46,477
   Dividends on common stock                                       (927)      (761)
   Exercises of stock options                                     3,340      1,976
   Other                                                            (85)        47
                                                               --------   --------
Net cash provided by financing activities                        22,922     33,059
                                                               --------   --------
Effect of exchange rate changes on cash and cash equivalents        526       (291)
Net increase in cash and cash equivalents                         1,640      4,105
Cash and cash equivalents - beginning of period                  10,255     12,928
                                                               --------   --------
Cash and cash equivalents - end of period                      $ 11,895   $ 17,033
                                                               ========   ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                      Three Months Ended    Six Months Ended
                                                           April 30,            April 30,
                                                      ------------------   -----------------
                                                       2003       2002      2003      2002
                                                      -------    -------   -------   -------
Net income                                            $15,211    $ 9,918   $29,066   $19,323
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment              1,379      2,361     9,052       (28)
   Change in value of derivative instruments               31        383        59       410
   Unrealized gain (loss) on marketable securities:
      Gain (loss) arising during period                   940       (373)    1,118        64
      Reclassification adjustment                          --        (53)       --      (738)
                                                      -------    -------   -------   -------
   Unrealized gain (loss) on marketable securities        940       (426)    1,118      (674)
                                                      -------    -------   -------   -------
Other comprehensive income (loss), net of tax           2,350      2,318    10,229      (292)
                                                      -------    -------   -------   -------
Comprehensive income                                  $17,561    $12,236   $39,295   $19,031
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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position as of April 30, 2003 and October 31, 2002, the consolidated results of its operations for the three and six months ended April 30, 2003 and 2002, and its cash flows for the six months ended April 30, 2003 and 2002. All of these adjustments are normal and recurring.

See "Estimates and Critical Accounting Policies" in Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Note 2. Inventories, at the Lower of Average Cost or Market

                  April 30,   October 31,
                    2003         2002
                  ---------   -----------
                      (In thousands)
Raw materials      $15,489      $13,176
Work-in-process     16,197       14,067
Finished goods      50,291       49,036
                   -------      -------
                   $81,977      $76,279
                   =======      =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 3. New Accounting Pronouncements

In November 2002, Cooper adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by it in issuing the guarantee. It also requires certain disclosures in the financial statements of the guarantor with respect to its obligations. The Company has completed a compliance review and has determined that its implementation of FIN 45 will have no material impact on its financial statements.

Note 4. Accrued Acquisition Costs

When we record acquisitions, we accrue for the estimated costs of severance, legal, consulting, due diligence, plant/office closure and deferred acquisition payments. The table below presents the opening balance of accrued acquisition costs at October 31, 2002, activity recorded in the first six months of fiscal 2003 and the closing balance at April 30, 2003.

                              Opening                          Closing
Description                   Balance   Additions   Payments   Balance
-----------                   -------   ---------   --------   -------
                                            (In thousands)
Severance                     $ 8,965     $   --    $ (3,215)  $ 5,750
Legal and consulting            3,542        223      (1,774)    1,991
Plant shutdown                  7,807        449      (1,155)    7,101
Hold back due                   4,333      1,650      (4,613)    1,370
Pre-acquisition liabilities        --      1,959        (688)    1,271
Other                             126        160        (138)      148
                              -------     ------    --------   -------
                              $24,773     $4,441    $(11,583)  $17,631
                              =======     ======    ========   =======

Note 5. Intangible Assets

                                       As of April 30, 2003            As of October 31, 2002
                                  ------------------------------   ------------------------------
                                                    Accumulated                      Accumulated
                                  Gross Carrying    Amortization   Gross Carrying    Amortization
                                      Amount       & Translation       Amount       & Translation
                                  --------------   -------------   --------------   -------------
                                                          (In thousands)
Other Intangible Assets
Trademarks                           $   578          $  157          $   578          $  144
Patents                               12,812           4,644           12,711           4,289
License and distribution rights        6,654           1,844            6,654           1,602
Other                                  1,030              92              778              35
                                     -------          ------          -------          ------
                                     $21,074          $6,737          $20,721          $6,070
                                     =======          ======          =======          ======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

We estimate that annual amortization expense will be about $1.5 million per year in the five-year period ended October 31, 2007.

Goodwill                                               (In thousands)
Balance as of November 1, 2002                            $238,966
Goodwill on acquisitions and acquisition adjustments         9,020
Other adjustments*                                           3,755
                                                          --------
                                                          $251,741
                                                          ========

* Primarily translation differences in goodwill denominated in foreign currency.

Note 6. Debt

                                          April 30,   October 31,
                                             2003        2002
                                          ---------   -----------
                                             (In thousands)
Short-term:
Notes payable to banks                     $     --     $  2,519
Current portion of long-term debt            20,636       33,814
                                           --------     --------
                                           $ 20,636     $ 36,333
                                           ========     ========
Long-term:
KeyBank line of credit                     $156,968     $132,310
County of Monroe Industrial Development
   Agency bond                                1,785        1,899
Capitalized leases                            3,518        4,471
Promissory notes - Aspect                        --       22,291
Other                                           307          161
                                           --------     --------
                                            162,578      161,132
Less current portion                         20,636       33,814
                                           --------     --------
                                           $141,942     $127,318
                                           ========     ========

KeyBank Line of Credit: In December 2002, we used $21 million of our KeyBank line of credit to retire the Promissory notes - Aspect.

At April 30, 2003, we had $64.7 million available under the KeyBank line of credit.

(In millions)
Amount of line                            $ 225.0
Outstanding loans                          (160.3)*
                                          -------
Available                                 $  64.7
                                          =======

* Includes $3.3 million in letters of credit backing other debt.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 7. Earnings Per Share ("EPS")

(In thousands, except for EPS)

                                       Three Months Ended   Six Months Ended
                                             April 30,          April 30,
                                       ------------------   -----------------
                                          2003      2002      2003      2002
                                        -------   -------   -------   -------
Net income                              $15,211   $ 9,918   $29,066   $19,323
                                        =======   =======   =======   =======

Basic:
Weighted average common shares           31,003    30,487    30,953    30,452
                                        =======   =======   =======   =======

Basic EPS                               $  0.49   $  0.33   $  0.94   $  0.63
                                        =======   =======   =======   =======

Diluted:
Basic weighted average common shares     31,003    30,487    30,953    30,452

Add dilutive securities:
Stock options                               786       641       743       643
                                        -------   -------   -------   -------
Denominator for diluted EPS              31,789    31,128    31,696    31,095
                                        =======   =======   =======   =======

Diluted EPS                             $  0.48   $  0.32   $  0.92   $  0.62
                                        =======   =======   =======   =======

We excluded the following options to purchase Cooper's common stock from the computation of diluted EPS because their exercise prices were above the average market price:

                                  Three Months Ended               Six Months Ended
                                       April 30,                      April 30,
                            -----------------------------   -----------------------------
                                2003            2002            2003            2002
                            -------------   -------------   -------------   -------------
Number of shares excluded         374,000       1,055,500         374,000       1,055,500
                            =============   =============   =============   =============
Range of exercise prices    $29.50-$31.11   $23.93-$31.11   $29.50-$31.11   $23.93-$31.11
                            =============   =============   =============   =============

Note 8. Income Taxes

Cooper's effective tax rate ("ETR") (provision for income taxes divided by pretax income) was 25% for the quarter and the six-month period ended April 30, 2003. We adjusted the 2002 six-month period ETR to 27% from the prior quarter's 29%, resulting in an ETR of 25% for the three-months ended April 30, 2002. This adjustment reflected the favorable effects of the acquisition of Biocompatibles International plc. at the end of February 2002, which resulted in increased international operations.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 9. Accounting for Stock Plans

As permitted by SFAS 123, Cooper applies APB Opinion No. 25 and related interpretations to account for its plans for stock options issued to employees. Accordingly, no compensation cost has been recognized for its employee stock option plans. Had compensation cost for our stock-based compensation plans been determined under the fair value method included in SFAS 123, as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," adopted in the second quarter 2003, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   Three Months Ended    Six Months Ended
                                                         April 30,          April 30,
                                                   ------------------   -----------------
                                                     2003       2002      2003      2002
                                                   -------     ------   -------   -------
                                                              (In thousands)
Net income, as reported                            $15,211     $9,918   $29,066   $19,323

Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards granted since
   February 1, 1995, net of related tax effects     (3,861)      (950)   (6,506)   (1,860)
                                                   -------     ------   -------   -------

Pro forma net income                                11,350      8,968    22,560    17,463
                                                   =======     ======   =======   =======

Basic earnings per share:
   As reported                                        0.49       0.33      0.94      0.63
   Pro forma                                          0.37       0.29      0.73      0.57

Diluted earnings per share:
   As reported                                        0.48       0.32      0.92      0.62
   Pro forma                                          0.36       0.29      0.72      0.57

Effective tax rate used to determine pro forma
   net income                                           25%        25%       25%       25%

Note 10. Cash Dividends

We paid a semiannual dividend of 3 cents per share on January 6, 2003 to stockholders of record on December 16, 2002.

On May 16, 2003, we declared a semiannual dividend of 3 cents per share, payable on July 3, 2003 to stockholders of record on June 13, 2003.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 11. Business Segment Information

For management reporting, Cooper is organized by operating business segment with segment profitability measured primarily by operating income. Corporate expenses are not allocated to segment operating income. Items accounted for after operating income are not considered when measuring segment profitability. The accounting policies used to generate segment results are the same as our overall accounting policies, which are designed to provide financial statements in accordance with accounting principles generally accepted in the United States of America.

Identifiable assets are those assets used in continuing operations excluding cash and cash equivalents, which we designate as corporate assets. Long-lived assets are primarily property, plant and equipment, goodwill and other intangibles.

Segment information (in thousands):

                                 Three Months Ended      Six Months Ended
                                      April 30,             April 30,
                                 ------------------    --------------------
                                   2003       2002       2003        2002
                                 -------    -------    --------    --------
Sales to external customers:
   CVI                           $78,045    $56,108    $150,865    $ 98,247
   CSI                            18,323     15,802      39,517      31,775
                                 -------    -------    --------    --------
                                 $96,368    $71,910    $190,382    $130,022
                                 =======    =======    ========    ========

Operating income:
   CVI                           $20,141    $12,313    $ 38,520    $ 23,632
   CSI                             4,011      4,053       7,843       7,586
   Corporate                      (3,000)    (1,683)     (5,392)     (3,428)
                                 -------    -------    --------    --------
Total operating income            21,152     14,683      40,971      27,790
   Interest expense               (1,688)    (1,441)     (3,512)     (2,334)
   Other income (expense), net       818        (18)      1,296       1,018
                                 -------    -------    --------    --------
Income before income taxes       $20,282    $13,224    $ 38,755    $ 26,474
                                 =======    =======    ========    ========

                                                      April 30,   October 31,
                                                         2003         2002
                                                      ---------   -----------
Identifiable assets:
   CVI                                                 $431,469    $401,421
   CSI                                                  115,718     111,998
   Corporate                                             52,978      57,696
                                                       --------    --------
Total                                                  $600,165    $571,115
                                                       ========    ========

Goodwill:
   CVI                                                 $181,294    $170,843
   CSI                                                   70,447      68,123
                                                       --------    --------
Total                                                  $251,741    $238,966
                                                       ========    ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Geographic information (in thousands):

                                 Three Months Ended     Six Months Ended
                                      April 30,             April 30,
                                 ------------------    -------------------
                                   2003       2002       2003       2002
                                 -------    -------    --------   --------
Sales to external customers by
   country of domicile:
   United States                 $58,509    $46,920    $115,722   $ 88,878
   Europe                         28,226     20,780      56,450     33,178
   Rest of world                   9,633      4,210      18,210      7,966
                                 -------    -------    --------   --------
Total                            $96,368    $71,910    $190,382   $130,022
                                 =======    =======    ========   ========

                                                      April 30,   October 31,
                                                         2003        2002
                                                      ---------   ----------
Long-lived assets by country
   of domicile:
   United States                                       $166,146    $158,477
   Europe                                               192,248     180,585
   Rest of world                                          5,954       2,499
                                                       --------    --------
Total                                                  $364,348    $341,561
                                                       ========    ========

Note 12. Subsequent Events

Prism Acquisition: On May 5, 2003, Cooper completed the acquisition of Prism Enterprises, LP. Prism develops, manufactures and sells medical devices and other disposable products for the obstetric, neonatal and gynecological markets.

Cooper paid about $23 million for Prism, which had annual revenue of $8.7 million. Prism products help physicians treat women and infants in labor and delivery, neonatal and gynecological settings. Its product line includes a variety of vacuum assisted delivery birthing system pumps and cups, neonatal heel warmers, exothermic heat packs, gynecological catheters and other disposable obstetric products.

Disposable products accounted for virtually all of Prism's 2002 revenue. In 2002, disposable vacuum assisted delivery ("VAD") systems accounted for about 60% of Prism's revenue, and its disposable obstetric, neonatal and gynecological products made up the remainder. These products support the perinatal period - three months before birth to one month after birth - and include heating products, uterine infusion catheters, bellybands and amniotic hooks.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)

Litigation Settlement: On April 25, 2001, Dioptics Medical Products, Inc. filed a lawsuit against Cooper, CVI and A. Thomas Bender in the United States District Court, Northern District of California, Case No. C01-20356-JW. This lawsuit alleged that CVI's CV Encore family of contact lenses infringed Dioptics' ENCORE trademark for sunglasses. The Company believes that it did not infringe any valid and protectable trademark held by Dioptics. Nevertheless, to avoid ongoing legal costs and management distraction, Cooper entered into a Confidential Settlement Agreement on May 5, 2003. The Company recorded a settlement provision in the first fiscal quarter of 2003 that covers all expected liabilities.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Note numbers refer to "Notes to Consolidated Condensed Financial Statements" beginning on page 7 of this report.

Forward-Looking Statements: Some of the information included in this Form 10-Q contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These include statements about to our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions and results of operations are forward-looking. To identify these statements look for words like "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates" or "anticipates" and similar words or phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise.

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

                              Results of Operations

In this section we discuss the results of our operations for the second quarter and six months of fiscal 2003 and compare them with the same periods of fiscal 2002. We discuss our cash flows and current financial condition beginning on page 23 under "Capital Resources and Liquidity."

Second Quarter Highlights vs. 2002's Second Quarter:

o    Sales up 34% to $96.4 million

o    Gross profit up 41%; margin up 4 percentage points to 65% of revenue

o    Operating income up 44% to $21.2 million

o    Diluted earnings per share up 50% to 48 cents from 32 cents

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Six-Month Highlights:

o    Sales up 46% to $190.4 million

o    Gross profit up 49% on margin of 64%, up 1 percentage point from last year

o    Operating income up 47% to $41 million

o    Diluted earnings per share up 48% to 92 cents from 62 cents

Selected Statistical Information - Percentage of Sales and Growth

                                       Percent of Sales              Percent of Sales
                                      Three Months Ended             Six Months Ended
                                           April 30,                     April 30,
                                      ------------------      %     -----------------      %
                                          2003   2002      Growth      2003   2002      Growth
                                          ----   ----      ------      ----   ----      ------
Net sales                                 100%   100%        34%       100%   100%        46%
Cost of sales                              35%    39%        22%        36%    37%        42%
Gross profit                               65%    61%        41%        64%    63%        49%
Selling, general and administrative        41%    39%        41%        41%    40%        51%
Research and development                    1%     1%        39%         1%     1%        46%
Amortization                                1%     1%         2%        --%     1%         8%
Operating income                           22%    20%        44%        22%    21%        47%

Net Sales: Cooper's two business units, CooperVision ("CVI") and CooperSurgical ("CSI") generate all our revenue:

o CVI markets a broad range of soft contact lenses for the vision care market worldwide.

o CSI markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $24.5 million (34%) in the three-month period and $60.4 million (46%) in the six-month period:

        Three Months Ended           Six Months Ended
             April 30,                  April 30,
      -----------------------   --------------------------
       2003    2002   % Incr.     2003     2002    % Incr.
      -----   -----   -------    ------   ------   -------
                       ($ in millions)
CVI   $78.1   $56.1     39%      $150.9   $ 98.2     54%
CSI    18.3    15.8     16%        39.5     31.8     24%
      -----   -----              ------   ------
      $96.4   $71.9     34%      $190.4   $130.0     46%
      =====   =====              ======   ======

Practitioner and patient preferences in the worldwide contact lens market continue to change. The major shifts are from:

o Conventional lenses replaced annually to disposable and frequently replaced lenses. Disposable lenses are designed for either daily or two-week replacement; frequently replaced lenses are designed for replacement after one to three months.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

o Commodity lenses to specialty lenses including toric lenses, cosmetic lenses, multifocal lenses and lenses for patients with dry eyes.

o Commodity spherical lenses to value added spherical lenses such as lenses with aspherical optical properties.

These shifts favor CVI's line of specialty products (now about 60% of CVI's revenue).

Soft Lens Revenue: CVI's worldwide soft contact lens revenue - all revenue except royalty revenue and miscellaneous items - grew 42% and 56% for the three- and six-month periods, respectively; 34% and 49% in constant currency. Revenue from Biocompatibles Eye Care, Inc. ("Biocompatibles"), which we acquired on February 28, 2002, paced the increase. Excluding Biocompatibles soft lens revenue of $45.2 million and $37.3 million in the six-month period for fiscal 2003 and 2002, respectively, total soft lens revenue grew 24% and 20% in constant currency. The primary reasons for this include continued global market share gains in our toric products, up 23% in the quarter, continued momentum in Europe, up 25% in the quarter, and growth in disposable spheres, up 43% in the quarter.

CVI reported revenue includes Biocompatibles beginning in March 2002. In the following table we adjust CVI reported revenue by adding to it the Biocompatibles revenue for the three- and six-month periods ended April 30, 2002 as shown on the Biocompatibles' unaudited ledgers for those periods. This shows the growth in the total lens business we now own. Adjusted soft lens revenue grew 29% in the three-month period and 23%, in the six-month period ended April 30, 2003.

Since the acquisition of Biocompatibles, CVI has actively promoted Proclear lenses. In many cases, practitioners now recommend Proclear lenses rather than older CVI products.

Definitions: Soft lens revenue includes sales of spherical lenses, which include aspherically designed lenses, and specialty lenses - toric, cosmetic, multifocal lenses and lenses for patients with dry eyes.

o Aspheric lenses correct only for near- and farsightedness, but they have additional optical properties that help improve visual acuity in low light conditions and can correct low levels of astigmatism and low levels of presbyopia, an age-related vision defect.

o Toric lenses are designed to correct astigmatism by adding the additional optical properties of cylinder and axis.

o Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

o    Multifocal lenses are designed to correct presbyopia.

o Proclear lenses help enhance tissue-device compatibility for patients experiencing mild discomfort relating to dry eyes during lens wear.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

CVI Revenue:

                        Second Quarter              Six Months
                        --------------            --------------
Reported:                2003     2002   Growth    2003     2002   Growth
                        -----    -----   ------   ------   -----   ------
                                         ($ in millions)
U.S.                    $39.7    $30.2     31%    $ 73.9   $55.0     34%
International            36.3     23.3     56%      71.3    37.9     88%
                        -----    -----            ------   -----
Soft lens revenue        76.0     53.5     42%     145.2    92.9     56%
Miscellaneous revenue     2.1      2.6    (24%)      5.7     5.3      6%
                        -----    -----            ------   -----
Total reported          $78.1    $56.1     39%    $150.9   $98.2     54%
                        =====    =====            ======   =====

Adjustments - to include Biocompatibles revenue for comparable periods:

                                  2002                      2002
                                  ----                     -----
                                         ($ in millions)
U.S.                              $1.1                     $ 6.3
International                      4.2                      18.5
                                  ----                     -----
Soft lens revenue                  5.3                      24.8
Miscellaneous revenue              0.2                       0.3
                                  ----                     -----
Total reported                    $5.5                     $25.1
                                  ====                     =====

                        Second Quarter              Six Months
                        --------------            ---------------
As adjusted:             2003     2002   Growth    2003     2002    Growth
                        -----    -----   ------   ------   ------   ------
                                         ($ in millions)
U.S.                    $39.7    $31.3     27%    $ 73.9   $ 61.3     21%
International            36.3     27.5     32%      71.3     56.4     26%
                        -----    -----            ------   ------
Soft lens revenue        76.0     58.8     29%     145.2    117.7     23%
Miscellaneous revenue     2.1      2.8    (30%)      5.7      5.6      1%
                        -----    -----            ------   ------
Total as adjusted       $78.1    $61.6     27%    $150.9   $123.3     22%
                        =====    =====            ======   ======

Total adjusted worldwide revenue grew 27% and 22% (about 20% and 16% in constant currency) for the three- and six-month periods. Adjusted international soft lens revenue of $36.3 million grew 32% (16% in constant currency) for the three-month period.

The 32% and 26% growth in reported international soft lens revenue, from $27.5 million and $56.4 million to $36.3 million and $71.3 million in the three- and six-month periods, respectively, was largely driven by sales of two-week and monthly sphere products, which grew $6.3 million, or 47%, and $11.4 million, or 43%, in the three- and six-months periods, respectively. Also, sales of two-week and monthly toric products grew $2 million, or 41%, and $2.8 million, or 27%, in the three- and six-month periods, respectively.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Adjusted soft lens revenue in the United States grew 27% in the second quarter and 21% in the first half of fiscal 2003, primarily due to sales of two-week and monthly sphere products, which added $3.9 million, growing 39%, and $5.8 million, growing 29%, in the three- and six-month periods, respectively. Also, sales of two-week and monthly toric products added $3.5 million, growing 53%, and $5.8 million, growing 46%, in the three- and six-month periods, respectively. The acquisition of Biocompatibles enhanced the growth in these product lines, especially the sales of Proclear toric and other specialty lenses.

CSI Revenue: Women's healthcare products used primarily by obstetricians and gynecologists generate about 90% of CSI's revenue. The balance represents sales of medical devices outside of women's healthcare that CSI does not actively market. CSI's overall second quarter revenue increased 16% to $18.3 million. The acquisitions of Norland Medical Systems in April 2002, Ackrad Laboratories, Inc. in May 2002 and Sage BioPharma, Inc. in October 2002, generated most of the growth, which was partially offset by declining sales in more mature product lines.

Cost of Sales/Gross Profit: Gross profit as a percentage of sales ("gross margin") was as follows:

                     Margin %            Margin %
               Three Months Ended   Six Months Ended
                    April 30,           April 30,
               ------------------   ----------------
                   2003   2002         2003   2002
                   ----   ----         ----   ----
CVI                 67%    63%          67%    66%
CSI                 53%    55%          52%    54%
Consolidated        65%    61%          64%    63%

CVI's gross margin for the second quarter of fiscal 2003 was 67%, compared with 63% for the second quarter last year. The increase was primarily due to cost reductions and the shift to specialty lenses. CVI manufactures a major percentage of its lenses in the United Kingdom. The favorable impact of currency on revenue is offset by the unfavorable impact on manufacturing costs. In addition, we have lower gross margin on sales to Asia-Pacific distributors. Last year's gross margin reflects lower gross margin sales of certain Biocompatibles' products. Biocompatibles' gross margin improved as CVI improved manufacturing costs and continues to shift customers to higher gross margin Proclear products.

CSI's gross margin was 53%, compared with 55% for the second quarter last year, because sales of recent acquisitions' products, which have expanded our product line in the area of infertility, currently have lower gross margins. We expect gross margin to continue to improve as we integrate the new operations.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Selling, General and Administrative ("SGA") Expense:

                      Three Months Ended                  Six Months Ended
                           April 30,                          April 30,
               --------------------------------   --------------------------------
                2003   % Rev.    2002   % Incr.    2003   % Rev.    2002   % Incr.
               -----   ------   -----   -------   -----   ------   -----   -------
                                        ($ in millions)
CVI            $31.4     40%    $22.3     41%     $60.7     40%    $39.1     55%
CSI              5.2     28%      4.2     23%      11.4     29%      8.9     29%
Headquarters     3.0     --       1.7     78%       5.4     --       3.4     57%
               -----            -----             -----            -----
               $39.6     41%    $28.2     41%     $77.5     41%    $51.4     51%
               =====            =====             =====            =====

Consolidated SGA increased 41%, and as a percentage of revenue, grew from 39% to 41% for the three-month period and from 40% to 41% for the six-month period due primarily to acquisitions, which contributed to the 34% and 46% increase in revenue for the three- and six-month periods, respectively. About $1.8 million and $3.2 million of the SGA increase in the three- and six-month periods, reflected the relative weakness of the U.S. dollar against foreign currencies. Corporate headquarters' expenses, which increased 25% sequentially and 78% over last year's second quarter, include spending to support the Company's ongoing tax planning. These expenses are expected to level off and then decrease after 2003. Going forward, Cooper expects to incur increased headquarters' expenses to comply with recent corporate governance requirements.

Research and Development ("R&D") Expense: During the first half of fiscal 2003, CVI R&D expenditures were $1.7 million, up 36% over the first half of 2002, reflecting the previously announced initiative to develop new and improved contact lens products. During the 2003 to 2005 period, CVI is investing in two new research programs: the development of an extended wear contact lens and an improved contact lens technology. We expect R&D expense of about $4 million in 2003. CSI R&D expenditures in the first six months of fiscal 2003 were up about $360,000, or 72%, primarily because of R&D projects of acquired companies.

Amortization of Intangibles: Amortization expense increased to $399,000 and $755,000 in the three and six months of fiscal 2003 from $392,000 and $700,000 in last year's three- and six-month periods.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Operating Income: Operating income improved by $6.5 million, or 44%, and $13.2 million, or 47%, for the three- and six-month periods, respectively:

                      Three Months Ended                  Six Months Ended
                           April 30,                          April 30,
               --------------------------------   --------------------------------
                2003   % Rev.    2002   % Incr.    2003   % Rev.    2002   % Incr.
               -----   ------   -----   -------   -----   ------   -----   -------
                                        ($ in millions)
CVI            $20.2     26%    $12.3     64%     $38.5     26%    $23.6     63%
CSI              4.0     22%      4.1     (1%)      7.9     20%      7.6      3%
Headquarters    (3.0)    --      (1.7)    --       (5.4)    --      (3.4)    --
               -----            -----             -----            -----
               $21.2     22%    $14.7     44%     $41.0     22%    $27.8     47%
               =====            =====             =====            =====

Interest Expense: Interest expense increased $247,000, or 17%, in the three-month period and $1.2 million, or 50%, in the six-month period, primarily due to increased borrowings for acquisitions, partially offset by lower interest rates.

Other Income (Expense), Net:

                                Three Months Ended   Six Months Ended
                                     April 30,           April 30,
                                ------------------   ----------------
                                   2003    2002        2003     2002
                                  -----   -----       ------   ------
                                           (In thousands)
Interest income                   $  55   $  43       $   89   $   78
Foreign exchange transactions       557    (154)       1,621     (174)
Settlement of dispute                --      --         (500)      --
Gain on sale of Quidel stock         --     100           --    1,128
Other                               206      (7)          86      (14)
                                  -----   -----       ------   ------
                                  $ 818   $ (18)      $1,296   $1,018
                                  =====   =====       ======   ======

In conjunction with the acquisition of Biocompatibles, we inherited intercompany accounts in various currencies, primarily pounds sterling. The pound strengthened against the dollar in the first half of 2003, resulting in a net gain of about $1.6 million. We have taken steps to minimize this exposure. Our policy continues to be to hedge foreign exchange exposure whenever possible.

In the first quarter of 2003, we provided $500,000 for the potential settlement of a legal dispute.

In the first half of 2002, we sold 542,000 shares of Quidel stock, realizing a gain of approximately $1.1 million.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Provision for Income Taxes: We estimate that our effective tax rate ("ETR") for fiscal year 2003 will be 25%, down from 27% for the first six months of 2002. The reduction of our ETR resulted from a higher percentage of our income coming from international operations (including the international operations at Biocompatibles).

We implemented a global trading arrangement in fiscal 1999 to minimize both the taxes reported in our statement of income and the actual taxes we will have to pay when we exhaust all the benefits of our net operating loss carryforwards ("NOLs").

The global trading arrangement consists of a restructuring of the legal ownership structure for the CooperVision foreign sales and manufacturing subsidiaries. The stock of those subsidiaries is now owned by a single foreign holding company, which centrally directs much of the activities of those subsidiaries. The foreign holding company has applied for and received the benefits of a reduced tax rate under a special tax regime available in its country of residence.

On February 28, 2002, the Company acquired Biocompatibles. Assuming no other major acquisitions or large stock issuances, we currently expect that this plan will extend the cash flow benefits of the NOLs through 2006, and that actual cash payments of taxes will average less than 5% of pretax profits over this period. After 2006, actual cash payments of income taxes are expected to average less than 20% of pretax profits.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                          Capital Resources & Liquidity

Second Quarter Highlights:

o    Operating cash flow $27 million vs. $20.5 million in 2002's second quarter

o "Cash flow" (pretax income from continuing operations plus depreciation and amortization) per diluted share $0.73 vs. $0.52 in 2002's second quarter

o    Cash payments for acquisitions totaled $6.3 million

o Expenditures for purchases of property, plant and equipment ("PP&E") $7.5 million vs. $5.7 million in 2002's second quarter

Six-Month Highlights:

o    Operating cash flow $30.1 million vs. $24.7 million in the first half of
     2002

o    Cash flow per diluted share $1.41 vs. $1.02 in the first half of 2002

o    Cash payments for acquisitions totaled $38.5 million

o Expenditures for purchases of PP&E $13.4 million vs. $12 million in the first half of 2002

Comparative Statistics (dollars in millions, except per share amounts):

                                                    April 30, 2003   October 31, 2002
                                                    --------------   ----------------
Cash and cash equivalents                               $  11.9           $  10.3
Total assets                                            $ 600.2           $ 571.1
Working capital                                         $ 106.9           $  72.2
Total debt                                              $ 162.6           $ 163.7
Stockholders' equity                                    $ 353.1           $ 311.4
Ratio of debt to equity                                  0.46:1            0.53:1
Debt as a percentage of total capitalization                 32%               34%
Operating cash flow - twelve months ended               $  61.4           $  55.9
Cash flow per diluted share - twelve months ended       $  2.84           $  2.45

Operating Cash Flows: Our major source of liquidity continues to be cash flow provided by operating activities, which totaled $30.1 million in the first half of fiscal 2003 and $61.4 million over the twelve-month period ended April 30, 2003.

Major uses of cash for operating activities in the first six months included payments of $4.5 million to settle the dispute with Medical Engineering Corporation, a subsidiary of Bristol-Myers Squibb Company, pursuant to a 1993 settlement agreement, $2.6 million to fund entitlements under Cooper's bonus plans and $3.1 million in interest payments.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Our working capital increased by $34.7 million in the first half of fiscal 2003, driven by foreign exchange rates, which impacted the increases in trade receivables and inventory and the reduction of about $15.7 million of short-term debt. At the end of the second fiscal quarter, Cooper's days sales outstanding ("DSO's") decreased to 71 days from 79 days last quarter reflecting improved cash collections. DSO's are expected in the low to mid-70's through the remainder of fiscal 2003.

Investing Cash Flows: The cash outflow of $52 million from investing activities was caused by capital expenditures of $13.4 million and payments of $38.5 million on acquisitions including $22.4 million paid to the Aspect noteholders, the final payment for the Aspect acquisition.

Financing Cash Flows: Financing activities provided $22.9 million of cash, primarily from net borrowing from our credit facility of $23.2 million. Cash received from the exercises of stock options provided $3.3 million. We repaid net other debt of about $2.6 million. We paid dividends on our common stock of $927,000 in the first fiscal quarter of 2003.

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

o Valuation of goodwill - We record and evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statements of Financial Accounting Standards 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," respectively.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                           Non-GAAP Financial Measure

Cooper's earnings before taxes, depreciation and amortization ("cash flow") per share for the second quarter of fiscal 2003 was 73 cents and 52 cents for the second quarter of 2002. For the six months ended April 30, cash flow per share was $1.41 and $1.02 per share in 2003 and 2002, respectively.

Although "cash flow per share" is a non-GAAP financial measure, we disclose it because we think it is an appropriate measure of our liquidity and financial strength, particularly when calculated consistently over time. Cooper has been reporting "cash flow per share" since 1999.

In Cooper's case, earnings before taxes, depreciation and amortization per share is more informative than the more common non-GAAP measure of liquidity called "earnings before interest, taxes, depreciation and amortization." This is because, unlike most companies, Cooper does not anticipate paying federal income taxes (except for alternative minimum taxes reinstated beginning in 2003) until about 2007, when it expects to exhaust its U.S. net operating loss carryforwards. This cash savings gives Cooper a significant competitive advantage, as most companies spend a large portion of their pretax profits on taxes.

Cash flow per share is not a substitute for the GAAP measure of operating cash flow. We present this data to increase awareness that income taxes provided for in our statement of income are essentially all noncash provisions which go toward reducing our recorded deferred tax asset in accordance with generally accepted accounting principles.

To calculate "cash flow per share," we add back non-cash charges for depreciation and amortization to income before income taxes, and then divide the result by the average number of shares outstanding used to calculate diluted earnings per share. In the tables below, we reconcile earnings per share (the closest GAAP disclosure) to "cash flow per share" for all periods reported using the same diluted per share figures.

                                Three Months Ended April 30,
                        -----------------------------------------
                               2003                   2002
                        -------------------   -------------------
                         $(000)   Per Share    $(000)   Per Share
                        -------   ---------   -------   ---------
Net income              $15,211     $0.48     $ 9,918     $0.32
                                    =====                 =====
Add:
   Income taxes           5,071                 3,306
   Depreciation           2,578                 2,660
   Amortization             399                   392
                        -------               -------
"Cash flow per share"   $23,259     $0.73     $16,276     $0.52
                        =======     =====     =======     =====

Shares (000)             31,789                31,128
                        =======               =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                                       Six Months Ended April 30,
                               -----------------------------------------
                                     2003                  2002
                               -------------------   -------------------
                                $(000)   Per Share    $(000)   Per Share
                               -------   ---------   -------   ---------
Net income                     $29,066     $0.92     $19,323     $0.62
                                           =====                 =====
Add:
   Income taxes                  9,689                 7,151
   Depreciation                  5,193                 4,445
   Amortization                    755                   700
                               -------               -------
"Cash flow per share"          $44,703     $1.41     $31,619     $1.02
                               =======     =====     =======     =====

Shares (000)                    31,696                31,095
                               =======               =======

                                                 12 Months Ended
                                                 October 31, 2002
                                               -------------------
                                                $(000)   Per Share
                                               -------   ---------
Year ended October 31, 2002:
Net income                                     $48,875    $ 1.57
                                                          ======
Add:
   Income taxes                                 16,294
   Depreciation                                  9,892
   Amortization                                  1,477
                                               -------
"Cash flow per share"                          $76,538    $ 2.45
                                               =======    ======

Shares (000)                                    31,189
                                               =======

Trailing twelve months ended April 30, 2003:

Twelve months ended October 31, 2002                      $ 2.45
Less: six months ended April 30, 2002                      (1.02)
Add: six months ended April 30, 2003                        1.41
                                                          ------
"Cash flow per share" for the 12 months
   ended April 30, 2003                                   $ 2.84
                                                          ======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded

                                     Outlook

We believe that cash and cash equivalents on hand of $11.9 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. At April 30, 2003, we had $64.7 million available under the KeyBank line of credit, and based on conceptual discussions within the banking community, anticipate that we could raise additional debt if required.

                                 Risk Management

We are exposed to risks caused by changes in foreign exchange, principally pound sterling and euro denominated debt and receivables and from operations in foreign currencies. We have taken steps to minimize our exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on most of our debt varies with the London Interbank Offered Rate. There have been no material changes in sensitivity to market risk in the six-month period ended April 30, 2003.

                                   Trademarks

Proclear'r'is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries and is italicized in this report. CV Encore Toric'TM' and Xcel'TM' are trademarks of The Cooper Companies, Inc., its affiliates and subsidiaries and are italicized in this report.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, has concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2003.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference to "Litigation Settlement" under Note 12 of Notes to Consolidated Condensed Financial Statements in Part I, Item I of this report.

Item 4. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Stockholders was held on March 25, 2003.

Each of the eight individuals nominated to serve as directors of the Company was elected:

Director                    Shares For   Shares Against
--------                    ----------   --------------
A. Thomas Bender            28,548,527       791,494
Michael H. Kalkstein        28,189,577     1,150,444
Moses Marx                  29,011,713       328,308
Donald Press                28,316,735     1,023,286
Steven Rosenberg            28,189,405     1,150,616
Allan E. Rubenstein, M.D.   28,316,711     1,023,310
Robert S. Weiss             29,011,723       328,298
Stanley Zinberg, M.D.       28,189,547     1,150,474

Stockholders ratified the appointment of KPMG LLP as Cooper's independent certified public accountant for the fiscal year ending October 31, 2003. A total of 27,813,936 shares were voted in favor of the ratification, 1,512,862 shares were voted against it and 13,222 shares abstained.

Stockholders adopted Cooper's Amended and Restated 2001 Long Term Incentive Plan. A total of 19,467,533 shares were voted in favor of the adoption, 4,975,410 shares were voted against it and 73,671 shares abstained.

Stockholders also approved the amendment to Cooper's Restated Certificate of Incorporation increasing the number of authorized shares of common stock. A total of 27,022,014 shares were voted in favor, 2,282,091 shares were voted against it and 35,913 shares abstained.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits.

     Exhibit
     Number    Description
     -------   -----------
      3.1      Fourth Certificate of Amendment of Restated Certificate of
               Incorporation filed with the Delaware Secretary of State
               on March 26, 2003, incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed with the
               Securities and Exchange Commission on April 7, 2003.

     10.1      The Cooper Companies, Inc. Amended and Restated 2001 Long
               Term Incentive Plan, incorporated by reference to Exhibit A to our Proxy Statement for our Annual Meeting of stockholders held on March 25, 2003 on Form 14A filed with the Securities and Exchange Commission on February 7, 2003.

     10.2      Amendment No. 1 to the Amended and Restated 2001 Long Term
               Incentive Plan

     11*       Calculation of Earnings Per Share

     99.1      Certification of Chief Executive Officer

     99.2      Certification of Chief Financial Officer

     * The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

     (b) Cooper filed the following reports on Form 8-K during the period from February 1, 2003 to April 30, 2003.

       Date of Report       Item Reported
     -----------------   --------------------
     January 30, 2003    Item 5. Other Events
     February 26, 2003   Item 5. Other Events
     March 25, 2003      Item 5. Other Events
     April 28, 2003      Item 5. Other Events

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             The Cooper Companies, Inc.
                                    -------------------------------------------
                                                    (Registrant)


Date: June 6, 2003                            /s/ Stephen C. Whiteford
                                    --------------------------------------------
                                                 Stephen C. Whiteford
                                    Vice President and Corporate Controller
                                          (Principal Accounting Officer)

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

Date: June 6, 2003


                              /s/ A. Thomas Bender
           ------------------------------------------------------------
                                A. Thomas Bender
          Chairman of the Board, President and Chief Executive Officer

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

Date: June 6, 2003


                               /s/ Robert S. Weiss
              ----------------------------------------------------
                                 Robert S. Weiss
              Executive Vice President and Chief Financial Officer

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                Index of Exhibits
                                -----------------

Exhibit No.
-----------
    3.1      Fourth Certificate of Amendment of Restated Certificate of
             Incorporation filed with the Delaware Secretary of State
             on March 26, 2003, incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed with the
             Securities and Exchange Commission on April 7, 2003.

   10.1      The Cooper Companies, Inc. Amended and Restated 2001 Long
             Term Incentive Plan, incorporated by reference to Exhibit A to our Proxy Statement for our Annual Meeting of stockholders held on March 25, 2003 on Form 14A filed with the Securities and Exchange Commission on February 7, 2003.

   10.2      Amendment No. 1 to the Amended and Restated 2001 Long Term
             Incentive Plan

   11*       Calculation of Earnings Per Share

   99.1      Certification of Chief Executive Officer

   99.2      Certification of Chief Financial Officer

* The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.