Form 10-Q
period 2003-07-31
COOPER COMPANIES INC
filed 2003-09-05
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarterly Period Ended July 31, 2003
                                -------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from __________ to __________

                         Commission File Number 1-8597

                           The Cooper Companies, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        94-2657368
           --------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

           6140 Stoneridge Mall Road, Suite 590, Pleasanton, CA 94588
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes [X] No [_]

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value                 31,443,498 Shares
----------------------------          ------------------------------
           Class                      Outstanding at August 31, 2003

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           Consolidated Condensed Statements of Income - Three
              and Nine Months Ended July 31, 2003 and 2002                  3

           Consolidated Condensed Balance Sheets - July 31, 2003
              and October 31, 2002                                          4

           Consolidated Condensed Statements of Cash Flows - Nine
              Months Ended July 31, 2003 and 2002                           5

           Consolidated Condensed Statements of Comprehensive
              Income - Three and Nine Months Ended
              July 31, 2003 and 2002                                        6

           Notes to Consolidated Condensed Financial Statements             7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             16

Item 3. Quantitative and Qualitative Disclosure About Market Risk          28

Item 4. Controls and Procedures                                            28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  29

Item 2. Changes in Securities and Use of Proceeds                          29

Item 6. Exhibits and Reports on Form 8-K                                   30

Signature                                                                  31

Index of Exhibits                                                          32

Certifications                                                             33

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended    Nine Months Ended
                                                            July 31,              July 31,
                                                       ------------------   -------------------
                                                         2003       2002      2003       2002
                                                       --------   -------   --------   --------
Net sales                                              $108,442   $90,563   $298,824   $220,585
Cost of sales                                            39,810    34,844    108,405     83,217
                                                       --------   -------   --------   --------
Gross profit                                             68,632    55,719    190,419    137,368
Selling, general and administrative expense              41,518    37,055    118,985     88,439
Research and development expense                          1,400     1,118      3,994      2,893
Amortization of intangibles                                 388       565      1,143      1,265
                                                       --------   -------   --------   --------
Operating income                                         25,326    16,981     66,297     44,771
Interest expense                                          1,655     2,347      5,167      4,681
Other income, net                                           375     3,668      1,671      4,686
                                                       --------   -------   --------   --------
Income before income taxes                               24,046    18,302     62,801     44,776
Provision for income taxes                                5,383     4,941     15,072     12,092
                                                       --------   -------   --------   --------
Net income                                             $ 18,663   $13,361   $ 47,729   $ 32,684
                                                       ========   =======   ========   ========

Earnings per share:

   Basic                                               $   0.60   $  0.44   $   1.54   $   1.07
                                                       ========   =======   ========   ========
   Diluted                                             $   0.58   $  0.43   $   1.49   $   1.05
                                                       ========   =======   ========   ========

Number of shares used to compute earnings per share:

   Basic                                                 31,253    30,616     31,054     30,514
                                                       ========   =======   ========   ========
   Diluted                                               32,398    31,210     31,950     31,139
                                                       ========   =======   ========   ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                              July 31,   October 31,
                                                                2003        2002
                                                             ---------   -----------
                                                                 (In thousands)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                  $ 30,798    $ 10,255
   Trade receivables, net                                       80,006      74,545
   Marketable securities                                         5,976       2,750
   Inventories                                                  82,880      76,279
   Deferred tax asset                                           14,423      17,781
   Other current assets                                         20,950      17,300
                                                              --------    --------
      Total current assets                                     235,033     198,910
                                                              --------    --------
Property, plant and equipment, net                             105,401      87,944
Goodwill, net                                                  273,297     238,966
Other intangible assets, net                                    14,626      14,651
Deferred tax asset                                              24,089      26,806
Other assets                                                     4,663       3,838
                                                              --------    --------
                                                              $657,109    $571,115
                                                              ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                            $ 22,744    $ 36,333
   Accounts payable                                             13,692      15,212
   Accrued acquisition costs                                    16,276      24,773
   Accrued income taxes                                         15,168      12,261
   Other current liabilities                                    41,426      38,102
                                                              --------    --------
      Total current liabilities                                109,306     126,681
Long-term debt                                                 169,055     127,318
Other liabilities                                                1,521       5,674
                                                              --------    --------
      Total liabilities                                        279,882     259,673
                                                              --------    --------
Stockholders' equity:

   Common stock, $.10 par value                                  3,204       3,153
   Additional paid-in capital                                  295,831     285,619
   Accumulated other comprehensive income (loss)                 4,868      (4,396)
   Retained earnings                                            83,098      37,236
   Unearned compensation                                           (16)        (78)
   Treasury stock at cost                                       (9,758)    (10,092)
                                                              --------    --------
      Total stockholders' equity                               377,227     311,442
                                                              --------    --------
                                                              $657,109    $571,115
                                                              ========    ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                     July 31,
                                                               ---------------------
                                                                 2003        2002
                                                               ---------   ---------
Cash flows from operating activities:
   Net income                                                  $  47,729   $  32,684
   Depreciation and amortization                                   9,092       8,489
   Net increase in operating capital                              (9,078)     (4,993)
   Net decrease in non-current liabilities                        (1,973)     (3,665)
   Net decrease in non-current assets                              2,377       7,419
                                                               ---------   ---------
Net cash provided by operating activities                         48,147      39,934
                                                               ---------   ---------
Cash flows from investing activities:
   Purchases of property, plant and equipment                    (22,754)    (16,962)
   Acquisitions of businesses                                    (63,722)   (130,522)
   Sale of marketable securities                                      --       4,382
   Other                                                              (7)        112
                                                               ---------   ---------
Net cash used by investing activities                            (86,483)   (142,990)
                                                               ---------   ---------
Cash flows from financing activities:
   Net repayments of short-term debt                                (419)     (3,019)
   Repayments of long-term debt                                 (158,662)    (98,000)
   Proceeds from long-term debt                                  208,891     198,454
   Dividends on common stock                                      (1,952)     (1,527)
   Exercises of stock options                                     10,509       3,190
   Other                                                              --          47
                                                               ---------   ---------
Net cash provided by financing activities                         58,367      99,145
                                                               ---------   ---------
Effect of exchange rate changes on cash and cash equivalents         512        (227)
                                                               ---------   ---------
Net increase (decrease) in cash and cash equivalents              20,543      (4,138)
Cash and cash equivalents - beginning of period                   10,255      12,928
                                                               ---------   ---------
Cash and cash equivalents - end of period                      $  30,798   $   8,790
                                                               =========   =========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                        Three Months Ended   Nine Months Ended
                                                             July 31,            July 31,
                                                        ------------------   -----------------
                                                           2003      2002      2003      2002
                                                         -------   -------   -------   -------
Net income                                               $18,663   $13,361   $47,729   $32,684
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment                  (233)    2,998     8,819     2,970
   Change in value of derivative instruments                  34       (73)       93       337
   Minimum pension liability                              (1,745)     (616)   (1,745)     (616)
   Unrealized gain (loss) on marketable securities:
      Gain (loss) arising during period                      979      (417)    2,097      (353)
      Reclassification adjustment                             --        (6)       --      (744)
                                                         -------   -------   -------   -------
      Unrealized gain (loss) on marketable securities        979      (423)    2,097    (1,097)
                                                         -------   -------   -------   -------
Other comprehensive income (loss), net of tax               (965)    1,886     9,264     1,594
                                                         -------   -------   -------   -------
Comprehensive income                                     $17,698   $15,247   $56,993   $34,278
                                                         =======   =======   =======   =======

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1. General

The Cooper Companies, Inc. ("Cooper" or "we" and similar pronouns), through its two business units, develops, manufactures and markets healthcare products. CooperVision ("CVI") markets a range of specialty contact lenses to correct visual defects, including toric lenses to correct astigmatism, cosmetic lenses to change or enhance the appearance of the eye's natural color, multifocal lenses designed to correct for presbyopia, an age-related vision defect, and lenses for patients experiencing the symptoms of dry eye syndrome. Its leading products are disposable-planned replacement toric and spherical lenses. CooperSurgical ("CSI") markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

During interim periods, we have followed the accounting policies described in our Form 10-K for the fiscal year ended October 31, 2002. Please refer to this and to our Annual Report to Stockholders for the same period when reviewing this Form 10-Q. Certain prior period amounts have been reclassified to conform to the current periods' presentation. You should not assume that the results reported here are either an indicator or a guarantee of future performance.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position at July 31, 2003 and October 31, 2002, the consolidated results of its operations for the three and nine months ended July 31, 2003 and 2002, and its cash flows for the nine months ended July 31, 2003 and 2002. All of these adjustments are normal and recurring.

See "Estimates and Critical Accounting Policies" in Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Note 2. Inventories, at the Lower of Average Cost or Market

                  July 31,   October 31,
                    2003        2002
                  --------   -----------
                     (In thousands)
Raw materials      $16,592     $13,176
Work-in-process     13,878      14,067
Finished goods      52,410      49,036
                   -------     -------
                   $82,880     $76,279
                   =======     =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 3. New Accounting Pronouncements

At the beginning of fiscal 2003, Cooper adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by it in issuing the guarantee. It also requires certain disclosures in the financial statements of the guarantor with respect to its obligations. The implementation of FIN 45 has had no material impact on our financial statements.

Note 4. Acquisitions

Prism Acquisition: On May 5, 2003, Cooper completed the acquisition of Prism Enterprises, LP. Prism, which had annual revenue of $8.7 million, develops, manufactures and markets medical devices and other disposable products for the obstetric, neonatal and gynecological markets.

We paid about $23 million for Prism. Prism's results of operations have been included in our financial statements from the date of acquisition. Initially, we have ascribed $21.2 million to goodwill, $1.3 million to working capital (including acquisition costs of $620,000), $474,000 to other intangible assets and $300,000 to net property, plant and equipment.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 5. Accrued Acquisition Costs

When we record acquisitions, we accrue for the estimated costs of severance, legal, consulting, due diligence, plant/office closure of the acquired business and deferred acquisition payments. The table below presents the opening balance of accrued acquisition costs at October 31, 2002, activity recorded in the first nine months of fiscal 2003 and the closing balance at July 31, 2003.

                              Opening                          Closing
Description                   Balance   Additions   Payments   Balance
-----------                   -------   ---------   --------   -------
                                           (In thousands)
Severance                     $ 8,965     $   --     $ 3,356   $ 5,609
Legal and consulting            3,542        819       2,479     1,882
Plant shutdown                  7,807        524       1,731     6,600
Hold back due                   4,333      1,650       5,196       787
Pre-acquisition liabilities        --      1,959         709     1,250
Other                             126        160         138       148
                              -------     ------     -------   -------
                              $24,773     $5,112     $13,609   $16,276
                              =======     ======     =======   =======

Note 6. Intangible Assets

                                                       (In thousands)
                                                       --------------
Goodwill
Balance as of November 1, 2002                            $238,966
Goodwill on acquisitions and acquisition adjustments        30,280
Other adjustments*                                           4,051
                                                          --------
                                                          $273,297
                                                          ========

* Primarily translation differences in goodwill denominated in foreign currency.

                                       As of July 31, 2003              As of October 31, 2002
                                  ------------------------------   ------------------------------
                                                    Accumulated                      Accumulated
                                  Gross Carrying    Amortization   Gross Carrying    Amortization
                                       Amount      & Translation       Amount       & Translation
                                  --------------   -------------   --------------   -------------
                                                           (In thousands)
Other Intangible Assets
Trademarks                            $   578         $   164          $   578         $  144
Patents                                13,201           4,871           12,711          4,289
License and distribution rights         6,904           1,964            6,654          1,602
Other                                   1,060             118              778             35
                                      -------         -------          -------         ------
                                       21,743         $ 7,117           20,721         $6,070
                                                      =======                          ======
Less accumulated amortization
   and translation                      7,117                            6,070
                                      -------                          -------
Other intangible assets, net          $14,626                          $14,651
                                      =======                          =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

We estimate that amortization expense will be about $1.5 million per year in the five-year period ending October 31, 2007.

Note 7. Debt

                                          July 31,   October 31,
                                            2003        2002
                                          --------   -----------
                                              (In thousands)
Short-term:
Notes payable to banks                    $  2,100    $  2,519
Current portion of long-term debt           20,644      33,814
                                          --------    --------
                                          $ 22,744    $ 36,333
                                          ========    ========
Long-term:

Convertible senior debentures             $111,181    $     --
KeyBank line of credit                      73,313     132,310
Capitalized leases                           3,144       4,471
County of Monroe Industrial Development
   Agency bond                               1,715       1,899
Promissory notes - Aspect                       --      22,291
Other                                          346         161
                                          --------    --------
                                           189,699     161,132
Less current portion                        20,644      33,814
                                          --------    --------
                                          $169,055    $127,318
                                          ========    ========

KeyBank Line of Credit: In December 2002, we used $21 million of our KeyBank line of credit to retire the promissory notes - Aspect.

At July 31, 2003, we had $143.7 million available under the KeyBank line of credit.

                    (In millions)
                    -------------
Amount of line         $220.3
Outstanding loans       (76.6)*
                       ------
Available              $143.7
                       ======

* Includes $3.3 million in letters of credit backing other debt.

On July 31, 2003, Cooper and KeyBank amended the credit agreement to provide Cooper with more financial flexibility. The amendment extended the revolving credit facility maturity to April 30, 2007 from April 30, 2005, allowed us to issue the senior convertible debentures and increased the allowable ratio of debt to earnings before interest, taxes, depreciation and amortization (the "leverage ratio") to 3.0 to 1 from 2.5 to 1 as of July 31, 2003. The amendment also relaxed certain borrowing, investment and acquisition restrictions.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Convertible Senior Debentures: In the third quarter, we issued $115 million of 2.625% convertible senior debentures (the "Debentures") due on July 1, 2023, in a private placement pursuant to Rule 144A and Regulation S of the Securities Act. The Debentures are convertible at the holder's option under certain circumstances into 22.5201 shares of our common stock per $1,000 principal amount of Debentures, approximately $44.40 per share. When converted, we have the right to deliver, in lieu of shares of our common stock, cash or combination of cash and shares of common stock. The Debentures rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness and are effectively subordinated to the indebtedness and other liabilities of our subsidiaries, including trade creditors. We may redeem the Debentures (in whole or in part) for cash on or after July 1, 2008 at a price equal to 100% of the principal amount. Holders may require us to repurchase the Debentures on July 1, 2008, 2013 and 2018, at a repurchase price equal to 100% of the principal amount.

Note 8. Earnings Per Share ("EPS")

                                       Three Months Ended   Nine Months Ended
                                            July 31,             July 31,
                                       ------------------   -----------------
                                         2003      2002      2003      2002
                                        -------   -------   -------   -------
                                            (In thousands, except for EPS)
Net income                              $18,663   $13,361   $47,729   $32,684
                                        =======   =======   =======   =======

Basic:
Weighted average common shares           31,253    30,616    31,054    30,514
                                        =======   =======   =======   =======

Basic EPS                               $  0.60   $  0.44   $  1.54   $  1.07
                                        =======   =======   =======   =======

Diluted:
Basic weighted average common shares     31,253    30,616    31,054    30,514

Add dilutive securities:

Stock options                             1,145       594       896       625
                                        -------   -------   -------   -------
Denominator for diluted EPS              32,398    31,210    31,950    31,139
                                        =======   =======   =======   =======

Diluted EPS                             $  0.58   $  0.43   $  1.49   $  1.05
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

                               Three Months Ended            Nine Months Ended
                                    July 31,                      July 31,
                            ------------------------   -----------------------------
                              2003          2002           2003            2002
                            --------   -------------   -------------   -------------
Number of shares excluded    150,000       1,045,500         286,000       1,045,500
                            ========   =============   =============   =============
Range of exercise prices    $  35.69   $23.93-$31.11   $31.11-$35.69   $23.93-$31.11
                            ========   =============   =============   =============

Note 9. Income Taxes

Cooper now expects its effective tax rate ("ETR") (provision for income taxes divided by pretax income) for fiscal 2003 will be 24%. Based on the accounting principles generally accepted in the United States of America ("GAAP") requirement that the projected fiscal year ETR be included in the year-to-date results, the ETR for the third quarter and nine-month period ended July 31, 2003 was revised downward to 22% and 24%, respectively. The ETR used to record the provision for income taxes for the quarter and nine-month period ended July 31, 2002 was 27% for both periods. The decrease in 2003 ETR reflected the shift of business to jurisdictions with lower tax rates.

Note 10. Litigation Settlement

On April 25, 2001, Dioptics Medical Products, Inc. filed a lawsuit against Cooper, CVI and A. Thomas Bender in the United States District Court, Northern District of California, Case No. C01-20356-JW. This lawsuit alleged that CVI's CV Encore family of contact lenses infringed Dioptics' ENCORE trademark for sunglasses. The Company believes that it did not infringe any valid and protectable trademark held by Dioptics. Nevertheless, to avoid ongoing legal costs and management distraction, Cooper entered into a Confidential Settlement Agreement on May 5, 2003. The Company recorded a settlement provision in the first fiscal quarter of 2003 that covers all associated costs.

Note 11. Accounting for Stock Plans

As permitted by SFAS 123, Cooper applies APB Opinion No. 25 and related interpretations to account for its plans for stock options issued to employees and directors. Accordingly, no compensation cost has been recognized for its employee and director stock option plans. Had compensation cost for our stock-based compensation plans been determined under the fair value method included in SFAS 123, as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,"

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

adopted in the second quarter 2003, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 Three Months Ended   Nine Months Ended
                                                      July 31,             July 31,
                                                 ------------------   ------------------
                                                   2003       2002      2003       2002
                                                  -------   -------   --------   -------
                                                (In thousands, except per share amounts)
Net income, as reported                           $18,663   $13,361   $ 47,729   $32,684

Deduct: Total stock-based employee and
   director compensation expense determined
   under fair value based method for all
   awards granted since February 1, 1995,
   net of related tax effects                      (3,588)   (1,011)   (10,094)   (2,872)
                                                  -------   -------   --------   -------

Pro forma net income                              $15,075   $12,350   $ 37,635   $29,812
                                                  =======   =======   ========   =======

Basic earnings per share:
   As reported                                    $  0.60   $  0.44   $   1.54   $  1.07
   Pro forma                                      $  0.48   $  0.40   $   1.21   $  0.98

Diluted earnings per share:
   As reported                                    $  0.58   $  0.43   $   1.49   $  1.05
   Pro forma                                      $  0.47   $  0.40   $   1.19   $  0.97

Effective tax rate used to determine pro forma
   net income                                          22%       25%        24%       25%

Note 12. Cash Dividends

We paid a semiannual dividend of 3 cents per share on each of January 6, and July 3, 2003 to stockholders of record on December 16, 2002 and June 13, 2003, respectively.

Note 13. Business Segment Information

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

Segment information:

                                Three Months Ended     Nine Months Ended
                                      July 31,             July 31,
                                ------------------   ----------------------
                                  2003      2002       2003         2002
                                --------   -------   --------   -----------
                                             (In thousands)
Sales to external customers:
   CVI                          $ 87,773   $70,596   $238,638    $168,843
   CSI                            20,669    19,967     60,186      51,742
                                --------   -------   --------    --------
                                $108,442   $90,563   $298,824    $220,585
                                ========   =======   ========    ========

Operating income:
   CVI                          $ 23,948   $16,843   $ 62,468    $ 40,475
   CSI                             4,793     2,463     12,636      10,049
   Corporate                      (3,415)   (2,325)    (8,807)     (5,753)
                                --------   -------   --------    --------
Total operating income            25,326    16,981     66,297      44,771
   Interest expense               (1,655)   (2,347)    (5,167)     (4,681)
   Other income, net                 375     3,668      1,671       4,686
                                --------   -------   --------    --------
Income before income taxes      $ 24,046   $18,302   $ 62,801    $ 44,776
                                ========   =======   ========    ========

                                                     July 31,   October 31,
                                                       2003        2002
                                                     --------   -----------
Identifiable assets:
   CVI                                               $442,124    $401,421
   CSI                                                141,462     111,998
   Corporate                                           73,523      57,696
                                                     --------    --------
Total                                                $657,109    $571,115
                                                     ========    ========

Goodwill:
   CVI                                               $181,590    $170,843
   CSI                                                 91,707      68,123
                                                     --------    --------
Total                                                $273,297    $238,966
                                                     ========    ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)

Geographic information:

                                                      Three Months Ended    Nine Months Ended
                                                            July 31,            July 31,
                                                      ------------------   -------------------
                                                        2003      2002       2003       2002
                                                      --------   -------   --------   --------
                                                                 (In thousands)
Sales to external customers by country of domicile:
   United States                                      $ 62,913   $56,597   $178,635   $145,904
   Europe                                               33,700    28,971     90,150     62,149
   Rest of world                                        11,829     4,995     30,039     12,532
                                                      --------   -------   --------   --------
Total                                                 $108,442   $90,563   $298,824   $220,585
                                                      ========   =======   ========   ========

                                                                           July 31,   October 31,
                                                                             2003        2002
                                                                           --------   -----------
Long-lived assets by country of domicile:
   United States                                                           $190,019     $158,477
   Europe                                                                   201,116      180,585
   Rest of world                                                              2,189        2,499
                                                                           --------     --------
Total                                                                      $393,324     $341,561
                                                                           ========     ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Note numbers refer to "Notes to Consolidated Condensed Financial Statements" beginning on page 7.

Forward-Looking Statements: Some of the information included in this Form 10-Q contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions and results of operations are forward-looking. To identify these statements look for words like "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates" or "anticipates" and similar words or phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise.

Events, among others, that could cause actual results and future actions to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with new corporate governance regulatory requirements, changes in tax laws or their interpretation, changes in geographical profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill, changes in accounting principles or estimates, including the potential cost of expensing stock options, and other events described in our Securities and Exchange Commission filings, including the "Business" section in our Annual Report on Form 10-K for the year ended October 31, 2002. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

                              Results of Operations

In this section we discuss the results of our operations for the third quarter and nine months of fiscal 2003 and compare them with the same periods of fiscal 2002. We discuss our cash flows and current financial condition beginning on page 24 under "Capital Resources and Liquidity."

Third Quarter Highlights:

o    Sales up 20% to $108.4 million.

o    Gross profit up 23%; margin up one percentage point to 63% of revenue.

o    Operating income up 49% to $25.3 million.

o    Diluted earnings per share up 35% to 58 cents from 43 cents.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Nine-Month Highlights:

o    Sales up 35% to $298.8 million.

o Gross profit up 39% on margin of 64%, up two percentage points from last year.

o    Operating income up 48% to $66.3 million.

o    Diluted earnings per share up 42% to $1.49 from $1.05.

Selected Statistical Information - Percentage of Sales and Growth

                                       Percent of Sales              Percent of Sales
                                      Three Months Ended            Nine Months Ended
                                           July 31,                        July 31,
                                      ------------------     %      -----------------     %
                                         2003   2002       Growth      2003   2002      Growth
                                         ----   ----       ------      ----   ----      ------
Net sales                                100%   100%         20%       100%   100%        35%
Cost of sales                             37%    38%         14%        36%    38%        30%
Gross profit                              63%    62%         23%        64%    62%        39%
Selling, general and administrative       38%    41%         12%        40%    40%        35%
Research and development                   1%     1%         25%         1%     1%        38%
Amortization                               1%     1%        (31%)        1%     1%       (10%)
Operating income                          23%    19%         49%        22%    20%        48%

Net Sales: Cooper's two business units, CooperVision ("CVI") and CooperSurgical ("CSI") generate all its revenue:

o CVI markets a broad range of soft contact lenses for the vision care market worldwide.

o CSI markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $17.9 million (20%) in the three-month period and $78.2 million (35%) in the nine-month period:

         Three Months Ended          Nine Months Ended
               July 31,                    July 31,
      ----------------------------------------------------
       2003    2002    % Incr.    2003     2002    % Incr.
      ------   -----   -------   ------   ------   ------
                       ($ in millions)
CVI   $ 87.8   $70.6     24%     $238.6   $168.9     41%
CSI     20.6    20.0      4%       60.2     51.7     16%
      ------   -----             ------   ------
      $108.4   $90.6     20%     $298.8   $220.6     35%
      ======   =====             ======   ======

CVI Revenue: Practitioner and patient preferences in the worldwide contact lens market continue to change. The major shifts are from:

o Conventional lenses replaced annually to disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

o Commodity lenses to specialty lenses including toric lenses, cosmetic lenses, multifocal lenses and lenses for patients experiencing the symptoms of dry eye syndrome.

o Commodity spherical lenses to value-added spherical lenses such as lenses with aspherical optical properties.

These shifts favor CVI's line of specialty products, which now comprise over 60% of CVI's revenue.

Definitions: Lens revenue consists of sales of spherical lenses, which include aspherically designed lenses, and specialty lenses - toric, cosmetic, multifocal lenses and lenses for patients with dry eyes.

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

o Proclear lenses help enhance tissue/device compatibility for patients experiencing mild discomfort relating to dry eyes during lens wear.

CVI's worldwide revenue grew 24% and 41% in the three- and nine-month periods; 17% and 34% when the foreign exchange rates applied to the prior periods are also applied on a memo basis to the current periods' revenue (in "constant currency"). The primary reasons for our growth include continued global market share gains with our toric products revenue up 21% in the quarter, continued momentum in Europe with our growth up 28% in the quarter, and growth in disposable spheres up 39% in the quarter.

CVI reported revenue includes revenue from Biocompatibles beginning in March 2002. In the following table we adjust CVI reported revenue by adding the Biocompatibles revenue for the four-month period we did not own Biocompatibles (as shown on the Biocompatibles' unaudited ledgers) to our actual results for the nine-month period. This shows the growth in the total lens business we now own. Revenue grew 24% in the three-month period and adjusted revenue grew 23%, in the nine-month period ended July 31, 2003.

Since the acquisition of Biocompatibles, CVI has actively promoted Proclear lenses. In many cases, practitioners now recommend Proclear lenses rather than older CVI products.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                        Third Quarter              Nine Months
                        -------------            --------------
Reported:                2003    2002   Growth    2003     2002    Growth
                        -----   -----   ------   ------   ------   ------
                                        ($ in millions)
U.S.                    $42.4   $35.8     18%    $116.2   $ 90.9     28%
International            44.0    32.2     37%     115.3     70.0     65%
                        -----   -----            ------   ------
Soft lens revenue        86.4    68.0     27%     231.5    160.9     44%
Miscellaneous revenue     1.4     2.6    (46%)      7.1      8.0    (11%)
                        -----   -----            ------   ------
Total reported          $87.8   $70.6     24%    $238.6   $168.9     41%
                        =====   =====            ======   ======

Adjustments - to include Biocompatibles revenue for comparable periods:

                                                      Nine Months
                                                      -----------
                                                           2002
                                                           ----
                                                     ($ in millions)
U.S.                                                       $ 6.3
International                                               18.5
                                                           -----
Soft lens revenue                                           24.8
Miscellaneous revenue                                        0.3
                                                           -----
Total reported                                             $25.1
                                                           =====

                        Third Quarter              Nine Months
                        -------------            ---------------
As adjusted:             2003    2002   Growth    2003     2002    Growth
                        -----   -----   ------   ------   ------   ------
                                        ($ in millions)
U.S.                    $42.4   $35.8     18%    $116.2   $ 97.2     20%
International            44.0    32.2     37%     115.3     88.5     30%
                        -----   -----            ------   ------
Soft lens revenue        86.4    68.0     27%     231.5    185.7     25%
Miscellaneous revenue     1.4     2.6    (46%)      7.1      8.3    (13%)
                        -----   -----            ------   ------
Total as adjusted       $87.8   $70.6     24%    $238.6   $194.0     23%
                        =====   =====            ======   ======

Total adjusted worldwide revenue grew 24% and 23% for the three- and nine-month periods (about 17% in constant currency for both periods). International soft lens revenue of $44 million grew 37% (21% in constant currency) for the three-month period.

The 37% and 30% growth in reported international soft lens revenue, from $32.2 million and $88.5 million to $44 million and $115.3 million in the three- and nine-month periods, respectively, was largely driven by sales of two-week and monthly sphere products. These grew $7.6 million, or 46%, and $19 million, or 44%, in the three- and nine-months periods. Also, sales of two-week and monthly toric products grew $3.5 million, or 52%, and $6.3 million, or 36%, in the three- and nine-month periods.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Adjusted revenue in the United States grew 18% in the third quarter and 20% in the first nine months of fiscal 2003, primarily due to sales of two-week and monthly sphere products, which added $3.5 million, growing 29%, and $9.3 million, growing 29%, in the three- and nine-month periods, respectively. Also, sales of two-week and monthly toric products added $3.5 million, growing 44%, and $9.4 million, growing 45%, in the three- and nine-month periods. The acquisition of Biocompatibles enhanced the growth in these product lines, especially the sales of Proclear toric and other specialty lenses.

CSI Revenue: Women's healthcare products used primarily by obstetricians and gynecologists generate about 90% of CSI's revenue. The balance represents sales of medical devices outside of women's healthcare that CSI does not actively market. CSI's overall third quarter revenue increased 4% to $20.6 million. The third quarter growth in CSI revenue of $3 million was due to recent acquisitions. The reported growth of $600,000 was net of declining sales in more mature product lines, softness in the equipment part of the market and the delay in launching a replacement for an in-vitro fertilization catheter that CSI could no longer market when an exclusive distributor relationship ended.

Cost of Sales/Gross Profit: Gross profit as a percentage of sales ("gross margin") was:

                 Gross Margin %      Gross Margin %
               Three Months Ended   Nine Months Ended
                    July 31,              July 31,
               ------------------   -----------------
               2003          2002   2003         2002
               ----          ----   ----         ----
CVI             66%           66%    67%          66%
CSI             54%           44%    52%          50%
Consolidated    63%           62%    64%          62%

CVI's gross margin for the third quarter of fiscal 2003, at 66%, was equal to 2002 third quarter. CVI manufactures about 61% of its lenses in the United Kingdom. The favorable impact of currency on revenue is offset by the unfavorable impact on manufacturing costs. In addition, we have lower gross margin on sales to Asia-Pacific distributors, which have increased 91%. Last year's gross margin reflects lower gross margin sales of certain Biocompatibles' products. Gross margin on Biocompatibles' products have improved as CVI has improved manufacturing costs and continues to shift customers to higher gross margin Proclear products.

CSI's gross margin was 54%, compared with 44% for the third fiscal quarter last year. In the third quarter last year, we phased out the Cerveillance Colposcope system, and recorded a charge against cost of sales (primarily write down of inventory distribution rights and prepaid royalties) of about $2 million. Excluding this charge last year's margin was 54% for both the third quarter and for the nine-month period. Absent future acquisitions with lower-margin products, we expect gross margin to continue to improve as we complete the integration of recent acquisitions.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Selling, General and Administrative ("SGA") Expense:

                     Three Months Ended                  Nine Months Ended
                          July 31,                            July 31,
               --------------------------------   ---------------------------------
                2003   % Rev.    2002   % Incr.    2003    % Rev.    2002   % Incr.
               -----   ------   -----   -------   ------   ------   -----   -------
                                        ($ in millions)
CVI            $32.4     37%    $29.1     11%     $ 93.1     39%    $68.2     36%
CSI              5.7     28%      5.6      1%       17.1     28%     14.5     18%
Headquarters     3.4     --       2.3     47%        8.8     --       5.7     53%
               -----            -----             ------            -----
               $41.5     38%    $37.0     12%     $119.0     40%    $88.4     35%
               =====            =====             ======            =====

Consolidated SGA increased 12%, and as a percentage of revenue, declined to 38% from 41% for the three-month period and was 40% for both nine-month periods. About $1.6 million and $4.8 million of the SGA increase in the three- and nine-month periods, reflected the relative weakness of the U.S. dollar against foreign currencies. Corporate headquarters' expenses, which increased 47% to $3.4 million, include continued expenses for various projects associated with maintaining the Company's global trading arrangement. These expenses are expected to flatten and then decline after 2003, but costs to comply with recently enacted and proposed corporate governance requirements are expected to increase in 2004.

Research and Development ("R&D") Expense: During the first nine months of fiscal 2003, CVI R&D expenditures were $2.7 million, up 40% over the same 2002 period, reflecting the previously announced initiative to develop new and improved contact lens products. During the 2003 to 2005 period, CVI is investing in two new research programs: the development of an extended wear contact lens and an improved contact lens technology. We expect that CVI R&D expense will approach $4 million in 2003. CSI R&D expenditures in the first nine months of fiscal 2003 were about $1.3 million, up 35%, primarily because of R&D projects of acquired companies.

Amortization of Intangibles: Amortization expenses were $388,000 and $1.1 million in the three and nine months of fiscal 2003, down from $565,000 and $1.3 million in last year's three and nine-month periods.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Operating Income: Operating income improved by $8.3 million, or 49%, and $21.5 million, or 48%, for the three- and nine-month periods:

                      Three Months Ended                 Nine Months Ended
                           July 31,                          July 31,
               --------------------------------   --------------------------------
               2003    % Rev.   2002    % Incr.   2003    % Rev.   2002    % Incr.
               -----   ------   -----   -------   -----   ------   -----   -------
                                         ($ in millions)
CVI            $23.9     27%    $16.8     42%     $62.5     26%    $40.5     54%
CSI              4.8     23%      2.5     95%      12.6     21%     10.0     26%
Headquarters    (3.4)    --      (2.3)    --       (8.8)    --      (5.7)    --
               -----            -----             -----            -----
               $25.3     23%    $17.0     49%     $66.3     22%    $44.8     48%
               =====            =====             =====            =====

Interest Expense: Interest expense decreased $692,000, or 29%, in the three-month period and increased $486,000, or 10%, in the nine-month period. The increase in the nine-month period related to higher average borrowing for acquisitions, partially offset by lower interest rates.

Other Income (Expense), Net:

                                    Three Months Ended   Nine Months Ended
                                          July 31,           July 31,
                                    ------------------   -----------------
                                      2003    2002         2003     2002
                                      ----   ------       ------   ------
                                                (In thousands)
Interest income                       $ 59   $   47       $  148   $  125
Foreign exchange transactions          282    1,539        1,903    1,365
Settlement of dispute                   --       --         (500)      --
Gain on Quidel stock                    --       40           --    1,168
Gain on Litmus/Quidel transaction       --    2,075           --    2,075
Other                                   34      (33)         120      (47)
                                      ----   ------       ------   ------
                                      $375   $3,668       $1,671   $4,686
                                      ====   ======       ======   ======

In conjunction with the acquisition of Biocompatibles, we inherited intercompany accounts in various currencies, primarily pounds sterling. The pound strengthened against the dollar in the first nine months of 2003, resulting in a net gain of about $1.9 million. We have taken steps to minimize this exposure. Our policy continues to be to hedge foreign exchange exposure whenever possible.

In the first quarter of 2003, we provided $500,000 for the settlement of a legal dispute.

In the third fiscal quarter of 2002, we received an additional 334,727 shares of Quidel that were held in escrow and recorded a gain of $2.1 million, based on the fair market value of Quidel shares on the day we received them. In the first nine months of 2002, we sold 592,000 shares of Quidel stock, realizing a gain of approximately $1.2 million.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Provision for Income Taxes: We now estimate that our effective tax rate ("ETR") for fiscal year 2003 (provision for taxes divided by income before taxes) will be 24%, down from 25% reported in our second quarter results. The ETR was revised downward to adjust for the favorable shift of business to jurisdictions with lower tax rates. This resulted in a 22% ETR in the third quarter. Assuming no major acquisitions, we expect our ETR to continue to decline, and we now expect our ETR to be about 23% in fiscal 2004.

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

Assuming no major acquisitions or large stock issuances, we expect that this arrangement will extend the cash flow benefits of the NOLs through 2006, and that actual cash payments of taxes will average less than 5% of pretax profits over this period. After 2006, we expect that actual cash payments of income taxes will average less than 20% of pretax profits.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                         Capital Resources and Liquidity

Third Quarter Highlights:

o    Operating cash flow $18 million vs. $15.3 million in 2002's third quarter.

o    Cash payments for acquisitions totaled $25.2 million.

o Expenditures for purchases of property, plant and equipment ("PP&E") $9.3 million vs. $5 million in 2002's third quarter.

Nine-Month Highlights:

o Operating cash flow $48.1 million vs. $39.9 million in the first nine months of 2002.

o    Cash payments for acquisitions totaled $63.7 million.

o Expenditures for purchases of PP&E $22.8 million vs. $17 million in the first nine months of 2002.

Comparative Statistics (dollars in millions, except per share amounts):

                                               July 31, 2003   October 31, 2002
                                               -------------   ----------------
Cash and cash equivalents                          $  30.8          $  10.3
Total assets                                       $ 657.1          $ 571.1
Working capital                                    $ 125.7          $  72.2
Total debt                                         $ 191.8          $ 163.7
Stockholders' equity                               $ 377.2          $ 311.4
Ratio of debt to equity                             0.51:1           0.53:1
Debt as a percentage of total capitalization            34%              34%
Operating cash flow - twelve months ended          $  64.2          $  55.9

Operating Cash Flows: Our major source of liquidity continues to be cash flow provided by operating activities, which totaled $48.1 million in the first nine months of fiscal 2003 and $64.2 million over the trailing twelve months ended July 31, 2003.

Major uses of cash for operating activities in the first nine months included payments of $4.5 million to settle the dispute with Medical Engineering Corporation, a subsidiary of Bristol-Myers Squibb Company, pursuant to a 1993 settlement agreement, $2.6 million to fund entitlements under Cooper's bonus plans and $5 million in interest payments.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Our working capital increased by $53.5 million in the first nine months of fiscal 2003, driven in part by the weak U.S. dollar, which triggered increases in trade receivables and inventory and the reduction of about $13.6 million of short-term debt. At the end of the third fiscal quarter, Cooper's days sales outstanding ("DSO's") decreased to 66 days from 71 days last quarter, reflecting improved cash collections. DSO's are expected to be in the upper 60's to low 70's through the remainder of fiscal 2003.

Investing Cash Flows: The cash outflow of $86.5 million from investing activities was capital expenditures of $22.8 million and payments of $63.7 million on acquisitions, including $22.4 million paid to the Aspect noteholders, the final payment for the Aspect acquisition.

Financing Cash Flows: Financing activities provided $58.4 million of cash primarily from increased borrowing. In the third quarter, we issued $115 million principal amount of 2.625% convertible senior debentures in a private placement (see Note 7, "Debt" under "Convertible Senior Debentures"). With the proceeds from the debenture, we repaid the majority of the revolving portion of our line of credit, which included borrowing for the recent acquisition of Prism (see
Note 4, "Acquisitions"). Cash received from the exercises of stock options provided $10.5 million. We repaid net other debt of about $2.1 million. We paid dividends on our common stock of $2 million in the first nine months of 2003.

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

o Valuation of goodwill - We record and evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," respectively. Pursuant to GAAP, we performed an impairment test in our third fiscal quarter of 2003, and our analysis indicated that we have no goodwill impairment.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded

                                     Outlook

We believe that cash and cash equivalents on hand of $30.8 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. At July 31, 2003, we had $143.7 million available under the KeyBank line of credit.

                                 Risk Management

We are exposed to risks caused by changes in foreign exchange, principally pound sterling and euro denominated debt and receivables and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our revolver and term loan debt varies with the London Interbank Offered Rate. We have decreased our interest risk through our 2.625% convertible debenture offering (see Note 7).

                                   Trademarks

Proclear'r' and Cerveillance'r' are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, based upon such an evaluation as of July 31, 2003, the end of the fiscal quarter covered by this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference to
Note 10, "Litigation Settlement" under Notes to Consolidated Condensed Financial Statements in Part I, Item I of this report.

Item 2. Changes in Securities and Use of Proceeds

On June 25, 2003, Cooper sold $100 million aggregate principal amount of 2.625% convertible senior debentures due 2023 to UBS Investment Bank, McDonald Investments Inc., Fleet Securities, Inc. and HSBC, as initial purchasers, in a private placement pursuant to Rule 144A and Regulations S under the Securities Act of 1933, as amended. The Company recorded net proceeds, after deduction of an aggregate initial purchasers' discount of $2.5 million, of $97.5 million, along with $1 million of deferred charges in connection with the debt issue cost. On July 2, 2003, the initial purchasers of these debentures exercised their option to purchase an additional $15 million of debentures, bringing the total sale to $115 million. This exercise generated additional net proceeds, after deduction of an aggregate initial purchasers' discount of $300,000, of $14.7 million. We used the net proceeds from the offering to repay most of the revolving portion of our existing line of credit. The debentures are convertible into 22.5201 shares of our common stock per $1,000 principal amount of debentures (approximately $44.40 per share) under certain conditions and subject to certain adjustments. When converted, we have the right to deliver, in lieu of shares of our common stock, cash or combination of cash and shares of common stock.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     Exhibit
     Number    Description
     -------   -----------
     4.1       Indenture dated as of June 25, 2003, between The Cooper
               Companies, Inc. and Wells Fargo Bank, National Association,
               incorporated by reference to Exhibit 4.1 to our Current
               Report on Form 8-K filed with the Securities and Exchange
               Commission on June 25, 2003

     11*       Calculation of Earnings Per Share

     31.1      Certification of the Chief Executive Officer, pursuant to
               Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2      Certification of the Chief Financial Officer pursuant to Rule
               13a-14(a) under the Securities Exchange Act of 1934

     32.1      Certification of the Chief Executive Officer, pursuant to 18
               U.S.C. Section 1350

     32.2      Certification of the Chief Financial Officer, pursuant to 18
               U.S.C. Section 1350

* The information called for in this Exhibit is provided in Footnote 8 to the Consolidated Condensed Financial Statements in this report.

(b) The Company filed the following reports on Form 8-K during the period May 1, 2003 to July 31, 2003.

Date of Report   Item Reported
--------------   -------------
May 5, 2003      Item 5. Other Events
June 4, 2003     Item 5. Other Events
June 19, 2003    Item 5. Other Events
June 20, 2003    Item 5. Other Events and Item 9. Regulation FD Disclosure
June 25, 2003    Item 5. Other Events

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              The Cooper Companies, Inc.
                                                     (Registrant)


Date: September 5, 2003                        /s/ Stephen C. Whiteford
                                         ---------------------------------------
                                         Vice President and Corporate Controller
                                             (Principal Accounting Officer)

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                Index of Exhibits

   Exhibit No.
   -----------
       4.1       Indenture dated as of June 25, 2003, between The Cooper
                 Companies, Inc. and Wells Fargo Bank, National Association,
                 incorporated by reference to Exhibit 4.1 to our Current
                 Report on Form 8-K filed with the Securities and Exchange
                 Commission on June 25, 2003

       11*       Calculation of Earnings Per Share

       31.1      Certification of the Chief Executive Officer, pursuant to
                 Rule 13a-14(a) under the Securities Exchange Act of 1934

       31.2      Certification of the Chief Financial Officer pursuant to Rule
                 13a-14(a) under the Securities Exchange Act of 1934

       32.1      Certification of the Chief Executive Officer, pursuant to 18
                 U.S.C. Section 1350

       32.2      Certification of the Chief Financial Officer, pursuant to 18
                 U.S.C. Section 1350

* The information called for in this Exhibit is provided in Footnote 8 to the Consolidated Condensed Financial Statements in this report.

                          STATEMENT OF DIFFERENCES
                          ------------------------

The registered trademark symbol shall be expressed as.................. 'r'