Form 10-K
period 2003-10-31
COOPER COMPANIES INC
filed 2004-01-28
CIK 711404

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

      FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003 COMMISSION FILE NO. 1-8597

                                   ----------

                           THE COOPER COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

          Delaware                                                94-2657368
(State or other jurisdiction                                  (I.R.S. Employer
      of incorporation)                                      Identification No.)

  6140 Stoneridge Mall Road, Suite 590
        Pleasanton, California                                       94588
(Address of principal executive offices)                          (Zip Code)

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

     On December 31, 2003, there were 31,914,540 shares of the registrant's common stock held by non-affiliates with aggregate market value of $893,607,120 on April 30, 2003, the last day of the registrant's most recently completed second fiscal quarter.

     Number of shares outstanding of the registrant's common stock, as of December 31, 2003: 32,103,480.

                      Documents Incorporated by Reference:

                            Document                      Part of Form 10-K
                            --------                      -----------------
Portions of the 2003 Annual Report to Stockholders for    Parts I and II
   the fiscal year ended October 31, 2003

Portions of the Proxy Statement for the Annual            Part III
   Meeting of Stockholders scheduled to be held
   March 23, 2004

================================================================================

                                     PART I

Item 1. Business.

Introduction

     The Cooper Companies, Inc. (the "Company," "Cooper" or "we" and similar pronouns), through its principal business units, develops, manufactures and markets healthcare products. Cooper is a Delaware corporation that was organized in 1980.

     CooperVision (CVI) develops, manufactures and markets a broad range of contact lenses for the worldwide vision care market. It specializes in toric lenses that correct astigmatism, cosmetic lenses that change the appearance of the color of the eye, and other lenses, primarily high growth, specialty and value-added market segments around the world. Its leading products are disposable and planned replacement toric and spherical lenses. CooperSurgical
(CSI) develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Forward-Looking Statements

     Some of the information included in this Form 10-K contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The forward-looking statements include certain statements pertaining to our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our revenue, market conditions and results of operations are forward-looking statements. To identify forward-looking statements look for words like "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates" or "anticipates" and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. These, and all forward-looking statements, necessarily depend on assumptions, data or methods that may be incorrect or imprecise.

     Events, among others, that could cause actual results and future actions to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with new corporate governance requirements, changes in tax laws or their interpretation, changes in geographical profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill, changes in accounting principles or estimates, including the potential cost of expensing stock options, and other events described in our Securities and Exchange Commission filings, including the "Business" section in this Form 10-K for the year ended October 31, 2003 and the related portions of the Company's 2003 Annual Report to Stockholders (2003 Annual Report) incorporated herein by reference. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

General Description and Development of Businesses

     The information required by this item is incorporated by reference to the captions "CooperVision" and "CooperSurgical" under "Business Review" in the 2003 Annual Report.

Research and Development

     Our Company-sponsored research and development expenditures during the fiscal years ended October 31, 2003, 2002 and 2001 were $5.6 million, $4.3 million and $3.7 million, respectively. During fiscal 2003, CooperVision spent 68% and CooperSurgical spent 32% of the total. We did not participate in any customer-sponsored research and development programs.

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

     Additional information under the caption "Research and Development Expense" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report is incorporated by reference.

Government Regulation

     The U.S. Food and Drug Administration (FDA), other federal agencies and various foreign ministries of health regulate the development, testing, production and marketing of the Company's products. The Federal Food, Drug and Cosmetic Act and other statutes and regulations govern the testing, manufacturing, labeling, storage, advertising and promotion of these products. If applicable regulations are not followed, companies may be subject to fines, product recall or seizure, suspension of production and criminal prosecution.

     Both CVI and CSI develop and market medical devices under different levels of FDA regulation depending on the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval, while Class I and II devices require substantially lower levels of regulation.

     Before a new contact lens can be sold commercially, CVI must complete these steps: (1) compile data on its chemistry and toxicology, (2) determine its microbiological profile and (3) define the proposed manufacturing process. This data must be submitted to the FDA to support an application for an Investigational Device Exemption. Once this is granted, clinical trials can begin. These are subject to review and approval by an Institutional Review Board and, where a lens is determined to have a significant risk, the FDA. After the clinical trials are completed, a Premarket Approval Application must be submitted to and approved by the FDA.

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

     FDA and state regulations also require the Company to adhere to applicable "good manufacturing practices" (GMP). They require detailed quality assurance and record keeping and make periodic unscheduled regulatory inspections. The Company believes it is in compliance with GMP regulations.

     Health authorities in foreign countries regulate Cooper's clinical trials and medical device sales. The regulations vary widely from country to country. Even if the FDA has approved a product, the regulatory agencies in each country must approve new products before they may be marketed there.

     These regulatory procedures require a considerable investment in time and resources and usually result in a substantial delay between new product development and marketing. Cooper cannot assure that all necessary approvals will be obtained, or obtained in a timely manner. If the Company does not maintain compliance with regulatory standards or if problems occur after marketing, product approval may be withdrawn.

     All of Cooper's currently marketed products have been cleared by all appropriate regulatory agencies, and none are being marketed under an Investigative Device Exemption.

     In addition to FDA regulatory requirements, the Company also maintains ISO 9000 certification and CE mark approvals for its products. A CE mark is an international symbol of adherence to certain standards and compliance with applicable European medical device requirements. These quality programs and approvals are required by the European Medical Device Directive and must be maintained for all products intended to be sold in the European market. In order to maintain these quality benchmarks, the Company is subjected to rigorous biannual reassessment audits of its quality systems and procedures.

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

Marketing and Distribution

     In the United States, Canada, United Kingdom, Brazil, Portugal, Italy, Spain, France, Holland, Sweden, Finland, Norway, Australia and South Africa, CVI markets its products through its field sales representatives, who call on optometrists, ophthalmologists, opticians and optical chains. In the United States, field sales representatives also call on distributors. In Japan and other countries outside North America, CVI uses distributors and has given most of them the exclusive right to market our products. In the United States, CVI augments its sales and marketing efforts with e-commerce, telemarketing and advertising in professional journals.

     CSI's products are marketed by a network of field sales representatives and distributors. In the United States, CSI augments its sales and marketing activities with e-commerce, telemarketing, direct mail and advertising in professional journals.

Patents, Trademarks and Licensing Agreements

     Cooper owns or licenses a variety of domestic and foreign patents, which, in total, are material to its overall business. The names of certain of Cooper's products are protected by trademark registrations in the United States Patent and Trademark Office and, in some cases, also in foreign trademark offices.

Applications are pending for additional trademark registrations. Cooper aggressively defends its intellectual property rights.

     No individual patent or license is material to the Company or either of its principal business units other than:

o Our non-exclusive Patent License Agreement dated as of December 2, 1997, between Cooper and Geoffrey Galley, Albert Moreland, Barry Bevis and Ivor Atkinson entered into in connection with the Company's acquisition of Aspect Vision Care Limited (the "Edge Patent License"). This agreement expires in January 2010 and relates to patents used by CVI to produce a contact lens edge that provides superior comfort to the wearer. The edge forms a part of CVI's products (both spherical and toric lenses) that are manufactured using a cast molding technology in the Company's Hamble, England, and Norfolk, Virginia, facilities.

o Our license related to products manufactured by CVI using the proprietary phosphorylcholine (PC) technology patents that we received in connection with the Company's acquisition of Biocompatibles Eye Care, Inc. Our Proclear Compatibles brand of spherical and toric soft contact lenses are manufactured using this PC technology.

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

CVI

     A number of manufacturers compete in the worldwide market for contact lenses, which was approximately $3.5 billion in 2003. The three largest are Johnson & Johnson's Vistakon division, CIBA Vision/Wesley Jessen (owned by Novartis AG) and Bausch & Lomb Incorporated.

     The contact lens market has two major segments. The larger "commodity" segment, about $2.5 billion in 2003, is comprised of lenses that only correct near- and farsightedness. The smaller "specialty" segment, about $1 billion in 2003, is comprised of lenses that address special needs of contact lens patients, which includes toric, cosmetic, multifocal and premium lenses. CooperVision competes successfully in the contact lens market primarily by offering specialty lenses, and secondarily by offering commodity lenses. About 62% of CVI's sales are specialty lenses.

     To compete successfully in the contact lens market, companies must market differentiated products priced competitively and, therefore, manufactured efficiently. CVI believes that it is the only contact lens manufacturer to use three different manufacturing processes to produce its lenses (lathing, cast molding and FIPS, a cost effective combination of lathing and molding). This manufacturing flexibility means that CVI can:

o Develop more lens types for patients than competitors (two week, monthly and quarterly disposable and custom toric products, the latter for patients with a high amount of astigmatism); and

o Offer a wider range of lens parameters, leading to a more successful fitting with better visual acuity.

     In addition, CVI believes that its lenses provide superior comfort through its use of the lens edge technology provided under the patents covered by its Edge Patent License described under "Patents, Trademarks and Licensing Agreement." CVI also sponsors clinical studies to generate medical information to improve its lenses.

     In order to enhance its competitiveness in the specialty market, Cooper completed the acquisition of Biocompatibles Eye Care, Inc. (Biocompatibles) the contact lens business of Biocompatibles plc., in February 2002. Biocompatibles' Proclear line spherical and toric lenses, are manufactured with omafilcon A, a material that incorporates the proprietary phosphorylcholine technology that helps enhance tissue-device compatibility. Proclear is the only lens with FDA clearance for the claim "... may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear." Mild discomfort relating to dryness during lens wear is a condition that often causes patients to discontinue contact lens wear.

     Toric contact lenses correct astigmatism (irregularities of the cornea) and accounted for about 13% of the total worldwide contact lens market in 2003. CVI's toric lens sales represented about 30% of this market segment in 2003.

     The toric market segment is highly competitive. CVI's primary toric competitors are CIBA Vision/Wesley Jessen (owned by Novartis AG), Bausch & Lomb Incorporated, Johnson & Johnson's Vistakon division and Ocular Sciences, Inc. Toric lens manufacturers compete to provide the highest possible level of visual acuity and patient satisfaction by offering a wide range of lens parameters, superior wearing comfort and a high level of customer service, both for patients and contact lens practitioners. CVI believes that its three manufacturing processes yield a wider range of toric lens parameters than its competitors, providing greater patient and practitioner satisfaction and better visual acuity, and that it offers superior customer services, including high standards of on-time product delivery.

     Major competitors have greater financial resources and larger research and development budgets and sales forces than CVI. Nevertheless, CVI offers a high level of customer service through its several direct sales organizations around the world and through telephone sales and technical service representatives who consult with eyecare professionals about the use of the Company's lens products. CVI believes that its sales force is particularly well equipped through extensive training to meet the need of contact lens practitioners and their customers.

     CVI also competes with manufacturers of eyeglasses and with refractive surgical procedures that correct visual defects. The Company believes that CVI will continue to compete favorably against eyeglasses, particularly in markets where the penetration of contact lenses in the vision correction market is low, offering lens manufacturers an opportunity to gain market share. The Company also believes that laser vision correction is not a material threat to its sales of contact lenses because each modality serves a different demographic group. Almost all new contact lens wearers are in their teens or twenties, while refractive surgical procedures are performed primarily on patients in their late thirties or early forties.

CSI

     CSI focuses on selected segments of the women's healthcare market, supplying high quality diagnostic products and surgical instruments and accessories. In some instances, CSI offers all of the products needed for a complete procedure. The market segments in which CSI competes continue to be fragmented, typified by smaller technology-driven firms that generally offer only one or two product lines. Most are privately owned or divisions of public companies including some owned by companies with greater financial resources than Cooper. Competitive factors in these segments include technological and scientific advances, product quality, price, customer service and effective communication of product information to physicians and hospitals. CSI believes that it competes successfully against these companies with its superior sales and marketing, the technological advantages of its products and by developing and acquiring new products, including those used in new medical procedures. In addition, as CSI expands its product line, it offers to train medical professionals how to use them.

Backlog

     Backlog is not a material factor in either of Cooper's business units.

Seasonality

     CVI's contact lens sales in its first fiscal quarter, which runs from November 1 through January 31, are typically lower than subsequent quarters, as patient traffic to practitioners' offices is relatively light during the holiday season.

Compliance with Environmental Laws

     Federal, state and local provisions that regulate the discharge of materials into the environment, or relate to the protection of the environment, do not currently materially affect Cooper's capital expenditures, earnings or competitive position.

Working Capital

     Cooper has not required any material working capital arrangements in the past five years.

Financial Information about Business Segments, Geographic Areas, Foreign Operations and Export Sales

     The information required by this item is incorporated by reference to Note 12 "Business Segment Information" of Notes to Consolidated Financial Statements of the Company included in the 2003 Annual Report.

Employees

     On October 31, 2003, Cooper had approximately 3,700 employees. The Company believes that its relations with its employees are good.

Available Information

     The Cooper Companies, Inc. Internet address is http://www.coopercos.com. Our annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (SEC) are publicly available free of charge on our Web site as soon as reasonably practicable after the Company furnishes it to the SEC. The Company's Corporate Governance Principles, Business Conduct and Ethics Policy and Board of Directors' committee charters are also posted on the Web site. The information on the Company's Web site is not part of this or any other report we file with, or furnish to, the SEC.

Item 2. Properties.

     The following are Cooper's principal facilities as of October 31, 2003:

                                                                         Approximate    Owned
                                                                         Floor Area      or       Lease
       Location                            Operations                     (Sq. Ft.)    Leased   Expiration
-----------------------   --------------------------------------------   -----------   ------   ----------
United States
   Pleasanton, CA         Executive Offices                                 13,700     Leased   Sept. 2005
   Lake Forest, CA        Executive Offices and CVI Offices                  8,100     Leased   Jan. 2005
   Huntington Beach, CA   CVI Manufacturing & Technical Offices             20,600     Leased   Sept. 2007
   Fairport, NY           CVI Administrative Offices & Marketing            31,000     Leased   April 2004
   Scottsville, NY        CVI Manufacturing and Research                    49,500     Owned    N/A
   Henrietta, NY          CVI Distribution and Warehouse Facility           68,000     Leased   Feb. 2008
   Norfolk, VA            CVI Manufacturing, Offices and Warehouse
                          Facilities                                        39,000     Owned    N/A
   Trumbull, CT           CSI Manufacturing, Research and
                          Development, Marketing, Distribution and
                          Warehouse Facilities                              92,000     Leased   May 2011

Canada
   Markham, Ont.          CVI Offices, Manufacturing
                          Distribution and Warehouse Facilities             23,000     Leased   Feb. 2005
   St. Liboire, QC        CSI Manufacturing and Administrative              24,273     Owned    N/A

United Kingdom
   Hamble, Hampshire,     CVI Manufacturing, Research and Development,
   England                Marketing and Admin. Offices                      91,400     Owned    N/A
   Fareham, Hampshire,    CVI Manufacturing and Administrative              29,600     Leased   Jan. 2018
   England
   Fareham, Hampshire,    CVI Manufacturing and Warehouse
   England                                                                  35,000     Leased   June 2013
   Fareham, Hampshire,    CVI Manufacturing
   England                                                                  33,300     Leased   Sept. 2023

Italy
   Milan                  CVI Warehouse and Administrative                  29,700     Leased   Sept. 2008

Australia
   South Australia        CVI Manufacturing, Distribution and
                          Administration                                    14,800     Leased   June 2004

     The Company believes its properties are suitable and adequate for its businesses.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of fiscal 2003, the Company did not submit any matters to a vote of the Company's security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The information required by this item is incorporated by reference to "Quarterly Common Stock Price Range," "Corporate Information," and the heading "Cash Dividends" in Note 8 "Stockholders' Equity" of "Notes to Consolidated Financial Statements" in the 2003 Annual Report.

Item 6. Selected Financial Data.

     The information set forth under "Five-Year Financial Highlights," on page 30, and "Contractual Obligations and Commercial Commitments" in the 2003 Annual Report is incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

     The Company is exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. The Company's policy is to minimize, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into interest rate swaps and foreign currency forward exchange contracts, respectively. The Company does not enter into derivative financial instrument transactions for speculative purposes. Additional information for this item is incorporated by reference to "Derivatives" in Note 1 "Summary of Significant Accounting Policies" and in Note 7 "Financial Instruments" to the Financial Statements in the 2003 Annual Report.

Long-term Debt

     Total debt increased to $185.9 million at October 31, 2003 from $163.6 million at October 31, 2002. We issued $115 million of convertible senior debentures (see caption "Convertible Senior Debentures" in Note 6 "Debt" in the 2003 Annual Report, which is incorporated by reference) and the proceeds were used to reduce amounts drawn under our revolving credit facility and for additional funding requirements.

                  October 31, 2003   October 31, 2002
                  ----------------   ----------------
                             (In millions)
Short-term debt        $ 20.7             $ 36.3
Long-term debt          165.2              127.3
                       ------             ------
Total                  $185.9             $163.6
                       ======             ======

     As of October 31, 2003, the scheduled maturities of the Company's fixed and variable rate long-term debt obligations (excluding capitalized leases), their weighted average interest rates and their estimated fair values were as follows:

                                          Expected Maturity Date - Fiscal Year
                              --------------------------------------------------------------
                                                                    There-             Fair
                               2004    2005    2006   2007   2008    after    Total    Value
                              -----   -----   -----   ----   ----   ------   ------   ------
($ in Millions)
Long-term debt:
   Fixed interest rate        $  --   $  --   $  --   $ --   $ --   $112.2   $112.2   $138.0
      Average interest rate                                          2.625%
   Variable interest rate     $19.1   $22.7   $19.0   $9.6   $0.1   $  0.2   $ 70.7   $ 70.7
      Average interest rate     2.9%    2.9%    2.9%   2.9%   2.9%     2.9%

Item 8. Financial Statements and Supplementary Data.

     The information required by this item is incorporated by reference to "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Comprehensive Income," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Two-Year Quarterly Financial Data" in the 2003 Annual Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

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

     In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, based upon such an evaluation as of October 31, 2003, the end of the fiscal year covered by this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item is incorporated by reference to "Proposal 1 - Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 23, 2004 (the "2004 Proxy Statement").

Item 11. Executive Compensation.

     The information required by this item is incorporated by reference to the subheadings "Executive Compensation" and "Board Committees, Meetings and Compensation" of the "Proposal 1 - Election of Directors" section of the 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to the subheadings "Securities Held by Management" and "Principal Securityholders" of the "Proposal 1 - Election of Directors" section and the "Equity Compensation Plan Information" subheading of "Proposal 3 - Approval of the Amendment of Amended and Restated 2001 Long Term Incentive Plan" of the 2004 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     None.

Item 14. Principal Accounting Fees and Services.

     The information required by this item is incorporated by reference to "Report of the Audit and Finance Committee" of the "Proposal 1 - Election of Directors" section of the 2004 Proxy Statement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents filed as part of this report:

          1.   Accountants' Consent and Report on Schedule.

          2.   Financial Statement Schedules of the Company.

                    Schedule
                    Number        Description
                    --------      -----------
                    Schedule II   Valuation and Qualifying Accounts

          3.   Exhibits.

               The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

               All other schedules which are included in the applicable accounting regulations of the Securities and Exchange Commission are not required here because they are not applicable.

     (b)  Reports filed on Form 8-K:

               Cooper filed on Form 8-K dated October 28, 2003 a report of Item 5 - Other Events, during the period August 1, 2003 through October 31, 2003. Cooper furnished on Form 8-K dated September 3, 2003 a report of
          Item 12 - Results of Operations and Financial Condition, during the period August 1, 2003 through October 31, 2003.

                                                                     SCHEDULE II

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       Three Years Ended October 31, 2003

                                                 Additions
                                   Balance at   Charged to   (Deductions)/   Balance
                                    Beginning    Costs and    Recoveries/     at End
                                     of Year     Expenses      Other (1)     of Year
                                   ----------   ----------   -------------   -------
                                                    (In thousands)
Allowance for doubtful accounts:

   Year ended October 31, 2003       $3,883       $1,598         $ 443        $5,924
                                     ======       ======         =====        ======
   Year ended October 31, 2002       $1,966       $  944         $ 973        $3,883
                                     ======       ======         =====        ======
   Year Ended October 31, 2001       $2,440       $  251         $(725)       $1,966
                                     ======       ======         =====        ======

(1) Consists of additions representing acquired allowances and recoveries, less deductions representing receivables written off as uncollectible.

                                   Balance at                             Balance
                                    Beginning               Reductions/    at End
                                     of Year    Additions     Charges     of Year
                                   ----------   ---------   -----------   -------
                                                    (In thousands)
Income tax valuation allowance:

   Year ended October 31, 2003      $  4,795       $ --        $  507      $4,288
                                    ========       ====        ======      ======
   Year ended October 31, 2002      $  5,540       $ --        $  745      $4,795
                                    ========       ====        ======      ======
   Year Ended October 31, 2001      $  6,488       $558        $1,506      $5,540
                                    ========       ====        ======      ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2004.

                                           THE COOPER COMPANIES, INC.


                                           By:       /s/ A. THOMAS BENDER
                                               ---------------------------------
                                                       A. Thomas Bender
                                               Chairman of the Board, President
                                                  and Chief Executive Officer

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

          Signature                             Capacity                        Date
          ---------                             --------                        ----


/s/ A. THOMAS BENDER            Chairman of the Board, President          January 28, 2004
-----------------------------
   (A. Thomas Bender)              and Chief Executive Officer


/s/ ALLAN E. RUBENSTEIN, M.D.   Vice Chairman of the Board and            January 28, 2004
-----------------------------
   (Allan E. Rubenstein)           Lead Director


/s/ ROBERT S. WEISS             Executive Vice President,                 January 28, 2004
-----------------------------
   (Robert S. Weiss)               Chief Financial Officer and Director


/s/ STEPHEN C. WHITEFORD        Vice President and Corporate              January 28, 2004
-----------------------------
   (Stephen C. Whiteford)          Controller


/s/ MICHAEL H. KALKSTEIN        Director                                  January 28, 2004
-----------------------------
   (Michael H. Kalkstein)


/s/ MOSES MARX                  Director                                  January 28, 2004
-----------------------------
   (Moses Marx)


/s/ DONALD PRESS                Director                                  January 28, 2004
-----------------------------
   (Donald Press)


/s/ STEVEN ROSENBERG            Director                                  January 28, 2004
-----------------------------
   (Steven Rosenberg)


/s/ STANLEY ZINBERG, M.D.       Director                                  January 28, 2004
-----------------------------
   (Stanley Zinberg)

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
          Aspect Vision Holdings Limited and The Cooper Companies, Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
          February 27, 2002.................................................................

3.1   -   Restated Certificate of Incorporation, as partially amended, incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3
          (No. 33-17330) and Exhibits 19(a) and 19(c) to the Company's Quarterly Report on
          Form 10-Q for the fiscal quarter ended April 30, 1988.............................

3.2   -   Certificate of Amendment of Restated Certificate of Incorporation dated
          September 21, 1995 incorporated by reference to Exhibit 3.2 to the Company's
          Annual Report on Form 10-K for the fiscal year ended October 31, 1995.............

3.3   -   Amended and Restated By-Laws dated December 16, 1999, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999............................................................

3.4   -   Certificate of Amendment of Certificate of Incorporation dated May 24, 2000, incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form
          10-K for the fiscal year ended October 31, 2000...................................

3.5       Fourth Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 26, 2003, incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 7, 2003...........................

4.1   -   Certificate of Elimination of Series A Junior Participating Preferred Stock of
          The Cooper Companies, Inc. filed with the Delaware Secretary of State on October
          30, 1997, incorporated by reference to Exhibit 4.1 on Form 10-K for fiscal year ended October 31, 1997............................................................

4.2   -   Rights Agreement, dated as of October 29, 1997, between the Company and American
          Stock Transfer & Trust Company, incorporated by reference to Exhibit 4 to the
          Company's Current Report on Form 8-K dated October 29, 1997.......................

4.3   -   Amendment No. 1 to Rights Agreement dated September 26, 1998, incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated
          September 25, 1998................................................................

4.4   -   Certificate of Designations of Series A Junior Participating Preferred Stock of
          The Cooper Companies, Inc., incorporated by reference to Exhibit 4.0 of the
          Company's Current Report on Form 8-K dated October 29, 1997.......................

4.5       Indenture dated as of June 25, 2003, between The Cooper Companies, Inc. and
          Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended on
          April 30, 2003....................................................................

10.1  -   2001 Long-term Incentive Plan, incorporated by reference to Exhibit 10.8 of the
          Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000...

10.2  -   Severance Agreement entered into as of June 10, 1991, by and between
          CooperVision, Inc. and A. Thomas Bender, incorporated by reference to Exhibit
          10.26 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the
          fiscal year ended October 31, 1992................................................

10.3  -   Letter dated March 25, 1994, to A. Thomas Bender from the Chairman of the
          Compensation Committee of the Company's Board of Directors, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the
          fiscal year ended October 31, 1994................................................

                                                                                                Location of
                                                                                                 Exhibit in
Exhibit                                                                                          Sequential
Number    Description of Document                                                              Number System
-------   -----------------------                                                              -------------
10.4  -   Severance Agreement entered into as of April 26, 1990, by and between Nicholas
          J. Pichotta and the Company incorporated by reference to Exhibit 10.8 to the
          Company's Annual Report on Form 10-K for fiscal year ended October 31, 1995.......

10.5  -   Letter Agreement dated November 1, 1992, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.9 to the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1995....................

10.6  -   Severance Agreement entered into as of August 21, 1989, by and between Robert S.
          Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment
          No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1992..................................................................

10.7  -   Change in Control Agreement dated as of October 14, 1999, between The Cooper
          Companies, Inc. and Carol R. Kaufman, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended October
          31, 1999..........................................................................

10.8  -   1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper
          Companies, Inc., incorporated by reference to Appendix A to the Company's Proxy
          Statement for its 1996 Annual Meeting of Stockholders.............................

10.9  -   Amendment No. 1 to 1996 Long-term Incentive Plan for Non-Employee Directors of
          The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to
          Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996............................................................

10.10 -   Amendment No. 2 to 1996 Long-term Incentive Plan for Non-Employee Directors of
          The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to
          Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997............................................................

10.11 -   Amendment No. 3 to 1996 Long-term Incentive Plan for Non-Employee Directors of
          The Cooper Companies, Inc., dated October 29, 1999, incorporated by reference to
          Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001............................................................

10.12 -   Amendment No. 4 to 1996 Long-term Incentive Plan for Non-Employee Directors of
          The Cooper Companies, Inc., dated October 24, 2000, incorporated by reference to
          Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001............................................................

10.13 -   Amendment No. 5 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.17 to the
          Company's Annual Report on Form 10-K for the fiscal year ended October 31,
          2001..............................................................................

10.14 -   Amendment No. 6 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.15 to the
          Company's Registration Statement on form S-8 dated November 21,
          2002..............................................................................

10.15 -   Amendment No. 7 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc. dated November 4, 2002, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2002............................................................

10.16 -   Amendment No. 8 to 1996 Long-term Incentive Plan for Non-Employee Directors of
          The Cooper Companies, Inc. dated October 29, 2003.................................

10.17(a)- Patent License Agreement dated February 13, 2002 between Geoffrey H. Galley and others and CooperVision, Inc., incorporated by reference to Exhibit 10.11 of the
          Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31,
          2002..............................................................................

                                                                                                Location of
                                                                                                 Exhibit in
Exhibit                                                                                          Sequential
Number    Description of Document                                                              Number System
-------   -----------------------                                                              -------------
10.18     The Cooper Companies, Inc. Amended and Restated 2001 Long Term Incentive Plan,
          incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on
          Form 10-Q for the fiscal quarter ended April 30, 2003.............................

10.19     Amendment No. 1 to the Amended and Restated 2001 Long Term Incentive Plan,
          incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on
          Form 10-Q for the fiscal quarter ended April 30, 2003.............................

10.20     Patent and Trade Mark License Agreement dated February 28, 2002 between
          Biocompatibles Limited and CooperVision International Holding Company LP and The
          Cooper Companies, Inc.............................................................

10.21     Patent and Trade Mark License Agreement dated February 28, 2002 between
          Biocompatibles Limited and CooperVision Technology Inc. and The Cooper
          Companies, Inc....................................................................

10.22     Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited
          (formerly known as Biocompatibles Limited) and CooperVision International
          Holding Company LP and The Cooper Companies, Inc. and Biocompatibles UK Limited...

10.23     Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited
          (formerly known as Biocompatibles Limited) and CooperVision Technology, Inc. and
          The Cooper Companies, Inc. and Biocompatibles UK Limited..........................

11(b)     Calculation of earnings per share.................................................

13        2003 Annual Report to Stockholders................................................

21        Subsidiaries......................................................................

23        Accountants' Consent and Report on Schedule.......................................

31.1      Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the
          Securities Exchange Act of 1934...................................................

31.2      Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the
          Securities Exchange Act of 1934...................................................

32.1      Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section
          1350..............................................................................

32.2      Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section
          1350..............................................................................

(a) The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this Exhibit. Omitted portions have been filed separately with The Commission

(b)  The information required in this exhibit is incorporated by reference to
     Note 4, "Earnings Per Share," in the 2003 Annual Report

                           STATEMENT OF DIFFERENCES
                           ------------------------
The British pound sterling sign shall be expressed as.....................  'L'
The section symbol shall be expressed as.................................. 'SS'
The trademark symbol shall be expressed as................................ 'TM'
The registered trademark symbol shall be expressed as.....................  'r'
The copyright symbol shall be expressed as................................  'c'