Form 10-Q
period 2004-01-31
COOPER COMPANIES INC
filed 2004-03-12
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarterly Period Ended January 31, 2004
                                ----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ____________

Commission File Number 1-8597

                           The Cooper Companies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              94-2657368
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

       6140 Stoneridge Mall Road, Suite 590, Pleasanton, CA         94588
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value                            32,397,646 Shares
----------------------------                            -----------------
         Class                                  Outstanding at February 29, 2004

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                             Page No.
                                                                             --------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

              Consolidated Condensed Statements of Income - Three Months
                 Ended January 31, 2004 and 2003                                 3

              Consolidated Condensed Balance Sheets - January 31, 2004
                 and October 31, 2003                                            4

              Consolidated Condensed Statements of Cash Flows - Three
                 Months Ended January 31, 2004 and 2003                          5

              Consolidated Condensed Statements of Comprehensive Income -
                 Three Months Ended January 31, 2004 and 2003                    6

              Notes to Consolidated Condensed Financial Statements               7

   Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                             15

   Item 3. Quantitative and Qualitative Disclosure About Market Risk            24

   Item 4. Controls and Procedures                                              24

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                     25

Signature                                                                       26

Index of Exhibits                                                               27

Certifications                                                                  28

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                  (In thousands, except for earnings per share)
                                   (Unaudited)

                                                              Three Months Ended
                                                                  January 31,
                                                              ------------------
                                                                2004       2003
                                                              --------   -------
Net sales                                                     $109,734   $94,014
Cost of sales                                                   39,778    34,647
                                                              --------   -------
Gross profit                                                    69,956    59,367
Selling, general and administrative expense                     43,237    37,877
Research and development expense                                 1,525     1,315
Amortization of intangibles                                        345       356
                                                              --------   -------
Operating income                                                24,849    19,819
Interest expense                                                 1,491     1,824
Other income, net                                                  480       478
                                                              --------   -------
Income before income taxes                                      23,838    18,473
Provision for income taxes                                       5,483     4,618
                                                              --------   -------
Net income                                                    $ 18,355   $13,855
                                                              ========   =======

Earnings per share:
   Basic                                                      $   0.57   $  0.45
                                                              ========   =======
   Diluted                                                    $   0.55   $  0.44
                                                              ========   =======

Number of shares used to compute earnings per share:
   Basic                                                        32,167    30,904
                                                              ========   =======
   Diluted                                                      33,543    31,601
                                                              ========   =======

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                       January 31,   October 31,
                                                           2004          2003
                                                       -----------   -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                             $ 45,324      $ 47,433
   Trade receivables, net                                  86,078        84,607
   Marketable securities                                    4,987         5,746
   Inventories                                             99,951        89,718
   Deferred tax asset                                      15,644        14,616
   Other current assets                                    23,852        22,104
                                                         --------      --------
      Total current assets                                275,836       264,224
                                                         --------      --------
Property, plant and equipment, net                        124,647       116,277
Goodwill, net                                             288,564       282,634
Other intangible assets, net                               15,765        15,888
Deferred tax asset                                         16,372        22,367
Other assets                                                4,353         4,174
                                                         --------      --------
                                                         $725,537      $705,564
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                       $ 22,046      $ 20,658
   Accounts payable                                        14,404        16,227
   Employee compensation and benefits                      14,807        15,846
   Accrued acquisition costs                               14,186        15,299
   Accrued income taxes                                    18,594        18,771
   Other current liabilities                               22,453        31,513
                                                         --------      --------
      Total current liabilities                           106,490       118,314
Long-term debt                                            160,010       165,203
                                                         --------      --------
      Total liabilities                                   266,500       283,517
                                                         --------      --------
Stockholders' equity:
   Common stock, 10 cents par value                         3,298         3,268
   Additional paid-in capital                             315,628       309,666
   Accumulated other comprehensive income and other        27,632        14,119
   Retained earnings                                      121,531       104,139
   Treasury stock at cost                                  (9,052)       (9,145)
                                                         --------      --------
      Total stockholders' equity                          459,037       422,047
                                                         --------      --------
                                                         $725,537      $705,564
                                                         ========      ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months Ended
                                                                   January 31,
                                                               -------------------
                                                                 2004       2003
                                                               --------   --------
Cash flows from operating activities:
   Net income                                                  $ 18,355   $ 13,855
   Depreciation and amortization                                  3,589      2,971
   Increase in operating capital                                (22,029)   (15,828)
   Net increase (decrease) in non-current liabilities                --     (3,000)
   Net decrease in non-current assets                             6,403      4,084
   Other non-cash                                                   491      1,030
                                                               --------   --------
Net cash provided by operating activities                         6,809      3,112
                                                               --------   --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                    (6,864)    (5,898)
   Acquisitions of businesses                                    (5,145)   (32,243)
   Sale of marketable securities and other                        2,145        (29)
                                                               --------   --------
Net cash used by investing activities                            (9,864)   (38,170)
                                                               --------   --------
Cash flows from financing activities:
   Net proceeds (repayments) of short-term debt                   1,215     (1,248)
   Repayments of long-term debt                                  (5,276)   (10,213)
   Proceeds from long-term debt                                      17     45,400
   Dividends on common stock                                       (963)      (927)
   Exercise of stock options and other                            5,829        657
                                                               --------   --------
Net cash provided by financing activities                           822     33,669
                                                               --------   --------
Effect of exchange rate changes on cash and cash equivalents        124        188
                                                               --------   --------
Net decrease in cash and cash equivalents                        (2,109)    (1,201)
Cash and cash equivalents - beginning of period                  47,433     10,255
                                                               --------   --------
Cash and cash equivalents - end of period                      $ 45,324   $  9,054
                                                               ========   ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                  January 31,
                                                              ------------------
                                                                 2004      2003
                                                              --------   -------
Net income                                                     $18,355   $13,855
Other comprehensive income, net of tax:
   Foreign currency translation adjustment                      13,182     7,673
   Change in value of derivative instruments                         5        28
   Unrealized gain on marketable securities:
      Gain arising during the period                               748       178
      Reclassification adjustment                                 (427)       --
                                                               -------   -------
                                                                   321       178
                                                               -------   -------
Other comprehensive income, net of tax                          13,508     7,879
                                                               -------   -------
Comprehensive income                                           $31,863   $21,734
                                                               =======   =======

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1. General

The Cooper Companies, Inc. ("Cooper," "we," "our" or similar pronouns) develops, manufactures and markets healthcare products through its two business units.

o CooperVision (CVI) markets contact lenses to correct visual defects. Its leading products are specialty contact lenses: toric lenses to correct astigmatism, cosmetic lenses to change or enhance the appearance of the eyes' natural color, multifocal lenses designed to correct for presbyopia, an age-related vision defect, and lenses for patients experiencing mild discomfort relating to dry eyes during lens wear.

o CooperSurgical (CSI) markets medical devices, diagnostic products and surgical instruments and accessories used primarily in gynecologists' and obstetricians' practices.

During interim periods, we have followed the accounting policies described in our Form 10-K for the fiscal year ended October 31, 2003. Please refer to this and to our Annual Report to Shareholders for the same period when reviewing this Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period's presentation. You should not assume that the results reported here either indicate or guarantee future performance.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position at January 31, 2004 and October 31, 2003, the consolidated results of its operations and its cash flows for the three months ended January 31, 2004 and 2003. All of these adjustments are normal and recurring.

See "Estimates and Critical Accounting Policies" in Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," Cooper applies Accounting Principles Board
(APB) Opinion No. 25 and related interpretations to account for its plans for stock options issued to employees and directors. Accordingly, no compensation cost has been recognized for its employee and director stock option plans. Had compensation cost for our stock-based compensation plans been determined under the fair value

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

method included in SFAS 123, as amended by SFAS 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             Three Months Ended
                                                                January 31,
                                                           ---------------------
                                                               2004      2003
                                                             -------   -------
                                                           (In thousands, except
                                                             per share amounts)
Net income, as reported                                      $18,355   $13,855

Deduct: Total stock-based employee and director
   compensation expense determined under fair value
   based method, net of related tax effects                      976     2,116
                                                             -------   -------

Pro forma net income                                         $17,379   $11,739
                                                             =======   =======

Basic earnings per share:
   As reported                                               $  0.57   $  0.45
   Pro forma                                                 $  0.54   $  0.38

Diluted earnings per share:
   As reported                                               $  0.55   $  0.44
   Pro forma                                                 $  0.52   $  0.38

Note 2. Inventories, at the Lower of Average Cost or Market

                                                       January 31,   October 31,
                                                          2004          2003
                                                       -----------   -----------
                                                            (In thousands)
Raw materials                                            $16,165       $15,392
Work-in-process                                           11,657        13,792
Finished goods                                            72,129        60,534
                                                         -------       -------
                                                         $99,951       $89,718
                                                         =======       =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 3. Acquisition

On November 26, 2003, Cooper purchased from privately-held SURx, Inc., the assets and associated worldwide license rights for the Laparoscopic (LP) and Transvaginal (TV) product lines of its Radio Frequency Bladder Neck Suspension technology, which uses radio frequency based thermal energy instead of implants to restore continence.

We paid $2.95 million for this SURx technology. Results of operations related to the purchased assets have been included in our financial statements from the date of acquisition. Initially, we have ascribed $2.5 million to goodwill, a negative $20,000 to a working capital deficit (including acquisition costs of $530,000), $350,000 to other intangibles and $77,000 to property, plant and equipment. The allocation for the purchase price is subject to refinement as we are in the process of obtaining a third party valuation of the fair value.

The SURx system, consisting of the LP and TV products, received U.S. Food and Drug Administration marketing clearance in 2002.

Note 4. Accrued Acquisition Costs

When we record acquisitions, we accrue for the estimated costs of severance, legal, consulting, due diligence, plant/office closure of the acquired business and deferred acquisition payments.

                                Balance                               Balance
        Description          Oct. 31, 2003  Additions   Payments   Jan. 31, 2004
--------------------------   -------------  ---------   --------   -------------
                                             (In thousands)
Severance                       $ 5,608       $   20     $  184       $ 5,444
Legal and consulting                291          300        530            61
Plant shutdown                    6,691           75        411         6,355
Hold back due                     1,081          500        608           973
Preacquisition liabilities          990           --        169           821
Other                               638          242        348           532
                                -------       ------     ------       -------
                                $15,299       $1,137     $2,250       $14,186
                                =======       ======     ======       =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 5. Intangible Assets

Goodwill

                                                          (In thousands)
                                                    CVI         CSI       Total
                                                  --------   --------   --------
Balance as of October 31, 2003                    $182,843   $ 99,791   $282,634
Additions during the three months ended
   January 31, 2004                                     --      3,077      3,077
Other adjustments*                                   2,853         --      2,853
                                                  --------   --------   --------
                                                  $185,696   $102,868   $288,564
                                                  ========   ========   ========

* Primarily translation differences in goodwill denominated in foreign currency.

                                      As of January 31, 2004           As of October 31, 2003
                                  ------------------------------   ------------------------------
                                                    Accumulated                      Accumulated
                                  Gross Carrying    Amortization   Gross Carrying    Amortization
                                      Amount       & Translation       Amount       & Translation
                                  --------------   -------------   --------------   -------------
                                                          (In thousands)
Other Intangible Assets
Trademarks                            $   578          $  178          $   578          $  171
Patents                                13,639           5,317           13,200           5,072
License and distribution rights         8,454           2,221            8,454           2,083
Other                                     908              98            1,145             163
                                      -------          ------          -------          ------
                                       23,579          $7,814           23,377          $7,489
                                      -------          ======          -------          ======

Less accumulated amortization
   and translation                      7,814                            7,489
                                      -------                          -------
Other intangible assets, net          $15,765                          $15,888
                                      =======                          =======

We estimate that amortization expense will be about $1.6 million per year in the five-year period ending October 31, 2008.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 6. Debt

                                                       January 31,   October 31,
                                                           2004         2003
                                                       -----------   -----------
                                                            (In thousands)
Short-term:
Notes payable to banks                                   $  1,347     $     --
Current portion of long-term debt                          20,699       20,658
                                                         --------     --------
                                                         $ 22,046     $ 20,658
                                                         ========     ========
Long-term:
Convertible senior debentures                            $112,209     $112,181
KeyBank facility                                           63,937       68,625
Capitalized leases                                          2,712        2,983
County of Monroe Industrial Development
   Agency bond                                              1,575        1,645
Other                                                         276          427
                                                         --------     --------
                                                          180,709      185,861
Less current portion                                       20,699       20,658
                                                         --------     --------
                                                         $160,010     $165,203
                                                         ========     ========

KeyBank Line of Credit: A syndicated bank credit facility consisting of a term loan ($60.9 million outstanding at January 31, 2004) and a $150 million revolving credit facility. The credit facility matures April 30, 2007.

At January 31, 2004, we had $143.1 million available under the KeyBank line of credit:

(In millions)
Amount of facility                                                      $210.9
Outstanding loans                                                        (67.8)*
                                                                        ------
Available                                                               $143.1
                                                                        ======

* Includes $3.9 million in letters of credit backing overdraft accounts.

Convertible Senior Debentures: Our $115 million of 2.625% convertible senior debentures, net of discount, are due on July 1, 2023.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 7. Earnings Per Share (EPS)

(In thousands, except for EPS)

                                                              Three Months Ended
                                                                  January 31,
                                                              ------------------
                                                                 2004      2003
                                                              --------   -------
Net income                                                     $18,355   $13,855
                                                               =======   =======

Basic:
------
Weighted average common shares                                  32,167    30,904
                                                               =======   =======

Basic EPS                                                      $  0.57   $  0.45
                                                               =======   =======

Diluted:
--------
Basic weighted average common shares                            32,167    30,904

Add dilutive securities:
------------------------
Stock options                                                    1,376       697
                                                               -------   -------
Denominator for diluted EPS                                     33,543    31,601
                                                               =======   =======

Diluted EPS                                                    $  0.55   $  0.44
                                                               =======   =======

For the three months ended January 31, 2004 and 2003, we excluded zero and 136,000 (exercise price of $31.11) options to purchase Cooper's common stock, respectively, from the computation of diluted EPS because their exercise prices were above the average market price.

Note 8. Income Taxes

Cooper expects its effective tax rate (ETR) (provision for income taxes divided by pretax income) for fiscal 2004 will be 23%. Accounting principles generally accepted in the United States of America (GAAP) require that the projected fiscal year ETR be included in the year-to-date results. The ETR used to record the provision for income taxes for the three-month period ended January 31, 2003 was 25% and subsequently decreased to 24% for the fiscal year ended 2003. The decrease in the 2004 ETR reflected the shift of business to jurisdictions with lower tax rates.

Note 9. Cash Dividends

We paid a semiannual dividend of 3 cents per share on January 5, 2004 to stockholders of record on December 17, 2003.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 10. Business Segment Information

Cooper is organized by product line for management reporting with operating income, as presented in our financial reports, as the primary measure of segment profitability. We do not allocate costs from corporate functions to the segments' operating income. Items below operating income are not considered when measuring the profitability of a segment. We use the same accounting policies to generate segment results as we do for our overall accounting policies.

Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are property, plant and equipment, goodwill and other intangibles.

Segment information:

                                                              Three Months Ended
                                                                  January 31,
                                                              ------------------
                                                                2004       2003
                                                              --------   -------
                                                                (In thousands)
Net sales to external customers:
   CVI                                                        $ 87,018   $72,820
   CSI                                                          22,716    21,194
                                                              --------   -------
                                                              $109,734   $94,014
                                                              ========   =======
Operating income:
   CVI                                                        $ 22,607   $18,379
   CSI                                                           5,365     3,832
   Corporate                                                    (3,123)   (2,392)
                                                              --------   -------
Total operating income                                          24,849    19,819
   Interest expense                                             (1,491)   (1,824)
   Other income, net                                               480       478
                                                              --------   -------
Income before income taxes                                    $ 23,838   $18,473
                                                              ========   =======

                                                       January 31,   October 31,
                                                          2004          2003
                                                       -----------   -----------
                                                              (In thousands)
Identifiable assets:
   CVI                                                   $485,078      $462,581
   CSI                                                    158,408       154,199
   Corporate                                               82,051        88,784
                                                         --------      --------
      Total                                              $725,537      $705,564
                                                         ========      ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)

Geographic information:

                                                              Three Months Ended
                                                                  January 31,
                                                              ------------------
                                                                2004      2003
                                                              --------   -------
                                                                (In thousands)
Net sales to external customers by country of domicile:
      United States                                           $ 63,541   $57,213
      Europe                                                    33,409    28,224
      Rest of world                                             12,784     8,577
                                                              --------   -------
   Total                                                      $109,734   $94,014
                                                              ========   =======

                                                       January 31,   October 31,
                                                          2004          2003
                                                       -----------   -----------
                                                            (In thousands)
Long-lived assets by country of domicile:
      United States                                      $209,492      $205,410
      Europe                                              212,458       202,613
      Rest of world                                         7,026         6,776
                                                         --------      --------
   Total                                                 $428,976      $414,799
                                                         ========      ========

Note 11. Subsequent Events

Milex Acquisition: On February 2, 2004, Cooper completed the acquisition of Milex Products, Inc. Milex, which had annual revenue of about $14 million, manufactures and markets obstetric and gynecologic products and customized print services. We paid about $26 million for Milex.

Argus Acquisition: On February 23, 2004, Cooper acquired from privately owned Argus Biomedical Pty Ltd the assets related to AlphaCor, an artificial cornea, and AlphaSphere, a soft orbital implant.

We paid about $2.1 million for the Argus assets with future royalties payable on AlphaCor sales. The Argus products will be developed and marketed to corneal surgeons by a newly formed ophthalmic surgery business unit, CooperVision Surgical.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Note numbers refer to "Notes to Consolidated Condensed Financial Statements" beginning on page 7.

Forward-Looking Statements: Some of the information included in this Form 10-Q contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These include certain statements about our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions, planned product launches and results of operations are forward-looking. To identify these statements look for words like "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates" or "anticipates" and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise.

Events, among others, that could cause actual results and future actions to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with new corporate governance requirements, changes in tax laws or their interpretation, changes in geographic profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill, changes in accounting principles or estimates, including the potential cost of expensing stock options, and other events described in our Securities and Exchange Commission filings, including the "Business" section in our Annual Report on Form 10-K for the year ended October 31, 2003. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

                              Results of Operations

In this section we discuss the results of our operations for the first quarter of fiscal 2004 and compare them with the same period of fiscal 2003. We discuss our cash flows and current financial condition beginning on page 21 under "Capital Resources and Liquidity."

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

First Quarter Highlights:

o    Sales of $110 million up 17%, 10% in constant currency.

o    Gross profit up 18%; margin up one percentage point to 64% of revenue.

o    Operating income up 25% to $24.9 million.

o Diluted earnings per share up 25% to 55 cents from 44 cents, with a 6% increase in the number of shares.

Selected Statistical Information - Percentage of Sales and Growth

                                                      Percent of Sales
                                                     Three Months Ended
                                                         January 31,
                                                     ------------------      %
                                                        2004   2003       Growth
                                                        ----   ----       ------
Net sales                                                100%   100%        17%
Cost of sales                                             36%    37%        15%
                                                         ---    ---
Gross profit                                              64%    63%        18%
Selling, general and administrative                       39%    40%        14%
Research and development                                   2%     2%        16%
                                                         ---    ---
Operating income                                          23%    21%        25%
                                                         ===    ===

Net Sales: Cooper's two business units, CooperVision (CVI) and CooperSurgical
(CSI) generate all its revenue:

o CVI markets, develops and manufacturers a broad range of soft contact lenses for the vision care market worldwide.

o CSI markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $15.7 million, or 17%:

                                                   Three Months Ended
                                                       January 31,
                                                   ------------------       %
                                                      2004     2003     Increase
                                                     ------   -----     --------
                                                      (In millions)
CVI                                                  $ 87.0   $72.8        19%
CSI                                                    22.7    21.2         7%
                                                     ------   -----
                                                     $109.7   $94.0        17%
                                                     ======   =====

CVI Revenue:

                                                          First Quarter
                                                          -------------
                                                           2004    2003   Growth
                                                          -----   -----   ------
Segment                                                  ($ in millions)
-------
U.S.                                                      $41.4   $35.4     17%
International                                              45.6    37.4     22%
                                                          -----   -----
Total                                                     $87.0   $72.8     19%
                                                          =====   =====

CVI's worldwide revenue grew 19% in the quarter, 11% in constant currency. Total international revenue grew 22%, 5% in constant currency, with European sales up 24%, 8% in constant currency. Sales in the United States grew 17%.

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

These shifts favor CVI's line of specialty products, which now comprise 64% of CVI's soft lens revenue.

Definitions: Lens revenue consists of sales of spherical lenses, which include aspherically designed lenses, and specialty lenses - toric, cosmetic, multifocal lenses and lenses for patients with dry eyes.

o Aspheric lenses correct for near- and farsightedness, and they have additional optical properties that help improve visual acuity in low light conditions and can correct low levels of astigmatism and low levels of presbyopia, an age-related vision defect.

o Toric lens designs correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

o Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

o    Multifocal lens designs correct presbyopia.

o Proclear lenses help enhance tissue/device compatibility for patients experiencing mild discomfort relating to dry eyes during lens wear.

In the first quarter, soft contact lens revenue grew 24%, 15% in constant currency. Soft lens revenue in the United States, 48% of CVI's soft lens business, grew 20% and soft lens revenue outside of the United States, 52% of CVI's soft lens revenue, grew 28%, about 10% in constant currency. European soft lens revenue, about 37% of CVI's soft lens revenue, grew 30%, 13% in constant currency.

The primary reasons for CVI's growth include continued global market share gains during the quarter with toric product revenue up 31% and disposable sphere revenue up 31%. Overall growth of CVI's line of specialty lenses was up 30% during the quarter.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Other components of total revenue include revenue from sales to other contact lens manufacturers, freight reimbursement, royalty income and rebate programs. Other revenue declined from $3.6 million to $1.l million primarily because of lower sales to other contact lens manufacturers and reductions to sales from a new distributor rebate program.

CSI Revenue: Women's healthcare products used primarily in obstetricians' and gynecologists' practices generate about 90% of CSI's revenue. The balance are sales of medical devices outside of women's healthcare where CSI does not actively market. CSI's first quarter revenue increased 7% to $22.7 million.
The growth of $1.5 million was primarily from recent acquisitions, with organic growth of 3%. Organic revenue growth has been adjusted to exclude $2.4 million of sales of a product before the termination of a supply contract on January 31, 2003.

Cost of Sales/Gross Profit: Gross profit as a percentage of net sales (gross margin) was:

                                                            First Quarter Margin
                                                            --------------------
                                                                 2004   2003
                                                                 ----   ----
CVI                                                               66%    67%
CSI                                                               54%    50%
Consolidated                                                      64%    63%

CVI's gross margin for the first quarter of fiscal 2004 was 66% compared with 67% for the first quarter last year. CVI manufactures about 65% of its lenses in the United Kingdom. The favorable impact of currency on revenue is offset by the unfavorable impact on manufacturing costs.

CSI's gross margin was 54%, compared with 50% for the first fiscal quarter last year. Higher gross margin reflects continuing efficiencies from the integration of acquisitions. Last year's results include temporarily lower margins of then recently acquired infertility products and sales of product before the termination of a supply contract.

Selling, General and Administrative (SGA) Expense:

                                            Three Months Ended January 31,
                                      ------------------------------------------
                                              % Net           % Net
                                       2004   Sales    2003   Sales   % Increase
                                      -----   -----   -----   -----   ----------
                                                    ($ in millions)
CVI                                   $33.7    39%    $29.2    40%        15%
CSI                                     6.4    28%      6.3    29%         2%
Headquarters                            3.1   N/A       2.4   N/A         31%
                                      -----           -----
                                      $43.2    39%    $37.9    40%        14%
                                      =====           =====

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

In the first quarter of 2004, consolidated SGA increased 14% but declined as a percentage of revenue by 1% as compared with 2003. About $2.3 million of the SGA increase reflects the relative weakness of the U.S. dollar against foreign currencies; with $18.3 million of our SGA outside the U.S. Corporate headquarters' expenses, which increased 31% to $3.1 million, include continued expenses for projects to maintain the Company's global trading arrangement and costs to comply with recently enacted corporate governance requirements. Acquisitions also contributed to the SGA increase.

Research and Development (R&D) Expense: During the first fiscal quarter, CVI research and development expenditures were $1 million, up 22% over the first quarter of 2003, supporting previously announced plans to develop both new and improved contact lens products. CVI is investing in two previously announced research programs: the development of an extended wear contact lens and an improved contact lens technology.

Operating Income: Operating income improved by $5.1 million, or 25%, in the fiscal first quarter:

                                            Three Months Ended January 31,
                                      ------------------------------------------
                                              % Net           % Net
                                       2004   Sales    2003   Sales   % Increase
                                      -----   -----   -----   -----   ----------
                                                   ($ in millions)
CVI                                   $22.6     26%   $18.4     25%        23%
CSI                                     5.4     24%     3.8     18%        40%
Headquarters                           (3.1)   N/A     (2.4)   N/A        N/A
                                      -----           -----
                                      $24.9     23%   $19.8     21%        25%
                                      =====           =====

Interest Expense: Interest expense decreased by $333,000 or 18%, reflecting a general decrease in interest rates and the Company's refinancing of a portion of its debt carried at higher interest rates.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Other Income, Net:

                                                              Three Months Ended
                                                                  January 31,
                                                              ------------------
                                                                 2004    2003
                                                                -----   ------
                                                                (In thousands)
Interest income                                                 $ 102   $   34
Foreign exchange transactions                                    (342)   1,064
Settlement of dispute                                              --     (500)
Gain on sale of marketable securities                             712       --
Other                                                               8     (120)
                                                                -----   ------
                                                                $ 480   $  478
                                                                =====   ======

In the first quarter of 2004, we sold 220,000 shares of marketable securities, realizing a gain of approximately $712,000.

Provision for Income Taxes: We estimate that Cooper's effective tax rate (ETR) for fiscal 2004 (provision for taxes divided by income before taxes) will be 23%, down from 24% in fiscal 2003, as a greater percent of our income now comes from jurisdictions with lower tax rates.

With anticipated faster growth outside the U.S. and a favorable mix of products manufactured outside the U.S., Cooper expects that its net operating loss carryforwards in the U.S. will last through 2006.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                         Capital Resources and Liquidity

First Quarter Highlights:

o    Operating cash flow $6.8 million vs. $3.1 million in 2003's first quarter.

o    Cash payments for acquisitions totaled $5.1 million.

o Expenditures for purchases of property, plant and equipment (PP&E) $6.9 million vs. $5.9 million in 2003's first quarter.

Comparative Statistics (dollars in millions, except per share amounts):

                                               January 31, 2004   October 31, 2003
                                               ----------------   ----------------
Cash and cash equivalents                           $  45.3            $  47.4
Total assets                                        $ 725.5            $ 705.6
Working capital                                     $ 169.3            $ 145.9
Total debt                                          $ 182.1            $ 185.9
Stockholders' equity                                $ 459.0            $ 422.0
Ratio of debt to equity                              0.40:1             0.44:1
Debt as a percentage of total capitalization             28%                31%
Operating cash flow - twelve months ended           $  83.3            $  79.6

Operating Cash Flow: Cash flow provided from operating activities continues as Cooper's major source of liquidity, totaling $6.8 million in the first quarter of fiscal 2004 and $83.3 million over the twelve-month period ended January 31, 2004.

Major uses of cash for operating activities in the first quarter included final payment of $3 million on a previously accrued dispute settlement and $3.1 million to fund entitlements under Cooper's bonus plans and $2.1 million in interest payments.

Working capital increased by $23.4 million in the first quarter, as inventory and trade receivables increased by $11.7 million, and current accrued liabilities and accounts payable decreased by about $13.2 million partially offset by an increase of $1.4 million of short-term debt. At the end of the first fiscal quarter, Cooper's inventory months on hand was 7.5 versus 7 in last year's first quarter, reflecting the Company's intent to build a higher level of inventory to address capacity constraints experienced in fiscal year 2003 that limited several product rollouts. Also, our days sales outstanding (DSO) decreased to 69 days from 79 days in last year's first quarter. DSO's are expected to remain in the high 60's to low 70's.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Investing Cash Flow: The cash outflow of $9.9 million from investing activities was driven by capital expenditures of $6.9 million primarily to expand manufacturing capacity and continue the rollout of new information systems and payments of $5.1 million for acquisitions. This was partially offset by the sale of marketable securities of $2.1 million.

Financing Cash Flow: Financing activities provided $822,000, $5.8 million from exercises of stock options, net of repayment of other debt of about $4 million and dividends on our common stock of $963,000 in the first quarter of 2004.

                   Estimates and Critical Accounting Policies

Estimates and judgments made by Management are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Actual results may differ from amounts reported for or at the end of any period. We believe that the following critical accounting policies address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP:

o Revenue recognition - In general, we recognize revenue upon shipment of our products - when risk of ownership transfers to our customers. We record, based on historical statistics, appropriate provisions for shipments to customers who have the right of return.

o Adequacy of allowance for doubtful accounts - In accordance with GAAP, our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly.

o Net realizable value of inventory - GAAP states that inventory be stated at the lower of cost or market value, or "net realizable value." On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability and, reduce the value of inventory if there are indications that the carrying value is greater than market.

o Valuation of goodwill - We record and evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," respectively. As required by GAAP, we performed an impairment test in our third fiscal quarter of 2003, and our analysis indicated that we have no goodwill impairment.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded

o Income taxes - As part of the process of preparing our consolidated financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as judging the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. To determine the quarterly tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. We adjust the estimated effective tax rate for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

                                     Outlook

We believe that cash and cash equivalents on hand of $45.3 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We expect capital expenditures in fiscal year 2004 of about $45 million as we double our U.K. manufacturing capacity during a favorable cost of capital environment. At January 31, 2004, we had $143.1 million available under the KeyBank line of credit.

                                 Risk Management

We are exposed to risks caused by changes in foreign exchange, principally pound sterling and euro denominated debt and receivables and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our revolver and term loan debt under the KeyBank credit agreement varies with the London Interbank Offered Rate.

                                   Trademarks

Proclear'r', AlphaCor'r' and SURx'r' are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

See "Risk Management" under Capital Resources and Liquidity in Item 2 of this report.

Item 4. Controls and Procedures

The Company has established and currently maintains disclosure controls and procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2004, the end of the fiscal quarter covered by this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number    Description
-------   -----------
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

* The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

(b) The Company filed the following reports on Form 8-K during the period November 1, 2003 to January 31, 2004.

Date of Report     Item Reported
----------------   ----------------------
November 4, 2003   Item 5. Other Events.
December 4, 2003   Item 5. Other Events.

The Company furnished on Form 8-K dated December 19, 2003 a report of Item 12 -- Results of Operations and Financial Condition.

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

                                                 The Cooper Companies, Inc.
                                             -----------------------------------
                                                        (Registrant)


Date: March 12, 2004                                /s/ Rodney E. Folden
                                             -----------------------------------
                                                       Rodney E. Folden
                                                    Corporate Controller
                                               (Principal Accounting Officer)

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                Index of Exhibits

Exhibit No.                                                                    Page No.
-----------                                                                    --------
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

                            STATEMENT OF DIFFERENCES


The registered trademark symbol shall be expressed as.....................  'r'
The section symbol shall be expressed as.................................. 'SS'