Form 10-Q
period 2004-04-30
COOPER COMPANIES INC
filed 2004-06-14
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For Quarterly Period Ended    April 30, 2004
                              ---------------------


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


    For the Transition Period from                 to
                                   ---------------     --------------


Commission File Number 1-8597


                           The Cooper Companies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       94-2657368
-------------------------------                       --------------------
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
                                  Yes X   No
                                     ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                  Yes X   No
                                     ---    ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.10 Par Value                             32,671,796 Shares
------------------------------                      ---------------------------
            Class                                   Outstanding at May 31, 2004

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements

                     Consolidated Condensed Statements of Income - Three
                           and Six Months Ended April 30, 2004 and 2003               3

                     Consolidated Condensed Balance Sheets - April 30, 2004
                           and October 31, 2003                                       4

                     Consolidated Condensed Statements of Cash Flows - Six
                           Months Ended April 30, 2004 and 2003                       5

                     Consolidated Condensed Statements of Comprehensive
                           Income - Three and Six Months Ended
                           April 30, 2004 and 2003                                    6

                     Notes to Consolidated Condensed Financial Statements             7

    Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                      16

    Item 3.    Quantitative and Qualitative Disclosure About Market Risk             25

    Item 4.    Controls and Procedures                                               25

PART II.   OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders                   26

    Item 6.    Exhibits and Reports on Form 8-K                                      27

Signature                                                                            28

Index of Exhibits                                                                    29

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                               Three Months Ended             Six Months Ended
                                                                   April 30,                      April 30,
                                                           -------------------------       -------------------------
                                                              2004           2003             2004           2003
                                                           ----------     ----------       ----------     ----------
Net sales                                                   $120,552       $  96,368        $230,286       $190,382
Cost of sales                                                 42,167          33,948          81,945         68,595
                                                            --------       ---------        --------       --------
Gross profit                                                  78,385          62,420         148,341        121,787
Selling, general and administrative expense                   48,877          39,590          92,114         77,467
Research and development expense                               1,222           1,279           2,747          2,594
Amortization of intangibles                                      463             399             808            755
                                                            --------       ---------        --------       --------
Operating income                                              27,823          21,152          52,672         40,971
Interest expense                                               1,488           1,688           2,979          3,512
Other income, net                                              1,182             818           1,662          1,296
                                                            --------       ---------        --------       --------
Income before income taxes                                    27,517          20,282          51,355         38,755
Provision for income taxes                                     5,818           5,071          11,301          9,689
                                                            --------       ---------        --------       --------
Net income                                                  $ 21,699       $  15,211        $ 40,054       $ 29,066
                                                            ========       =========        ========       ========

Earnings per share:
         Basic                                              $   0.67       $    0.49        $   1.24       $   0.94
                                                            ========       =========        ========       ========
         Diluted                                            $   0.64       $    0.48        $   1.19       $   0.92
                                                            ========       =========        ========       ========

Number of shares used to compute earnings per share:
         Basic                                                32,554          31,003          32,359         30,953
                                                            ========       =========        ========       ========
         Diluted                                              33,931          31,789          33,742         31,696
                                                            ========       =========        ========       ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                             April 30,           October 31,
                                                               2004                 2003
                                                               ----                 ----
                           ASSETS
Current assets:
   Cash and cash equivalents                                 $ 20,731             $ 47,433
   Trade receivables, net                                      84,682               84,607
   Marketable securities                                        2,372                5,746
   Inventories                                                103,266               89,718
   Deferred tax asset                                          20,381               14,616
   Other current assets                                        22,819               22,104
                                                             --------             --------
      Total current assets                                    254,251              264,224
                                                             --------             --------
Property, plant and equipment, net                            138,776              116,277
Goodwill, net                                                 308,448              282,634
Other intangible assets, net                                   26,417               15,888
Deferred tax asset                                             12,667               22,367
Other assets                                                    4,194                4,174
                                                             --------             --------
                                                             $744,753             $705,564
                                                             ========             ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                          $  23,877            $  20,658
   Accounts payable                                            13,658               16,227
   Employee compensation and benefits                          16,961               15,846
   Accrued acquisition costs                                   12,943               15,299
   Accrued income taxes                                        23,198               18,771
   Other current liabilities                                   22,831               31,513
                                                             --------             --------
      Total current liabilities                               113,468              118,314
Long-term debt                                                154,872              165,203
                                                             --------             --------
      Total liabilities                                       268,340              283,517
                                                            ---------            ---------
Stockholders' equity:
   Common stock, $.10 par value                                 3,325                3,268
   Additional paid-in capital                                 320,671              309,666
   Accumulated other comprehensive income and other            18,163               14,119
   Retained earnings                                          143,230              104,139
   Treasury stock at cost                                      (8,976)              (9,145)
                                                             --------             --------
         Total stockholders' equity                           476,413              422,047
                                                             --------             --------
                                                             $744,753             $705,564
                                                             ========             ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                          Six Months Ended
                                                                               April 30,
                                                                   -----------------------------
                                                                      2004              2003
                                                                   ----------        -----------
Cash flows from operating activities:
   Net income                                                      $  40,054          $  29,066
   Depreciation and amortization                                       7,527              5,948
   Increase in operating capital                                     (15,654)           (12,557)
   Other non-cash items                                                4,932             7,686
                                                                    --------           --------
Net cash provided by operating activities                             36,859            30,143
                                                                    --------           --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                        (19,247)           (13,406)
   Acquisitions of businesses                                        (50,844)           (38,525)
   Sale of marketable securities and other                             3,810                (20)
                                                                    --------           --------
Net cash used by investing activities                                (66,281)           (51,951)
                                                                    --------           --------
Cash flows from financing activities:
   Net proceeds (repayments) of short-term debt                        3,200             (2,579)
   Repayments of long-term debt                                      (26,690)           (44,527)
   Proceeds from long-term debt                                       16,031             67,700
   Dividends on common stock                                            (963)              (927)
   Exercises of stock options and other                               10,975              3,255
                                                                    --------           --------
Net cash provided by financing activities                              2,553             22,922
                                                                    --------           --------
Effect of exchange rate changes on cash and cash equivalents             167                526
Net increase (decrease) in cash and cash equivalents                 (26,702)             1,640
Cash and cash equivalents - beginning of period                       47,433             10,255
                                                                    --------           --------
Cash and cash equivalents - end of period                           $ 20,731           $ 11,895
                                                                    ========           ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                                 Three Months Ended                   Six Months Ended
                                                                      April 30,                           April 30,
                                                              -----------------------             ------------------------
                                                                2004           2003                 2004             2003
                                                              -------         -------             -------          -------
Net income                                                    $21,699         $15,211             $40,054          $29,066
Other comprehensive income, net of tax:
   Foreign currency translation adjustment                     (8,119)          1,379               5,063            9,052
   Change in value of derivative instruments                       25              31                  30               59
   Unrealized gain (loss) on marketable securities:
      Gain (loss) arising during period                          (938)            940                (190)           1,118
      Reclassification adjustment                                (439)              -                (866)               -
                                                              -------         -------             -------          -------
                                                               (1,377)            940              (1,056)           1,118
                                                              -------         -------             -------          -------
Other comprehensive income (loss), net of tax                  (9,471)          2,350               4,037           10,229
                                                              -------         -------             -------          -------
Comprehensive income                                          $12,228         $17,561             $44,091          $39,295
                                                              =======         =======             =======          =======

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 1.  General

The Cooper Companies, Inc. (Cooper) develops, manufactures and markets healthcare products through its two business units:

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position at April 30, 2004 and October 31, 2003, the consolidated results of its operations for the three and six months ended April 30, 2004 and 2003 and its cash flows for the six months ended April 30, 2004 and 2003. All of these adjustments are normal and recurring.

See "Estimates and Critical Accounting Policies" in Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," Cooper applies Accounting Principles Board Opinion No. 25 and related interpretations to account for its plans for stock options issued to employees and directors. Accordingly, no compensation cost has been recognized for its employee and director stock option plans. Had compensation cost for our stock-based compensation plans been determined under the fair value method included in SFAS 123, as amended by SFAS 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

                                                                Three Months Ended                Six Months Ended
                                                                    April 30,                        April 30,
                                                             -----------------------            --------------------
                                                              2004             2003              2004          2003
                                                             ------           ------            ------        ------
                                                                   (In thousands, except per share amounts)
Net income, as reported                                    $ 21,699         $ 15,211          $ 40,054      $ 29,066

Deduct:  Total stock-based employee and
   director compensation expense determined
   under fair value based method, net of
   related tax effects                                        1,347            3,089             2,323         5,205
                                                           --------         --------          --------      --------

Pro forma net income                                       $ 20,352         $ 12,122          $ 37,731      $ 23,861
                                                           ========         ========          ========      ========

Basic earnings per share:
   As reported                                             $   0.67         $  0.49           $   1.24      $   0.94
   Pro forma                                               $   0.63         $  0.39           $   1.17      $   0.77

Diluted earnings per share:
   As reported                                             $   0.64         $  0.48           $   1.19      $   0.92
   Pro forma                                               $   0.60         $  0.39           $   1.12      $   0.76


Note 2.  Inventories, at the Lower of Average Cost or Market

                                         April 30,               October 31,
                                           2004                     2003
                                         ---------               -----------
                                                   (In thousands)
Raw materials                           $ 18,196                  $15,392
Work-in-process                           11,953                   13,792
Finished goods                            73,117                   60,534
                                        --------                  -------
                                        $103,266                  $89,718
                                        ========                  =======

Note 3.  Acquisitions

SURx Acquisition: On November 26, 2003, Cooper purchased from privately-held SURx, Inc., the assets and associated worldwide license rights for the Laparoscopic (LP) and Transvaginal (TV) product lines of its Radio Frequency Bladder Neck Suspension technology, which uses radio frequency based thermal energy rather than implants to restore continence.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


We paid $2.95 million in cash for SURx whose technology received U.S. Food and Drug Administration marketing clearance in 2002. Results of operations related to the purchased assets have been included in our financial statements from the date of acquisition. Initially, we have ascribed $2.5 million to goodwill, a negative $20,000 to a working capital deficit (including acquisition costs of $530,000), $350,000 to other intangibles and $77,000 to property, plant and equipment. The allocation for the purchase price is subject to refinement as we are in the process of obtaining a third party valuation of the fair value.

Milex Acquisition: On February 2, 2004, Cooper acquired Milex Products, Inc. (Milex), a manufacturer and marketer of obstetric and gynecologic products and customized print services for $26 million in cash.

Initially, we have ascribed $19.3 million to goodwill, $6.9 million to property, plant and equipment, a negative $1.2 million to working capital deficit (including acquisition costs of $2.9 million), and $1 million to deferred tax assets. The allocation for the purchase price is subject to refinement as we are in the process of obtaining a third party valuation of the fair value.

Milex is a leading supplier of pessaries - products used to medically manage female urinary incontinence and pelvic support conditions - cancer screening products including endometrial and endocervical sampling devices, and patient education materials tailored to individual physician preferences.

Argus Acquisition: On February 23, 2004, Cooper acquired from privately owned Argus Biomedical Pty Ltd the assets related to AlphaCor, an artificial cornea, and AlphaSphere, a soft orbital implant.

Cooper paid $2.1 million in cash for Argus with future royalties payable on AlphaCor sales. Initially, we have ascribed $2.1 million to goodwill, a negative $100,000 to a working capital deficit (including acquisition costs of $500,000) and $100,000 to property, plant and equipment.

The Argus products will be developed and marketed to corneal surgeons by a newly formed ophthalmic surgery business unit, CooperVision Surgical.

Opti-Centre Acquisition: On March 31, 2004, Cooper acquired all the outstanding shares and certain patents of Les Laboratoires Opti-Centre Inc. (Opti-Centre), a Quebec-based contact lens manufacturer which holds the patents covering CooperVision's multifocal lens design technology used in its Frequency and Proclear multifocal products.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


We paid $11.6 million in cash for Opti-Centre. Initially, we have ascribed $1 million to goodwill, $10.3 million to other intangibles, $400,000 to property, plant and equipment and a negative $100,000 to a working capital deficit (including acquisition costs of $100,000). The allocation for the purchase price is subject to refinement as we are in the process of obtaining a third party valuation of the fair value.

Note 4.  Accrued Acquisition Costs

When we record acquisitions, we accrue for the estimated costs of severance, legal, consulting, due diligence, plant/office closure of the acquired business and deferred acquisition payments.

                                    Balance                                    Balance
Description                     Oct. 31, 2003     Additions     Payments    April 30, 2004
-----------                     -------------     ---------     --------    --------------
                                                       (In thousands)
Severance                         $  5,608          1,600         2,033       $  5,175
Legal and consulting                   291          1,100           795            596
Plant shutdown                       6,691            355         1,269          5,777
Hold back due                        1,081            500         1,581              -
Preacquisition liabilities             990              -           172            818
Other                                  638            487           548            577
                                  --------          -----         -----       --------
                                  $ 15,299          4,042         6,398       $ 12,943
                                  ========          =====         =====       ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 5.  Intangible Assets

Goodwill

                                                   CVI        CSI        Total
                                                   ---        ---        -----
                                                          (In thousands)
Balance as of October 31, 2003                  $182,843    $ 99,791    $282,634
Additions during the six months ended
   April 30, 2004                                  2,914      21,479      24,393
Other adjustments*                                 1,421           -       1,421
                                                --------    --------    --------
                                                $187,178    $121,270    $308,448
                                                ========    ========    ========

* Primarily translation differences in goodwill denominated in foreign currency.

Other Intangible Assets

                                            As of April 30, 2004                 As of October 31, 2003
                                      ---------------------------------     -------------------------------
                                                           Accumulated                         Accumulated
                                      Gross Carrying       Amortization     Gross Carrying     Amortization
                                          Amount         & Translation          Amount        & Translation
                                      --------------     --------------     --------------    -------------
                                                (In thousands)
Trademarks                              $    805             $   184           $    578          $   171
Patents                                   24,275               5,728             13,200            5,072
License and distribution rights            8,849               2,361              8,454            2,083
Other                                        908                 147              1,145              163
                                        --------             -------           --------          -------
                                        $ 34,837             $ 8,420           $ 23,377          $ 7,489
                                        --------             =======           --------          =======

Less accumulated amortization
   and translation                         8,420                                  7,489
                                        --------                               --------
Other intangible assets, net            $ 26,417                               $ 15,888
                                        ========                               ========

We estimate that amortization expense will be about $1.8 million per year in the five-year period ending October 31, 2008.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 6.  Debt

                                                        April 30,      October 31,
                                                          2004             2003
                                                        ---------      -----------
                                                             (In thousands)
Short-term:
Notes payable to banks                                   $  3,200       $      -
Current portion of long-term debt                          20,677         20,658
                                                         --------       --------
                                                         $ 23,877       $ 20,658
                                                         ========       ========
Long-term:
Convertible senior debentures                            $112,245       $112,181
KeyBank facility                                           59,250         68,625
Capitalized leases                                          2,276          2,983
County of Monroe Industrial Development
   Agency bond                                              1,505          1,645
Other                                                         273            427
                                                         --------       --------
                                                          175,549        185,861
Less current portion                                       20,677         20,658
                                                         --------       --------
                                                         $154,872       $165,203
                                                         ========       ========

KeyBank Line of Credit: A syndicated bank credit facility consisting of a term loan ($56.3 million outstanding at April 30, 2004) and a $150 million revolving credit facility. The credit facility matures April 30, 2007.

At April 30, 2004, we had $143.2 million available under the KeyBank line of credit:

(In millions)
Amount of facility                          $206.3
Outstanding loans                            (63.1)*
                                            ------
Available                                   $143.2
                                            ======

* Includes $3.8 million in letters of credit backing overdraft accounts.

Convertible Senior Debentures: $115 million of 2.625% convertible senior debentures, net of discount, are due on July 1, 2023.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 7.  Earnings Per Share (EPS)

                                           Three Months Ended   Six Months Ended
                                                April 30,          April 30,
                                           ------------------   ----------------
                                             2004     2003       2004     2003
                                            ------   ------     ------   ------
                                               (In thousands, except for EPS)
Net income                                 $21,699   $15,211   $40,054   $29,066
                                           =======   =======   =======   =======

Basic:
Weighted average common shares              32,554    31,003    32,359    30,953
                                           =======   =======   =======   =======

Basic EPS                                  $  0.67   $  0.49   $  1.24   $  0.94
                                           =======   =======   =======   =======

Diluted:
Basic weighted average common shares        32,554    31,003    32,359    30,953

Add dilutive securities:
Stock options                                1,377       786     1,383       743
                                           -------   -------   -------   -------
Denominator for diluted EPS                 33,931    31,789    33,742    31,696
                                           =======   =======   =======   =======

Diluted EPS                                $  0.64   $  0.48   $  1.19   $  0.92
                                           =======   =======   =======   =======

For the three- and six-month periods ended April 30, 2004 and 2003, we excluded zero and 374,000 options (exercise price of $29.50 to $31.11), respectively, to purchase Cooper's common stock from the computation of diluted EPS because their exercise prices were above the average market price.

Note 8.  Income Taxes

Cooper now expects its effective tax rate (ETR) (provision for income taxes divided by pretax income) for fiscal 2004 will be 22%, down from 23% for the three-month period ended January 31, 2004, resulting in a 21% tax rate for the three months ended April 30, 2004. Accounting principles generally accepted in the United States of America (GAAP) require that the projected fiscal year ETR be included in the year-to-date results. The ETR used to record the provision for income taxes for the quarter and six-month period ended April 30, 2003 was 25% and subsequently decreased to 24% for the fiscal year ended 2003. The decrease in the 2004 ETR reflected the shift of business to jurisdictions with lower tax rates.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Note 9.  Cash Dividends

We paid a semiannual dividend of 3 cents per share on January 5, 2004 to stockholders of record on December 17, 2003.

On May 13, 2004, we declared a semiannual dividend of 3 cents per share, payable on July 6, 2004 to stockholders of record on June 14, 2004.

Note 10.  Business Segment Information

Cooper is organized by product line for management reporting with operating income, as presented in our financial reports, the primary measure of segment profitability. We do not allocate costs from corporate functions to the segments' operating income. Items listed below operating income are not considered when measuring segment profitability. We use the same accounting policies to generate segment results as we do for our overall accounting policies.

Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are property, plant and equipment, goodwill and other intangibles.

Segment information:

                                    Three Months Ended       Six Months Ended
                                         April 30,              April 30,
                                    ------------------       ----------------
                                      2004     2003           2004      2003
                                     ------   ------         ------    ------
                                                  (In thousands)
Net sales to external customers:
   CVI                             $ 95,045    $ 78,045    $182,063    $150,865
   CSI                               25,507      18,323      48,223      39,517
                                   --------    --------    --------    --------
                                   $120,552    $ 96,368    $230,286    $190,382
                                   ========    ========    ========    ========
Operating income:
   CVI                             $ 25,784    $ 20,141    $ 48,391    $ 38,520
   CSI                                4,646       4,011      10,011       7,843
   Corporate                         (2,607)     (3,000)     (5,730)     (5,392)
                                   --------    --------    --------    --------
Total operating income               27,823      21,152      52,672      40,971
   Interest expense                  (1,488)     (1,688)     (2,979)     (3,512)
   Other income, net                  1,182         818       1,662       1,296
                                   --------    --------    --------    --------
Income before income taxes         $ 27,517    $ 20,282    $ 51,355    $ 38,755
                                   ========    ========    ========    ========

                                                           April 30,   October 31,
                                                             2004        2003
                                                            ------      ------
Identifiable assets:
   CVI                                                     $499,569    $462,581
   CSI                                                      187,171     154,199
   Corporate                                                 58,013      88,784
                                                           --------    --------
Total                                                      $744,753    $705,564
                                                           ========    ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)


Geographic information:

                                            Three Months Ended       Six Months Ended
                                                 April 30,               April 30,
                                            ------------------      ------------------
                                              2004     2003          2004        2003
                                             ------   ------        ------      ------
                                                        (In thousands)
Net sales to external customers by
country of domicile:
   United States                           $ 70,008   $ 58,509     $133,549    $115,722
   Europe                                    36,285     28,226       69,694      56,450
   Rest of world                             14,259      9,633       27,043      18,210
                                           --------   --------     --------    --------
Total                                      $120,552   $ 96,368     $230,286    $190,382
                                           ========   ========     ========    ========

                                                                   April 30,  October 31,
                                                                     2004        2003
                                                                   --------   ---------
Long-lived assets by country of domicile:
   United States                                                   $242,356    $205,410
   Europe                                                           216,080     202,613
   Rest of world                                                     15,205       6,776
                                                                   --------    --------
Total                                                              $473,641    $414,799
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


                              Results of Operations

In this section we discuss the results of our operations for the second quarter and six months of fiscal 2004 and compare them with the same periods of fiscal 2003. We discuss our cash flows and current financial condition beginning on page 22 under "Capital Resources and Liquidity."

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Second Quarter Highlights:
o    Sales up 25% to $120.6 million.
o    Gross profit up 26%; margin constant at 65%.
o    Operating income up 32% to $27.8 million.
o    Diluted earnings per share up 33% to 64 cents from 48 cents.

Six-Month Highlights:
o    Sales up 21% to $230.3 million.
o    Gross profit up 22% on margin of 64%.
o    Operating income up 29% to $52.7 million.
o    Diluted earnings per share up 29% to $1.19 from 92 cents.

Selected Statistical Information - Percentage of Sales and Growth

                                                 Percent of Sales                       Percent of Sales
                                                Three Months Ended                      Six Months Ended
                                                   April 30,                               April 30,
                                               -------------------        %            ------------------        %
                                                2004         2003       Growth          2004         2003      Growth
                                               ------       ------      ------         -----        -----      ------
Net sales                                       100%         100%          25%          100%         100%        21%
Cost of sales                                    35%          35%          24%           36%          36%        19%
Gross profit                                     65%          65%          26%           64%          64%        22%
Selling, general and administrative              41%          41%          23%           40%          41%        19%
Research and development                          1%           1%          (4%)           1%           1%         6%
Amortization                                      -            1%          16%            -            -          7%
Operating income                                 23%          22%          32%           23%          22%        29%

Net Sales: Cooper's two business units, CooperVision (CVI) and CooperSurgical
(CSI) generate all its revenue:

o CVI markets, develops and manufacturers a broad range of soft contact lenses for the vision care market worldwide.

o CSI markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $24.2 million (25%) in the three-month period and $39.9 million (21%) in the six-month period:

                          Three Months Ended                            Six Months Ended
                               April 30,                                   April 30,
               --------------------------------------       ---------------------------------------
                 2004           2003          % Incr.         2004            2003          % Incr.
               --------       --------        -------       --------        --------        -------
                                                 ($ in millions)
CVI            $ 95.1        $ 78.1            22%           $182.1          $150.9            21%
CSI              25.5          18.3            39%             48.2            39.5            22%
               ------        ------                          ------          ------
               $120.6        $ 96.4            25%           $230.3          $190.4            21%
               ======        ======                          ======          ======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


CVI Revenue:

                               Three Months Ended                                   Six Months Ended
                                     April 30,                                          April 30,
                    -------------------------------------               -------------------------------------
                      2004            2003         Growth                 2004           2003          Growth
                    --------        --------       ------               --------       --------        ------
                                                           ($ in millions)
Segment
U.S.                $ 45.1           $ 40.4          11%                  $ 86.5         $ 75.8          14%
International         50.0             37.7          33%                    95.6           75.1          27%
                    ------           ------                               ------         ------
                    $ 95.1           $ 78.1          22%                  $182.1         $150.9          21%
                    ======           ======                               ======         ======

CVI's worldwide revenue grew 22% and 21% in the three- and six-month periods, 14% and 13% in constant currency. Total international revenue grew 33% and 27%, 17% and 11% in constant currency, with European revenue up 35% and 29%, respectively. Asia-Pacific revenue grew 29% and 22% and revenue in all other markets outside the United States grew 29% and 23%. Revenue in the United States grew 11% and 14% in the three- and six-month periods.

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

These shifts favor CVI's line of specialty products, which now comprise 62% of CVI's revenue.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


The primary reasons for CVI's growth include continued global market share gains during the quarter with total toric product revenue up 24%, disposable toric revenue up 54% and disposable sphere revenue up 24%. CVI's line of specialty lenses grew 26% during the quarter.

CSI Revenue: Women's healthcare products used primarily in obstetricians' and gynecologists' practices generate about 90% of CSI's revenue. The balance are sales of medical devices outside of women's healthcare where CSI does not actively market. CSI's overall revenue increased 39% and 22% in the three- and six-month periods, respectively. The incremental revenue growth of $7.2 million and $8.7 million was primarily from recent acquisitions. Organic growth of existing products was about 4%.

Cost of Sales/Gross Profit: Gross profit as a percentage of sales (margin) was as follows:

                                   Margin                      Margin
                              Three Months Ended          Six Months Ended
                                  April 30,                   April 30,
                              ------------------          ----------------
                              2004          2003          2004         2003
                              ----          ----          ----         ----
CVI                            68%           67%           67%          67%
CSI                            55%           53%           55%          52%
Consolidated                   65%           65%           64%          64%

CVI's margin for the second quarter of fiscal 2004 was 68%, compared with 67% for the second quarter last year. CVI manufactures about 64% of its lenses in the United Kingdom. The favorable impact of currency on revenue is offset by the unfavorable impact on manufacturing costs.

CSI's margin was 55%, compared with 53% for the second quarter last year. Higher gross margin reflects continuing efficiencies from the integration of acquisitions. Last year's results include temporarily lower margins of then recently acquired infertility products.

Selling, General and Administrative (SGA) Expense:

                              Three Months Ended                                  Six Months Ended
                                    April 30,                                          April 30,
                  ------------------------------------------           ------------------------------------------
                           % Net            % Net                               % Net            % Net
                   2004     Sales    2003    Sales   % Incr.            2004     Sales   2003     Sales   % Incr.
                  ------   -------  ------  -------  -------           ------   ------  ------   ------   -------
                                                            ($ in millions)
CVI               $37.6      40%    $31.4     40%      20%              $71.4     39%    60.7     40%      18%
CSI                 8.7      34%      5.2     28%      67%               15.0     31%    11.4     29%      31%
Corporate           2.6       -       3.0      -      (13%)               5.7      -      5.4      -        6%
                 -----             -----                               -----            -----
                  $48.9      41%    $39.6     41%      23%              $92.1     40%   $77.5     41%      19%
                  =====             =====                               =====           =====

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


In the second quarter of 2004, consolidated SGA increased 23%, and as a percentage of revenue, was the same as the prior year at 41% for the three-month period but decreased to 40% from 41% for the six-month period. About $2 million and $4.3 million of the SGA increase in the three- and six-month periods reflected the relative weakness of the U.S. dollar against foreign currencies on the $20.3 million and $38.6 million in the three- and six-month periods of SGA outside the U.S. Corporate headquarters' expenses decreased 17% sequentially and 13% from last year's second quarter as expenses to maintain Cooper's global trading arrangement declined.

Research and Development Expense: During the first half of fiscal 2004, CVI research and development expenditures were $1.7 million, supporting previously announced plans to develop both a new extended wear contact lens and an improved contact lens technology. CSI's research and development expenditures of $1 million were for product development activities.

Operating Income (Expense): Operating income improved by $6.6 million, or 32%, and $11.7 million, or 29%, for the three- and six-month periods, respectively:

                              Three Months Ended                                  Six Months Ended
                                    April 30,                                          April 30,
                  ------------------------------------------           ------------------------------------------
                           % Net            % Net                               % Net            % Net
                   2004     Sales    2003    Sales   % Incr.            2004     Sales   2003     Sales   % Incr.
                  ------   -------  ------  -------  -------           ------   ------  ------   ------   -------
                                                            ($ in millions)
CVI               $25.8     27%      $20.2     26%     28%              $48.4     27%    $38.5     26%      26%
CSI                 4.6     18%        4.0     22%     16%               10.0     21%      7.9     20%      28%
Corporate          (2.6)     -        (3.0)     -      13%               (5.7)      -     (5.4)     -       (6%)
                  -----              -----                              -----            -----
                  $27.8     23%      $21.2     22%     32%              $52.7     23%    $41.0     22%      29%
                  =====              =====                              =====            =====

Interest Expense: Interest expense decreased by $200,000, or 12%, in the three-month period and $533,000, or 15%, in the six-month period, reflecting a general decrease in interest rates and the Company's refinancing of a portion of its higher interest debt.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


ther Income, Net:

                                        Three Months Ended                            Six Months Ended
                                              April 30,                                   April 30,
                                      -------------------------                  --------------------------
                                        2004             2003                      2004              2003
                                      --------         --------                  --------          --------
                                                                  (In thousands)
Interest income                        $   89           $   55                   $  191             $   89
Foreign exchange transactions             329              557                      (13)             1,621
Settlement of disputes                   (365)               -                     (365)              (500)
Gain on sale of marketable
   securities                             731                -                    1,443                  -
Other                                     398              206                      406                 86
                                       ------           ------                   ------             ------
                                       $1,182           $  818                   $1,662             $1,296
                                       ======           ======                   ======             ======

In the first half of 2004, we sold 339,725 shares of marketable securities, realizing a gain of approximately $1.4 million.

Provision for Income Taxes: We now estimate that Cooper's effective tax rate
(ETR) for fiscal 2004 (provision for taxes divided by income before taxes) will be 22%, down from 24% in fiscal 2003, as we now generate a greater percent of our income from jurisdictions with lower tax rates. This resulted in an ETR of 21% for the three-month period ended April 30, 2004.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


                         Capital Resources and Liquidity

Second Quarter Highlights:

o Operating cash flow $30.1 million vs. $27 million in last year's second quarter.

o    Cash payments for acquisitions totaled $45.7 million.

o Expenditures for purchases of property, plant and equipment (PP&E) $12.4 million vs. $7.5 million in 2003's second quarter.

Six-Month Highlights:

o Operating cash flow $36.9 million vs. $30.1 million in the first half of 2003.

o    Cash payments for acquisitions totaled $50.8 million.

o Expenditures for purchases of PP&E $19.2 million vs. $13.4 million in the first half of 2003.

Comparative Statistics ($ in millions):

                                                    April 30, 2004     October 31, 2003
                                                    --------------     ----------------
Cash and cash equivalents                                $20.7              $47.4
Total assets                                             $744.8             $705.6
Working capital                                          $140.8             $145.9
Total debt                                               $178.7             $185.9
Stockholders' equity                                     $476.4             $422.0
Ratio of debt to equity                                  0.38:1             0.44:1
Debt as a percentage of total capitalization             27%                31%
Operating cash flow - twelve months ended                $86.3              $79.6

Operating Cash Flow: Cash flow provided from operating activities continues as Cooper's major source of liquidity, totaling $36.9 million in the first half of fiscal 2004 and $86.3 million over the twelve-month period ended April 30, 2004.

Major uses of cash for operating activities in the first six months included the final payment of $3 million on a previously accrued dispute settlement, $3.1 million to fund entitlements under Cooper's bonus plans and $2.9 million in interest payments.

Working capital decreased by $5.1 million in the first half of fiscal 2004, as cash decreased $26.7 million, primarily to fund acquisitions, and short-term debt increased $3.2 million, partially offset by an increase of $13.5 million in inventory, and a $11.4 million decrease in current accrued liabilities and accounts payable. At the end of the first six months, Cooper's inventory months on hand was 7.3 versus 7.2 in last year's second quarter. Also, our days sales outstanding (DSO) decreased to 61 days from 71 days in last year's second quarter. Future DSO's are expected to generally be in the upper 60's to low 70's.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued


Investing Cash Flow: The cash outflow of $66.3 million from investing activities was driven by capital expenditures of $19.2 million, used primarily to expand manufacturing capacity and the continued rollout of new information systems, and payments of $50.8 million for acquisitions. This was partially offset by the sale of marketable securities of $3.8 million.

Financing Cash Flow: Financing activities provided $2.6 million, $11 million from the exercise of stock options, offset by net repayment of debt of about $7.5 million and dividends on our common stock of $963,000 paid in the first fiscal quarter of 2004.

                   Estimates and Critical Accounting Policies

Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Actual results may differ from amounts reported for or at the end of any period. We believe that the following critical accounting policies address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP:

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded


o Business combinations - We allocate the purchase price of acquisitions based on our estimates and judgments of the fair value of net assets purchased, acquisition costs and intangibles other than goodwill. On larger acquisitions, we utilize independent valuation experts to provide a basis in order to refine the purchase price allocation, if appropriate. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition.

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

                                     Outlook

We believe that cash and cash equivalents on hand of $20.7 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We expect capital expenditures in fiscal year 2004 of about $45 million as we double our U.K. manufacturing capacity during a favorable cost of capital environment. At April 30, 2004, we had $143.2 million available under the KeyBank line of credit.

                                 Risk Management

We are exposed to risks caused by changes in foreign exchange, principally our pound sterling and euro denominated debt and receivables and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our revolver and term loan debt under the KeyBank credit agreement varies with the London Interbank Offered Rate.

                                   Trademarks

Frequency'r', Proclear'r', AlphaCor'r' and AlphaSphere'r' are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2004, the end of the fiscal quarter covered by this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Stockholders was held on March 23, 2004.

Each of the eight individuals nominated to serve as directors of the Company was elected:

    Director                              Shares For       Shares Against
    --------                              ----------       --------------
    A. Thomas Bender                      27,974,818          1,859,891
    Michael H. Kalkstein                  25,767,248          4,067,461
    Moses Marx                            29,269,126            565,583
    Donald Press                          26,873,264          2,961,445
    Steven Rosenberg                      25,767,245          4,067,464
    Allan E. Rubenstein, M.D.             26,724,994          3,109,715
    Robert S. Weiss                       27,303,086          2,531,623
    Stanley Zinberg, M.D.                 27,208,961          2,625,748

Stockholders ratified the appointment of KPMG LLP as Cooper's independent certified public accountant for the fiscal year ending October 31, 2004. A total of 26,861,787 shares were voted in favor of the ratification, 2,955,821 shares were voted against it and 17,101 shares abstained.

Stockholders adopted Cooper's Amended and Restated 2001 Long Term Incentive Plan. A total of 17,452,362 shares were voted in favor of the adoption, 7,603,466 shares were voted against it and 93,651 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

   Exhibit
   Number         Description
   -------        -----------
   10.1           Amended and Restated 2001 Long Term Incentive Plan
   11*            Calculation of Earnings Per Share
   31.1           Certification  of the Chief  Executive  Officer,  pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
   31.2           Certification  of the Chief  Financial  Officer  pursuant to Rule 13a-14(a)  under the Securities Exchange Act of 1934
   32.1           Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
   32.2           Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

* The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

   (b) Cooper filed the following reports on Form 8-K during the period from February 1, 2004 to April 30, 2004.

   Date of Report                Item Reported
   --------------                -------------
   February 3, 2004              Item 5.  Other Events
   February 24, 2004             Item 5.  Other Events
   March 24, 2004                Item 5.  Other Events

   The Company furnished on Form 8-K dated March 2, 2004 a report of Item 12 -- Results of Operations and Financial Condition.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               The Cooper Companies, Inc.
                                           ----------------------------------
                                                       (Registrant)



Date: June 14, 2004                              /s/ Rodney E. Folden
                                           ----------------------------------
                                                   Rodney E. Folden
                                                 Corporate Controller
                                             (Principal Accounting Officer)

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES


                                Index of Exhibits

Exhibit No.                                                                              Page No.
----------                                                                               --------
   10.1            Amended and Restated 2001 Long Term Incentive Plan
   11*             Calculation of Earnings Per Share
   31.1            Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the
                   Securities Exchange Act of 1934
   31.2            Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the
                   Securities Exchange Act of 1934
   32.1            Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
   32.2            Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350


* The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

                            STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as ...................'r'
The section symbol shall be expressed as ................................'SS'