Form 10-Q
period 2004-07-31
COOPER COMPANIES INC
filed 2004-09-14
CIK 711404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarterly Period Ended July 31, 2004
                                -------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from _________ to __________

Commission File Number 1-8597
                       ------

                           The Cooper Companies, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              94-2657368
            --------                                              ----------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           6140 Stoneridge Mall Road, Suite 590, Pleasanton, CA      94588
          ------------------------------------------------------------------
          (Address of principal executive offices)                (Zip Code)

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

                                 Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value                             32,724,796 Shares
----------------------------                             -----------------
            Class                                 Outstanding at August 31, 2004

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         Page No.
                                                                         --------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

              Consolidated Condensed Statements of Income - Three
                 and Nine Months Ended July 31, 2004 and 2003                3

              Consolidated Condensed Balance Sheets - July 31, 2004
                 and October 31, 2003                                        4

              Consolidated Condensed Statements of Cash Flows - Nine
                 Months Ended July 31, 2004 and 2003                         5

              Consolidated Condensed Statements of Comprehensive
                 Income - Three and Nine Months Ended
                 July 31, 2004 and 2003                                      6

              Notes to Consolidated Condensed Financial Statements           7

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     18

   Item 3. Quantitative and Qualitative Disclosure About Market Risk        30

   Item 4. Controls and Procedures                                          30

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                 31

Signature                                                                   32

Index of Exhibits                                                           33

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                        Three Months Ended    Nine Months Ended
                                                             July 31,              July 31,
                                                       -------------------   -------------------
                                                          2004      2003       2004       2003
                                                       --------   --------   --------   --------
Net sales                                              $129,079   $108,442   $359,365   $298,824
Cost of sales                                            45,945     39,810    127,890    108,405
                                                       --------   --------   --------   --------
Gross profit                                             83,134     68,632    231,475    190,419
Selling, general and administrative expense              49,012     41,518    141,126    118,985
Research and development expense                          1,825      1,400      4,572      3,994
Amortization of intangibles                                 629        388      1,437      1,143
                                                       --------   --------   --------   --------
Operating income                                         31,668     25,326     84,340     66,297
Interest expense                                          1,454      1,655      4,433      5,167
Other (expense) income, net                                (459)       375      1,203      1,671
                                                       --------   --------   --------   --------
Income before income taxes                               29,755     24,046     81,110     62,801
Provision for income taxes                                5,707      5,383     17,008     15,072
                                                       --------   --------   --------   --------
Net income                                             $ 24,048   $ 18,663   $ 64,102   $ 47,729
                                                       ========   ========   ========   ========

Earnings per share:
      Basic                                            $   0.74   $   0.60   $   1.97   $   1.54
                                                       ========   ========   ========   ========
      Diluted                                          $   0.70   $   0.58   $   1.89   $   1.49
                                                       ========   ========   ========   ========

Number of shares used to compute earnings per share:
      Basic                                              32,682     31,253     32,468     31,054
                                                       ========   ========   ========   ========
      Diluted                                            34,128     32,398     33,885     31,950
                                                       ========   ========   ========   ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                      July 31,   October 31,
                                                        2004         2003
                                                      --------   -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                          $ 26,075     $ 47,433
   Trade receivables, net                               92,301       84,607
   Marketable securities                                 1,187        5,746
   Inventories                                         105,078       89,718
   Deferred tax asset                                   17,601       14,616
   Other current assets                                 25,211       22,104
                                                      --------     --------
      Total current assets                             267,453      264,224
                                                      --------     --------
Property, plant and equipment, net                     143,500      116,277
Goodwill, net                                          313,415      282,634
Other intangible assets, net                            25,527       15,888
Deferred tax asset                                      18,559       22,367
Other assets                                             3,739        4,174
                                                      --------     --------
                                                      $772,193     $705,564
                                                      ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                  $ 20,682     $ 20,658
   Accounts payable                                     15,624       16,227
   Employee compensation and benefits                   19,017       15,846
   Accrued acquisition costs                            10,816       15,299
   Accrued income taxes                                 22,503       18,771
   Other current liabilities                            25,485       31,513
                                                      --------     --------
      Total current liabilities                        114,127      118,314
Long-term debt                                         149,746      165,203
                                                      --------     --------
      Total liabilities                                263,873      283,517
                                                      --------     --------
Stockholders' equity:
   Common stock, $.10 par value                          3,328        3,268
   Additional paid-in capital                          326,251      309,666
   Accumulated other comprehensive income and other     21,420       14,119
   Retained earnings                                   166,297      104,139
   Treasury stock at cost                               (8,976)      (9,145)
                                                      --------     --------
      Total stockholders' equity                       508,320      422,047
                                                      --------     --------
                                                      $772,193     $705,564
                                                      ========     ========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                             July 31,
                                                       --------------------
                                                         2004        2003
                                                       --------   ---------
Cash flows from operating activities:
   Net income                                          $ 64,102   $  47,729
   Depreciation and amortization                         11,555       9,092
   Increase in operating capital                        (19,835)    (13,629)
   Other non-cash items                                  10,141       4,955
                                                       --------   ---------
Net cash provided by operating activities                65,963      48,147
                                                       --------   ---------
Cash flows from investing activities:
   Purchases of property, plant and equipment           (30,555)    (22,754)
   Acquisitions of businesses                           (55,106)    (63,722)
   Sale of marketable securities and other                3,810          (7)
                                                       --------   ---------
Net cash used by investing activities                   (81,851)    (86,483)
                                                       --------   ---------
Cash flows from financing activities:
   Net repayments of short-term debt                         --        (419)
   Repayments of long-term debt                         (44,918)   (158,662)
   Proceeds from long-term debt                          29,031     208,891
   Dividends on common stock                             (1,944)     (1,952)
   Exercises of stock options and other                  12,201      10,509
                                                       --------   ---------
Net cash (used in) provided by financing activities      (5,630)     58,367
                                                       --------   ---------
Effect of exchange rate changes on cash and cash
   equivalents                                              160         512
Net increase (decrease) in cash and cash equivalents    (21,358)     20,543
Cash and cash equivalents - beginning of period          47,433      10,255
                                                       --------   ---------
Cash and cash equivalents - end of period              $ 26,075   $  30,798
                                                       ========   =========

                             See accompanying notes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                      Three Months Ended   Nine Months Ended
                                                           July 31,             July 31,
                                                      ------------------   -----------------
                                                         2004      2003      2004      2003
                                                       -------   -------   -------   -------
Net income                                             $24,048   $18,663   $64,102   $47,729
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment               3,426      (233)    8,489     8,819
   Change in value of derivative instruments                (5)       34        25        93
   Minimum pension liability                               606    (1,745)      606    (1,745)
   Unrealized gain (loss) on marketable securities:
      Gain (loss) arising during period                   (770)      979      (960)    2,097
      Reclassification adjustment                           --        --      (866)       --
                                                       -------   -------   -------   -------
                                                          (770)      979    (1,826)    2,097
                                                       -------   -------   -------   -------
Other comprehensive income (loss), net of tax            3,257      (965)    7,294     9,264
                                                       -------   -------   -------   -------
Comprehensive income                                   $27,305   $17,698   $71,396   $56,993
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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1. General

The Cooper Companies, Inc. (Cooper) develops, manufactures and markets healthcare products through its two business units:

o CooperVision (CVI) markets contact lenses to correct visual defects. Its leading products are specialty contact lenses: toric lenses to correct astigmatism, cosmetic lenses to change or enhance the appearance of the eyes' natural color, multifocal lenses designed to correct presbyopia, an age-related vision defect, and lenses for patients experiencing mild discomfort relating to dry eyes during lens wear.

o CooperSurgical (CSI) markets medical devices, diagnostic products and surgical instruments and accessories used primarily in gynecologists' and obstetricians' practices.

During interim periods, we have followed the accounting policies described in our Form 10-K for the fiscal year ended October 31, 2003. Please refer to this and to our Annual Report to Shareholders for the same period when reviewing this Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period's presentation. Readers should not assume that the results reported here either indicate or guarantee future performance.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper's consolidated financial position at July 31, 2004 and October 31, 2003, the consolidated results of its operations for the three and nine months ended July 31, 2004 and 2003 and its cash flows for the nine months ended July 31, 2004 and 2003. All of these adjustments are normal and recurring.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

                                              Three Months Ended   Nine Months Ended
                                                   July 31,             July 31,
                                              ------------------   -----------------
                                                2004      2003       2004      2003
                                              -------   --------   -------   -------
                                             (In thousands, except per share amounts)
Net income, as reported                       $24,048    $18,663   $64,102   $47,729

Deduct: Total stock-based employee and
   director compensation expense determined
   under fair value based method, net of
   related tax effects                            987      2,757     3,310     7,962
                                              -------    -------   -------   -------
Pro forma net income                          $23,061    $15,906   $60,792   $39,767
                                              =======    =======   =======   =======

Basic earnings per share:
   As reported                                $  0.74    $  0.60   $  1.97   $  1.54
   Pro forma                                  $  0.71    $  0.51   $  1.87   $  1.28

Diluted earnings per share:
   As reported                                $  0.70    $  0.58   $  1.89   $  1.49
   Pro forma                                  $  0.68    $  0.50   $  1.80   $  1.26

Note 2. Acquisitions

Ocular Sciences, Inc. Proposed Acquisition: Ocular Sciences, Inc. (Ocular) is a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses that are brand and product differentiated by distribution channel. On July 28, 2004, Cooper and Ocular signed a definitive agreement for Cooper to acquire Ocular in a merger in which each share of Ocular common stock will be exchanged for 0.3879 of a share in Cooper common stock and $22.00 in cash. Outstanding Ocular stock options will be redeemed in exchange for a combination of cash and Cooper stock for the spread between their exercise prices and the value of the merger consideration immediately prior to closing, if not previously exercised. The total purchase price, based upon the number of Ocular shares and options outstanding at July 27, 2004 and the average closing share price of Cooper's common stock over the ten trading days ended July 27, 2004 of $56.72, will be approximately $1.2 billion. At closing, Cooper will pay approximately $600 million in cash, to be funded with debt, and issue approximately 10.5 million shares of its common stock to Ocular stockholders and option holders.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Completion of the transaction, which has been unanimously approved by the boards of directors of both companies, is subject to customary closing conditions, including approvals of each company's stockholders and expiration of the requisite waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act). The initial submission to the Federal Trade Commission (FTC) under the HSR ACT was made on August 6, 2004 and both Cooper and Ocular received a Second Request for Additional Information from the FTC on September 8, 2004. Cooper and Ocular are preparing a response to the request. No other regulatory approvals are required prior to closing.

SURx Acquisition: On November 26, 2003, Cooper purchased from privately-held SURx, Inc., the assets and associated worldwide license rights for the Laparoscopic (LP) and Transvaginal (TV) product lines of its Radio Frequency Bladder Neck Suspension technology, which uses radio frequency based thermal energy rather than implants to restore continence.

Cooper paid $2.95 million in cash for SURx whose technology received U.S. Food and Drug Administration marketing clearance in 2002. Initially, we have ascribed $2.5 million to goodwill, a negative $20,000 to a working capital deficit (including acquisition costs of $530,000), $350,000 to other intangibles and $77,000 to property, plant and equipment. The allocation for the purchase price is subject to refinement as we are currently obtaining a third party valuation.

Milex Acquisition: On February 2, 2004, Cooper acquired Milex Products, Inc. (Milex), a manufacturer and marketer of obstetric and gynecologic products and customized print services for $26 million in cash.

We have ascribed $24.3 million to goodwill, $3.6 million to property, plant and equipment, a negative $3.1 million to a working capital deficit (including acquisition costs of $3.8 million), and $1.3 million to deferred tax assets. The allocation for the purchase price is subject to refinement as we are currently obtaining a third party valuation.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

A new ophthalmic surgery business unit, CooperVision Surgical, will develop and market the Argus products to corneal surgeons.

Opti-Centre Acquisition: On March 31, 2004, Cooper acquired all the outstanding shares and certain patents of Les Laboratoires Opti-Centre Inc. (Opti-Centre), a Quebec-based contact lens manufacturer which holds the patents covering CooperVision's multifocal lens design technology used in its Frequency and Proclear multifocal products.

We paid $11.6 million in cash for Opti-Centre. Initially, we have ascribed $1 million to goodwill, $10.3 million to other intangibles, $400,000 to property, plant and equipment and a negative $100,000 to a working capital deficit (including acquisition costs of $100,000). The allocation for the purchase price is subject to refinement as we are currently obtaining a third party valuation of the business.

Note 3. Accrued Acquisition Costs

When we record acquisitions, we accrue for the estimated direct costs in accordance with applicable accounting guidance including EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" of severance and plant/office closure costs of the acquired business. Management with the appropriate level of authority have completed their assessment of exit activities of the acquired companies and have substantially completed their plans. In addition, we also accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence. No material change in total accrued acquisition costs are anticipated for businesses acquired through July 31, 2004. There were no adjustments of accrued acquisition costs included in the determination of net income for the periods. Beginning balances reflect a $2.4 million reclassification within the Biocompatibles acquisition accrual to increase the accrual for plant shutdown and decrease the accrual for severance. This reclassification is necessary to reascribe costs, based on information acquired during the current fiscal year, under our single worldwide reorganization plan. Below is a summary of activity related to accrued acquisition costs for the nine months ended July 31, 2004.

                                  Balance                                 Balance
Description                  October 31, 2003   Additions   Payments   July 31, 2004
-----------                  ----------------   ---------   --------   -------------
                                                   (In thousands)
Severance                         $ 3,208         $1,683     $ 2,557      $ 2,334
Legal and consulting                  291          1,516       1,343          464
Plant shutdown                      9,091          1,282       4,083        6,290
Hold back due                       1,081            638       1,582          137
Preacquisition liabilities            990             --         221          769
Other                                 638            759         575          822
                                  -------         ------     -------      -------
                                  $15,299         $5,878     $10,361      $10,816
                                  =======         ======     =======      =======

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 4. Inventories, at the Lower of Average Cost or Market

                  July 31,   October 31,
                    2004         2003
                  --------   -----------
                      (In thousands)
Raw materials     $ 17,638     $15,392
Work-in-process     11,280      13,792
Finished goods      76,160      60,534
                  --------     -------
                  $105,078     $89,718
                  ========     =======

Note 5. Intangible Assets

Goodwill

                                            CVI        CSI       Total
                                         --------   --------   --------
                                                 (In thousands)
Balance as of October 31, 2003           $182,843   $ 99,791   $282,634
Additions during the nine months ended
   July 31, 2004                            3,853     25,315     29,168
Other adjustments*                          1,613         --      1,613
                                         --------   --------   --------
Balance as of July 31, 2004              $188,309   $125,106   $313,415
                                         ========   ========   ========

* Primarily translation differences in goodwill denominated in foreign currency.

Other Intangible Assets

                                        As of July 31, 2004            As of October 31, 2003
                                  ------------------------------   ------------------------------
                                                    Accumulated                      Accumulated
                                  Gross Carrying    Amortization   Gross Carrying    Amortization
                                      Amount       & Translation       Amount       & Translation
                                  --------------   -------------   --------------   -------------
                                                          (In thousands)
Trademarks                            $   818          $  191          $   578          $  171
Patents                                23,963           6,054           13,200           5,072
License and distribution rights         8,876           2,577            8,454           2,083
Other                                     908             216            1,145             163
                                      -------          ------          -------          ------
                                      $34,565          $9,038          $23,377          $7,489
                                      -------          ======          -------          ======

Less accumulated amortization
   and translation                      9,038                            7,489
                                      -------                          -------
Other intangible assets, net          $25,527                          $15,888
                                      =======                          =======

We estimate that amortization expense will be about $2.3 million per year in the five-year period ending October 31, 2008.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 6. Debt

                                                          July 31,   October 31,
                                                            2004         2003
                                                          --------   -----------
                                                              (In thousands)
Current portion of long-term debt                         $ 20,682     $ 20,658
                                                          ========     ========
Long-term:
Convertible senior debentures                             $112,281     $112,181
KeyBank facility                                            54,562       68,625
Capitalized leases                                           1,906        2,983
County of Monroe Industrial Development
   Agency bond                                               1,435        1,645
Other                                                          244          427
                                                          --------     --------
                                                           170,428      185,861
Less current portion                                        20,682       20,658
                                                          --------     --------
                                                          $149,746     $165,203
                                                          ========     ========

KeyBank Line of Credit: This syndicated bank credit facility consists of a term loan ($51.6 million outstanding at July 31, 2004) and a $150 million revolving credit facility. The credit facility matures April 30, 2007.

At July 31, 2004, we had $143.1 million available under the KeyBank line of credit:

(In millions)
Amount of facility   $201.6
Outstanding loans     (58.5)*
                     ------
Available            $143.1
                     ======

* Includes $3.9 million in letters of credit backing overdraft accounts.

Convertible Senior Debentures: $115 million of 2.625% convertible senior debentures, net of discount, are due on July 1, 2023.

See Note 11 - Subsequent Events, for additional information regarding our convertible senior debentures.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Note 7. Earnings Per Share (EPS)

                                          Three Months Ended   Nine Months Ended
                                               July 31,             July 31,
                                          ------------------   -----------------
                                            2004       2003      2004      2003
                                           -------   -------   -------   -------
                                              (In thousands, except for EPS)
Net income                                 $24,048   $18,663   $64,102   $47,729
                                           =======   =======   =======   =======
Basic:
Weighted average common shares              32,682    31,253    32,468    31,054
                                           =======   =======   =======   =======
Basic EPS                                  $  0.74   $  0.60   $  1.97   $  1.54
                                           =======   =======   =======   =======
Diluted:
Basic weighted average common shares        32,682    31,253    32,468    31,054

Add dilutive securities:
Stock options                                1,446     1,145     1,417       896
                                           -------   -------   -------   -------
Denominator for diluted EPS                 34,128    32,398    33,885    31,950
                                           =======   =======   =======   =======
Diluted EPS                                $  0.70   $  0.58   $  1.89   $  1.49
                                           =======   =======   =======   =======

For the three- and nine-month periods ended July 31, 2004, we excluded zero options; and for the three- and nine-month periods ended July 31, 2003, we excluded 150,000 options (exercise price of $35.69) and 286,000 options (exercise prices of $31.11 to $35.69), respectively, to purchase Cooper's common stock from the computation of diluted EPS because their exercise prices were above the average market price.

See Note 11 - Subsequent Events, for additional information regarding our convertible senior debentures.

Note 8. Income Taxes

Cooper now expects its effective tax rate (ETR) (provision for income taxes divided by pretax income) for fiscal 2004 will be 21%, down from 22% for the six-month period ended April 30, 2004, primarily due to a release of previously accrued amounts of about $700,000 related to the resolution of certain tax contingencies. The 19% ETR for the three months ended July 31, 2004 reflects this release of tax accruals net of the 22% projected tax rate excluding this amount. Accounting principles generally accepted in the United States of America (GAAP) require that the projected fiscal year ETR be included in the year-to-date results. The ETR used to record the provision for income taxes for the quarter and nine-month period ended July 31, 2003 was 22% and 24%, respectively, and ETR was 24% for the fiscal year ended 2003. The expected decrease in the 2004 ETR also reflects the shift of business to jurisdictions with lower tax rates.

                  THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Beginning in fiscal 2004, deferred taxes of $4.4 million have been provided on approximately $11 million of foreign earnings which are expected to be remitted in the future. There are approximately $158.4 million of remaining cumulative unremitted foreign earnings on which no deferred taxes have been provided, which are expected to remain invested indefinitely. Applicable foreign taxes have been provided on these earnings. Although it is not practical to estimate the amount of additional tax which might be payable on these foreign unremitted earnings, credits for foreign income taxes paid may be available to partially offset any U.S. tax liability.

Note 9. Cash Dividends

We paid a semiannual dividend of 3 cents per share on January 5, 2004 and July 6, 2004 to stockholders of record on December 17, 2003 and June 14, 2004, respectively.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Segment information:

                                    Three Months Ended     Nine Months Ended
                                         July 31,              July 31,
                                   -------------------   ---------------------
                                     2004       2003       2004        2003
                                   --------   --------   --------   ---------
                                                  (In thousands)
Net sales to external customers:
   CVI                             $102,779   $ 87,773   $284,842   $238,638
   CSI                               26,300     20,669     74,523     60,186
                                   --------   --------   --------   --------
                                   $129,079   $108,442   $359,365   $298,824
                                   ========   ========   ========   ========
Operating income:
   CVI                             $ 29,001   $ 23,948   $ 77,392   $ 62,468
   CSI                                5,192      4,793     15,203     12,636
   Corporate                         (2,525)    (3,415)    (8,255)    (8,807)
                                   --------   --------   --------   --------
Total operating income               31,668     25,326     84,340     66,297
   Interest expense                  (1,454)    (1,655)    (4,433)    (5,167)
   Other (expense) income, net         (459)       375      1,203      1,671
                                   --------   --------   --------   --------
Income before income taxes         $ 29,755   $ 24,046   $ 81,110   $ 62,801
                                   ========   ========   ========   ========

                                                         July 31,   October 31,
                                                            2004       2003
                                                         --------   -----------
Identifiable assets:
   CVI                                                   $519,906     $462,581
   CSI                                                    186,853      154,199
   Corporate                                               65,434       88,784
                                                         --------     --------
Total                                                    $772,193     $705,564
                                                         ========     ========

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

Geographic information:

                                             Three Months Ended    Nine Months Ended
                                                  July 31,              July 31,
                                            -------------------   -------------------
                                              2004       2003       2004       2003
                                            --------   --------   --------   --------
                                                          (In thousands)
Net sales to external customers by
country of domicile:
   United States                            $ 74,777   $ 62,913   $208,326   $178,635
   Europe                                     39,458     33,700    109,152     90,150
   Rest of world                              14,844     11,829     41,887     30,039
                                            --------   --------   --------   --------
Total                                       $129,079   $108,442   $359,365   $298,824
                                            ========   ========   ========   ========

                                                                July 31,   October 31,
                                                                  2004        2003
                                                                --------   -----------
Long-lived assets by country of domicile:
   United States                                                $244,666     $205,410
   Europe                                                        221,693      202,613
   Rest of world                                                  16,083        6,776
                                                                --------     --------
Total                                                           $482,442     $414,799
                                                                ========     ========

Note 11. Subsequent Events

In the third quarter of 2003, we issued $115 million of 2.625% contingently convertible senior debentures (Debentures) due on July 1, 2023. The Debentures are convertible into 22.5201 shares of our common stock per $1,000 principal amount of Debentures or approximately 2.6 million shares. Through July 31, 2004, no amounts have been included in diluted earnings per share for these shares. Our diluted earnings per share will be affected in our fiscal fourth quarter 2004 as our share price has exceeded 120% of the conversion price for 20 consecutive trading days in the 30 consecutive trading day period ending on the last trading day of the quarter ended July 31, 2004. However, prior to July 1, 2008, we may not redeem at our option nor may a holder require us to repurchase any outstanding debentures. Because we have the option, and intention, to redeem the principal amount of the Debentures for cash, under current accounting standards the level of dilution would be equal to the amount that might become due to security holders in excess of the principal amount.

However, the Financial Accounting Standards Board (FASB) has issued an Exposure Draft, "Earnings Per Share - an amendment of FASB Statement No. 128" that requires contracts that contain an option to settle in cash or stock be presumed to settle in stock for diluted earnings per share computations. If this proposal is enacted, we could be required to include additional shares in the computation of diluted earnings per share using the if-converted method (under which net income would also be adjusted to exclude interest charges applicable to the convertible debt) beginning in our fiscal first quarter 2005 and subsequent periods. In addition, in July 2004, the Emerging Issues Task Force (EITF) of the FASB announced that it had reached a tentative consensus with respect to Issue No. 04-8, "The Effect of Contingently

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Concluded
                                   (Unaudited)

Convertible Debt on Diluted Earnings Per Share" stating that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers have been met.

Depending on the final changes to accounting principles and their effect on Cooper, we may be required to restate prior period diluted earnings per share and amounts presented for comparative purposes.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Note numbers refer to "Notes to Consolidated Condensed Financial Statements" beginning on page 7.

Forward-Looking Statements: This Form 10-Q contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These include certain statements about the proposed merger with Ocular Sciences, Inc., our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions, planned product launches and results of operations are forward-looking. To identify these statements look for words like "believes," "expects," "may," "will," "should," "could," "seeks," "intends," "plans," "estimates" or "anticipates" and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. These include risks related to the inability to obtain, or meet conditions imposed for governmental and other approvals of the proposed merger, including approval by stockholders of both companies; the risk that the Cooper and Ocular businesses will not be integrated successfully; risks related to any uncertainty surrounding the merger, and the costs related to the merger; the risk that the combined company may not continue to realize anticipated benefits from its cost-cutting measures; the ultimate validity and enforceability of the companies' patent applications and patents and the possible infringement of the intellectual property of others.

Events, among others, that could cause our actual results and future actions of the company (or following the completion of the proposed merger, of the combined company) to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing facilities or distribution facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with new corporate governance requirements, changes in tax laws or their interpretation, changes in geographic profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill, changes in accounting principles or estimates, including the potential cost of expensing stock options, the potential impact of changes to FASB Statement No. 128, and other events described in our Securities and Exchange Commission filings, including the "Business" section in our Annual Report on Form 10-K for the year ended October 31, 2003. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                              Results of Operations

In this section we discuss the results of our operations for the third quarter and first nine months of fiscal 2004 and compare them with the same periods of fiscal 2003. We discuss our cash flows and current financial condition beginning on page 25 under "Capital Resources and Liquidity."

Third Quarter Highlights:

o    Net sales up 19% to $129.1 million.

o Gross profit up 21%; on margin of 64%, up one percentage point from last year.

o    Operating income up 25% to $31.7 million.

o    Diluted earnings per share up 21% to 70 cents from 58 cents.

Nine-Month Highlights:

o    Net sales up 20% to $359.4 million.

o    Gross profit up 22% on margin of 64%.

o    Operating income up 27% to $84.3 million.

o    Diluted earnings per share up 27% to $1.89 from $1.49 cents.

Selected Statistical Information - Percentage of Sales and Growth

                                      Percent of Net Sales            Percent of Net Sales
                                       Three Months Ended               Nine Months Ended
                                            July 31,                        July 31,
                                      --------------------      %     --------------------      %
                                           2004   2003       Growth        2004   2003       Growth
                                           ----   ----       ------        ----   ----       ------
Net sales                                  100%   100%         19%         100%   100%         20%
Cost of sales                               36%    37%         15%          36%    36%         18%
Gross profit                                64%    63%         21%          64%    64%         22%
Selling, general and administrative         38%    38%         18%          39%    40%         19%
Research and development                     1%     1%         30%           1%     1%         14%
Amortization                                --      1%         62%           1%     1%         26%
Operating income                            25%    23%         25%          23%    22%         27%

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Our consolidated net sales grew $20.6 million (19%) in the three-month period and $60.5 million (20%) in the nine-month period:

                               Three Months Ended          Nine Months Ended
                                    July 31,                    July 31,
                           -------------------------   -------------------------
                            2004     2003    % Incr.    2004     2003    % Incr.
                           ------   ------   -------   ------   ------   -------
                                              ($ in millions)
CVI                        $102.8   $ 87.8     17%     $284.9   $238.6     19%
CSI                          26.3     20.6     27%       74.5     60.2     24%
                           ------   ------             ------   ------
                           $129.1   $108.4     19%     $359.4   $298.8     20%
                           ======   ======             ======   ======

CVI Revenue:

                                 Three Months Ended         Nine Months Ended
                                      July 31,                  July 31,
                              -----------------------   ------------------------
                               2004     2003   Growth    2004     2003    Growth
                              ------   -----   ------   ------   ------   ------
                                                  ($ in millions)
Segment
U.S.                          $ 48.9   $42.5     15%    $135.4   $118.3     14%
International                   53.9    45.3     19%     149.5    120.3     24%
                              ------   -----            ------   ------
                              $102.8   $87.8     17%    $284.9   $238.6     19%
                              ======   =====            ======   ======

CVI's worldwide revenue grew 17% and 19% in the three- and nine-month periods, 13% in constant currency for both periods. Total international revenue grew 19% and 24%, 12% and 11% in constant currency, with European revenue up 19% and 25%, respectively. Asia-Pacific revenue grew 43% and 29% and revenue in all other markets outside the United States grew 9% and 18%. Revenue in the United States grew 15% and 14% in the three- and nine-month periods.

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

These shifts favor CVI's line of specialty products, which comprised 62% and 60%, of CVI's revenue for the three-month periods ended July 31, 2004 and 2003, respectively.

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

The primary reasons for CVI's revenue growth include continued global market share gains during the quarter with total toric product revenue up 23%, disposable toric revenue up 40% and disposable sphere revenue up 15%. CVI's line of specialty lenses grew 22% during the quarter. Sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement including within rapidly growing specialty lenses. Sales increases also resulted from the global rollout of Proclear toric and multifocal lenses which, respectively, increased 100% and 78% to $11 million and $7.3 million in the nine-month period. While unit growth and product mix have influenced revenue growth, average realized prices by product have not materially influenced revenue growth.

CSI Revenue: Women's healthcare products used primarily in obstetricians' and gynecologists' practices generate about 90% of CSI's revenue. The balance are sales of medical devices outside of women's healthcare where CSI does not actively market. CSI's overall revenue increased 27% and 24% in the three- and nine-month periods, respectively. The incremental revenue growth of $5.6 million and $14.3 million was primarily from recent acquisitions. Organic growth of existing products was about 6%. While unit growth and product mix have influenced organic revenue growth, average realized prices by product have not materially influenced organic revenue growth.

Cost of Sales/Gross Profit: Gross profit as a percentage of sales (margin) was as follows:

                                               Margin               Margin
                                         Three Months Ended   Nine Months Ended
                                              July 31,             July 31,
                                         ------------------   -----------------
                                             2004   2003         2004   2003
                                             ----   ----         ----   ----
CVI                                           67%    66%          67%    67%
CSI                                           55%    54%          55%    52%
Consolidated                                  64%    63%          64%    64%

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

CVI's margin for the third quarter of fiscal 2004 was 67% compared with 66% for the third quarter last year as we continue to increase our sales of higher margin specialty lenses. CVI manufactures about 65% of its lenses in the United Kingdom. The favorable impact of the change in foreign currency exchange rates on revenue is offset by the unfavorable impact on manufacturing costs and has minimal impact on margins.

CSI's margin was 55% compared with 54% for the third quarter last year. Higher gross margin reflects continuing efficiencies from the integration of acquisitions. Last year's results include temporarily lower margins of then recently acquired infertility products.

Selling, General and Administrative (SGA) Expense:

                          Three Months Ended                         Nine Months Ended
                               July 31,                                   July 31,
               ---------------------------------------   -----------------------------------------
                       % Net           % Net                      % Net            % Net
                2004   Sales    2003   Sales   % Incr.    2004    Sales    2003    Sales   % Incr.
               -----   -----   -----   -----   -------   ------   -----   ------   -----   -------
                                                 ($ in millions)
CVI            $38.1    37%    $32.4    37%       18%    $109.4    38%    $ 93.1    39%      18%
CSI              8.4    32%      5.7    28%       47%      23.4    31%      17.1    28%      37%
Corporate        2.5    --       3.4    --       (26%)      8.3    --        8.8    --       (6%)
               -----           -----                     ------           ------
               $49.0    38%    $41.5    38%       18%    $141.1    39%    $119.0    40%      19%
               =====           =====                     ======           ======

In the third quarter of 2004, consolidated SGA increased 18%, and as a percentage of revenue, was the same as the prior year at 38% but for the nine-month period decreased to 39% from 40% as costs grew 19%. About $1 million and $5.3 million of the SGA increase in the three- and nine-month periods reflected the relative weakness of the U.S. dollar against foreign currencies on the $21.3 million and $59.9 million of SGA outside the U.S. in the three- and nine-month periods. The CSI SGA increases of 47% and 37% for the three- and nine-month periods reflects new programs designed to increase the organic growth of CSI products in the incontinence, infertility and female sterilization markets using its restructured sales force. Corporate headquarters' expenses decreased 3% sequentially and 26% from last year's third quarter as expenses to maintain, and to integrate acquired Biocompatible legal entities into, Cooper's global trading arrangement declined.

Research and Development Expense: During the first three quarters of fiscal 2004, CVI research and development expenditures were $2.7 million, supporting previously announced plans to develop both a new extended wear contact lens and an improved contact lens technology. CSI's research and development expenditures of $1.8 million were for upgrading and redesign of many of CSI's products in osteoporoses, in-vitro fertilization, incontinence, assisted reproductive technology and other obstetrical and gynecological product development activities.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Operating Income (Expense): Operating income improved by $6.3 million, or 25%, and $18 million, or 27%, for the three- and nine-month periods, respectively:

                          Three Months Ended                         Nine Months Ended
                               July 31,                                   July 31,
               ---------------------------------------   -----------------------------------------
                       % Net           % Net                      % Net            % Net
                2004   Sales    2003   Sales   % Incr.    2004    Sales    2003    Sales   % Incr.
               -----   -----   -----   -----   -------   ------   -----   ------   -----   -------
                                                ($ in millions)
CVI            $29.0    28%    $23.9    27%      21%      $77.4    27%     $62.5    26%      24%
CSI              5.2    20%      4.8    23%       8%       15.2    20%      12.6    21%      20%
Corporate       (2.5)   --      (3.4)   --       26%       (8.3)   --       (8.8)   --        6%
               -----           -----                      -----            -----
               $31.7    25%    $25.3    23%      25%      $84.3    23%     $66.3    22%      27%
               =====           =====                      =====            =====

Interest Expense: Interest expense decreased by $201,000, or 12%, in the three-month period and $734,000, or 14%, in the nine-month period, due to a general decrease in interest rates resulting from internal and external factors.

Other (Expense) Income, Net:

                                          Three Months Ended   Nine Months Ended
                                               July 31,              July 31,
                                          ------------------   -----------------
                                              2004   2003        2004     2003
                                             -----   ----       ------   ------
                                                      (In thousands)
Interest income                              $  69   $ 59       $  260   $  148
Foreign exchange transactions                 (456)   282         (469)   1,903
Settlement of disputes                          (4)    --         (369)    (500)
Gain on sale of marketable securities           --     --        1,443       --
Other                                          (68)    34          338      120
                                             -----   ----       ------   ------
                                             $(459)  $375       $1,203   $1,671
                                             =====   ====       ======   ======

In the first nine months of 2004, we sold 339,725 shares of marketable securities, realizing a gain of approximately $1.4 million.

Provision for Income Taxes: We now estimate that Cooper's effective tax rate
(ETR) for fiscal 2004 (provision for taxes divided by income before taxes) will be 21%, down from 24% in fiscal 2003. This is a result of a greater portion of our income continuing to be earned in jurisdiction with tax rates lower than the U.S. Beginning in fiscal 2004, deferred taxes have been provided on a portion of these earnings, with the balance expected to remain invested

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

indefinitely. In addition, in the three-month period ended July 31, 2004, there was a release of previously accrued amounts of about $700,000 related to the resolution of certain tax contingencies. The combination of these factors resulted in an ETR of 19% for the three-month period ended July 31, 2004.

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

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                         Capital Resources and Liquidity

Third Quarter Highlights:

o Operating cash flow $29.1 million vs. $18 million in last year's third quarter.

o    Cash payments for acquisitions totaled $4.3 million.

o Expenditures for purchases of property, plant and equipment (PP&E) $11.3 million vs. $9.3 million in 2003's third quarter.

Nine-Month Highlights:

o Operating cash flow $66 million vs. $48.1 million in the first nine months of 2003.

o    Cash payments for acquisitions totaled $55.1 million.

o Expenditures for purchases of PP&E $30.6 million vs. $22.8 million in the first nine months of 2003.

Comparative Statistics ($ in millions):

                                                July 31, 2004   October 31, 2003
                                                -------------   ----------------
Cash and cash equivalents                          $  26.1           $  47.4
Total assets                                       $ 772.2           $ 705.6
Working capital                                    $ 153.3           $ 145.9
Total debt                                         $ 170.4           $ 185.9
Stockholders' equity                               $ 508.3           $ 422.0
Ratio of debt to equity                             0.34:1            0.44:1
Debt as a percentage of total capitalization            25%               31%
Operating cash flow - twelve months ended          $  97.4           $  79.6

Operating Cash Flow: Cash flow provided from operating activities continues as Cooper's major source of liquidity, totaling $66 million in the first nine months of fiscal 2004 and $97.4 million over the twelve-month period ended July 31, 2004.

Major uses of cash for operating activities in the first nine months included the final payment of $3 million on a previously accrued dispute settlement, $3.1 million to fund entitlements under Cooper's bonus plans and $4.9 million in interest payments.

Working capital increased $7.4 million in the first nine months of fiscal 2004, as cash decreased $21.4 million, primarily to fund acquisitions, and marketable securities decreased $4.6 million from sales of securities and the decline of the market value of securities available for sale, partially offset by increases of $15.4 million in inventory, $7.7 million in receivables, $6.1 million in current deferred tax assets and other, and a $4.2 million decrease in current accrued liabilities and accounts payable. The increase in inventory is due to the growth in the overall business, planned inventory increases to improve service levels, acquisitions and the effect of foreign exchange. The increase in receivables is primarily due to the increase in sales.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

At the end of the first nine months, Cooper's inventory months on hand was 6.9 versus 7.0 at fiscal year end 2003. Also, our days sales outstanding (DSO) decreased to 62 days from 67 days at fiscal year end 2003. Future DSO's are expected to generally be in the mid to upper 60's. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flow: The cash outflow of $81.9 million from investing activities was driven by capital expenditures of $30.6 million, used primarily to expand manufacturing capacity and the continued rollout of new information systems, and payments of $55.1 million for acquisitions. This was partially offset by the sale of marketable securities of $3.8 million.

Financing Cash Flow: The cash outflow of $5.6 million from financing activities was driven by net repayment of debt of about $15.9 million and dividends on our common stock of $1.9 million paid in the first and third fiscal quarter of 2004, offset by $12.2 million from the exercise of stock options.

                              Proposed Acquisition

On July 28, 2004, Cooper and Ocular Sciences, Inc. (Ocular) signed a definitive agreement for Cooper to acquire Ocular in a merger in which each share of Ocular common stock will be exchanged for 0.3879 of a share in Cooper common stock and $22.00 in cash. Outstanding Ocular stock options will be redeemed in exchange for a combination of cash and Cooper stock for the spread between their exercise prices and the value of the merger consideration immediately prior to closing, if not previously exercised. The total purchase price, based upon the number of Ocular shares and options outstanding at July 27, 2004 and the average closing share price of Cooper's common stock over the ten trading days ended July 27, 2004 of $56.72, will be approximately $1.2 billion. At closing, Cooper will pay approximately $600 million in cash, to be funded with debt, and issue approximately 10.5 million shares of its common stock to Ocular stockholders and option holders.

Ocular is a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses that are brand and product differentiated by distribution channel. Completion of the transaction, which has been unanimously approved by the boards of directors of both companies, is subject to customary closing conditions, including approvals of each company's stockholders and expiration of the requisite waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act). The initial submission to the Federal Trade Commission (FTC) under the HSR ACT was made on August 6, 2004 and both Cooper and Ocular received a Second Request for Additional Information from the FTC on September 8, 2004. Cooper and Ocular are preparing a response to the request. No other regulatory approvals are required prior to closing.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

                   Estimates and Critical Accounting Policies

Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies described in this section address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods.

o Revenue recognition - We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller's price is fixed and determinable and collectibility is reasonably assured. For contact lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business, since a high percentage of our revenue is from direct sales to doctors.

o Allowance for doubtful accounts - Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the fact that patients require satisfaction of healthcare needs in both strong and weak economics.

o Net realizable value of inventory - In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand, to maintain high customer service levels.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

o Valuation of goodwill - We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2004, and our analysis indicated that we have no goodwill impairment.

     The SFAS No. 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. When available and as appropriate, we use comparative market multiples to corroborate fair value results. A reporting unit is the level of reporting at which goodwill is tested for impairment.

     Our reporting units are the same as our business segments - CooperVision and CooperSurgical - reflecting the way that we manage our business.
     Our most recent estimate of fair value, at the time of our May 1, 2004 review and using several valuation techniques including assessing industry multiples, for CooperVision ranged from $1,038 million to $1,625 million compared to a carrying basis of $438 million and for CooperSurgical fair value ranged from $317 million to $461 million compared to a carrying basis of $167 million.

o Business combinations - We routinely consummate business combinations. We allocate the purchase price of acquisitions based on our estimates and judgments of the fair value of net assets purchased, acquisition costs incurred and intangibles other than goodwill. On individually significant acquisitions, we utilize independent valuation experts to provide a basis in order to refine the purchase price allocation, if appropriate. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition.

o Income taxes - As part of the process of preparing our consolidated financial statements, we must estimate a portion of our income tax expense for each of the jurisdictions in which we operate. This process requires significant management judgments and involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as judging the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. The Company currently has $36.2 million of deferred tax assets that primarily represent the future benefit of U.S. net operating loss carryforwards, which expire between 2005 and 2019. To the extent these net operating losses are not used timely by future profits, a valuation allowance or write-off could result. Tax exposures can involve complex issues and may require an extended period to resolve. Frequent changes in tax laws in each jurisdiction complicate future estimates. To determine the quarterly tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. We adjust the estimated effective tax rate for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate, and such changes could be material.

                   THE COOPER COMPANIES, INC. AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Concluded

                                     Outlook

Excluding the effect of the proposed merger with Ocular, we believe that cash and cash equivalents on hand of $26.1 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We expect capital expenditures in fiscal year 2004 of about $40 to $45 million as we double our U.K. manufacturing capacity. At July 31, 2004, we had $143.1 million available under the KeyBank line of credit.

                                 Risk Management

We are exposed to risks caused by changes in foreign exchange, principally our pound sterling and euro denominated debt and receivables and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our revolver and term loan debt under the KeyBank credit agreement varies with the London Interbank Offered Rate. A significant increase in debt following the successful consummation of the Ocular proposed merger could significantly increase this risk associated with changes in interest rates.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2004, the end of the fiscal quarter covered by this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

     * The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

     (b) Cooper filed the following reports on Form 8-K during the period from May 1, 2004 to July 31, 2004.

Date of Report   Item Reported
--------------   -------------
July 29, 2004    Item 5. Other Events.

     Also, the Company furnished on Form 8-K dated June 3, 2004 a report of Item 12 -- Results of Operations and Financial Condition.

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

                                               The Cooper Companies, Inc.
                                        ----------------------------------------
                                                      (Registrant)


Date: September 14, 2004                          /s/ Rodney E. Folden
                                        ----------------------------------------
                                                    Rodney E. Folden
                                                  Corporate Controller
                                             (Principal Accounting Officer)

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

                           STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as....................    'r'
The section symbol shall be expressed as.................................   'SS'