Form 10-K
period 2004-10-31
COOPER COMPANIES INC
filed 2005-01-14
CIK 711404

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

COMMISSION FILE NO. 1-8597

THE COOPER COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2657368
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6140 Stoneridge Mall Road, Suite 590 Pleasanton, California	94588

(Address of principal executive offices)	(Zip Code)

925-460-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value, and associated rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

On December 31, 2004, there were 32,585,173 shares of the registrant’s common stock held by non-affiliates with aggregate market value of $1.8 billion on April 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter.

Number of shares outstanding of the registrant’s common stock, as of December 31, 2004:  32,764,371.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held March 22, 2005	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

for the Fiscal Year Ended October 31, 2004

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include certain statements about the merger with Ocular Sciences, Inc., our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our or the combined company’s revenue, anticipated market conditions, planned product launches and results of operations are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. These include the risk that the Cooper and Ocular businesses will not be integrated successfully; risks related to any uncertainty surrounding the merger, and the costs related to the merger; the risk that the combined company may not continue to realize anticipated benefits from its cost-cutting measures; risk inherent in accounting assumptions made in the merger, the ultimate validity and enforceability of the companies’ patent applications and patents and the possible infringement of the intellectual property of others.

Events, among others, that could cause our actual results and future actions of the combined company to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing or distribution facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with new corporate governance requirements, changes in tax laws or their interpretation, changes in geographic profit mix affecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill, changes in accounting principles or estimates, including the potential cost of expensing stock options, and other events described in our Securities and Exchange Commission filings, including the “Business” section in this Annual Report on Form 10-K for the year ended October 31, 2004. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

Item 1. Business.

The Cooper Companies, Inc. (the “Company,” “Cooper,” “we” and similar pronouns), through its principal business units, markets, develops and manufactures healthcare products. Cooper is a Delaware corporation that was organized in 1980.

CooperVision (CVI) markets, develops and manufactures a broad range of contact lenses for the worldwide vision care market. It specializes in toric lenses that correct astigmatism, cosmetic lenses that change the appearance of the color of the eye, and other lenses, primarily high growth, specialty and value-added market segments around the world. Its leading products are disposable and planned replacement toric and spherical lenses. CooperSurgical (CSI) markets, develops and manufactures medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

CVI and CSI each operate in a highly competitive environment. Competition in the medical device industry involves the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of disease. Both of Cooper’s businesses compete primarily on the basis of product quality and differentiation, technological benefit, service and reliability.

COOPERVISION

We estimate that the worldwide soft contact lens market grew about 14 percent during 2004 to about $4 billion annually. In the United States, about 38 percent of the worldwide market, revenue grew about 7 percent to $1.5 billion, while revenue in countries outside the United States grew 19 percent to $2.5 billion.

Japan and the Pacific Rim countries, about $1.2 billion or 30 percent of the world market, grew about 26 percent. Europe, about $1 billion or 25 percent of the market, grew about 18 percent.

Favorable demographics, an increase in the reported incidence of myopia, a slowing of the contact lens wearers drop out rates, and a continuing shift in practitioner preferences from low-featured “commodity” lenses to higher-value specialty lenses support a favorable world market outlook.

CooperVision is particularly strong in the specialty lens segments of the market: toric lenses that correct astigmatism, cosmetic lenses that change or enhance the appearance of the color of the eye, lenses for patients who experience the symptoms of dry eye syndrome, long-term extended wear lenses and multifocal lenses for presbyopia – the blurring of near vision that occurs with aging.

These product lines offer contact lens wearers more benefits that include improved visual acuity and added comfort. CooperVision estimates that specialty lenses currently account for about 30 percent or $1.2 billion of the worldwide contact lens market, about 40 percent of the U.S. market and about 20 percent of the market outside the U.S. where, with its broad specialty products lines, CVI has an exceptional opportunity to expand their acceptance.

CVI’s 2004 Revenue Growth

CVI’s revenue grew 18 percent in 2004. In contrast, we estimate that the world market grew about 14 percent before currency translation adjustment of about 6 percent. CVI’s revenue in the United States grew 12 percent and 24 percent in markets outside the U.S. CVI now holds about 13 percent of the United States market and about 10 percent of the worldwide market, the latter up from 6 percent three years ago.

Specialty Contact Lenses

Specialty contact lenses meet the visual correction needs of patients whose requirements go beyond the correction of near- and farsightedness. We estimate that products in these categories account for about one-third of worldwide contact lens revenue.

In the United States, we estimate that sales of specialty products are about $700 million, above 45 percent of the total United States market. In addition to toric and cosmetic lenses, multifocal lenses, lenses for patients who experience the symptoms of dry eye syndrome, and long-term extended wear lenses also offer attractive business opportunities. In 2004, sales of CVI’s toric lenses, its most extensive product line, grew 22 percent and now account for about 40 percent of its total revenue. We estimate that the worldwide toric market grew about 18 percent during this period.

Worldwide, growth in the cosmetic lens market remained flat. We estimate sales of approximately $250 million in this category – about $175 million in the United States.

New Specialty Contact Lens Products

During 2004, CVI expanded its product offerings:

•	Two-week disposable toric lens to correct astigmatism introduced in Japan.

•	Proclear® disposable multifocal, a disposable product for wearers with both presbyopia, the blurring of vision that occurs with aging, and the symptoms of dry eye syndrome, introduced in European markets.

CVI Growth in Markets Outside the United States

In 2004, CVI’s revenue in markets outside the United States grew 24 percent and now represents about 52 percent of its sales.

Europe

CVI’s European revenue grew about 25 percent over 2003 with strength in sales of toric lenses, which grew 42 percent. CVI estimates that it is the third largest contact lens supplier in Europe, with business units in Holland, Italy, Portugal, Sweden, Spain and the United Kingdom, a subsidiary and an exclusive distributor in France and an exclusive distributor in Germany.

Far East

CVI’s revenue in Japan and the Pacific Rim grew about 27% over 2003, the year Rohto Pharmaceutical Company, Ltd. introduced CVI’s line of frequently replaced lenses including spherical, aspheric and toric lenses. Japan is the second largest contact lens market in the world after the United States, and soft lens popularity continues to grow. CVI estimates that the total market for soft contact lenses in Japan and the Pacific Rim today is about $1.2 billion, compared to about $1.5 billion in the United States. The Japanese market, growing in the mid-teens percent per year, is largely made up of daily and two-week disposable lenses, representing about 75 percent of the market.

The incidence of nearsightedness in Japan is one of the highest in the world. About 80 percent of the nearsighted population has some degree of astigmatism, significantly greater than the 50 percent rate reported in the United States. About half of those with astigmatism are potential candidates for toric lenses. The Japanese toric segment, currently a smaller percentage of the total market than it is in the U.S., is expected to grow rapidly as newer generations of toric lenses are introduced.

CVI Competition

A number of manufacturers compete in the worldwide market for contact lenses, which was approximately $4 billion in 2004. The three largest are Johnson & Johnson’s Vistakon division, CIBA Vision/Wesley Jessen (owned by Novartis AG) and Bausch & Lomb Incorporated.

The contact lens market has two major segments. The larger “commodity” segment, about $2.8 billion in 2004, is comprised of lenses that only correct near- and farsightedness. The smaller “specialty” segment, about $1.2 billion in 2004, is comprised of lenses that address special needs of contact lens patients and includes toric, cosmetic, multifocal and premium lenses. CooperVision competes successfully in the contact lens market primarily by offering specialty lenses and secondarily by offering commodity lenses. About 62% of CVI’s sales are specialty lenses.

To compete successfully in the contact lens market, companies must market differentiated products priced competitively and, therefore, manufactured efficiently. CVI believes that it is the only contact lens manufacturer to use three different manufacturing processes to produce its lenses (lathing, cast molding and FIPS, a cost effective combination of lathing and molding). This manufacturing flexibility means that CVI can:

•	Develop more lens types for patients than competitors (two-week, monthly and quarterly disposable and custom toric products, the latter for patients with a high amount of astigmatism).

•	Offer a wider range of lens parameters, leading to a more successful fitting with better visual acuity.

In addition, CVI believes that its lenses provide superior comfort through its use of the lens edge technology provided under the patents covered by its Edge Patent License described under “Patents, Trademarks and Licensing Agreements.” CVI also sponsors clinical studies to generate medical information to improve its lenses.

In order to enhance its competitiveness in the specialty market, Cooper acquired Biocompatibles Eye Care, Inc. (Biocompatibles), the contact lens business of Biocompatibles plc., in February 2002. Biocompatibles’ Proclear® line spherical, multifocal and toric lenses, are manufactured with omafilcon A, a material that incorporates the proprietary phosphorylcholine technology that helps enhance tissue-device compatibility. Proclear® is the only lens with FDA clearance for the claim “… may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear.” Mild discomfort relating to dryness during lens wear is a condition that often causes patients to discontinue contact lens wear.

Toric contact lenses correct astigmatism (irregularities of the cornea) and accounted for about 13 percent of the total worldwide contact lens market in 2004. CVI’s toric lens sales represented about one-third of this market segment in 2004.

The toric market segment is highly competitive. CVI’s primary toric competitors are CIBA Vision/Wesley Jessen (owned by Novartis AG), Bausch & Lomb Incorporated and Johnson & Johnson’s Vistakon division. Ocular Sciences, Inc. also competed in the toric market. Toric lens manufacturers compete to provide the highest possible level of visual acuity and patient satisfaction by offering a wide range of lens parameters, superior wearing comfort and a high level of customer service, both for patients and contact lens practitioners. CVI believes that its three manufacturing processes yield a wider range of toric lens parameters than its competitors, providing greater patient and practitioner satisfaction and better visual acuity, and that it offers superior customer services, including high standards of on-time product delivery.

Major competitors have greater financial resources and larger research and development budgets and sales forces than CVI. Nevertheless, CVI offers a high level of customer service through its several direct sales organizations around the world and through telephone sales and technical service representatives who consult with eyecare professionals about the use of the Company’s lens products. CVI believes that its sales force is particularly well equipped through extensive training to meet the needs of contact lens practitioners and their customers.

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

COOPERSURGICAL

Historically, many small medical device companies have supplied the women’s healthcare market with a wide range of products through a fragmented distribution system. CSI’s strategy is to identify and acquire selected smaller companies and product lines that improve its existing market position or serve new clinical areas, particularly opportunities in aging and infertility.

Cooper’s strong cash flow allows CSI to readily compete for these opportunities, and CSI is now a leader in women’s healthcare, having added 25 major products or product lines since 1994.

Women’s Health Background

Medical economists expect patient visits to obstetricians and gynecologists (Ob/Gyns) to increase by 13 percent over the next decade. Driving this growth is a large group of women of childbearing age and a rapidly growing middle-aged population with emerging gynecologic concerns. Consistent with an aging population, menopausal problems – abnormal bleeding, incontinence and osteoporosis – will increase, while pregnancy, contraceptive management and general examinations are expected to remain stable. The trend toward delaying the age of childbearing to the mid-thirties and beyond will drive increasing treatment for infertility.

Women between the ages of 18 and 44 generate the highest number of office visits and hospital admissions. While general medical practitioners play an important role in women’s primary care, about one-third of all office visits for this age group are to the Ob/Gyn who are, therefore, the primary market target for associated medical devices. There are nearly 30,000 Ob/Gyn’s under the age of 65 practicing at nearly 13,700 locations in the United States, and women account for nearly 60 percent of all inpatient hospital stays.

Some significant features of this market are:

•	Two-thirds of patient visits are for annual checkups, cancer screening, menstrual disorders, vaginitis (inflammation of vaginal tissue), osteoporosis and the management of menopause; the remainder are for pregnancy and reproductive management.

•	Osteoporosis (reduction in bone mass) and incontinence have become frequent diagnoses as the female population ages. Early identification and treatment of these conditions will both improve women’s health and help reduce costs. Each of these conditions costs the U.S. healthcare system about $15 billion annually according to government estimates.

•	Sterilization is the most frequently performed surgical procedure – about 700,000 annually. Each year, an estimated 4.5 million patients visit physicians for monitoring and treatment of abnormal Pap smears.

•	About 1.2 million women and their partners consult medical practitioners for infertility annually, with the Ob/Gyn traditionally providing the initial evaluation. Ovulatory drugs and intrauterine insemination (IUI) are used to treat the majority of these cases. In addition, about 400 assisted reproductive technology clinics in the U.S. perform nearly 100,000 embryo transfer procedures each year that result in nearly 35,000 infants.

CSI’s 2004 Revenue Growth

During 2004, CSI revenue grew 23 percent to $101.5 million, representing 21 percent of Cooper’s revenue. Its operating margin reached 21 percent for the fiscal year, below last year’s 22 percent as the Company elected to invest in expanding its sales force to stimulate organic revenue growth rates.

CSI Competition

CSI focuses on selected segments of the women’s healthcare market, supplying high quality diagnostic products and surgical instruments and accessories. In some instances, CSI offers all of the products needed for a complete procedure. The market segments in which CSI competes continue to be fragmented, typified by smaller technology-driven firms that generally offer only one or two product lines. Most are privately owned or divisions of public companies including some owned by companies with greater financial resources than Cooper. Competitive factors in these segments include technological and scientific advances, product quality, price, customer service and effective communication of product information to physicians and hospitals. CSI believes that it competes successfully against these companies with its superior sales and marketing, the technological advantages of its products and by developing and acquiring new products, including those used in new medical procedures. In addition, as CSI expands its product line, it offers to train medical professionals how to use them.

During 2004, following the acquisition of Milex, CSI implemented an initiative to expand its sales and marketing efforts in order to increase organic growth over the next several years. These programs will focus on CSI’s products in the incontinence, infertility and female sterilization markets using its restructured sales force of independent and direct sales representatives.

PROFILES OF RECENT ACQUISITIONS

Ocular Sciences, Inc. – See Note 13, “Subsequent Events”

On January 6, 2005, Cooper acquired all of the outstanding common stock of Ocular Sciences, Inc. (Ocular), pursuant to the July 28, 2004 definitive merger agreement. Ocular is a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses that are brand and product differentiated by distribution channel. The aggregate consideration paid for the stock of Ocular was about $1.2 billion plus transaction costs, less acquired cash. Cooper paid approximately $600 million in cash and issued approximately 10.7 million shares of its common stock to Ocular stockholders and option holders. Under the terms of the acquisition, each share of Ocular common stock was converted into the right to receive 0.3879 of a share of Cooper common stock and $22.00 in cash without interest, plus cash for fractional shares. Outstanding Ocular stock options were redeemed in exchange for a combination of cash and Cooper stock for the spread between their exercise prices and the value of the merger consideration immediately prior to closing.

Opti-Centre

In March 2004, CVI acquired all the outstanding shares and certain patents of Les Laboratoires Opti-Centre, Inc., a Quebec-based contact lens manufacturer, which holds the patents covering CooperVision’s multifocal lens design technology used in its Frequency® and Proclear® multifocal products.

Argus Biomedical Pty Ltd

In February 2004, CVI acquired from Argus Biomedical Pty Ltd the assets related to AlphaCor®, an artificial cornea, and AlphaSphere®, a soft orbital implant. Argus is a privately owned company with its origins in the biomaterial and polymer research group of the Lions Eye Institute in Western Australia.

The AlphaCor® artificial cornea is a synthetic one-piece device designed to replace a diseased or damaged cornea or a failed human corneal graft. AlphaSphere® is a soft orbital implant that Argus is currently developing. Orbital implants are required when an eye is lost due to disease or trauma. The orbital implant occupies the space usually filled by the eyeball and provides substantial cosmetic benefits to the patient.

The Argus products are being developed and marketed to corneal surgeons by CooperVision’s ophthalmic surgery business unit, CooperVision Surgical, Inc.

Milex

In February 2004, CSI acquired Milex Products, Inc., a manufacturer and marketer of obstetric and gynecologic products and customized print services. Milex is a leading supplier of pessaries – products used to medically manage female urinary incontinence and pelvic support conditions – and also supplies cancer screening products, including endometrial and endocervical sampling devices and a breast biopsy needle for fine needle aspiration. Milex also publishes patient education materials that discuss prenatal and pregnancy issues, breast health, menopause and osteoporosis.

SURx, Inc.

In November 2003, CSI purchased from privately-held SURx, Inc., the assets and associated worldwide license rights for the Laparoscopic (LP) and Transvaginal (TV) product lines of its Radio Frequency (RF) Bladder Neck Suspension technology, which uses radio frequency based thermal energy instead of implants to restore continence.

RF Bladder Neck Suspension is a minimally invasive procedure used to treat genuine stress incontinence. Using low power, bipolar RF energy, the procedure shrinks tissue in the pelvic floor to lift the urethra and bladder neck to a more normal anatomical position. This procedure can be performed using either a laparoscopic or a transvaginal approach.

The SURx® System consists of a small, lightweight 15 watt SURx® Radio Frequency Generator that delivers RF energy to a single-use handheld applicator for each surgical approach.

RESEARCH AND DEVELOPMENT

Our Company-sponsored research and development expenditures during the fiscal years ended October 31, 2004, 2003 and 2002 were $6.5 million, $5.6 million and $4.3 million, respectively, representing 1% of net sales in each fiscal year. During fiscal 2004, CooperVision spent 61% and CooperSurgical spent 39% of the total. We did not participate in any customer-sponsored research and development programs.

Cooper employs 33 people in its research and development and manufacturing engineering departments. Outside specialists in lens design, formulation science, polymer chemistry, microbiology and biochemistry support product development and clinical research for CVI products. CSI conducts research and development in-house and also employs outside surgical specialists, including members of its surgical advisory board.

CVI continues to invest in two research programs: the development of an extended wear contact lens and an improved contact lens technology. Most of our R&D expense, other than the two programs, is for clinical, regulatory and other product development activities and not for basic research.

GOVERNMENT REGULATION

The U.S. Food and Drug Administration (FDA), other federal agencies and various foreign ministries of health regulate the development, testing, production and marketing of the Company’s products. The Federal Food, Drug and Cosmetic Act and other statutes and regulations govern the testing, manufacturing, labeling, storage, advertising and promotion of these products. If applicable regulations are not followed, companies may be subject to fines, product recall or seizure, suspension of production and criminal prosecution.

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

In connection with some of Cooper’s new products, we can submit an expedited procedure known as a 510(k) application for premarket notification to the FDA. Any product that can demonstrate that it is substantially equivalent to another device marketed before May 28, 1976, can use this procedure. If the new product is not substantially equivalent to a preexisting device or if the FDA rejects a claim of substantial equivalence, FDA marketing clearance requires extensive preclinical and clinical testing, substantially increasing the cost and delaying the time to market.

FDA and state regulations also require the Company to adhere to applicable “good manufacturing practices” (GMP). They require detailed quality assurance and record keeping and make periodic unscheduled regulatory inspections. The Company believes it is in compliance with GMP regulations.

Health authorities in foreign countries regulate Cooper’s clinical trials and medical device sales. The regulations vary widely from country to country. Even if the FDA has approved a product, the regulatory agencies in each country must approve new products before they may be marketed there.

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

All of Cooper’s currently marketed products have been cleared by all appropriate regulatory agencies, and none are being marketed under an Investigative Device Exemption.

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

RAW MATERIALS

CVI’s raw materials primarily consist of various chemicals and packaging materials. There are alternative supply sources for each of them. Raw materials used by CSI are generally available from more than one source. However, because some products require specialized manufacturing procedures, CSI could experience inventory shortages if it were required to use an alternative manufacturer on short notice.

MARKETING AND DISTRIBUTION

In the United States, Canada, United Kingdom, Brazil, Portugal, Italy, Spain, France, Holland, Sweden, Norway, Australia and South Africa, CVI markets its products through its field sales representatives, who call on optometrists, ophthalmologists, opticians and optical chains. In the United States, field sales representatives also call on distributors. In Japan and other countries outside North America, CVI uses distributors and has given most of them the exclusive right to market our products. In the United States, CVI augments its sales and marketing efforts with e-commerce, telemarketing and advertising in professional journals.

CSI’s products are marketed by a network of field sales representatives and distributors. In the United States, CSI augments its sales and marketing activities with e-commerce, telemarketing, direct mail and advertising in professional journals.

PATENTS, TRADEMARKS AND LICENSING AGREEMENTS

Cooper owns or licenses a variety of domestic and foreign patents, which, in total, are material to its overall business. The names of certain of Cooper’s products are protected by trademark registrations in the United States Patent and Trademark Office and, in some cases, also in foreign trademark offices. Applications are pending for additional trademark registrations. Cooper aggressively defends its intellectual property rights.

No individual patent or license is material to the Company or either of its principal business units other than:

•	Our non-exclusive Patent License Agreement dated as of December 2, 1997, between Cooper and Geoffrey Galley, Albert Moreland, Barry Bevis and Ivor Atkinson entered into in connection with the Company’s acquisition of Aspect Vision Care Limited (the Edge Patent License). This agreement expires in January 2010 and relates to patents used by CVI to produce a contact lens edge that provides superior comfort to the wearer. The edge forms a part of CVI’s products (both spherical and toric lenses) that are manufactured using a cast molding technology in the Company’s Hamble, England, and Norfolk, Virginia, facilities.

•	Our license related to products manufactured by CVI using the proprietary phosphorylcholine (PC) technology patents that we received in connection with the Company’s acquisition of Biocompatibles Eye Care, Inc. Our Proclear Compatibles® brand of spherical, multifocal and toric soft contact lenses are manufactured using this PC technology. This license term extends until the patents expire.

In addition to trademarks and patent licenses, the Company owns certain trade secrets, copyrights, know-how and other intellectual property.

DEPENDENCE ON CUSTOMERS

Neither of our business units depends to any material extent on any one customer or any one affiliated group of customers.

GOVERNMENT CONTRACTS

Neither of our business units is materially subject to profit renegotiation or termination of contracts or subcontracts at the election of the United States government.

BACKLOG

Backlog is not a material factor in either of Cooper’s business units.

SEASONALITY

CVI’s contact lens sales in its first fiscal quarter, which runs from November 1 through January 31, are typically lower than subsequent quarters, as patient traffic to practitioners’ offices is relatively light during the holiday season.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Federal, state and local provisions that regulate the discharge of materials into the environment, or relate to the protection of the environment, do not currently materially affect Cooper’s capital expenditures, earnings or competitive position.

WORKING CAPITAL

Cooper has not required any material working capital arrangements in the past five years.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

The information required by this item is included in Note 12 “Business Segment Information” of our Financial Statements and Supplementary Data, included in this report.

EMPLOYEES

On October 31, 2004, Cooper had approximately 4,100 employees. The Company believes that its relations with its employees are good.

AVAILABLE INFORMATION

The Cooper Companies, Inc. Internet address is http://www.coopercos.com. Our annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (SEC) are publicly available free of charge on our Web site as soon as reasonably practicable. The Company’s Corporate Governance Principles, Ethics and Business Conduct Policy and Board of Directors’ committee charters are also posted on the Web site. The information on the Company’s Web site is not part of this or any other report we file with, or furnish to, the SEC.

Item 2. Properties.

The following are Cooper’s principal facilities as of October 31, 2004:

Location	Operations	Approx. Floor Area (Sq. Ft.)	Owned or Leased	Lease Expiration
United States
Pleasanton, CA	Executive Offices	13,700	Leased	Sept. 2005
Lake Forest, CA	Executive Offices and CVI Offices	8,100	Leased	April 2010
Huntington Beach, CA	CVI Manufacturing & Technical Offices	19,800	Leased	Sept. 2007
Fairport, NY	CVI Administrative Offices & Marketing	45,100	Leased	July 2015
Scottsville, NY	CVI Manufacturing and Research	49,500	Owned	N/A
Henrietta, NY	CVI Distribution and Warehouse Facility	117,400	Leased	Feb. 2008
Norfolk, VA	CVI Manufacturing, Offices and Warehouse Facilities	39,000	Owned	N/A
Norfolk, VA	CVI Distribution	10,400	Leased	Sept. 2007
Trumbull, CT	CSI Manufacturing, Research and Development, Marketing, Distribution and Warehouse Facilities	92,000	Leased	May 2011

Canada
Markham, ON	CVI Offices, Manufacturing Distribution and Warehouse Facilities	23,000	Leased	Feb. 2005
St. Liboire, QC	CSI Manufacturing and Administrative	24,273	Owned	N/A

United Kingdom - England
Hamble, Hampshire	CVI Manufacturing, Research and Development, Marketing and Administrative Offices	129,400	Owned	N/A
Fareham, Hampshire	CVI Manufacturing and Administrative	29,600	Leased	Jan. 2018
Fareham, Hampshire	CVI Manufacturing and Warehouse	35,000	Leased	June 2013
Fareham, Hampshire	CVI Manufacturing	30,300	Leased	Sept. 2023
Fareham, Hampshire	CVI Warehouse	36,000	Leased	Aug. 2005

Italy
Milan	CVI Warehouse and Administrative	29,100	Leased	Sept. 2008

Australia
Adelaide, South Australia	CVI Manufacturing, Distribution and Administration	14,800	Leased	July 2008

The Company believes its properties are suitable and adequate for its businesses.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal 2004, the Company did not submit any matters to a vote of the Company’s security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock, par value ten cents per share, is traded on the New York Stock Exchange, under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2004 and 2003:

Quarterly Common Stock Price Range

	2004		2003
Years Ended October 31,	High	Low	High	Low
Quarter Ended
January 31	$49.35	$41.50	$31.47	$23.10
April 30	$55.61	$46.23	$31.01	$25.12
July 31	$63.65	$52.58	$36.30	$27.75
October 31	$71.48	$56.56	$44.75	$32.03

At December 31, 2004, there were 800 common stockholders of record and 825 at December 31, 2003.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of six cents per share, in two semiannual payments of three cents each. In dollar terms, we paid cash for dividends of $1.9 million in 2004 and $2 million in 2003.

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In thousands, expect per share amounts)	2004	2003		2002	2001	2000
Consolidated Operations
Net sales	$490,176	$411,790		$315,306	$234,572	$201,217

Gross profit	$315,830	$265,202		$199,493	$153,368	$133,117

Income from continuing operations before income taxes	$112,489	$90,487		$65,169	$52,128	$42,127
Provision for income taxes	19,664	21,717		16,294	14,992	12,727

Income before items below	92,825	68,770		48,875	37,136	29,400
Cumulative effect of change in accounting principle	—	—		—	—	(432)

Net income	92,825	68,770		48,875	37,136	28,968

Add interest charge applicable to convertible debt, net of tax	2,095	726		—	—	—

Income for calculating diluted earnings per share	$94,920	$69,496	(1)	$48,875	$37,136	$28,968

Diluted earnings per share:
Continuing operations	$2.59	$2.09	(1)	$1.57	$1.22	$1.01
Cumulative effect of change in accounting principle	—	—		—	—	(0.01)

	$2.59	$2.09	(1)	$1.57	$1.22	$1.00

Diluted shares excluding shares applicable to convertible debt	34,023	32,274		31,189	30,491	29,019
Shares applicable to convertible debt	2,590	971		—	—	—

Average number of shares used to compute diluted earnings per share	36,613	33,245	(1)	31,189	30,491	29,019

Consolidated Financial Position
Current assets	$304,498	$264,224		$198,910	$155,205	$112,685
Property, plant and equipment, net	151,065	116,277		87,944	61,028	47,933
Goodwill	310,600	282,634		238,966	131,732	96,905
Other intangible assets, net	31,768	15,888		14,651	13,890	13,949
Other assets	13,630	26,541		30,644	34,994	51,093

	$811,561	$705,564		$571,115	$396,849	$322,565

Short-term debt	$20,871	$20,658		$36,333	$8,249	$8,094
Other current liabilities	95,638	94,765		90,348	59,724	57,181
Long-term debt	144,865	165,203		127,318	60,553	40,257
Other liabilities	6,026	2,891		5,674	12,039	18,595

Total liabilities	267,400	283,517		259,673	140,565	124,127
Stockholders’ equity	544,161	422,047		311,442	256,284	198,438

	$811,561	$705,564		$571,115	$396,849	$322,565

(1)	As discussed in Note 4 to the audited financial statements, the Company has restated its diluted earnings per share beginning in the third fiscal quarter of 2003 to reflect the accounting change for contingently convertible debentures.

Two Year Quarterly Financial Data

(Unaudited)

(In thousands, except per share amounts)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2004
Net sales	$109,734		$120,552		$129,079		$130,811

Gross profit	$69,956		$78,385		$83,134		$84,355

Income before income taxes	$23,838		$27,517		$29,755		$31,379
Provision for income taxes	5,483		5,818		5,707		2,656

Net income	18,355		21,699		24,048		28,723

Add interest charge applicable to convertible debt, net of tax	523		524		524		524

Income for calculating diluted earnings per share	$18,878	(1)	$22,223	(1)	$24,572	(1)	$29,247

Diluted earnings per share	$0.52	(1)	$0.61	(1)	$0.67	(1)	$0.79

Diluted shares excluding shares applicable to convertible debt	33,543		33,931		34,128		34,342
Shares applicable to convertible debt	2,590		2,590		2,590		2,590

Number of shares used to compute diluted earnings per share	36,133	(1)	36,521	(1)	36,718	(1)	36,932

2003
Net sales	$94,014		$96,368		$108,442		$112,966

Gross profit	$59,367		$62,420		$68,632		$74,783

Income before income taxes	$18,473		$20,282		$24,046		$27,686
Provision for income taxes	4,618		5,071		5,383		6,645

Net income	13,855		15,211		18,663		21,041

Add interest charge applicable to convertible debt, net of tax	—		—		202		524

Income for calculating diluted earnings per share	$13,855		$15,211		$18,865	(1)	$21,565	(1)

Diluted earnings per share	$0.44		$0.48		$0.56	(1)	$0.61	(1)

Diluted shares excluding shares applicable to convertible debt	31,601		31,789		32,398		33,033
Shares applicable to convertible debt	—		—		1,295		2,590

Number of shares used to compute diluted earnings per share	31,601		31,789		33,693	(1)	35,623	(1)

(1)	As discussed in Note 4 to the audited financial statements, the Company has restated its diluted earnings per share beginning in the third fiscal quarter of 2003 to reflect the accounting change for contingently convertible debentures.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to the “Notes to Consolidated Financial Statements” beginning on page 40 of this Form 10-K.

RESULTS OF OPERATIONS

In this section, we discuss the results of our operations for fiscal 2004 as compared to fiscal 2003 and the results of our operations for fiscal 2003 as compared to fiscal 2002. Certain prior period amounts have been reclassified to conform to the current period’s presentation. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Highlights: Fiscal Year 2004 vs. Fiscal Year 2003

•	Net sales up 19% to $490.2 million.

•	Gross profit up 19%; gross margin, 64% of net sales.

•	Operating income up 23% to $116.8 million. Operating margin at 24% of net sales up by 1 percentage point.

•	Effective tax rate (provision for income taxes divided by income before income taxes) down to 17.5% from 24%.

•	Diluted earnings per share up 24% to $2.59 from $2.09.

Selected Statistical Information – Percentage of Net Sales and Growth

Years Ended October 31,	2004	% Growth	2003	% Growth	2002
Net sales	100%	19%	100%	31%	100%
Cost of sales	36%	19%	36%	27%	37%

Gross profit	64%	19%	64%	33%	63%
Selling, general and administrative	39%	17%	40%	29%	40%
Research and development	1%	17%	1%	29%	1%
Amortization	—	34%	—	4%	1%

Operating income	24%	23%	23%	42%	21%

Net Sales

Cooper’s two business units, CooperVision (CVI) and CooperSurgical (CSI) generate all its sales:

•	CVI markets, develops and manufactures a broad range of soft contact lenses for the worldwide vision care market.

•	CSI markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew by 19% in 2004 and 31% in 2003. Both CVI and CSI have consistently achieved double-digit net sales growth over the three-year period driven by organic growth as well as acquisitions.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Growth

($ in millions)	2004 vs. 2003		2003 vs. 2002
Business unit
CVI	$59.1	18%	$85.7	35%
CSI	$19.3	23%	$10.8	15%

2004 Compared with 2003

CVI Net Sales

Practitioner and patient preferences in the worldwide contact lens market continue to change. The major shifts are from:

•	Conventional lenses replaced annually to disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months.

•	Commodity lenses to specialty lenses including toric lenses, cosmetic lenses, multifocal lenses and lenses for patients experiencing the symptoms of dry eye syndrome.

•	Commodity spherical lenses to value-added spherical lenses such as lenses with aspherical optical properties.

These shifts favor CVI’s line of specialty products, which comprise over 62% of CVI’s worldwide business and 70% of its revenue in the United States.

Definitions: Lens revenue consists of sales of spherical lenses, which include aspherically designed lenses and specialty lenses – toric, cosmetic, multifocal lenses and lenses for patients with dry eyes.

•	Aspheric lenses correct only for near- and farsightedness, but they have additional optical properties that help improve visual acuity in low light conditions and can correct low levels of astigmatism and low levels of presbyopia, an age-related vision defect.

•	Toric lens designs correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

•	Multifocal lenses are designed to correct presbyopia.

•	Proclear® lenses help enhance tissue/device compatibility for patients experiencing mild discomfort relating to dry eyes during lens wear.

The primary reasons for CVI’s 2004 revenue growth include continued global market share gains during the year with disposable toric revenue up 45%, total toric product revenue up 22% and disposable sphere revenue up 20%. CVI’s line of specialty lenses grew 23% during the year. Sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement including within rapidly growing specialty lenses. Sales increases also resulted from the global rollout of Proclear® toric and multifocal lenses which, respectively, increased 96% and 94% to $15.7 million and $11.4 million in the twelve-month period. While unit

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

growth and product mix have influenced revenue growth, average realized prices by product have not materially influenced revenue growth.

Since the acquisition of Biocompatibles in fiscal 2002, CVI has actively marketed Proclear® lenses. In many cases, practitioners now recommend Proclear® lenses rather than older CVI products.

CVI Net Sales

($ in millions)	2004		2003		Growth
Reported:
U.S.	$184.7	48%	$164.8	50%	12%
International	204.0	52%	164.8	50%	24%

Total reported	$388.7	100%	$329.6	100%	18%

International sales grew 24% (12% in constant currency) to $204 million in the year, led by sales of two-week and monthly sphere products, which grew $23.3 million, or 27%. Also, sales of two-week and monthly toric products grew 62%, or $20.9 million. International sales growth was partially offset by declines in conventional spheres and torics of 17% and 16%, respectively.

Sales in the United States grew 12% in fiscal 2004, primarily due to sales of two-week and monthly toric products, which grew 32% to $56.3 million. Also, sales of the Biocompatibles product lines, especially the sales of Proclear® specialty lenses, enhanced the revenue growth.

CVI New Products and Markets

During 2004, CVI expanded its product offerings:

•	Two-week disposable toric lens to correct astigmatism introduced in Japan.

•	Proclear® disposable multifocal, a disposable product for wearers with both presbyopia, the blurring of vision that occurs with aging, and the symptoms of dry eye syndrome, introduced in European markets.

Outlook

We believe that CVI will continue to compete successfully in the worldwide contact lens market with its disposable and frequently replaced lenses (DPR), toric lenses, aspheric lenses and newer specialty lenses including Proclear® products for lens wearers who experience mild dry eye discomfort, cosmetic lenses (both those that change and those that accentuate the eye’s natural color) and multifocal lenses. In the U.S., market demographics are favorable, as the teenaged population, the age when most contact lens wear begins, is projected to grow considerably over the next two decades. The reported incidence of myopia continues to increase worldwide. We expect greater market penetration in Europe and the Far East as practitioners increasingly prescribe more specialty lenses.

The acquisition of Ocular Sciences, Inc. (Ocular) brings a number of benefits to the Company.

•	The CVI and Ocular product lines are highly complementary. Ocular’s disposable spherical lenses, daily wear lenses and silicone hydrogel extended wear technology augment CVI’s line of specialty

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

lenses, making the combined entity fully competitive in all major contact lens product categories in all major markets around the world.

•	In North America, the world’s largest contact lens market, Ocular’s strength in large retail optometric chain customers complements CVI’s strength on independent professional optometric customers.

•	Ocular’s strong presence in Japan and the Asia Pacific region provides CVI with more rapid access to significant market share in the world’s second largest contact lens market where CVI currently has a low market share.

•	Ocular’s European operations, especially their strong position in Germany, complement CVI’s strong British, French, Italian and Spanish businesses.

•	Ocular’s Gen II manufacturing process supports CVI’s CooperSync™ programs targeted at lower cost lens manufacturing resulting, over time, in reduced production costs and improved gross margins.

We anticipate that CVI will continue its revenue growth at rates faster than the anticipated constant currency market increase of 8% - 10%.

CSI Net Sales

Women’s healthcare products used primarily in obstetricians’ and gynecologists’ practices generate about 90% of CSI’s revenue. The balance are sales of medical devices outside of women’s healthcare where CSI does not actively market. In 2004, CSI’s sales increased 23% to $101.5 million, $19.3 million above 2003, primarily due to recent acquisitions. Organic growth of existing products was about 4%. While unit growth and product mix have influenced organic revenue growth, average realized prices by product have not materially influenced such growth.

Results of operations of acquired companies are included in our consolidated results beginning on the acquisition date. We discuss acquisitions completed in fiscal 2004 below. Acquisitions completed in fiscal 2003 are discussed under “2003 Compared with 2002” in the “CSI Net Sales” section.

2004 CSI Acquisitions (See Note 2)

•	In December 2003, CSI announced the purchase from privately-held SURx, Inc., of the assets and associated worldwide license rights for the Laparoscopic (LP) and Transvaginal (TV) product lines of its Radio Frequency (RF) Bladder Neck Suspension technology, which uses radio frequency based thermal energy instead of implants to restore continence.

•	In February 2004, Cooper acquired Milex Products, Inc., a manufacturer and marketer of obstetric and gynecologic products and customized print services. Milex is a leading supplier of pessaries – products used to medically manage female urinary incontinence and pelvic support conditions – and also supplies cancer screening products, including endometrial and endocervical sampling devices and a breast biopsy needle for fine needle aspiration. Milex also publishes patient education materials that discuss prenatal and pregnancy issues, breast health, menopause and osteoporosis.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Demographics

Favorable demographic trends also support CSI’s business. The women of the “baby-boomer” generation are now reaching the age when gynecological procedures are performed most frequently, and CSI has, through both acquisition and internal development, built an extensive product line to diagnose and treat these patients.

Outlook

We anticipate that CSI will continue to consolidate the women’s healthcare market. Fiscal 2005 revenue is expected to range from $115 million to $118 million.

During 2004, following the acquisition of Milex, CSI implemented an initiative to expand its sales and marketing efforts in order to increase organic growth over the next several years. These programs will focus on CSI’s products in the incontinence, infertility and female sterilization markets using its restructured sales force of independent and direct sales representatives.

2003 Compared with 2002

CVI Net Sales

CVI’s worldwide sales grew 35% in fiscal 2003. CVI reported net sales include Biocompatibles revenue beginning in March 2002. In the following table, we adjust CVI reported sales by adding Biocompatibles’ sales for the four-month period in fiscal 2002 that we did not own them (as shown on the Biocompatibles’ unaudited ledgers) to the year’s actual results. The total represents the lens business we now own.

Since the acquisition of Biocompatibles, CVI has actively marketed Proclear® lenses. In many cases, practitioners now recommend Proclear® lenses rather than older CVI products.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CVI Net Sales

($ in millions)	2003	2002	Growth
Reported:
U.S.	$164.8	$131.3	26%
International	164.8	112.6	46%

Total reported	$329.6	$243.9	35%

Adjustments – To include Biocompatibles sales for comparable periods:

Four months ended February 28, 2002
U.S.		$6.3
International		18.8

Soft lens revenue		$25.1

As adjusted:
U.S.	$164.8	$137.6	20%
International	164.8	131.4	25%

Total as adjusted	$329.6	$269.0	23%

Total adjusted worldwide sales grew 23% (16% in constant currency) in 2003.

International sales grew 25% (12% in constant currency) to $164.8 million in the year, led by sales of two-week and monthly sphere products, which grew $24.7 million, or 40%. Also, sales of two-week and monthly toric products grew 42% or $10 million.

Adjusted sales in the United States grew 20% in fiscal 2003, primarily due to sales of two-week and monthly sphere products, which grew 33% to $14.4 million. Also, sales of two-week and monthly toric products grew 47% to $14 million. The acquisition of Biocompatibles product lines, especially the sales of Proclear® and other specialty lenses, enhanced the revenue growth.

The primary reasons for the 2003 revenue growth were:

•	21% increase in toric lens sales.

•	Continued momentum in Europe with sales up 20%

•	Growth in disposable spheres up 37%.

CSI Net Sales

Women’s healthcare products used primarily by obstetricians and gynecologists generate about 90% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare where CSI does not actively market. In 2003, CSI’s sales increased 15% to $82.2 million, $10.8 million above 2002, primarily due to acquisitions. The reported growth was slowed by declining sales in more mature product lines, softness in the equipment portion of the market and a delay in replacing an in-vitro fertilization catheter that CSI could no longer market when an exclusive distributor relationship ended.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

2003 CSI Acquisitions (See Note 2)

•	In May, acquired Prism Enterprises, LP, which develops, manufacturers and markets medical devices and disposable products for the obstetric, neonatal and gynecological market.

•	In October, acquired Avalon Medical Corporation the United States distributor of the Filshie® Clip, a device used worldwide to perform female sterilization.

2004 Compared to 2003 and 2003 Compared to 2002

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2004	2003	2002
CVI	67%	67%	67%
CSI	55%	54%	51%
Consolidated	64%	64%	63%

CVI’s gross margin for fiscal 2004, at 67%, was equal to 2003 and 2002. CVI manufactures about 66% of its lenses in the United Kingdom. The favorable impact of currency on revenue is offset by the unfavorable impact on manufacturing costs. In addition, we have lower gross margin on sales to Asia-Pacific distributors, which increased 27%.

CSI’s gross margin improved to 55% from 54% in 2003 as we completed the integration of acquisitions including Prism and Avalon.

CSI’s 2003 gross margin was 54% of net sales, up from 51% in 2002. CSI’s 2002 margin was 54% prior to the impact of a charge against cost of sales of about $2 million for the phase out of the Cerveillance® colposcopy system.

For fiscal 2005, absent the impact of future acquisitions, we expect that CSI gross margins from recurring activities will improve as we complete integration of recent acquisitions and progress with the initiative to expand sales and marketing efforts targeted at organic growth.

Selling, General and Administrative Expense (SGA)

(In millions)	2004	2003	2002
CVI	$147.9	$127.4	$98.9
CSI	31.9	23.7	20.3
Headquarters	10.7	11.8	7.5

	$190.5	$162.9	$126.7

Consolidated SGA increased by 17% in 2004 and 29% in 2003, which support the increase in sales. As a percentage of net sales, consolidated SGA was 39% in fiscal 2004 and 40% in 2003 and 2002.

CVI’s SGA increased 16% in 2004 and 29% in 2003. SGA as a percentage of net sales improved to 38% in 2004 from 39% in 2003 on reductions of advertising and distribution costs. However, selling, promotion and distribution costs to introduce new products continued in 2004.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CSI’s 2004 SGA increased 35% over 2003, which support the 23% increase in sales. Selling and marketing costs increased to support CSI’s initiative to increase organic growth. In 2003, SGA increased 16% over 2002.

Corporate headquarters’ SGA decreased to 2.2% of consolidated net sales from 2.9% in 2003 and 2.4% in 2002. Headquarters’ 2004 expenses decreased 9% to $10.7 million as expenses to maintain our global trading arrangement declined. Headquarters’ 2003 expenses increased 58% over 2002 due to various projects associated with our global trading arrangement.

Research and Development Expense

Research and development expense was 1% of net sales in fiscal 2004, 2003 and 2002: $6.5 million in 2004, $5.6 million in 2003 and $4.3 million in 2002.

CVI continues to invest in two research programs: the development of an extended wear contact lens and an improved contact lens technology. Most of our R&D expense, other than the two programs, is for clinical, regulatory and other product development activities and not for basic research.

Amortization of Intangibles

Amortization of intangibles was $2.1 million in 2004 and $1.5 million in 2003 and 2002. Amortization expense increased in fiscal 2004 primarily due to acquired intangible assets.

Operating Income

Operating income grew $49.8 million or 74% between 2002 and 2004:

Years Ended October 31, ($ in millions)	2004	2003	2002
CVI	$106.6	$88.8	$60.4
CSI	20.9	18.2	14.1
Headquarters	(10.7)	(11.8)	(7.5)

	$116.8	$95.2	$67.0

Percent growth	23%	42%	22%

Other Income, Net

Years Ended October 31, (In thousands)	2004	2003	2002
Interest income	$351	$246	$179
Gain on sale of Quidel stock	1,443	621	1,168
Gain on Litmus/Quidel transaction	—	—	2,075
Foreign exchange gain	69	1,815	1,774
Settlement of dispute	(377)	(500)	—
Other	256	27	(124)

	$1,742	$2,209	$5,072

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Gain on Sale of Quidel Stock

In fiscal 2004, 2003 and 2002, we sold 339,725, 250,000 and 592,000 shares of Quidel stock, and realized gains of approximately $1.4 million, $621,000 and $1.2 million, respectively (see Note 7).

Gain on Litmus/Quidel Transaction

In the first quarter of 2001, Quidel Corporation (Quidel) acquired Litmus Concepts, Inc. (Litmus) through an exchange of common stock. Cooper held a preferred equity position in Litmus, which equated to approximately a 10 percent ownership. As a result of this transaction, we received 1,138,725 shares of Quidel’s common stock. In the third quarter of 2002, we received an additional 334,727 shares of Quidel that were held in escrow and recorded a gain of $2.1 million, based on the fair market value of Quidel shares on the day we received them.

Foreign Exchange

In 2004, the pound strengthened against the dollar, resulting in a net gain of about $69,000. We have taken steps to minimize this exposure. Our policy continues to be to hedge foreign exchange exposure whenever possible.

In 2003, the pound strengthened against the dollar, resulting in a net gain of about $1.8 million. When we acquired Biocompatibles, we inherited intercompany accounts in various currencies, primarily pounds sterling.

In 2002, the acquisition of Biocompatibles and additional capitalization for international operations provided about $21 million in pounds sterling to a U.K. affiliate for short-term financing. While the loans were outstanding, the pound strengthened against the dollar, and a net gain of about $1.5 million resulted when the loan was repaid. Additional gains of $300,000 resulted from currency exposures that were acquired and not hedged.

Settlement of Dispute

In 2004, we paid $377,000 to settle a legal dispute, and in 2003 we paid a one-time fee of $500,000 to settle a legal dispute.

Interest Expense

Interest expense was $6 million in 2004, $7 million in 2003 and $6.9 million in 2002. Interest expense decreased in 2004, reflecting a general decrease in interest rates and reduced debt levels due to strong operating cash flow.

Provision for Income Taxes

Our effective tax rate (ETR) for fiscal 2004 was 17.5% down from fiscal 2003’s effective tax rate (ETR) of 24% and fiscal 2002’s ETR of 25%. The reduction of our ETR resulted from a greater percent of our income being taxed at rates substantially lower than the U.S. statutory rate. We expect our ETR to be 21% for fiscal 2005.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

With anticipated faster growth outside the U.S. and a favorable mix of products manufactured outside the U.S., Cooper now expects that its net operating loss carryforwards (NOLs) in the U.S. will last through 2007.

We implemented a global trading arrangement in fiscal 1999 to minimize both the taxes reported in our statement of income and the actual taxes we will have to pay when we use all the benefits of our NOLs. The global trading arrangement consisted of a restructuring of legal ownership for the CooperVision foreign sales and manufacturing subsidiaries.

The stock of those subsidiaries is now owned by a single foreign holding company, which centrally directs much of the activities of those subsidiaries. The foreign holding company has applied for and received the benefits of a reduced tax rate under a special tax regime available in its country of domicile. Assuming no other major acquisitions or large stock issuance, we currently expect that this plan will extend the cash flow benefits of the existing NOLs through 2007, and that actual cash payments of taxes will average less than 5% of pretax profits over this period. After 2007, actual cash payments of taxes are expected to average less than 20% of pretax profits.

CAPITAL RESOURCES AND LIQUIDITY

Year 2004 Highlights

•	Operating cash flow up 27% to $101.2 million vs. $79.6 million in 2003.

•	Completed four acquisitions and paid other acquisition costs totaling $63.9 million.

•	Expenditures for purchases of property, plant and equipment $40.5 million vs. $33.9 million in 2003.

Comparative Statistics

Years Ended October 31, ($ in millions)	2004	2003
Cash and cash equivalents	$39.4	$47.4
Total assets	$811.6	$705.6
Working capital	$188.0	$148.8
Total debt	$165.7	$185.9
Stockholders’ equity	$544.2	$422.0
Ratio of debt to equity	0.30:1	0.44:1
Debt as a percentage of total capitalization	23%	31%

Operating Cash Flows

Cash flow provided from operating activities continues as Cooper’s major source of liquidity, totaling $101.2 million in fiscal 2004 and $79.6 million in 2003.

Major uses of cash for operating activities included payments of $3.5 million for income taxes, $5.4 million in interest payments, $3 million final payment on a previously accrued dispute settlement

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

with Medical Engineering Corporation, a subsidiary of Bristol-Myers Squibb Company, pursuant to a 1993 settlement agreement and $3.1 million to fund 2003 entitlements under Cooper’s bonus plans.

Working capital increased $39.2 million in fiscal 2004, as cash decreased $8 million, primarily to fund acquisitions, marketable securities decreased $3.9 million from sales of securities and the decline of the market value of securities available for sale, current accrued liabilities and accounts payable increased $900,000, and short-term debt increased $200,000, partially offset by increases of $17.9 million in inventory, $14.6 million in receivables and $19.7 million in current deferred tax assets and other. The increase in inventory is due to the growth in the overall business, planned inventory increases to improve service levels, acquisitions and the effect of foreign exchange. The increase in receivables is primarily due to the increase in sales.

At the end of fiscal 2004, Cooper’s inventory months on hand was 6.9 versus 7.0 at fiscal year end 2003. Cooper continued to improve its receivable collections with days of sales outstanding (DSO’s) at the end of the current year declining to 65 days from 67 days at October 31, 2003. Looking forward, we expect DSO’s in the mid to upper 60’s to low 70’s given continued strong growth expectations outside the United States where DSO’s are higher. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flows

The cash outflow of $100.6 million for investing activities was driven by payments of $63.9 million on acquisitions and capital expenditures of $40.5 million used primarily to expand manufacturing capacity and the continued rollout of new information systems. The cash outflow was partially offset by $3.8 million of cash received from the sale of marketable securities.

Financing Cash Flows

The cash outflow of $8.7 million from financing activities was driven by net repayment of debt of about $20.5 million and dividends paid on our common stock of $1.9 million offset by $13.7 million from the exercise of stock options.

OFF BALANCE SHEET ARRANGEMENTS

None.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2004, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	2005	2006 & 2007	2008 & 2009	2010 & Beyond
Contractual obligations:
Long-term debt	$19.1	$32.0	$0.2	$112.4
Capital leases	1.2	0.2	—	—
Operating leases	7.2	11.3	8.2	17.6

Total contractual obligations	27.5	43.5	8.4	130.0

Commercial commitments:
Stand-by letters of credit	3.9	—	—	—

Total	$31.4	$43.5	$8.4	$130.0

The expected future benefit payments for pension plans for years one through ten are disclosed in Note 10, “Employee Benefits.”

Risk Management (See Note 1)

Most of our operations outside of the United States have their reporting currency as their functional currency. We are exposed to risks caused by changes in foreign exchange principally on balances denominated in other than the locations’ functional currency. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on each of our revolving credit agreement and term loan debt varies with the London Interbank Offered Rate. We have decreased this risk by issuing fixed rate debt in the form of 2.625% convertible debentures.

Outlook

We believe that cash and cash equivalents on hand of $39.4 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. At October 31, 2004, we had $143.1 million available under the KeyBank line of credit.

See Note 13, “Subsequent Events” in the Notes to Consolidated Financial Statements for the effect of the January 6, 2005, acquisition of Ocular Sciences, Inc.

Inflation and Changing Prices

Inflation had no appreciable effect on our operations in the last three years.

New Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (FASB) ratified the consensus of the Emerging Issues Task Force (EITF) with respect to Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The EITF’s consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

computations of diluted earnings per share (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. Additionally, in its efforts to converge with international accounting standards, the FASB has issued an Exposure Draft, “Earnings Per Share – an amendment of FASB Statement No. 128.” This Exposure Draft states that contingent convertible securities which contain an option to settle in cash or stock be assumed to settle in stock for purposes of computing diluted earnings per share.

Cooper currently has $115 million of outstanding contingently convertible senior debentures (Debentures) due on July 1, 2023. The Debentures are convertible into 22.5201 shares of our common stock per $1,000 principal amount of Debentures or approximately 2.6 million shares. In our fiscal fourth quarter 2004, the debentures became convertible as our share price exceeded 120% of the conversion price for 20 consecutive trading days in the 30 consecutive trading day period ending on the last trading day of the quarter ended July 31, 2004. However, prior to July 1, 2008, we may not redeem at our option nor may a holder require us to repurchase any outstanding debentures.

During the fourth fiscal quarter 2004, the Company elected to adopt the provisions of EITF Issue No. 04-8 and as a result included the dilutive effect of the debentures in its diluted earnings per share calculation from the time of issuance of the debentures – our fiscal third quarter 2003, in accordance with the if-converted methodology under FASB Statement No. 128. Accordingly, prior period diluted EPS has been restated (see Note 4).

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)). It requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in effect removing the option, stated in FASB No. 123, to apply the guidance in Opinion 25. This statement is effective as the beginning of the first reporting period that begins after June 15, 2005, or our fourth fiscal quarter 2005. Transition may be accomplished using the modified prospective application or the modified retrospective application.

Cooper currently measures compensation costs related to share-based payments under Opinion 25, as allowed by FASB No. 123. This will affect both our net income and earning per share as determined by the transition methodology in Statement 123(R).

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

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

•	Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured. For contact lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business, since a high percentage of our revenue is from direct sales to doctors.

•	Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the fact that patients require satisfaction of healthcare needs in both strong and weak economics.

•	Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand to maintain high customer service levels.

•	Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” We no longer amortize goodwill. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2004, and our analysis indicated that we have no goodwill impairment.

The FASB Statement No. 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. When available and as appropriate, we use comparative market multiples to corroborate fair value results. A reporting unit is the level of reporting at which goodwill is tested for impairment.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Our reporting units are the same as our business segments – CooperVision and CooperSurgical – reflecting the way that we manage our business. Our most recent estimate of fair value, at the time of our May 1, 2004, review and using several valuation techniques including assessing industry multiples, for CooperVision ranged from $1 billion to $1.6 billion compared to a carrying value of $438 million and for CooperSurgical fair value ranged from $317 million to $461 million compared to a carrying value of $167 million.

•	Business combinations – We routinely consummate business combinations. We allocate the purchase price of acquisitions based on our estimates and judgments of the fair value of net assets purchased, acquisition costs incurred and intangibles other than goodwill. On individually significant acquisitions, we utilize independent valuation experts to provide a basis in order to refine the purchase price allocation, if appropriate. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition.

•	Income taxes – As part of the process of preparing our consolidated financial statements, we must estimate a portion of our income tax expense for each of the jurisdictions in which we operate. This process requires significant Management judgments and involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as judging the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. The Company currently has $42.9 million of deferred tax assets that primarily represent the future benefit of U.S. net operating loss carryforwards, which expire between 2006 and 2020. To the extent these net operating losses are not used timely by future profits, a valuation allowance or write-off could result. Tax exposures can involve complex issues and may require an extended period to resolve. Frequent changes in tax laws in each jurisdiction complicate future estimates. We are required to estimate full-year income and the related income tax expense in each jurisdiction. We adjust the estimated effective tax rate for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate, and such changes could be material.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

The Company is exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. The Company’s policy is to minimize, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into interest rate swaps and foreign currency forward exchange contracts, respectively. The Company does not enter into derivative financial instrument transactions for speculative purposes. Additional information for this item is incorporated by reference to “Derivatives” in Note 1 “Summary of Significant Accounting Policies” and in Note 7 “Financial Instruments” of Notes to Consolidated Financial Statements included in Part II Item 8, “Financial Statements and Supplementary Data.”

Long-term Debt

Total debt decreased to $165.7 million at October 31, 2004, from $185.9 million at October 31, 2003. Long-term debt includes $115 million of convertible senior debentures (see “Convertible Senior Debentures” in Note 6 “Debt”) issued in fiscal year 2003, and the proceeds were used to reduce amounts drawn under our revolving credit facility and for additional funding requirements.

October 31, (In millions)	2004	2003
Short-term debt	$20.9	$20.7
Long-term debt	144.8	165.2

Total	$165.7	$185.9

As of October 31, 2004, the scheduled maturities of the Company’s fixed and variable rate long-term debt obligations (excluding capitalized leases), their weighted average interest rates and their estimated fair values were as follows:

Expected Maturity Date Fiscal Year ($ in millions)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	$—	$—	$—	$—	$112.3	$112.3	$194.0
Average interest rate						2.6%
Variable interest rate	$19.7	$22.4	$9.6	$0.1	$0.1	$0.1	$52.0	$52.0
Average interest rate	3.4%	3.5%	4.9%	4.9%	4.9%	4.9%

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Cooper Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of income, cash flows and comprehensive income for each of the years in the three-year period ended October 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

San Francisco, California

December 10, 2004

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In thousands, except per share amounts)	2004	2003		2002
Net sales	$490,176	$411,790		$315,306
Cost of sales	174,346	146,588		115,813

Gross profit	315,830	265,202		199,493
Selling, general and administrative expense	190,534	162,852		126,730
Research and development expense	6,493	5,573		4,315
Amortization of intangibles	2,052	1,535		1,477

Operating income	116,751	95,242		66,971
Interest expense	6,004	6,964		6,874
Other income, net	1,742	2,209		5,072

Income before income taxes	112,489	90,487		65,169
Provision for income taxes	19,664	21,717		16,294

Net income	$92,825	$68,770		$48,875

Basic earnings per share	$2.85	$2.20		$1.60

Diluted earnings per share	$2.59	$2.09	(1)	$1.57

Number of shares used to compute earning per share:
Basic	32,534	31,226		30,568

Diluted	36,613	33,245	(1)	31,189

(1)	As discussed in Note 4 to the audited financial statements, the Company has restated its diluted earnings per share beginning in the third fiscal quarter of 2003 to reflect the accounting change for contingently convertible debentures.

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, (In thousands)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$39,368	$47,433
Trade accounts receivable, net of allowances of $4,486 in 2004 and $5,924 in 2003	99,269	84,607
Inventories	107,607	89,718
Deferred tax assets	20,296	14,616
Marketable securities	1,829	5,746
Prepaid expenses and other current assets	36,129	22,104

Total current assets	304,498	264,224

Property, plant and equipment, at cost	221,373	175,023
Less accumulated depreciation and amortization	70,308	58,746

	151,065	116,277

Goodwill	310,600	282,634
Other intangibles	31,768	15,888
Deferred tax assets	10,315	22,367
Other assets	3,315	4,174

	$811,561	$705,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$20,871	$20,658
Accounts payable	21,684	16,227
Employee compensation and benefits	22,376	15,846
Accrued acquisition costs	11,843	15,299
Accrued income taxes	15,171	15,880
Other accrued liabilities	24,564	31,513

Total current liabilities	116,509	115,423

Long-term debt	144,865	165,203
Deferred tax liability	6,026	2,891

Total liabilities	267,400	283,517

Commitments (see Note 11)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 33,336 and 32,679 at October 31, 2004 and 2003, respectively	3,334	3,268
Additional paid-in capital	327,811	309,666
Accumulated other comprehensive income (loss) and other	26,971	14,119
Retained earnings	195,021	104,139
Treasury stock at cost: 585 and 596 shares at October 31, 2004 and 2003, respectively	(8,976)	(9,145)

Stockholders’ equity	544,161	422,047

	$811,561	$705,564

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended October 31, (In thousands)	2004	2003	2002
Cash flows from operating activities:
Net income	$92,825	$68,770	$48,875
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	12,182	7,268	11,736
Depreciation expense	13,599	10,990	9,892
Provision for doubtful accounts	2,218	1,598	944
Amortization expense	2,052	1,535	1,477
Change in operating assets and liabilities excluding effects from acquisitions:
Receivables	(15,438)	(12,266)	(1,377)
Inventories	(15,126)	(12,860)	(8,111)
Other assets	5,491	599	(10,128)
Accounts payable	5,383	467	(1,377)
Accrued liabilities	(1,046)	8,857	3,821
Income taxes payable	(1,951)	6,510	4,195
Other long-term liabilities	1,009	(1,912)	(4,000)

Cash provided by operating activities	101,198	79,556	55,947

Cash flows from investing activities:
Acquisitions of assets and businesses	(63,942)	(75,158)	(136,138)
Purchases of property, plant and equipment	(40,505)	(33,872)	(23,434)
Sale of marketable securities	3,810	1,609	4,382
Other	—	(7)	97

Cash used by investing activities	(100,637)	(107,428)	(155,093)

Cash flows from financing activities:
Proceeds from long-term line of credit	29,000	136,700	219,978
Repayment of long-term line of credit	(47,750)	(200,643)	(117,326)
Proceeds from debenture offering	—	112,181	—
Issuance costs of debenture offering	—	(1,162)	—
Principal payments on long-term obligations	(2,277)	(1,987)	(6,686)
Net borrowings (repayments) under short-term agreements	531	(2,519)	(4,239)
Exercise of stock options	13,766	23,986	6,125
Dividends on common stock	(1,943)	(1,952)	(1,527)

Cash (used by) provided by financing activities	(8,673)	64,604	96,325

Effect of exchange rate changes on cash and cash equivalents	47	446	148
Net increase (decrease) in cash and cash equivalents	(8,065)	37,178	(2,673)
Cash and cash equivalents at beginning of year	47,433	10,255	12,928

Cash and cash equivalents at end of year	$39,368	$47,433	$10,255

Supplemental disclosures of cash flow information:
Cash paid for:
Interest (net of amounts capitalized)	$5,429	$5,797	$8,787

Income taxes	$3,505	$7,288	$1,311

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended October 31, (In thousands)	2004	2003	2002
Net income	$92,825	$68,770	$48,875
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	15,324	16,504	2,135
Change in value of derivative instruments	43	96	516
Additional minimum pension liability	(1,113)	(950)	(1,081)
Unrealized gain on marketable securities:
Gain (loss) arising during period	(543)	3,244	(1,918)
Reclassification adjustment*	(866)	(372)	(743)

Unrealized gain (loss) on marketable securities	(1,409)	2,872	(2,661)

Other comprehensive income (loss), net of tax	12,845	18,522	(1,091)

Comprehensive income	$105,670	$87,292	$47,784

*	To address realization of gain on sales of marketable securities. Realized gains appear in net income. Unrealized gains and losses are in other comprehensive income.

Analysis of changes in accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Unrealized Gain (Loss) on Marketable Securities	Minimum Pension Liability	Total
Balance October 31, 2001	$(3,752)	$(741)	$1,188	$—	$(3,305)
2002 activity	2,135	516	(2,661)	(1,081)	(1,091)

Balance October 31, 2002	(1,617)	(225)	(1,473)	(1,081)	(4,396)
2003 activity	16,504	96	2,872	(950)	18,522

Balance October 31, 2003	14,887	(129)	1,399	(2,031)	14,126
2004 activity	15,324	43	(1,409)	(1,113)	12,845

Balance October 31, 2004	$30,211	$(86)	$(10)	$(3,144)	$26,971

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

General

The Cooper Companies, Inc. (the “Company,” “Cooper,” “we” and similar pronouns), through its principal business units, markets, develops and manufactures healthcare products. CooperVision (CVI) markets, develops and manufactures a broad range of contact lenses for the worldwide vision care market. It specializes in toric lenses that correct astigmatism, cosmetic lenses that change the appearance of the color of the eye, and other lenses, primarily high growth, specialty and value-added market segments around the world. Its leading products are disposable and planned replacement toric and spherical lenses. CooperSurgical (CSI) markets, develops and manufactures medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Estimates and Critical Accounting Policies

Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies described in this section address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. Certain prior period amounts have been reclassified to conform to current period’s presentation.

•	Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured. For contact lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business, since a high percentage of our revenue is from direct sales to doctors.

•

Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

patterns and the fact that patients require satisfaction of healthcare needs in both strong and weak economics.

•	Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand, to maintain high customer service levels.

•	Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” We no longer amortize goodwill. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2004, and our analysis indicated that we have no goodwill impairment.

The FASB Statement No. 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. When available and as appropriate, we use comparative market multiples to corroborate fair value results. A reporting unit is the level of reporting at which goodwill is tested for impairment.

Our reporting units are the same as our business segments – CooperVision and CooperSurgical – reflecting the way that we manage our business. Our most recent estimate of fair value, at the time of our May 1, 2004, review and using several valuation techniques including assessing industry multiples, for CooperVision ranged from $1 billion to $1.6 billion compared to a carrying value of $438 million and for CooperSurgical fair value ranged from $317 million to $461 million compared to a carrying value of $167 million.

•	Business combinations – We routinely consummate business combinations. We allocate the purchase price of acquisitions based on our estimates and judgments of the fair value of net assets purchased, acquisition costs incurred and intangibles other than goodwill. On individually significant acquisitions, we utilize independent valuation experts to provide a basis in order to refine the purchase price allocation, if appropriate. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition.

•

Income taxes – As part of the process of preparing our consolidated financial statements, we must estimate a portion of our income tax expense for each of the jurisdictions in which we operate. This process requires significant Management judgments and involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as judging the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. The Company currently has $42.9 million of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

deferred tax assets that primarily represent the future benefit of U.S. net operating loss carryforwards, which expire between 2006 and 2020. To the extent these net operating losses are not used timely by future profits, a valuation allowance or write-off could result. Tax exposures can involve complex issues and may require an extended period to resolve. Frequent changes in tax laws in each jurisdiction complicate future estimates. We are required to estimate full-year income and the related income tax expense in each jurisdiction. We adjust the estimated effective tax rate for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate, and such changes could be material.

Consolidation

The financial statements in this report include the accounts of all of Cooper’s consolidated entities. Intercompany transactions and balances are eliminated in consolidation.

Foreign Currency Translation

Most of our operations outside the United States have their reporting currency as their functional currency. We translate these assets and liabilities into U.S. dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from the translation of financial statements in foreign currencies into U.S. dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location’s functional currency in net income for each period. Net foreign exchange gains included in the determination of net income for the years ended October 31, 2004, 2003 and 2002 were $69,000, $1.8 million and $1.8 million, respectively.

Derivatives

We use derivatives to reduce market risks associated with changes in foreign exchange and interest rates. We do not use derivatives for trading or speculative purposes. We believe that the counterparty with which we enter into forward exchange contracts and interest rate swap agreements is financially sound and that the credit risk of these contracts is negligible.

Cash and Cash Equivalents

Cash and cash equivalents include commercial paper and other short-term income producing securities with maturity dates of three months or less. These investments are readily convertible to cash and are carried at cost, which approximates market value.

Inventories, at the Lower of Average Cost or Market

October 31, (In thousands)	2004	2003
Raw materials	$15,914	$15,392
Work-in-process	13,152	13,792
Finished goods	78,541	60,534

	$107,607	$89,718

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Property, Plant and Equipment

October 31, (In thousands)	2004	2003
Land and improvements	$1,799	$1,662
Buildings and improvements	35,122	23,023
Machinery and equipment	184,452	150,338

	$221,373	$175,023

We compute depreciation using the straight-line method in amounts sufficient to write off depreciable assets over their estimated useful lives. We amortize leasehold improvements over their estimated useful lives or the period of the related lease, whichever is shorter. We depreciate buildings over 35 to 40 years and machinery and equipment over 3 to 15 years.

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period.

Earnings Per Share

We determine basic earnings per share (EPS) by using the weighted average number of shares outstanding. We determine diluted EPS by increasing the weighted average number of shares outstanding in the denominator by the number of outstanding dilutive stock options and, in accordance with the if-converted method, the number of shares of common stock contingently issuable pursuant to the debentures. In addition, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with the debentures (see Note 4).

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” These statements establish financial accounting and reporting standards for stock-based compensation, including employee stock option plans.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

As allowed by FASB Statement No. 123, we continue to measure compensation expense under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (see Note 9). Accordingly, no compensation cost has been recognized for our employee stock option plans. Had compensation cost for our stock-based compensation plans been determined under the fair value method included in FASB Statement No. 123, as amended by FASB Statement No. 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated below.

Years Ended October 31, (In thousands, expect per share amounts)	2004	2003		2002
Net income, as reported	$92,825	$68,770		$48,875
Deduct: Total stock-based employee and director compensation expense determined under fair value based method, net of related tax effects	(3,986)	(8,730)		(3,107)

Pro forma net income	88,839	60,040		45,768

Add interest charge applicable to convertible debt, net of tax	2,095	726		—

Pro forma income for calculating diluted earnings per share	$90,934	$60,766		$45,768

Basic earnings per share
As reported	$2.85	$2.20		$1.60
Pro forma	$2.73	$1.92		$1.50

Diluted earnings per share
As reported	$2.59	$2.09	(1)	$1.57
Pro forma	$2.50	$1.85	(1)	$1.50

(1)	As discussed in Note 4 to the audited financial statements, the Company has restated its diluted earnings per share beginning in the third fiscal quarter of 2003 to reflect the accounting change for contingently convertible debentures.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2004, 2003 and 2002: dividend yield: 0.120%, 0.215% and 0.417%; expected volatility: 28%, 37% and 55%; expected option lives of 3.5 years for all three years and risk-free interest rates of 3.0%, 2.6% and 3.0%, respectively.

Note 2. Acquisitions

All acquisitions disclosed here have been accounted for as purchases. Accordingly, results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. The Company is in the process of obtaining a third party valuation of the fair value of identifiable assets of Opti-Centre and Milex; thus, the allocation for the purchase price is subject to refinement. All acquisitions are made to further the business objectives of CVI or CSI:

•	CVI: To continue to grow revenue at one and one-half times the rate of the world market and to become the world’s largest specialty contact lens provider by mid-decade.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

•	CSI: To identify and acquire selected smaller companies and product lines that can improve its existing market position in women’s healthcare or offer opportunities in new clinical areas.

Acquisition of Opti-Centre

On March 31, 2004, CVI acquired all the outstanding shares and certain patents of Les Laboratories Opti-Centre Inc. (Opti-Centre), a Quebec-based contact lens manufacturer, which holds the patents covering CooperVision’s multifocal lens design technology used in its Frequency® and Proclear® multifocal products.

We paid $11.6 million in cash for Opti-Centre. Initially, we have ascribed $1.7 million to goodwill, $10.2 million to other intangibles, $400,000 to property, plant and equipment and a negative $500,000 to a working capital deficit (including acquisition costs of $300,000). The allocation for the purchase price is subject to refinement as we are currently obtaining a third party valuation of the business.

Acquisition of Argus

On February 23, 2004, CVI acquired from privately owned Argus Biomedical Pty Ltd the assets related to AlphaCor®, an artificial cornea, and AlphaSphere®, a soft orbital implant.

We paid $2.1 million in cash for Argus with future royalties payable on AlphaCor® sales. Initially, we have ascribed $2.5 million to goodwill, a negative $300,000 to a working capital deficit (including acquisition costs of $400,000) and $100,000 to property, plant and equipment.

A new ophthalmic surgery business unit, CooperVision Surgical, will develop and market the Argus products to corneal surgeons.

Acquisition of Milex

On February 2, 2004, CSI acquired Milex Products, Inc. (Milex), a manufacturer and marketer of obstetric and gynecologic products and customized print services for $26 million in cash and assumed $2.5 million of long-term debt. The debt was repaid immediately after the acquisition.

We have ascribed $23.5 million to goodwill, $3.6 million to property, plant and equipment, $800,000 to other intangibles, a negative $3.2 million to a working capital deficit (including acquisition costs of $3.8 million), and $1.3 million to deferred tax assets. The allocation for the purchase price is subject to refinement as we are currently obtaining a third party valuation.

Milex is a leading supplier of pessaries – products used to medically manage female urinary incontinence and pelvic support conditions – cancer screening products including endometrial and endocervical sampling devices, and patient education materials tailored to individual physician preferences.

Acquisition of SURx

On November 26, 2003, CSI purchased from privately-held SURx, Inc., the assets and associated worldwide license rights for the Laparoscopic (LP) and Transvaginal (TV) product lines of its Radio

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Frequency Bladder Neck Suspension technology, which uses radio frequency based thermal energy rather than implants to restore continence.

We paid $2.95 million in cash for SURx whose technology received U.S. Food and Drug Administration marketing clearance in 2002. In 2004, based on a third party valuation of the fair value of identifiable assets, we reascribed $2.9 million to goodwill, a negative $163,000 to a working capital deficit (including net acquisition costs of $489,000), $73,000 to other intangibles and $77,000 to property, plant and equipment.

Acquisition of Avalon Medical Corporation

On October 28, 2003, CSI acquired Avalon Medical Corporation (Avalon), the United States distributor of the Filshie® Clip System, a device used worldwide to perform female sterilization.

We paid $10 million in cash at closing for Avalon. In October 2004, based on a third party valuation of the fair value of identifiable assets, we reascribed $2.3 million to goodwill, a negative $200,000 to a working capital deficit (including acquisition costs of $705,000), $8.2 million to other intangibles and $44,000 to property, plant and equipment.

U.K.-based FemCare Limited, manufacturer of the Filshie® Clip, received U.S. Food and Drug Administration clearance to market the device in May 1996. CSI has successfully negotiated a long-term supply agreement with FemCare for the U.S. market.

Acquisition of Prism Enterprises, LP

On May 5, 2003, CSI acquired privately-held Prism Enterprises, LP. Prism develops, manufactures and markets medical devices and other disposable products for the obstetric, neonatal and gynecological markets.

We paid about $23 million for Prism. In 2004, based on a third party valuation of the fair value of identifiable assets, we reascribed $20.9 million to goodwill, $800,000 to working capital (including net acquisition costs of $600,000), $1 million to other intangible assets and $300,000 to property, plant and equipment.

Disposable products accounted for virtually all of Prism’s 2002 revenue. In 2002, disposable vacuum assisted delivery (VAD) systems accounted for about 60% of Prism’s revenue, and its disposable obstetric, neonatal and gynecological products made up the remainder.

Acquisition of Biocompatibles

On February 28, 2002, CVI acquired the contact lens business of Biocompatibles International plc. (Biocompatibles), comprised of its wholly owned subsidiaries Hydron Limited (Hydron), Biocompatibles Eye Care Inc. (BE Inc.) and Biocompatibles Canada Inc. (BE Canada). Under an International Share Sale Agreement (the “Sale Agreement”) dated January 15, 2002, among Biocompatibles, Cooper and Cooper’s wholly owned subsidiary Aspect Vision Holdings Limited (AVH), Biocompatibles sold all of the outstanding shares of Hydron to AVH and all of the outstanding shares of BE Inc. and BE Canada to Cooper.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Biocompatibles had worldwide revenue in calendar 2001 of about $70 million, with about 70% outside of North America. Biocompatibles products were manufactured in Norfolk, Virginia; Farnborough, United Kingdom; Adelaide, Australia and Madrid, Spain.

The aggregate consideration paid for the shares and to repay outstanding indebtedness of the acquired business was £70 million (about $99 million) plus transaction costs. In the purchase price allocation, $84.4 million has been ascribed to goodwill, and other intangible assets of $1.1 million are being amortized over eight years. The purchase price allocation also included $26.5 million of working capital, $25 million of accrued acquisition costs and $11.7 million of property, plant and equipment.

The following unaudited pro forma consolidated condensed results of operations for fiscal year ended October 31, 2002, is presented as if Biocompatibles had been acquired on November 1, 2001. The unaudited pro forma information is not indicative of either the results of operations that would have occurred if Biocompatibles had been purchased on November 1, 2001, or of future results of the combined operations. Pro forma net income does not include goodwill amortization expense in any period. We used a 27% effective tax rate for the period.

Year Ended October 31, (In thousands, except for earnings per share)	2002 Pro Forma
Net sales	$339,947

Net income	$49,764

EPS:
Basic	$1.63

Diluted	$1.60

Shares outstanding for:
Basic	30,568

Diluted	31,189

Acquisition of Ackrad Laboratories

On May 21, 2002, CSI acquired privately-held Ackrad Laboratories, Inc., (Ackrad) a developer and manufacturer of disposable medical devices used primarily in the assessment of infertility and other gynecologic disorders.

We paid $12 million at closing for Ackrad. The purchase price allocation ascribed $11.9 million to goodwill, a negative $1.1 million to working capital (including accrued acquisition costs of $2.4 million), $442,000 to net property, plant and equipment and $847,000 to deferred tax assets.

Ackrad’s principal product is the H/S Elliptosphere™ Catheter, used in hysterosalpingography and saline contrast hysterosonography, the noninvasive assessment of the female reproductive anatomy. It is used primarily for fertility studies, and also to assess abnormal uterine bleeding and pelvic pain.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Acquisition of Norland Medical Systems

On April 15, 2002, CSI acquired the assets of the bone densitometry business of Norland Medical Systems (Norland). Norland’s densitometry products are used in the evaluation of osteoporosis.

We paid $5 million for Norland. The purchase price allocation ascribed $6.4 million to goodwill, a negative $2.2 million to a working capital deficit (including accrued acquisition costs of $1.6 million), $200,000 to property, plant and equipment and $600,000 to deferred tax assets.

Accrued Acquisition Costs

When we record acquisitions, we accrue for the estimated direct costs in accordance with applicable accounting guidance including EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” of severance and plant/office closure costs of the acquired business. Management with the appropriate level of authority have completed their assessment of exit activities of the acquired companies and have substantially completed their plans. In addition, we also accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence. No material change in total accrued acquisition costs are anticipated for businesses acquired through October 31, 2004. There were no adjustments of accrued acquisition costs included in the determination of net income for the periods. Beginning balances reflect a $2.4 million reclassification within the Biocompatibles acquisition accrual to increase the accrual for plant shutdown and decrease the accrual for severance. This reclassification is necessary to reascribe costs, based on information acquired during the current fiscal year, under our single worldwide reorganization plan. Below is a summary of activity related to accrued acquisition costs for the twelve months ended October 31, 2004.

Description (in thousands)	Balance 10/31/2003	Additions	Payments	Balance 10/31/2004
Plant shutdown	$9,091	$1,285	$4,990	$5,386
Severance	3,208	1,682	2,807	2,083
Legal & consulting	291	4,014	1,517	2,788
Hold back due	1,081	638	1,582	137
Preacquisition liabilities	990	—	222	768
Other	638	768	725	681

Total	$15,299	$8,387	$11,843	$11,843

Note 3. Intangible Assets

(In thousands)	CVI	CSI	Total
Goodwill:
Balance as of November 1, 2003	$182,843	$99,791	$282,634
Additions during the year ended October 31, 2004	3,996	20,037	24,033
Other adjustments*	3,933	—	3,933

Balance as of October 31, 2004	$190,772	$119,828	$310,600

*	Primarily translation differences in goodwill denominated in foreign currency.

Of the October 31, 2004, goodwill balance, $68 million is expected to be deductible for tax purposes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

	As of October 31, 2004		As of October 31, 2003		Weighted Average Amortization Period
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
					(In years)
Other intangible assets:
Trademarks	$578	$198	$578	$171	22
Patents	24,936	6,580	13,200	5,072	15
License and distribution rights	15,506	3,204	8,454	2,083	17
Other	908	178	1,145	163	5

	41,928	$10,160	23,377	$7,489	16

Less accumulated amortization and translation	10,160		7,489

Other intangible assets, net	$31,768		$15,888

Estimated annual amortization expense is about $2.4 million for each of the years in the five-year period ending October 31, 2009.

Note 4. Earnings Per Share

In this Annual Report, the Company has restated its diluted EPS beginning in the third fiscal quarter of 2003 to reflect the adoption of EITF Issue No. 04-8, which states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in computations of diluted EPS (if dilutive) from the time of issuance, in accordance with the if-converted methodology under FASB Statement No. 128. Restated fiscal year 2003 diluted EPS is $2.09 versus $2.13 previously reported (see “Convertible Senior Debentures” in Note 6).

Years Ended October 31, (In thousands, except per share amounts)	2004	2003	2002
Net income	$92,825	$68,770	$48,875

Add interest charge applicable to convertible debt, net of tax	2,095	726	—

Income for calculating diluted earnings per share	$94,920	$69,496	$48,875

Basic:
Weighted average common shares	32,534	31,226	30,568

Basic earnings per common share	$2.85	$2.20	$1.60

Diluted:
Weighted average common shares	32,534	31,226	30,568
Effect of dilutive stock options	1,489	1,048	621
Shares applicable to convertible debt	2,590	971	—

Diluted weighted average common shares	36,613	33,245	31,189

Diluted earnings per share	$2.59	$2.09	$1.57

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

We excluded the following options to purchase Cooper’s common stock from the computation of diluted EPS because their exercise prices were above the average market price.

Years Ended October 31,	2004	2003	2002
Number of shares excluded	665,500	850,000	1,633,500

Range of exercise prices	$68.66	$35.69 - $41.44	$24.40 - $31.11

Note 5. Income Taxes

Cooper’s effective tax rate (ETR) for fiscal 2004 (provision for taxes divided by income before taxes) is 17.5% down from the 21% reported in its third quarter results. GAAP requires the projected fiscal year ETR to be used when reporting year-to-date results for interim periods. The reduction of our ETR in the fourth quarter resulted from a greater percent of our income being taxed at rates substantially lower than the U.S. statutory rates, reinvestment of earnings from the continuing growth of CVI business outside the United States and the release of certain tax reserves no longer required. The effect of the lower fiscal year ETR was to reduce the ETR for the fourth quarter to 8%.

The components of income before income taxes and the income tax provision related to income from all operations in the consolidated statements of income consist of:

Years Ended October 31, (In thousands)	2004	2003	2002
Income before income taxes:
United States	$41,539	$25,080	$33,512
Outside the United States	70,950	65,407	31,657

	$112,489	$90,487	$65,169

Income tax provision	$19,664	$21,717	$16,294

The income tax provision related to income in the consolidated statements of income consists of:

Years Ended October 31, (In thousands)	2004	2003	2002
Current:
Federal	$4,565	$8,300	$—
State	837	346	990
Foreign	2,080	6,270	3,568

	7,482	14,916	4,558

Deferred:
Federal	8,799	7,278	11,736
State	—	—	—
Foreign	3,383	(477)	—

	12,182	6,801	11,736

	$19,664	$21,717	$16,294

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

Years Ended October 31, (In thousands)	2004	2003	2002
Computed expected provision for taxes	$39,371	$31,670	$22,809
Increase (decrease) in taxes resulting from:
Income outside the United States subject to different tax rates	(18,391)	(11,181)	(7,512)
Foreign source income subject to U.S. tax	314	1,811	513
State taxes, net of federal income tax benefit	1,367	346	644
Change in valuation allowance	(1,341)	(85)	—
Release of domestic federal income tax reserve	(814)	—	—
Other, net	(842)	(844)	(160)

Actual provision for income taxes	$19,664	$21,717	$16,294

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

Years Ended October 31, (In thousands)	2004	2003
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$1,286	$630
Inventories	2,903	2,473
Litigation settlements	1,188	1,050
Accrued liabilities, reserves and compensation accruals	3,859	4,689
Foreign deferred tax assets	231	477
Net operating loss carryforwards	31,121	32,219
Capital loss carryforwards	—	2,617
Tax credit carryforwards	2,359	2,473

Total gross deferred tax assets	42,947	46,628
Less valuation allowance	(2,510)	(4,288)

Deferred tax assets	40,437	42,340

Deferred tax liabilities:
Goodwill book/tax difference in net book value	(3,335)	(1,857)
Plant and equipment	(12,517)	(5,638)
Unrealized gain on marketable securities	—	(753)

Total gross deferred tax liabilities	(15,852)	(8,248)

Net deferred tax assets	$24,585	$34,092

Cooper has provided a valuation allowance on those deferred tax assets that it believes will not, more likely than not, be realized. The net change in the total valuation allowance for the years ended October 31, 2004, 2003 and 2002 were decreases of $1.8 million, $507,000 and $745,000, respectively; a portion of those decreases relate to concurrent reductions in the deferred tax asset.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The Company has not provided federal income tax on approximately $193.3 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely.

At October 31, 2004, Cooper had net operating loss and tax credit carryforwards for federal tax purposes that expire as follows:

Year of Expiration (In thousands)	Net Operating Losses	Tax Credits
2006	$5,444	$—
2007	22,420	—
2008	49,897	—
2009	6,553	—
2010	1,560	—
2011	—	—
2012	844	—
2013	119	—
2019	988	—
2020	1,092	—
Indefinite life	—	2,359

	$88,917	$2,359

Note 6. Debt

October 31, (In thousands)	2004	2003
Short-term:
Notes payable to banks	$531	$—
Current portion of long-term debt	20,340	20,658

	$20,871	$20,658

Long-term:
Convertible senior debentures, net of discount of $2,683 and $2,819	$112,317	$112,181
KeyBank line of credit	49,875	68,625
Capitalized leases	1,437	2,983
County of Monroe Industrial Development Agency (COMIDA) Bond	1,365	1,645
Other	211	427

	165,205	185,861
Less current portion	20,340	20,658

	$144,865	$165,203

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Our long-term debt matures as follows over the next five years, excluding the potential repurchase of convertible debentures in 2008:

Year (In thousands)	Long-term Debt
2005	$20,340
2006	22,673
2007	9,575
2008	120
2009	80

Convertible Senior Debentures

In the third quarter of 2003, we issued $115 million of 2.625% convertible senior debentures (Debentures) due on July 1, 2023, in a private placement pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The Debentures are convertible at the holder’s option under certain circumstances into 22.5201 shares of our common stock per $1,000 principal amount of Debentures, approximately $44.40 per share, or approximately 2.6 million shares. When converted, we have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of common stock. The Debentures rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness and are effectively subordinated to the indebtedness and other liabilities of our subsidiaries, including trade creditors. We may redeem the Debentures (in whole or in part) for cash on or after July 1, 2008, at a price equal to 100% of the principal amount. Holders may require us to repurchase the Debentures on July 1, 2008, 2013 and 2018, at a repurchase price equal to 100% of the principal amount.

The proceeds of $112.2 million reflect the discount of $2.8 million that we amortize over the life of the Debentures. The $1.2 million cost of issuing the Debentures is carried in other assets and amortized to interest expense over its life.

We used the proceeds primarily to reduce amounts drawn under our revolving credit facility and to fund acquisitions, with the remaining held for general corporate purposes.

In our fourth fiscal quarter 2004, the Debentures became convertible as our share price exceeded 120% of the conversion price for 20 consecutive trading days in the 30 consecutive trading day period ending on the last trading day of the quarter ended July 31, 2004. However, prior to July 1, 2008, we may not redeem at our option nor may a holder require us to repurchase any outstanding debentures.

As described in Note 4, “Earnings Per Share,” the Company elected to adopt EITF Issue No. 04-8 and as a result included the dilutive effect of the Debentures in its diluted earnings per share calculation from the time of issuance of the Debentures – our fiscal third quarter 2003, in accordance with the if-converted methodology under FASB Statement No. 128.

KeyBank Line of Credit – See Note 13, “Subsequent Events”

On May 1, 2002, Cooper obtained a $225 million syndicated bank credit facility. The facility consists of a $75 million five-year term loan with an interest only payment in the first year then fully amortized

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

in the next four years, and a $150 million three-year revolving credit facility. KeyBank National Association (KeyBank) is the agent for the eleven-bank syndication.

On July 31, 2003, the facility was amended to relax certain restrictions and extend the revolving credit facility maturity to April 30, 2007 from April 30, 2005.

Interest rates under the facility are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by Cooper’s ratio of debt to its earnings before interest, taxes, depreciation and amortization (EBITDA). These range from 125 to 225 basis points for the term loan and from 100 to 200 basis points for the revolver. As of October 31, 2004, the additional basis points were 150 on the term loan and 125 on the revolver. At the Company’s option, it can choose to pay a base rate that is within a range above the prime rate.

Terms include a first security interest in all Cooper domestic assets. The credit agreement:

•	Limits Cooper’s debt to a maximum of 50% of its total capitalization, which is defined as the sum of total debt plus stockholders’ equity.

•	Limits cash dividends on our common stock to $5 million per fiscal year.

•	Requires that the ratio of EBITDA to fixed charges (as defined in the agreement) be at least 1.3 to 1.

•	Requires that the ratio of total debt to pro forma EBITDA (as defined) be no higher than 2.75 to 1 through January 30, 2003, 2.5 to 1 January 31 through July 30, 2003 and 3 to 1 thereafter.

At October 31, 2004, Cooper’s debt was 23% of total capitalization, its ratio of EBITDA to fixed charges (as defined) was 1.8 to 1 and its ratio of debt to EBITDA was 1.24 to 1.

The $3 million cost of acquiring the new credit facility is carried in other assets and amortized to interest expense over its life.

At October 31, 2004, we had $143.1 million available under the KeyBank line of credit:

(In millions)
Amount of line	$196.9
Outstanding loans	(53.8	)*

Available	$143.1

*	Includes $3.9 million in letters of credit backing other debt.

Capitalized Leases

The obligation under capitalized leases at October 31, 2004, was $1.4 million. The leases primarily relate to manufacturing equipment in the U.S. and the United Kingdom and are secured by those assets. They carry interest rates from 7% to 9% and mature between 2005 and 2006.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

COMIDA Bond

The COMIDA bond is a $3 million Industrial Revenue Bond (IRB) to finance the cost of plant expansion, building improvements and the purchase of equipment related to CVI’s Scottsville, New York, facility. The interest rate has been effectively fixed at 4.88% through a rate swap transaction (see Note 7). Principal is repaid quarterly, from July 1997 to October 2012. The IRB is secured by substantially all of CVI’s rights to the facility.

KeyBank issued a letter of credit to support certain obligations under the COMIDA bond. CVI is obligated to repay KeyBank for draws under and expenses incurred in connection with the letter of credit, under a reimbursement agreement, which Cooper guarantees. The agreement contains customary provisions and covenants, including certain required ratios and levels of net worth. CVI and COMIDA have granted a mortgage lien on the building and real estate located in Scottsville and a first lien security interest on the equipment purchased under the bond proceeds to KeyBank to secure payment under the reimbursement agreement.

Note 7. Financial Instruments

The fair value of each of our financial instruments, including cash and cash equivalents, trade receivables, lines of credit and accounts payable, approximated its carrying value as of October 31, 2004 and 2003 because of the short maturity of these instruments and the ability to obtain financing on similar terms. We believe that there are no significant concentrations of credit risk in trade receivables.

The 2.625% convertible senior debentures are traded occasionally in public markets. The carrying value and estimated fair value of these obligations as of October 31, 2004, are $112.3 million and $194 million, respectively. The fair value of our other long-term debt approximated the carrying value at October 31, 2004 and 2003 because we believe that we could obtain similar financing with similar terms.

Marketable securities represent Quidel Corporation common stock available for sale at fair value at each year-end. We received Quidel shares as a result of a transaction involving Litmus Concepts, Inc., in 2001 and additional shares upon release of escrow in 2002.

We have sold shares of Quidel stock from time to time:

Sale of Quidel Shares

Years Ended October 31, (In thousands)	2004	2003	2002
Proceeds from sale	$3,376	$2,044	$4,382
Carrying value	1,933	1,423	3,214

Gross realized gain in earnings	1,443	621	1,168
Tax	577	249	425

Reclassification adjustment*	$866	$372	$743

*	Reflected in comprehensive income

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Derivatives

Cooper entered into an interest rate swap agreement to reduce the potential negative impact of increases in interest rates on our outstanding variable-rate debt under the IRB. We recognize in our results of operations over the life of the contract, as interest expense, the amortization of contract premiums incurred from buying the interest rate swap. We record net payments or receipts resulting from the agreement as adjustments to interest expense. The effect of interest rate instruments on our results of operations in fiscal years ended October 31, 2004, 2003 and 2002 was not significant. As of October 31, 2004, the interest rate swap agreement had a notional amount totaling $1.4 million that matures on January 1, 2012.

We obtained the fair value of the swap agreement through KeyBank’s derivative department. The fair value indicated that termination of the swap agreement at October 31, 2004 would have resulted in a $88,000 loss. A liability for this amount has been accrued in other current liabilities. As this swap agreement qualifies as an effective hedge, change in fair value during 2004 of $41,000 has been recorded as a component of other comprehensive income.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 8. Stockholders’ Equity

Following is a summary, excluding comprehensive income, of items included in stockholders’ equity:

(In thousands)	Common Shares		Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock
	Outstanding	Treasury
Balance at October 31, 2001	30,430	665	$3,110	$276,937	$(10,112)	$(10,201)
Exercise of stock options	421	—	42	6,086	—	—
Treasury stock used for acquisitions	14	(7)	1	(1)	—	109
Restricted stock/stock option amortization and share issuance	2	—	—	47	—	—
Tax benefit from exercise of stock options	—	—	—	2,553	—	—
Dividends on common stock	—	—	—	—	(1,527)	—
Other	—	—	—	(3)	—	—
Net income	—	—	—	—	48,875	—

Balance at October 31, 2002	30,867	658	3,153	285,619	37,236	(10,092)
Exercise of stock options	1,210	(56)	115	23,016	—	855
Restricted stock/stock option amortization and share issuance	6	(6)	—	81	—	92
Tax benefit from exercise of stock options	—	—	—	1,035	—	—
Dividends on common stock	—	—	—	(85)	(1,867)	—
Net income	—	—	—	—	68,770	—

Balance at October 31, 2003	32,083	596	3,268	309,666	104,139	(9,145)
Exercise of stock options	662	(5)	66	13,624	—	76
Restricted stock/stock option amortization and share issuance	6	(6)	—	164	—	93
Tax benefit from exercise of stock options	—	—	—	4,357	—	—
Dividends on common stock	—	—	—	—	(1,943)	—
Net income	—	—	—	—	92,825	—

Balance at October 31, 2004	32,751	585	$3,334	$327,811	$195,021	$(8,976)

Cash Dividends

Cooper paid quarterly dividends of 1 cent per share beginning July 5, 1999 through January 5, 2001. In the first quarter of fiscal 2001, Cooper increased its dividend and paid semiannual dividends of 2.5 cents per share beginning July 5, 2001. In November 2002, Cooper’s Board of Directors increased the annual dividend rate from 5 cents per share to 6 cents per share. See Note 13, “Subsequent Events,” regarding cash dividend declared and paid.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Treasury Stock

(In thousands)	Shares	Purchase Price
Balance at October 31, 2001	665	$10,201
Reissued in fiscal 2002(3)	(7)	(109)
Reissued in fiscal 2003(2)	(62)	(947)
Reissued in fiscal 2004(1)	(11)	(169)

	585	$(8,976)

(1)	Issued 11,000 shares of treasury stock upon the exercise of stock options and issuance of restricted shares. Treasury stock was credited for $169,000 for the average cost of the treasury stock, and $164,000 was charged to additional paid in capital
(2)	Issued 61,750 shares of treasury stock upon the exercise of stock options and issuance of restricted shares. Treasury stock was credited for $947,000 for the average cost of the treasury stock, and $81,000 was charged to additional paid in capital.
(3)	Issued 7,117 treasury shares related to the MedaSonics acquisition. Treasury stock was credited for $109,000 and charged to the acquisition accrual upon issuance of the treasury stock.

Stockholders’ Rights Plan

Under our stockholders’ rights plan, each outstanding share of our common stock carries one-half of one preferred share purchase right (a Right). The Rights will become exercisable only under certain circumstances involving acquisition of beneficial ownership of 20% or more of our common stock by a person or group (an Acquiring Person) without the prior consent of Cooper’s Board of Directors. If a person or group becomes an Acquiring Person, each Right would then entitle the holder (other than an Acquiring Person) to purchase, for the then purchase price of the Right (currently $145, subject to adjustment), shares of Cooper’s common stock, or shares of common stock of any person into which we are thereafter merged or to which 50% or more of our assets or earning power is sold, with a market value of twice the purchase price. The Rights will expire in October 2007 unless earlier exercised or redeemed. The Board of Directors may redeem the Rights for $.01 per Right prior to any person or group becoming an Acquiring Person.

Note 9. Employee Stock Plans

At October 31, 2004, Cooper had two stock-based compensation plans:

Amended and Restated 2001 Long-Term Incentive Plan (2001 LTIP)

The 2001 LTIP is designed to increase Cooper’s stockholder value by attracting, retaining and motivating key employees and consultants who directly influence our profitability. Stockholders initially approved the 2001 LTIP in March 2001. Stockholders approved an amendment and restatement of the 2001 LTIP in March 2003 and approved a subsequent amendment in March 2004.

The 2001 LTIP authorizes either Cooper’s Board of Directors or a designated committee thereof composed of two or more Non-Employee Directors to grant to eligible individuals during the period

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

ending December 31, 2006, stock options for up to 4,950,000 shares of common stock, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events. Options generally become exercisable based on both Cooper’s stock price and time as the criteria. As of October 31, 2004, 1,815,500 shares remained available under the 2001 LTIP for future grants.

1996 Long-Term Incentive Plan for Non-Employee Directors (1996 NEDRSP)

The 1996 NEDRSP provides for annual grants of stock options and restricted stock to Non-Employee Directors on November 1 and November 15, respectively, of each fiscal year. Specifically, each Non-Employee Director may be awarded the right to purchase 1,000 restricted shares of the Company’s common stock for $0.10 per share. The restrictions on the restricted stock will lapse on the earlier of the date when the stock reaches certain target values or the fifth anniversary of the date of grant. Each Non-Employee Director may also be awarded options to purchase common stock. On October 24, 2001, the term of the plan was extended by four years. On October 29, 2003, the NEDRSP was amended to reduce the number of stock options granted annually to Non-Employee Directors and the Company’s lead director to 17,500 and 18,900, respectively.

Each Non-Employee Director was granted an option to purchase 17,500 shares of Cooper’s common stock in fiscal 2004 and 30,000 shares in 2003 (or, in the case of the Vice Chairman and Lead Director of the Board who was a Non-Employee Director, 18,900 shares and 32,500 shares, respectively). 1,320,000 shares of Cooper’s common stock had been reserved for this, of which 585,203 shares are held in treasury. As of October 31, 2004, 321,430 shares remained available under the 1996 NEDRSP for future grants. Restricted shares of 6,000, 6,000 and 1,924 were granted under the 1996 NEDRSP in fiscal 2004, 2003 and 2002, respectively. No restricted shares issued in connection with this plan had any restrictions remaining in effect as of October 31, 2004. The weighted-average fair value of restricted stock issued in fiscal 2004 was $71.57 per share on grant-date.

Common stock activity under these plans was:

Years Ended October 31,	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	3,528,194	$27.52	3,378,776	$21.46	2,871,942	$19.11
Granted	777,900	65.09	1,370,500	35.64	938,500	25.60
Exercised	(662,316)	20.79	(1,210,082)	19.81	(420,666)	14.58
Forfeited	(22,000)	29.00	(11,000)	23.54	(11,000)	24.72

Outstanding at end of year	3,621,778	$36.81	3,528,194	$27.52	3,378,776	$21.46

Options exercisable at year end	1,779,556	$26.72	1,935,807	$22.18	1,588,944	$17.10

Weighted average fair value per option granted during the year		$15.93		$9.61		$10.56

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The options outstanding at October 31, 2004, for the stock option plans are:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 10/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 10/31/04	Weighted Average Exercise Price
From $7.16 to $18.46	341,666	4.95	$16.17	341,666	$16.17
From $19.19 to $22.44	190,000	5.85	21.94	90,000	21.38
From $24.40 to $26.75	1,199,517	7.10	25.95	870,682	25.67
From $29.50 to $41.44	1,112,695	8.23	37.60	369,308	35.19
From $43.98 to $68.66	777,900	9.85	65.13	107,900	44.04

From $7.16 to $68.66	3,621,778	7.77	$36.81	1,779,556	$26.72

The excess of market value over $.10 per share of restricted shares on respective dates of grant is initially recorded as unearned compensation and charged to operations as earned. Restricted shares and other stock compensation charged against operating income for the years ended October 31, 2004, 2003 and 2002 was $263,000, $257,000 and $114,000, respectively.

Note 10. Employee Benefits

Cooper’s Retirement Income Plan

Cooper’s Retirement Income Plan (Plan) covers substantially all full-time United States employees. Cooper’s contributions are designed to fund normal cost on a current basis and to fund over 30 years the estimated prior service cost of benefit improvements (15 years for annual gains and losses). The unit credit actuarial cost method is used to determine the annual cost. Cooper pays the entire cost of the Plan and funds such costs as they accrue. Virtually all of the assets of the Plan are comprised of participation in equity and fixed income funds. The pension plan’s intangible asset of $517,000 at October 31, 2004, is reported in other intangible assets.

The following table sets forth the Plan’s benefit obligations, fair value of the Plan assets, the funded status of the Plan at October 31 and net periodic pension costs for the three-year period ended October 31, 2004.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Retirement Income Plan

Years Ended October 31, (In thousands)	2004	2003	2002
Change in benefit obligation
Benefit obligation, beginning of year	$19,038	$15,470	$13,608
Service cost	1,605	1,036	855
Interest cost	1,263	1,117	996
Benefits paid	(642)	(577)	(548)
Actuarial loss	2,133	1,992	559

Benefit obligation, end of year	$23,397	$19,038	$15,470

Change in plan assets
Fair value of plan assets, beginning of year	$13,005	$9,893	$10,925
Actual return on plan assets	1,315	1,317	(830)
Employer contributions	1,500	2,372	346
Benefits paid	(642)	(577)	(548)

Fair value of plan assets, end of year	$15,178	$13,005	$9,893

Reconciliation of funded status
Funded status	$(8,219)	$(6,033)	$(5,577)
Unrecognized transition obligation	208	234	260
Unrecognized prior service cost	309	339	368
Unrecognized actual loss	6,443	4,603	3,003

Net amount recognized at August 31	(1,259)	(857)	(1,946)
Contributions made between August 31 and October 31	—	—	157

Net amount recognized at year end	$(1,259)	$(857)	$(1,789)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Retirement Income Plan

Years Ended October 31, (In thousands)	2004	2003	2002
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—	$—
Accrued benefit liability	(4,920)	(3,461)	(3,498)
Intangible asset	517	573	628
Accumulated other comprehensive income	3,144	2,031	1,081

Net amount recognized at year end	$(1,259)	$(857)	$(1,789)

Other comprehensive income attributable to change in additional minimum liability recognition	$1,113	$950	$1,081

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$23,397	$19,038	$15,470
Accumulated benefit obligation	20,098	16,466	13,549
Fair value of plan assets	15,178	13,005	9,893
Minimum liability	3,661	2,604	1,710
Components of net periodic pension cost and total pension expense
Service cost	$1,605	$1,036	$855
Interest cost	1,263	1,117	996
Expected return on plan assets	(1,213)	(902)	(961)
Amortization of transitional obligation	26	25	26
Amortization of prior service cost	30	30	30
Recognized actuarial loss	191	134	—

Net periodic pension cost	1,902	1,440	946
Curtailments	—	—	—

Total pension expense	$1,902	$1,440	$946

Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	6.50%	7.25%	7.50%
Discount rate for determining benefit obligations at year end	6.00%	6.50%	7.25%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	9.00%	9.00%	9.00%
Measurement date for determining assets and benefit obligations at year end	8/31/2004	8/31/2003	8/31/2002

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The expected rate of return on plan assets was determined based on a review of historical returns, both for this plan and for medium- to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected returns for each asset class listed below. These expected future returns were then blended based on this Plan’s target asset allocation.

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2004	2003	2002
Asset Category
Cash and cash equivalents	9.9%	14.9%	2.4%
Corporate common stock	33.4%	29.3%	—
Equity mutual funds	36.4%	37.5%	64.2%
Bond mutual funds	20.3%	18.3%	33.4%

Total	100.0%	100.0%	100.0%

The plan invests in a diversified portfolio of assets intended to minimize risk of poor returns while maximizing expected portfolio returns. To achieve the long-term rate of return, plan assets will be invested in a mixture of instruments, including but not limited to, corporate common stock (may include employer stock), investment grade bond funds, cash, small/large cap equity funds and international equity funds. The allocation of assets will be determined by the Investment Manager, and will typically include 50% to 70% equities, with the remainder invested in fixed income and cash. Presently, this diversified portfolio is expected to return roughly 9.00% on a long-term basis.

Cash Flows

Contributions

The Company contributed $1.5 million to its pension plan during the fiscal year. Total contributions during the last two fiscal years were in excess of $3.8 million. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company intends to make at least the minimum required contribution during the 2004 – 2005 fiscal year.

Estimated Future Benefit Payments

Years	Benefit Payments
2004 - 2005	$635,804
2005 - 2006	$689,609
2006 - 2007	$717,620
2007 - 2008	$789,082
2008 - 2009	$878,851
Years 2009 - 2010 to 2013 - 2014	$6,822,750

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Cooper’s 401(k) Savings Plan

Cooper’s 401(k) Savings Plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all full-time United States employees of Cooper. Employees who participate in the 401(k) Plan may elect to have from 1% to 50% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper’s contribution on account of participating employees, net of forfeiture credits, was $1.1 million, $784,000 and $623,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

Cooper’s Incentive Payment Plan

Cooper’s Incentive Payment Plan is available to officers and other key employees. Participants may, in certain years, receive bonuses based on performance. Total bonuses earned for the years ended October 31, 2004, 2003 and 2002, were approximately $2.9 million, $3.1 million and $2.6 million, respectively.

Note 11. Commitments

Lease Commitments

Total minimum annual rental obligations (net of sublease revenue of approximately $79,000 through March 2005) under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2004, are payable in subsequent years as follows:

(In thousands)
2005	$7,185
2006	5,922
2007	5,415
2008	4,562
2009	3,623
2010 and thereafter	17,615

$44,322

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $8.3 million, $8.1 million and $7.4 million in 2004, 2003 and 2002, respectively.

Note 12. Business Segment Information

Cooper is organized by product line for management reporting with operating income, as presented in our financial reports, the primary measure of segment profitability. We do not allocate costs from corporate functions to the segments’ operating income. Items listed below operating income are not considered when measuring segment profitability. We use the same accounting policies to generate segment results as we do for our overall accounting policies.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Two business segments comprise Cooper’s operations:

•	CVI markets, develops and manufactures a broad range of soft contact lenses for the worldwide vision care market.

•	CSI markets, develops and manufactures medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Total net sales include sales to customers as reported in our consolidated statements of income and sales between geographic areas that are priced at terms that allow for a reasonable profit for the seller. Operating income (loss) is total net sales less cost of sales, research and development expenses, selling, general and administrative expenses and amortization of intangible assets. Corporate operating loss is principally corporate headquarters expense. Investment income, net; settlement of disputes, net; other income (expense), net and interest expense are not allocated to individual segments. Our business segments do not rely on any one major customer.

Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by business segment for each of the years in the three-year period ended October 31, 2004 follows:

(In thousands)	CVI	CSI	Corporate & Eliminations	Consolidated
2004
Net sales from non-affiliates	$388,660	$101,516	$—	$490,176

Operating income (loss)	$106,639	$20,866	$(10,754)	116,751

Investment income, net				351
Settlement of dispute				(377)
Other income, net				1,768
Interest expense				(6,004)

Income before income taxes				$112,489

Identifiable assets	$538,246	$186,854	$86,461	$811,561

Depreciation expense	$11,868	$1,669	$62	$13,599

Amortization expense	$1,345	$707	$—	$2,052

Capital expenditures	$39,139	$1,327	$39	$40,505

2003
Net sales from non-affiliates	$329,560	$82,230	$—	$411,790

Operating income (loss)	$88,863	$18,184	$(11,805)	$95,242

Investment income, net				246
Settlement of dispute				(500)
Other income, net				2,463
Interest expense				(6,964)

Income before income taxes				$90,487

Identifiable assets	$462,581	$154,199	$88,784	$705,564

Depreciation expense	$9,339	$1,594	$57	$10,990

Amortization expense	$971	$564	$—	$1,535

Capital expenditures	$32,742	$1,072	$58	$33,872

2002
Net sales from non-affiliates	$243,877	$71,429	$—	$315,306

Operating income (loss)	$60,404	$14,050	$(7,483)	$66,971

Investment income, net				179
Other income, net				4,893
Interest expense				(6,874)

Income before income taxes				$65,169

Identifiable assets	$401,421	$111,998	$57,696	$571,115

Depreciation expense	$8,580	$1,262	$50	$9,892

Amortization expense	$905	$572	$—	$1,477

Capital expenditures	$19,405	$3,969	$60	$23,434

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2004, follows:

(In thousands)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2004
Sales to unaffiliated customers	$284,341	$147,285	$58,550	$490,176
Sales between geographic areas	1,112	99,140	(100,252)	—

Net sales	$285,453	$246,425	$(41,702)	$490,176

Operating income	$55,222	$10,377	$51,152	$116,751

Identifiable assets	$349,632	$317,788	$144,141	$811,561

2003
Sales to unaffiliated customers	$246,906	$121,011	$43,873	$411,790
Sales between geographic areas	1,303	87,004	(88,307)	—

Net sales	$248,209	$208,015	$(44,434)	$411,790

Operating income	$39,440	$7,767	$48,035	$95,242

Identifiable assets	$299,682	$272,107	$133,775	$705,564

2002
Sales to unaffiliated customers	$199,918	$90,277	$25,111	$315,306
Sales between geographic areas	3,551	68,764	(72,315)	—

Net sales	$203,469	$159,041	$(47,204)	$315,306

Operating income	$35,321	$8,413	$23,237	$66,971

Identifiable assets	$272,249	$218,264	$80,602	$571,115

Note 13. Subsequent Events

Acquisition of Ocular Sciences, Inc. (Unaudited)

On January 6, 2005, Cooper acquired all of the outstanding common stock of Ocular Sciences, Inc., a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses that are brand and product differentiated by distribution channel.

The aggregate consideration paid for the stock of Ocular was about $1.2 billion plus transaction costs, less acquired cash and cash equivalents. Cooper paid approximately $600 million in cash and issued approximately 10.7 million shares of its common stock to Ocular stockholders and option holders. Under the terms of the acquisition, each share of Ocular common stock was converted into the right to receive 0.3879 of a share of Cooper common stock and $22.00 in cash without interest, plus cash for fractional shares. Outstanding Ocular stock options were redeemed in exchange for a combination of cash and Cooper stock for the spread between their exercise prices and the value of the merger consideration immediately prior to closing.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Our initial allocation of the purchase price is based on Ocular’s most recent SEC filing, as of September 30, 2004, and our preliminary estimates of the fair values of Ocular’s assets and liabilities. The allocation of the purchase price is subject to refinement as we are currently obtaining a third party valuation. Initially, we ascribed $913.9 million to goodwill, all of which was assigned to our CooperVision reporting unit. The purchase price allocation also includes $30 million in other intangible assets, $147.7 million of property, plant and equipment, $181 million of other tangible assets and $122.7 million of liabilities assumed including $50 million of accrued acquisition costs. Research and development assets with no alternative future use will be written off to research and development on our consolidated statement of income once determined.

On January 6, 2005, Cooper replaced its existing $225 million syndicated bank credit facility (see Note 6) with a $750 million credit agreement, of which a portion of the proceeds will be used to fund the cash portion of the consideration to Ocular shareholders. The facility consists of a $275 million revolving credit facility, a $225 million term loan (Term A) and a $250 million term loan (Term B). The revolving facility and the Term A loan mature on January 6, 2010; the Term B loan matures on January 6, 2012. The new facility is subject to usual and customary covenants, and interest rates are based on LIBOR plus additional basis points as determined by certain Cooper ratios. KeyBank is the administrative agent and JP Morgan Chase is the syndication agent for the twenty-three bank syndication.

Repayment of the principal amounts of both Term A and Term B follow a quarterly schedule beginning October 6, 2005, through the respective maturity date. We repay about 4% of the principal amount of Term A each quarter through January 6, 2007, then 6% through January 6, 2009, and 8% through January 6, 2010. We repay about one-half percent of the principal amount of Term B per quarter through January 6, 2010, then 12% through January 6, 2012. In dollar terms, we repay $9.8 million in fiscal year 2005; $88.1 million in fiscal years 2006 and 2007 combined; $121.7 million for fiscal years 2008 and 2009 combined; and a total of $255.4 million for fiscal years 2010 through 2012.

Cash Dividend Declared

On January 5, 2005, we paid a semi-annual dividend of 3 cents per share to stockholders of record on December 16, 2004.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon such an evaluation as of October 31, 2004, the end of the fiscal year covered by this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to the subheadings, “The Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the “Proposal 1 – Election of Directors” section of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on March 22, 2005 (the “2005 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Executive Compensation” and “Board Committees, Meetings and Compensation” of the “Proposal 1 – Election of Directors” section of the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the subheadings “Securities Held by Management” and “Principal Securityholders” of the “Proposal 1 – Election of Directors” section of the 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit and Finance Committee” section of the 2005 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this report:

1. Consent and Report of Independent Registered Public Accounting Firm on Schedule.

2. Financial Statement Schedules of the Company.

Schedule Number	Description
Schedule II	Valuation and Qualifying Accounts

3. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

All other schedules which are included in the applicable accounting regulations of the Securities and Exchange Commission are not required here because they are not applicable.

(b)	Reports filed on Form 8-K:

Cooper filed on Form 8-K dated October 18, 2004, a report of Item 1.01 – Entry Into a Material Definitive Agreement, during the period August 1, 2004, through October 31, 2004. Cooper furnished on Form 8-K dated August 31, 2004, a report of Item 2.02 – Results of Operations and Financial Condition, during the period August 1, 2004, through October 31, 2004.

SCHEDULE II

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended October 31, 2004

(In thousands)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other (1)	Balance at End of Year
Allowance for doubtful accounts:

Year Ended October 31, 2004	$5,924	$2,218	$(3,656)	$4,486

Year ended October 31, 2003	$3,883	$1,598	$443	$5,924

Year ended October 31, 2002	$1,966	$944	$973	$3,883

(1) Consists of additions representing acquired allowances and recoveries, less deductions representing receivables written off as uncollectible.
(In thousands)	Balance at Beginning of Year	Additions	Reductions/ Charges	Balance at End of Year
Income tax valuation allowance:

Year Ended October 31, 2004	$4,288	$2,510	$1,671	$5,127

Year ended October 31, 2003	$4,795	$—	$507	$4,288

Year ended October 31, 2002	$5,540	$—	$745	$4,795

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2005.

THE COOPER COMPANIES, INC.

By:	/s/ A. THOMAS BENDER
A. Thomas Bender Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date

/s/ A. THOMAS BENDER (A. Thomas Bender)	Chairman of the Board, President and Chief Executive Officer	January 14, 2005

/s/ ALLAN E. RUBENSTEIN, M.D. (Allan E. Rubenstein)	Vice Chairman of the Board and Lead Director	January 14, 2005

/s/ ROBERT S. WEISS (Robert S. Weiss)	Executive Vice President, Chief Financial Officer and Director	January 14, 2005

/s/ RODNEY E. FOLDEN (Rodney E. Folden)	Corporate Controller	January 14, 2005

/s/ MICHAEL H. KALKSTEIN (Michael H. Kalkstein)	Director	January 14, 2005

/s/ MOSES MARX (Moses Marx)	Director	January 14, 2005

/s/ DONALD PRESS (Donald Press)	Director	January 14, 2005

/s/ STEVEN ROSENBERG (Steven Rosenberg)	Director	January 14, 2005

/s/ STANLEY ZINBERG, M.D. (Stanley Zinberg)	Director	January 14, 2005

/s/ EDGAR J. CUMMINS (Edgar J. Cummins)	Director	January 14, 2005

/s/ JOHN D. FRUTH (John D. Fruth)	Director	January 14, 2005

EXHIBIT INDEX

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

2.1	-	International Share Sale Agreement among Biocompatibles International plc., Aspect Vision Holdings Limited and The Cooper Companies, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 27, 2002

2.2	-	Agreement and Plan of Merger, dated as of July 28, 2004, by and between The Cooper Companies, Inc., TCC Acquisition Corp., and Ocular Sciences, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 28, 2004

2.3	-	Voting Agreement, dated as of July 28, 2004, by and among John D. Fruth, The Cooper Companies, Inc. and TCC Acquisition Corp. incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 28, 2004

3.1	-	Restated Certificate of Incorporation, as partially amended, incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 (No. 33-17330) and Exhibits 19(a) and 19(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1988

3.2	-	Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 1995 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995

3.3	-	Amended and Restated By-Laws dated December 16, 1999, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999

3.4	-	Certificate of Amendment of Certificate of Incorporation dated May 24, 2000, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000

3.5	-	Fourth Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 26, 2003, incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 7, 2003

4.1	-	Certificate of Elimination of Series A Junior Participating Preferred Stock of The Cooper Companies, Inc. filed with the Delaware Secretary of State on October 30, 1997, incorporated by reference to Exhibit 4.1 on Form 10-K for fiscal year ended October 31, 1997

4.2	-	Rights Agreement, dated as of October 29, 1997, between the Company and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated October 29, 1997

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

4.3	-	Amendment No. 1 to Rights Agreement dated September 26, 1998, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated September 25, 1998

4.4	-	Certificate of Designations of Series A Junior Participating Preferred Stock of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K dated October 29, 1997

4.5	-	Indenture dated as of June 25, 2003, between The Cooper Companies, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended on April 30, 2003

10.1	-	2001 Long-term Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000

10.2	-	Severance Agreement entered into as of June 10, 1991, by and between CooperVision, Inc. and A. Thomas Bender, incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992

10.3	-	Letter dated March 25, 1994, to A. Thomas Bender from the Chairman of the Compensation Committee of the Company’s Board of Directors, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994

10.4	-	Severance Agreement entered into as of April 26, 1990, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 1995

10.5	-	Letter Agreement dated November 1, 1992, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995

10.6	-	Severance Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992

10.7	-	Change in Control Agreement dated as of October 14, 1999, between The Cooper Companies, Inc. and Carol R. Kaufman, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999

10.8	-	Severance agreement entered into as of May 1, 1990, by and between CooperVision, Inc. and The Cooper Companies, Inc. and Gregory A. Fryling, as amended on February 12, 1993 and June 2, 1994

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.9	-	1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix A to the Company’s Proxy Statement for its 1996 Annual Meeting of Stockholders

10.10	-	Amendment No. 1 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996

10.11	-	Amendment No. 2 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997

10.12	-	Amendment No. 3 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1999, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.13	-	Amendment No. 4 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 24, 2000, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.14	-	Amendment No. 5 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.15	-	Amendment No. 6 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on form S-8 dated November 21, 2002

10.16	-	Amendment No. 7 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc. dated November 4, 2002, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002

10.17	-	Amendment No. 8 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated October 29, 2003, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.18(a)	-	Patent License Agreement dated February 13, 2002 between Geoffrey H. Galley and others and CooperVision, Inc., incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.19	-	The Cooper Companies, Inc. Amended and Restated 2001 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003

10.20	-	Amendment No. 1 to the Amended and Restated 2001 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003

10.21	-	The Cooper Companies, Inc. Amended and Restated 2001 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004

10.22	-	Patent and Trade Mark License Agreement dated February 28, 2002 between Biocompatibles Limited and CooperVision International Holding Company LP and The Cooper Companies, Inc., incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.23	-	Patent and Trade Mark License Agreement dated February 28, 2002 between Biocompatibles Limited and CooperVision Technology Inc. and The Cooper Companies, Inc., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.24	-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision International Holding Company LP and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.25	-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision Technology, Inc. and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.26	-	The Cooper Companies, Inc. 2004 Incentive Payment Plan incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.27	-	The Cooper Companies, Inc. 2005 Incentive Payment Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.28	-	Form of Incentive Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2001 Long Term Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.29	-	Form on Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.30	-	Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.31	-	Compensation Arrangements for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.32	-	Credit Agreement, dated as of January 6, 2005, by and among The Cooper Companies, Inc, the lenders from time to time party thereto, KeyBank National Association as administrative agent, swing line lender and an LC issuer, KeyBank and J.P. Morgan Securities Inc. as co-lead arrangers and joint bookrunners, JPMorgan Chase Bank, as syndication agent, and Calyon New York Branch, Union Bank of California, N.A. and HSBC Bank USA, National Association, each as co-documentation agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 6, 2005

10.33	-	Lease Contract dated as of November 6, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2005

10.34	-	First Supplement and Amendment to Lease Contract dated as of December 30, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 11, 2005

10.35	-	Assignment of Lease Agreement dated as of June 29, 2004 by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 11, 2005

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

11(b)	-	Calculation of earnings per share

21	-	Subsidiaries

23	-	Consent and Report of Independent Registered Public Accounting Firm on Schedule

31.1	-	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	-	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

(a)	The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this Exhibit. Omitted portions have been filed separately with The Commission.
(b)	The information required in this exhibit is provided in Note 4, “Earnings per Share,” in this report.