Form 10-Q
period 2005-01-31
COOPER COMPANIES INC
filed 2005-03-11
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended January 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-8597

The Cooper Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2657368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6140 Stoneridge Mall Road, Suite 590, Pleasanton, CA 94588

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (925) 460-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	43,909,619 Shares
Class	Outstanding at February 28, 2005

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

Three Months Ended January 31,	2005	2004
Net sales	$147,890	$109,734
Cost of sales	55,568	39,778

Gross profit	92,322	69,956
Selling, general and administrative expense	60,189	43,237
Research and development expense	2,830	1,525
Restructuring costs	723	—
Amortization of intangibles	888	345

Operating income	27,692	24,849
Interest expense	3,719	1,491
Other (expense) income, net	(614)	480

Income before income taxes	23,359	23,838
Provision for income taxes	4,873	5,483

Net income	18,486	18,355
Add interest charge applicable to convertible debt, net of tax	524	523

Income for calculating earnings per share	$19,010	$18,878

Earnings per share:
Basic	$0.53	$0.57

Diluted	$0.48	$0.52

Number of shares used to compute earnings per share:
Basic	35,209	32,167

Diluted	39,479	36,133

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(In thousands)

(Unaudited)

	January 31, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$28,494	$39,368
Trade receivables, net	145,308	99,269
Marketable securities	—	1,829
Inventories	196,888	107,607
Deferred tax asset	30,864	20,296
Prepaid and other current assets	37,416	36,129

Total current assets	438,970	304,498

Property, plant and equipment, net	319,692	151,065
Goodwill, net	1,296,277	310,600
Other intangible assets, net	60,639	31,768
Deferred tax asset	16,947	10,315
Other assets	12,990	3,315

	$2,145,515	$811,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,731	$20,871
Accounts payable	28,512	21,684
Employee compensation and benefits	32,563	22,376
Accrued acquisition costs	58,113	11,843
Accrued income taxes	9,295	15,171
Other current liabilities	51,836	24,564

Total current liabilities	202,050	116,509
Long-term debt	723,037	144,865
Other long term liabilities	9,858	—
Deferred tax liability	6,026	6,026

Total liabilities	940,971	267,400

Stockholders’ equity:
Common stock, 10 cents par value	4,440	3,334
Additional paid-in capital	962,985	327,811
Accumulated other comprehensive income and other	32,203	26,971
Retained earnings	212,524	195,021
Treasury stock at cost	(7,608)	(8,976)

Total stockholders’ equity	1,204,544	544,161

	$2,145,515	$811,561

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

Three Months Ended January 31,	2005	2004
Cash flows from operating activities:
Net income	$18,486	$18,355
Depreciation and amortization	7,575	3,589
Decrease (increase) in operating capital	7,586	(22,029)
Other non-cash items	3,013	6,894

Net cash provided from operating activities	36,660	6,809

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,630)	(6,864)
Acquisitions of businesses, net of cash acquired	(616,511)	(5,145)
Sale of marketable securities and other	1,779	2,145

Net cash used by investing activities	(626,362)	(9,864)

Cash flows from financing activities:
Net proceeds of short-term debt	26	1,215
Repayments of long-term debt	(98,425)	(5,276)
Proceeds from long-term debt	675,000	17
Debt acquisition costs	(7,697)	—
Dividends on common stock	(983)	(963)
Exercise of stock options	10,703	5,829

Net cash provided by financing activities	578,624	822

Effect of exchange rate changes on cash and cash equivalents	204	124

Net decrease in cash and cash equivalents	(10,874)	(2,109)
Cash and cash equivalents - beginning of period	39,368	47,433

Cash and cash equivalents - end of period	$28,494	$45,324

Supplemental disclosure of non-cash investing and financing activities:
Ocular Sciences, Inc. acquisition (See Note 2):
Fair value of assets acquired	$1,379,737
Less:
Cash acquired	(34,747)
Cash paid	(605,250)
Company stock issued	(622,912)

Liabilities assumed and acquisition costs accrued	$116,828

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(In thousands)

(Unaudited)

Three Months Ended January 31,	2005	2004
Net income	$18,486	$18,355
Other comprehensive income, net of tax:
Foreign currency translation adjustment	5,551	13,182
Change in value of derivative instruments	198	5
Unrealized gain (loss) on marketable securities:
Gain arising during the period	81	748
Reclassification adjustment	(71)	(427)

	10	321

Other comprehensive income, net of tax	5,759	13,508

Comprehensive income	$24,245	$31,863

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1. General

The Cooper Companies, Inc. (Cooper) markets, develops and manufactures healthcare products through its two business units:

•	CooperVision (CVI) markets, develops and manufactures a broad range of contact lenses for the worldwide vision care market. Its leading products are disposable and planned replacement lenses.

•	CooperSurgical (CSI) markets, develops and manufactures medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

During interim periods, we follow the accounting policies described in our Form 10-K for the fiscal year ended October 31, 2004. Please refer to this when reviewing this Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Readers should not assume that the results reported here either indicate or guarantee future performance.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at January 31, 2005 and October 31, 2004, the consolidated results of its operations for the three months ended January 31, 2005 and 2004 and its cash flows for the three months ended January 31, 2005 and 2004. Most of these adjustments are normal and recurring. However, certain adjustments associated with the acquisition of Ocular Sciences, Inc. and the related financial arrangements are of a nonrecurring nature.

See “Estimates and Critical Accounting Policies” in Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

We use derivatives to reduce market risks associated with changes in foreign exchange and interest rates including certain intercompany equipment sales and leaseback transactions. We do not use derivatives for trading or speculative purposes. We believe that the counterparty with which we enter into forward exchange contracts and interest rate swap agreements is financially sound and that the credit risk of these contracts is negligible.

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” Cooper applies Accounting Principles Board Opinion No. 25 and related interpretations to account for its plans for stock options issued to employees and directors. Accordingly, no compensation cost has been recognized for its employee and director stock option plans. Had compensation cost for our stock-based compensation plans been determined under the fair value method included in SFAS 123, as amended by SFAS 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Three Months Ended January 31,	2005	2004
(In thousands, except per share amounts)
Net income, as reported	$18,486	$18,355

Deduct: Total stock-based employee and director compensation expense determined under fair value based method, net of related tax effects	(1,225)	(976)

Pro forma net income	17,261	17,379

Add interest charge applicable to convertible debt, net of tax	524	523

Income for calculating diluted earnings per share	$17,785	$17,902

Basic earnings per share:
As reported	$0.53	$0.57
Pro forma	$0.49	$0.54

Diluted earnings per share:
As reported	$0.48	$0.52
Pro forma	$0.45	$0.50

New Accounting Pronouncement

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)). It requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in effect removing the option, stated in FASB No. 123, to apply the guidance in Opinion 25. This statement is effective as of the beginning of the first reporting period that begins after June 15, 2005, or our fourth fiscal quarter 2005. Transition may be accomplished using the modified prospective application or the modified retrospective application.

Cooper currently measures compensation costs related to share-based payments under Opinion 25, as allowed by FASB No. 123. The change required by Statement 123(R) will affect both our net income and earning per share as determined by the transition methodology in Statement 123(R).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 2. Acquisitions

Ocular Sciences, Inc.: On January 6, 2005, Cooper acquired all of the outstanding common stock of Ocular Sciences, Inc. (Ocular), a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses that are brand and product differentiated by distribution channel.

The aggregate consideration paid for the stock of Ocular was about $1.2 billion plus transaction costs, less acquired cash and cash equivalents. Cooper paid $605 million in cash and issued approximately 10.7 million shares of its common stock, valued at about $623 million, to Ocular stockholders and option holders. Under the terms of the acquisition, each share of Ocular common stock was converted into the right to receive 0.3879 of a share of Cooper common stock and $22.00 in cash without interest, plus cash for fractional shares. Outstanding Ocular stock options were redeemed in exchange for a combination of cash and Cooper stock for the spread between their exercise prices and the value of the merger consideration immediately prior to closing.

Our allocation of the purchase price is based on Ocular’s preliminary December 31, 2004, unaudited financial statements, and our preliminary estimates of the fair values of Ocular’s assets and liabilities. The allocation of the purchase price is subject to refinement as we are currently completing the valuation necessary to finalize the purchase price allocation. Subsequent adjustments could be material. Initially, we ascribed $982.9 million to goodwill all of which was assigned to our CooperVision reporting unit. The purchase price allocation also includes $30 million in other intangible assets, $331.9 million of other tangible assets, and $116.8 million of liabilities assumed including about $66 million of accrued acquisition costs. Research and development assets, if any, with no alternative future use will be written off to research and development on our consolidated statement of income once determined.

The results of Ocular’s operations are included in the Company’s Consolidated Condensed Statements of Income (unaudited) for the first fiscal quarter ended January 31, 2005 from January 6, 2005, the acquisition date.

The following reflects the Company’s unaudited pro forma results had the results of Ocular been included as of the beginning of the period. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Pro Forma Three Months Ended January 31,	2005	2004
(In millions, except per share amounts)
Net sales	$198.1	$190.1
Net income	$(11.4)	$15.6
Diluted earnings per share	$(0.23)	$0.34

Note 3. Accrued Acquisition Costs

When acquisitions are recorded, we accrue for the estimated direct costs in accordance with applicable accounting guidance including EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” of severance and plant/office closure costs of the acquired business. Management with the appropriate level of authority have completed or in the case of the Ocular acquisition are in the process of developing their assessment of exit activities of the acquired companies and except for the Ocular acquisition have substantially completed their plans. In addition, we also accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence. There were no adjustments of accrued acquisition costs included in the determination of net income for the periods. Below is a summary of activity related to accrued acquisition costs for the three months ended January 31, 2005.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Description	Balance Oct. 31, 2004	Additions	Payments	Balance Jan. 31, 2005
(In thousands)
Plant shutdown	$5,386	$19,632	$3,448	$21,570
Severance	2,083	21,405	5,722	17,766
Legal and consulting	2,788	14,253	3,002	14,039
Hold back due	137	—	—	137
Preacquisition liabilities	768	—	—	768
Other	681	10,742	7,590	3,833

	$11,843	$66,032	$19,762	$58,113

Note 4. Inventories, at the Lower of Average Cost or Market

	January 31, 2005	October 31, 2004
(In thousands)
Raw materials	$25,233	$15,914
Work-in-process	17,314	13,152
Finished goods	154,341	78,541

	$196,888	$107,607

The finished goods inventory reflects a one-time adjustment to purchased Ocular inventory of $15 million to reflect the manufacturing profit acquired, which is being written off as acquired inventory is sold, which is expected to approximate seven months.

Note 5. Intangible Assets

Goodwill	CVI	CSI	Total
(In thousands)
Balance as of October 31, 2004	$190,772	$119,828	$310,600
Additions during the three months ended January 31, 2005	982,943	1,865	984,808
Other adjustments*	869	—	869

Balance as of January 31, 2005	$1,174,584	$121,693	$1,296,277

*	Primarily translation differences in goodwill denominated in foreign currency.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	As of January 31, 2005		As of October 31, 2004
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
(In thousands)
Trademarks	$579	$205	$578	$198
Patents	24,958	6,984	24,936	6,580
License and distribution rights	15,242	3,495	15,506	3,204
Other	30,908	364	908	178

	71,687	$11,048	41,928	$10,160

Less accumulated amortization and translation	11,048		10,160

Other intangible assets, net	$60,639		$31,768

We estimate that amortization expense will be about $4.3 million per year in the five-year period ending October 31, 2009. We report in the “Other” category, the $30 million, and related amortization, of the other intangible assets ascribed in the Ocular purchase price allocation based on our preliminary estimates. Subsequent reclassification may be necessary.

Note 6. Debt

	January 31, 2005	October 31, 2004
(In thousands)
Short-term:
Notes payable to banks	$557	$531
Current portion of long-term debt	21,174	20,340

	$21,731	$20,871

Long-term:
KeyBank facility	$627,000	$49,875
Convertible senior debentures	112,353	112,317
Capitalized leases	3,409	1,437
County of Monroe Industrial Development Agency bond	1,295	1,365
Other	154	211

	744,211	165,205
Less current portion	21,174	20,340

	$723,037	$144,865

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

KeyBank Line of Credit: On January 6, 2005, Cooper replaced its $225 million syndicated bank credit facility with a $750 million credit agreement, of which $605 million of the proceeds was used to fund the cash portion of the consideration to Ocular shareholders. The facility consists of a $275 million revolving credit facility, a $225 million term loan (Term A) and a $250 million term loan (Term B). The revolving facility and the Term A loan mature on January 6, 2010; the Term B loan matures on January 6, 2012. KeyBank is the administrative agent and JP Morgan Chase is the syndication agent for the twenty-three bank syndication.

Repayment of the principal amounts of both Term A and Term B follow a quarterly schedule beginning October 6, 2005, through the respective maturity date. We repay about 4% of the principal amount of Term A each quarter through January 6, 2007, then 6% through January 6, 2009, and 8% through January 6, 2010. We repay about one-half percent of the principal amount of Term B per quarter through January 6, 2010, then 12% through January 6, 2012. Projected principal payments are as follows: we repay $9.8 million in fiscal year 2005; $88.1 million in fiscal years 2006 and 2007 combined; $121.7 million for fiscal years 2008 and 2009 combined; and a total of $255.4 million for fiscal years 2010 through 2012.

Interest rates under the facility are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to its pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 175 basis points for the revolver and Term A and from 150 to 175 basis points for the Term B. As of January 31, 2005, the additional basis points were 175 on the revolver and Term A and 175 on the Term B.

Terms include a first security interest in all Cooper domestic assets. The credit agreement:

•	Limits Cooper’s debt to a maximum of 50% of its total capitalization, which is defined as the sum of total debt plus stockholders’ equity.

•	Limits cash dividends on our common stock to $10 million per fiscal year.

•	Requires that the ratio of EBITDA to fixed charges (as defined) be at least 1.1 to 1 through October 30, 2008 and 1.2 to 1 thereafter.

•	Requires that the ratio of total debt to EBITDA (as defined) be no higher than 4 to 1 through January 30, 2005, 3.75 to 1 January 31 through October 30, 2005, 3 to 1 October 31, 2005 through October 30, 2006 and 2.50 to 1 thereafter.

•	Requires that the ratio of total debt excluding the principal amount of Convertible Senior Debentures to EBITDA (as defined, “Senior Leverage Ratio”) be no higher that 3.5 to 1 through January 30, 2005, 3.0 to 1 January 31, 2005 through October 30, 2005, 2.5 to 1 October 31, 2005 through October 30, 2006 and 2.0 to 1 thereafter.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

At January 31, 2005, Cooper’s debt was 38% of total capitalization, the ratio of EBITDA to fixed charges (as defined) was 3.90 to 1, the ratio of debt to EBITDA was 3.46 to 1 and the Senior Leverage Ratio was 2.93 to 1.

The $7.7 million cost of acquiring the new credit facility is carried in other assets and amortized to interest expense over its life.

At January 31, 2005, we had $119 million available under the KeyBank line of credit:

(In millions)
Amount of line	$750
Outstanding loans	(631	)*

Available	$119

*	Includes $4 million in letters of credit backing other debt.

Convertible Senior Debentures: Our $115 million of 2.625% convertible senior debentures, net of discount, are due on July 1, 2023.

Note 7. Earnings Per Share (EPS)

At the fiscal year ended October 31, 2004, the Company restated its diluted EPS beginning in the third fiscal quarter of 2003 to reflect the adoption of EITF Issue No. 04-8, which states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in computations of diluted EPS (if dilutive) from the time of issuance, in accordance with the if-converted methodology under FASB Statement No. 128. Restated first fiscal quarter 2004 diluted EPS is $0.52 versus $0.55 previously reported.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Three Months Ended January 31,	2005	2004
(In thousands, except per share amounts)
Net income	$18,486	$18,355
Add interest charge applicable to convertible debt, net of tax	524	523

Income for calculating diluted earnings per share	$19,010	$18,878

Basic:
Weighted average common shares	35,209	32,167

Basic earnings per common share	$0.53	$0.57

Diluted:
Weighted average common shares	35,209	32,167
Effect of dilutive stock options	1,680	1,376
Shares applicable to convertible debt	2,590	2,590

Diluted weighted average common shares	39,479	36,133

Diluted earnings per share	$0.48	$0.52

For the three months ended January 31, 2005 and 2004, we excluded 229,166 (exercise price $72.94 - $73.40) and zero options to purchase Cooper’s common stock, respectively, from the computation of diluted EPS because their exercise prices were above the average market price.

Note 8. Income Taxes

Cooper expects its effective tax rate (ETR) (provision for income taxes divided by pretax income) for fiscal 2005 to be 21 percent. Accounting principles generally accepted in the United States of America (GAAP) require that the projected fiscal year ETR be included in the year-to-date results. The ETR used to record the provision for income taxes for the three-month period ended January 31, 2004 was 23 percent. The decrease in the 2005 ETR reflects the shift of business to jurisdictions with lower tax rates.

We consider the operating earnings of our non-United States subsidiaries to be indefinitely invested outside the United States. No provision has been made for the United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is approximately $211.1 million as of January 31, 2005. If we repatriate foreign earnings, we will have to adjust the income tax provision in the period in which the decision to repatriate earnings of foreign subsidiaries is made.

Note 9. Employee Benefits

Cooper’s Retirement Income Plan (Plan) covers substantially all full-time United States employees. Cooper’s contributions are designed to fund normal cost on a current basis and to fund over 30 years the estimated prior service cost of benefit improvements (15 years for annual gains and losses). The unit credit actuarial cost method is used to determine the annual cost. Cooper pays the entire cost of the Plan and funds such costs as they accrue. Virtually all of the assets of the Plan are comprised of equity and fixed income funds.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cooper has adopted the interim financial statement disclosure requirements of SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” The provisions of SFAS No. 132, as revised, require additional disclosure to those in the original SFAS No. 132 regarding assets, obligations, cash flows and net periodic pension benefit cost of defined benefit plans. Cooper’s results of operations for the three months ended January 31, 2005 and 2004 reflect the following pension costs.

Three Months Ended January 31,	2005	2004
(In thousands)
Components of net periodic pension cost:
Service cost	$480	$401
Interest cost	355	316
Expected return on assets	(342)	(303)
Amortization of prior service cost	7	7
Amortization of transition obligation	7	7
Recognized net actuarial loss	70	48

Net periodic pension cost	$577	$476

Pension contributions:
Contributions made during period	$—	$—

Note 10. Cash Dividends

We paid a semiannual dividend of 3 cents per share on January 5, 2005 to stockholders of record on December 16, 2004.

Note 11. Contingencies

United States Tax Court Litigation: On September 29, 2004, the Internal Revenue Service (IRS) issued Notices of Deficiency to Ocular in connection with its audit of Ocular’s income tax returns for the years 1999, 2000 and 2001. The Notice primarily pertains to transfer pricing issues and an alternative adjustment under the anti-deferral provisions of Subpart F of the Internal Revenue Code and asserts that $44.8 million of additional taxes is owed for these years, plus unspecified interest, and approximately $12.7 million in related penalties.

On December 29, 2004, Ocular filed a Petition for the United States Tax Court to redetermine the deficiencies asserted by the IRS. On February 11, 2005, the IRS filed its Answer to the Petition generally denying the various arguments made by Ocular against the assertions of the IRS. The Company believes that the IRS may not have fully reviewed the facts before making its assessment of additional taxes, and that its position misapplies the law and is incorrect. Discovery began on March 7, 2005, and the Company intends to fully access the work product of the IRS to more fully ascertain an understanding of its position.

The amount of taxes paid for these years was supported by pricing studies performed by an international firm of tax advisors. The resulting intercompany transactions and tax payments reflected pricing terms that were and are consistent with industry practice for arm’s length transactions with unrelated third parties. The Company intends to vigorously contest the IRS’s claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on financial condition, liquidity or cash flow of the Company.

The Company continues to be subject to the examination of its income tax returns by the IRS and other fiscal authorities, and we cannot assure that the outcomes from these examinations will not have a material adverse effect on the Company’s operating results and financial condition. Moreover, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where it has higher statutory rates or lower than expected in countries where it has lower statutory rates, by changes in the valuation on deferred tax assets or liabilities, or by changes in tax laws or interpretations thereof.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Segment information:

Three Months Ended January 31,	2005	2004
(In thousands)
Net sales to external customers:
CVI	$121,389	$87,018
CSI	26,501	22,716

	$147,890	$109,734

Operating income:
CVI	$27,809	$22,607
CSI	3,727	5,365
Corporate	(3,844)	(3,123)

Total operating income	27,692	24,849
Interest expense	(3,719)	(1,491)
Other (expense) income, net	(614)	480

Income before income taxes	$23,359	$23,838

	January 31, 2005	October 31, 2004
(In thousands)
Identifiable assets:
CVI	$1,894,697	$538,246
CSI	185,155	186,854
Corporate	65,663	86,461

Total	$2,145,515	$811,561

Geographic information:

Three Months Ended January 31,	2005	2004
(In thousands)
Net sales to external customers by country of domicile:
United States	$80,656	$63,541
Europe	48,375	33,409
Rest of world	18,859	12,784

Total	$147,890	$109,734

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

	January 31, 2005	October 31, 2004
(In thousands)
Long-lived assets by country of domicile:
United States	$670,667	$246,718
Europe	300,271	230,123
Rest of world	705,670	16,592

Total	$1,676,608	$493,433

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” beginning on page 7.

Forward-Looking Statements: This Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include certain statements about the integration of the Ocular businesses, our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our or the combined company’s revenue, anticipated market conditions, planned product launches and results of operations are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. These include the risk that the Cooper and Ocular businesses will not be integrated successfully; the risks related to the implementation of information technology systems covering the combined Cooper and Ocular businesses and any delays in such implementation which could result in management having to report a significant deficiency or material weakness in the effectiveness of the Company’s internal control over financial reporting in its 2005 annual report on Form 10-K; the risk that the combined company may not continue to realize anticipated benefits from its cost-cutting measures; the risk inherent in accounting assumptions made in the acquisition, the ultimate validity and enforceability of the companies’ patent applications and patents and the possible infringement of the intellectual property of others.

Events, among others, that could cause our actual results and future actions of the company to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing or distribution facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with new corporate governance requirements, changes in tax laws or their interpretation, changes in geographic profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill, changes in accounting principles or estimates, including the impact of the change in GAAP to require expensing stock options, and other events described in our Securities and Exchange Commission filings, including the “Business” section in Cooper’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations, Continued

Results of Operations

In this section we discuss the results of our operations for the first quarter of fiscal 2005 and compare them with the same period of fiscal 2004. We discuss our cash flows and current financial condition beginning on page 25 under “Capital Resources and Liquidity.”

On January 6, 2005, Cooper acquired all of the outstanding common stock of Ocular Sciences, Inc. (Ocular), a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses that are brand and product differentiated by distribution channel. Ocular’s results are included in our first fiscal quarter ended January 31, 2005 from January 6, 2005.

First Quarter Highlights:

•	Sales of $147.9 million up 35%, 31% in constant currency.

•	Gross profit up 32%; margin down two percentage points to 62% of revenue.

•	Operating income up 11% to $27.7 million.

•	Diluted earnings per share down 8% to 48 cents from 52 cents, with a 9% increase in the number of shares.

•	Results include the $2.1 million write off of one month of the inventory step up to reflect purchased manufacturing profit sold post acquisition, integration restructuring costs of $972,000 and the write-off of the debt issuance costs of our previous credit agreement of $1.6 million.

Selected Statistical Information – Percentage of Sales and Growth

	Percentage of Sales Three Months Ended January 31,		Percentage Growth
	2005	2004
Net sales	100%	100%	35%
Cost of sales	38%	36%	40%

Gross profit	62%	64%	32%
Selling, general and administrative	41%	39%	39%
Research and development	2%	2%	86%
Restructuring	0%	0%	N/A
Amortization	0%	0%	157%

Operating income	19%	23%	11%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations, Continued

Net Sales: Cooper’s two business units, CooperVision (CVI) and CooperSurgical (CSI) generate all its revenue.

•	CVI markets, develops and manufactures a broad range of contact lenses for the worldwide vision care market.

•	CSI markets, develops and manufactures medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $38.2 million, or 35%:

Three Months Ended January 31,		2005	2004	Percentage Increase
(In millions)
CVI		$121.4	$87.0	39%
CSI		26.5	22.7	17%

		$147.9	$109.7	35%

CVI Net Sales:

Three Months Ended January 31,	2005	2004	Growth	% of 2005 Net Sales
(In millions)
Segment
Americas	$60.5	$48.3	25%	50%
Europe	48.1	34.0	41%	40%
Asia/Pacific	12.8	4.7	170%	10%

	$121.4	$87.0	39%	100%

CVI’s worldwide net sales grew 39% in the quarter, 34% in constant currency. Americas sales grew 25%, 24% in constant currency. European sales grew 41%, 31% in constant currency. Sales to the Asia-Pacific region grew 170%, 163% in constant currency. Net sales of Ocular have been included since the acquisition date of January 6, 2005.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations, Continued

These shifts favor CVI’s line of specialty products, which comprise over 57% of CVI’s worldwide business.

Definitions: Lens revenue consists of sales of spherical lenses, which include aspherically designed lenses, and specialty lenses – toric, cosmetic, multifocal lenses and lenses for patients with dry eyes.

•	Aspheric lenses correct for near- and farsightedness, and they have additional optical properties that help improve visual acuity in low light conditions and can correct low levels of astigmatism and low levels of presbyopia, an age-related vision defect.

•	Toric lens designs correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

•	Multifocal lens designs correct presbyopia.

•	Proclear lenses help enhance tissue/device compatibility for patients experiencing mild discomfort relating to dry eyes during lens wear.

The primary reason for CVI’s growth is the acquisition of Ocular; however, sales growth includes continued global market share gains during the quarter with disposable sphere revenue up 55%, disposable toric revenue up 44%, disposable multifocal revenue up 131% and total toric revenue up 28%. CVI’s line of specialty lenses grew 29% during the quarter. Sales increases also resulted from the global rollout of Proclear toric that increased 89% to $5.6 million and the launch of Proclear multifocal lenses with first quarter 2005 sales of $1.6 million. Daily disposable sphere sales were about $6 million. Sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement including within rapidly growing specialty lenses. While unit growth and product mix have influenced revenue growth, average realized prices by product have not materially influenced revenue growth.

CSI Net Sales: Women’s healthcare products used primarily in obstetricians’ and gynecologists’ practices generate about 90% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. CSI’s first quarter net sales increased 17% to $26.5 million. The incremental sales growth of $3.8 million was from the acquisition of Milex in February 2004, and organic growth of existing products of about 10%. While unit growth and product mix have influenced organic revenue growth, average realized prices by product have not materially influenced organic revenue growth.

Cost of Sales/Gross Profit: Gross profit as a percentage of net sales (margin) was:

First Quarter Margin	2005	2004
CVI	64%	66%
CSI	55%	54%
Consolidated	62%	64%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations, Continued

CVI’s margin for the first quarter of fiscal 2005 was 64% compared with 66% for the first quarter last year, primarily due to the $2.1 million write off of the inventory step up adjustment and $249,000 of nonrecurring restructuring expenses. CVI manufactures about 50% of its lenses in the United Kingdom. The favorable impact of the change in foreign currency exchange rates on revenue is offset by the unfavorable impact on manufacturing costs and has minimal impact on margins.

CSI’s margin was 55%, compared with 54% for the first fiscal quarter last year. Higher gross margin reflects continuing efficiencies from the integration of acquisitions, partially offset by foreign exchange variances as CSI imports 27% of inventory from Europe and Canada.

Selling, General and Administrative (SGA) Expense:

Three Months Ended January 31,	2005	% Net Sales	2004	% Net Sales	% Increase
($ in millions)
CVI	$46.6	38%	$33.7	39%	38%
CSI	9.8	37%	6.4	28%	54%
Headquarters	$3.8	—	3.1	—	23%

	$60.2	41%	$43.2	39%	39%

In the first quarter of 2005, consolidated SGA increased 39%, and as a percentage of revenue, increased by 2% as compared with 2004. Acquisitions contributed largely to the SGA increases. About $1.6 million of the SGA increase reflects the relative weakness of the U.S. dollar against foreign currencies; with $24.6 million of our SGA outside the U.S. The increase in CSI’s SGA reflects the decision to invest in sales and marketing to increase organic growth. Corporate headquarters’ expenses, which increased 23% to $3.8 million, include added costs due to the Ocular acquisition, continued expenses for projects to maintain the Company’s global trading arrangement and costs to comply with corporate governance requirements.

Research and Development Expense: During the first fiscal quarter, CVI research and development expenditures were $2.0 million, up 96% over the first quarter of 2004. CVI’s research and development activities, now augmented by Ocular’s strong research pipeline, include programs to develop two-week disposable and continuous wear silicone hydrogel lenses, a disposable multifocal toric, a daily wear lens incorporating the Proclear lens material and products that address specific needs in the Asia-Pacific market. CSI’s research and development expenditures of $800,000 were for upgrading and redesign of many CSI’s products in osteoporoses, in-vitro fertilization, incontinence, assisted reproductive technology and other obstetrical and gynecological product development activities.

Restructuring: Restructuring expenses of $723,000 are CVI operating expenses associated with the integration of Ocular.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations, Continued

Operating Income (Expense): Operating income improved by $2.8 million, or 11%, in the fiscal first quarter.

Three Months Ended January 31,	2005	% Net Sales	2004	% Net Sales	% Increase
($ in millions)
CVI	$27.8	23%	$22.6	26%	23%
CSI	3.7	14%	5.4	24%	(31%)
Headquarters	(3.8)	—	(3.1)	—	(23%)

	$27.7	19%	$24.9	23%	11%

Interest Expense: Interest expense increased by $2.2 million or 149%. On January 6, 2005, we replaced our $225 million credit facility with a $750 million credit agreement primarily to fund the acquisition of Ocular. Due to the acquisition, we had $627 million in loans on our credit facility at January 31, 2005 compared to $63.9 million outstanding on January 31, 2004.

Other Income (Expense), Net:

Three Months Ended January 31,	2005	2004
(In thousands)
Interest income	$200	$102
Foreign exchange gain (loss)	481	(342)
Unamortized debt issuance costs	(1,602)	—
Gain on sale of marketable securities	120	712
Other	187	8

	$(614)	$480

In the first quarter of 2005, we sold 292,000 shares of marketable securities, realizing a gain of approximately $120,000, and we wrote off the debt issuance costs of our previous credit agreement of $1,602,000.

Provision for Income Taxes: We recorded tax expense of $4.9 million in the first quarter of fiscal 2005 compared to $5.5 million in the first quarter of fiscal 2004 on income before income taxes. The effective tax rate for the first quarter of fiscal 2005 (provision for taxes divided by income before taxes) was approximately 21 percent compared to approximately 23 percent for the first quarter of fiscal 2004.

With anticipated faster revenue growth outside the U.S. and a favorable mix of products manufactured outside the U.S., Cooper expects that its net operating loss carryforwards in the U.S. will last beyond 2007.

THE COOPER COMPANIES, INC. AND SUBSIDARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations, Continued

Capital Resources and Liquidity

First Quarter Highlights:

•	Operating cash flow $36.7 million vs. $6.8 million in 2004’s first quarter.

•	Cash payments for acquisitions totaled $616.5 million.

•	Expenditures for purchases of property, plant and equipment (PP&E) $11.6 million vs. $6.9 million in 2004’s first quarter.

Comparative Statistics ($ in millions):

	January 31, 2005	October 31, 2004
Cash and cash equivalents	$28.5	$39.4
Total assets	$2,145.5	$811.6
Working capital	$236.9	$188.0
Total debt	$744.8	$165.7
Stockholders’ equity	$1,204.5	$544.2
Ratio of debt to equity	0.62:1	0.30:1
Debt as a percentage of total capitalization	38%	23%
Operating cash flow - twelve months ended	$131.1	$101.2

Operating Cash Flow: Cash flow provided from operating activities continues as Cooper’s major source of liquidity, totaling $36.7 million in the first quarter of fiscal 2005 and $131.1 million over the twelve-month period ended January 31, 2005.

Major uses of cash for operating activities in the first quarter included $2.9 million to fund entitlements under Cooper’s bonus plans and $9.0 million in interest payments.

Working capital increased $48.9 million in the first quarter of fiscal 2005 due to increases of $89.3 million in inventory, $46.0 million in receivables and $11.9 million in current deferred tax assets and other. These increases were partially offset as cash decreased $10.9 million, primarily to fund acquisitions, marketable securities decreased $1.8 million from sales of securities, current accrued liabilities and accounts payable increased $84.7 million, and short-term debt increased $900,000. The significant increase in working capital is primarily due to the acquisition of Ocular; however, growth in the overall business, smaller acquisitions and the effect of foreign exchange also contributed.

At the end of the first quarter, Cooper’s inventory months on hand (MOH) decreased to 6.8 from 7.5 in last year’s first quarter. Also, our days sales outstanding (DSO) decreased to 65 days from 69 days in last year’s first quarter. For comparability, these DSO’s and MOH’s are pro forma, calculated including Ocular’s results of operations for the entire first fiscal quarter of 2005. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations, Continued

Investing Cash Flow: The cash outflow of $626.3 million from investing activities was driven by payments of $616.5 million for acquisitions, primarily the purchase of Ocular, and capital expenditures of $11.6 million, used primarily to expand manufacturing capacity and continue the rollout of new information systems. This was partially offset by proceeds from the sale of marketable securities of $1.8 million.

Financing Cash Flow: The cash inflow of $578.6 million from financing activities was driven by proceeds from long-term debt of $675.0 million and $10.7 million from the exercise of stock options, partially offset by repayment of debt of $98.4 million, payment of debt acquisition costs of $7.7 million and dividends on our common stock of $983,000 paid in the first fiscal quarter of 2005.

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

•	Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured. For contact lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business, since a high percentage of our revenue is from direct sales to doctors.

THE COOPER COMPANIES, INC. AND SUBSIDARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations, Continued

•	Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the fact that patients require satisfaction of healthcare needs in both strong and weak economics.

•	Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand to maintain high customer service levels in spite of the complexity of our specialty lens product portfolio.

•	Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” We no longer amortize goodwill. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2004, and our analysis indicated that we have no goodwill impairment.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations, Continued

•	Business combinations – We routinely consummate business combinations. We allocate the purchase price of acquisitions based on our estimates and judgments of the fair value of net assets purchased, acquisition costs incurred and intangibles other than goodwill. On individually significant acquisitions, we utilize independent valuation experts to provide a basis in order to refine the purchase price allocation, if appropriate. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition.

•	Income taxes – As part of the process of preparing our consolidated financial statements, we must estimate our income tax expense for each of the jurisdictions in which we operate. This process requires significant management judgments and involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as judging the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. Frequent changes in tax laws in each jurisdiction complicate future estimates. To determine the quarterly tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. We adjust the estimated effective tax rate for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate, and such changes could be material

New Accounting Pronouncement

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)). It requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in effect removing the option, stated in FASB No. 123, to apply the guidance in Opinion 25. This statement is effective as of the beginning of the first reporting period that begins after June 15, 2005, or our fourth fiscal quarter 2005. Transition may be accomplished using the modified prospective application or the modified retrospective application.

Cooper currently measures compensation costs related to share-based payments under Opinion 25, as allowed by FASB No. 123. The change required by Statement 123(R) will affect both our net income and earning per share as determined by the transition methodology in Statement 123(R).

Outlook

We believe that cash and cash equivalents on hand of $28.5 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We expect capital expenditures in fiscal year 2005 of $120 - $130 million with about 70% to expand manufacturing capacity, about 20% for conversion of CVI’s products to the Gen II manufacturing platform acquired from Ocular and about 10% for information technology. At January 31, 2005, we had $119 million available under the KeyBank line of credit.

Risk Management

We are exposed to risks caused by changes in foreign exchange, principally our pound sterling and euro denominated debt and receivables and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our revolver and term loan debt under the KeyBank credit agreement varies with the London Interbank Offered Rate. The significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. However in February 2005, steps were taken to minimize this risk by entering into interest rate swaps with total notional value of $500 million maturing in 2006 through 2008. The effect of these interest rate swaps is to convert $500 million of our outstanding long-term debt to a fixed rate. Now, approximately 80% of our debt is fixed rate.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations, Concluded

On January 6, 2005, to fund the cash portion of consideration to Ocular shareholders, Cooper replaced its $225 million credit facility with a $750 million credit agreement. At January 31, 2005, we had outstanding borrowings of $627 million on the credit facility with $475 million on the term loans and $152 million on the revolver. See Note 6. Debt.

Our long-term debt obligations are adjusted as follows: We repaid the credit facility term loan obligations existing at October 31, 2004 of $18.8 million for 2005 and $28.1 million for 2006 and 2007. For the existing term loans, we are obligated to repay $9.8 million in the current period ending October 31, 2005, $88.1 million within the subsequent two fiscal year period 2006 through 2007, $121.8 million within the two fiscal year period 2008 through 2009, and $255.4 million thereafter. We repaid the revolving facility obligation existing at October 31, 2004 of $3 million for the 2006 and 2007 period. For the existing revolving facility, we are obligated to repay $152 million in fiscal year 2010.

Due to the acquisition of Ocular, at January 31, 2005 Cooper had an additional capital lease obligation of $2.3 million and operating lease obligations of $23.7 million which includes about $15.5 million of obligations for restructuring activities accrued in the acquisition. Payments on the capital lease are due $241,000 in the current period ending October 31, 2005, $717,000 within the subsequent two fiscal year period 2006 through 2007, $845,000 within the two fiscal year period 2008 through 2009 and $517,000 thereafter. Payments on the operating leases are due $5.5 million in the current period ending October 31, 2005, $9.3 million within the subsequent two fiscal year period 2006 through 2007, $4.4 million within the two fiscal year period 2008 through 2009 and $4.5 million thereafter.

As of January 31, 2005, the scheduled maturities of Cooper’s variable rate long-term debt obligations (excluding capital leases), their weighted average interest rates and their estimated fair values were as follows:

Fiscal Year	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
($ in millions)
Long-term debt:
Variable interest rate	$10.1	$38.6	$50.5	$54.6	$67.3	$407.5	$628.6	$628.6
Average interest rate	4.3%	4.3%	4.3%	4.3%	4.3%	4.3%

Trademarks

Proclear® is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries and is italicized in this report.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

See “Risk Management” under Capital Resources and Liquidity in Item 2 of this report.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2005, the end of the fiscal quarter covered by this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On January 6, 2005 the Company completed the purchase of Ocular Sciences, Inc. (Ocular). The Company is currently in the process of integrating the Ocular entities and is conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. The impact of the purchase of Ocular has not materially affected and is not likely to materially affect the Company’s internal controls over financial reporting. However, as a result of our integration activities, controls (and IT systems used) will be periodically changed. While these changes are in process, there can be no guarantee that as of the end of our fiscal year the Company will meet the procedural standards required by our outside auditors for an unqualified attestation. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

United States Tax Court Litigation: On September 29, 2004 the Internal Revenue Service (IRS) issued Notices of Deficiency to Ocular in connection with its audit of Ocular’s income tax returns for the years 1999, 2000 and 2001. The amount of taxes (and penalties) asserted in the Notice primarily pertains to transfer pricing issues and an alternative adjustment under the anti–deferral provisions of Subpart F of the Internal Revenue Code.

On December 29, 2004 Ocular filed a Petition for the United States Tax Court to redetermine the deficiencies asserted by the IRS. On February 11, 2005 the IRS filed its Answer to the Petition generally denying the various arguments made by Ocular against the assertions of the IRS. The Company believes that the IRS may not have fully reviewed the facts before making its assessment of additional taxes, and that its position misapplies the law and is incorrect. Discovery began on March 7, 2005 and the Company intends to fully access the work product of the IRS to more fully ascertain an understanding of its position.

The amount of taxes paid for these years was supported by pricing studies performed by an international firm of tax advisors. The resulting intercompany transactions and tax payments reflected pricing terms that were and are consistent with industry practice for arm’s length transactions with unrelated third parties. The Company intends to vigorously contest the IRS’s claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held on November 16, 2004, at which stockholders voted to approve the issuance of common stock of The Cooper Companies, Inc. pursuant to the Agreement and Plan of Merger by and among The Cooper Companies, Inc., TCC Acquisition Corp. and Ocular Sciences, Inc. A total of 24,673,211 shares were voted in favor of the issuance, 174,728 shares were voted against it and 30,767 shares abstained.

PART II - OTHER INFORMATION - Continued

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description
11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

(b)	The Company filed the following reports on Form 8-K during the period November 1, 2004 to January 31, 2005.

Date of Report	Item Reported
November 16, 2004	Item 8.01 Other Events
Item 9.01 Financial Statements and Exhibits
December 13, 2004	Item 1.01 Entry into a Material Definitive Agreement
Item 9.01 Financial Statements and Exhibits
January 5, 2005	Item 8.01 Other Events
Item 9.01 Financial Statements and Exhibits
January 6, 2005	Item 1.01 Entry into a Material Definitive Agreement
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 2.03 Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant
Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits
January 6, 2005	Item 1.01 Entry into a Material Definitive Agreement
Item 9.01 Financial Statements and Exhibits
January 6, 2005	Item 1.01 Entry into a Material Definitive Agreement
Item 9.01 Financial Statements and Exhibits

The Company furnished on Form 8-K dated December 13, 2004 a report of Item 2.02 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 11, 2005	/s/ Rodney E. Folden
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