Form 10-Q
period 2005-04-30
COOPER COMPANIES INC
filed 2005-06-09
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	44,119,890 Shares
Class	Outstanding at May 31, 2005

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net sales	$215,774	$120,552	$363,664	$230,286
Cost of sales	84,967	42,167	140,535	81,945

Gross profit	130,807	78,385	223,129	148,341
Selling, general and administrative expense	79,317	48,877	139,506	92,114
Research and development expense	5,356	1,222	8,186	2,747
Restructuring costs	1,937	—	2,660	—
Amortization of intangibles	1,225	463	2,113	808

Operating income	42,972	27,823	70,664	52,672
Interest expense	8,086	1,488	11,805	2,979
Other (expense) income, net	2,469	1,182	1,855	1,662

Income before income taxes	37,355	27,517	60,714	51,355
Provision for income taxes	7,845	5,818	12,718	11,301

Net income	29,510	21,699	47,996	40,054
Add interest charge applicable to convertible debt, net of tax	524	524	1,048	1,047

Income for calculating diluted earnings per share	$30,034	$22,223	$49,044	$41,101

Earnings per share:
Basic	$0.67	$0.67	$1.21	$1.24

Diluted	$0.62	$0.61	$1.11	$1.13

Number of shares used to compute earnings per share:
Basic	43,980	32,554	39,801	32,359

Diluted	48,104	36,521	44,001	36,332

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(In thousands)

(Unaudited)

	April 30, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,119	$39,368
Trade receivables, net	155,181	99,269
Marketable securities	—	1,829
Inventories	190,504	107,607
Deferred tax asset	25,598	20,296
Other current assets	46,005	36,129

Total current assets	434,407	304,498

Property, plant and equipment, net	344,515	151,065
Goodwill, net	1,290,673	310,600
Other intangible assets, net	60,335	31,768
Deferred tax asset	16,155	10,315
Prepaid and other assets	15,202	3,315

	$2,161,287	$811,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,175	$20,871
Accounts payable	36,824	21,684
Employee compensation and benefits	33,057	22,376
Accrued acquisition costs	50,895	11,843
Accrued income taxes	12,582	15,171
Other current liabilities	56,665	24,564

Total current liabilities	220,198	116,509
Long-term debt	689,453	144,865
Other long-term liabilities	6,154	—
Deferred tax liability	6,399	6,026

Total liabilities	922,204	267,400

Stockholders’ equity:
Common stock, $.10 par value	4,459	3,334
Additional paid-in capital	968,577	327,811
Accumulated other comprehensive income	31,621	26,971
Retained earnings	242,034	195,021
Treasury stock at cost	(7,608)	(8,976)

Total stockholders’ equity	1,239,083	544,161

	$2,161,287	$811,561

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net income	$47,996	$40,054
Depreciation and amortization	18,401	7,527
Increase (decrease) in operating capital	5,757	(15,654)
Other non-cash items	7,934	4,932

Net cash provided by operating activities	80,088	36,859

Cash flows from investing activities:
Purchases of property, plant and equipment	(38,820)	(19,247)
Acquisitions of businesses, net of cash acquired	(624,386)	(50,844)
Sale of marketable securities and other	1,779	3,810

Net cash used by investing activities	(661,427)	(66,281)

Cash flows from financing activities:
Net (repayments) proceeds from short-term debt	(400)	3,200
Repayments of long-term debt	(150,234)	(26,690)
Proceeds from long-term debt	702,000	16,031
Debt acquisition costs	(7,697)	—
Dividends on common stock	(983)	(963)
Exercise of stock options	16,314	10,975

Net cash provided by financing activities	559,000	2,553

Effect of exchange rate changes on cash and cash equivalents	90	167
Net decrease in cash and cash equivalents	(22,249)	(26,702)
Cash and cash equivalents - beginning of period	39,368	47,433

Cash and cash equivalents - end of period	$17,119	$20,731

Supplemental disclosure of non-cash investing and financing activities:
Ocular Sciences, Inc. acquisition (see Note 2):
Fair value of assets acquired	$1,379,737
Less:
Cash acquired	(34,747)
Cash paid	(605,250)
Company stock issued	(622,912)

Liabilities assumed and acquisition costs accrued	$116,828

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net income	$29,510	$21,699	$47,996	$40,054
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(607)	(8,119)	4,944	5,063
Change in value of derivative instruments	(502)	25	(304)	30
Unrealized gain (loss) on marketable securities:
Gain (loss) arising during period	—	(938)	81	(190)
Reclassification adjustment	—	(439)	(71)	(866)

	—	(1,377)	10	(1,056)

Other comprehensive income (loss), net of tax	(1,109)	(9,471)	4,650	4,037

Comprehensive income	$28,401	$12,228	$52,646	$44,091

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at April 30, 2005 and October 31, 2004, the consolidated results of its operations for the three and six months ended April 30, 2005 and 2004 and its cash flows for the six months ended April 30, 2005 and 2004. Most of these adjustments are normal and recurring. However, certain adjustments associated with the acquisition of Ocular Sciences, Inc. and the related financial arrangements are of a nonrecurring nature.

See “Estimates and Critical Accounting Policies” in Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

We use derivatives to reduce market risks associated with changes in foreign exchange and interest rates including certain intercompany equipment sales and leaseback transactions. We do not use derivatives for trading or speculative purposes. We believe that the counterparties with which we enter into forward exchange contracts and interest rate swap agreements are financially sound and that the credit risk of these contracts is negligible.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$29,510	$21,699	$47,996	$40,054
Deduct: Total stock-based employee and director compensation expense determined under fair value based method, net of related tax effects	(2,371)	(1,347)	(3,596)	(2,323)

Pro forma net income	$27,139	$20,352	$44,400	$37,731
Add interest charge applicable to convertible debt, net of tax	$524	$524	$1,048	$1,047

Income for calculating diluted earnings per share	$27,663	$20,876	$45,448	$38,778

Basic earnings per share:
As reported	$0.67	$0.67	$1.21	$1.24
Pro forma	$0.62	$0.63	$1.12	$1.17
Diluted earnings per share:
As reported	$0.62	$0.61	$1.11	$1.13
Pro forma	$0.58	$0.57	$1.04	$1.07

New Accounting Pronouncement

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)). It requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in effect removing the option, stated in FASB No. 123, to apply the guidance in Opinion 25. This statement is effective as of the beginning of the next fiscal year that begins after June 15, 2005, or our interim financial statements for the first fiscal quarter 2006. Transition may be accomplished using the modified prospective application or the modified retrospective application.

Cooper currently measures compensation costs related to share-based payments under Opinion 25, as allowed by FASB No. 123. The change required by Statement 123(R) will affect both our net income and earnings per share as determined by the transition methodology in Statement 123(R).

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

Our allocation of the purchase price is based on Ocular’s preliminary December 31, 2004, unaudited financial statements, and our preliminary estimates of the fair values of Ocular’s assets and liabilities. The allocation of the purchase price is subject to refinement as we expect to complete the valuation necessary and finalize the purchase price allocation in the fiscal third quarter. Subsequent adjustments could be material. Initially, we ascribed $976.6 million to goodwill, all of which was assigned to our CooperVision reporting unit. The purchase price allocation also includes $30 million in other intangible assets, $331.9 million of other tangible assets, and $116.8 million of liabilities assumed including about $66 million of accrued acquisition costs. Research and development assets, if any, with no alternative future use will be written off to research and development on our consolidated statement of income once determined.

The results of Ocular’s operations are included in the Company’s Consolidated Condensed Statements of Income (unaudited) for the six-month fiscal period ended April 30, 2005 from January 6, 2005, the acquisition date.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Pro Forma
Net sales	$215.8	$201.4	$413.9	$391.4
Net income	$29.5	$19.3	$18.1	$34.9
Diluted earnings per share	$0.62	$0.42	$0.40	$0.77

Restructuring

In connection with the January 6, 2005, acquisition of Ocular Sciences, Inc., we are in the process of completing an integration plan to optimize operational synergies of the combined companies. These activities include integrating duplicate facilities, expanding utilization of preferred manufacturing and distribution practices and integrating the worldwide sales and marketing organizations. Integration activities began in January 2005 and are expected to continue through 2007.

We estimate that the total restructuring costs under this integration plan will be approximately $25 - $30 million and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. The following table summarizes our fiscal 2005 restructuring costs to date:

	Plant Shutdown	Severance	Other	Total
	(In thousands)
Restructuring costs incurred through April 30, 2005	$5	$774	$1,776	$2,555

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 3. Accrued Acquisition Costs

When acquisitions are recorded, we accrue for the estimated direct costs in accordance with applicable accounting guidance including EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” of severance and plant/office closure costs of the acquired business. Management with the appropriate level of authority have completed or in the case of the Ocular acquisition are in the process of developing their assessment of exit activities of the acquired companies and except for the Ocular acquisition have substantially completed their plans. In addition, we also accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence. There were no adjustments of accrued acquisition costs included in the determination of net income for the periods. Below is a summary of activity related to accrued acquisition costs for the six months ended April 30, 2005.

Description	Balance Oct. 31, 2004	Additions	Payments	Balance April 30, 2005
	(In thousands)
Plant shutdown	$5,386	$21,624	$4,639	$22,371
Severance	2,083	20,656	7,348	15,391
Legal and consulting	2,788	3,368	4,004	2,152
Hold back due	137	—	—	137
Preacquisition liabilities	768	—	—	768
Other	681	21,317	11,922	10,076

	$11,843	$66,965	$27,913	$50,895

Note 4. Inventories, at the Lower of Average Cost or Market

	April 30, 2005	October 31, 2004
	(In thousands)
Raw materials	$25,926	$15,914
Work-in-process	17,328	13,152
Finished goods	147,250	78,541

	$190,504	$107,607

The finished goods inventory includes $7.2 million of the one-time adjustment to purchased Ocular inventory of $16.8 million for the manufacturing profit acquired, which is being written off as acquired inventory is sold, which is expected to approximate seven months.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 5. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of October 31, 2004	$190,772	$119,828	$310,600
Additions during the six months ended April 30, 2005	977,649	1,917	979,566
Other adjustments*	507	—	507

	$1,168,928	$121,745	$1,290,673

*	Primarily translation differences in goodwill denominated in foreign currency.

Other Intangible Assets

	As of April 30, 2005		As of October 31, 2004
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$578	$209	$578	$198
Patents	24,797	7,238	24,936	6,580
License and distribution rights	15,674	3,342	15,506	3,204
Other	30,923	848	908	178

	$71,972	$11,637	$41,928	$10,160

Less accumulated amortization and translation	11,637		10,160

Other intangible assets, net	$60,335		$31,768

We estimate that amortization expense will be about $4.5 million per year in the five-year period ending October 31, 2009. We report in the “Other” category, the $30 million, and related amortization, of the other intangible assets ascribed in the Ocular purchase price allocation based on our preliminary estimates. Subsequent reclassification may be necessary.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 6. Debt

	April 30, 2005	October 31, 2004
	(In thousands)
Short-term:
Notes payable to banks	$131	$531
Current portion of long-term debt	30,044	20,340

	$30,175	$20,871

Long-term:
KeyBank facility	$603,000	$49,875
Convertible senior debentures	112,389	112,317
Capitalized leases	2,808	1,437
County of Monroe Industrial Development
Agency bond	1,214	1,365
Other	86	211

	719,497	165,205
Less current portion	30,044	20,340

	$689,453	$144,865

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Interest rates under the facility are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to its pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 175 basis points for the revolver and Term A and from 150 to 175 basis points for the Term B. As of April 30, 2005, the additional basis points were 162.5 on the revolver and Term A and 175 on the Term B.

Terms include a first security interest in all Cooper domestic assets. The credit agreement:

•	Limits Cooper’s debt to a maximum of 50% of its total capitalization, which is defined as the sum of total debt plus stockholders’ equity.

•	Limits cash dividends on our common stock to $10 million per fiscal year.

•	Requires that the ratio of EBITDA to fixed charges (as defined) be at least 1.1 to 1 through October 30, 2008 and 1.2 to 1 thereafter.

•	Requires that the ratio of total debt to EBITDA (as defined) be no higher than 3.75 to 1 January 31 through October 30, 2005, 3 to 1 October 31, 2005 through October 30, 2006 and 2.50 to 1 thereafter.

•	Requires that the ratio of total debt excluding the principal amount of Convertible Senior Debentures to EBITDA (as defined, “Senior Leverage Ratio”) be no higher than 3.0 to 1 January 31, 2005 through October 30, 2005, 2.5 to 1 October 31, 2005 through October 30, 2006 and 2.0 to 1 thereafter.

At April 30, 2005, Cooper’s debt was 37% of total capitalization, the ratio of EBITDA to fixed charges (as defined) was 3.07 to 1, the ratio of debt to EBITDA was 3.11 to 1 and the Senior Leverage Ratio was 2.62 to 1.

The $7.7 million cost of acquiring the new credit facility is carried in other assets and amortized to interest expense over its life.

At April 30, 2005, we had $142.9 million available under the KeyBank line of credit:

(In millions)
Amount of line	$750.0
Outstanding loans	(607.1	)*

Available	$142.9

*	Includes $4.1 million in letters of credit backing overdraft accounts.

Convertible Senior Debentures: $115 million of 2.625% convertible senior debentures are due on July 1, 2023.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 7. Derivative Instruments

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to use derivatives to reduce the risk to earnings and cash flows associated with anticipated foreign currency transactions, including certain intercompany equipment sale and leaseback transactions. The gains and losses on the foreign exchange forward contracts are intended to partially offset the transaction gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings.

Cash Flow Hedging

We designate and document foreign exchange forward contracts related to forecasted cost of sales and interest on intercompany equipment sale and leaseback transactions as cash flow hedges. We calculate hedge effectiveness, excluding time value, at least quarterly. The change in the fair value of the derivative on a spot-to-spot basis is compared to the spot-to-spot change in the anticipated transaction, with the effective portion recorded in Other Comprehensive Income (OCI) until the anticipated cost of sales or interest expense is recognized in income. We record any ineffectiveness, including the excluded time value of the hedge in other income and expense in our consolidated statement of income. In the event it becomes probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from OCI to other income and expense. During the first six months of fiscal year 2005, an immaterial amount was reclassified to other income and expense for anticipated transactions that failed to occur and amounts excluded from effectiveness testing. At April 30, 2005, all outstanding cash flow hedging derivatives had a maturity of less than 12 months.

Interest Rate Swaps

To meet certain management objectives and specific bank covenants, the Company executed six interest rate swaps on January 14, 2005, effective February 7, 2005 with maturities of 1-3 years with a combined notional value of $500 million. The swaps are designed to fix a portion of the borrowing costs of the Company’s floating rate $750 million syndicated bank credit facility dated January 6, 2005. The fixed rates on the swaps are between 3.28% and 3.78%. The swaps are designated as FAS 133 cash flow hedges of the benchmark interest rate risk associated with certain LIBOR-based interest payments on debt, and they were carefully crafted to match the critical terms of the syndicated bank credit facility. The swaps are expected to continue to be highly effective under the dollar ratio test where the cumulative change in each swap will be divided by the cumulative change in the hypothetical derivatives. Because the documentation for the swaps was incomplete, the interest rate swaps did not qualify for hedge accounting. At

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

April 30, 2005, the fair value of the swaps was recorded as an asset. An offsetting entry is recorded in other income for the three months ended April 30, 2005 equal to the $2.8 million fair value of the swaps. We expect that the documentation will be completed and that the swaps will qualify for hedge accounting treatment in the fiscal third quarter, for the life of the hedge.

Fair Value Hedging

In fiscal year 2005, we began designating and documenting foreign exchange forward contracts related to firmly committed capital expenditures as fair value hedges. In accordance with policy, these derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that meet FAS 133’s definition of a firm commitment. The fair value hedges are evaluated for effectiveness at least quarterly, and any ineffectiveness is recorded in other income and expense. The critical terms of the forward contract and the firm commitments are matched at inception and subsequent forward contract effectiveness is calculated by comparing the fair value of the forward contract to the cumulative change in value of the specified firm commitment, including time value. The derivative fair values are recognized currently in income and offset by the effective gains and losses on the construction in process, which are also reflected on the balance sheet and currently in income.

Balance Sheet Hedging

We manage the foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts with maturities of less than 12 months. Changes in fair value of these derivatives are recognized in other income and expense and substantially offset the remeasurement gains and losses associated with the foreign currency denominated assets and liabilities.

Our outstanding net foreign exchange forward contracts as of April 30, 2005, are presented in the table below. Weighted average forward rates are quoted using market conventions.

	Net Notional Amount	Weighted Average Rate
	(in thousands)
Cash flow hedges:
Euro sold	3,032	1.2933
Fair value hedges:
Euro purchased	6,912	1.3003
Balance sheet hedges:
Euro sold	22,413	1.2933

Note 8. Earnings Per Share (EPS)

At the fiscal year ended October 31, 2004, the Company restated its diluted EPS beginning in the third fiscal quarter of 2003 to reflect the adoption of EITF Issue No. 04-8, which states that

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

shares of common stock contingently issuable pursuant to contingent convertible securities should be included in computations of diluted EPS (if dilutive) from the time of issuance, in accordance with the if-converted methodology under FASB Statement No. 128. Restated second fiscal quarter 2004 diluted EPS is $0.61 versus $0.64 previously reported and restated EPS for the six months ended April 30, 2004 is $1.13 versus $1.19 previously reported.

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Basic:
Net income	$29,510	$21,699	$47,996	$40,054

Weighted average common shares	43,980	32,554	39,801	32,359

Basic earnings per common share	$0.67	$0.67	$1.21	$1.24

Diluted:
Net income	$29,510	$21,699	$47,996	$40,054
Add interest charge applicable to convertible debt, net of tax	524	524	1,048	1,047

Income for calculating diluted earnings per share	$30,034	$22,223	$49,044	$41,101

Weighted average common shares	43,980	32,554	39,801	32,359
Effect of dilutive stock options	1,534	1,377	1,610	1,383
Shares applicable to convertible debt	2,590	2,590	2,590	2,590

Diluted weighted average common shares	48,104	36,521	44,001	36,332

Diluted earnings per share	$0.62	$0.61	$1.11	$1.13

We excluded the following options to purchase Cooper’s common stock from the computation of diluted EPS because their exercise prices were above the average market price:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Number of shares excluded	10,000	—	10,000	—

Exercise prices	$80.51	$—	$80.51	$—

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 9. Income Taxes

Cooper expects its effective tax rate (ETR) (provision for income taxes divided by pretax income) for fiscal 2005 to be 21 percent. Accounting principles generally accepted in the United States of America (GAAP) require that the projected fiscal year ETR be included in the year-to-date results. The ETR used to record the provision for income taxes for the six-month period ended April 30, 2004 was 22 percent. The decrease in the 2005 ETR reflects the shift of business to jurisdictions with lower tax rates and the expedited process of integrating Ocular into our global trading arrangement.

We consider the operating earnings of our non-United States subsidiaries to be indefinitely invested outside the United States. No provision has been made for the United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is approximately $243.3 million as of April 30, 2005. If we repatriate foreign earnings, we will have to adjust the income tax provision in the period in which the decision to repatriate earnings of foreign subsidiaries is made.

Note 10. Employee Benefits

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cooper has adopted the interim financial statement disclosure requirements of SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” The provisions of SFAS No. 132, as revised, require additional disclosure to those in the original SFAS No. 132 regarding assets, obligations, cash flows and net periodic pension benefit cost of defined benefit plans. Cooper’s results of operations for the three and six months ended April 30, 2005 and 2004 reflect the following pension costs:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In thousands)
Components of net periodic pension cost:
Service cost	$480	$401	$960	$802
Interest cost	355	316	710	632
Expected return on assets	(342)	(303)	(684)	(606)
Amortization of prior service cost	7	7	14	15
Amortization of transition obligation	7	7	14	12
Recognized net actuarial loss	70	48	140	96

Net periodic pension cost	$577	$476	$1,154	$951

Pension contributions:
Contributions made during period	$—	$—	$—	$—

Note 11. Cash Dividends

We paid a semiannual dividend of 3 cents per share on January 5, 2005 to stockholders of record on December 16, 2004.

On May 13, 2005 we declared a semiannual dividend of 3 cents per share payable on July 5, 2005 to stockholders of record on June 14, 2005.

Note 12. Contingencies

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

The Company continues to be subject to the examination of Ocular’s income tax returns by the IRS and other fiscal authorities, and we cannot assure that the outcomes from these examinations will not have a material adverse effect on the Company’s operating results and financial condition. Moreover, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where it has higher statutory rates or lower than expected in countries where it has lower statutory rates, by changes in the valuation on deferred tax assets or liabilities, or by changes in tax laws or interpretations thereof.

Note 13. Business Segment Information

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Segment information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In thousands)
Net sales to external customers:
CVI	$189,169	$95,045	$310,558	$182,063
CSI	26,605	25,507	53,106	48,223

	$215,774	$120,552	$363,664	$230,286

Operating income:
CVI	$43,445	$25,784	$71,254	$48,391
CSI	4,208	4,646	7,935	10,011
Corporate	(4,681)	(2,607)	(8,525)	(5,730)

Total operating income	42,972	27,823	70,664	52,672
Interest expense	(8,086)	(1,488)	(11,805)	(2,979)
Other (expense) income, net	2,469	1,182	1,855	1,662

Income before income taxes	$37,355	$27,517	$60,714	$51,355

			April 30, 2005	October 31, 2004
Identifiable assets:
CVI			$1,914,007	$538,246
CSI			185,350	186,854
Corporate			61,930	86,461

Total			$2,161,287	$811,561

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

Geographic information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In thousands)
Net sales to external customers by country of domicile:
United States	$107,209	$70,008	$187,865	$133,549
Europe	66,292	36,285	114,667	69,694
Rest of world	42,273	14,259	61,132	27,043

Total	$215,774	$120,552	$363,664	$230,286

			April 30, 2005	October 31, 2004
Long-lived assets by country of domicile:
United States			$776,327	$246,718
Europe			305,537	230,123
Rest of world			613,659	16,592

Total			$1,695,523	$493,433

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” beginning on page 7.

Forward-Looking Statements: This Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include certain statements about the integration of the Ocular businesses, our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our or the combined company’s revenue, anticipated market conditions, planned product launches and results of operations are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. These include the risk that the Cooper and Ocular businesses will not be integrated successfully; the risk that CVI’s new product introductions will be delayed or not occur at all; the risks related to the implementation of information technology systems covering the combined Cooper and Ocular businesses and any delays in such implementation which could result in management having to report a significant deficiency or material weakness in the effectiveness of the company’s internal control over financial reporting in its 2005 annual report on Form 10-K; the risk that the combined company may not continue to realize anticipated benefits from its cost-cutting measures; risk inherent in accounting assumptions made in the acquisition, the ultimate validity and enforceability of the companies’ patent applications and patents and the possible infringement of the intellectual property of others.

Events, among others, that could cause our actual results and future actions of the company to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing or distribution facilities, new competitors or technologies, significant delays in new product introductions, risks relating to the effectiveness of our internal control over financial reporting based on the identification by management and our independent registered public accounting firm of material weaknesses in our internal control and the risk that additional material weaknesses may be identified in the future, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with new corporate governance requirements, changes in tax laws or their interpretation, changes in geographic profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill, changes in accounting principles or estimates, including the impact of the change in GAAP to require expensing stock options, and other events described in our Securities and Exchange Commission filings, including the “Business” section in Cooper’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

In this section we discuss the results of our operations for the second quarter and six months of fiscal 2005 and compare them with the same periods of fiscal 2004. We discuss our cash flows and current financial condition beginning on page 30 under “Capital Resources and Liquidity.”

Second Quarter Highlights:

•	Sales of $215.8 million up 79%, 75% in constant currency.

•	Gross profit up 67%; margin decreased to 61% of revenue including nonrecurring items.

•	Operating income up 54% to $43 million.

•	Diluted earnings per share up 2% to 62 cents from 61 cents, with a 32% increase in the number of shares.

•	Results include the $7.5 million impact related to three months of the inventory step up to reflect purchased manufacturing profit sold post acquisition, $2.9 million of restructuring and integration costs and $2.8 million, $0.05 per share, net of tax, for economically effective hedges in the form of interest rate swaps that did not qualify for hedge accounting treatment as of the end of the second quarter.

Six-Month Highlights:

•	Sales of $363.7 million up 58%, 54% in constant currency.

•	Gross profit up 50%; margin decreased to 61% of revenue including nonrecurring items.

•	Operating income up 34% to $70.7 million.

•	Diluted earnings per share down 2% to $1.11 from $1.13, with a 21% increase in the number of shares.

•	Results include the $9.6 million impact related to four months of the inventory step up to reflect purchased manufacturing profit sold post acquisition, $3.9 million of restructuring and integration costs and the $1.6 million write-off of the debt issuance costs of our previous credit agreement.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended April 30,		% Growth	Percent of Sales Six Months Ended April 30,		% Growth
	2005	2004		2005	2004
Net sales	100%	100%	79%	100%	100%	58%
Cost of sales	39%	35%	102%	39%	36%	71%

Gross profit	61%	65%	67%	61%	64%	50%
Selling, general and administrative	37%	41%	62%	38%	40%	51%
Research and development	2%	1%	338%	2%	1%	198%
Restructuring	1%	—	N/A	1%	—	N/A
Amortization	1%	—	165%	1%	—	162%

Operating income	20%	23%	54%	19%	23%	34%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net Sales: Cooper’s two business units, CooperVision (CVI) and CooperSurgical (CSI) generate all its revenue:

•	CVI markets, develops and manufacturers a broad range of soft contact lenses for the worldwide vision care market.

•	CSI markets, develops and manufactures medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $95.2 million (79%) in the three-month period and $133.4 million (58%) in the six-month period:

	Three Months Ended April 30,			Six Months Ended April 30,
	2005	2004	Growth	2005	2004	Growth
	($ in millions)
CVI	$189.2	$95.1	99%	$310.6	$182.1	71%
CSI	26.6	25.5	4%	53.1	48.2	10%

	$215.8	$120.6	79%	$363.7	$230.3	58%

CVI Revenue:

	Three Months Ended April 30,			Six Months Ended April 30,
	2005	2004	Growth	2005	2004	Growth
	($ in millions)
Segment
Americas	$90.4	$53.3	70%	$151.0	$101.6	49%
Europe	67.4	36.9	83%	115.4	70.8	63%
Asia-Pacific	31.4	4.9	535%	44.2	9.7	357%

	$189.2	$95.1	99%	$310.6	$182.1	71%

CVI’s worldwide net sales grew 99% and 71% in the three- and six-month periods, 94% and 66% in constant currency. Americas sales grew 70% and 49% in the three- and six-month periods, 68% and 47% in constant currency. European sales grew 83% and 63% in the three- and six-month periods, 74% and 53% in constant currency. Sales to the Asia-Pacific region grew 535% and 357% in the three- and six-month periods, 526% and 348% in constant currency. The inclusion of Ocular net sales, since the acquisition date of January 6, 2005, is the primary reason for CVI’s growth in the three- and six-month periods.

Practitioner and patient preferences in the worldwide contact lens market continue to change. The major shifts are from:

•	Conventional lenses replaced annually to disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

•	Commodity lenses to specialty lenses including toric lenses, cosmetic lenses, multifocal lenses and lenses to alleviate dry eye symptoms.

•	Commodity spherical lenses to value-added spherical lenses such as lenses with aspherical optical properties.

These shifts favor CVI’s line of specialty products, which now comprise 48% of CVI’s worldwide business.

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

Sales growth includes continued global market gains during the quarter, including increases in disposable sphere revenue up 152%, disposable toric revenue up 77%, disposable multifocal revenue up 170% and total toric revenue up 64%. CVI’s line of specialty lenses grew 51% during the quarter. Sales increases also resulted from the global rollout of Proclear toric that increased 78% to $6.1 million and the launch of Proclear multifocal lenses with second quarter 2005 sales of $2.3 million. Daily disposable sphere sales were $21.6 million during the quarter. Sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement including within rapidly growing specialty lenses and daily disposable spheres. While unit growth and product mix have influenced revenue growth, average realized prices by product have not materially influenced revenue growth.

CSI Revenue: Women’s healthcare products used primarily in obstetricians’ and gynecologists’ practices generate about 90% of CSI’s revenue. The balance are sales of medical devices outside of women’s healthcare where CSI does not actively market. CSI’s net sales increased 4% and 10% in the three- and six-month periods, respectively. The incremental revenue growth of $1.1 million and $4.9 million was primarily from acquisitions, and organic growth of existing products was about 7% for the year-to-date period. While unit growth and product mix have influenced organic revenue growth, average realized prices by product have not materially influenced organic revenue growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cost of Sales/Gross Profit: Gross profit as a percentage of sales (margin) was:

	Margin Three Months Ended April 30,		Margin Six Months Ended April 30,
	2005	2004	2005	2004
CVI	61%	68%	62%	67%
CSI	56%	55%	56%	55%
Consolidated	61%	65%	61%	64%

CVI’s margin for the second quarter and year to date of fiscal 2005 was 61% and 62%, respectively, compared with 68% and 67% for the prior year. The decrease is primarily due to the $7.5 million and $9.6 million impact related to the inventory step up adjustment in the second quarter and year-to-date 2005 and $979,000 and $1.2 million, respectively, of nonrecurring restructuring expenses. CVI manufactures about 42% of its lenses in the United Kingdom. The favorable impact of currency on revenue is offset by the unfavorable impact on manufacturing costs.

CSI’s margin was 56%, compared with 55% for the second quarter last year. Higher gross margin reflects continuing efficiencies from the integration of acquisitions, partially offset by foreign exchange variances as CSI imports about 27% of inventory from Europe and Canada.

Selling, General and Administrative (SGA) Expense:

	Three Months Ended April 30,					Six Months Ended April 30,
	2005	% Net Sales	2004	% Net Sales	% Incr.	2005	% Net Sales	2004	% Net Sales	% Incr.
	($ in millions)
CVI	$65.2	34%	$37.6	40%	73%	$111.8	36%	$71.4	39%	57%
CSI	9.4	35%	8.7	34%	9%	19.2	36%	15.0	31%	28%
Headquarters	4.7	—	2.6	—	80%	8.5	—	5.7	—	49%

	$79.3	37%	$48.9	41%	62%	$139.5	38%	$92.1	40%	51%

In the second quarter of 2005, consolidated SGA increased 62%, and as a percentage of revenue decreased to 37% from 41% in the prior year for the three-month period and decreased to 38% from 40% for the six-month period. Acquisitions contributed largely to the SGA increases. About $1.5 million and $3.1 million of the SGA increase in the three- and six-month periods reflected the relative weakness of the U.S. dollar against foreign currencies on the $36.3 million and $60.9 million of SGA outside the U.S. in the three- and six-month periods. The increase in CSI’s SGA reflects the decision to invest in sales and marketing to increase organic growth. Corporate headquarters’ expenses, which increased 22% sequentially and 80%, or $2.1 million, from last year’s second quarter include added costs due to the Ocular acquisition, continued expenses for projects and staff to maintain the Company’s global trading arrangement and costs to comply with corporate governance requirements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Research and Development Expense: During the second quarter and year-to-date 2005, CVI research and development expenditures were $4.5 million, up 623% and $6.5 million, up 292%, respectively, over 2004. CVI’s research and development activities, now augmented by Ocular’s strong research pipeline, include programs to develop two-week disposable and continuous wear silicone hydrogel lenses, a disposable multifocal toric and a daily wear lens incorporating the Proclear lens material. CSI’s research and development expenditures of $901,000, up 49% and $1.7 million, up 55%, respectively, were for upgrading and redesign of many CSI products in osteoporoses, in-vitro fertilization, incontinence, assisted reproductive technology and other obstetrical and gynecological product development activities.

Restructuring: Restructuring expenses of $1.9 million and $2.7 million for the three- and six-month periods, respectively, are primarily non-acquisition expenses resulting from changes made as a result of the integration of Ocular.

In connection with the January 6, 2005, acquisition of Ocular Sciences, Inc., we are in the process of completing an integration plan to optimize operational synergies of the combined companies. These activities include integrating duplicate facilities, expanding utilization of preferred manufacturing and distribution practices and integrating the worldwide sales and marketing organizations. Integration activities began in January 2005 and are expected to continue through 2007.

We estimate that the total restructuring costs under this integration plan will be approximately $25-$30 million and will be reported as cost of sales or restructuring costs in our Consolidated Statement of Income. See Note 2. Acquisitions.

Operating Income (Expense): Operating income improved by $15.1 million, or 54%, and $18 million, or 34%, for the three- and six–month periods, respectively:

	Three Months Ended April 30,					Six Months Ended April 30,
	2005	% Net Sales	2004	% Net Sales	% Incr. (Decr.)	2005	% Net Sales	2004	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$43.4	23%	$25.8	27%	68%	$71.3	23%	$48.4	27%	47%
CSI	4.2	16%	4.6	18%	(9%)	7.9	15%	10.0	21%	(21%)
Headquarters	(4.7)	—	(2.6)	—	(80%)	(8.5)	—	(5.7)	—	(49%)

	$42.9	20%	$27.8	23%	54%	$70.7	19%	$52.7	23%	34%

Interest Expense: Interest expense increased by $6.6 million, or 443%, in the three-month period and $8.8 million, or 296%, in the six-month period. On January 6, 2005, we replaced our $225 million credit facility with a $750 million credit agreement primarily to fund the acquisition of Ocular. Due to the acquisition, we had $603 million in loans on our credit facility at April 30, 2005 compared to $59.3 million outstanding on April 30, 2004.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Other Income (Expense), Net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In thousands)
Unrealized gain on derivative Instruments	$2,834	$—	$2,834	$—
Interest income	160	89	360	191
Foreign exchange gain (loss)	(395)	329	86	(13)
Settlement of disputes	—	(365)	—	(365)
Unamortized debt issuance costs	—	—	(1,602)	—
Gain on sale of marketable securities	—	731	120	1,443
Other	(130)	398	57	406

	$2,469	$1,182	$1,855	$1,662

In the first half of 2005, we sold 292,000 shares of marketable securities, realizing a gain of approximately $120,000, and we wrote off the debt issuance costs of our previous credit agreement of $1,602,000. The unrealized gain on derivative instruments of $2.8 million, $0.05 per share, net of tax, relates to effective hedges in the form of interest rate swaps that did not qualify for hedge accounting treatment as of the end of the fiscal second quarter. We expect the swaps to qualify for hedge accounting treatment in our fiscal third quarter. See Note 7. Derivative Instruments.

Provision for Income Taxes: We recorded tax expense of $12.7 million in the first half of fiscal 2005 compared to $11.3 million in the first half of fiscal 2004 on income before income taxes. The effective tax rate for the first half of fiscal 2005 (provision for taxes divided by income before taxes) was approximately 21 percent compared to approximately 22 percent for the first half of fiscal 2004.

With anticipated faster revenue growth outside the U.S. and a favorable mix of products manufactured outside the U.S., Cooper expects that its net operating loss carryforwards in the U.S. will last beyond 2007.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources and Liquidity

Second Quarter Highlights:

•	Operating cash flow $43.4 million vs. $30.1 million in last year’s second quarter.

•	Cash payments for acquisitions totaled $7.9 million.

•	Expenditures for purchases of property, plant and equipment (PP&E) $27.2 million vs. $12.4 million in 2004’s second quarter.

Six-Month Highlights:

•	Operating cash flow $80.1 million vs. $36.9 million in the first half of 2004.

•	Cash payments for acquisitions totaled $624.4 million.

•	Expenditures for purchases of PP&E $38.8 million vs. $19.2 million in the first half of 2004.

Comparative Statistics ($ in millions):

	April 30, 2005	October 31, 2004
Cash and cash equivalents	$17.1	$39.4
Total assets	$2,161.3	$811.6
Working capital	$214.2	$188.0
Total debt	$719.6	$165.7
Stockholders’ equity	$1,239.1	$544.2
Ratio of debt to equity	0.58:1	0.30:1
Debt as a percentage of total capitalization	37%	23%
Operating cash flow – twelve months ended	$144.4	$101.2

Operating Cash Flow: Cash flow provided from operating activities continues as Cooper’s major source of liquidity, totaling $80.1 million in the first half of fiscal 2005 and $144.4 million over the twelve-month period ended April 30, 2005.

Working capital increased $26.2 million in the first half of fiscal 2005 due to increases of $82.9 million in inventory, $55.9 million in receivables and $15.1 million in current deferred tax assets and other. These increases were partially offset as cash decreased $22.2 million, primarily to fund acquisitions, marketable securities decreased $1.8 million from sales of securities, current accrued liabilities and accounts payable increased $94.4 million, and short-term debt increased $9.3 million. The significant increase in working capital is primarily due to the acquisition of Ocular; however, growth in the overall business, smaller acquisitions and the effect of foreign exchange also contributed.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

At the end of the first six months, Cooper’s inventory months on hand (MOH) decreased to 6.7 from 7.3 in last year’ first half. Our days sales outstanding (DSO) increased to 62 days from 61 days in last year’s second quarter. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flow: The cash outflow of $661.4 million from investing activities was driven by payments of $624.4 million for acquisitions, primarily the purchase of Ocular, and capital expenditures of $38.8 million, used primarily to expand manufacturing capacity and continue the rollout of new information systems. This was partially offset by proceeds from the sale of marketable securities of $1.8 million.

Financing Cash Flow: The cash inflow of $559 million from financing activities was driven by proceeds from long-term debt of $702 million and $16.3 million from the exercise of stock options, partially offset by repayment of debt of $150.6 million, payment of debt acquisition costs of $7.7 million and dividends on our common stock of $1 million paid in the first fiscal quarter of 2005.

Off Balance Sheet Arrangements

None.

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

•	Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the fact that patients require satisfaction of healthcare needs in both strong and weak economics.

•	Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand to maintain high customer service levels in spite of the complexity of our specialty lens product portfolio.

•	Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” We no longer amortize goodwill. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2004, and our analysis indicated that we had no goodwill impairment.

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

Our reporting units are the same as our business segments – CooperVision and CooperSurgical – reflecting the way that we manage our business. Our most recent estimate of fair value, at the time of our May 1, 2004 review, and using several valuation techniques including assessing industry multiples, for CooperVision ranged from $1 billion to $1.6 billion compared to a carrying value of $438 million and for CooperSurgical fair value ranged from $317 million to $461 million compared to a carrying value of $167 million.

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

New Accounting Pronouncement

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)). It requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in effect removing the option, stated in FASB No. 123, to apply the guidance in Opinion 25. This statement is effective as of the beginning of the next fiscal year that begins after June 15, 2005, or our interim financial statements for the first fiscal quarter 2006. Transition may be accomplished using the modified prospective application or the modified retrospective application.

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

Outlook

We believe that cash and cash equivalents on hand of $17.1 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We expect capital expenditures in fiscal year 2005 of $115 - $125 million with about 70% to expand manufacturing capacity, about 20% for conversion of CVI’s products to the Gen II manufacturing platform acquired from Ocular and about 10% for information technology. At April 30, 2005, we had $142.9 million available under the KeyBank line of credit.

Risk Management

We are exposed to risks caused by changes in foreign exchange, principally our pound sterling and euro denominated debt and receivables and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our revolver and term loan debt under the KeyBank credit agreement varies with the London Interbank Offered Rate. The significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. However in January 2005, steps were taken to minimize this risk by entering into interest rate swaps with total notional value of $500 million maturing in 2006 through 2008. The effect of these interest rate swaps is to convert $500 million of our outstanding long-term debt to a fixed rate. Now, approximately 86% of our debt is fixed rate. See Note 7. Derivative Instruments.

On January 6, 2005, to fund the cash portion of consideration to Ocular shareholders, Cooper replaced its $225 million credit facility with a $750 million credit agreement. At April 30, 2005, we had outstanding borrowings of $603 million on the credit facility with $475 million on the term loans and $128 million on the revolver. See Note 6. Debt.

Our long-term debt obligations are adjusted as follows. We repaid the credit facility term loan obligations existing at October 31, 2004 of $18.8 million for 2005 and $28.1 million for 2006 and 2007 and the revolving facility obligation existing at October 31, 2004 of $3 million for the 2006 and 2007 period. For the existing term loans, we are obligated to repay $9.8 million in the current period ending October 31, 2005, $88.1 million within the subsequent two fiscal year period 2006 through 2007, $121.8 million within the two fiscal year period 2008 through 2009, and $255.4 million thereafter. For the existing revolving facility, we are obligated to repay $128 million in fiscal year 2010.

Due to the acquisition of Ocular, at April 30, 2005 Cooper had an additional capital lease obligation of $2.3 million and operating lease obligations of $23.7 million which includes about $15.5 million of obligations for restructuring activities accrued in the acquisition. Payments on the capital lease are due $241,000 in the current period ending October 31, 2005, $717,000 within the subsequent two fiscal year period 2006 through 2007, $845,000 within the two fiscal year period 2008 through 2009 and $517,000 thereafter. Payments on the operating leases are due $5.5 million in the current period ending October 31, 2005, $9.3 million within the subsequent two fiscal year period 2006 through 2007, $4.4 million within the two fiscal year period 2008 through 2009 and $4.5 million thereafter.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Concluded

As of April 30, 2005, the scheduled maturities of Cooper’s variable rate long-term debt obligations (excluding capital leases), their weighted average interest rates and their estimated fair values were as follows:

Fiscal Year	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	($ in millions)
Long-term debt:
Variable interest rate	$10.1	$38.3	$50.5	$54.6	$67.3	$383.5	$604.3	$604.3
Average interest Rate	3.2%	3.0%	3.3%	4.2%	4.6%	4.6%

Trademarks

Proclear® is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries and is italicized in this report.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

See “Risk Management” under Capital Resources and Liquidity in Item 2 of this report.

Item 4.	Controls and Procedures

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As further discussed below, material weaknesses were identified in the Company’s internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2005, the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

For the quarter ended April 30, 2005, management became aware of two material weaknesses. First, management concluded that one material weakness arose from the lack of the appropriate level of expertise to ensure the correct application of Statement of Financial Accounting Standards (SFAS) 133 “Accounting for Derivative Instruments and Hedging Activities,” when the Company entered into certain forward interest rate swaps on January 14, 2005, effective February 7, 2005. In the course of preparing to report financial results for the fiscal second quarter 2005, our independent registered public accounting firm, KPMG LLP (KPMG), advised management that during their review of the Company’s second quarter financial statements, they determined that the Company’s documentation relating to these interest rate swaps did not meet all of the requisite elements needed to qualify for hedge accounting under SFAS 133.

Secondly, management concluded that a senior manager had not been forthcoming with KPMG during that firm’s review of the documentation relating to the interest rate swaps in that the manager failed to disclose in a truthful and timely manner when questioned by KPMG that some of the documentation presented was not, as required by SFAS 133, prepared contemporaneously with the Company’s executing the interest rate swaps in January 2005. Upon the Company’s

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

discovery of these facts, the senior manager was terminated and the Company commenced an internal investigation, including an examination of electronic documents and emails. Based upon this investigation, the Company has concluded that no other employee was aware of or assisted in the failure to disclose the relevant fact.

Based on the failure of these interest rate swaps to qualify for hedge accounting, other income for the quarter ended April 30, 2005 includes $2.8 million, representing $0.05 per share, net of tax, related to the increase in fair value for the interest rate swaps we put in place in connection with our Key Bank line of credit to convert the variable rate of interest on this facility to a fixed rate of interest. The Company intended from the initiation of these interest rate swap agreements to take all required actions to have these instruments treated as hedges for accounting purposes. As part of its efforts in this regard, the Company engaged the services of an expert who provided advice with respect to the interest rate swap transaction. While these instruments are operating as designed to effectively hedge the economic risk we have with respect to changes in the variable rate of interest on our line of credit, the swaps do not currently qualify to be treated as hedges for accounting purposes. KPMG identified shortcomings in the documentation which resulted in the derivative not qualifying as an effective hedge under SFAS 133. Due in part to the complex and detailed requirements under current accounting literature to achieve hedge accounting, we continue to take appropriate steps to have these interest rate swap instruments qualify to be treated as hedges for accounting purposes during our fiscal third quarter.

We are in the process of remediating these material weaknesses in our internal control over financial reporting with respect to accounting for derivative transactions. The remedial actions include:

•	terminating the employment of the senior manager of the Company;

•	initiating training and education of all relevant personnel involved in interactions with our independent registered public accounting firm designed to ensure that such personnel understand and comply with the provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder, regarding representations to our independent registered public accountants;

•	improving training, education and accounting reviews designed to ensure that all relevant personnel involved in derivative transactions understand and apply hedge accounting in compliance with SFAS 133;

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•	engaging different qualified experts in accounting for derivative instruments to ensure compliance with SFAS 133 by employing technically adequate documentation so that derivative instruments, which are intended to hedge economic risks qualify for hedge accounting under SFAS 133 when so desired by the Company; and

•	retesting our internal control over financial reporting with respect to hedging transactions to ensure compliance with SFAS 133.

We implemented these changes in our internal control over financial reporting after April 30, 2005. Management believes the measures that have been and will be implemented to remediate the material weaknesses have had a significant and positive impact on the Company’s internal control over financial reporting since April 30, 2005 and anticipates that these measures and other ongoing enhancements will continue to strengthen the Company’s internal control over financial reporting in future periods. Prior to April 30, 2005 there had been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On January 6, 2005, the Company completed the purchase of Ocular Sciences, Inc. The Company is currently in the process of integrating the Ocular entities and is conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. The impact of the purchase of Ocular has not materially affected and is not likely to materially affect the Company’s internal controls over financial reporting. However, as a result of our integration activities, controls (and IT systems used) will be periodically changed. While these changes are in process, there can be no guarantee that as of the end of our fiscal year the Company will meet the procedural standards required by our outside auditors for an unqualified attestation. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process.

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

The Company continues to be subject to the examination of Ocular’s income tax returns by the IRS and other fiscal authorities, and we cannot assure that the outcomes from these examinations will not have a material adverse effect on the Company’s operating results and financial condition. Moreover, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where it has higher statutory rates or lower than expected in countries where it has lower statutory rates, by changes in the valuation on deferred tax assets or liabilities, or by changes in tax laws or interpretations thereof.

PART II - OTHER INFORMATION - Continued

Item 4.	Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Stockholders was held on March 22, 2005.

Each of the ten individuals nominated to serve as directors of the Company was elected:

Director	Shares For	Shares Against
A. Thomas Bender	39,094,550	2,529,709
Edgar J. Cummins	41,445,408	178,851
John D. Fruth	39,110,590	2,513,669
Michael H. Kalkstein	39,046,413	2,577,846
Moses Marx	41,350,662	273,597
Donald Press	39,100,643	2,523,616
Steven Rosenberg	38,972,919	2,651,340
Allan E. Rubenstein, M.D.	39,089,982	2,534,277
Robert S. Weiss	39,044,040	2,580,219
Stanley Zinberg, M.D.	41,359,751	264,508

Stockholders ratified the appointment of KPMG LLP as Cooper’s independent certified public accountant for the fiscal year ending October 31, 2005. A total of 41,323,770 shares were voted in favor of the ratification, 291,204 shares were voted against it and 9,285 shares abstained.

Stockholders adopted Cooper’s Amendment of the Amended and Restated Certificate of Incorporation. A total of 36,441,887 shares were voted in favor of the adoption, 5,149,804 shares were voted against it and 32,567 shares abstained.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment #2 to the Amended and Restated 2001 Long Term Incentive Plan

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 8 to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 9, 2005	/s/ RODNEY E. FOLDEN
Rodney E. Folden
Corporate Controller
(Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.

10.1	Amendment #2 to the Amended and Restated 2001 Long Term Incentive Plan

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 8 to the Consolidated Condensed Financial Statements in this report.