Form 10-Q
period 2005-07-31
COOPER COMPANIES INC
filed 2005-09-09
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	44,180,223 Shares
Class	Outstanding at August 31, 2005

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net sales	$222,142	$129,079	$585,806	$359,365
Cost of sales	85,523	45,945	226,058	127,890

Gross profit	136,619	83,134	359,748	231,475
Selling, general and administrative expense	80,095	49,012	219,601	141,126
Research and development expense	7,124	1,825	15,310	4,572
Restructuring costs	2,587	—	5,247	—
Amortization of intangibles	1,161	629	3,274	1,437

Operating income	45,652	31,668	116,316	84,340
Interest expense	8,176	1,454	19,981	4,433
Other (expense) income, net	(792)	(459)	1,063	1,203

Income before income taxes	36,684	29,755	97,398	81,110
(Benefit) provision for income taxes	(672)	5,707	12,046	17,008

Net income	37,356	24,048	85,352	64,102
Add interest charge applicable to convertible debt, net of tax	524	524	1,572	1,571

Income for calculating diluted earnings per share	$37,880	$24,572	$86,924	$65,673

Earnings per share:
Basic	$0.85	$0.74	$2.07	$1.97

Diluted	$0.79	$0.67	$1.92	$1.80

Number of shares used to compute earnings per share:
Basic	44,122	32,682	41,257	32,468

Diluted	47,854	36,718	45,282	36,475

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(In thousands)

(Unaudited)

	July 31, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$18,049	$39,368
Trade receivables, net	164,710	99,269
Marketable securities	—	1,829
Inventories	183,555	107,607
Deferred tax asset	25,002	20,296
Other current assets	46,996	36,129

Total current assets	438,312	304,498
Property, plant and equipment, net	358,077	151,065
Goodwill, net	1,276,209	310,600
Other intangible assets, net	59,624	31,768
Deferred tax asset	30,338	10,315
Prepaid and other assets	14,085	3,315

	$2,176,645	$811,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$42,913	$20,871
Accounts payable	31,818	21,684
Employee compensation and benefits	34,638	22,376
Accrued acquisition costs	43,904	11,843
Accrued income taxes	3,171	15,171
Other current liabilities	61,000	24,564

Total current liabilities	217,444	116,509
Long-term debt	680,827	144,865
Deferred tax liability and other	22,370	6,026

Total liabilities	920,641	267,400

Stockholders’ equity:
Common stock, $.10 par value	4,464	3,334
Additional paid-in capital	970,090	327,811
Accumulated other comprehensive income	10,991	26,971
Retained earnings	278,067	195,021
Treasury stock at cost	(7,608)	(8,976)

Total stockholders’ equity	1,256,004	544,161

	$2,176,645	$811,561

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended July 31,
	2005	2004
Cash flows from operating activities, net of effects from acquisitions:
Net income	$85,352	$64,102
Depreciation and amortization	30,015	11,555
Increase in operating capital	(9,029)	(19,835)
Other non-cash items	12,886	10,141

Net cash provided by operating activities	119,224	65,963

Cash flows from investing activities:
Purchases of property, plant and equipment	(75,857)	(30,555)
Acquisitions of businesses, net of cash acquired	(627,635)	(55,106)
Sale of marketable securities and other	1,779	3,810

Net cash used by investing activities	(701,713)	(81,851)

Cash flows from financing activities:
Net proceeds from short-term debt	3,068	—
Repayments of long-term debt	(188,619)	(44,918)
Proceeds from long-term debt	741,036	29,031
Debt acquisition costs	(7,697)	—
Dividends on common stock	(2,306)	(1,944)
Exercise of stock options	17,284	12,201

Net cash provided (used) by financing activities	562,766	(5,630)

Effect of exchange rate changes on cash and cash equivalents	(1,596)	160
Net decrease in cash and cash equivalents	(21,319)	(21,358)
Cash and cash equivalents - beginning of period	39,368	47,433

Cash and cash equivalents - end of period	$18,049	$26,075

Supplemental disclosure of non-cash investing and financing activities:
Ocular Sciences, Inc. acquisition (see Note 2):
Fair value of assets acquired	$1,354,882
Less:
Cash acquired	(34,747)
Cash paid	(605,250)
Company stock issued	(622,912)

Liabilities assumed and acquisition costs accrued	$91,973

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net income	$37,356	$24,048	$85,352	$64,102
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(23,646)	3,426	(18,702)	8,489
Change in fair value of derivative instruments	3,016	(5)	2,712	25
Minimum pension liability	—	606	—	606
Unrealized (loss) gain on marketable securities:
(Loss) gain arising during period	—	(770)	81	(960)
Reclassification adjustment	—	—	(71)	(866)

	—	(770)	10	(1,826)

Other comprehensive (loss) income, net of tax	(20,630)	3,257	(15,980)	7,294

Comprehensive income	$16,726	$27,305	$69,372	$71,396

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at July 31, 2005 and October 31, 2004, the consolidated results of its operations for the three and nine months ended July 31, 2005 and 2004 and its cash flows for the nine months ended July 31, 2005 and 2004. Most of these adjustments are normal and recurring. However, certain adjustments associated with the acquisition of Ocular Sciences, Inc. (Ocular) and the related financial arrangements are of a nonrecurring nature.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$37,356	$24,048	$85,352	$64,102
Deduct: Total stock-based employee and director compensation expense determined under fair value based method, net of related tax effects	(1,112)	(987)	(4,708)	(3,310)

Pro forma net income	$36,244	$23,061	$80,644	$60,792
Add interest charge applicable to convertible debt, net of tax	524	524	1,572	1,571

Income for calculating diluted earnings per share	$36,768	$23,585	$82,216	$62,363

Basic earnings per share:
As reported	$0.85	$0.74	$2.07	$1.97
Pro forma	$0.82	$0.71	$1.95	$1.87
Diluted earnings per share:
As reported	$0.79	$0.67	$1.92	$1.80
Pro forma	$0.77	$0.65	$1.83	$1.72

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

New Accounting Pronouncements

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)). It requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in effect removing the option, stated in FASB No. 123, to apply the guidance in Opinion 25. This statement is effective as of the beginning of the next fiscal year that begins after June 15, 2005, or our fiscal first quarter 2006. Transition may be accomplished using the modified prospective application or the modified retrospective application. Cooper currently measures compensation costs related to share-based payments under Opinion 25, as allowed by FASB No. 123. The change required by Statement 123(R) will affect both our net income and earnings per share as determined by the transition methodology in Statement 123(R).

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

Note 2. Acquisitions

Ocular Sciences, Inc. (Ocular): On January 6, 2005, Cooper acquired all of the outstanding common stock of Ocular, a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses that are brand and product differentiated by customer and distribution channel.

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

Our allocation of the purchase price is based on Ocular’s preliminary December 31, 2004, unaudited financial statements, and our preliminary estimates of the fair values of Ocular’s assets and liabilities. The allocation of the purchase price is subject to refinement as we expect to complete the valuation necessary and finalize the purchase price allocation in the fiscal fourth quarter. Subsequent adjustments could be material. We ascribed $964.7 million to goodwill, all of which was assigned to our CooperVision reporting unit. The purchase price allocation also includes $30 million in other intangible assets, $360.2 million of other tangible assets, and $92 million of liabilities assumed including about $61.2 million of accrued acquisition costs. Research and development assets, if any, with no alternative future use will be written off to research and development on our consolidated statement of income once determined.

The results of Ocular’s operations are included in the Company’s Consolidated Condensed Statements of Income (unaudited) for the nine-month fiscal period ended July 31, 2005 from January 6, 2005, the acquisition date.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Pro Forma
Net sales	$222.1	$213.9	$636.0	$605.4
Net income	$37.4	$26.3	$58.0	$61.2
Diluted earnings per share	$0.79	$0.57	$1.24	$1.33

Restructuring

In connection with the January 6, 2005, acquisition of Ocular, we are in the process of completing an integration plan to optimize operational synergies of the combined companies. These activities include integrating duplicate facilities, expanding utilization of preferred manufacturing and distribution practices and integrating the worldwide sales and marketing organizations. Integration activities began in January 2005 and are expected to continue through 2007.

We estimate that the total restructuring costs under this integration plan will be approximately $25 - $30 million and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. The following table summarizes our fiscal 2005 restructuring costs to date:

	Plant Shutdown	Severance	Other	Total
	(In thousands)
Restructuring costs incurred through July 31, 2005	$568	$1,594	$4,460	$6,622

Note 3. Accrued Acquisition Costs

When acquisitions are recorded, we accrue for the estimated direct costs in accordance with applicable accounting guidance including EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” of severance and plant/office closure costs of the acquired business. Management with the appropriate level of authority have completed or in the case of the Ocular acquisition are in the process of developing their assessment of exit activities of the acquired companies and except for the Ocular acquisition have substantially completed their plans. In addition, we also accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence. There were no adjustments of accrued acquisition costs included in the determination of net income for the periods. Below is a summary of activity related to accrued acquisition costs for the nine months ended July 31, 2005.

Description	Balance Oct. 31, 2004	Additions	Payments	Balance July 31, 2005
	(In thousands)
Plant shutdown	$5,386	$17,263	$5,351	$17,298
Severance	2,083	21,050	8,631	14,502
Legal and consulting	2,788	10,881	6,892	6,777
Hold back due	137	—	—	137
Preacquisition liabilities	768	—	—	768
Other	681	14,027	10,286	4,422

	$11,843	$63,221	$31,160	$43,904

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 4. Inventories, at the Lower of Average Cost or Market

	July 31, 2005	October 31, 2004
	(In thousands)
Raw materials	$24,296	$15,914
Work-in-process	18,686	13,152
Finished goods	140,573	78,541

	$183,555	$107,607

Note 5. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of October 31, 2004	$190,772	$119,828	$310,600
Additions during the nine months ended July 31, 2005	965,751	1,916	967,667
Other adjustments*	(2,058)	—	(2,058)

	$1,154,465	$121,744	$1,276,209

*	Primarily translation differences in goodwill denominated in foreign currency.

Other Intangible Assets

	As of July 31, 2005		As of October 31, 2004
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$1,650	$228	$1,650	$203
Patents	23,725	7,674	23,864	6,575
License and distribution rights	16,188	3,593	15,506	3,204
Other	30,923	1,367	908	178

	72,486	$12,862	41,928	$10,160

Less accumulated amortization and translation	12,862		10,160

Other intangible assets, net	$59,624		$31,768

We estimate that amortization expense will be about $4.5 million per year in the five-year period ending October 31, 2009. We report in the “Other” category the $30 million, and related amortization, of the other intangible assets ascribed in the Ocular purchase price allocation based on our preliminary estimates. Subsequent reclassification may be necessary.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 6. Debt

	July 31, 2005	October 31, 2004
	(In thousands)
Short-term:
Notes payable to banks	$3,599	$531
Current portion of long-term debt	39,314	20,340

	$42,913	$20,871

Long-term:
KeyBank facility	$601,000	$49,875
Convertible senior debentures	112,425	112,317
Capitalized leases	5,505	1,437
County of Monroe Industrial Development
Agency bond	1,155	1,365
Other	56	211

	720,141	165,205
Less current portion	39,314	20,340

	$680,827	$144,865

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

Interest rates under the facility are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 175 basis points for the revolver and Term A and from 150 to 175 basis points for the Term B. As of July 31, 2005, the additional basis points were 162.5 on the revolver and Term A and 175 on the Term B.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Terms include a first security interest in all Cooper domestic assets. The credit agreement:

•	Limits Cooper’s debt to a maximum of 50% of its total capitalization, which is defined as the sum of total debt plus stockholders’ equity.

•	Limits cash dividends on our common stock to $10 million per fiscal year.

•	Requires that the ratio of EBITDA to fixed charges (as defined) be at least 1.1 to 1 through October 30, 2008 and 1.2 to 1 thereafter.

•	Requires that the ratio of total debt to EBITDA (as defined) be no higher than 3.75 to 1 January 31 through October 30, 2005, 3.0 to 1 October 31, 2005 through October 30, 2006 and 2.5 to 1 thereafter.

•	Requires that the ratio of total debt excluding the principal amount of Convertible Senior Debentures to EBITDA (as defined, “Senior Leverage Ratio”) be no higher than 3.0 to 1 January 31, 2005 through October 30, 2005, 2.5 to 1 October 31, 2005 through October 30, 2006 and 2.0 to 1 thereafter.

At July 31, 2005, Cooper’s debt was 37% of total capitalization, the ratio of EBITDA to fixed charges (as defined) was 2.18 to 1, the ratio of total debt to EBITDA was 2.996 to 1 and the Senior Leverage Ratio was 2.52 to 1.

The $7.7 million cost of acquiring the new credit facility is carried in other assets and amortized to interest expense over the life of the related debt.

At July 31, 2005, we had $145.3 million available under the KeyBank line of credit:

(In millions)
Amount of line	$750.0
Outstanding loans	(604.7	)*

Available	$145.3

*	Includes $3.7 million in letters of credit backing overdraft accounts.

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

Cash Flow Hedging

We designate and document foreign exchange forward contracts related to forecasted cost of sales and interest on intercompany equipment sale and leaseback transactions as cash flow hedges. We calculate hedge effectiveness at least quarterly. The change in the fair value of the derivative on a spot-to-spot basis is compared to the spot-to-spot change in the anticipated transaction, with the effective portion recorded in Other Comprehensive Income (OCI) until the anticipated cost of sales or interest expense is recognized in income. We record any ineffectiveness, and any excluded components of the hedge in other income and expense in our consolidated statement of income. In the event it becomes probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from OCI to other income and expense. During the first nine months of fiscal year 2005, an immaterial amount was reclassified to other income and expense for anticipated transactions that failed to occur and amounts excluded from effectiveness testing. At July 31, 2005, all outstanding cash flow hedging derivatives had a maturity of less than 12 months.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Interest Rate Swaps

To meet certain management objectives and specific bank covenants, the Company executed five interest rate swaps on January 14, 2005, effective February 7, 2005 with maturities of 1-3 years with a combined notional value of $500 million. The swaps were designed to fix a portion of the borrowing costs of the Company’s floating rate $750 million syndicated bank credit facility dated January 6, 2005. The fixed rates on the swaps were between 3.28% and 3.78%. The swaps were designated as SFAS 133 cash flow hedges of the benchmark interest rate risk associated with certain LIBOR-based interest payments on debt, and they were carefully crafted to match the critical terms of the syndicated bank credit facility. The swaps were expected to continue to be highly effective economically, but because the documentation for the swaps was incomplete at inception, the interest rate swaps did not qualify for hedge accounting. We recorded $1.9 million of other income in the nine-month period, which includes an $889,000 loss in the third quarter, from the mark to market of these swaps. In June 2005, we cash settled these swaps and entered into new swaps with identical notionals and maturities and completed hedge documentation. These new swaps are expected to be highly effective for the life of the hedges. The fixed rates on these new swaps are between 3.79% and 4.02%. At July 31, 2005, the fair value of these new swaps was recorded as an asset. An offsetting entry is recorded in other comprehensive income on the balance sheet for the three months ended July 31, 2005 equal to the $2.7 million fair value of these new swaps.

Fair Value Hedging

In fiscal year 2005, we began designating and documenting foreign exchange forward contracts related to firmly committed capital expenditures as fair value hedges. In accordance with policy, these derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that meet SFAS 133’s definition of a firm commitment. The fair value hedges are evaluated for effectiveness at least quarterly, and any ineffectiveness is recorded in other income and expense. The critical terms of the forward contract and the firm commitments are matched at inception and subsequent forward contract effectiveness is calculated by comparing the fair value of the forward contract to the cumulative change in value of the specified firm commitment, including time value. The derivative fair values are recognized currently in income and offset by the effective gains and losses on the construction in process, which are also reflected on the balance sheet and currently in income.

Non SFAS 133 Hedging

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

Our outstanding net foreign exchange forward contracts as of July 31, 2005, are presented in the table below. Weighted average forward rates are quoted using market conventions.

	Net Notional Amount	Weighted Average Rate
	(In thousands)
Cash flow hedges:
Euro sold	2,713	1.2088
Euro purchased	208	1.2184
CAD purchased	100	0.8258
GBP purchased	1	1.8187
Fair value hedges:
Euro purchased	5,654	1.3003
Non SFAS 133 hedges:
Euro sold	21,166	1.2088

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 8. Earnings Per Share (EPS)

At the fiscal year ended October 31, 2004, the Company restated its diluted EPS beginning in the third fiscal quarter of 2003 to reflect the adoption of EITF Issue No. 04-8, which states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in computations of diluted EPS (if dilutive) from the time of issuance, in accordance with the if-converted methodology under FASB Statement No. 128. Restated fiscal third quarter 2004 diluted EPS is $0.67 versus $0.70 previously reported and restated EPS for the nine months ended July 31, 2004 is $1.80 versus $1.89 previously reported.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Basic:
Net income	$37,356	$24,048	$85,352	$64,102

Weighted average common shares	44,122	32,682	41,257	32,468

Basic earnings per common share	$0.85	$0.74	$2.07	$1.97

Diluted:
Net income	$37,356	$24,048	$85,352	$64,102
Add interest charge applicable to convertible debt, net of tax	524	524	1,572	1,571

Income for calculating diluted earnings per share	$37,880	$24,572	$86,924	$65,673

Weighted average common shares	44,122	32,682	41,257	32,468
Effect of dilutive stock options	1,142	1,446	1,435	1,417
Shares applicable to convertible debt	2,590	2,590	2,590	2,590

Diluted weighted average common shares	47,854	36,718	45,282	36,475

Diluted earnings per share	$0.79	$0.67	$1.92	$1.80

We excluded the following options to purchase Cooper’s common stock from the computation of diluted EPS because their exercise prices were above the average market price:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Number of shares excluded	1,046,566	—	239,166	—

Exercise price range	$68.66-$80.51	—	$72.94-$80.51	—

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 9. Income Taxes

Cooper expects its effective tax rate (ETR) (provision for income taxes divided by pretax income) for fiscal 2005 to be 14 percent. Accounting principles generally accepted in the United States of America (GAAP) require that the projected fiscal year ETR be included in the year-to-date results. The ETR used to record the provision for income taxes for the nine-month period ended July 31, 2004 was 21 percent. The decrease in the 2005 ETR primarily reflects the shift of business to jurisdictions with lower tax rates and the expedited process of integrating Ocular into our global trading arrangement and the reversal of previously accrued amounts related to the resolution of certain tax contingencies. GAAP requires that the reversal of previously accrued tax contingencies be reflected as discrete items in the quarter in which such reversal occurs. Since taxes had been accrued at a year-to-date rate of 21 percent in previous quarters, the reversal of the tax contingencies resulted in a tax benefit in the third quarter and a reduction in the year-to-date tax rate.

We consider the operating earnings of our non-United States subsidiaries to be indefinitely invested outside the United States. No provision has been made for the United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is approximately $293.6 million as of July 31, 2005. If we repatriate foreign earnings, we will have to adjust the income tax provision in the period in which the decision to repatriate earnings of foreign subsidiaries is made.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cooper has adopted the interim financial statement disclosure requirements of SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” The provisions of SFAS No. 132, as revised, require additional disclosure to those in the original SFAS No. 132 regarding assets, obligations, cash flows and net periodic pension benefit cost of defined benefit plans. Cooper’s results of operations for the three and nine months ended July 31, 2005 and 2004 reflect the following pension costs:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In thousands)
Components of net periodic pension cost:
Service cost	$479	$402	$1,439	$1,204
Interest cost	354	316	1,064	948
Expected return on assets	(341)	(304)	(1,025)	(910)
Amortization of prior service cost	7	7	21	21
Amortization of transition obligation	7	7	21	21
Recognized net actuarial loss	70	47	210	143

Net periodic pension cost	$576	$475	$1,730	$1,427

Pension contributions:
Contributions made during period	$—	$20	$—	$20

Cooper contributed $2.5 million to fund the Plan in August 2005, and no further contributions are anticipated in fiscal 2005.

Note 11. Cash Dividends

We paid a semiannual dividend of 3 cents per share on January 5, 2005 to stockholders of record on December 16, 2004. We paid another semiannual dividend of 3 cents per share on July 5, 2005 to stockholders of record on June 14, 2005.

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

The amount of taxes paid for these years was supported by pricing studies performed by an international firm of tax advisors. The resulting intercompany transactions and tax payments reflected pricing terms that were and are consistent with industry practice for arm’s length transactions with unrelated third parties. The Company intends to vigorously contest the IRS’s claims and believes that the ultimate outcome of this matter will not have a material adverse effect on financial condition, liquidity or cash flow of the Company.

The Company continues to be subject to the examination of Ocular’s income tax returns by the IRS and other fiscal authorities, and we cannot assure that the outcomes from these examinations will not have a material adverse effect on the Company’s operating results and financial condition. Moreover, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where it has higher statutory rates or lower than expected in countries where it has lower statutory rates, by changes in the valuation of deferred tax assets or liabilities, or by changes in tax laws or interpretations thereof.

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

Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are property, plant and equipment.

Segment information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In thousands)
Net sales to external customers:
CVI	$195,118	$102,779	$505,676	$284,842
CSI	27,024	26,300	80,130	74,523

	$222,142	$129,079	$585,806	$359,365

Operating income:
CVI	$46,073	$29,001	$117,327	$77,392
CSI	4,785	5,192	12,720	15,203
Corporate	(5,206)	(2,525)	(13,731)	(8,255)

Total operating income	45,652	31,668	116,316	84,340
Interest expense	(8,176)	(1,454)	(19,981)	(4,433)
Other (expense) income, net	(792)	(459)	1,063	1,203

Income before income taxes	$36,684	$29,755	$97,398	$81,110

			July 31, 2005	October 31, 2004
Identifiable assets:
CVI			$1,929,195	$538,246
CSI			184,910	186,854
Corporate			62,540	86,461

Total			$2,176,645	$811,561

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

Geographic information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In thousands)
Net sales to external customers by country of domicile:
United States	$111,797	$74,777	$299,662	$208,326
Europe	69,158	39,458	183,825	109,152
Rest of world	41,187	14,844	102,319	41,887

Total	$222,142	$129,079	$585,806	$359,365

			July 31, 2005	October 31, 2004
Long-lived assets by country of domicile:
United States			$180,510	$60,205
Europe			169,918	87,554
Rest of world			7,649	3,306

Total			$358,077	$151,065

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” beginning on page 7.

Forward-Looking Statements: This Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include certain statements about the integration of the Ocular Sciences businesses, our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our or the combined company’s revenue, anticipated market conditions, planned product launches and results of operations are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. These include the risk that the Cooper and Ocular businesses will not be integrated successfully; the risks that CVI’s new products will be delayed or not occur at all, risks related to implementation of information technology systems covering the combined Cooper and Ocular businesses and any delays in such implementation or other events which could result in management having to report a significant deficiency or material weakness in the effectiveness of the Company’s internal control over financial reporting in its 2005 annual report on Form 10-K; the risk that the combined company may not continue to realize anticipated benefits from its cost-cutting measures; risk inherent in accounting assumptions made in the acquisition, the ultimate validity and enforceability of the companies’ patent applications and patents and the possible infringement of the intellectual property of others.

Events, among others, that could cause our actual results and future actions of the Company to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing or distribution facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with corporate governance requirements, changes in tax laws or their interpretation, changes in geographic profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, the adverse effects on patients, practitioners and product distribution of natural disasters, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill, changes in accounting principles or estimates, including the impact of the change in GAAP to require expensing stock options, and other events described in our Securities and Exchange Commission filings, including the “Business” section in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

Results of Operations

In this section we discuss the results of our operations for the third quarter and nine months of fiscal 2005 and compare them with the same periods of fiscal 2004. The Company’s growth in the three- and nine-month periods is primarily due to the inclusion of Ocular’s business, which the Company acquired on January 6, 2005. We discuss our cash flows and current financial condition beginning on page 25 under “Capital Resources and Liquidity.”

Third Quarter Highlights:

•	Sales of $222.1 million up 72%, 71% in constant currency.

•	Gross profit up 64%; margin decreased to 62% of revenue including nonrecurring items.

•	Operating income up 44% to $45.7 million.

•	Diluted earnings per share up 18% to 79 cents from 67 cents, with a 30% increase in the number of shares.

•	Results include the $7.2 million impact related to three months of the step up of Ocular inventory to reflect purchased manufacturing profit sold post acquisition and $4.1 million of restructuring and integration costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Nine-Month Highlights:

•	Sales of $585.8 million up 63%, 60% in constant currency.

•	Gross profit up 55%; margin decreased to 61% of revenue including nonrecurring items.

•	Operating income up 38% to $116.3 million.

•	Diluted earnings per share up 7% to $1.92 from $1.80, with a 24% increase in the number of shares.

•	Results include the $16.8 million impact related to seven months of the step up of Ocular inventory to reflect purchased manufacturing profit sold post acquisition, $8 million of restructuring and integration costs and the $1.6 million write-off of the debt issuance costs of our previous credit agreement.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended July 31,		% Growth	Percent of Sales Nine Months Ended July 31,		% Growth
	2005	2004		2005	2004
Net sales	100%	100%	72%	100%	100%	63%
Cost of sales	38%	36%	86%	39%	36%	77%

Gross profit	62%	64%	64%	61%	64%	55%
Selling, general and administrative	36%	38%	63%	37%	39%	56%
Research and development	3%	1%	290%	3%	1%	235%
Restructuring	1%	—	—	1%	—	—
Amortization	1%	—	85%	—	1%	128%

Operating income	21%	25%	44%	20%	23%	38%

Net Sales: Cooper’s two business units, CooperVision (CVI) and CooperSurgical (CSI) generate all its revenue:

•	CVI markets, develops and manufacturers a broad range of soft contact lenses for the worldwide vision care market.

•	CSI markets, develops and manufactures medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $93.1 million (72%) in the three-month period and $226.4 million (63%) in the nine-month period:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2005	2004	Growth	2005	2004	Growth
	($ in millions)
CVI	$195.1	$102.8	90%	$505.7	$284.9	78%
CSI	27.0	26.3	3%	80.1	74.5	8%

	$222.1	$129.1	72%	$585.8	$359.4	63%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

CVI Revenue by Market:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2005	2004	Growth	2005	2004	Growth
	($ in millions)
Americas	$96.4	$57.3	69%	$247.4	$158.9	56%
Europe	69.7	40.0	74%	185.1	110.8	67%
Asia-Pacific	29.0	5.5	424%	73.2	15.2	381%

	$195.1	$102.8	90%	$505.7	$284.9	78%

CVI’s worldwide net sales grew 90% and 78% in the three- and nine-month periods, 88% and 74% in constant currency. Americas sales grew 69% and 56% in the three- and nine-month periods, 67% and 54% in constant currency. European sales grew 74% and 67% in the three- and nine-month periods, 73% and 60% in constant currency. Sales to the Asia-Pacific region grew 424% and 381% in the three- and nine-month periods, 412% and 371% in constant currency. The inclusion of Ocular net sales, since the acquisition date of January 6, 2005, is the primary reason for CVI’s growth in the three- and nine-month periods.

Practitioner and patient preferences in the worldwide contact lens market continue to change. The major shifts are from:

•	Conventional lenses replaced annually to disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months.

•	Commodity lenses to specialty lenses including toric lenses, cosmetic lenses, multifocal lenses, continuous wear lenses and lenses to alleviate dry eye symptoms.

•	Commodity spherical lenses to value-added spherical lenses such as lenses with aspherical optical properties or higher water content such as silicon hydrogels.

Many of these shifts favor CVI’s line of specialty products, which now comprise 49% of CVI’s worldwide business.

Definitions: Lens revenue consists of sales of spherical lenses, which include aspherically designed lenses, and specialty lenses – toric, cosmetic, multifocal lenses and lenses for patients with dry eyes.

•	Aspheric lenses correct for near- and farsightedness and they have additional optical properties that help improve visual acuity in low light conditions and can correct low levels of astigmatism and low levels of presbyopia, an age-related vision defect.

•	Toric lens designs correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

•	Multifocal lens designs correct presbyopia.

•	Proclear lenses help enhance tissue/device compatibility for patients experiencing mild discomfort relating to dry eyes during lens wear.

Sales growth includes continued global market gains during the quarter, including increases in disposable sphere revenue up 140%, disposable toric revenue up 62%, disposable multifocal revenue up 145% and total toric revenue up 53%. CVI’s line of specialty lenses grew 50% during the quarter. Sales increases also resulted from the global rollout of Proclear toric that increased 50% to $6.8 million and the launch of Proclear multifocal lenses with third quarter 2005 sales of $3.2 million. Daily disposable sphere sales were $23 million during the quarter. Sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement including within rapidly growing specialty lenses and daily disposable spheres. While unit growth and product mix have influenced revenue growth, average realized prices by product have not materially influenced revenue growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

CSI Revenue: Women’s healthcare products used primarily in obstetricians’ and gynecologists’ practices generate about 90% of CSI’s revenue. The balance are sales of medical devices outside of women’s healthcare where CSI does not actively market. CSI’s net sales increased 3% and 8% in the three- and nine-month periods, respectively. The incremental revenue growth of $700,000 in the quarter was organic and the growth of $5.6 million year to date was 75% organic and 25% acquisition growth. While unit growth and product mix have influenced organic revenue growth, average realized prices by product have not materially influenced organic revenue growth.

Cost of Sales/Gross Profit: Gross profit as a percentage of sales (margin) was:

	Margin Three Months Ended July 31,		Margin Nine Months Ended July 31,
	2005	2004	2005	2004
CVI	62%	67%	62%	67%
CSI	58%	55%	56%	55%
Consolidated	62%	64%	61%	64%

CVI’s margin was 62% for both the third quarter and year to date of fiscal 2005, compared with 67% for each period in the prior year. The decrease is primarily due to the $7.2 million and $16.8 million impact related to the inventory step up adjustment recorded at the acquisition of Ocular and recognized in cost of sales in the third quarter and year-to-date 2005; and $535,000 and $1.8 million, respectively, of restructuring expenses. CVI manufactures about 45% of its lenses in the United Kingdom. The impact of foreign currency on revenue is partially offset by the impact on manufacturing costs.

CSI’s margin was 58%, compared with 55% for the third quarter last year. Higher gross margin reflects continuing efficiencies from the integration of acquisitions, partially offset by foreign exchange variances as CSI imports about 27% of inventory from Europe and Canada.

Selling, General and Administrative (SGA) Expense:

	Three Months Ended July 31,					Nine Months Ended July 31,
	2005	% Net Sales	2004	% Net Sales	% Incr.	2005	% Net Sales	2004	% Net Sales	% Incr.
	($ in millions)
CVI	$65.4	34%	$38.1	37%	72%	$177.1	35%	$109.4	38%	62%
CSI	9.5	35%	8.4	32%	13%	28.8	36%	23.4	31%	23%
Headquarters	5.2	—	2.5	—	106%	13.7	—	8.3	—	66%

	$80.1	36%	$49.0	38%	63%	$219.6	37%	$141.l	39%	56%

In the third quarter of 2005, consolidated SGA increased 63% and as a percentage of revenue decreased to 36% from 38% in the prior year for the three-month period and decreased to 37% from 39% for the nine-month period. Acquisitions, primarily Ocular, contributed largely to the SGA increases. About $700,000 and $3.8 million of the SGA increase in the three- and nine-month periods reflected the relative weakness of the U.S. dollar against foreign currencies on the $37.4 million and $98.3 million of SGA outside the U.S. The increase in CSI’s SGA reflects the decision to invest in sales and marketing to increase organic growth. Corporate headquarters’ expenses, which increased 11% sequentially and 106%, or $2.7 million, from last year’s third quarter include added costs due to the Ocular acquisition, continued expenses for projects and staff to maintain the Company’s global trading arrangement and costs to comply with corporate governance requirements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Research and Development Expense: During the third quarter and year-to-date 2005, CVI research and development expenditures were $6.4 million, up 494% and $12.9 million, up 371%, respectively, over 2004. CVI’s research and development activities include programs to develop two-week disposable and continuous wear silicone hydrogel lenses, a disposable multifocal toric and a two-week disposable lens incorporating the Proclear technology. CSI’s research and development expenditures of $748,000, down 1% for the quarter but up 32% to $2.4 million year to date, were for upgrading and redesign of many CSI products in osteoporosis, in-vitro fertilization, incontinence, assisted reproductive technology and other obstetrical and gynecological product development activities.

Restructuring: Restructuring expenses of $2.6 million and $5.2 million for the three- and nine-month periods, respectively, are primarily non-acquisition expenses resulting from changes made as a result of the integration of Ocular.

In connection with the January 6, 2005, acquisition of Ocular, we are in the process of completing an integration plan to optimize operational synergies of the combined companies. These activities include integrating duplicate facilities, expanding utilization of preferred manufacturing and distribution practices and integrating the worldwide sales and marketing organizations. Integration activities began in January 2005 and are expected to continue through 2007.

We estimate that the total restructuring costs under this integration plan will be approximately $25 - $30 million and will be reported as cost of sales or restructuring costs in our Consolidated Statement of Income. See Note 2. Acquisitions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating Income (Expense): Operating income improved by $14 million, or 44%, and $32 million, or 38%, for the three- and nine–month periods, respectively:

	Three Months Ended July 31,					Nine Months Ended July 31,
	2005	% Net Sales	2004	% Net Sales	% Incr. (Decr.)	2005	% Net Sales	2004	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$46.1	24%	$29.0	28%	59%	$117.3	23%	$77.4	27%	52%
CSI	4.8	18%	5.2	20%	(8%)	12.7	16%	15.2	20%	(16%)
Headquarters	(5.2)	—	(2.5)	—	(106%)	(13.7)	—	(8.3)	—	(66%)

	$45.7	21%	$31.7	25%	44%	$116.3	20%	$84.3	23%	38%

Interest Expense: Interest expense increased by $6.7 million, or 462%, in the three-month period and $15.5 million, or 351%, in the nine-month period. On January 6, 2005, we replaced our $225 million credit facility with a $750 million credit agreement primarily to fund the acquisition of Ocular. Due to the acquisition, we had $601 million in loans on our credit facility at July 31, 2005 compared to $54.6 million outstanding on July 31, 2004.

Other Income (Expense), Net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In thousands)
(Loss) gain on derivative instruments	$(889)	$—	$1,945	$—
Interest income	141	69	501	260
Foreign exchange gain (loss)	271	(456)	357	(469)
Settlement of disputes	—	(4)	—	(369)
Unamortized debt issuance costs	—	—	(1,602)	—
Gain on sale of marketable securities	—	—	120	1,443
Other (expense) income	(315)	(68)	(258)	338

	$(792)	$(459)	$1,063	$1,203

In the first nine months of fiscal 2005, we sold 292,000 shares of marketable securities, realizing a gain of approximately $120,000, and we wrote off the debt issuance costs of our previous credit agreement of $1.6 million. The realized loss of $889,000 in the quarter and the realized year-to-date gain on derivative instruments of $1.9 million relates to effective hedges in the form of interest rate swaps that did not qualify for hedge accounting treatment as of the end of the fiscal second quarter, which were terminated in the fiscal third quarter and replaced with interest rate swaps that did qualify for hedge accounting as of the end of the fiscal third quarter. We expect the new swaps to qualify for hedge accounting through their maturities. See Note 7. Derivative Instruments.

Provision for Income Taxes: We recorded tax expense of $12 million in the first three quarters of fiscal 2005 compared to $17 million in the first nine months of fiscal 2004 on income before income taxes. The effective tax rate for the first nine months of fiscal 2005 (provision for taxes divided by income before taxes) was approximately 12.4 percent compared to approximately 21 percent for the first nine months of fiscal 2004. This is a result of a greater portion of our income continuing to be earned in jurisdictions with tax rates lower than the U.S. In addition, in the three-month period ended July 31, 2005, we released $5.5 million of previously accrued amounts related to the resolution of certain tax contingencies that expired resulting in the income tax benefit for the quarter then ended, and a lower tax rate for the nine-month period ended July 31, 2005.

With anticipated faster revenue growth outside the U.S. and a favorable mix of products manufactured outside the U.S., Cooper expects that its net operating loss carryforwards in the U.S. will last beyond 2008.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources and Liquidity

Third Quarter Highlights:

•	Operating cash flow $39.1 million vs. $29.1 million in last year’s third quarter.

•	Cash payments for acquisitions totaled $3.2 million.

•	Expenditures for purchases of property, plant and equipment (PP&E) $37 million vs. $11.3 million in 2004’s third quarter.

Nine-Month Highlights:

•	Operating cash flow $119.2 million vs. $66 million in the first nine months of 2004.

•	Cash payments for acquisitions totaled $627.6 million.

•	Expenditures for purchases of PP&E $75.9 million vs. $30.6 million in the first nine months of 2004.

Comparative Statistics ($ in millions):

	July 31, 2005	October 31, 2004
Cash and cash equivalents	$18.0	$39.4
Total assets	$2,176.6	$811.6
Working capital	$220.9	$188.0
Total debt	$723.7	$165.7
Stockholders’ equity	$1,256.0	$544.2
Ratio of debt to equity	0.58:1	0.30:1
Debt as a percentage of total capitalization	37%	23%
Operating cash flow – twelve months ended	$154.5	$101.2

Operating Cash Flow: Cash flow provided from operating activities continues as the major source of liquidity, totaling $119.2 million in the first nine months of fiscal 2005 and $154.5 million over the twelve-month period ended July 31, 2005.

Working capital increased $32.9 million in the first nine months of fiscal 2005 due to increases of $75.9 million in inventory, $65.4 million in receivables and $15.6 million in current deferred tax assets and other. These increases were partially offset as cash decreased $21.3 million, primarily to fund acquisitions, marketable securities decreased $1.8 million from sales of securities, current accrued liabilities and accounts payable increased $78.9 million, and short-term debt increased $22 million. The significant increase in working capital is primarily due to the acquisition of Ocular; however, growth in the overall business, smaller acquisitions and the effect of foreign exchange also contributed.

At the end of the first nine months, inventory months on hand (MOH) increased to 7.0 from 6.9 in last year’s first nine months. Days sales outstanding (DSO) increased to 65 days from 62 days in last year’s third quarter. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our net accounts receivable and inventories are recoverable.

Investing Cash Flow: The cash outflow of $701.7 million from investing activities was driven by payments of $627.6 million for acquisitions, primarily the purchase of Ocular, and capital expenditures of $75.9 million, used primarily to expand manufacturing capacity and continue the rollout of new information systems. This was partially offset by proceeds from the sale of marketable securities of $1.8 million.

Financing Cash Flow: The cash inflow of $562.8 million from financing activities was driven by proceeds from debt of $744.1 million and $17.3 million from the exercise of stock options, partially offset by repayment of debt of $188.6 million, payment of debt acquisition costs of $7.7 million and dividends on our common stock of $2.3 million paid in the first and third fiscal quarters of 2005.

Off Balance Sheet Arrangements

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Estimates and Critical Accounting Policies

Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies described in this section address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates requiring adjustment to these balances in future periods.

•	Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured. For contact lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business, since a high percentage of our revenue is from direct sales to doctors.

•	Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the fact that patients require satisfaction of healthcare needs in both strong and weak economies.

•	Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand to maintain high customer service levels in spite of the complexity of our specialty lens product portfolio.

•	Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” We no longer amortize goodwill. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our fiscal third quarter 2005, and our analysis indicated that we had no goodwill impairment.

The FASB Statement No. 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. When available and as appropriate, we use comparative market multiples to corroborate fair value results. A reporting unit is the level of reporting at which goodwill is tested for impairment.

Our reporting units are the same as our business segments – CooperVision and CooperSurgical – reflecting the way that we manage our business. Our most recent estimate of fair value, at the time of our May 1, 2005 review and using several valuation techniques including assessing industry multiples, for CooperVision ranged from $1.9 billion to $3.6 billion compared to a carrying value of $1.7 billion and for CooperSurgical fair value ranged from $260 million to $436 million compared to a carrying value of $174 million.

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

New Accounting Pronouncements

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)). It requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in effect removing the option, stated in FASB No. 123, to apply the guidance in Opinion 25. This statement is effective as of the beginning of the next fiscal year that begins after June 15, 2005, or our fiscal first quarter 2006. Transition may be accomplished using the modified prospective application or the modified retrospective application. Cooper currently measures compensation costs related to share-based payments under Opinion 25, as allowed by FASB No. 123. The change required by Statement 123(R) will affect both our net income and earning per share as determined by the transition methodology in Statement 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Concluded

Outlook

We believe that cash and cash equivalents on hand of $18 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends required debt repayments and smaller acquisitions. We expect capital expenditures in fiscal year 2005 of $105 - $115 million with about 70% to expand manufacturing capacity, about 20% for conversion of CVI’s products to the Gen II manufacturing platform acquired from Ocular and about 10% for information technology. At July 31, 2005, we had $145.3 million available under the KeyBank line of credit.

Risk Management

We are exposed to risks caused by changes in foreign exchange, principally our pound sterling and euro denominated debt and receivables and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our revolver and term loan debt under the KeyBank credit agreement varies with the London Interbank Offered Rate. The significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. However, in January 2005 and reinstated again in June 2005, steps were taken to minimize this risk by entering into interest rate swaps with total notional value of $500 million maturing in 2006 through 2008. The effect of these interest rate swaps is to convert $500 million of our outstanding long-term debt to a fixed rate. Now, approximately 85% of our debt is fixed rate. See Note 7. Derivative Instruments.

On January 6, 2005, to fund the cash portion of consideration to Ocular shareholders, Cooper replaced its $225 million credit facility with a $750 million credit agreement. At July 31, 2005, we had outstanding borrowings of $601 million on the credit facility with $475 million on the term loans and $126 million on the revolver. Cooper also has $115 million of outstanding debentures due on July 1, 2023. See Note 6. Debt.

Our long-term debt obligations are adjusted as follows. We repaid the credit facility term loan obligations existing at October 31, 2004 of $18.8 million for 2005 and $28.1 million for 2006 and 2007 and the revolving facility obligation existing at October 31, 2004 of $3 million for the 2006 and 2007 period. For the existing term loans, we are obligated to repay $9.8 million in the current period ending October 31, 2005, $88.1 million within the subsequent two fiscal year period 2006 through 2007, $121.8 million within the two fiscal year period 2008 through 2009 and $255.4 million thereafter. For the existing revolving facility, we are obligated to repay $126 million in fiscal year 2010.

Due to the acquisition of Ocular, at July 31, 2005 Cooper had an additional capital lease obligation of $2.3 million and operating lease obligations of $23.7 million which includes about $15.5 million of obligations for restructuring activities accrued in the acquisition. Payments on the capital lease are due $241,000 in the current period ending October 31, 2005, $717,000 within the subsequent two fiscal year period 2006 through 2007, $845,000 within the two fiscal year period 2008 through 2009 and $517,000 thereafter. Payments on the operating leases are due $5.5 million in the current period ending October 31, 2005, $9.3 million within the subsequent two fiscal year period 2006 through 2007, $4.4 million within the two fiscal year period 2008 through 2009 and $4.5 million thereafter.

As of July 31, 2005, the scheduled maturities of Cooper’s variable rate long-term debt obligations (excluding capital leases), their weighted average interest rates and their estimated fair values were as follows:

Fiscal Year	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	($ in millions)
Long-term debt:
Variable interest rate	$10.0	$38.3	$50.5	$54.6	$67.3	$381.5	$602.2	$602.2
Average interest rate	3.95%	3.15%	3.4%	4.2%	4.6%	4.6%

Trademarks

Proclear® is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries and is italicized in this report.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

See “Risk Management” under Capital Resources and Liquidity in Item 2 of this report.

Item 4.	Controls and Procedures

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2005, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As previously reported in our quarterly report on Form 10-Q for the quarter ended April 30, 2005, two material weaknesses were identified in the Company’s internal control over financial reporting with respect to the Company’s accounting for derivative transactions and its interactions with its independent registered public accounting firm. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the Company’s remediation of the material weaknesses, we implemented changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2005. Specifically the Company:

•	terminated the employment of the senior manager of the Company who had not been forthcoming with KPMG LLP during that firm’s review of the documentation relating to interest rate swaps, by failing to disclose in a truthful and timely manner when questioned by KPMG that some of the documentation presented was not, as required by SFAS 133, prepared contemporaneously with the Company’s executing the interest rate swaps in January 2005;

•	implemented training and education of all relevant personnel who interact with our independent registered public accounting firm designed to ensure that such personnel understand and comply with the provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder, regarding representations to our independent registered public accountants;

•	improved training, education and accounting reviews designed to ensure that all relevant personnel involved in derivative transactions understand and apply hedge accounting in compliance with SFAS 133;

•	engaged new qualified outside experts to review and prepare documentation necessary for derivative instruments that are intended by the Company to qualify for hedge accounting under SFAS 133; and

•	retested all aspects of our internal control over financial reporting with respect to hedging transactions to ensure compliance with SFAS 133, by examining and assessing our policies and procedures relating to the simultaneous documentation and other technical requirements for hedge accounting under SFAS 133 and the understanding of our accounting personnel, and all other relevant personnel who interact with our independent registered public accounting firm, of the Exchange Act provisions and related rules regarding representations that such personnel make to our independent registered public accounting firm.

Management believes that, as a result of these measures, the material weaknesses have been remediated as of July 31, 2005, the end of the fiscal quarter covered in this report. Except as described above, there have been no other changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

On January 6, 2005, the Company completed the purchase of Ocular. The Company is currently in the process of integrating the Ocular entities and is conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. The impact of the purchase of Ocular has not materially affected and is not likely to materially affect the Company’s internal controls over financial reporting. However, as a result of our integration activities, controls (and IT systems used) will be periodically changed. While these changes are in process, there can be no assurance that as of the end of our fiscal year the Company will meet the procedural standards required by our independent registered public accounting firm for an unqualified attestation. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process. In addition, the Company expects that the scope of management’s evaluation as of the end of our fiscal year will exclude the Company’s purchase of Ocular, as permitted under Frequently Asked Question No. 3 (October 6, 2004) regarding Release No. 34-47986, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” (June 5, 2003).

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

The amount of taxes paid for these years was supported by pricing studies performed by an international firm of tax advisors. The resulting intercompany transactions and tax payments reflected pricing terms that were and are consistent with industry practice for arm’s length transactions with unrelated third parties. The Company intends to vigorously contest the IRS’s claims and believes that the ultimate outcome of this matter will not have a material adverse effect on financial condition, liquidity or cash flow of the Company.

PART II - OTHER INFORMATION - Continued

Item 6.	Exhibits

Exhibit Number	Description

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 8 to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 9, 2005	/s/ RODNEY E. FOLDEN
Rodney E. Folden Corporate Controller (Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 8 to the Consolidated Condensed Financial Statements in this report.