Form 10-K
period 2005-10-31
COOPER COMPANIES INC
filed 2006-01-17
CIK 711404

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On December 31, 2005, there were 43,407,330 shares of the registrant’s common stock held by non-affiliates with aggregate market value of $2.9 billion on April 30, 2005, the last day of the registrant’s most recently completed second fiscal quarter.

Number of shares outstanding of the registrant’s common stock, as of December 31, 2005:  44,503,798

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held March 21, 2006	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

for the Fiscal Year Ended October 31, 2005

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include certain statements about the integration of the Ocular Sciences, Inc. (Ocular) business acquired on January 6, 2005, our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions, planned product launches and results of operations are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. These include the risk that Ocular will not be integrated successfully into one of our business units, CooperVision, Inc. (CVI); the risks that CVI’s new products will be delayed or not occur at all, risks related to implementation of information technology systems covering The Cooper Companies, Inc.’s (Cooper or the Company) businesses and any delays in such implementation or other events which could result in Management having to report material weakness in the effectiveness of the Company’s internal control over financial reporting; the risk that the combined company may not continue to realize anticipated benefits from its cost-cutting measures; the ultimate validity and enforceability of the Company’s patent applications and patents and the possible infringement of the intellectual property of others; the impact of the NeoSurg Technologies, Inc. and Inlet Medical, Inc. acquisitions on CooperSurgical, Inc.’s and the Company’s revenue, earnings and margins.

Events, among others, that could cause our actual results and future actions of the Company to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing or distribution facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with corporate governance requirements, changes in tax laws or their interpretation, changes in geographic profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, the adverse effects on patients, practitioners and product distribution of natural disasters, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill or identified intangibles in acquisitions, a material weakness in our internal control over financial reporting, which could result in a material misstatement of our financial statements, adverse changes to accounting assumptions made in the acquisitions, changes in accounting principles or estimates, including the impact of the change in GAAP to require expensing stock options, and other events described in our Securities and Exchange Commission filings, including the “Business” section in this Annual Report on Form 10-K for the fiscal year ended October 31, 2005. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

Item 1. Business.

The Cooper Companies, Inc. (Cooper or the Company), a Delaware corporation organized in 1980, develops, manufactures and markets healthcare products, primarily medical devices through its two business units, CooperVision (CVI) and CooperSurgical (CSI).

CVI, develops, manufactures and markets a broad range of contact lenses for the worldwide vision correction market. Its leading products are disposable spherical and specialty contact lenses.

CVI is a leading manufacturer of toric lenses, which correct astigmatism, multifocal lenses for presbyopia (blurring near vision due to advancing age), cosmetic lenses that change or enhance the appearance of the color of the eye and spherical lenses that correct the most common visual defects. CVI’s products are primarily manufactured at its facilities located in the United Kingdom, Puerto Rico and Norfolk, Virginia. CVI distributes product out of Rochester, New York, South San Francisco, California, the United Kingdom and various smaller distribution facilities.

CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

CVI and CSI each operate in a highly competitive environment. Competition in the medical device industry involves the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of disease. Both of Cooper’s businesses compete primarily on the basis of product quality and differentiation, technological benefit, service and reliability.

COOPERVISION

We estimate that the worldwide soft contact lens market grew about 10 percent during 2005 to about $4.6 billion annually. In the United States, about 38 percent of the worldwide market, revenue grew about 8 percent to $1.7 billion, while revenue in countries outside the United States grew 12 percent to $2.9 billion.

Japan and the Pacific Rim countries, about $1.5 billion or 32 percent of the world market, grew about 16 percent. Europe, about $1.4 billion or 30 percent of the market, grew about 8 percent.

In many markets, favorable demographics, an increase in the reported incidence of myopia, a slowing of contact lens wearers drop out rates, and a continuing shift in practitioner preferences from low-featured “commodity” lenses to higher-value specialty lenses support a favorable world market outlook.

In 2005, Cooper acquired Ocular Sciences, Inc. (Ocular) giving it access to new technologies, particularly patented silicone hydrogel and single-use lens technologies, new geographic markets, particularly Japan and Germany, and higher volume manufacturing processes, particularly the Gen II platform.

Historically, CVI has shown strength in the specialty segments of the contact lens market which include toric lenses, which correct astigmatism, cosmetic lenses, which change or enhance the appearance of the color of the eye, long-term extended wear lenses and multifocal lenses for presbyopia. CVI estimates that specialty lenses currently account for about 53 percent or $2.4 billion of the worldwide contact lens market.

With the Ocular acquisition, CVI has gained a significant presence in the largest segment of the contact lens market: lenses that correct the most common types of visual defects – near- and far-sightedness uncomplicated by more complex visual defects. These lenses account for about 47 percent of the world market for contact lenses.

CVI’s 2005 Revenue Growth

CVI’s revenue in the United States grew 58 percent and 99 percent in markets outside the U.S. We estimate that CVI now holds about 20 percent of the United States market and about 17 percent of the worldwide market. The inclusion of Ocular net sales, since the acquisition date of January 6, 2005, is the primary reason for CVI’s growth in fiscal 2005.

Specialty Contact Lens Revenue

Worldwide, CVI’s specialty lens revenue grew 46 percent in 2005. Sales of CVI’s toric lenses, its most extensive product line, grew 51 percent and now account for about 33 percent of its total lens revenue. We estimate that the worldwide toric market grew about 16 percent during this period. CVI’s PC Technology products – its line of spherical, toric and multifocal products that incorporate phosphorylcholine technology – grew 39 percent.

Spherical Contact Lens Revenue

We estimate that the market for spherical contact lenses grew 8 percent worldwide during 2005 driven in part by the acceptance of newer silicone hydrogel lenses that offer high levels of oxygen to the cornea. In fiscal 2005, CVI did not have silicone hydrogel products in its product line and had acquired high levels of trade inventories of spherical products with the Ocular acquisition. Consequently, when Ocular’s spherical sales during the periods in 2005 when CVI did not own them are included in the comparison, CVI’s spherical lens revenue declined three percent. CVI’s reported spherical revenue grew 106 percent including $72.4 million of single-use lenses acquired with Ocular.

CVI introduced its Biofinity™ brand of silicone hydrogel spherical contact lenses in December 2005 and continues to compete against silicone with additional PC Technology and single-use products.

CVI Sales Growth by Geographic Segment

In 2005, CVI’s sales in the United States grew 58 percent and represent 42 percent of its worldwide sales. In markets outside the United States, sales grew 99 percent. These markets now represent about 58 percent of CVI’s lens sales.

Europe

CVI’s European revenue grew about 67 percent over 2004 with strength in sales of toric lenses, which grew 64 percent. CVI estimates that it is the second largest contact lens supplier in Europe, with business units in France, Germany, Holland, Hungary, Italy, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Far East

CVI’s revenue in Japan and the Pacific Rim grew about 386 percent over 2004. Japan is the second largest contact lens market in the world after the United States, and soft lens popularity continues to grow. CVI estimates that the total market for soft contact lenses in Japan and the Pacific Rim today is about $1.5 billion, compared to about $1.7 billion in the United States. The Japanese market, growing about 16 percent per year, is largely made up of single-use and two-week disposable lenses, which represent about 95 percent of the market.

The incidence of nearsightedness in Japan is one of the highest in the world. About 80 percent of the nearsighted population has some degree of astigmatism, significantly greater than the 50 percent incidence reported in the United States. About half of those with astigmatism are potential candidates for toric lenses. The Japanese toric segment, currently a smaller percentage of the total market than it is in the United States, is expected to grow rapidly as newer generations of toric lenses are introduced.

CVI Competition

A number of manufacturers compete in the worldwide market for contact lenses, which was approximately $4.6 billion in 2005. CVI’s three largest competitors are Johnson & Johnson’s Vistakon division, CIBA Vision (owned by Novartis AG) and Bausch & Lomb Incorporated.

The contact lens market has two major segments. The spherical lens segment, about $2.2 billion in 2005, is comprised of lenses that correct uncomplicated near- and farsightedness. The larger specialty lens segment, about $2.4 billion in 2005, is comprised of lenses that address special needs of contact lens patients and includes toric, cosmetic, multifocal and premium lenses. CVI offers both specialty lenses and spherical lenses.

To compete successfully in the contact lens market, companies must market differentiated products priced competitively and, therefore, manufactured efficiently for numerous market niches. CVI believes that it is the only contact lens manufacturer to use three different manufacturing processes to produce its lenses (lathing, cast molding and FIPS, a cost-effective combination of lathing and molding). This manufacturing flexibility means that CVI can:

•	Develop high, medium and low volume lens requirements for a broader range of market niches than competitors (single-use, two-week, monthly and quarterly disposable and custom toric products, the latter for patients with a high amount of astigmatism).

•	Offer a wider range of lens parameters, leading to a more successful fitting with better visual acuity.

In addition, CVI believes that its lenses provide superior comfort through its use of the lens edge technology provided under the patents covered by its Edge Patent License described under “Patents, Trademarks and Licensing Agreements.”

To enhance its competitiveness in the worldwide lens market, Cooper acquired Ocular in 2005. The Ocular acquisition gave CVI access to new technologies, particularly patented silicone hydrogel and single-use lens technologies, new geographic markets, particularly Japan and Germany, and higher volume manufacturing processes such as the Gen II manufacturing platform.

Cooper’s Proclear® line of spherical, multifocal and toric lenses, are manufactured with omafilcon A, a material that incorporates a proprietary phosphorylcholine technology that helps enhance tissue-device compatibility. The Proclear® line of lenses are the only lenses with FDA clearance for the claim “… may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear.” Mild discomfort relating to dryness during lens wear is a condition that often causes patients to discontinue contact lens wear.

The contact lens market is highly competitive. CVI’s primary toric competitors are Bausch & Lomb Incorporated and Johnson & Johnson’s Vistakon division. Lens manufacturers compete to provide the highest possible level of visual acuity and patient satisfaction by offering a wide range of lens parameters, superior wearing comfort and a high level of customer service, both for patients and contact lens practitioners. CVI believes that its three manufacturing processes yield a wider range of toric lens parameters than its competitors, providing greater choices for patient and practitioner and better visual acuity, and that it offers superior customer services, including high standards of on-time product delivery.

CVI’s major competitors have greater financial resources and larger research and development budgets and sales forces. Nevertheless, CVI offers a high level of customer service through its several direct sales organizations around the world and through telephone sales and technical service representatives who consult with eye care professionals about the use of the Company’s lens products. CVI believes that its sales force is particularly well equipped through extensive training to meet the needs of contact lens practitioners and their customers.

CVI also competes with manufacturers of eyeglasses and with refractive surgical procedures that correct visual defects. CVI believes that it will continue to compete favorably against eyeglasses, particularly in markets where the penetration of contact lenses in the vision correction market is low, offering lens manufacturers an opportunity to gain market share. CVI also believes that laser vision correction is not a material threat to its sales of contact lenses because each modality serves a different age group. Almost all new contact lens wearers are in their teens or twenties, while refractive surgery patients are typically in their late thirties or early forties when their vision has stabilized.

COOPERSURGICAL

Historically, many small medical device companies have supplied the women’s healthcare market with a wide range of products through a fragmented distribution system. CSI’s strategy is to identify and acquire selected smaller companies and product lines that improve its existing market position or serve new clinical areas, particularly opportunities in aging and infertility. In November 2005, CSI acquired two companies in the gynecological surgery market to advance CSI’s expansion within the rapidly developing hospital segment of women’s healthcare. See “Profiles of Recent Acquisitions” below.

Since its inception in 1990, CSI has successfully established a leading position among companies providing medical device products to the obstetrics and gynecology medical specialty, especially within the physician office segment of women’s healthcare. Since then, CSI has grown to over $100 million in revenue through a series of more than 20 acquisitions. During the past five years, CSI’s revenue grew at a compounded rate of 19 percent with operating margins in the upper teens excluding restructuring costs and has generated more than $76.6 million in free cash flow. Cooper’s strong cash flow allows CSI to readily compete for these opportunities, and CSI is now a leader in women’s healthcare.

Market for Women’s Healthcare

Medical economists expect patient visits to obstetricians and gynecologists (Ob/Gyns) to increase by 13 percent over the next decade. Driving this growth is a large group of women of childbearing age and a rapidly growing middle-aged population with emerging gynecologic concerns. Consistent with an aging population, menopausal problems – abnormal bleeding, incontinence and osteoporosis – will increase, while pregnancy, contraceptive management and general examinations are expected to remain stable. The trend toward delaying the age of childbearing to the mid-thirties and beyond will likely drive increasing treatment for infertility.

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

Some significant features of this market are:

•	Two-thirds of patient visits are for annual checkups, cancer screening, menstrual disorders, vaginitis (inflammation of vaginal tissue), osteoporosis (reduction in bone mass) and the management of menopause; the remainder are for pregnancy and reproductive management.

•	Osteoporosis and incontinence have become frequent diagnoses as the female population ages. Early identification and treatment of these conditions will both improve women’s health and help reduce costs. Each of these conditions costs the U.S. healthcare system about $15 billion annually according to government estimates.

•	Sterilization is the most frequently performed surgical procedure – about 700,000 annually. Each year, an estimated 4.5 million patients visit physicians for monitoring and treatment of abnormal Pap smears.

•	About 1.2 million women and their partners consult medical practitioners for infertility annually, with Ob/Gyn’s traditionally providing the initial evaluation. Ovulatory drugs and intrauterine insemination (IUI) are used to treat the majority of these cases. In addition, about 400 assisted reproductive technology clinics in the U.S. perform nearly 100,000 embryo transfer procedures each year that result in nearly 35,000 infants.

CSI’s 2005 Revenue Growth

During 2005, CSI revenue grew 7 percent to $108.7 million, representing 13 percent of Cooper’s revenue. Its operating margin reached 16 percent for the fiscal year, below last year’s 21 percent as the Company elected to invest in expanding its sales force to stimulate organic revenue growth rates and shut down a manufacturing location in Europe.

CSI Competition

CSI focuses on selected segments of the women’s healthcare market, supplying high quality diagnostic products and surgical instruments and accessories. In some instances, CSI offers all of the products needed for a complete procedure. The market segments in which CSI competes continue to be fragmented, typified by smaller technology-driven firms that generally offer only one or two product lines. Most are privately owned or divisions of public companies including some owned by companies with greater financial resources than Cooper. Competitive factors in these segments include technological and scientific advances, product quality, price, customer service and effective communication of product information to physicians and hospitals. CSI believes that it competes successfully against these companies with its superior sales and marketing, the technological advantages of its products and by developing and acquiring new products, including those used in new medical procedures. As CSI expands its product line, it also offers to train medical professionals in their appropriate use.

During 2004, CSI implemented an initiative to expand its sales and marketing efforts in order to increase organic growth over the next several years. These programs focus on CSI’s products in the incontinence, infertility and female sterilization markets using its restructured sales force of independent and direct sales representatives.

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

Acquisitions in the Gynecological Surgery Market During 2005

In November 2005, CSI acquired NeoSurg Technologies, Inc., a manufacturer of a patented combination reusable and disposable trocar access system used in laparoscopic surgery, and Inlet Medical, Inc., a manufacturer of trocar closure systems and pelvic floor reconstruction procedure kits. These purchases advance CSI’s expansion within the rapidly developing hospital segment of women’s healthcare. Cooper paid about $50 million for the two companies. CSI plans to develop a separate surgical sales force beginning in 2006 and expects additional selling and interest costs attributed to these transactions.

NeoSurg has developed a patented combination reusable and disposable trocar access system to compete in the $285 million market for trocars within the $2.9 billion market for laparoscopic surgical devices. CSI believes that the NeoSurg® technology will offer surgeons a superior product to existing disposable trocars while giving hospital and surgery centers the opportunity to realize significant cost reduction.

Inlet offers a cost-effective trocar wound closure system and supplies procedure kits for the treatment of pelvic support problems. Inlet’s Carter-Thomason CloseSure System® is recognized as the premiere trocar wound closure device on the market. In addition to its trocar wound closure system, Inlet has been an active surgical procedure kit developer for pelvic floor reconstructive surgical products, including the ELEVEST® kit for the laparoscopy treatment of uterine prolapse; the AVESTA® kit, a minimally invasive technique to restore vaginal support; and the METRA® PS kit, designed to correct retroverted uterus. These procedures give women effective and less invasive treatment options, and in some cases, an alternative to a hysterectomy.

RESEARCH AND DEVELOPMENT

Cooper employs 88 people in its research and development and manufacturing engineering departments. Outside specialists in lens design, formulation science, polymer chemistry, microbiology and biochemistry support product development and clinical research for CVI products. CSI conducts research and development in-house and also employs outside surgical specialists, including members of its surgical advisory board.

Cooper-sponsored research and development expenditures during the fiscal years ended October 31, 2005, 2004 and 2003 were $22.9 million – excluding a write-off of $20 million of purchased in-process research and development related to Ocular – $6.5 million and $5.6 million, respectively, representing 3%, 1% and 1% of net sales in each fiscal year. During fiscal 2005, CVI spent 86% and CSI spent 14% of the total. We did not participate in any customer-sponsored research and development programs.

GOVERNMENT REGULATION

Medical Device Regulation

Our products are medical devices subject to extensive regulation by the FDA in the United States and other regulatory bodies abroad. FDA regulations govern, among other things, medical device design and development, testing, manufacturing, labeling, storage, recordkeeping, premarket clearance or approval, advertising and promotion, and sales and distribution. Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval, or PMA, from the FDA. A majority of the medical devices we currently market have received FDA clearance through the 510(k) process or approval through the PMA process. Because we cannot be assured that any new products we develop, or any product enhancements, will be subject to the shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancements may occur. For example, to qualify our new silicone hydrogel contact lens products for extended wear use, more extensive premarket testing and approval will be required.

Device Classification

The FDA classifies medical devices into one of three classes – Class I, II, or III – depending on the degree of risk associated with each medical device and the extent of control needed to ensure its safety and effectiveness. Both CVI and CSI develop and market medical devices under different levels of FDA regulation depending on the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval, while Class I and II devices require substantially lower levels of regulation.

Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (General Controls). Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are subject to the FDA’s General Controls, and any other special controls as deemed necessary by FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure.

Pursuant to the Medical Device User Fee and Modernization Act of 2002, or MDUFMA, as of October 2002 unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. Certain Class II devices are exempt from this premarket review process.

Class III devices are those devices which have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness and must be approved through the premarket approval process described below. Premarket approval applications (and supplemental premarket approval applications) are subject to significantly higher user fees under MDUFMA than are 510(k) premarket notifications.

510(k) Clearance Pathway

When we are required to obtain a 510(k) clearance for a device that we wish to market, we must submit a premarket notification to FDA demonstrating that the device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of premarket approval applications. By regulation, the FDA is required to respond to a 510(k) premarket notification within 90 days of submission of the notification. As a practical matter, clearance can take significantly longer. If FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will place the device, or the particular use of the device, into Class III.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that changes its intended use, will require a new 510(k) clearance or could require premarket approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements and modifications to our devices that we believe do not require new 510(k) clearances.

Premarket Approval Pathway

A PMA application must be submitted if the device cannot be cleared through the 510(k) premarket notification procedures. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

After a PMA application is complete, the FDA begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation, or QSR. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. These trials generally require submission of an application for an investigational device exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. All of Cooper’s currently marketed products have been cleared by all appropriate regulatory agencies, and Cooper has no product currently being marketed under an IDE.

Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include: the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved, or “off-label” uses and impose other restrictions on labeling; and medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: fines, injunctions, and civil penalties; recall or seizure of our products; operating restrictions, suspension of production; refusing our request for 510(k) clearance or premarket approval of new products; withdrawing 510(k) clearance or premarket approvals that are already granted; and criminal prosecution.

Even if regulatory approval or clearance of a medical device is granted, the FDA may impose limitations or restrictions on the uses and indications for which the device may be labeled and promoted. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. FDA regulations prohibit a manufacturer from promoting a device for an unapproved, or “off-label” use. Failure to comply with this prohibition on “off-label” promotion could result in enforcement action by the FDA, including, among other things, warning letters, fines, injunctions, consent decrees, and civil or criminal penalties.

Foreign Regulation

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

Other Health Care Regulation

We may be subject to various federal, state and foreign laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. While we believe that our operations are in material compliance with such laws, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. In addition, if there is a change in law, regulation, administrative or judicial interpretation, we may have to change our business practices or our existing business practices could be challenged as unlawful.

Anti-Kickback and Fraud Laws

Our operations may be subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” under this statute has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments and providing anything at less than its fair market value. Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created new prohibitions on: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to HHS and the U.S. Department of Justice and provided enhanced resources to support the activities and responsibilities of the OIG and Department of Justice by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. In addition, HIPAA mandates the adoption of standards for the electronic exchange of health information.

Physician Self-Referral Laws

We may also be subject to federal and state physician self-referral laws. Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

False Claims Laws

Under separate statutes, submission of claims for payment or causing such claims to be submitted that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

RAW MATERIALS

CVI’s raw materials primarily consist of various chemicals and packaging materials. There are alternative supply sources for all of our raw materials other than our new silicone hydrogel material. Raw materials used by CSI are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice.

MARKETING AND DISTRIBUTION

In the United States, CVI markets its products through its field sales representatives, who call on optometrists, ophthalmologists, opticians, optical chains and distributors. CVI augments its U.S. sales and marketing efforts with e-commerce, telemarketing and advertising in professional journals. In Australia, Brazil, Canada, France, Germany, Holland, Hungary, Italy, Japan, Korea, Norway, Portugal, South Africa, Spain, Sweden, Switzerland and the United Kingdom, CVI primarily markets its products through its field sales representatives. In other countries, CVI uses distributors and has given some of them the exclusive right to market its products.

CSI’s products are marketed by a network of field sales representatives and distributors. In the United States, CSI augments its sales and marketing activities with e-commerce, telemarketing, direct mail and advertising in professional journals.

PATENTS, TRADEMARKS AND LICENSING AGREEMENTS

Cooper owns or licenses a variety of domestic and foreign patents, which, in total, are material to its overall business. The names of certain of Cooper’s products are protected by trademark registrations in the United States Patent and Trademark Office and, in some cases, also in foreign trademark offices. Applications are pending for additional trademark registrations. Cooper aggressively protects its intellectual property rights.

No individual patent or license is material to the Company or either of its principal business units other than:

•	Our Patent License Agreement dated as of December 2, 1997, between Cooper and Geoffrey Galley, Albert Moreland, Barry Bevis and Ivor Atkinson entered into in connection with the Company’s acquisition of Aspect Vision Care Limited (the Edge Patent License). This agreement extends until the patents expire in January 2010 and relates to patents used by CVI to produce a contact lens edge that provides superior comfort to the wearer. The edge forms a part of CVI’s products (both spherical and toric lenses) that are manufactured using a cast molding technology in the CVI’s Hamble, England, and Norfolk, Virginia, facilities.

•	Our license related to products manufactured by CVI using the proprietary phosphorylcholine (PC) technology patents that we received in connection with the Company’s acquisition of Biocompatibles Eye Care, Inc. Our Proclear Compatibles® brand of spherical, multifocal and toric soft contact lenses are manufactured using this PC technology. This license term extends until the patents expire.

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

The information required by this item is included in Note 12 Business Segment Information of our Financial Statements and Supplementary Data, included in this report.

EMPLOYEES

On October 31, 2005, the Company had about 7,034 employees. The Company believes that its relations with its employees are good.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2004 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to our Form 10-K for the year ended October 31, 2004, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

AVAILABLE INFORMATION

The Cooper Companies, Inc. Internet address is http://www.coopercos.com. Our annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (SEC) are publicly available free of charge on our Web site as soon as reasonably practicable. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains such reports and other information whose Internet address is http://www.sec.gov. The Company’s Corporate Governance Principles, Ethics and Business Conduct Policy and charters of each committee of the Board of Directors are also posted on the Web site. The information on the Company’s Web site is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors.

Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock or convertible debentures could decline. These risks should be read in conjunction with the other information in this report.

Risks Relating to Our Business

We operate in the highly competitive healthcare industry and there can be no assurance that we will be able to compete successfully.

Each of our businesses operates within a highly competitive environment. In our soft contact lens segment, CVI faces intense competition from competitors’ products, including newer silicone hydrogel contact lenses, and may face increasing competition as other new products enter the market. Our major competitors in the contact lens business have substantially greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and larger manufacturing volumes than CVI.

Our major competitors in the specialty contact lens business offer competitive products, newer materials plus a variety of other eyecare products, including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. Moreover, newer silicone hydrogel lenses may gain market acceptance in the specialty lens business before we are able to manufacture in volume and market our own competitive silicone hydrogel specialty products, which could erode our market share and margins.

The market for our non-specialty, commodity contact lenses is also intensely competitive and is characterized by declining prices for many older product lines and growing demand for newer silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to introduce our own silicone hydrogel products on a timely basis and to achieve manufacturing efficiencies for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capacity. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

To a lesser extent, CVI also competes with manufacturers of eyeglasses and other forms of vision correction including ophthalmic surgery. There can be no assurance that we will not encounter increased competition in the future, or that a successful entry into CVI’s higher-margin specialty lens segments by a larger competitor would not have a material adverse effect on our business, financial condition or results of operations.

In the women’s healthcare segment, competitive factors include technological and scientific advances, product quality, price and effective communication of product information to physicians and hospitals. CooperSurgical competes with a number of manufacturers in each of its niche markets, some of which have substantially greater financial and personnel resources and sell a much broader range of products, which may give them an advantage in marketing competitive products.

Product innovations are important in the industry in which we operate, and we face the risk of product obsolescence.

Product innovations are important in the contact lens business in which CVI competes and in the niche areas of the healthcare industry in which CSI competes. We have not historically allocated substantial resources to new product development, but rather have purchased, leveraged or licensed the technology developments of others. With the acquisition of Ocular, we have begun to invest more in new product development, including the development of silicone hydrogel based contact lenses. Although our focus is on products that will be marketable immediately or in the short to medium term rather than on funding longer-term, higher risk research and development projects, time commitments, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies that could lead to the obsolescence of one or more of our products. Failure to stay current with our competitors with regard to new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

If our products are not accepted by the market, we will not be able to sustain or expand our business.

Certain of our proposed products have not yet been clinically tested or commercially introduced, and we cannot assure you that any of them will achieve market acceptance or generate operating profits. We have not commercially marketed many of our planned new products, such as certain of our planned silicone hydrogel contact lens products and new contact lens products containing our patented phosphorilcoline (PC) technology and have just begun manufacturing silicone hydrogel lenses in Europe. Market acceptance and customer demand for these products are uncertain. The development of a market for our products may be influenced by many factors, some of which are out of our control, including:

•	acceptance of our products by eyecare and women’s healthcare practitioners;

•	the cost competitiveness of our products;

•	consumer reluctance to try and use a new product;

•	regulatory requirements;

•	the earlier release of competitive products, such as silicone hydrogel products into the market by our competitors; and

•	the emergence of newer and more competitive products.

New medical and technological developments may reduce the need for our optical products.

Technological developments in the eyecare and women’s healthcare industries, such as new surgical procedures or medical devices, may limit demand for our products. Corneal refractive surgical procedures such as Lasik surgery and the development of new pharmaceutical products may decrease the demand for our optical products. If these new advances were to provide a practical alternative to traditional vision correction, the demand for contact lenses and eyeglasses may materially decrease. We cannot assure that medical advances and technological developments will not have a material adverse effect on our businesses.

Our substantial and expanding international operations are subject to uncertainties which could affect our operating results.

A significant portion of our current operations is conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America and Europe. Approximately 49% and 42% of our net sales for fiscal years ended October 31, 2005 and 2004, respectively, were derived from the sale of products outside the United States. Further, we believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

•	foreign customers may have longer payment cycles than customers in the United States;

•	failure to comply with United States Department of Commerce export controls may result in fines and/or penalties;

•	tax rates in some foreign countries may exceed those of the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	we may find it difficult to comply with a variety of foreign regulatory requirements;

•	general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy;

•	we may find it difficult to manage a large organization spread throughout various countries;

•	foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities;

•	we may have difficulty enforcing agreements and collecting receivables through some foreign legal systems;

•	fluctuations in currency exchange rates could adversely affect our results;

•	we may have difficulty enforcing intellectual property rights in some foreign countries;

•	we may have difficulty gaining market share in countries such as Japan because of regulatory restrictions and customer preferences; and

•	we may find it difficult to enter new markets such as China, India and other developing nations due to, among other things, customer acceptance, undeveloped distribution channels and business knowledge of these new markets.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

Acquisitions we may make may involve numerous risks.

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years, including our recent acquisition of Ocular. As part of our growth strategy, particularly at CSI, we intend to continue to consider acquiring complementary technologies, products and businesses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or write-offs of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

•	difficulties in the integration of the operations, technologies, products and personnel of the acquired company and establishment of appropriate accounting controls and reporting procedures and other regulatory compliance procedures;

•	risks of entering markets in which we have no or limited prior experience;

•	potential loss of employees;

•	an inability to identify and consummate future acquisitions on favorable terms or at all;

•	diversion of management’s attention away from other business concerns;

•	expenses of any undisclosed or potential liabilities of the acquired company;

•	expenses, including restructuring expenses, to shut-down our own locations and/or terminate our employees;

•	a dilution of earnings per share; and

•	risks inherent in accounting allocations and consequences thereof, such as whether a strategic or financial buyer would view such allocations as establishing a fair value for so called tangible and intangible assets.

We face risks associated with disruption of manufacturing operations and failure to develop new manufacturing processes that could adversely affect our profitability or competitive position.

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In addition, materials, such as silicone hydrogel, require improvements to our manufacturing processes to make them cost effective. Our failure to develop such new manufacturing processes could significantly impact our ability to compete.

CVI manufactures our molded contact lenses, which represent a significant portion of our contact lens revenues, primarily at our facilities in the United Kingdom, Puerto Rico and Norfolk, Virginia. CSI manufactures the majority of its products in Trumbull, Connecticut. We manufacture certain products at only one manufacturing site for certain markets, our products are approved for manufacturing only at one site. Before we can use a second manufacturing site we must obtain the approval of regulatory authorities and because this process is expensive, we have generally not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

If our manufacturing operations fail to comply with applicable regulations, our manufacturing could be delayed or disrupted, and our product sales and profitability could suffer.

Our manufacturing operations and processes are required to comply with numerous federal, state and foreign regulatory requirements, including the FDA’s Quality System Regulation, or QSR regulations in Japan, and other similar foreign regulations which govern the procedures related to the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our products. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Failure to pass a QSR or similar foreign inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays in addition to, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. As a result, any failure to comply with applicable requirements could adversely affect our product sales and profitability.

We rely on independent suppliers for raw materials and we could experience inventory shortages if we were required to use an alternative supplier on short notice.

We rely on independent suppliers for key raw materials, consisting primarily of various chemicals and packaging materials. Raw materials used by us are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. Asahikasei Aime Co. Ltd. (Asahi) is our sole supplier of the material used to make our silicone hydrogel contact lens products, comfilcon A. If Asahi fails to supply sufficient material on a timely basis or at all for any reason, we may suffer a disruption in the supply of our silicone hydrogel contact lens products and may need to switch to an alternative supplier in accordance with our agreement with Asahi. A disruption in the supply of comfilcon A could disrupt production of our silicone hydrogel contact lens products thereby adversely impacting our ability to market and sell such products and our ability to compete in all segments of the contact lens market.

We face risks related to environmental matters.

Our facilities are subject to a broad range of federal, state, local and foreign environmental laws and requirements, including those governing discharges to the air and water, the handling or disposal of solid and hazardous substances and wastes and remediation of contamination associated with the release of hazardous substances at our facilities and offsite disposal locations. We have made, and will continue to make, expenditures to comply with such laws and requirements. Future events, such as changes in existing laws and regulations or the discovery of contamination at our facilities, may give rise to additional compliance or remediation costs that could have a material adverse effect on our business, results of operations or financial condition. As a manufacturer of various products, we are exposed to some risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with any such claims.

We are involved in a voluntary clean-up at one of our sites in the state of New York, and although the workplan submitted to the state was accepted and the clean-up is proceeding in accordance with the workplan and our expectations, there can be no assurance that the clean-up will be completed within the timeframe and cost projected, that the expected results will be achieved, or that we will not identify alternate sources of contamination in connection with their remediation. As such, there can be no assurance that material costs or liabilities will not be incurred in connection with any such remediation.

We could experience losses from product liability claims, including such claims and other losses resulting from sales of counterfeit and other infringing products.

We face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury. We also face the risk that defects in the design or manufacture of our products or sales of counterfeit or other infringing product might necessitate a product recall and other actions by manufacturers, distributors or retailers in order to safeguard the health of consumers and protect the integrity of the subject brand. In addition, consumers may halt or delay purchases of a product that is the subject of a claim or recall, or has been counterfeited. We handle some risk with third-party carrier policies that are subject to deductibles and limitations. There can be no assurance that we will not experience material losses due to product liability claims or recalls, or a decline in sales resulting from sales of counterfeit or other infringing product, in the future.

If we fail to adequately protect our intellectual property, our business could suffer.

We consider our intellectual property rights, including patents, trademarks and licensing agreements, to be an integral component of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We have applied for patent protection in the United States and other foreign jurisdictions relating to certain existing and proposed processes and products. We cannot assure you that any of our patent applications will be approved. Patent applications in the United States are maintained in secrecy for a period of time, which may last until patents are issued, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or the first to file patent applications on such inventions. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure you that we will have adequate resources to enforce our patents.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could lose competitive advantages and be materially adversely affected.

The laws of certain foreign countries in which we do business or contemplate doing business in the future do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in a judicial or administrative proceeding could prevent us from manufacturing and selling our products or prevent us from stopping others from manufacturing and selling competing products, and thereby have a material adverse affect on our business, financial condition and results of operations.

Our intellectual property could be subject to claims of infringement.

Our competitors in both the U.S. and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our existing and planned products. We have not conducted an independent review of patents issued to third parties. Claims that our products infringe the proprietary rights of others often are not asserted until after commencement of commercial sales incorporating our technology.

Significant litigation regarding intellectual property rights exists in our industry. Third parties have made, and it is possible that they will make in future, claims of infringement against us or our contract manufacturers in connection with their use of our technology. Any claims, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign or reengineer our products, if feasible;

•	divert management’s attention and resources; or

•	require us to enter into royalty or licensing agreements in order to obtain the right to use a necessary product, component or process.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or our contract manufacturers in connection with the use of our technology, in particular if we are unable to manufacture or sell any of our planned products in any major market, could adversely affect our business.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

We have now and expect to continue to have a significant amount of indebtedness. As of October 31, 2005, we had total indebtedness of $704.9 million and $179.3 million of availability under our bank credit facility for further borrowings.

Our substantial indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay our credit facility or repurchase the debentures under certain circumstances;

In addition, our credit facility contains financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

We are vulnerable to interest rate risk with respect to our debt.

We are subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to maintain our desired mix of fixed-rate and variable-rate debt, we may use interest rate swap agreements and exchange fixed and variable-rate interest payment obligations over the life of the arrangements, without exchange of the underlying principal amounts. We may not be successful in structuring such swap agreements to effectively manage our risks, which could adversely affect our business, earnings and financial condition.

Exchange rate fluctuations could adversely affect our financial results.

As a result of our international operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. Our most significant currency exposures are the British Pound, Canadian Dollar, Japanese Yen, and Euro. We expect to generate an increasing portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions, if entered into, will not eliminate that risk entirely. In addition, to the extent we are unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on our financial condition and results of operations. Additionally, because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings.

We may be required to recognize impairment charges on goodwill, which would reduce our consolidated net worth and stockholders’ equity.

Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill balance annually or at any time when events occur, which could impact the value of our business segments. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our reported earnings in a period of such change. In addition, such charges would reduce our consolidated net worth and our shareholders’ equity, increasing our debt to total capitalization ratio, which may result in a default under our credit facilities.

Increases in our effective tax rates or adverse outcomes resulting from examination of income tax returns for Ocular Sciences, Inc. for periods prior to our acquisition could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations of those laws. In addition, the Internal Revenue Service has been auditing Ocular’s income tax returns for the years 1999 – 2003, and we are also subject to the examination of its income tax returns by other tax authorities. The outcome of these examinations could have a material adverse effect on our operating results and financial condition.

We are in the process of upgrading certain of our management information systems and we cannot assure you that there will not be associated excessive costs or disruption of our business.

We have implemented a management information system at our major locations and are in the process of implementing the system for substantially all of our businesses worldwide. Many other companies have had severe problems with computer system implementations of this nature and scope. We are using a controlled project plan, and we believe we have assigned adequate staffing and other resources to the projects to ensure its successful implementation. However, we cannot assure you that the design will meet our current and future business needs or that it will operate as designed. We are heavily dependent on such computer systems, and any failure or delay in the system implementation would cause a substantial interruption to our business, additional expense and loss of sales, customers and profits.

If we do not retain our key personnel and attract and retain other highly skilled employees our business could suffer.

If we fail to recruit and retain the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel. Our success also depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel.

Provisions of our governing documents and Delaware law, and our rights plan, may have anti-takeover effects.

Certain provisions of our Second Restated Certificate of Incorporation and Amended and Restated By-laws may inhibit changes in control of the Company not approved by our board of directors. These provisions include: (i) advance notice requirements for stockholder proposals and nominations and (ii) the authority of our board to issue without stockholder approval preferred stock with such terms as our board may determine. We will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. Our board of directors adopted a preferred stock purchase rights plan, commonly known as a “poison pill,” pursuant to a rights agreement dated as of October 29, 1997. The rights agreement is intended to prevent abusive hostile takeover attempts by requiring a potential acquiror to negotiate the terms of an acquisition with our board of directors. However, it could have the effect of deterring or preventing an acquisition of our company, even if a majority of the our stockholders would be in favor of such acquisition, and could also have the effect of making it more difficult for a person or group to gain control of the Company or to change existing management.

Risks Relating to Government Regulation of Manufacture and Sale of Our Products

Our failure to comply with regulatory requirements or to receive regulatory clearance or approval for our products or operations could adversely affect our business.

Our products and operations are subject to rigorous regulation by the FDA, and numerous other federal, state and foreign governmental authorities. In the United States, the FDA regulates virtually all aspects of a medical device’s testing, manufacture, safety, labeling, storage, recordkeeping, reporting, marketing, promotion and distribution, as well as the export of medical devices manufactured in the United States to foreign markets. Our failure to comply with FDA regulations could lead to the imposition of administrative or judicial sanctions, including injunctions, suspensions or the loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

Our medical devices require clearance or approval by the FDA before they can be commercially distributed in the United States and may require similar approvals by foreign regulatory agencies before distribution in foreign jurisdictions. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time consuming. There can be no assurance that such approvals will be granted on a timely basis, if at all, or that significant delays in the introduction of any new products or product enhancements will not occur, which could adversely affect our competitive position and results of operations.

Modifications and enhancements to a medical device also require a new FDA clearance or approval if they could significantly affect its safety or effectiveness or would constitute a major change in its intended use, design or manufacture. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. We have made modifications and enhancements to our medical devices that we do not believe require a new clearance or application, but we cannot confirm that the FDA will agree with our decisions. If the FDA requires us to seek clearance or approval for modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position.

Even if regulatory approval or clearance of a medical device is granted, the FDA may impose limitations or restrictions on the uses and indications for which the device may be labeled and promoted, and failure to comply with FDA regulations prohibiting a manufacturer from promoting a device for an unapproved, or “off-label” use could result in enforcement action by the FDA, including, among other things, warning letters, fines, injunctions, consent decrees, and civil or criminal penalties.

Development and marketing of our products is subject to strict governmental regulation by foreign regulatory agencies, and failure to receive, or delay in receiving, foreign qualifications could have a material adverse affect on our business.

In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our devices and products in such countries are similar to those of the FDA. In many countries, the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. To date, we have not experienced difficulty in complying with these regulations. Due to the movement towards harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country by-country regulatory system to a European Union-wide single regulatory system. We cannot currently predict the timing of this harmonization. Our failure to receive, or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations.

Our products are subject to reporting requirements and recalls, even after receiving regulatory clearance or approval, which could harm our reputation, business and financial results.

After a device is placed on the market, numerous regulatory requirements apply, including the FDA’s Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and medical device reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of manufacturing or labeling errors or design defects. Any voluntary or government mandated recall may divert management attention and financial resources and harm our reputation with customers. Any recall involving one of our products could also harm the reputation of the product and the Company and would be particularly harmful to our business and financial results.

Changes in government regulation of the retail optical industry or in the selling and prescribing practices for contact lenses could have a material adverse impact on our business and financial results.

Our success depends to a significant extent upon the success of our customers who prescribe and fit contact lenses, including optometrists, ophthalmologists, and optical retail outlets, which are subject to a variety of federal, state and local laws, regulations and ordinances. These regulations relate to who is permitted to prescribe and fit contact lenses, the prescriber’s obligation to provide prescriptions to its patients, the length of time a prescription is valid, the ability or obligation of prescribers to prescribe lenses by brand rather than by generic equivalent or specification, and other matters. The state and local legal requirements vary widely among jurisdictions and are subject to frequent change.

In addition, numerous healthcare-related legislative proposals have been made in recent years in the Congress and in various state legislatures. For instance, the Fairness to Contact Lens Consumers Act, which was enacted on December 6, 2003, requires that contact lens prescribers provide patients with a copy of their contact lens prescriptions after a contact lens fitting and verify those prescriptions to any third party designated by a patient, such as an online seller. Further legislative or policy initiatives directed at prescribers and the retail optical industry could be introduced on either the federal or state level. The potential impact of these proposals with respect to the business of our customers is uncertain, and we cannot assure you that that the proposals, if adopted, would not have a material adverse impact on our revenues, business, financial condition and results of operations.

Adverse regulatory or other decisions affecting eyecare practitioners, or material changes in the selling and prescribing practices for contact lenses, could also have a material adverse affect on our business, operating results and financial condition. Finally, although cost controls or other requirements imposed by third party healthcare payors, such as insurers and health maintenance organizations, have not historically had a significant effect on contact lens prices or distribution practices, this could change in the future and could adversely affect our business, financial condition and results of operations.

Changes in government regulation of the healthcare industry could materially adversely affect our business.

In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that could effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens. There continue to be efforts at the federal level to introduce various insurance market reforms, expanded fraud and abuse and anti referral legislation and further reductions in Medicare and Medicaid coverage and reimbursement. A broad range of both similar and more comprehensive healthcare reform initiatives is likely to be considered at the state level. It is uncertain which, if any, of these or other proposals will be adopted. We cannot predict the effect such reforms or the prospect of their enactment may have on our business.

The costs of complying with the requirements of federal laws pertaining to the privacy and security of health information and the potential liability associated with failure to do so could materially adversely affect our business and results of operations.

Other federal legislation will affect the manner in which we use and disclose health information. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. The U.S. Department of Health and Human Services (HHS) has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits. The second rule released by HHS imposes new standards relating to the privacy of individually identifiable health information. These standards not only require compliance with rules governing the use and disclosure of protected health information, but they also require an entity subject to HIPAA to obtain satisfactory assurances that any of its business associates to whom such information is disclosed will safeguard the information. The third rule released by HHS establishes minimum standards for the security of electronic health information. While we do not believe we are directly regulated as a covered entity under HIPAA, many of our customers are covered entities subject to HIPAA. Such customers may require us to enter into business associates agreements, which obligate us to safeguard certain health information we obtain in the course of servicing the customers, restrict the manner in which we use and disclose such information and impose liability on us for failure to meet our contractual obligations. The costs of complying with these contractual obligations and potential liability associated with failure to do so could have a material adverse effect on our business and financial condition and results of operations.

Federal and state laws pertaining to healthcare fraud and abuse could materially adversely affect our business and results of operations.

We may be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. While we believe that our operations are in material compliance with such laws, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of its practices to be in compliance with these laws. Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation, administrative or judicial interpretation, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following are Cooper’s principal facilities as of October 31, 2005:

Location	Operations	Approx. Floor Area (Sq. Ft.)	Owned or Leased	Lease Expiration
United States
Lake Forest, CA	Executive and CVI Offices	8,100	Leased	April 2010
Pleasanton, CA	Executive Offices	22,200	Leased	Sept. 2010
Pleasanton, CA	Research & Development	25,600	Leased	Feb. 2011
South San Francisco, CA	Distribution	113,500	Leased	March 2007
Fairport, NY	CVI Administrative & Marketing	45,100	Leased	Aug. 2015
Scottsville, NY	CVI Manufacturing and Research & Development	49,500	Owned	N/A
Henrietta, NY	CVI Distribution & Warehouse	196,000	Leased	Feb. 2008
Norfolk, VA	CVI Manufacturing and Warehouse	39,000	Owned	N/A
Norfolk, VA	CVI Distribution	9,700	Leased	Sept. 2008
Trumbull, CT	CSI Manufacturing, Research & Development, Marketing, Distribution and Warehouse	133,800	Leased	Nov. 2011

Puerto Rico
Juana Diaz	CVI Manufacturing, Administrative and Warehouse	212,000	Leased	June 2020

United Kingdom - England
Hamble, Hampshire	CVI Manufacturing, Research & Development, Marketing and Administrative Offices	197,400	Owned	N/A
Chandlers Ford, Hampshire	CVI Administrative	66,000	Leased	Dec. 2010
Chandlers Ford, Hampshire	CVI Manufacturing	40,000	Leased	Nov. 2015
Fareham, Hampshire	CVI Manufacturing	33,300	Leased	Sept. 2023
Fareham, Hampshire	CVI Manufacturing and Administrative	30,100	Leased	Dec. 2017
Fareham, Hampshire	CVI Manufacturing and Warehouse	26,700	Leased	Mar. 2018

France
Ligny	CVI Manufacturing and Distribution	20,500	Leased	July 2010

Italy
Milan	CVI Warehouse and Administrative	29,100	Leased	Sept. 2008

Japan
Tokyo	CVI Administrative, Marketing and Distribution	12,700	Leased	March 2006

Australia
Adelaide, South Australia	CVI Manufacturing, Distribution and Administration	21,000	Leased	June 2008

Canada
Markham, ON	CVI Administration, Manufacturing, Distribution and Warehouse	23,000	Leased	Feb. 2006
St. Liboire, QC	CSI Manufacturing and Administrative	24,273	Owned	N/A

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal 2005, the Company did not submit any matters to a vote of the Company’s security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2005 and 2004:

Quarterly Common Stock Price Range

	2005		2004
Years Ended October 31,	High	Low	High	Low
Quarter Ended
January 31	$77.50	$66.43	$49.35	$41.50
April 30	$84.70	$64.59	$55.61	$46.23
July 31	$69.50	$58.12	$63.65	$52.58
October 31	$78.50	$66.37	$71.48	$56.56

At December 31, 2005, there were 779 common stockholders of record and 800 at December 31, 2004.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 each. In dollar terms, we paid cash for dividends of $2.3 million in 2005 and $1.9 million in 2004.

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In thousands, except per share amounts)	2005	2004	2003	2002	2001
Consolidated Operations
Net sales	$806,617	$490,176	$411,790	$315,306	$234,572

Gross profit	$496,832	$315,830	$265,202	$199,493	$153,368

Income before income taxes	$108,457	$112,489	$90,487	$65,169	$52,128
Provision for income taxes	16,735	19,664	21,717	16,294	14,992

Net income	91,722	92,825	68,770	48,875	37,136
Add interest charge applicable to convertible debt, net of tax	2,096	2,095	726	—	—

Income for calculating diluted earnings per share	$93,818	$94,920	$69,496	$48,875	$37,136

Diluted earnings per share	$2.04	$2.59	$2.09	$1.57	$1.22

Diluted shares excluding shares applicable to convertible debt	43,393	34,023	32,274	31,189	30,491
Shares applicable to convertible debt	2,590	2,590	971	—	—

Average number of shares used to compute diluted earnings per share	45,983	36,613	33,245	31,189	30,491

Consolidated Financial Position
Current assets	$443,714	$304,498	$264,224	$198,910	$155,205
Property, plant and equipment, net	379,785	151,065	116,277	87,944	61,028
Goodwill	1,169,049	310,600	282,634	238,966	131,732
Other intangible assets, net	151,413	31,768	15,888	14,651	13,890
Other assets	35,869	13,630	26,541	30,644	34,994

	$2,179,830	$811,561	$705,564	$571,115	$396,849

Short-term debt	$72,260	$20,871	$20,658	$36,333	$8,249
Other current liabilities	185,362	90,718	94,765	90,348	59,724
Long-term debt	632,652	144,865	165,203	127,318	60,553
Other liabilities	16,331	10,946	2,891	5,674	12,039

Total liabilities	906,605	267,400	283,517	259,673	140,565
Stockholders’ equity	1,273,225	544,161	422,047	311,442	256,284

	$2,179,830	$811,561	$705,564	$571,115	$396,849

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to the “Notes to Consolidated Financial Statements” beginning on page 57 of this Form 10-K.

RESULTS OF OPERATIONS

We discuss below the results of our operations for fiscal 2005 compared with fiscal 2004 and the results of our operations for fiscal 2004 compared with fiscal 2003. Certain prior period amounts have been reclassified to conform to the current period’s presentation. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” The Company’s growth in fiscal 2005 is primarily due to the inclusion of Ocular’s business, which the Company acquired on January 6, 2005.

2005 Compared with 2004

Highlights: Fiscal Year 2005 vs. Fiscal Year 2004

•	Net sales up 65% to $806.6 million.

•	Gross profit up 57%; gross margin decreased to 62% of net sales including integration and restructuring items.

•	Operating income up 16% to $135.8 million. Operating margin at 17% of net sales including integration and restructuring items.

•	Results include the $16.8 million impact related to the step up of Ocular inventory to reflect purchased manufacturing profit sold post acquisition, $20 million write-off of acquired in-process research and development, $12.9 of restructuring and integration costs and the $1.6 million write-off of the debt issuance costs of our previous credit agreement.

•	Effective tax rate (provision for income taxes divided by income before income taxes) down to 15.4% from 17.5%.

•	Diluted earnings per share down 21% to $2.04 from $2.59, including nonrecurring items, with a 26% increase in the number of dilutive shares.

Selected Statistical Information – Percentage of Net Sales and Growth

Years Ended October 31,	2005	% Growth	2004	% Growth	2003
Net sales	100%	65%	100%	19%	100%
Cost of sales	38%	77%	36%	19%	36%

Gross profit	62%	58%	64%	19%	64%
Selling, general and administrative	37%	55%	39%	17%	40%
Research and development	5%	560%	1%	17%	1%
Restructuring	1%	—	—	—	—
Amortization	2%	470%	—	34%	—

Operating income	17%	17%	24%	23%	23%

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Net Sales

Cooper’s two business units, CooperVision (CVI) and CooperSurgical (CSI) generate all its sales.

•	CVI develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision care market.

•	CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew by 65% in 2005 and 19% in 2004. CVI has consistently achieved double-digit net sales growth over the three-year period driven by organic growth as well as acquisitions. CSI achieved 7% net sales growth in 2005, primarily driven by organic growth, and double-digit growth in the prior two periods driven by acquisition and organic growth.

Net Sales Growth

($ in millions)	2005 vs. 2004		2004 vs. 2003
Business unit
CVI	$309.3	80%	$59.1	18%
CSI	$7.2	7%	$19.3	23%

CVI Net Sales by Market

($ in millions)	2005	2004	Growth
Americas	$343.0	$217.6	58%
Europe	250.1	149.5	67%
Asia-Pacific	104.9	21.6	386%

	$698.0	$388.7	80%

CVI’s worldwide net sales grew 80%, 77% in constant currency. Americas sales grew 58%, 56% in constant currency. European sales grew 67%, 63% in constant currency. Sales to the Asia-Pacific region grew 386%, 379% in constant currency. The inclusion of Ocular net sales, since the acquisition date of January 6, 2005, is the primary reason for CVI’s growth in fiscal 2005.

CSI Net Sales

Women’s healthcare products used primarily in obstetricians’ and gynecologists’ practices generate about 90% of CSI’s revenue. The balance are sales of medical devices outside of women’s healthcare where CSI does not actively market. In 2005, CSI’s sales increased 7% to $108.7 million, $7.2 million above 2004. CSI’s core revenue grew 10%. While unit growth and product mix influenced organic revenue growth, average realized prices by product did not materially influence such growth.

Results of operations of acquired companies are included in our consolidated results beginning on the acquisition date. Acquisitions completed in fiscal 2004 are discussed under “2004 Compared with 2003” in the “CSI Net Sales” section.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CVI Net Sales

Practitioner and patient preferences in the worldwide contact lens market continue to change. The major shifts are from:

•	Conventional lenses replaced annually to disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months.

•	Commodity lenses to specialty lenses including toric lenses, cosmetic lenses, multifocal lenses, continuous wear lenses and lenses to alleviate dry eye symptoms.

•	Commodity spherical lenses to value-added spherical lenses such as lenses with aspherical optical properties or higher oxygen permeable lenses such as silicone hydrogels.

Some of these shifts favor CVI’s line of specialty products, which now comprise 50% of CVI’s worldwide business.

Definitions: Contact lens revenue includes sales of conventional, disposable and single-use spherical lenses, some of which are aspherically designed, and specialty lenses - toric lenses, cosmetic lenses, long-term extended wear lenses and multifocal lenses. Core product revenue includes specialty lenses and single-use spherical lenses.

•	Aspheric lenses correct for near- and farsightedness and have additional optical properties that help improve visual acuity in low light conditions and can correct low levels of astigmatism and low levels of presbyopia, an age-related vision defect.

•	Toric lens designs correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

•	Multifocal lens designs correct presbyopia.

•	Proclear® lenses help enhance tissue/device compatibility and offer improved lens comfort.

Sales growth includes continued global market gains during the year, including increases in disposable spherical sales up 121%, disposable toric sales up 62%, disposable multifocal sales up 142% and total toric sales up 51%. CVI’s core product lines grew 76% with specialty lens growth of 46% during the year. Sales increases also resulted from the global rollout of Proclear® toric that increased 62% to $25.4 million and the launch of Proclear® multifocal lenses with 2005 sales of $10.6 million. Single-use lens revenue was $72.4 million during the year. Sales growth was driven primarily through increases in the volume of lenses sold, as the market continues to move to more frequent replacement, including within rapidly growing specialty lenses and daily disposable spheres. While unit growth and product mix influenced sales growth, average realized prices by product did not materially influence sales growth.

CVI results include Ocular beginning on January 6, 2005, when Cooper acquired Ocular. To present CVI’s organic growth, we have adjusted reported sales in this discussion for Ocular’s unaudited net sales when Cooper did not own Ocular of $269.3 million for January 6, 2004 through October 31, 2004 with CVI’s reported net sales of $388.7 million for Cooper’s fiscal 2004. Organic net sales grew 6%, 4% in constant currency. Americas sales grew 1%, European sales grew 8%, 5% in constant currency,

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

and Asia-pacific sales grew 22%, 20% in constant currency. CVI’s core product lines grew 20% with specialty lens growth of 17% and single-use lens growth of 38%. Disposable lens sales growth included spherical lens sales up 5%, disposable toric sales up 26% and disposable multifocal lens sales up 59%.

CVI New Products and Markets

During 2005, CVI lost, on an organic basis, market share in the two-week spherical lens market in the United States. New product introductions during 2006 are aimed at growing our revenue and stabilizing our market share.

•	In January 2006, CVI introduced Biomedics XC™, a two-week aspheric lens featuring Proclear® technology. CVI positioned this product against first generation silicone hydrogel spheres as a product with superior overall patient comfort in daily wear. It will be available as a house brand for customers in the optical chain market, who have been unable to offer a CVI two-week sphere until now, and enable practitioners to offer a new two-week contact lens that is different from silicone hydrogel products.

•	In addition, CVI recently launched a second generation monthly silicone hydrogel spherical lens in Europe and plans to introduce it in the United States in the second half of calendar 2006.

•	An improved Biomedics® single-use spherical lens is scheduled for launch worldwide during the first half of calendar 2006.

•	In the toric market, CVI plans to introduce a single-use toric lens in Japan, where more than 60% of the total market is single-use products, in calendar 2006. In the same time frame, CVI plans to introduce a second base curve of Proclear® toric in the United States, effectively doubling the number of Proclear® parameters available for astigmatic patients.

•	A new two-week multifocal lens, Biomedics® Multifocal EP, specifically designed for the emerging presbyopic patient, is scheduled for introduction in calendar 2006. We anticipate that this product will also be particularly attractive to optical chains.

•	Proclear® disposable toric multifocal, Proclear® single-use sphere with PC technology, and Proclear® disposable toric XR are scheduled to be introduced in the second half of calendar 2006.

Outlook

We believe that CVI will continue to compete successfully in the worldwide contact lens market with its disposable spherical and specialty contact lenses. In the U.S., market demographics are favorable, as the teenage population, the age when most contact lens wear begins, is projected to grow considerably over the next two decades. The reported incidence of myopia continues to increase worldwide. CVI expects greater market penetration in Europe and Asia as practitioners increasingly prescribe more specialty lenses.

The acquisition of Ocular has produced a number of benefits to the Company including new technologies, particularly patented silicone hydrogel and single-use lens technologies, new geographic markets, particularly Japan and Germany, and higher volume manufacturing processes, particularly the Gen II platform. CVI will continue to invest in Gen II, which it expects will generate significant gross

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

margin improvement as it continues to implement and convert products to this manufacturing platform through the end of 2007. Single-use lenses continue to produce double-digit sales growth in all major markets. CVI now has a strengthening presence in Japan.

We anticipate that CSI will continue to consolidate the women’s healthcare market. Favorable demographic trends also support CSI’s business. The women of the “baby-boomer” generation are now reaching the age when gynecological procedures are performed most frequently, and CSI has, through both acquisition and internal development, built an extensive product line to diagnose and treat these patients.

In November 2005, CSI acquired NeoSurg Technologies, Inc., a manufacturer of a patented combination reusable and disposable trocar access system used in laparoscopic surgery, and Inlet Medical, Inc., a manufacturer of trocar closure systems and pelvic floor reconstruction procedure kits. These purchases advance CSI’s expansion within the rapidly developing hospital segment of women’s healthcare. Cooper paid about $50 million for the two companies. CSI plans to develop a separate surgical sales force beginning in 2006 and expects additional selling and interest costs attributed to these transactions.

2004 Compared with 2003

Highlights: Fiscal Year 2004 vs. Fiscal Year 2003

•	Net sales up 19% to $490.2 million.

•	Gross profit up 19%; gross margin, 64% of net sales.

•	Operating income up 23% to $116.8 million. Operating margin at 24% of net sales up by 1 percentage point.

•	Effective tax rate down to 17.5% from 24%.

•	Diluted earnings per share up 24% to $2.59 from $2.09.

CVI Net Sales

CVI’s 2004 revenue growth included continued global market share gains during the year with disposable toric revenue up 45%, total toric product revenue up 22% and disposable sphere revenue up 20%. CVI’s line of specialty lenses grew 23% during the year. Sales growth was driven primarily through increases in the volume of lenses sold as the market continued to move to more frequent replacement including within rapidly growing specialty lenses. Sales increases also resulted from the global rollout of Proclear® toric and multifocal lenses which, respectively, increased 96% and 94% to $15.7 million and $11.4 million in the twelve-month period. Since the acquisition of Biocompatibles in fiscal 2002, CVI has actively marketed Proclear® lenses. In many cases, practitioners now recommend Proclear® lenses rather than older CVI products. While unit growth and product mix influenced revenue growth, average realized prices by product did not materially influence revenue growth.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CVI Net Sales

($ in millions)	2004		2003		Growth
Reported:
U.S.	$184.7	48%	$164.8	50%	12%
International	204.0	52%	164.8	50%	24%

Total reported	$388.7	100%	$329.6	100%	18%

International sales grew 24% (12% in constant currency) to $204 million in 2004, led by sales of two-week and monthly sphere products, which grew $23.3 million, or 27%. Also, sales of two-week and monthly toric products grew 62%, or $20.9 million. International sales growth in 2004 was partially offset by declines in conventional spheres and torics of 17% and 16%, respectively.

2004 sales in the United States grew 12% in fiscal 2004, primarily due to sales of two-week and monthly toric products, which grew 32% to $56.3 million. Also, sales of the Biocompatibles product lines, especially the sales of Proclear® specialty lenses, enhanced revenue growth.

CVI New Products and Markets

During 2004, CVI expanded its product offerings:

•	Two-week disposable toric lens to correct astigmatism introduced in Japan; and

•	Proclear® disposable multifocal, a disposable product for wearers with both presbyopia, the blurring of vision that occurs with aging, and the symptoms of dry eye syndrome, introduced in European markets.

CSI Net Sales

Women’s healthcare products used primarily in obstetricians’ and gynecologists’ practices generated about 90% of CSI’s revenue. The balance were sales of medical devices outside of women’s healthcare where CSI does not actively market. In 2004, CSI’s sales increased 23% to $101.5 million, $19.3 million above 2003, primarily due to recent acquisitions. Organic growth of existing products was about 4%. While unit growth and product mix influenced organic revenue growth, average realized prices by product did not materially influence such growth.

2004 CSI Acquisitions (See Note 2. Acquisitions)

•	In November 2003, CSI purchased from privately-held SURx, Inc., the assets and associated worldwide license rights for the Laparoscopic (LP) and Transvaginal (TV) product lines of its Radio Frequency (RF) Bladder Neck Suspension technology, which uses radio frequency based thermal energy instead of implants to restore continence.

•

In February 2004, Cooper acquired Milex Products, Inc. (Milex), a manufacturer and marketer of obstetric and gynecologic products and customized print services. Milex is a leading supplier of pessaries – products used to medically manage female urinary incontinence and pelvic support conditions – and also supplies cancer screening products, including endometrial and endocervical

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

sampling devices and a breast biopsy needle for fine needle aspiration. Milex also publishes patient education materials that discuss prenatal and pregnancy issues, breast health, menopause and osteoporosis.

2005 Compared to 2004 and 2004 Compared to 2003

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2005	2004	2003
CVI	62%	67%	67%
CSI	57%	55%	54%
Consolidated	62%	64%	64%

CVI’s gross margin for fiscal 2005, at 62%, was lower than 2004 and 2003. The decrease was primarily due to the $16.8 million impact related to the inventory step up adjustment recorded at the acquisition of Ocular and recognized in cost of sales and $5.4 million of restructuring expenses during the year. In addition, we have lower gross margin on single-use lenses that now account for about 10% of CVI’s net sales. About 46% of lens units are manufactured in the United Kingdom. The favorable impact of currency on revenue is offset by the unfavorable impact on manufacturing costs.

CSI’s gross margin improved to 57% in 2005 from 55% in 2004 as we completed the integration of acquisitions including Milex and shutdown and integrated our Sweden manufacturing facility into the United States.

Selling, General and Administrative Expense (SGA)

(In millions)	2005	2004	2003
CVI	$243.0	$147.9	$127.4
CSI	37.9	31.9	23.7
Headquarters	17.1	10.7	11.8

	$298.0	$190.5	$162.9

Consolidated SGA increased by 56% in 2005 and 17% in 2004, in support of the increase in sales. Acquisitions, primarily Ocular, contributed largely to the increase in SGA in 2005. As a percentage of net sales, consolidated SGA decreased to 37% in fiscal 2005 from 39% in 2004 and 40% in 2003. About $4 million of such decrease was due to the relative weakness of the U.S. dollar against foreign currencies on about $133.8 million of SGA outside the U.S.

CVI’s SGA increased 64% in 2005, primarily due to the acquisition of Ocular, and 16% in 2004. SGA as a percentage of net sales decreased to 35% in 2005 from 38% in 2004 on reductions of selling, marketing and distribution costs.

CSI’s 2005 SGA increased 19% over 2004, which supported the 7% increase in sales. Selling and marketing costs increased to support CSI’s initiative to increase organic growth by continuing the 2004 initiative to expand its direct sales force. In 2004, SGA increased 35% over 2003, which supported CSI’s initiative to increase organic growth.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Corporate headquarters’ SGA, which increased 59% to $17.1 million in 2005, decreased to 2.1% of consolidated net sales from 2.2% in 2004 and 2.9% in 2003. These expenses included added costs due to the Ocular acquisition, continued expenses for projects and staff to maintain the Company’s global trading arrangement and costs to comply with corporate governance requirements. Headquarters’ 2004 expenses decreased 9% to $10.7 million over 2003 as expenses to maintain our global trading arrangement declined.

Research and Development Expense

Research and development expense, exclusive of $20 million of acquired in-process research and development related to the acquisition of Ocular, was 3% of net sales in fiscal 2005 and 1% of net sales in fiscal 2004 and 2003: $22.9 million in 2005, $6.5 million in 2004 and $5.6 million in 2003.

CVI research and development expenditures, exclusive of $20 million of acquired in-process research and development related to the acquisition of Ocular, were $19.8 million, up 401% over 2004. CVI’s research and development activities include programs to develop two-week disposable and continuous wear silicone hydrogel lenses, a disposable multifocal toric and a two-week disposable lens incorporating the Proclear® technology. CSI’s research and development expenditures of $3.1 million, up 22%, were for upgrading and redesign of many CSI products in osteoporosis, in-vitro fertilization, incontinence, assisted reproductive technology and other obstetrical and gynecological product development activities.

Restructuring

Restructuring expenses of $8.5 million in 2005 included $6.1 million of non-acquisition expenses resulting from changes made as a result of the integration of Ocular with CVI and $2.4 million related to integration activities of CSI.

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

We estimate that the total restructuring costs under this integration plan will be approximately $25 –$30 million and will be reported as charges to cost of sales or restructuring costs in the Consolidated Statement of Income. See Note 2. Acquisitions.

Amortization of Intangibles

Amortization of intangibles was $11.7 million in 2005, $2.1 million in 2004 and $1.5 million in 2003. Amortization expense increased in fiscal 2005 primarily due to acquired intangible assets. In the fiscal fourth quarter of 2005, Cooper finalized the allocation of the purchase price of Ocular. Cooper adjusted its original allocation estimates by allocating an additional $100 million to other intangible assets from goodwill and recognizing $4 million, net of tax, of additional amortization for the fiscal year. We have restated our quarterly financial data as if the final purchase price allocation was made at the acquisition date of January 6, 2005. See Note 14. Selected Quarterly Financial Data (Unaudited).

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Operating Income

Operating income grew $40.6 million or 43% between 2003 and 2005:

Years Ended October 31, ($ in millions)	2005	2004	2003
CVI	$135.5	$106.6	$88.8
CSI	17.4	20.9	18.2
Headquarters	(17.1)	(10.7)	(11.8)

	$135.8	$116.8	$95.2

Percent growth	17%	23%	42%

Other Income, Net

Years Ended October 31, (In thousands)	2005	2004	2003
Interest income	$1,002	$351	$246
Gain on sale of Quidel stock	120	1,443	621
Foreign exchange (loss)/gain	(376)	69	1,815
Write-off of debt issuance cost	(1,602)	—	—
Gain on derivative instruments	1,945	—	—
Other (expense)/income	(343)	(121)	(473)

	$746	$1,742	$2,209

In fiscal 2005, we sold the remaining 292,000 shares of Quidel stock realizing a gain of about $120,000 and wrote off the debt issuance costs of our previous credit agreement of $1.6 million. The realized gain on derivative instruments of $1.9 million relates to effective hedges in the form of interest rate swaps that did not qualify for hedge accounting treatment, which were terminated and replaced with interest rate swaps that did qualify for hedge accounting treatment. We expect the new swaps to qualify for hedge accounting through their maturities. See Note 7. Financial Instruments.

In 2005, we recognized a net loss of about $376,000, primarily related to the British Pound weakening against the U.S. Dollar. In 2004, the British Pound strengthened against the U.S. Dollar, resulting in a net gain of about $69,000. In 2003, the British Pound strengthened against the U.S. Dollar, resulting in a net gain of about $1.8 million. When we acquired Biocompatibles, we inherited intercompany accounts in various currencies, primarily British Pounds.

Interest Expense

Interest expense increased 373% to $28.1 million in 2005 from $6 million in 2004 and $7 million in 2003. On January 6, 2005, we replaced our $225 million credit facility with a $750 million credit agreement primarily to fund the acquisition of Ocular. Due to the acquisition, we had $557.2 million in loans on our credit facility at October 31, 2005, compared to $49.9 million outstanding on October 31, 2004.

On December 12, 2005, we amended and restated our $750 million syndicated credit facility. The amendment and restatement extended maturities and provided the Company with additional borrowing

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

flexibility and lower overall pricing. The amendment refinanced the $465 million outstanding of Term A and Term B loans under the prior facility and is comprised of a revolving credit facility, which was increased from $275 million to $500 million, and a $250 million term loan. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $250 million. KeyBank led the amendment process, which resulted in substantially all original syndicate banks retaining or increasing their participation in the agreement. The amendment significantly reduces principal payment requirements in 2006 through 2009. We expect to write off about $4 million of debt issuance costs as a result of amending the original facility. See Note 13. Subsequent Events.

Provision for Income Taxes

Our effective tax rate (ETR) for fiscal 2005 was 15.4% down from fiscal 2004’s ETR of 17.5% and fiscal 2003’s ETR of 24%. The reduction of our ETR resulted from a greater percentage of our income being taxed at rates substantially lower than the U.S. statutory rate.

We implemented a global trading arrangement in fiscal 1999 to minimize both the taxes reported in our statement of income and the actual taxes we will have to pay when we use all the benefits of our net operating losses (NOL). The global trading arrangement consisted of a restructuring of legal ownership for the CVI foreign sales and manufacturing subsidiaries.

CAPITAL RESOURCES AND LIQUIDITY

Year 2005 Highlights

•	Operating cash flow up 82% to $183.8 million vs. $101.2 million in 2004.

•	Acquired Ocular Sciences, Inc. and paid other acquisition costs totaling $627.0 million.

•	Expenditures for purchases of property, plant and equipment $117.1 million vs. $40.5 million in 2004.

Comparative Statistics

Years Ended October 31, ($ in millions)	2005	2004
Cash and cash equivalents	$30.8	$39.4
Total assets	$2,179.8	$811.6
Working capital	$186.1	$192.9
Total debt	$704.9	$165.7
Stockholders’ equity	$1,273.2	$544.2
Ratio of debt to equity	0.55:1	0.30:1
Debt as a percentage of total capitalization	36%	23%

Operating Cash Flows

Cash flow provided from operating activities continued as Cooper’s major source of liquidity, totaling $183.8 million in fiscal 2005 and $101.2 million in 2004.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Working capital decreased $6.8 million in fiscal 2005 due to decreases of $8.5 million in cash and $1.8 million in marketable securities, from sales of securities, and increases of $94.6 million in current accrued liabilities and accounts payable and $51.4 million of short-term debt. These changes were partially offset by increases of $78.1 million in inventory, $53.3 million in receivables and $18.2 million in current deferred tax assets and other. The decrease in working capital is primarily due to the acquisition of Ocular; however, smaller acquisitions and the effect of foreign exchange also contributed to the decrease.

At the end of fiscal 2005, Cooper’s inventory months on hand was 6.7 as compared to 6.9 at fiscal year end 2004. Cooper continued to improve its receivable collections with days of sales outstanding (DSO’s) at the end of the current year declining to 62 days from 65 days at October 31, 2004. Looking forward, we expect DSO’s in the mid to upper 60’s given our expectations for continued strong growth outside the United States where DSO’s are higher. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flows

The cash outflow of $742.3 million for investing activities in 2005 was driven by payments of $627.0 million for acquisitions, primarily the purchase of Ocular, and capital expenditures of $117.1 million used primarily to expand manufacturing capacity and to continue the rollout of new information systems. The cash outflow was partially offset by $1.8 million of cash received from the sale of marketable securities.

Financing Cash Flows

The cash inflow of $551.8 million from financing activities in 2005 was driven by proceeds from debt of $816.4. million and $25.2 million from the exercise of stock options, partially offset by repayment of debt of $279.8 million, payment of debt acquisition costs of $7.7 million and dividends on our common stock of $2.3 million paid in the first and third quarters of 2005.

OFF BALANCE SHEET ARRANGEMENTS

None.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2005, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	2006	2007 & 2008	2009 & 2010	2011 & Beyond
Contractual obligations:
Long-term debt	$38.2	$105.3	$266.4	$261.0
Interest payments on long-term debt	33.2	58.9	38.9	43.4
Operating leases	18.2	28.5	19.9	39.7

Total contractual obligations	89.6	192.7	325.2	344.1

Commercial commitments:
Stand-by letters of credit	3.8	—	—	—

Total	$93.4	$192.7	$325.2	$344.1

The expected future benefit payments for pension plans through 2015 are disclosed in Note 10. Employee Benefits. On December 12, 2005, Cooper amended and restated its existing $750 million syndicated bank credit facility. See Note 13. Subsequent Events.

Risk Management

Most of our operations outside of the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange principally on balances denominated in other than the locations’ functional currency. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on each of our revolving credit agreement and term loan debt varies with the London Interbank Offered Rate. We have decreased this interest rate risk by hedging $500 million of variable rate debt effectively converting it to fixed rate debt for periods of three months to 2 1/4 years and issuing fixed rate debt in the form of 2.625% convertible debentures. See Note 1. Summary of Significant Accounting Policies.

Outlook

We believe that cash and cash equivalents on hand of $30.8 million plus cash generated by operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. At October 31, 2005, we had $179.3 million available under the $750 million syndicated bank credit facility. See Note 13. Subsequent Events, for the effect of our December 12, 2005, refinancing of the credit facility.

Inflation and Changing Prices

Inflation had no appreciable effect on our operations in the last three years.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and superseded Accounting

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their grant date fair values. Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. SFAS 123R was originally effective for all interim or annual periods beginning after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the “SEC”) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretations of SFAS 123R and the valuation of share-based payments for public companies.

Cooper will adopt SFAS 123R in the first quarter of fiscal 2006 using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption. Cooper will apply both the Black-Scholes and binomial valuation models to estimate the fair value of share-based payments to employees, which will then be amortized on a ratable basis over the requisite service period.

Cooper is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on November 1, 2005 will have a material impact on Cooper’s consolidated results of operations and earnings per share beginning in the first quarter of fiscal 2006. Cooper’s assessment of the estimated compensation charges is affected by Cooper’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact resulting in uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS 123 pro forma expense. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

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

•

Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured. For contact lenses as well as CSI medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business, since a high percentage of our revenue is from direct sales to doctors.

•	Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the fact that patients require satisfaction of healthcare needs in both strong and weak economies.

•	Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand to maintain high customer service levels in spite of the complexity of our specialty lens product portfolio.

•	Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” We no longer amortize goodwill. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our fiscal third quarter 2005, and our analysis indicated that we had no goodwill impairment.

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

Our reporting units are the same as our business segments – CooperVision and CooperSurgical – reflecting the way that we manage our business. Our most recent estimate of fair value, at the time of our May 1, 2005 review and using several valuation techniques including assessing industry multiples, for CVI ranged from $1.9 billion to $3.6 billion compared to a carrying value of $1.7 billion and for CSI ranged from $260 million to $436 million compared to a carrying value of $174 million.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Note numbers refer to the “Notes to Consolidated Financial Statements” beginning on page 57 of this Form 10-K.

The Company is exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. The Company’s policy is to minimize, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into interest rate swaps and foreign currency forward exchange contracts, respectively. The Company does not enter into derivative financial instrument transactions for speculative purposes. Additional information for this item is incorporated by reference to “Derivatives” in Note 1. Summary of Significant Accounting Policies and in Note 7. Financial Instruments.

Long-term Debt

Total debt increased to $704.9 million at October 31, 2005, from $165.7 million at October 31, 2004, primarily due to the financing required for the acquisition of Ocular. Long-term debt includes $115 million of convertible senior debentures (see “Convertible Senior Debentures” in Note 6. Debt) issued in fiscal year 2003, and the proceeds were used to reduce amounts drawn under our revolving credit facility and for additional funding requirements.

October 31, (In millions)	2005	2004
Short-term debt	$72.3	$20.9
Long-term debt	632.6	144.8

Total	$704.9	$165.7

As of October 31, 2005, the scheduled maturities of the Company’s fixed and variable rate long-term debt obligations (excluding capitalized leases), their weighted average interest rates and their estimated fair values were as follows:

Expected Maturity Date Fiscal Year ($ in millions)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	$—	$—	$—	$—	$112.5	$112.5	$185.4
Average interest rate						2.6%
Variable interest rate	$72.2	$50.5	$54.7	$67.4	$199.0	$148.5	$592.3	$592.3
Average interest rate	5.6%	5.6%	5.6%	5.6%	5.7%	5.7%

As the table incorporates only those exposures that existed as of October 31, 2005, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. We currently are entered into interest rate swaps designed to fix the borrowing costs related to $500 million of the Company’s floating rate syndicated bank credit facility. If interest rates were to increase or decrease by 1% or 100 basis points, interest expense on our variable rate debt would increase or decrease by approximately $920,000 annually.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Cooper Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and comprehensive income for each of the years in the three-year period ended October 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Cooper Companies, Inc.’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 17, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

San Francisco, California

January 17, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Cooper Companies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that The Cooper Companies, Inc. did not maintain effective internal control over financial reporting as of October 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of The Cooper Companies, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified a material weakness in the Company’s internal control over financial reporting as of October 31, 2005, related to the Company’s accounting for acquisitions. Specifically, the Company did not have sufficient personnel with adequate knowledge regarding accounting for acquisitions in accordance with generally accepted accounting principles. In addition, the Company did not have policies and procedures regarding a periodic review of existing accrued liabilities related to business combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of October 31, 2005 and 2004, and the related consolidated statements of income, cash flows and comprehensive income of The Cooper Companies, Inc. and subsidiaries. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated January 17, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that The Cooper Companies, Inc. did not maintain effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Company has not maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain divisions of Ocular Sciences Inc. from its assessment of the Company’s internal control over financial reporting as of October 31, 2005 because the business was acquired by the Company in a purchase business combination during 2005. Subsequent to the acquisition, certain divisions of the acquired business were integrated into the Company’s existing systems and internal control over financial reporting. We have excluded certain divisions of Ocular Sciences Inc. from our audit of the Company’s internal control over financial reporting. The divisions of Ocular Sciences Inc. not integrated into the Company’s existing internal control over financial reporting and excluded from our audit represent approximately 11% of consolidated assets, 4% of consolidated liabilities and 26% of consolidated revenues as of and for the year ended October 31, 2005.

KPMG LLP

San Francisco, California

January 17, 2006

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In thousands, except per share amounts)	2005	2004	2003
Net sales	$806,617	$490,176	$411,790
Cost of sales	309,785	174,346	146,588

Gross profit	496,832	315,830	265,202
Selling, general and administrative expense	297,953	190,534	162,852
Research and development expense	42,879	6,493	5,573
Restructuring costs	8,462	—	—
Amortization of intangibles	11,704	2,052	1,535

Operating income	135,834	116,751	95,242
Interest expense	28,123	6,004	6,964
Other income, net	746	1,742	2,209

Income before income taxes	108,457	112,489	90,487
Provision for income taxes	16,735	19,664	21,717

Net income	$91,722	$92,825	$68,770

Basic earnings per share	$2.18	$2.85	$2.20

Diluted earnings per share	$2.04	$2.59	$2.09

Number of shares used to compute earning per share:
Basic	42,021	32,534	31,226

Diluted	45,983	36,613	33,245

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, (In thousands)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$30,826	$39,368
Trade accounts receivable, net of allowance for doubtful accounts $7,232 in 2005 and $4,486 in 2004	152,610	99,269
Inventories	185,693	107,607
Deferred tax assets	23,449	20,296
Marketable securities	—	1,829
Prepaid expenses and other current assets	51,136	36,129

Total current assets	443,714	304,498

Property, plant and equipment, at cost	477,244	221,373
Less accumulated depreciation and amortization	97,459	70,308

	379,785	151,065

Goodwill	1,169,049	310,600
Other intangibles, net	151,413	31,768
Deferred tax assets	19,716	10,315
Other assets	16,153	3,315

	$2,179,830	$811,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$72,260	$20,871
Accounts payable	36,042	21,684
Employee compensation and benefits	30,896	17,456
Accrued acquisition costs	41,110	11,843
Accrued income taxes	26,454	15,171
Other accrued liabilities	50,860	24,564

Total current liabilities	257,622	111,589

Long-term debt	632,652	144,865
Deferred tax liability	9,118	6,026
Accrued pension liability and other	7,213	4,920

Total liabilities	906,605	267,400

Commitments and Contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 44,896 and 33,336 at October 31, 2005 and 2004, respectively	4,490	3,334
Additional paid-in capital	977,317	327,811
Accumulated other comprehensive income	14,114	26,971
Retained earnings	284,437	195,021
Treasury stock at cost: 465 and 585 shares at October 31, 2005 and 2004, respectively	(7,133)	(8,976)

Stockholders’ equity	1,273,225	544,161

	$2,179,830	$811,561

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended October 31, (In thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$91,722	$92,825	$68,770
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,670	12,182	7,268
Depreciation expense	36,934	13,599	10,990
Provision for doubtful accounts	1,922	2,218	1,598
Amortization expense	11,704	2,052	1,535
In-process research and development expense	20,000	—	—
Impairment of property, plant and equipment	3,245	666	—
Change in operating assets and liabilities excluding effects from acquisitions:
Receivables	(2,882)	(15,438)	(12,266)
Inventories	(13,596)	(15,126)	(12,860)
Other assets	(1,661)	4,825	599
Accounts payable	10,554	5,383	467
Accrued liabilities	6,990	(5,966)	8,857
Income taxes payable	13,838	(1,951)	6,510
Other long-term liabilities	2,403	5,929	(1,912)

Cash provided by operating activities	183,843	101,198	79,556

Cash flows from investing activities:
Acquisitions of assets and businesses	(627,006)	(63,942)	(75,158)
Purchases of property, plant and equipment	(117,093)	(40,505)	(33,872)
Sale of marketable securities and other	1,779	3,810	1,602

Cash used by investing activities	(742,320)	(100,637)	(107,428)

Cash flows from financing activities:
Proceeds from long-term line of credit	785,000	29,000	136,700
Repayment of long-term line of credit	(277,625)	(47,750)	(200,643)
Acquisition costs of long-term line of credit	(7,697)	—	—
Proceeds from debenture offering	—	—	112,181
Issuance costs of debenture offering	—	—	(1,162)
Principal payments on long-term obligations	(2,173)	(2,277)	(1,987)
Net borrowings (repayments) under short-term agreements	31,427	531	(2,519)
Exercise of stock options	25,163	13,766	23,986
Dividends on common stock	(2,306)	(1,943)	(1,952)

Cash provided by (used by) financing activities	551,789	(8,673)	64,604

Effect of exchange rate changes on cash and cash equivalents	(1,854)	47	446
Net (decrease) increase in cash and cash equivalents	(8,542)	(8,065)	37,178
Cash and cash equivalents at beginning of year	39,368	47,433	10,255

Cash and cash equivalents at end of year	$30,826	$39,368	$47,433

Supplemental disclosures of cash flow information:
Cash paid for:
Interest (net of amounts capitalized)	$26,551	$5,429	$5,797

Income taxes	$2,790	$3,505	$7,288

Year Ended October 31, 2005 (In thousands)
Supplemental disclosure of non-cash investing and financing activities:
Ocular Sciences, Inc. acquisition (see Note 2. Acquisitions):
Fair value of assets acquired	$1,367,604
Less:
Cash paid	(605,250)
Company stock issued	(622,912)

Liabilities assumed and acquisition costs accrued	$139,442

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended October 31, (In thousands)	2005	2004	2003
Net income	$91,722	$92,825	$68,770
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,427)	15,324	16,504
Change in value of derivative instruments, net of tax	3,616	43	96
Additional minimum pension liability, net of tax	(56)	(1,113)	(950)
Unrealized gain (loss) on marketable securities:
Gain (loss) arising during period	81	(543)	3,244
Reclassification adjustment*	(71)	(866)	(372)

Unrealized gain (loss) on marketable securities	10	(1,409)	2,872

Other comprehensive (loss) income, net of tax	(12,857)	12,845	18,522

Comprehensive income	$78,865	$105,670	$87,292

*	To address realization of gain on sales of marketable securities. Realized gains appear in net income. Unrealized gains and losses are in other comprehensive income.

Analysis of changes in accumulated other comprehensive income (loss):

(In thousands)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Unrealized Gain (Loss) on Marketable Securities	Minimum Pension Liability	Total
Balance October 31, 2002	$(1,617)	$(225)	$(1,473)	$(1,081)	$(4,396)
2003 activity	16,504	96	2,872	(950)	18,522

Balance October 31, 2003	14,887	(129)	1,399	(2,031)	14,126
2004 activity	15,324	43	(1,409)	(1,113)	12,845

Balance October 31, 2004	30,211	(86)	(10)	(3,144)	26,971
2005 activity	(16,427)	3,616	10	(56)	(12,857)

Balance October 31, 2005	$13,784	$3,530	$—	$(3,200)	$14,114

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

General

The Cooper Companies, Inc. (the “Company,” “Cooper,” “we” and similar pronouns), through its principal business units, develops, manufactures and markets healthcare products. CooperVision (CVI) develops, manufactures and markets a broad range of contact lenses for the worldwide vision correction market. Its leading products are disposable spherical and specialty contact lenses. CVI is a leading manufacturer of toric lenses, which correct astigmatism, multifocal lenses for presbyopia (blurring near vision due to advancing age), cosmetic lenses that change or enhance the appearance of the color of the eye and spherical lenses that correct the most common visual defects. CooperSurgical (CSI) develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

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

•	Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured. For contact lenses as well as CSI medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business, since a high percentage of our revenue is from direct sales to doctors.

•	Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the fact that patients require satisfaction of healthcare needs in both strong and weak economies.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

•	Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand to maintain high customer service levels in spite of the complexity of our specialty lens product portfolio.

•	Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” We no longer amortize goodwill. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our fiscal third quarter 2005 and 2004, and our analysis indicated that we had no goodwill impairment.

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

Our reporting units are the same as our business segments – CooperVision and CooperSurgical – reflecting the way that we manage our business. Our most recent estimate of fair value, at the time of our May 1, 2005 review and using several valuation techniques including assessing industry multiples, for CVI ranged from $1.9 billion to $3.6 billion compared to a carrying value of $1.7 billion and for CSI ranged from $260 million to $436 million compared to a carrying value of $174 million.

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

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their grant date fair values. Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. SFAS 123R was originally effective for all interim or annual periods beginning after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the “SEC”) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretations of SFAS 123R and the valuation of share-based payments for public companies.

Cooper will adopt SFAS 123R in the first quarter of fiscal 2006 using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption. Cooper will apply both the Black-Scholes and binomial valuation models to estimate the fair value of share-based payments to employees, which will then be amortized on a ratable basis over the requisite service period.

Cooper is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on November 1, 2005 will have a material impact on Cooper’s consolidated results of operations and earnings per share beginning in the first quarter of fiscal 2006. Cooper’s assessment of the estimated compensation charges is affected by Cooper’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact resulting in uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS 123 pro forma expense. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

Consolidation

The financial statements in this report include the accounts of all of Cooper’s consolidated entities. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into U.S. dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from the translation of financial statements in foreign currencies into U.S. dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location’s functional currency in net income for each period. Net foreign exchange (losses) gains included in other income for the years ended October 31, 2005, 2004 and 2003 were $(376,000), $69,000 and $1.8 million, respectively.

Derivatives

We use derivatives to reduce market risks associated with changes in foreign exchange and interest rates. We do not use derivatives for trading or speculative purposes. We believe that the counterparties with which we enter into forward exchange contracts and interest rate swap agreements are financially sound and that the credit risk of these contracts is negligible.

Litigation

We are subject to various claims and contingencies relating to litigation arising out of the normal course of business. If we believe the likelihood of an adverse legal outcome is probable and the amount is estimable we accrue a liability in accordance with FASB Statement No. 5, “Accounting for Contingencies.” We consult with legal counsel on matters related to litigation and seek input from other experts both within and outside the Company with respect to matters in the ordinary course of business.

Long-Lived Assets

The Company reviews long-lived assets held and used, intangible assets with finite useful lives and assets held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability was required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down was required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. If Management has committed to a plan to dispose of long-lived assets, the assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.

Cash and Cash Equivalents

Cash and cash equivalents include commercial paper and other short-term income producing securities with maturity dates of three months or less. These investments are readily convertible to cash and are carried at cost, which approximates market value.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Inventories

October 31, (In thousands)	2005	2004
Raw materials	$26,161	$15,914
Work-in-process	16,083	13,152
Finished goods	143,449	78,541

	$185,693	$107,607

Inventories are stated at the lower of average cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

Property, Plant and Equipment

October 31, (In thousands)	2005	2004
Land and improvements	$1,754	$1,799
Buildings and improvements	62,237	35,122
Machinery and equipment	413,252	184,452
Less: Accumulated depreciation	(97,458)	(70,308)

	$379,785	$151,065

Property, plant and equipment are stated at cost. We compute depreciation using the straight-line method in amounts sufficient to write off depreciable assets over their estimated useful lives. We amortize leasehold improvements over their estimated useful lives or the period of the related lease, whichever is shorter. We depreciate buildings over 35 to 40 years and machinery and equipment over 3 to 15 years.

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period.

Earnings Per Share

We determine basic earnings per share (EPS) by using the weighted average number of shares outstanding. We determine diluted EPS by increasing the weighted average number of shares outstanding in the denominator by the number of outstanding dilutive stock options using the treasury stock method and, in accordance with the if-converted method, the number of shares of common stock contingently issuable pursuant to the debentures. In addition, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with the debentures (see Note 4. Earnings Per Share).

Stock-Based Compensation

As allowed by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” (SFAS 148) we continue to measure compensation

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

expense using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (see Note 9. Employee Stock Plans). Accordingly, no compensation cost has been recognized for our employee stock option plans as stock options are granted at market price. We will adopt the provisions of SFAS 123R effective November 1, 2005.

The pro forma impact of stock-based compensation determined under fair value based methods was changed for 2004 and 2003 to reflect the lack of tax deductibility of compensation expense on awards issued to employees in foreign countries. These changes resulted in a decrease of pro forma net income of $986,000 and $2.5 million for the years ended October 31, 2004 and 2003, respectively.

Had compensation cost for our stock-based compensation plans been determined under the fair value method required by SFAS 123, as amended by SFAS 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated below.

Years Ended October 31, (In thousands, except per share amounts)	2005	2004	2003
Net income, as reported	$91,722	$92,825	$68,770
Add: Stock-based director compensation expense included in reported net income, net of related tax effects	358	171	167
Deduct: Total stock-based employee and director compensation expense determined under fair value based method, net of related tax effects	(7,521)	(5,143)	(11,358)

Pro forma net income	$84,559	$87,853	$57,579

Basic earnings per share
As reported	$2.18	$2.85	$2.20
Pro forma	$2.01	$2.70	$1.84
Diluted earnings per share
As reported	$2.04	$2.59	$2.09
Pro forma	$1.90	$2.47	$1.77

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2005, 2004 and 2003: dividend yield: 0.089%, 0.120% and 0.215%, expected volatility: 27%, 28% and 37%; expected option lives of 3.5 years for all three years and risk-free interest rates of 4.1%, 3.0% and 2.6%, respectively.

Note 2. Acquisitions

All acquisitions disclosed here have been accounted for as purchases. Accordingly, results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition.

Acquisition of Ocular

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

In the fiscal fourth quarter, Cooper finalized the allocation of the purchase price based on Ocular’s December 31, 2004, unaudited financial statements, and our estimates of the fair values of Ocular’s assets and liabilities, including the results of a valuation performed by an independent valuation firm. We ascribed $857.6 million to goodwill, all of which was assigned to our CooperVision reporting unit. The purchase price allocation also includes $70 million to customer relationships (shelf space and market share), amortized over 15 years and $60 million to manufacturing technology amortized over 10 years, $357 million to tangible assets, $20 million to in-process research and development, and $139 million to liabilities assumed including about $59.5 million of accrued acquisition costs.

In the fiscal fourth quarter, Cooper wrote off acquired in-process research and development of $20 million to research and development expense for projects, primarily related to silicone hydrogel product development, that had not yet reached technological feasibility as of the acquisition date and for which no future alternative use existed.

The results of Ocular’s operations are included in the Company’s Consolidated Statements of Income for the twelve-month fiscal period ended October 31, 2005 from January 6, 2005, the acquisition date.

Pro Forma

The following reflects the Company’s unaudited pro forma results had the unaudited results of Ocular been included as of the beginning of the period. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time.

	Twelve Months Ended October 31,
(In millions, except per share amounts)	2005	2004
Pro Forma
Net sales	$857.3	$823.0
Net income	$70.2	$89.6
Diluted earnings per share	$1.51	$1.94

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

We estimate that the total restructuring costs under this integration plan, exclusive of accrued acquisition related costs, will be approximately $25 – $30 million and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. The following table summarizes our fiscal 2005 restructuring costs to date:

(In millions)	Plant Shutdown	Severance	Other	Total
Restructuring costs incurred through October 31, 2005	$1.9	$2.1	$6.5	$10.5

Acquisition of Opti-Centre

On March 31, 2004, CVI acquired all the outstanding shares and certain patents of Les Laboratories Opti-Centre Inc. (Opti-Centre), a Quebec-based contact lens manufacturer, which holds the patents covering CVI’s multifocal lens design technology used in its Frequency® and Proclear® multifocal products.

We paid $11.6 million in cash for Opti-Centre. We ascribed $2.8 million to goodwill, $10.2 million to other intangibles, $400,000 to property, plant and equipment and a negative $1.8 million to a working capital deficit (including acquisition costs of $1.3 million).

Acquisition of Argus

On February 23, 2004, CVI acquired from privately owned Argus Biomedical Pty Ltd the assets related to AlphaCor®, an artificial cornea, and AlphaSphere®, a soft orbital implant.

We paid $2.1 million in cash for Argus with future royalties payable on AlphaCor® sales. We ascribed $2.5 million to goodwill, a negative $500,000 to a working capital deficit (including acquisition costs of $400,000) and $100,000 to property, plant and equipment.

Our ophthalmic surgery business unit, CooperVision Surgical, develops and markets the Argus products to corneal surgeons.

Acquisition of Milex

On February 2, 2004, CSI acquired Milex Products, Inc. (Milex), a manufacturer and marketer of obstetric and gynecologic products and customized print services for $25.6 million in cash and assumed $2.5 million of long-term debt. The debt was repaid immediately after the acquisition.

We have ascribed $23.8 million to goodwill, $3.6 million to property, plant and equipment, $800,000 to other intangibles, a negative $1.4 million to a working capital deficit (including acquisition costs of $3.8 million), and $1.3 million to deferred tax assets.

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

We paid $2.95 million in cash for SURx whose technology received U.S. Food and Drug Administration marketing clearance in 2002. We ascribed $2.9 million to goodwill, a negative $163,000 to a working capital deficit (including net acquisition costs of $489,000), $73,000 to other intangibles and $77,000 to property, plant and equipment.

Acquisition of Avalon Medical Corporation

On October 28, 2003, CSI acquired Avalon Medical Corporation (Avalon), the United States distributor of the Filshie® Clip System, a device used worldwide to perform female sterilization.

We paid $10 million in cash at closing for Avalon. We ascribed $2.2 million to goodwill, a negative $100,000 to a working capital deficit (including acquisition costs of $600,000), $8.2 million to other intangibles and $44,000 to property, plant and equipment.

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

We paid about $23 million for Prism. We ascribed $20.9 million to goodwill, $800,000 to working capital (including net acquisition costs of $600,000), $1 million to other intangible assets and $300,000 to property, plant and equipment.

Disposable products accounted for virtually all of Prism’s 2002 revenue. In 2002, disposable vacuum assisted delivery (VAD) systems accounted for about 60% of Prism’s revenue, and its disposable obstetric, neonatal and gynecological products made up the remainder.

Accrued Acquisition Costs

When acquisitions are recorded, we accrue for the estimated direct costs in accordance with applicable accounting guidance including EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” of severance and plant/office closure costs of the acquired business. Management with the appropriate level of authority have completed their assessment of exit activities of the acquired companies and have substantially completed their plans. In addition, we also accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

diligence. There were no adjustments of accrued acquisition costs included in the determination of net income for the periods. Below is a summary of activity related to accrued acquisition costs for the twelve months ended October 31, 2005.

Description (In thousands)	Balance 10/31/2004	Additions	Payments	Balance 10/31/2005
Plant shutdown	$5,386	$13,255	$6,199	$12,442
Severance	2,083	22,032	9,390	14,725
Legal & consulting	2,788	19,233	13,103	8,918
Preacquisition liabilities	768	—	—	768
Hold back due	137	—	—	137
Other	681	15,648	12,209	4,120

Total	$11,843	$70,168	$40,901	$41,110

Note 3. Intangible Assets

(In thousands)	CVI	CSI	Total
Goodwill:
Balance as of November 1, 2004	$190,772	$119,828	$310,600
Additions during the year ended October 31, 2005	859,094	1,683	860,777
Other adjustments*	(2,328)	—	(2,328)

Balance as of October 31, 2005	$1,047,538	$121,511	$1,169,049

*	Primarily translation differences in goodwill denominated in foreign currency.

Of the October 31, 2005 goodwill balance, $69.6 million is expected to be deductible for tax purposes.

	As of October 31, 2005		As of October 31, 2004		Weighted Average Amortization Period
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
					(In years)
Other intangible assets:
Trademarks	$1,651	$236	$1,651	$204	23
Technology	83,725	13,113	23,863	6,574	12
Shelf space and market share	70,224	4,033	224	127	15
License and distribution rights and other	17,117	3,922	16,190	3,255	17

	172,717	$21,304	41,928	$10,160	14

Less accumulated amortization and translation	21,304		10,160

Other intangible assets, net	$151,413		$31,768

Estimated annual amortization expense is about $13.2 million for each of the years in the five-year period ending October 31, 2010.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 4. Earnings Per Share

Years Ended October 31, (In thousands, except per share amounts)	2005	2004	2003
Net income	$91,722	$92,825	$68,770

Add interest charge applicable to convertible debt, net of tax	2,096	2,095	726

Income for calculating diluted earnings per share	$93,818	$94,920	$69,496

Basic:
Weighted average common shares	42,021	32,534	31,226

Basic earnings per common share	$2.18	$2.85	$2.20

Diluted:
Weighted average common shares	42,021	32,534	31,226
Effect of dilutive stock options	1,372	1,489	1,048
Shares applicable to convertible debt	2,590	2,590	971

Diluted weighted average common shares	45,983	36,613	33,245

Diluted earnings per share	$2.04	$2.59	$2.09

We excluded the following options to purchase Cooper’s common stock from the computation of diluted EPS because their exercise prices were above the average market price.

Years Ended October 31,	2005	2004	2003
Number of shares excluded	236,166	665,500	850,000

Range of exercise prices	$72.94 - $80.51	$68.66	$35.69 - $41.44

Note 5. Income Taxes

The components of income from continuing operations before income taxes and extraordinary items and the income tax provision related to income from all operations in the consolidated statements of income consist of:

Years Ended October 31, (In thousands)	2005	2004	2003
Income before income taxes:
United States	$14,757	$41,539	$25,080
Foreign	93,700	70,950	65,407

	$108,457	$112,489	$90,487

Income tax provision	$16,735	$19,664	$21,717

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The income tax provision (benefit) related to income from continuing operations in the consolidated statements of income consists of:

Years Ended October 31, (In thousands)	2005	2004	2003
Current:
Federal	$8,827	$4,565	$8,300
State	1,905	837	346
Foreign	3,333	2,080	6,270

	14,065	7,482	14,916

Deferred:
Federal	1,143	8,799	7,278
State	—	—	—
Foreign	1,527	3,383	(477)

	2,670	12,182	6,801

Total provision for income taxes	$16,735	$19,664	$21,717

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

Years Ended October 31, (In thousands)	2005	2004	2003
Computed expected provision for taxes	$37,960	$39,371	$31,670
Increase (decrease) in taxes resulting from:
Income earned outside the United States subject to different tax rates	(21,308)	(18,391)	(11,181)
Foreign source income subject to U.S. tax	146	314	1,811
State taxes, net of federal income tax benefit	738	1,367	346
Change in valuation allowance	(253)	(1,341)	(85)
Tax accrual adjustment	(572)	(814)	—
Other, net	24	(842)	(844)

Actual provision for income taxes	$16,735	$19,664	$21,717

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

October 31,
(In thousands)	2005	2004
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$2,035	$1,286
Inventories	6,354	2,903
Litigation settlements	21	1,188
Accrued liabilities, reserves and compensation accruals	6,883	3,859
Foreign deferred tax assets	—	231
Restricted stock	123	—
Net operating loss carryforwards	54,151	31,121
Tax credit carryforwards	2,507	2,359

Total gross deferred tax assets	72,074	42,947
Less valuation allowance	(2,257)	(2,510)

Deferred tax assets	69,817	40,437

Deferred tax liabilities:
Tax deductible goodwill	(4,976)	(3,335)
Plant and equipment	(7,114)	(12,517)
Transaction cost	(1,027)	—
Foreign deferred tax liabilities	(1,459)	—
Other intangible assets	(21,194)	—

Total gross deferred tax liabilities	(35,770)	(15,852)

Net deferred tax assets	$34,047	$24,585

Cooper has provided a valuation allowance on those deferred tax assets that it believes will not, more likely than not, be realized. The net change in the total valuation allowance for the years ended October 31, 2005, 2004 and 2003 were decreases of $253,000, $1.8 million and $507,000, respectively; a portion of those decreases relate to concurrent reductions in the deferred tax asset.

The Company has not provided for federal income tax on approximately $287 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely. As a result, the Company has not availed itself of the favorable repatriation provisions of Internal Revenue Code Section 965.

At October 31, 2005, the Company had federal net operating loss carryforwards of $145.7 million and state net operating loss carryforwards of $45.7 million. Additionally, the Company had $2.5 million of federal alternative minimum tax credits. The federal net operating loss carryforwards expire on various dates between 2007 through 2024, and the federal alternative minimum tax credits carry forward indefinitely. The state net operating loss carryforwards expire on various dates between 2014 through 2015. Among the net operating and other tax credit carryforwards, $63.8 million of federal net operating losses and $45.7 million of state net operating losses are attributable to the Ocular pre-acquisition years, which may be subject to certain limitations upon utilization. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests. The Company does not believe that any limitations triggered by Ocular’s ownership change will have a material effect on its ability to utilize net operating losses.

Note 6. Debt

October 31, (In thousands)	2005	2004
Short-term:
Overdraft facilities	$33,981	$531
Current portion of long-term debt	38,279	20,340

	$72,260	$20,871

Long-term:
Convertible senior debentures, net of discount of $2,540 and $2,683	$112,460	$112,317
Credit facility	557,250	49,875
Capitalized leases	91	1,437
Other	1,130	1,576

	670,931	165,205
Less current portion	38,279	20,340

	$632,652	$144,865

Annual maturities of long-term debt as of October 31, 2005, excluding the potential repurchase of convertible debentures in 2008 are as follows:

Year (In thousands)
2006	$38,279
2007	50,553
2008	54,714
2009	67,370
2010	199,018

Credit Facility – See Note 13. Subsequent Events.

Fiscal Year 2005

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

Repayment of the principal amounts of both Term A and Term B follow a quarterly schedule beginning October 6, 2005, through the respective maturity date. We repay about 4% of the principal

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

amount of Term A each quarter through January 6, 2007, then 6% through January 6, 2009, and 8% through January 6, 2010. We repay about one-half percent of the principal amount of Term B per quarter through January 6, 2010, then 12% through January 6, 2012. We repaid $9.8 million in fiscal year 2005. Projected principal payments are as follows: $88.1 million in fiscal years 2006 and 2007 combined; $121.7 million for fiscal years 2008 and 2009 combined; and a total of $255.4 million for fiscal years 2010 through 2012.

Interest rates under the facility are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 175 basis points for the revolver and Term A and from 150 to 175 basis points for the Term B. As of October 31, 2005, the additional basis points were 150 on the revolver and Term A and 175 on the Term B.

Terms include a first security interest in all Cooper domestic assets. The credit agreement:

•	Limits Cooper’s debt to a maximum of 50% of its total capitalization, which is defined as the sum of total debt plus stockholders’ equity.

•	Limits cash dividends on our common stock to $10 million per fiscal year.

•	Requires that the ratio of EBITDA to fixed charges (as defined) be at least 1.1 to 1 through October 30, 2008 and 1.2 to 1 thereafter.

•	Requires that the ratio of total debt to EBITDA (as defined, “Leverage Ratio”) be no higher than 3.75 to 1 January 31 through October 30, 2005, 3.0 to 1 October 31, 2005 through October 30, 2006 and 2.5 to 1 thereafter.

•	Requires that the ratio of total debt excluding the principal amount of Convertible Senior Debentures to EBITDA (as defined, “Senior Leverage Ratio”) be no higher than 3.0 to 1 January 31, 2005 through October 30, 2005, 2.5 to 1 October 31, 2005 through October 30, 2006 and 2.0 to 1 thereafter.

At October 31, 2005, Cooper’s debt was 36% of total capitalization, the ratio of EBITDA to fixed charges (as defined) was 1.55 to 1, the Leverage Ratio was 2.88 to 1 and the Senior Leverage Ratio was 2.41 to 1.

The $7.7 million cost of acquiring the new credit facility is carried in other assets and amortized to interest expense over the life of the related debt.

At October 31, 2005, we had $179.3 million available under the line of credit:

(In millions)
Amount of line	$740.3
Outstanding loans	(561.0	)*

Available	$179.3

*	Includes $3.8 million in letters of credit backing other debt.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Fiscal Year 2004

On May 1, 2002, Cooper obtained a $225 million syndicated bank credit facility. The facility consisted of a $75 million five-year term loan with an interest only payment in the first year then fully amortized in the next four years, and a $150 million three-year revolving credit facility. KeyBank National Association (KeyBank) was the agent for the eleven-bank syndication.

On July 31, 2003, the facility was amended to relax certain restrictions and extend the revolving credit facility maturity to April 30, 2007 from April 30, 2005.

Interest rates under the facility were based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by Cooper’s ratio of debt to its earnings before interest, taxes, depreciation and amortization (EBITDA). These range from 125 to 225 basis points for the term loan and from 100 to 200 basis points for the revolver. As of October 31, 2004, the additional basis points were 150 on the term loan and 125 on the revolver. At the Company’s option, it could choose to pay a base rate that is within a range above the prime rate.

Terms included a first security interest in all Cooper domestic assets. The credit agreement:

•	Limited Cooper’s debt to a maximum of 50% of its total capitalization, which is defined as the sum of total debt plus stockholders’ equity.

•	Limited cash dividends on our common stock to $5 million per fiscal year.

•	Required that the ratio of EBITDA to fixed charges (as defined in the agreement) be at least 1.3 to 1.

•	Required that the ratio of total debt to pro forma EBITDA (as defined) be no higher than 2.75 to 1 through January 30, 2003, 2.5 to 1 January 31 through July 30, 2003 and 3 to 1 thereafter.

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

In our fourth fiscal quarter 2004, the Debentures became convertible as our share price exceeded 120% of the conversion price for 20 consecutive trading days in the 30 consecutive trading day period ending on the last trading day of the quarter ended July 31, 2004. However, prior to July 1, 2008, we may not redeem at our option, nor may a holder require us to repurchase, any outstanding debentures.

Under Emerging Issues Task Force (EITF) Issue No. 04-8, the dilutive effect of the Debentures is included in the diluted earnings per share calculation from the time of issuance of the Debentures – our fiscal third quarter 2003, in accordance with the if-converted methodology under FASB Statement No. 128.

European Overdraft Facility

On August 24, 2005, Cooper entered into a $40 million overdraft facility, in the form of a continuing and unconditional guaranty, with Bank of America on behalf of certain of its European subsidiaries for cash management purposes. The company will pay to the Bank all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries upon demand by the bank. Interest expense is calculated on all debit balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under the guaranty. At October 31, 2005, $32.2 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 5.05%.

Note 7. Financial Instruments

The fair value of each of our financial instruments, including cash and cash equivalents, trade receivables, lines of credit and accounts payable, approximated its carrying value as of October 31,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

2005 and 2004 because of the short maturity of these instruments and the ability to obtain financing on similar terms. We believe that there are no significant concentrations of credit risk in trade receivables.

The 2.625% convertible senior debentures are traded occasionally in public markets. The carrying value and estimated fair value of these obligations as of October 31, 2005, are $112.5 million and $185.4 million, respectively, and as of October 31, 2004, $112.3 million and $194 million, respectively. The fair value of our other long-term debt approximated the carrying value at October 31, 2005 and 2004 because we believe that we could obtain similar financing with similar terms.

Marketable securities at October 31, 2004 represented Quidel Corporation common stock available for sale at fair value. We received Quidel shares as a result of a transaction involving Litmus Concepts, Inc. in 2001 and additional shares upon release of escrow in 2002.

We have sold shares of Quidel stock from time to time and sold all remaining shares in 2005:

Sale of Quidel Shares

Years Ended October 31, (In thousands)	2005	2004	2003
Proceeds from sale	$1,779	$3,376	$2,044
Carrying value	1,660	1,933	1,423

Gross realized gain in earnings	119	1,443	621
Tax	48	577	249

Reclassification adjustment*	$71	$866	$372

*	Reflected in comprehensive income

Derivative Instruments

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to use derivatives to reduce the risk to earnings and cash flows associated with anticipated foreign currency transactions, including certain intercompany equipment sale and leaseback transactions. The gains and losses on the foreign exchange forward contracts are intended to partially offset the transaction gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings.

Cash Flow Hedging

We designate and document foreign exchange forward contracts related to forecasted cost of sales and interest on intercompany equipment sale and leaseback transactions as cash flow hedges. We calculate

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

hedge effectiveness at a minimum each fiscal quarter. The effective portion of the change in the fair value of the derivative on a spot-to-spot basis is compared to the spot-to-spot change in the anticipated transaction with the effective portion recorded in other comprehensive income (OCI) until the hedged cash flow occurs at which time other comprehensive income is reclassified to earnings. We record any ineffectiveness, and any excluded components of the hedge in other income and expense in our Consolidated Statement of Income. In the event it becomes probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from OCI to other income or expense. As of October 31, 2005, all outstanding cash flow hedging derivatives had a maturity of less than 12 months. Amounts reclassified to other income over the next twelve months are not expected to be material.

We manage the foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts with maturities of less than 12 months. Changes in fair value of these derivatives are recognized in other income or expense and substantially offset the remeasurement gains and losses associated with the foreign currency denominated assets and liabilities.

Interest Rate Swaps

To meet certain management objectives and specific bank covenants, the Company executed five interest rate swaps on January 14, 2005, effective February 7, 2005 with maturities of 1-3 years with a combined notional value of $500 million. The swaps were designed to fix a portion of the borrowing costs of the Company’s floating rate $750 million syndicated bank credit facility dated January 6, 2005. The fixed rates on the swaps were between 3.28% and 3.78%. The swaps were designated as SFAS No. 133 cash flow hedges of the benchmark interest rate risk associated with certain LIBOR-based interest payments on debt, and they were carefully crafted to match the critical terms of the syndicated bank credit facility. The swaps were expected to continue to be highly effective economically, but because the documentation for the swaps was incomplete at inception, the interest rate swaps did not qualify for hedge accounting. We recorded $1.9 million of other income for the year from the mark to market of these swaps. In June 2005, we cash settled these swaps and entered into new swaps with identical notional values and maturities, and we completed appropriate hedge documentation. These new swaps are expected to be highly effective for the life of the hedges. The fixed rates on these new swaps are between 3.79% and 4.02%. As of October 31, 2005, the fair value of these new swaps was recorded as an asset. An offsetting entry is recorded in OCI in the balance sheet as of October 31, 2005 equal to the $5.4 million fair value of these new swaps. Effectiveness testing and measurement is performed at a minimum each fiscal quarter using the hypothetical derivative method.

In April 1998, the Company entered into an interest rate swap hedging an outstanding industrial revenue bond maturing in 2012. We have not designated this swap as a hedge for accounting treatment.

Fair Value Hedging

During fiscal 2005, we began designating and documenting foreign exchange forward contracts related to firm commitments for capital expenditures as fair value hedges. In accordance with policy, these derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that meet the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

SFAS No. 133 definition of a firm commitment. The fair value hedges are evaluated for effectiveness at a minimum each fiscal quarter, and any ineffectiveness is recorded in other income and expense. The critical terms of the forward contract and the firm commitments are matched at inception and subsequent forward contract effectiveness is calculated by comparing the fair value of the forward contract to the cumulative change in value of the specified firm commitment, including time value. The derivative fair values are recognized currently in earnings and offset by the effective gains and losses on the construction in process, which are also reflected in the balance sheet and currently in earnings. The net impact of hedge ineffectiveness on fair value hedges and on cash flow hedges is recognized in other income/expense and is immaterial.

Outstanding Derivative Instruments

Our outstanding net foreign exchange forward contracts and interest rate swap agreements as of October 31, 2005, are presented in the table below. Weighted average forward rates are quoted using market conventions.

Foreign Exchange Hedge Instruments (Currency in thousands)	Net Notional Value	Weighted Average Rate	Fair Value
Cash flow FX hedges:
EURO sold	2,293	1.2241	45

Fair value FX hedges:
EURO purchased	2,531	1.3012	(235)

Mark-to-market FX hedges:
EURO purchased	908	1.2561	(51)
EURO sold	19,754	1.2277	458
Canadian Dollar purchased	57	0.8475	—
Swedish Krona purchased	849	0.1315	(5)

	Summary Notational Value	Fixed Rate	Fair Value
Interest rate swap agreements
Cash flow interest rate hedges:
Agreements expiring February 7, 2006	$100,000	3.7850	$126
Agreements expiring February 7, 2007	$150,000	3.9050	$1,396
Agreements expiring February 7, 2008	$250,000	3.9980	$3,841

FX hedges and interest rate swap agreements outstanding at October 31, 2004 were not significant.

Mark-to-market interest rate hedges:
Agreements expiring January 1, 2012
As of October 31, 2005	$1,080	4.8800	$(31)
As of October 31, 2004	$1,400	4.880	$(88)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 8. Stockholders’ Equity

Following is a summary, excluding comprehensive income, of items included in stockholders’ equity:

	Common Shares		Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock
(In thousands)	Outstanding	Treasury
Balance at October 31, 2002	30,867	658	$3,153	$285,619	$37,236	$(10,092)
Exercise of stock options	1,210	(56)	115	23,016	—	855
Restricted stock/stock option amortization and share issuance	6	(6)	—	81	—	92
Tax benefit from exercise of stock options	—	—	—	1,035	—	—
Dividends on common stock	—	—	—	(85)	(1,867)	—
Net income	—	—	—	—	68,770	—

Balance at October 31, 2003	32,083	596	3,268	309,666	104,139	(9,145)
Exercise of stock options	662	(5)	66	13,624	—	76
Restricted stock/stock option amortization and share issuance	6	(6)	—	164	—	93
Tax benefit from exercise of stock options	—	—	—	4,357	—	—
Dividends on common stock	—	—	—	—	(1,943)	—
Net income	—	—	—	—	92,825	—

Balance at October 31, 2004	32,751	585	3,334	327,811	195,021	(8,976)
Issuance of common stock related to Ocular Sciences, Inc. acquisition	10,671	—	1,067	621,845	—	—
Exercise of stock options	1,001	(112)	89	23,347	—	1,727
Restricted stock amortization and share issuance	8	(8)	—	433	—	116
Tax benefit from exercise of stock options	—	—	—	3,881	—	—
Dividends on common stock	—	—	—	—	(2,306)	—
Net income	—	—	—	—	91,722	—

Balance at October 31, 2005	44,431	465	$4,490	$977,317	$284,437	$(7,133)

Cash Dividends

In November 2002, Cooper’s Board of Directors increased the annual dividend rate from 5 cents per share to 6 cents per share payable semiannually. On July 5, 2005, we paid a semi-annual dividend of 3 cents per share to stockholders of record on June 14, 2005. On January 5, 2006, we paid a semi-annual dividend of 3 cents per share to stockholders of record on December 16, 2005.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Treasury Stock

(In thousands)	Shares	Amount
Balance at October 31, 2002	658	$10,092
Reissued in fiscal 2003(3)	(62)	(947)
Reissued in fiscal 2004(2)	(11)	(169)
Reissued in fiscal 2005(1)	(120)	(1,843)

	465	$7,133

(1)	Issued 120,000 shares of treasury stock upon the exercise of stock options and issuance of restricted shares. Treasury stock was credited for $1.8 million for the average cost of the treasury stock, and $433,000 was charged to additional paid in capital.
(2)	Issued 11,000 shares of treasury stock upon the exercise of stock options and issuance of restricted shares. Treasury stock was credited for $169,000 for the average cost of the treasury stock, and $164,000 was charged to additional paid in capital.
(3)	Issued 61,750 shares of treasury stock upon the exercise of stock options and issuance of restricted shares. Treasury stock was credited for $947,000 for the average cost of the treasury stock, and $81,000 was charged to additional paid in capital.

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

Note 9. Employee Stock Plans

At October 31, 2005, Cooper had two stock-based compensation plans:

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

The 2001 LTIP authorizes either Cooper’s Board of Directors or a designated committee thereof composed of two or more Non-Employee Directors to grant to eligible individuals during the period

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

ending December 31, 2006, stock options for up to 4,950,000 shares of common stock, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events. Options expire 10 years after the grant date. Options generally become exercisable based on both our common stock achieving certain price targets and within specified time periods, or five years after the grant date. As of October 31, 2005, 689,000 shares remained available under the 2001 LTIP for future grants.

1996 Long-Term Incentive Plan for Non-Employee Directors (1996 Directors Plan)

The 1996 Directors Plan provides for annual grants of stock options and restricted stock to Non-Employee Directors on November 1 and November 15, respectively, of each fiscal year. Specifically, each Non-Employee Director may be awarded the right to purchase 1,000 restricted shares of the Company’s common stock for $0.10 per share. The restrictions on the restricted stock will lapse on the earlier of the date when the stock reaches certain target values or the fifth anniversary of the date of grant. Options expire 10 years after the grant date. Each Non-Employee Director may also be awarded options to purchase common stock. On October 24, 2001, the term of the plan was extended by four years. On October 29, 2003, the NEDRSP was amended to reduce the number of stock options granted annually to Non-Employee Directors and the Company’s Lead Director to 17,500 and 18,900, respectively.

Each Non-Employee Director was granted an option to purchase 17,500 shares of Cooper’s common stock in fiscal 2005 and 2004 (or, in the case of the Vice Chairman and Lead Director of the Board who was a Non-Employee Director, 18,900 shares in fiscal 2005 and 2004). Due to the Ocular acquisition (see Note 2. Acquisitions), two new non-employee directors joined the Board of Directors in fiscal 2005. The two new non-employee directors were each granted a pro-rata option to purchase 14,583 shares of Cooper common stock. 1,320,000 shares of Cooper’s common stock had been reserved for this, of which 465,035 shares are held in treasury. As of October 31, 2005, 178,196 shares remained available under the 1996 NEDRSP for future grants. Restricted shares of 7,668, 6,000 and 6,000 were granted under the 1996 NEDRSP in fiscal 2005, 2004 and 2003, respectively. No restricted shares issued in connection with this plan had any restrictions remaining in effect as of October 31, 2005. The weighted-average fair value of restricted shares granted in fiscal 2005, 2004 and 2003 was $71.87 per share, $71.57 per share and $28.85 per share, respectively on grant-date.

Common stock activity under these plans was:

Years Ended October 31,	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,621,778	$36.81	3,528,194	$27.52	3,378,776	$21.46
Granted	1,368,066	68.79	777,900	65.09	1,370,500	35.64
Exercised	(1,001,235)	25.17	(662,316)	20.79	(1,210,082)	19.81
Forfeited	(21,000)	58.15	(22,000)	29.00	(11,000)	23.54

Outstanding at end of year	3,967,609	$50.66	3,621,778	$36.81	3,528,194	$27.52

Options exercisable at year end	1,844,135	$37.44	1,779,556	$26.72	1,935,807	$22.18

Weighted average fair value per option granted during the year		$17.88		$15.93		$9.61

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The options outstanding at October 31, 2005, for the stock option plans are:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 10/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 10/31/05	Weighted Average Exercise Price
From $15.35 to $19.86	53,500	4.34	$17.89	53,500	$17.89
From $21.60 to $26.75	910,852	6.07	25.27	910,852	25.27
From $29.50 to $35.69	306,666	6.71	32.72	179,442	31.38
From $41.44 to $62.60	694,275	8.01	42.20	344,275	42.29
From $67.65 to $80.51	2,002,316	9.50	68.78	356,066	69.89

From $15.35 to $80.51	3,967,609	8.17	$50.66	1,844,135	$37.44

The excess of market value over $.10 per share of restricted shares on the respective dates of grant is initially recorded as unearned compensation and charged to operations as earned. Restricted shares and other stock compensation charged against operating income for the years ended October 31, 2005, 2004 and 2003 was $550,000, $263,000 and $257,000, respectively.

Note 10. Employee Benefits

Cooper’s Retirement Income Plan

Cooper’s Retirement Income Plan (Plan) covers substantially all full-time United States employees. Cooper’s contributions are designed to fund normal cost on a current basis and to fund over 30 years the estimated prior service cost of benefit improvements (15 years for annual gains and losses). The unit credit actuarial cost method is used to determine the annual cost. Cooper pays the entire cost of the Plan and funds such costs as they accrue. Virtually all of the assets of the Plan are comprised of participation in equity and fixed income funds. The pension plan’s intangible asset of $462,000 at October 31, 2005, is reported in other intangible assets.

The following table sets forth the Plan’s benefit obligations, fair value of the Plan assets, the funded status of the Plan at October 31 and net periodic pension costs for the three-year period ended October 31, 2005.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Retirement Income Plan

Years Ended October 31, (In thousands)	2005	2004	2003
Change in benefit obligation
Benefit obligation, beginning of year	$23,397	$19,038	$15,470
Service cost	2,069	1,605	1,036
Interest cost	1,418	1,263	1,117
Benefits paid	(653)	(642)	(577)
Actuarial loss	4,233	2,133	1,992

Benefit obligation, end of year	$30,464	$23,397	$19,038

Change in plan assets
Fair value of plan assets, beginning of year	$15,178	$13,005	$9,893
Actual return on plan assets	2,029	1,315	1,317
Employer contributions	2,450	1,500	2,372
Benefits paid	(653)	(642)	(577)

Fair value of plan assets, end of year	$19,004	$15,178	$13,005

Reconciliation of funded status
Funded status	$(11,460)	$(8,219)	$(6,033)
Unrecognized transition obligation	183	208	234
Unrecognized prior service cost	279	309	339
Unrecognized actual loss	9,663	6,443	4,603

Net amount recognized at August 31	(1,335)	(1,259)	(857)
Contributions made between August 31 and October 31	—	—	—

Net amount recognized at year end	$(1,335)	$(1,259)	$(857)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Retirement Income Plan

Years Ended October 31, (In thousands)	2005	2004	2003
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—	$—
Accrued benefit liability	(6,720)	(4,920)	(3,461)
Intangible asset	462	517	573
Accumulated other comprehensive income	4,923	3,144	2,031

Net amount recognized at year end	$(1,335)	$(1,259)	$(857)

Other comprehensive income attributable to change in additional minimum liability recognition	$1,779	$1,113	$950

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$30,464	$23,397	$19,038
Accumulated benefit obligation	25,681	20,098	16,466
Fair value of plan assets	18,961	15,178	13,005
Minimum liability	6,720	4,920	3,461
Additional minimum liability	5,385	3,661	2,604

Components of net periodic pension cost and total pension expense
Service cost	$2,069	$1,605	$1,036
Interest cost	1,418	1,263	1,117
Expected return on plan assets	(1,335)	(1,213)	(902)
Amortization of transitional obligation	26	26	25
Amortization of prior service cost	30	30	30
Recognized actuarial loss	318	191	134

Net periodic pension cost	2,526	1,902	1,440
Curtailments	—	—	—

Total pension expense	$2,526	$1,902	$1,440

Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	6.00%	6.50%	7.25%
Discount rate for determining benefit obligations at year end	5.25%	6.00%	6.50%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	9.00%	9.00%	9.00%
Measurement date for determining assets and benefit obligations at year end	8/31/2005	8/31/2004	8/31/2003

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

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2005	2004	2003
Asset Category
Cash and cash equivalents	14.0%	9.9%	14.9%
Corporate common stock	32.8%	33.4%	29.3%
Equity mutual funds	35.4%	36.4%	37.5%
Bond mutual funds	17.8%	20.3%	18.3%

Total	100.0%	100.0%	100.0%

The plan invests in a diversified portfolio of assets intended to minimize risk of poor returns while maximizing expected portfolio returns. To achieve the long-term rate of return, plan assets will be invested in a mixture of instruments, including but not limited to corporate common stock (may include Cooper stock), investment grade bond funds, cash, small/large cap equity funds and international equity funds. The allocation of assets will be determined by the Investment Manager, and will typically include 50% to 70% equities with the remainder invested in fixed income and cash. Presently, this diversified portfolio is expected to return roughly 9.00% on a long-term basis.

Cash Flows

Contributions

The Company contributed $2.5 million to its pension plan during the fiscal year. Total contributions during the last two fiscal years were about $4 million. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. There is no required contribution during the 2005 – 2006 fiscal year.

Estimated Future Benefit Payments

Years (In thousands)
2005 - 2006	$775
2006 - 2007	$804
2007 - 2008	$870
2008 - 2009	$967
2009 - 2010	$1,078
Years 2010 - 2011 to 2014 - 2015	$7,822

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Cooper’s 401(k) Savings Plan

Cooper’s 401(k) Savings Plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all full-time United States employees of Cooper. Employees who participate in the 401(k) Plan may elect to have from 1% to 50% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper’s contribution on account of participating employees, net of forfeiture credits, was $1.9 million, $1.1 million and $784,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

Note 11. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2005, are payable as follows:

(In thousands)
2006	$18,247
2007	16,179
2008	12,366
2009	10,140
2010	9,781
2011 and thereafter	39,691

$106,404

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $15.2 million, $8.3 million and $8.1 million in 2005, 2004 and 2003, respectively.

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

Note 12. Business Segment Information

Cooper is organized by product line for management reporting with operating income, as presented in our financial reports, the primary measure of segment profitability. We do not allocate costs from corporate functions to the segments’ operating income. Items below operating income are not considered when measuring the profitability of a segment. We use the same accounting policies to generate segment results as we do for our consolidated results. Our two business segments – CooperVision and CooperSurgical – comprise Cooper’s operations.

Total net sales include sales to customers as reported in our consolidated statements of income and sales between geographic areas that are priced at terms that allow for a reasonable profit for the seller. Operating income (loss) is total net sales less cost of sales, research and development expenses, selling, general and administrative expenses, restructuring costs and amortization of intangible assets. Corporate operating loss is principally corporate headquarters expense. Investment income, net; settlement of disputes, net; other income (expense), net and interest expense are not allocated to individual segments. Neither of our business segments relies on any one major customer.

Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by business segment for each of the years in the three-year period ended October 31, 2005 follows:

(In thousands)	CVI	CSI	Corporate & Eliminations	Consolidated
2005
Net sales from non-affiliates	$697,934	$108,683	$—	$806,617

Operating income (loss)	$135,542	$17,426	$(17,134)	135,834

Investment income, net				1,002
Other expense, net				(256)
Interest expense				(28,123)

Income before income taxes				$108,457

Identifiable assets	$1,884,955	$185,497	$109,378	$2,179,830

Depreciation expense	$35,345	$1,526	$63	$36,934

Amortization expense	$10,499	$1,205	$—	$11,704

Capital expenditures	$115,219	$1,766	$108	$117,093

2004
Net sales from non-affiliates	$388,660	$101,516	$—	$490,176

Operating income (loss)	$106,639	$20,866	$(10,754)	116,751

Investment income, net				351
Settlement of dispute				(377)
Other income, net				1,768
Interest expense				(6,004)

Income before income taxes				$112,489

Identifiable assets	$538,246	$186,854	$86,461	$811,561

Depreciation expense	$11,868	$1,669	$62	$13,599

Amortization expense	$1,345	$707	$—	$2,052

Capital expenditures	$39,139	$1,327	$39	$40,505

2003
Net sales from non-affiliates	$329,560	$82,230	$—	$411,790

Operating income (loss)	$88,863	$18,184	$(11,805)	$95,242

Investment income, net				246
Settlement of dispute				(500)
Other income, net				2,463
Interest expense				(6,964)

Income before income taxes				$90,487

Identifiable assets	$462,581	$154,199	$88,784	$705,564

Depreciation expense	$9,339	$1,594	$57	$10,990

Amortization expense	$971	$564	$—	$1,535

Capital expenditures	$32,742	$1,072	$58	$33,872

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2005, follows:

(In thousands)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2005
Sales to unaffiliated customers	$411,447	$247,674	$147,496	$806,617
Sales between geographic areas	152,037	161,699	(313,736)	—

Net sales	$563,484	$409,373	$(166,240)	$806,617

Operating income	$30,693	$8,729	$96,412	$135,834

Identifiable assets	$1,103,028	$459,521	$617,281	$2,179,830

2004
Sales to unaffiliated customers	$284,341	$147,285	$58,550	$490,176
Sales between geographic areas	1,112	99,140	(100,252)	—

Net sales	$285,453	$246,425	$(41,702)	$490,176

Operating income	$55,222	$10,377	$51,152	$116,751

Identifiable assets	$349,632	$317,788	$144,141	$811,561

2003
Sales to unaffiliated customers	$246,906	$121,011	$43,873	$411,790
Sales between geographic areas	1,303	87,004	(88,307)	—

Net sales	$248,209	$208,015	$(44,434)	$411,790

Operating income	$39,440	$7,767	$48,035	$95,242

Identifiable assets	$299,682	$272,107	$133,775	$705,564

Note 13. Subsequent Events (Unaudited)

Acquisition of NeoSurg Technologies, Inc. and Inlet Medical, Inc.

In November 2005, CSI acquired NeoSurg Technologies, Inc. (NeoSurg), a manufacturer of reusable and disposable trocar access systems used in laparoscopic surgery and Inlet Medical, Inc. (Inlet), a manufacturer of trocar closure system and pelvic floor reconstruction procedure kits for about $50 million in cash.

NeoSurg has developed a patented combination reusable and disposable trocar access system to compete in the market for laparoscopic surgical devices. Inlet designs, develops and markets medical devices and has established a seven-year track record of marketing products for laparoscopic wound closure and other minimally interventional laparoscopic products.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Amended and Restated Credit Agreement

On December 12, 2005, Cooper amended and restated its existing $750 million syndicated bank credit facility (see Note 6. Debt). The amendment extended maturities and provides the Company with additional borrowing flexibility and lower overall pricing. The amendment refinanced the $465 million outstanding of Term A and Term B loans under the prior facility and is comprised of a revolving credit facility, which was increased from $275 million to $500 million, and a $250 million term loan. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $250 million. We expect to write off about $4 million of debt issuance costs as a result of amending the original facility. KeyBank led the amendment process, which resulted in substantially all original banks retaining or increasing their participation in the agreement. The revolving facility and the term loan mature on December 12, 2010. Interest rates are based on the KeyBank’s London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 62.5 to 150 basis points for the revolver and Term loan. Terms include a first security interest in all Cooper domestic assets. The credit agreement:

•	Requires that the ratio of EBITDA to fixed charges (as defined) be at least 1.1 to 1 through October 30, 2009 and 1.2 to 1 thereafter.

•	Requires that the ratio of total debt to EBITDA (as defined, “Leverage Ratio”) be no higher than 3.75 to 1 December 12, 2005 through October 30, 2006, 3.0 to 1 October 31, 2006 through October 30, 2007 , 2.5 to 1 October 31, 2007 through October 30, 2009, and 2.0 to 1 thereafter.

Our contractual obligations and commercial commitments, including the amended and restated credit facility are:

Payments Due by Period (In millions)	2006	2007 & 2008	2009 & 2010	2011 & Beyond
Long-term debt	$0.3	$88.0	$141.5	$498.8

Note 14. Selected Quarterly Financial Data (Unaudited)

The Company has determined that it made an error in its initial allocation of purchase price to customer relationships and manufacturing technology acquired in the purchase of Ocular. The Company had originally ascribed $30 million to intangible assets other than goodwill, but subsequently determined that it should have allocated $130 million to intangible assets other than goodwill, specifically $70 million to customer relationships and $60 million to manufacturing technology. This correction resulted in the recognition of additional amortization expense which impacted operating income in the amount of $0.7 million, $2.2 million, and $2.2 million in the first, second and third quarters, respectively. In addition, an adjustment to reduce cost of sales was recorded for $2.2 million related to certain inventory handling costs which should have been capitalized in the third quarter. These amounts have been reflected as cost of sales in the fourth quarter. Also, the Company corrected several items, which were immaterial individually and in the aggregate, which impacted net income in the amounts of $223,000, $10,000, and $178,000 and $124,000 in the first, second, third and fourth quarters, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(In thousands, except per share amounts)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Restated	Reported	Restated	Reported	Restated	Reported
2005
Net sales	$147,550	$147,890	$215,494	$215,774	$222,932	$222,142	$220,641
Cost of sales	55,432	55,568	84,785	84,967	84,103	85,523	85,466

Gross profit	92,118	92,322	130,709	130,807	138,829	136,619	135,175
Selling, general and administrative expense	60,395	60,189	79,474	79,317	80,755	80,095	77,330
Research and development expense	2,830	2,830	5,356	5,356	7,124	7,124	27,569
Restructuring costs	666	723	1,741	1,937	1,688	2,587	4,366
Amortization of intangibles	1,610	888	3,391	1,225	3,328	1,161	3,375

Operating income	26,617	27,692	40,747	42,972	45,934	45,652	22,535
Interest expense	3,648	3,719	8,015	8,086	8,105	8,176	8,356
Other income/(loss), net	(614)	(614)	2,469	2,469	(792)	(792)	(317)

Income before income taxes	22,355	23,359	35,201	37,355	37,037	36,684	13,862
Provision for income taxes	4,646	4,873	7,374	7,845	(582)	(672)	5,297

Net income	17,709	18,486	27,827	29,510	37,619	37,356	8,565
Add interest charge applicable to convertible debt, net of tax	524	524	524	524	524	524	524

Income for calculating diluted earnings per share	$18,233	$19,010	$28,351	$30,034	$38,143	$37,880	$9,089

Diluted earnings per share	$0.46	$0.48	$0.59	$0.62	$0.80	$0.79	$0.19

Diluted shares	39,479	39,479	48,104	48,104	47,854	47,854	48,063

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$109,734	$120,552	$129,079	$130,811

Gross profit	$69,956	$78,385	$83,134	$84,355

Income before income taxes	$23,838	$27,517	$29,755	$31,379
Provision for income taxes	5,483	5,818	5,707	2,656

Net income	18,355	21,699	24,048	28,723

Add interest charge applicable to convertible debt, net of tax	523	524	524	524

Income for calculating diluted earnings per share	$18,878	$22,223	$24,572	$29,247

Diluted earnings per share	$0.52	$0.61	$0.67	$0.79

Diluted shares excluding shares applicable to convertible debt	33,543	33,931	34,128	34,342
Shares applicable to convertible debt	2,590	2,590	2,590	2,590

Number of shares used to compute diluted earnings per share	36,133	36,521	36,718	36,932

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company has established and currently maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, Management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. As further discussed below, a material weakness was identified in the Company’s internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2005, the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded certain divisions of Ocular Sciences, Inc., which was acquired on January 6, 2005, from its assessment of the Company’s internal control over financial reporting as of October 31, 2005. The divisions of Ocular excluded from our evaluation of our internal control over financial reporting represent approximately 11% of our consolidated assets, 4% of consolidated liabilities and 26% of consolidated revenues as of and for the year ended October 31, 2005.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. This assessment identified the following material weakness in the Company’s internal control over financial reporting as of October 31, 2005:

The Company did not have sufficient personnel with adequate knowledge regarding accounting for acquisitions in accordance with generally accepted accounting principles. In addition, the Company did not have policies and procedures regarding a periodic review of existing accrued liabilities related to business combinations. This material weakness resulted in the restatement of the Company’s previously issued financial statements for the quarters ended January 31, April 30 and July 31, 2005, to correct errors related to the purchase price allocation and resulting amortization of intangible assets acquired in the Ocular acquisition. In addition, similar errors were identified in the Company’s October 31, 2005 financial statements prior to the issuance of such financial statements.

Based on this assessment, Management concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein. See Item 8. Financial Statements and Supplementary Data, page 51 for their auditors’ report.

Changes in Internal Control Over Financial Reporting.

As of October 31, 2005, there had been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to October 31, 2005, Management began the process of remediating the aforementioned material weakness in our internal control over financial reporting. The remediation actions we have taken or plan to undertake include:

•	improving training and education of all relevant personnel involved in business combination accounting;

•	improving the internal communication process associated with business combinations as well as the communication process associated with external advisors; and

•	performing ongoing reviews of existing acquisition accrual balances and accounting procedures designed to ensure proper accounting for business combination activities.

We began implementing these changes in our internal control over financial reporting after October 31, 2005. Management believes the measures that have been or will be implemented to remediate the material weakness will have a significant and positive impact on the Company’s internal control over financial reporting subsequent to October 31, 2005. The remediation is expected to be completed prior to April 30, 2006, and it is anticipated that these measures and other ongoing enhancements will continue to strengthen the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to the subheadings, “The Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the “Proposal 1 – Election of Directors” section of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on March 21, 2006 (the “2006 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Executive Compensation” and “Board Committees, Meetings and Compensation” of the “Proposal 1 – Election of Directors” section of the 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the subheadings “Securities Held by Management” and “Principal Securityholders” of the “Proposal 1 – Election of Directors” section of the 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit and Finance Committee” section of the 2006 Proxy Statement.

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

SCHEDULE II

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended October 31, 2005

(In thousands)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other(1)	Balance at End of Year
Allowance for doubtful accounts:

Year ended October 31, 2005	$4,486	$1,922	$824	$7,232

Year Ended October 31, 2004	$5,924	$2,218	$(3,656)	$4,486

Year ended October 31, 2003	$3,883	$1,598	$443	$5,924

(1)	Consists of additions representing acquired allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In thousands)	Balance at Beginning of Year	Additions	Reductions/ Charges	Balance at End of Year
Income tax valuation allowance:

Year ended October 31, 2005	$2,510	$—	$253	$2,257

Year Ended October 31, 2004	$4,288	$2,510	$4,288	$2,510

Year ended October 31, 2003	$4,795	$—	$507	$4,288

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 17, 2006.

THE COOPER COMPANIES, INC.

By:	/s/ A. THOMAS BENDER
A. Thomas Bender
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date

/s/ A. THOMAS BENDER (A. Thomas Bender)	Chairman of the Board, President and Chief Executive Officer	January 17, 2006

/s/ ALLAN E. RUBENSTEIN, M.D. (Allan E. Rubenstein)	Vice Chairman of the Board and Lead Director	January 17, 2006

/s/ ROBERT S. WEISS (Robert S. Weiss)	Executive Vice President, Chief Operating Officer and Director	January 17, 2006

/s/ STEVEN M. NEIL (Steven M. Neil)	Chief Financial Officer, Vice President and Treasurer	January 17, 2006

/s/ RODNEY E. FOLDEN (Rodney E. Folden)	Corporate Controller	January 17, 2006

/s/ EDGAR J. CUMMINS (Edgar J. Cummins)	Director	January 17, 2006

/s/ JOHN D. FRUTH (John D. Fruth)	Director	January 17, 2006

/s/ MICHAEL H. KALKSTEIN (Michael H. Kalkstein)	Director	January 17, 2006

/s/ MOSES MARX (Moses Marx)	Director	January 17, 2006

/s/ DONALD PRESS (Donald Press)	Director	January 17, 2006

/s/ STEVEN ROSENBERG (Steven Rosenberg)	Director	January 17, 2006

/s/ STANLEY ZINBERG, M.D. (Stanley Zinberg)	Director	January 17, 2006

97

EXHIBIT INDEX

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

2.1	-	International Share Sale Agreement among Biocompatibles International plc., Aspect Vision Holdings Limited and The Cooper Companies, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 27, 2002

2.2	-	Agreement and Plan of Merger, dated as of July 28, 2004, by and between The Cooper Companies, Inc., TCC Acquisition Corp., and Ocular Sciences, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 28, 2004

2.3	-	Voting Agreement, dated as of July 28, 2004, by and among John D. Fruth, The Cooper Companies, Inc. and TCC Acquisition Corp. incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 28, 2004

3.1	-	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated January 13, 2006

3.2	-	Amended and Restated By-Laws dated December 16, 1999, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999

4.1	-	Rights Agreement, dated as of October 29, 1997, between the Company and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated October 29, 1997

4.2	-	Amendment No. 1 to Rights Agreement dated September 26, 1998, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated September 25, 1998

4.3	-	Indenture dated as of June 25, 2003, between The Cooper Companies, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended on April 30, 2003

10.1	-	2001 Long-term Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000

10.2	-	Severance Agreement entered into as of June 10, 1991, by and between CooperVision, Inc. and A. Thomas Bender, incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.3	-	Letter dated March 25, 1994, to A. Thomas Bender from the Chairman of the Compensation Committee of the Company’s Board of Directors, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994

10.4	-	Severance Agreement entered into as of April 26, 1990, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 1995

10.5	-	Letter Agreement dated November 1, 1992, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995

10.6	-	Severance Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992

10.7	-	Change in Control Agreement dated as of October 14, 1999, between The Cooper Companies, Inc. and Carol R. Kaufman, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999

10.8	-	Severance agreement entered into as of May 1, 1990, by and between CooperVision, Inc. and The Cooper Companies, Inc. and Gregory A. Fryling, as amended on February 12, 1993 and June 2, 1994, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004

10.9	-	1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix A to the Company’s Proxy Statement for its 1996 Annual Meeting of Stockholders

10.10	-	Amendment No. 1 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996

10.11	-	Amendment No. 2 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997

10.12	-	Amendment No. 3 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1999, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

99

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.13	-	Amendment No. 4 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 24, 2000, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.14	-	Amendment No. 5 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.15	-	Amendment No. 6 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on form S-8 dated November 21, 2002

10.16	-	Amendment No. 7 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc. dated November 4, 2002, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002

10.17	-	Amendment No. 8 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated October 29, 2003, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.18(a)	-	Patent License Agreement dated February 13, 2002 between Geoffrey H. Galley and others and CooperVision, Inc., incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002

10.19	-	The Cooper Companies, Inc. Amended and Restated 2001 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003

10.20	-	Amendment No. 1 to the Amended and Restated 2001 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003

10.21	-	The Cooper Companies, Inc. Amended and Restated 2001 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004

10.22	-	Patent and Trade Mark License Agreement dated February 28, 2002 between Biocompatibles Limited and CooperVision International Holding Company LP and The Cooper Companies, Inc., incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.23	-	Patent and Trade Mark License Agreement dated February 28, 2002 between Biocompatibles Limited and CooperVision Technology Inc. and The Cooper Companies, Inc., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.24	-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision International Holding Company LP and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.25	-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision Technology, Inc. and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.26	-	The Cooper Companies, Inc. 2004 Incentive Payment Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.27	-	The Cooper Companies, Inc. 2005 Incentive Payment Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.28	-	Form of Incentive Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2001 Long Term Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.29	-	Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.30	-	Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.31	-	Compensation Arrangements for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.32	-	Credit Agreement, dated as of January 6, 2005, by and among The Cooper Companies, Inc, the lenders from time to time party thereto, KeyBank National Association as administrative agent, swing line lender and an LC issuer, KeyBank and J.P. Morgan Securities Inc. as co-lead arrangers and joint bookrunners, JPMorgan Chase Bank, as syndication agent, and Calyon New York Branch, Union Bank of California, N.A. and HSBC Bank USA, National Association, each as co-documentation agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 6, 2005

10.33	-	Lease Contract dated as of November 6, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2005

10.34	-	First Supplement and Amendment to Lease Contract dated as of December 30, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 11, 2005

10.35	-	Assignment of Lease Agreement dated as of June 29, 2004 by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 11, 2005

10.36	-	Amendment No. 2 to the Amended and Restated 2001 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005

11(b)	-	Calculation of earnings per share

21	-	Subsidiaries

23	-	Consent and Report of Independent Registered Public Accounting Firm on Schedule

31.1	-	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	-	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

(a)	The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this Exhibit. Omitted portions have been filed separately with The Commission.
(b)	The information required in this exhibit is provided in Note 4, “Earnings per Share,” in this report.

CORPORATE INFORMATION

Board of Directors	Executive Officers	Corporate Offices – Continued

A. Thomas Bender

Chairman of the Board, President
and Chief Executive Officer

Allan E. Rubenstein, M.D.

Vice Chairman and Lead Director
Chief Executive Officer,
NexGenix Pharmaceuticals

Edgar J. Cummins

Director

John D. Fruth

Director

Michael H. Kalkstein

Managing Partner, Palo Alto Office
Dechert LLP

Moses Marx

General Partner, United Equities

Donald Press

Executive Vice President,
Broadway Management Co., Inc.

Steven Rosenberg

President, Chief Executive Officer
and Chief Financial Officer,
Berkshire Bancorp Inc.

Robert S. Weiss

Executive Vice President
and Chief Operating Officer

Stanley Zinberg, M.D.

Vice President Practice Activities,
American College of Obstetricians
and Gynecologists

Committees of the Board

Audit Committee

Steven Rosenberg (Chairman)

Edgar J. Cummins

Michael H. Kalkstein

Stanley Zinberg, M.D.

Organization and Compensation Committee

Michael H. Kalkstein (Chairman)

John D. Fruth

Donald Press

Allan E. Rubenstein, M.D.

Nominating Committee

Moses Marx (Chairman)

Allan E. Rubenstein, M.D.

Stanley Zinberg, M.D.

Corporate Governance Committee

Donald Press (Chairman)

Steven Rosenberg

Allen E. Rubenstein, M.D.

A. Thomas Bender

Chairman of the Board, President
and Chief Executive Officer

Robert S. Weiss

Executive Vice President and
Chief Operating Officer

B. Norris Battin

Vice President, Investor Relations
and Communications

Rodney E. Folden

Corporate Controller

Gregory A. Fryling

President and Chief Operating
Officer, CooperVision, Inc.

Carol R. Kaufman

Senior Vice President of Legal
Affairs, Secretary and Chief
Administrative Officer

Eugene J. Midlock

Vice President, Taxes

Steven M. Neil

Chief Financial Officer,
Vice President and Treasurer

Nicholas J. Pichotta

Chief Executive Officer,
CooperSurgical, Inc.

Paul Remmell

President and Chief Operating Officer,

CooperSurgical, Inc.

Principal Subsidiaries

CooperVision, Inc.

21062 Bake Parkway, Suite 200

Lake Forest, CA 92630

Voice: 949-597-8130

Fax: 949-597-0663

www.coopervision.com

CooperSurgical, Inc.

95 Corporate Drive

Trumbull, CT 06611

Voice: 203-601-5200

Fax: 203-601-1007

www.coopersurgical.com

Corporate Offices

The Cooper Companies, Inc.

21062 Bake Parkway, Suite 200

Lake Forest, CA 92630

Voice: 949-597-4700

Toll free: 888-822-2660

Fax: 949-597-0662

The Cooper Companies, Inc.

6140 Stoneridge Mall Road

Suite 590

Pleasanton, CA 94588

Voice: 925-460-3600

Fax: 925-460-3648

www.coopercos.com

Investor Information

To access without charge our current share price, recent news releases and annual report on Securities and Exchange Commission Form 10-K without exhibits, call 1-800-334-1986 at any time. Information about the Company’s corporate governance program, recent investor presentations, replays of quarterly conference calls and historical stock quotes are available on the World Wide Web at www.coopercos.com.

Investor Relations Contact

B. Norris Battin

Vice President, Investor Relations
and Communications

21062 Bake Parkway, Suite 200
Lake Forest, CA 92630

Voice: 949-597-4700

Fax: 949-597-3688

E-mail: ir@coopercompanies.com

Annual Meeting

The Cooper Companies will hold its Annual Stockholders’ Meeting on Tuesday, March 21, 2006, at

The Benjamin Hotel,

125 East 50th Street at Lexington

Avenue, New York, NY

at 10 A.M.

Transfer Agent

American Stock Transfer & Trust Company

40 Wall Street

New York, NY 10005

800-937-5449

Trademarks

The Cooper Companies, Inc., its subsidiaries or affiliates own, license or distribute the registered trademarks and trademarks listed in this report. Filshie® is a registered trademark of FemCare (Cyprus) Limited Corporation.

Independent Auditors

KPMG LLP

Stock Exchange Listing

The New York Stock Exchange

Ticker Symbol “COO”