Form 10-Q/A
period 2005-01-31
COOPER COMPANIES INC
filed 2006-02-08
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On January 17, 2006, The Cooper Companies, Inc. (Cooper or the Company) filed with the Securities and Exchange Commission (SEC) our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (the 2005 Form 10-K) which restated, in Note 14 to the Consolidated Financial Statements, our previously filed fiscal year 2005 financial statements for the first three quarters of fiscal 2005. This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q previously filed with the SEC on March 11, 2005 for the quarter ended January 31, 2005 (the original Form 10-Q) amends and restates the original Form 10-Q to (i) summarize the impact and effect of the restatement on the quarter ended January 31, 2005, (ii) amend Items 1 and 2 of Part I to reflect the restatement, (iii) amend Item 3 of Part II to incorporate certain information in Item 2 as amended, (iii) amend Item 4 to reflect our reassessment of our internal control over financial reporting as a result of the material weakness in our internal control disclosed in Item 9A of the 2005 Form 10-K and discussed below under “The Restatement,” and (iv) amend Item 6 of Part II to include as exhibits, pursuant to the rules of the SEC, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this amendment.

This amendment amends only those items of the original Form 10-Q set forth above. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to reflect events occurring after the filing of the original Form 10-Q or to otherwise modify or update such disclosures except as required to reflect the effects of the restatement, or (ii) to make revisions to the Notes to the Consolidated Condensed Financial Statements except for those which are required by or result from the effects of the restatement and, in the case of the pro forma calculation of stock-based compensation in Note 1, to reflect the restatement and provide consistency with the presentation in the 2005 Form 10-K. Thus, no other information contained in the original Form 10-Q has been updated or amended. Among other things, forward looking statements made in the original Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the original Form 10-Q (other than the restatement), and such forward looking statements should be read in their historical context. For additional information regarding the restatement, see Note 2 to the Consolidated Financial Statements included in Part I — Item 1 of this amendment.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

The Restatement

Overview

On January 17, 2006, we filed our Form 10-K for the fiscal year ended October 31, 2005, which included restated financial statements for the first three quarters of our fiscal year ended October 31, 2005. In this Form 10-Q/A, we are restating our previously filed financial statements for the three-month period ended January 31, 2005, to reflect adjustments required with respect to the allocation of the purchase price for the acquisition of Ocular Sciences, Inc. (Ocular) and other adjustments.

Discussion

The restatement adjustment for fiscal year 2005 and the effects of those adjustments on the three months ended January 31, 2005, are described within each subsection below:

Allocation of the Purchase Price of Ocular

The Company determined that it made an error in its initial allocation of purchase price to customer relationships and manufacturing technology acquired in the purchase of Ocular. The Company originally ascribed $30 million to intangible assets other than goodwill, but subsequently determined that it should have allocated $130 million to intangible assets other than goodwill, specifically $70 million to customer relationships and $60 million to manufacturing technology. This correction resulted in the recognition of additional amortization expense which impacted operating income in the amount of $700,000 for the three months ended January 31, 2005.

Other Adjustments

The Company corrected several items, which were immaterial individually and in the aggregate, which adversely impacted net income in the amount of $223,000 for the three months ended January 31, 2005.

The aggregate impact of the fiscal year 2005 restatement on our financial statements for the three months ended January 31, 2005, is to decrease our previously reported three-month net income by $800,000.

Restatement and Adjustment Impact on Consolidated Condensed Statement of Income

	Three Months Ended January 31, 2005
(In millions, except per share amounts)	As Previously Reported	Net Change	Restated
Net sales	$147.9	$(0.3)	$147.6
Cost of sales	55.6	(0.2)	55.4
Gross profit	92.3	(0.1)	92.2
Selling, general and administrative expense	60.2	0.3	60.5
Amortization of intangibles	0.9	0.7	1.6
Operating income	27.7	(1.1)	26.6
Interest expense	3.7	(0.1)	3.6
Income before taxes	23.4	(1.0)	22.4
Provision for income taxes	4.9	(0.3)	4.6
Net income (decrease) increase	18.5	(0.8)	17.7
Earnings per share
Basic	$0.53	$(0.03)	$0.50
Diluted	$0.48	$(0.02)	$0.46

Restatement and Adjustment Impact on Consolidated Condensed Balance Sheet

(In millions)

	January 31, 2005
	As Previously Reported	Net Change	Restated
ASSETS

Trade receivables, net	$145.3	$(0.3)	$145.0
Inventories	196.9	0.1	197.0
Total current assets	439.0	(0.2)	438.8
Property, plant and equipment, net	319.7	(2.2)	317.5
Goodwill, net	1,296.3	(79.6)	1,216.7
Other intangible assets, net	60.6	99.4	160.0
Deferred tax asset	16.9	(16.9)	—
Total assets	2,145.5	0.5	2,146.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current portion of long-term debt	21.8	(0.3)	21.5
Employee compensation and benefits	32.6	(3.3)	29.3
Accrued acquisition costs	58.1	(1.4)	56.7
Accrued income taxes	9.3	(0.1)	9.2
Other current liabilities	51.8	(0.4)	51.4
Total current liabilities	202.1	(5.5)	196.6
Long-term debt	723.0	(2.0)	721.0
Deferred tax liability	6.0	5.7	11.7
Accrued pension liability and other	9.9	3.1	13.0
Total liabilities	940.9	1.3	942.2
Retained earnings	212.5	(0.8)	211.7
Total stockholders’ equity	1,204.5	(0.8)	1,203.7
Total liabilities and stockholders’ equity	$2,145.5	$0.5	$2,146.0

Restatement and Adjustment Impact on Consolidated Condensed Cash Flows

(In millions)

	Three Months Ended January 31, 2005
	As Previously Reported	Net Change	Restated
Cash flows from operating activities, net of effects from acquisitions:
Net income	$18.5	$(0.8)	$17.7
Depreciation and amortization	7.6	0.6	8.2
Increase in operating capital	7.6	(5.3)	2.3
Other non-cash items	3.0	4.6	7.6
Net cash provided by operating activities	36.7	(0.9)	35.8
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(616.6)	0.9	(615.7)
Net cash used by investing activities	$(626.4)	$0.9	$(625.5)

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

Three Months Ended January 31,	2005 Restated (Note 2)	2004
Net sales	$147,550	$109,734
Cost of sales	55,432	39,778

Gross profit	92,118	69,956
Selling, general and administrative expense	60,395	43,237
Research and development expense	2,830	1,525
Restructuring costs	666	—
Amortization of intangibles	1,610	345

Operating income	26,617	24,849
Interest expense	3,648	1,491
Other (expense) income, net	(614)	480

Income before income taxes	22,355	23,838
Provision for income taxes	4,646	5,483

Net income	17,709	18,355
Add interest charge applicable to convertible debt, net of tax	524	523

Income for calculating earnings per share	$18,233	$18,878

Earnings per share:
Basic	$0.50	$0.57

Diluted	$0.46	$0.52

Number of shares used to compute earnings per share:
Basic	35,209	32,167

Diluted	39,479	36,133

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(In thousands)

(Unaudited)

	January 31, 2005 Restated (Note 2)	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$28,494	$39,368
Trade receivables, net	144,968	99,269
Marketable securities	—	1,829
Inventories	197,024	107,607
Deferred tax asset	30,861	20,296
Prepaid and other current assets	37,416	36,129

Total current assets	438,763	304,498

Property, plant and equipment, net	317,489	151,065
Goodwill, net	1,216,688	310,600
Other intangible assets, net	159,974	31,768
Deferred tax asset	—	10,315
Other assets	12,990	3,315

	$2,145,904	$811,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,439	$20,871
Accounts payable	28,529	21,684
Employee compensation and benefits	29,273	17,456
Accrued acquisition costs	56,684	11,843
Accrued income taxes	9,224	15,171
Other current liabilities	51,438	24,564

Total current liabilities	196,587	111,589
Long-term debt	720,991	144,865
Deferred tax liability	11,673	6,026
Accrued pension liability and other	12,948	4,920

Total liabilities	942,199	267,400

Stockholders’ equity:
Common stock, 10 cents par value	4,440	3,334
Additional paid-in capital	962,985	327,811
Accumulated other comprehensive income and other	32,141	26,971
Retained earnings	211,747	195,021
Treasury stock at cost	(7,608)	(8,976)

Total stockholders’ equity	1,203,705	544,161

	$2,145,904	$811,561

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

Three Months Ended January 31,	2005 Restated (Note 2)	2004
Cash flows from operating activities:
Net income	$17,709	$18,355
Depreciation and amortization	8,182	3,589
Decrease (increase) in operating capital	2,289	(22,029)
Other non-cash items	7,627	6,894

Net cash provided from operating activities	35,807	6,809

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,630)	(6,864)
Acquisitions of businesses, net of cash acquired	(615,658)	(5,145)
Sale of marketable securities and other	1,779	2,145

Net cash used by investing activities	(625,509)	(9,864)

Cash flows from financing activities:
Net proceeds of short-term debt	26	1,215
Repayments of long-term debt	(98,425)	(5,276)
Proceeds from long-term debt	675,000	17
Debt acquisition costs	(7,697)	—
Dividends on common stock	(983)	(963)
Exercise of stock options	10,703	5,829

Net cash provided by financing activities	578,624	822

Effect of exchange rate changes on cash and cash equivalents	204	124
Net decrease in cash and cash equivalents	(10,874)	(2,109)
Cash and cash equivalents - beginning of period	39,368	47,433

Cash and cash equivalents - end of period	$28,494	$45,324

Supplemental disclosure of non-cash investing and financing activities:
Ocular Sciences, Inc. acquisition (See Note 3):
Fair value of assets acquired	$1,343,562
Less:
Cash paid	(605,250)
Company stock issued	(622,912)

Liabilities assumed and acquisition costs accrued	$115,400

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(In thousands)

(Unaudited)

Three Months Ended January 31,	2005 Restated (Note 2)	2004
Net income	$17,709	$18,355
Other comprehensive income
Foreign currency translation adjustment	5,492	13,182
Change in value of derivative instruments, net of tax:	5	5
Unrealized gain (loss) on marketable securities, net of tax:
Gain arising during the period	81	748
Reclassification adjustment	(71)	(427)

	10	321

Other comprehensive income, net of tax	5,507	13,508

Comprehensive income	$23,216	$31,863

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

During interim periods, we follow the accounting policies described in our Form 10-K for the fiscal year ended October 31, 2004. Please refer to this when reviewing this Form 10-Q/A. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Readers should not assume that the results reported here either indicate or guarantee future performance.

The restated unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at January 31, 2005 and October 31, 2004, the consolidated results of its operations for the three months ended January 31, 2005 and 2004 and its cash flows for the three months ended January 31, 2005 and 2004. Most of these adjustments are normal and recurring. However, certain adjustments associated with the acquisition of Ocular Sciences, Inc. and the related financial arrangements are of a nonrecurring nature.

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

As allowed by Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” (SFAS 148) we continue to measure compensation expense using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Accordingly, no compensation cost has been recognized for our employee stock option plans as stock options are granted at market price. We will adopt the provisions of FASB Statement No. 123 (Revised 2004), “Share-based Payment” (SFAS 123R) effective November 1, 2005.

The pro forma impact of stock-based compensation determined under fair value based methods was changed for interim periods of 2005 and 2004 to reflect the lack of tax deductibility of compensation expense on awards issued to employees in foreign countries. Had compensation cost for our stock-based compensation plans been determined under the fair value method required by SFAS 123, as amended by SFAS 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated below.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

	Three Months Ended April 30,
	2005 Restated	2004 Restated
	(In thousands, except per share amounts)

Net income, as reported	$17,709	$18,355

Add: Stock-based director compensation expense included in reported net income, net of related tax effects	14	171

Deduct: Total stock-based employee and director compensation expense determined under fair value based method, net of related tax effects	(1,479)	(1,388)

Pro forma net income	$16,244	$17,138

Basic earnings per share:
As reported	$0.50	$0.57
Pro forma	$0.46	$0.53

Diluted earnings per share:
As reported	$0.46	$0.52
Pro forma	$0.43	$0.49

New Accounting Pronouncement

In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their grant date fair values. Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. SFAS 123R was originally effective for all interim or annual periods beginning after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the SEC) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Note 2. The Restatement

Overview

On January 17, 2006, we filed our Form 10-K for the fiscal year ended October 31, 2005, which included restated financial statements for the first three quarters of our fiscal year ended October 31, 2005. In this Form 10-Q/A, we are restating our previously filed financial statements for the three-month period ended January 31, 2005, to reflect adjustments required with respect to the allocation of the purchase price for the acquisition of Ocular and other adjustments.

Discussion

The restatement adjustment for fiscal year 2005 and the effects of those adjustments on the three months ended January 31, 2005, are described within each subsection below:

Allocation of the Purchase Price of Ocular

The Company determined that it made an error in its initial allocation of purchase price to customer relationships and manufacturing technology acquired in the purchase of Ocular. The Company originally ascribed $30 million to intangible assets other than goodwill, but subsequently determined that it should have allocated $130 million to intangible assets other than goodwill, specifically $70 million to customer relationships and $60 million to manufacturing technology. This correction resulted in the recognition of additional amortization expense which impacted operating income in the amount of $700,000 for the three months ended January 31, 2005.

Other Adjustments

The Company corrected several items, which were immaterial individually and in the aggregate, which adversely impacted net income in the amount of $223,000 for the three months ended January 31, 2005.

The aggregate impact of the fiscal year 2005 restatement on our financial statements for the three months ended January 31, 2005, is to decrease our previously reported three-month net income by $800,000.

Restatement and Adjustment Impact on Consolidated Condensed Statement of Income

	Three Months Ended January 31, 2005
(In millions, except per share amounts)	As Previously Reported	Net Change	Restated
Net sales	$147.9	$(0.3)	$147.6
Cost of sales	55.6	(0.2)	55.4
Gross profit	92.3	(0.1)	92.2
Selling, general and administrative expense	60.2	0.3	60.5
Amortization of intangibles	0.9	0.7	1.6
Operating income	27.7	(1.1)	26.6
Interest expense	3.7	(0.1)	3.6
Income before taxes	23.4	(1.0)	22.4
Provision for income taxes	4.9	(0.3)	4.6
Net income (decrease) increase	18.5	(0.8)	17.7
Earnings per share
Basic	$0.53	$(0.03)	$0.50
Diluted	$0.48	$(0.02)	$0.46

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Restatement and Adjustment Impact on Consolidated Condensed Balance Sheet

(In millions)

	January 31, 2005
	As Previously Reported	Net Change	Restated
ASSETS

Trade receivables, net	$145.3	$(0.3)	$145.0
Inventories	196.9	0.1	197.0
Total current assets	439.0	(0.2)	438.8
Property, plant and equipment, net	319.7	(2.2)	317.5
Goodwill, net	1,296.3	(79.6)	1,216.7
Other intangible assets, net	60.6	99.4	160.0
Deferred tax asset	16.9	(16.9)	—
Total assets	2,145.5	0.5	2,146.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current portion of long-term debt	21.8	(0.3)	21.5
Employee compensation and benefits	32.6	(3.3)	29.3
Accrued acquisition costs	58.1	(1.4)	56.7
Accrued income taxes	9.3	(0.1)	9.2
Other current liabilities	51.8	(0.4)	51.4
Total current liabilities	202.1	(5.5)	196.6
Long-term debt	723.0	(2.0)	721.0
Deferred tax liability	6.0	5.7	11.7
Accrued pension liability and other	9.9	3.1	13.0
Total liabilities	940.9	1.3	942.2
Retained earnings	212.5	(0.8)	211.7
Total stockholders’ equity	1,204.5	(0.8)	1,203.7
Total liabilities and stockholders’ equity	$2,145.5	$0.5	$2,146.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Restatement and Adjustment Impact on Consolidated Condensed Cash Flows

(In millions)

	Three Months Ended January 31, 2005
	As Previously Reported	Net Change	Restated
Cash flows from operating activities, net of effects from acquisitions:
Net income	$18.5	$(0.8)	$17.7
Depreciation and amortization	7.6	0.6	8.2
Increase in operating capital	7.6	(5.3)	2.3
Other non-cash items	3.0	4.6	7.6
Net cash provided by operating activities	36.7	(0.9)	35.8
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(616.6)	0.9	(615.7)
Net cash used by investing activities	$(626.4)	$0.9	$(625.5)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Note 3. Acquisitions

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

Our preliminary allocation of the purchase price is based on Ocular’s preliminary December 31, 2004, unaudited financial statements. We ascribed $903.5 million to goodwill, all of which was assigned to our CooperVision reporting unit. The purchase price allocation also includes $70 million to customer relationships (shelf space and market share), amortized over 15 years and $60 million to manufacturing technology amortized over 10 years, $307 million to tangible assets and $115.4 million to liabilities assumed including about $64.6 million of accrued acquisition costs. The Company originally ascribed $30 million to intangible assets other than goodwill, but subsequently determined that $130 million was allocable to intangible assets other than goodwill as noted. See Note 2. The Restatement. Additionally, $20 million was allocated to in-process research and development, which was recorded in the quarter ended October 31, 2005, when such amount was determinable.

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

Pro Forma Three Months Ended January 31,	2005 Restated	2004 Restated
(In millions, except per share amounts)
Net sales	$197.8	$190.1
Net income	$(14.5)	$14.8
Diluted earnings per share	$(0.29)	$0.33

Note 4. Accrued Acquisition Costs

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Description	Balance Oct. 31, 2004	Additions Restated	Payments	Balance Jan. 31, 2005 Restated
(In thousands)
Plant shutdown	$5,386	$18,783	$3,448	$20,721
Severance	2,083	20,965	5,722	17,326
Legal and consulting	2,788	14,253	3,002	14,039
Hold back due	137	—	—	137
Preacquisition liabilities	768	—	—	768
Other	681	10,602	7,590	3,693

	$11,843	$64,603	$19,762	$56,684

Note 5. Inventories

	January 31, 2005 Restated	October 31, 2004
(In thousands)
Raw materials	$25,233	$15,914
Work-in-process	17,314	13,152
Finished goods	154,477	78,541

	$197,024	$107,607

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

Note 6. Intangible Assets

Goodwill	CVI Restated	CSI Restated	Total Restated
(In thousands)
Balance as of October 31, 2004	$190,772	$119,828	$310,600
Additions during the three months ended January 31, 2005	903,564	1,655	905,219
Other adjustments*	869	—	869

Balance as of January 31, 2005	$1,095,205	$121,483	$1,216,688

*	Primarily translation differences in goodwill denominated in foreign currency.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

	As of January 31, 2005 Restated		As of October 31, 2004
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
(In thousands)
Trademarks	$1,651	$213	$1,651	$204
Technology	83,771	7,261	23,863	6,574
Shelf space and market share	70,281	520	224	127
License and distribution rights and other	16,041	3,776	16,190	3,255

	171,744	$11,770	41,928	$10,160

Less accumulated amortization and translation	11,770		10,160

Other intangible assets, net	$159,974		$31,768

We estimate that amortization expense will be about $13 million per year in the four-year period ending October 31, 2009 and about $11.7 million for the year ending October 31, 2005.

Note 7. Debt

	January 31, 2005 Restated	October 31, 2004
(In thousands)
Short-term:
Notes payable to banks	$557	$531
Current portion of long-term debt	20,882	20,340

	$21,439	$20,871

Long-term:
KeyBank facility	$627,000	$49,875
Convertible senior debentures	112,353	112,317
Capitalized leases	1,071	1,437
County of Monroe Industrial Development Agency bond	1,295	1,365
Other	154	211

	741,873	165,205
Less current portion	20,882	20,340

	$720,991	$144,865

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Credit Facility: On January 6, 2005, Cooper replaced its $225 million syndicated bank credit facility with a $750 million credit agreement, of which $605 million of the proceeds was used to fund the cash portion of the consideration to Ocular shareholders. The facility consists of a $275 million revolving credit facility, a $225 million term loan (Term A) and a $250 million term loan (Term B). The revolving facility and the Term A loan mature on January 6, 2010; the Term B loan matures on January 6, 2012. KeyBank is the administrative agent and JP Morgan Chase is the syndication agent for the twenty-three bank syndication.

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

At January 31, 2005, Cooper’s debt was 38% of total capitalization, the ratio of EBITDA to fixed charges (as defined) was 3.90 to 1, the ratio of debt to EBITDA was 3.46 to 1 and the Senior Leverage Ratio was 2.92 to 1.

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

Notes to Consolidated Financial Statements, Continued

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

Three Months Ended January 31,	2005 Restated	2004
(In thousands, except per share amounts)
Net income	$17,709	$18,355
Add interest charge applicable to convertible debt, net of tax	524	523

Income for calculating diluted earnings per share	$18,233	$18,878

Basic:
Weighted average common shares	35,209	32,167

Basic earnings per common share	$0.50	$0.57

Diluted:
Weighted average common shares	35,209	32,167
Effect of dilutive stock options	1,680	1,376
Shares applicable to convertible debt	2,590	2,590

Diluted weighted average common shares	39,479	36,133

Diluted earnings per share	$0.46	$0.52

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

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

Note 12. Contingencies

United States Tax Court Litigation: On September 29, 2004, the Internal Revenue Service (IRS) issued Notices of Deficiency to Ocular in connection with its audit of Ocular’s income tax returns for the years 1999, 2000 and 2001. The Notice primarily pertains to transfer pricing issues and an alternative adjustment under the anti- deferral provisions of Subpart F of the Internal Revenue Code and asserts that $44.8 million of additional taxes is owed for these years, plus unspecified interest, and approximately $12.7 million in related penalties.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Concluded

(Unaudited)

Segment information:

Three Months Ended January 31,	2005 Restated	2004
(In thousands)
Net sales to external customers:
CVI	$121,049	$87,018
CSI	26,501	22,716

	$147,550	$109,734

Operating income:
CVI	$26,944	$22,607
CSI	3,517	5,365
Corporate	(3,844)	(3,123)

Total operating income	26,617	24,849
Interest expense	(3,648)	(1,491)
Other (expense) income, net	(614)	480

Income before income taxes	$22,355	$23,838

	January 31, 2005 Restated	October 31, 2004
(In thousands)
Identifiable assets:
CVI	$1,895,674	$538,246
CSI	184,945	186,854
Corporate	65,285	86,461

Total	$2,145,904	$811,561

Geographic information:

Three Months Ended January 31,	2005 Restated	2004
(In thousands)
Net sales to external customers by country of domicile:
United States	$80,486	$63,541
Europe	48,205	33,409
Rest of world	18,859	12,784

Total	$147,550	$109,734

	January 31, 2005 Restated	October 31, 2004
(In thousands)
Long-lived assets by country of domicile:
United States	$171,604	$60,205
Europe	156,954	87,554
Rest of world	(11,069)	3,306

Total	$317,489	$151,065

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” beginning on page 11.

Forward-Looking Statements: This Form 10-Q/A contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include certain statements about the integration of the Ocular businesses, our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our or the combined company’s revenue, anticipated market conditions, planned product launches and results of operations are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. These include the risk that the Cooper and Ocular businesses will not be integrated successfully; the risks related to the implementation of information technology systems covering the combined Cooper and Ocular businesses and any delays in such implementation which could result in management having to report a significant deficiency or material weakness in the effectiveness of the Company’s internal control over financial reporting in its 2005 annual report on Form 10-K; the risk that the combined company may not continue to realize anticipated benefits from its cost-cutting measures; the risk inherent in accounting assumptions made in the acquisition, the ultimate validity and enforceability of the companies’ patent applications and patents and the possible infringement of the intellectual property of others.

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

Results of Operations

In this section we discuss the results of our operations for the first quarter of fiscal 2005 and compare them with the same period of fiscal 2004. We discuss our cash flows and current financial condition beginning on page 28 under “Capital Resources and Liquidity.”

On January 6, 2005, Cooper acquired all of the outstanding common stock of Ocular Sciences, Inc. (Ocular), a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses that are brand and product differentiated by distribution channel. Ocular’s results are included in our first fiscal quarter ended January 31, 2005 from January 6, 2005.

On January 17, 2006, we filed our Form 10-K for the fiscal year ended October 31, 2005, which included restated financial statements for the first three quarters of our fiscal year ended October 31, 2005. In this Form 10-Q/A, we are restating our previously filed financial statements for the three-month period ended January 31, 2005, to reflect adjustments required with respect to the allocation of the purchase price for the acquisition of Ocular and other adjustments. See Note 2. The Restatement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

First Quarter Highlights:

•	Restated sales of $147.6 million up 34%, 31% in constant currency.

•	Restated gross profit up 32%; margin down two percentage points to 62% of revenue.

•	Restated operating income up 7% to $26.6 million.

•	Restated diluted earnings per share down 12% to 46 cents from 52 cents, with a 9% increase in the number of shares.

•	Restated results include the $2.1 million write off of one month of the inventory step up to reflect purchased manufacturing profit sold post acquisition, restated restructuring and integration costs of $915,000 and the write-off of the debt issuance costs of our previous credit agreement of $1.6 million.

Selected Statistical Information – Percentage of Sales and Growth

	Percentage of Sales Three Months Ended January 31,		Percentage Growth
	2005 Restated	2004
Net sales	100%	100%	34%
Cost of sales	38%	36%	39%

Gross profit	62%	64%	32%
Selling, general and administrative	41%	39%	40%
Research and development	2%	2%	86%
Restructuring	0%	0%	N/A
Amortization	1%	0%	367%

Operating income	18%	23%	7%

Net Sales: Cooper’s two business units, CooperVision (CVI) and CooperSurgical (CSI) generate all its revenue.

•	CVI markets, develops and manufactures a broad range of contact lenses for the worldwide vision care market.

•	CSI markets, develops and manufactures medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our restated consolidated net sales grew $37.8 million, or 34%:

Three Months Ended January 31,	2005 Restated	2004	Percentage Increase
(In millions)
CVI	$121.1	$87.0	39%
CSI	26.5	22.7	17%

	$147.6	$109.7	34%

CVI Net Sales:

Three Months Ended January 31,	2005 Restated	2004	Growth	% of 2005 Net Sales
(In millions)
Segment
Americas	$60.3	$48.3	25%	50%
Europe	48.0	34.0	41%	40%
Asia/Pacific	12.8	4.7	170%	10%

	$121.1	$87.0	39%	100%

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

Cost of Sales/Gross Profit: Restated gross profit as a percentage of restated net sales (margin) was:

	Margin Three Months Ended January 31,
	2005 Restated	2004
CVI	64%	66%
CSI	55%	54%
Consolidated	62%	64%

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

Selling, General and Administrative (SGA) Expense:

Three Months Ended January 31,	2005 Restated	% Net Sales	2004	% Net Sales	% Increase
($ in millions)
CVI	$46.6	38%	$33.7	39%	38%
CSI	10.0	38%	6.4	28%	56%
Headquarters	3.8	—	3.1	—	23%

	$60.4	41%	$43.2	39%	40%

In the first quarter of 2005, restated consolidated SGA increased 40%, and as a percentage of restated revenue, increased by 2% as compared with 2004. Acquisitions contributed largely to the SGA increases. About $1.6 million of the SGA increase reflects the relative weakness of the U.S. dollar against foreign currencies; with $24.6 million of our SGA outside the U.S. The increase in CSI’s SGA reflects the decision to invest in sales and marketing to increase organic growth. Corporate headquarters’ expenses, which increased 23% to $3.8 million, include added costs due to the Ocular acquisition, continued expenses for projects to maintain the Company’s global trading arrangement and costs to comply with corporate governance requirements.

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

Restructuring: Restated restructuring expenses of $666,000 are CVI operating expenses associated with the integration of Ocular.

Operating Income (Expense): Restated operating income improved by $1.7 million, or 7%, in the fiscal first quarter.

Three Months Ended January 31,	2005 Restated	% Net Sales	2004	% Net Sales	% Increase
($ in millions)
CVI	$26.9	22%	$22.6	26%	19%
CSI	3.5	13%	5.4	24%	(35%)
Headquarters	(3.8)	—	(3.1)	—	(23%)

	$26.6	18%	$24.9	23%	7%

Interest Expense: Restated interest expense increased by $2.2 million or 145%. On January 6, 2005, we replaced our $225 million credit facility with a $750 million credit agreement primarily to fund the acquisition of Ocular. Due to the acquisition, we had $627 million in loans on our credit facility at January 31, 2005 compared to $63.9 million outstanding on January 31, 2004.

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

Provision for Income Taxes: We recorded restated tax expense of $4.6 million in the first quarter of fiscal 2005 compared to $5.5 million in the first quarter of fiscal 2004 on income before income taxes. The restated effective tax rate for the first quarter of fiscal 2005 (provision for taxes divided by income before taxes) was approximately 21 percent compared to approximately 23 percent for the first quarter of fiscal 2004.

With anticipated faster revenue growth outside the U.S. and a favorable mix of products manufactured outside the U.S., Cooper expects that its net operating loss carryforwards in the U.S. will last beyond 2007.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources and Liquidity

First Quarter Highlights:

•	Restated operating cash flow $35.8 million vs. $6.8 million in 2004’s first quarter.

•	Cash payments for acquisitions totaled $615.7 million.

•	Expenditures for purchases of property, plant and equipment (PP&E) $11.6 million vs. $6.9 million in 2004’s first quarter.

Comparative Statistics ($ in millions):

	January 31, 2005 Restated	October 31, 2004
Cash and cash equivalents	$28.5	$39.4
Total assets	$2,145.9	$811.6
Working capital	$242.2	$192.9
Total debt	$742.4	$165.7
Stockholders’ equity	$1,203.7	$544.2
Ratio of debt to equity	0.62:1	0.30:1
Debt as a percentage of total capitalization	38%	23%
Operating cash flow - twelve months ended	$130.2	$101.2

Operating Cash Flow: Restated cash flow provided from operating activities continues as Cooper’s major source of liquidity, totaling $35.8 million in the first quarter of fiscal 2005 and $130.2 million over the twelve-month period ended January 31, 2005.

Major uses of cash for operating activities in the first quarter included $2.9 million to fund entitlements under Cooper’s bonus plans and $9.0 million in interest payments.

Restated working capital increased $49.3 million in the first quarter of fiscal 2005 due to increases of $89.4 million in inventory, $45.7 million in receivables and $11.9 million in current deferred tax assets and other. These increases were partially offset as cash decreased $10.9 million, primarily to fund acquisitions, marketable securities decreased $1.8 million from sales of securities, current accrued liabilities and accounts payable increased $84.4 million, and short-term debt increased $568,000. The significant increase in working capital is primarily due to the acquisition of Ocular; however, growth in the overall business, smaller acquisitions and the effect of foreign exchange also contributed.

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

Investing Cash Flow: The restated cash outflow of $625.5 million from investing activities was driven by payments of $615.7 million for acquisitions, primarily the purchase of Ocular, and capital expenditures of $11.6 million, used primarily to expand manufacturing capacity and continue the rollout of new information systems. This was partially offset by proceeds from the sale of marketable securities of $1.8 million.

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

Outlook

We believe that cash and cash equivalents on hand of $28.5 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We expect capital expenditures in fiscal year 2005 of $120—$130 million with about 70% to expand manufacturing capacity, about 20% for conversion of CVI’s products to the Gen II manufacturing platform acquired from Ocular and about 10% for information technology. At January 31, 2005, we had $119 million available under the KeyBank line of credit.

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

On January 6, 2005, to fund the cash portion of consideration to Ocular shareholders, Cooper replaced its $225 million credit facility with a $750 million credit agreement. At January 31, 2005, we had outstanding borrowings of $627 million on the credit facility with $475 million on the term loans and $152 million on the revolver. See Note 7. Debt.

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

Due to the acquisition of Ocular, at January 31, 2005 Cooper had additional restated operating lease obligations of $26 million which includes about $15.5 million of obligations for restructuring activities accrued in the acquisition. Payments on the operating leases are due $5.7 million in the current period ending October 31, 2005, $10.1 million within the subsequent two fiscal year period 2006 through 2007, $5.2 million within the two fiscal year period 2008 through 2009 and $5 million thereafter.

As of January 31, 2005, the scheduled maturities of Cooper’s variable rate long-term debt obligations (excluding capital leases), their weighted average interest rates and their estimated fair values were as follows:

Fiscal Year	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
($ in millions)
Long-term debt
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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2005, the end of the fiscal quarter covered by this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. As further discussed below, a material weakness was identified in the Company’s internal control over financial reporting as of January 31, 2005 and October 31, 2005 in connection with the preparation and filing of the Company’s 2005 Form 10-K. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, the Company re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2005. Based upon this re-evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2005 to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the preparation and filing of the Company’s 2005 Form 10-K, Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. This assessment excluded certain divisions of Ocular, which was acquired on January 6, 2005, representing approximately 11% of our consolidated assets, 4% of consolidated liabilities and 26% of consolidated revenues as of and for the year ended October 31, 2005. The assessment identified the following material weakness in the Company’s internal control over financial reporting: the Company did not have sufficient personnel with adequate knowledge regarding accounting for acquisitions in accordance with generally accepted accounting principles. In addition, the Company did not have policies and procedures regarding a periodic review of existing accrued liabilities related to business combinations. This material weakness resulted in the restatement of the Company’s previously issued financial statements for the quarters ended January 31, April 30 and July 31, 2005, in Note 14 to the Consolidated Financial Statements in the 2005 Form 10-K , to correct errors related to the purchase price allocation and resulting amortization of intangible assets acquired in the Ocular acquisition.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

The Cooper Companies, Inc.
(Registrant)

Date: February 8, 2006	/s/ Rodney E. Folden
Rodney E. Folden Corporate Controller (Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 8 to the Consolidated Condensed Financial Statements in this report.