Form 10-Q/A
period 2005-04-30
COOPER COMPANIES INC
filed 2006-02-08
CIK 711404

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

EXPLANATORY NOTE

On January 17, 2006, The Cooper Companies, Inc. (Cooper or the Company) filed with the Securities and Exchange Commission (SEC) our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (the 2005 Form 10-K) which restated, in Note 14 to the Consolidated Financial Statements, our previously filed fiscal year 2005 financial statements for the first three quarters of fiscal 2005. This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q previously filed with the SEC on June 9, 2005 for the quarter ended April 30, 2005 (the original Form 10-Q) amends and restates the original Form 10-Q to (i) summarize the impact and effect of the restatement on the quarter ended April 30, 2005, (ii) amend Items 1 and 2 of Part I to reflect the restatement, (iii) amend Item 3 of Part II to incorporate certain information in Item 2 as amended, (iii) amend Item 4 to reflect our reassessment of our internal control over financial reporting as a result of the material weakness in our internal control disclosed in Item 9A of the 2005 Form 10-K and discussed below under “The Restatement” and to update the discussion of remediation of material weaknesses disclosed in the original Form 10-Q, and (iv) amend Item 6 of Part II to include as exhibits, pursuant to the rules of the SEC, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this amendment.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

The Restatement

Overview

On January 17, 2006, we filed our Form 10-K for the fiscal year ended October 31, 2005, which included restated financial statements for the first three quarters of our fiscal year ended October 31, 2005. In this Form 10-Q/A, we are restating our previously filed financial statements for each of the three- and six-month periods ended April 30, 2005, to reflect adjustments required with respect to the allocation of the purchase price for the acquisition of Ocular Sciences, Inc. (Ocular) and other adjustments.

Discussion

The restatement adjustment for fiscal year 2005 and the effects of those adjustments on the three and six months ended April 30, 2005, are described within each subsection below:

Allocation of the Purchase Price of Ocular

The Company determined that it made an error in its initial allocation of purchase price to customer relationships and manufacturing technology acquired in the purchase of Ocular. The Company originally ascribed $30 million to intangible assets other than goodwill, but subsequently determined that it should have allocated $130 million to intangible assets other than goodwill, specifically $70 million to customer relationships and $60 million to manufacturing technology. This correction resulted in the recognition of additional amortization expense which impacted operating income in the amount of $2.2 million and $2.9 million for the three and six months ended April 30, 2005.

Other Adjustments

The Company corrected several items, which were immaterial individually and in the aggregate, which increased net income in the amount of $10,000 for the three months ended April 30, 2005 and adversely impacted net income in the amount of $213,000 for the six months ended April 30, 2005.

The aggregate impact of the fiscal year 2005 restatement on our financial statements for the three and six months ended April 30, 2005, is to decrease our previously reported three-month net income by $1.7 million and decrease our six-month net income by $2.5 million.

Restatement and Adjustment Impact on Consolidated Condensed Statement of Income

	Three Months Ended April 30, 2005			Six Months Ended April 30, 2005
(In millions, except per share amounts)	As Previously Reported	Net Change	Restated	As Previously Reported	Net Change	Restated
Net sales	$215.8	$(0.3)	$215.5	$363.7	$(0.7)	$363.0
Cost of sales	85.0	(0.2)	84.8	140.5	(0.3)	140.2
Gross profit	130.8	(0.1)	130.7	223.2	(0.4)	222.8
Selling, general and administrative expense	79.3	0.2	79.5	139.4	0.5	139.9
Restructuring costs	1.9	(0.2)	1.7	2.7	(0.3)	2.4
Amortization of intangibles	1.2	2.2	3.4	2.1	2.9	5.0
Operating income	43.0	(2.3)	40.7	70.8	(3.5)	67.3
Interest expense	8.1	(0.1)	8.0	11.8	(0.1)	11.7
Income before taxes	37.4	(2.2)	35.2	60.9	(3.4)	57.5
(Benefit) provision for income taxes	7.8	(0.4)	7.4	12.7	(0.7)	12.0
Net income (decrease) increase	29.5	(1.7)	27.8	48.0	(2.5)	45.5
Earnings per share
Basic	$0.67	$(0.04)	$0.63	$1.21	$(0.07)	$1.14
Diluted	$0.62	$(0.03)	$0.59	$1.11	$(0.05)	$1.06

Restatement and Adjustment Impact on Consolidated Condensed Balance Sheet

(In millions)

	April 30, 2005
	As Previously Reported	Net Change	Restated
ASSETS
Inventories	$190.5	$0.3	$190.8
Deferred tax assets	25.6	0.1	25.7
Total current assets	434.4	0.4	434.8
Property, plant and equipment, net	344.5	(2.0)	342.5
Goodwill, net	1,290.7	(80.8)	1,209.9
Other intangible assets, net	60.3	97.4	157.7
Deferred tax asset	16.2	(16.2)	—
Total assets	2,161.3	(1.2)	2,160.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	30.2	(0.3)	29.9
Accounts payable	36.8	0.1	36.9
Employee compensation and benefits	33.1	(3.5)	29.6
Accrued acquisition costs	50.9	(1.8)	49.1
Accrued income taxes	12.7	(0.2)	12.5
Other current liabilities	56.7	(0.5)	56.2
Total current liabilities	220.4	(6.2)	214.2
Long-term debt	689.4	(1.9)	687.5
Deferred tax liability	6.4	6.0	12.4
Accrued pension liability and other	6.2	3.2	9.4
Total liabilities	922.3	1.1	923.4
Accumulated other comprehensive income	31.6	0.1	31.7
Retained earnings	242.1	(2.5)	239.6
Total stockholders’ equity	1,239.0	(2.3)	1,236.7
Total liabilities and stockholders’ equity	$2,161.3	$(1.2)	$2,160.1

Restatement and Adjustment Impact on Consolidated Condensed Cash Flows

(In millions)

	Six Months Ended April 30, 2005
	As Previously Reported	Net Change	Restated
Cash flows from operating activities, net of effects from acquisitions:
Net income	$48.0	$(2.5)	$45.5
Depreciation and amortization	18.4	2.7	21.1
Increase in operating capital	5.8	(7.4)	(1.6)
Other non-cash items	7.9	5.8	13.7
Net cash provided by operating activities	80.1	(1.4)	78.7
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(624.4)	1.4	(623.0)
Net cash used by investing activities	$(661.4)	$1.4	$(660.0)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005 Restated (Note 2)	2004	2005 Restated (Note 2)	2004
Net sales	$215,494	$120,552	$363,044	$230,286
Cost of sales	84,785	42,167	140,217	81,945

Gross profit	130,709	78,385	222,827	148,341
Selling, general and administrative expense	79,474	48,877	139,869	92,114
Research and development expense	5,356	1,222	8,186	2,747
Restructuring costs	1,741	—	2,407	—
Amortization of intangibles	3,391	463	5,001	808

Operating income	40,747	27,823	67,364	52,672
Interest expense	8,015	1,488	11,663	2,979
Other income, net	2,469	1,182	1,855	1,662

Income before income taxes	35,201	27,517	57,556	51,355
Provision for income taxes	7,374	5,818	12,020	11,301

Net income	27,827	21,699	45,536	40,054
Add interest charge applicable to convertible debt, net of tax	524	524	1,048	1,047

Income for calculating diluted earnings per share	$28,351	$22,223	$46,584	$41,101

Earnings per share:
Basic	$0.63	$0.67	$1.14	$1.24

Diluted	$0.59	$0.61	$1.06	$1.13

Number of shares used to compute earnings per share:
Basic	43,980	32,554	39,801	32,359

Diluted	48,104	36,521	44,001	36,332

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(In thousands)

(Unaudited)

	April 30, 2005 Restated (Note 2)	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,119	$39,368
Trade receivables, net	155,168	99,269
Marketable securities	—	1,829
Inventories	190,822	107,607
Deferred tax asset	25,704	20,296
Other current assets	46,005	36,129

Total current assets	434,818	304,498

Property, plant and equipment, net	342,518	151,065
Goodwill, net	1,209,892	310,600
Other intangible assets, net	157,700	31,768
Deferred tax asset	—	10,315
Prepaid and other assets	15,202	3,315

	$2,160,130	$811,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,876	$20,871
Accounts payable	36,858	21,684
Employee compensation and benefits	29,643	17,456
Accrued acquisition costs	49,063	11,843
Accrued income taxes	12,506	15,171
Other current liabilities	56,243	24,564

Total current liabilities	214,189	111,589
Long-term debt	687,485	144,865
Deferred tax liability	12,372	6,026
Accrued pension liability and other	9,368	4,920

Total liabilities	923,414	267,400

Stockholders’ equity:
Common stock, $.10 par value	4,459	3,334
Additional paid-in capital	968,577	327,811
Accumulated other comprehensive income	31,714	26,971
Retained earnings	239,574	195,021
Treasury stock at cost	(7,608)	(8,976)

Total stockholders’ equity	1,236,716	544,161

	$2,160,130	$811,561

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended April 30,
	2005 Restated (Note 2)	2004
Cash flows from operating activities:
Net income	$45,536	$40,054
Depreciation and amortization	21,060	7,527
Increase (decrease) in operating capital	(1,653)	(15,654)
Other non-cash items	13,740	4,932

Net cash provided by operating activities	78,683	36,859

Cash flows from investing activities:
Purchases of property, plant and equipment	(38,820)	(19,247)
Acquisitions of businesses, net of cash acquired	(622,981)	(50,844)
Sale of marketable securities and other	1,779	3,810

Net cash used by investing activities	(660,022)	(66,281)

Cash flows from financing activities:
Net (repayments) proceeds from short-term debt	(400)	3,200
Repayments of long-term debt	(150,234)	(26,690)
Proceeds from long-term debt	702,000	16,031
Debt acquisition costs	(7,697)	—
Dividends on common stock	(983)	(963)
Exercise of stock options	16,314	10,975

Net cash provided by financing activities	559,000	2,553

Effect of exchange rate changes on cash and cash equivalents	90	167
Net decrease in cash and cash equivalents	(22,249)	(26,702)
Cash and cash equivalents - beginning of period	39,368	47,433

Cash and cash equivalents - end of period	$17,119	$20,731

Supplemental disclosure of non-cash investing and financing activities:
Ocular Sciences, Inc. acquisition (see Note 3):
Fair value of assets acquired	$1,343,162
Less:
Cash paid	(605,250)
Company stock issued	(622,912)

Liabilities assumed and acquisition costs accrued	$115,000

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005 Restated (Note 2)	2004	2005 Restated (Note 2)	2004
Net income	$27,827	$21,699	$45,536	$40,054
Other comprehensive income
Foreign currency translation adjustment	(561)	(8,119)	4,931	5,063
Change in value of derivative instruments, net of tax:	(393)	25	(198)	30
Unrealized gain (loss) on marketable securities, net of tax:
Gain (loss) arising during period	—	(938)	81	(190)
Reclassification adjustment	—	(439)	(71)	(866)

	—	(1,377)	10	(1,056)

Other comprehensive income (loss), net of tax	(954)	(9,471)	4,743	4,037

Comprehensive income	$26,873	$12,228	$50,279	$44,091

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005 Restated	2004	2005 Restated	2004
	(In thousands, except per share amounts)
Net income, as reported	$27,827	$21,699	$45,536	$40,054
Add: Stock-based director compensation expense included in reported net income, net of related tax effects	344	—	358	171
Deduct: Total stock-based employee and director compensation expense determined under fair value based method, net of related tax effects	(3,181)	(1,680)	(4,660)	(3,068)

Pro forma net income	$24,990	$20,019	$41,234	$37,157

Basic earnings per share:
As reported	$0.63	$0.67	$1.14	$1.24
Pro forma	$0.57	$0.61	$1.04	$1.15
Diluted earnings per share:
As reported	$0.59	$0.61	$1.06	$1.13
Pro forma	$0.53	$0.57	$0.97	$1.06

New Accounting Pronouncement

In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their grant date fair values. Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. SFAS 123R was originally effective for all interim or annual periods beginning after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the SEC) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Note 2. The Restatement

Overview

On January 17, 2006, we filed our Form 10-K for the fiscal year ended October 31, 2005, which included restated financial statements for the first three quarters of our fiscal year ended October 31, 2005. In this Form 10-Q/A, we are restating our previously filed financial statements for each of the three- and six-month periods ended April 30, 2005, to reflect adjustments required with respect to the allocation of the purchase price for the acquisition of Ocular and other adjustments.

Discussion

The restatement adjustment for fiscal year 2005 and the effects of those adjustments on the three and six months ended April 30, 2005, are described within each subsection below:

Allocation of the Purchase Price of Ocular

The Company determined that it made an error in its initial allocation of purchase price to customer relationships and manufacturing technology acquired in the purchase of Ocular. The Company originally ascribed $30 million to intangible assets other than goodwill, but subsequently determined that it should have allocated $130 million to intangible assets other than goodwill, specifically $70 million to customer relationships and $60 million to manufacturing technology. This correction resulted in the recognition of additional amortization expense which impacted operating income in the amount of $2.2 million and $2.9 million for the three and six months ended April 30, 2005.

Other Adjustments

The Company corrected several items, which were immaterial individually and in the aggregate, which increased net income in the amount of $10,000 for the three months ended April 30, 2005 and adversely impacted net income in the amount of $213,000 for the six months ended April 30, 2005.

The aggregate impact of the fiscal year 2005 restatement on our financial statements for the three and six months ended April 30, 2005, is to decrease our previously reported three-month net income by $1.7 million and decrease our six-month net income by $2.5 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Restatement and Adjustment Impact on Consolidated Condensed Statement of Income

	Three Months Ended April 30, 2005			Six Months Ended April 30, 2005
(In millions, except per share amounts)	As Previously Reported	Net Change	Restated	As Previously Reported	Net Change	Restated
Net sales	$215.8	$(0.3)	$215.5	$363.7	$(0.7)	$363.0
Cost of sales	85.0	(0.2)	84.8	140.5	(0.3)	140.2
Gross profit	130.8	(0.1)	130.7	223.2	(0.4)	222.8
Selling, general and administrative expense	79.3	0.2	79.5	139.4	0.5	139.9
Restructuring costs	1.9	(0.2)	1.7	2.7	(0.3)	2.4
Amortization of intangibles	1.2	2.2	3.4	2.1	2.9	5.0
Operating income	43.0	(2.3)	40.7	70.8	(3.5)	67.3
Interest expense	8.1	(0.1)	8.0	11.8	(0.1)	11.7
Income before taxes	37.4	(2.2)	35.2	60.9	(3.4)	57.5
(Benefit) provision for income taxes	7.8	(0.4)	7.4	12.7	(0.7)	12.0
Net income (decrease) increase	29.5	(1.7)	27.8	48.0	(2.5)	45.5
Earnings per share
Basic	$0.67	$(0.04)	$0.63	$1.21	$(0.07)	$1.14
Diluted	$0.62	$(0.03)	$0.59	$1.11	$(0.05)	$1.06

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Restatement and Adjustment Impact on Consolidated Condensed Balance Sheet

(In millions)

	April 30, 2005
	As Previously Reported	Net Change	Restated
ASSETS
Inventories	$190.5	$0.3	$190.8
Deferred tax assets	25.6	0.1	25.7
Total current assets	434.4	0.4	434.8
Property, plant and equipment, net	344.5	(2.0)	342.5
Goodwill, net	1,290.7	(80.8)	1,209.9
Other intangible assets, net	60.3	97.4	157.7
Deferred tax asset	16.2	(16.2)	—
Total assets	2,161.3	(1.2)	2,160.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	30.2	(0.3)	29.9
Accounts payable	36.8	0.1	36.9
Employee compensation and benefits	33.1	(3.5)	29.6
Accrued acquisition costs	50.9	(1.8)	49.1
Accrued income taxes	12.7	(0.2)	12.5
Other current liabilities	56.7	(0.5)	56.2
Total current liabilities	220.4	(6.2)	214.2
Long-term debt	689.4	(1.9)	687.5
Deferred tax liability	6.4	6.0	12.4
Accrued pension liability and other	6.2	3.2	9.4
Total liabilities	922.3	1.1	923.4
Accumulated other comprehensive income	31.6	0.1	31.7
Retained earnings	242.1	(2.5)	239.6
Total stockholders’ equity	1,239.0	(2.3)	1,236.7
Total liabilities and stockholders’ equity	$2,161.3	$(1.2)	$2,160.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Restatement and Adjustment Impact on Consolidated Condensed Cash Flows

(In millions)

	Six Months Ended April 30, 2005
	As Previously Reported	Net Change	Restated
Cash flows from operating activities, net of effects from acquisitions:
Net income	$48.0	$(2.5)	$45.5
Depreciation and amortization	18.4	2.7	21.1
Increase in operating capital	5.8	(7.4)	(1.6)
Other non-cash items	7.9	5.8	13.7
Net cash provided by operating activities	80.1	(1.4)	78.7
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(624.4)	1.4	(623.0)
Net cash used by investing activities	$(661.4)	$1.4	$(660.0)

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

Our preliminary allocation of the purchase price is based on Ocular’s preliminary December 31, 2004, unaudited financial statements. We ascribed $897.1 million to goodwill, all of which was assigned to our CooperVision reporting unit. The purchase price allocation also includes $70 million to customer relationships (shelf space and market share), amortized over 15 years and $60 million to manufacturing technology amortized over 10 years, $308 million to tangible assets and $115 million to liabilities assumed including about $64.2 million of accrued acquisition costs. The Company originally ascribed $30 million to intangible assets other than goodwill, but subsequently determined that $130 million was allocable to intangible assets other than goodwill as noted. See Note 2. The Restatement. Additionally, $20 million was allocated to in-process research and development, which was recorded in the quarter ended October 31, 2005, when such amount was determinable.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2005 Restated	2004 Restated	2005 Restated	2004 Restated
	(In millions, except per share amounts)
Pro Forma
Net sales	$215.5	$201.4	$413.3	$391.4
Net income	$27.8	$18.0	$13.3	$32.8
Diluted earnings per share	$0.59	$0.39	$0.30	$0.72

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

We estimate that the total restructuring costs under this integration plan will be approximately $25—$30 million and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. The following table summarizes our fiscal 2005 restructuring costs to date (restated):

	Plant Shutdown	Severance	Other	Total Restated
	(In thousands)
Restructuring costs incurred through April 30, 2005	$5	$774	$1,523	$2,302

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

Description	Balance Oct. 31, 2004	Additions Restated	Payments	Balance April 30, 2005 Restated
	(In thousands)
Plant shutdown	$5,386	$20,775	$4,639	$21,522
Severance	2,083	20,033	7,348	14,768
Legal and consulting	2,788	3,368	4,004	2,152
Hold back due	137	—	—	137
Preacquisition liabilities	768	—	—	768
Other	681	20,957	11,922	9,716

	$11,843	$65,133	$27,913	$49,063

Note 5. Inventories

	April 30, 2005 Restated	October 31, 2004
	(In thousands)
Raw materials	$25,926	$15,914
Work-in-process	17,328	13,152
Finished goods	147,568	78,541

	$190,822	$107,607

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Note 6. Intangible Assets

Goodwill

	CVI Restated	CSI Restated	Total Restated
	(In thousands)
Balance as of October 31, 2004	$190,772	$119,828	$310,600
Additions during the six months ended April 30, 2005	897,078	1,707	898,785
Other adjustments*	507	—	507

	$1,088,357	$121,535	$1,209,892

*	Primarily translation differences in goodwill denominated in foreign currency.

Other Intangible Assets

	As of April 30, 2005 Restated		As of October 31, 2004
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$1,651	$219	$1,651	$204
Technology	83,776	9,229	23,863	6,574
Shelf space and market share	70,477	3,387	224	127
License and distribution rights and other	16,322	1,691	16,190	3,255

	$172,226	$14,526	$41,928	$10,160

Less accumulated amortization and translation	14,526		10,160

Other intangible assets, net	$157,700		$31,768

We estimate that amortization expense will be about $13 million per year in the four-year period ending October 31, 2009 and about $11.7 million for the year ending October 31, 2005.

Note 7. Debt

	April 30, 2005 Restated	October 31, 2004
	(In thousands)
Short-term:
Notes payable to banks	$131	$531
Current portion of long-term debt	29,745	20,340

	$29,876	$20,871

Long-term:
KeyBank facility	$603,000	$49,875
Convertible senior debentures	112,389	112,317
Capitalized leases	541	1,437
County of Monroe Industrial Development
Agency bond	1,214	1,365
Other	86	211

	717,230	165,205
Less current portion	29,745	20,340

	$687,485	$144,865

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

Interest Rate Swaps

To meet certain management objectives and specific bank covenants, the Company executed six interest rate swaps on January 14, 2005, effective February 7, 2005 with maturities of 1-3 years with a combined notional value of $500 million. The swaps are designed to fix a portion of the borrowing costs of the Company’s floating rate $750 million syndicated bank credit facility dated January 6, 2005. The fixed rates on the swaps are between 3.28% and 3.78%. The swaps are designated as FAS 133 cash flow hedges of the benchmark interest rate risk associated with certain LIBOR-based interest payments on debt, and they were carefully crafted to match the critical terms of the syndicated bank credit facility. The swaps are expected to continue to be highly effective under the dollar ratio test where the cumulative change in each swap will be divided by the cumulative change in the hypothetical derivatives. Because the documentation for the swaps was incomplete, the interest rate swaps did not qualify for hedge accounting. At April 30, 2005, the fair value of the swaps was recorded as an asset. An offsetting entry is recorded in other income for the three months ended April 30, 2005 equal to the $2.8 million fair value of the swaps. We expect that the documentation will be completed and that the swaps will qualify for hedge accounting treatment in the fiscal third quarter, for the life of the hedge.

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

Note 9. Earnings Per Share (EPS)

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2005 Restated	2004	2005 Restated	2004
	(In thousands, except per share amounts)
Basic:
Net income	$27,827	$21,699	$45,536	$40,054

Weighted average common shares	43,980	32,554	39,801	32,359

Basic earnings per common share	$0.63	$0.67	$1.14	$1.24

Diluted:
Net income	$27,827	$21,699	$45,536	$40,054
Add interest charge applicable to convertible debt, net of tax	524	524	1,048	1,047

Income for calculating diluted earnings per share	$28,351	$22,223	$46,584	$41,101

Weighted average common shares	43,980	32,554	39,801	32,359
Effect of dilutive stock options	1,534	1,377	1,610	1,383
Shares applicable to convertible debt	2,590	2,590	2,590	2,590

Diluted weighted average common shares	48,104	36,521	44,001	36,332

Diluted earnings per share	$0.59	$0.61	$1.06	$1.13

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

Note 10. Income Taxes

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

We consider the operating earnings of our non-United States subsidiaries to be indefinitely invested outside the United States. No provision has been made for the United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is approximately $243.3 million as of April 30, 2005. As a result, the Company has not availed itself of the favorable repatriation provisions of Internal Revenue Code 965.

Note 11. Employee Benefits

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

Note 13. Contingencies

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

Note 14. Business Segment Information

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Concluded

(Unaudited)

Segment information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005 Restated	2004	2005 Restated	2004
	(In thousands)
Net sales to external customers:
CVI	$188,889	$95,045	$309,938	$182,063
CSI	26,605	25,507	53,106	48,223

	$215,494	$120,552	$363,044	$230,286

Operating income:
CVI	$41,220	$25,784	$68,164	$48,391
CSI	4,208	4,646	7,725	10,011
Corporate	(4,681)	(2,607)	(8,525)	(5,730)

Total operating income	40,747	27,823	67,364	52,672
Interest expense	(8,015)	(1,488)	(11,663)	(2,979)
Other (expense) income, net	2,469	1,182	1,855	1,662

Income before income taxes	$35,201	$27,517	$57,556	$51,355

			April 30, 2005	October 31, 2004
Identifiable assets:
CVI			$1,913,329	$538,246
CSI			185,140	186,854
Corporate			61,661	86,461

Total			$2,160,130	$811,561

Geographic information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005 Restated	2004	2005 Restated	2004
	(In thousands)
Net sales to external customers by country of domicile:
United States	$107,069	$70,008	$187,555	$133,549
Europe	66,152	36,285	114,357	69,694
Rest of world	42,273	14,259	61,132	27,043

Total	$215,494	$120,552	$363,044	$230,286

			April 30, 2005 Restated	October 31, 2004
Long-lived assets by country of domicile:
United States			$177,302	$60,205
Europe			162,672	87,554
Rest of world			2,544	3,306

Total			$342,518	$151,065

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

In this section we discuss the results of our operations for the second quarter and six months of fiscal 2005 and compare them with the same periods of fiscal 2004. We discuss our cash flows and current financial condition beginning on page 32 under “Capital Resources and Liquidity.”

On January 17, 2006, we filed our Form 10-K for the fiscal year ended October 31, 2005, which included restated financial statements for the first three quarters of our fiscal year ended October 31, 2005. In this Form 10-Q/A, we are restating our previously filed financial statements for each of the three- and six-month periods ended April 30, 2005, to reflect adjustments required with respect to the allocation of the purchase price for the acquisition of Ocular Sciences, Inc. (Ocular) and other adjustments. See Note 2. The Restatement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Second Quarter Highlights:

•	Restated sales of $215.5 million up 79%, 75% in constant currency.

•	Restated gross profit up 67%; margin decreased to 61% of revenue including nonrecurring items.

•	Restated operating income up 46% to $40.7 million.

•	Restated diluted earnings per share 59 cents down from 61 cents, with a 32% increase in the number of shares.

•	Restated results include the $7.5 million impact related to three months of the inventory step up to reflect purchased manufacturing profit sold post acquisition, $2.7 million of restated restructuring and integration costs and $2.8 million, $0.05 per share, net of tax, for economically effective hedges in the form of interest rate swaps that did not qualify for hedge accounting treatment as of the end of the second quarter.

Six-Month Highlights:

•	Restated sales of $363.0 million up 58%, 54% in constant currency.

•	Restated gross profit up 50%; margin decreased to 61% of revenue including nonrecurring items.

•	Restated operating income up 28% to $67.4 million.

•	Restated diluted earnings per share down 6% to $1.06 from $1.13, with a 21% increase in the number of shares.

•	Restated results include the $9.6 million impact related to four months of the inventory step up to reflect purchased manufacturing profit sold post acquisition, $3.6 million of restated restructuring and integration costs and the $1.6 million write-off of the debt issuance costs of our previous credit agreement.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended April 30,		% Growth	Percent of Sales Six Months Ended April 30,		% Growth
	2005 Restated	2004		2005 Restated	2004
Net sales	100%	100%	79%	100%	100%	58%
Cost of sales	39%	35%	101%	39%	36%	71%

Gross profit	61%	65%	67%	61%	64%	50%
Selling, general and administrative	37%	41%	63%	38%	40%	52%
Research and development	2%	1%	338%	2%	1%	198%
Restructuring	1%	—	N/A	1%	—	N/A
Amortization	2%	—	632%	1%	—	519%

Operating income	19%	23%	46%	19%	23%	28%

Net Sales: Cooper’s two business units, CooperVision (CVI) and CooperSurgical (CSI) generate all its revenue:

•	CVI markets, develops and manufacturers a broad range of soft contact lenses for the worldwide vision care market.

•	CSI markets, develops and manufactures medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Our restated consolidated net sales grew $94.9 million (79%) in the three-month period and $132.8 million (58%) in the six-month period:

	Three Months Ended April 30,			Six Months Ended April 30,
	2005 Restated	2004	Growth	2005 Restated	2004	Growth
	($ in millions)
CVI	$188.9	$95.1	99%	$309.9	$182.1	70%
CSI	26.6	25.5	4%	53.1	48.2	10%

	$215.5	$120.6	79%	$363.0	$230.3	58%

CVI Revenue:

	Three Months Ended April 30,			Six Months Ended April 30,
	2005 Restated	2004	Growth	2005 Restated	2004	Growth
	($ in millions)
Segment
Americas	$90.2	$53.3	69%	$150.6	$101.6	48%
Europe	67.3	36.9	82%	115.1	70.8	63%
Asia-Pacific	31.4	4.9	535%	44.2	9.7	357%

	$188.9	$95.1	99%	$309.9	$182.1	70%

CVI’s worldwide net sales grew 99% and 70% in the three- and six-month periods, 94% and 66% in constant currency. Americas sales grew 69% and 48% in the three- and six-month periods, 68% and 47% in constant currency. European sales grew 82% and 63% in the three- and six-month periods, 74% and 53% in constant currency. Sales to the Asia-Pacific region grew 535% and 357% in the three- and six-month periods, 526% and 348% in constant currency. The inclusion of Ocular net sales, since the acquisition date of January 6, 2005, is the primary reason for CVI’s growth in the three- and six-month periods.

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

Cost of Sales/Gross Profit: Restated gross profit as a percentage of restated sales (margin) was:

	Margin Three Months Ended April 30,		Margin Six Months Ended April 30,
	2005 Restated	2004	2005 Restated	2004
CVI	61%	68%	62%	67%
CSI	56%	55%	56%	55%
Consolidated	61%	65%	61%	64%

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

Selling, General and Administrative (SGA) Expense:

	Three Months Ended April 30,					Six Months Ended April 30,
	2005 Restated	% Net Sales	2004	% Net Sales	% Incr.	2005 Restated	% Net Sales	2004	% Net Sales	% Incr.
	($ in millions)
CVI	$65.4	35%	$37.6	40%	74%	$112.0	36%	$71.4	39%	57%
CSI	9.4	35%	8.7	34%	9%	19.4	37%	15.0	31%	29%
Headquarters	4.7	—	2.6	—	80%	8.5	—	5.7	—	49%

	$79.5	37%	$48.9	41%	63%	$139.9	39%	$92.1	40%	52%

In the second quarter of 2005, restated consolidated SGA increased 63%, and as a percentage of restated revenue decreased to 37% from 41% in the prior year for the three-month period and decreased to 39% from 40% for the six-month period. Acquisitions contributed largely to the SGA increases. About $1.5 million and $3.1 million of the SGA increase in the three- and six-month periods reflected the relative weakness of the U.S. dollar against foreign currencies on the $36.3 million and $60.9 million of SGA outside the U.S. in the three- and six-month periods. The increase in CSI’s SGA reflects the decision to invest in sales and marketing to increase organic growth. Corporate headquarters’ expenses, which increased 22% sequentially and 80%, or $2.1 million, from last year’s second quarter include added costs due to the Ocular acquisition, continued expenses for projects and staff to maintain the Company’s global trading arrangement and costs to comply with corporate governance requirements.

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

Restructuring: Restated restructuring expenses of $1.7 million and $2.4 million for the three- and six-month periods, respectively, are primarily non-acquisition expenses resulting from changes made as a result of the integration of Ocular.

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

We estimate that the total restructuring costs under this integration plan will be approximately $25-$30 million and will be reported as cost of sales or restructuring costs in our Consolidated Statement of Income. See Note 3. Acquisitions.

Operating Income (Expense): Restated operating income improved by $12.9 million, or 46%, and $14.7 million, or 28%, for the three- and six–month periods, respectively:

	Three Months Ended April 30,					Six Months Ended April 30,
	2005 Restated	% Net Sales	2004	% Net Sales	% Incr. (Decr.)	2005 Restated	% Net Sales	2004	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$41.2	22%	$25.8	27%	60%	$68.2	22%	$48.4	27%	41%
CSI	4.2	16%	4.6	18%	(9%)	7.7	15%	10.0	21%	(23%)
Headquarters	(4.7)	—	(2.6)	—	(80%)	(8.5)	—	(5.7)	—	(49%)

	$40.7	19%	$27.8	23%	46%	$67.4	19%	$52.7	23%	28%

Interest Expense: Restated interest expense increased by $6.5 million, or 439%, in the three-month period and $8.7 million, or 292%, in the six-month period. On January 6, 2005, we replaced our $225 million credit facility with a $750 million credit agreement primarily to fund the acquisition of Ocular. Due to the acquisition, we had $603 million in loans on our credit facility at April 30, 2005 compared to $59.3 million outstanding on April 30, 2004.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

In the first half of 2005, we sold 292,000 shares of marketable securities, realizing a gain of approximately $120,000, and we wrote off the debt issuance costs of our previous credit agreement of $1,602,000. The unrealized gain on derivative instruments of $2.8 million, $0.05 per share, net of tax, relates to effective hedges in the form of interest rate swaps that did not qualify for hedge accounting treatment as of the end of the fiscal second quarter. We expect the swaps to qualify for hedge accounting treatment in our fiscal third quarter. See Note 8. Derivative Instruments.

Provision for Income Taxes: We recorded restated tax expense of $12.0 million in the first half of fiscal 2005 compared to $11.3 million in the first half of fiscal 2004 on income before income taxes. The restated effective tax rate for the first half of fiscal 2005 (provision for taxes divided by income before taxes) was approximately 21 percent compared to approximately 22 percent for the first half of fiscal 2004.

With anticipated faster revenue growth outside the U.S. and a favorable mix of products manufactured outside the U.S., Cooper expects that its net operating loss carryforwards in the U.S. will last beyond 2007.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources and Liquidity

Second Quarter Highlights:

•	Restated operating cash flow $42.9 million vs. $30.1 million in last year’s second quarter.

•	Cash payments for acquisitions totaled $7.3 million.

•	Expenditures for purchases of property, plant and equipment (PP&E) $27.2 million vs. $12.4 million in 2004’s second quarter.

Six-Month Highlights:

•	Restated operating cash flow $78.7 million vs. $36.9 million in the first half of 2004.

•	Cash payments for acquisitions totaled $623 million.

•	Expenditures for purchases of PP&E $38.8 million vs. $19.2 million in the first half of 2004.

Comparative Statistics ($ in millions):

	April 30, 2005 Restated	October 31, 2004
Cash and cash equivalents	$17.1	$39.4
Total assets	$2,160.1	$811.6
Working capital	$220.6	$192.9
Total debt	$717.4	$165.7
Stockholders’ equity	$1,236.7	$544.2
Ratio of debt to equity	0.58:1	0.30:1
Debt as a percentage of total capitalization	37%	23%
Operating cash flow – twelve months ended	$143.0	$101.2

Operating Cash Flow: Restated cash flow provided from operating activities continues as Cooper’s major source of liquidity, totaling $78.7 million in the first half of fiscal 2005 and $143 million over the twelve-month period ended April 30, 2005.

Restated working capital increased $27.7 million in the first half of fiscal 2005 due to increases of $83.2 million in inventory, $55.9 million in receivables and $15.3 million in current deferred tax assets and other. These increases were partially offset as cash decreased $22.2 million, primarily to fund acquisitions, marketable securities decreased $1.8 million from sales of securities, current accrued liabilities and accounts payable increased $93.6million, and short-term debt increased $9 million. The significant increase in working capital is primarily due to the acquisition of Ocular; however, growth in the overall business, smaller acquisitions and the effect of foreign exchange also contributed.

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

Investing Cash Flow: The restated cash outflow of $660 million from investing activities was driven by payments of $623 million for acquisitions, primarily the purchase of Ocular, and capital expenditures of $38.8 million, used primarily to expand manufacturing capacity and continue the rollout of new information systems. This was partially offset by proceeds from the sale of marketable securities of $1.8 million.

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

Risk Management

We are exposed to risks caused by changes in foreign exchange, principally our pound sterling and euro denominated debt and receivables and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our revolver and term loan debt under the KeyBank credit agreement varies with the London Interbank Offered Rate. The significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. However in January 2005, steps were taken to minimize this risk by entering into interest rate swaps with total notional value of $500 million maturing in 2006 through 2008. The effect of these interest rate swaps is to convert $500 million of our outstanding long-term debt to a fixed rate. Now, approximately 86% of our debt is fixed rate. See Note 8. Derivative Instruments.

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

Due to the acquisition of Ocular, at April 30, 2005 Cooper had additional restated operating lease obligations of $26.0 million which includes about $15.5 million of obligations for restructuring activities accrued in the acquisition. Payments on the operating leases are due $5.7 million in the current period ending October 31, 2005, $10.1 million within the subsequent two fiscal year period 2006 through 2007, $5.2 million within the two fiscal year period 2008 through 2009 and $5.0 million thereafter.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As further discussed below, an additional material weakness was identified in the Company’s internal control over financial reporting as of April 30, 2005 and October 31, 2005, in connection with the preparation and filing of the Company’s 2005 Form 10-K. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2005, the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Secondly, management concluded that a senior manager had not been forthcoming with KPMG during that firm’s review of the documentation relating to the interest rate swaps in that the manager failed to disclose in a truthful and timely manner when questioned by KPMG that some of the documentation presented was not, as required by SFAS 133, prepared contemporaneously with the Company’s executing the interest rate swaps in January 2005. Upon the Company’s discovery of these facts, the senior manager was terminated and the Company commenced an internal investigation, including an examination of electronic documents and emails. Based upon this investigation, the Company concluded that no other employee was aware of or assisted in the failure to disclose the relevant fact. As further discussed below, additional material weaknesses were identified in the Company’s internal control over financial reporting as of April 30, 2005 and October 31, 2005 in connection with the preparation and filing of the Company’s 2005 Form 10-K.

Based on the failure of these interest rate swaps to qualify for hedge accounting, other income for the quarter ended April 30, 2005 includes $2.8 million, representing $0.05 per share, net of tax, related to the increase in fair value for the interest rate swaps we put in place in connection with our Key Bank line of credit to convert the variable rate of interest on this facility to a fixed rate of interest. The Company intended from the initiation of these interest rate swap agreements to take all required actions to have these instruments treated as hedges for accounting purposes. As part of its efforts in this regard, the Company engaged the services of an expert who provided advice with respect to the interest rate swap transaction. While these instruments are operating as designed to effectively hedge the economic risk we have with respect to changes in the variable rate of interest on our line of credit, the swaps do not currently qualify to be treated as hedges for accounting purposes. KPMG identified shortcomings in the documentation which resulted in the derivative not qualifying as an effective hedge under SFAS 133. Due in part to the complex and detailed requirements under current accounting literature to achieve hedge

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

accounting, we continued to take appropriate steps to have these interest rate swap instruments qualify to be treated as hedges for accounting purposes during our fiscal third quarter.

At the time of the filing of the original 10-Q, the Company was in the process of remediating these material weaknesses in our internal control over financial reporting with respect to accounting for derivative transactions. The remedial actions included:

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

We implemented these changes in our internal control over financial reporting after April 30, 2005. Management believes the measures that had been and were to be implemented to remediate the material weaknesses had a significant and positive impact on the Company’s internal control over financial reporting since April 30, 2005 and anticipates that these measures and other ongoing enhancements will continue to strengthen the Company’s internal control over financial reporting in future periods. Prior to April 30, 2005 there had been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the preparation and filing of the Company’s 2005 Form 10-K, management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This assessment excluded certain divisions of Ocular, which was acquired on January 6, 2005, representing approximately 11% of our consolidated assets, 4% of consolidated liabilities and 26% of consolidated revenues as of and for the year ended October 31, 2005. The assessment identified the following additional material weakness in the Company’s internal control over financial reporting as of April 30, 2005 and October 31, 2005: the Company did not have sufficient personnel with adequate knowledge regarding accounting for acquisitions in accordance with generally accepted accounting principles. In addition, the Company did not have policies and procedures regarding a periodic review of existing accrued liabilities related to business combinations. This material weakness resulted in the restatement of the Company’s previously issued financial statements for the quarters ended January 31, April 30 and July 31, 2005, in Note 14 to the Consolidated Financial Statements in the 2005 Form 10-K , to correct errors related to the purchase price allocation and resulting amortization of intangible assets acquired in the Ocular acquisition

Subsequent to October 31, 2005, management began the process of remediating the aforementioned material weakness in our internal control over financial reporting. The remediation actions we have taken or plan to undertake include:

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Item 6.	Exhibits

Exhibit Number	Description
10.1	Amendment #2 to the Amended and Restated 2001 Long Term Incentive Plan

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 9 to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc. (Registrant)

Date: February 8, 2006	/s/ RODNEY E. FOLDEN
Rodney E. Folden Corporate Controller (Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.
10.1	Amendment #2 to the Amended and Restated 2001 Long Term Incentive Plan

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 9 to the Consolidated Condensed Financial Statements in this report.