Form 10-Q/A
period 2005-07-31
COOPER COMPANIES INC
filed 2006-02-08
CIK 711404

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

EXPLANATORY NOTE

On January 17, 2006, The Cooper Companies, Inc. (Cooper or the Company) filed with the Securities and Exchange Commission (SEC) our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (the 2005 Form 10-K) which restated, in Note 14 to the Consolidated Financial Statements, our previously filed fiscal year 2005 financial statements for the first three quarters of fiscal 2005. This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q previously filed with the SEC on September 9, 2005 for the quarter ended July 31, 2005 (the original Form 10-Q) amends and restates the original Form 10-Q to (i) summarize the impact and effect of the restatement on the quarter ended July 31, 2005, (ii) amend Items 1 and 2 of Part I to reflect the restatement, (iii) amend Item 3 of Part II to incorporate certain information in Item 2 as amended, (iii) amend Item 4 to reflect our reassessment of our internal control over financial reporting as a result of the material weakness in our internal control disclosed in Item 9A of the 2005 Form 10-K and discussed below under “The Restatement” and to update the discussion of remediation of material weaknesses disclosed in the original Form 10-Q, and (iv) amend Item 6 of Part II to include as exhibits, pursuant to the rules of the SEC, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this amendment.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

The Restatement

Overview

On January 17, 2006, we filed our Form 10-K for the fiscal year ended October 31, 2005, which included restated financial statements for the first three quarters of our fiscal year ended October 31, 2005. In this Form 10-Q/A, we are restating our previously filed financial statements for each of the three- and nine-month periods ended July 31, 2005, to reflect adjustments required with respect to the allocation of the purchase price for the acquisition of Ocular Sciences, Inc. (Ocular), accounting for inventory handling costs and other adjustments.

Discussion

The restatement adjustment for fiscal year 2005 and the effects of those adjustments on the three and nine months ended July 31, 2005, are described within each subsection below:

Allocation of the Purchase Price of Ocular

The Company determined that it made an error in its initial allocation of purchase price to customer relationships and manufacturing technology acquired in the purchase of Ocular. The Company originally ascribed $30 million to intangible assets other than goodwill, but subsequently determined that it should have allocated $130 million to intangible assets other than goodwill, specifically $70 million to customer relationships and $60 million to manufacturing technology. This correction resulted in the recognition of additional amortization expense which impacted operating income in the amount of $2.2 million and $5.1 million for the three and nine months ended July 31, 2005.

Inventory Handling Costs

The Company determined that it had charged cost of goods sold $2.2 million in the quarter ended July 31, 2005, related to certain inventory handling costs which should have been capitalized in the quarter. This adjustment resulted in reducing cost of goods sold in the quarter.

Other Adjustments

The Company corrected several items, which were immaterial individually and in the aggregate, which adversely impacted net income in the amount of $178,000 and $391,000 for the three and nine months ended July 31, 2005.

The aggregate impact of the fiscal year 2005 restatement on our financial statements for the three and nine months ended July 31, 2005, is to increase our previously reported three-month net income by $263,000 and decrease our nine-month net income by $2.2 million.

Restatement and Adjustment Impact on Consolidated Condensed Statement of Income

	Three Months Ended July 31, 2005			Nine Months Ended July 31, 2005
(In millions, except per share amounts)	As Previously Reported	Net Change	Restated	As Previously Reported	Net Change	Restated
Net sales	$222.1	$0.8	$222.9	$585.8	$0.2	$586.0
Cost of sales	85.5	(1.4)	84.1	226.1	(1.8)	224.3
Gross profit	136.6	2.2	138.8	359.7	2.0	361.7
Selling, general and administrative expense	80.1	0.7	80.8	219.6	1.0	220.6
Restructuring costs	2.6	(0.9)	1.7	5.2	(1.1)	4.1
Amortization of intangibles	1.2	2.1	3.3	3.3	5.1	8.4
Operating income	45.6	0.3	45.9	116.3	(3.0)	113.3
Interest expense	8.2	(0.1)	8.1	20.0	(0.2)	19.8
Income before taxes	36.6	0.4	37.0	97.4	(2.8)	94.6
(Benefit) provision for income taxes	(0.7)	0.1	(0.6)	12.0	(0.6)	11.4
Net income (decrease) increase	37.4	0.2	37.6	85.4	(2.2)	83.2
Earnings per share
Basic	$0.85	$0.00	$0.85	$2.07	$(0.05)	$2.02
Diluted	$0.79	$0.01	$0.80	$1.92	$(0.05)	$1.87

Restatement and Adjustment Impact on Consolidated Condensed Balance Sheet

(In millions)

	July 31, 2005
	As Previously Reported	Net Change	Restated
ASSETS
Trade receivables, net	$164.7	$0.8	$165.5
Inventories	183.6	2.2	185.8
Deferred tax assets	25.0	(0.9)	24.1
Total current assets	438.3	2.1	440.4
Property, plant and equipment, net	358.1	(4.8)	353.3
Goodwill, net	1,276.2	(80.2)	1,196.0
Other intangible assets, net	59.6	95.2	154.8
Deferred tax asset	30.3	(21.6)	8.7
Total assets	2,176.6	(9.3)	2,167.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	42.9	(0.4)	42.5
Accounts payable	31.8	0.1	31.9
Employee compensation and benefits	34.6	(3.5)	31.1
Accrued acquisition costs	43.9	(2.2)	41.7
Accrued income taxes	3.3	0.4	3.7
Other current liabilities	61.1	(0.5)	60.6
Total current liabilities	217.5	(6.1)	211.4
Long-term debt	680.8	(4.7)	676.1
Accrued pension liability and other	6.3	3.3	9.6
Total liabilities	920.6	(7.5)	913.1
Accumulated other comprehensive income	11.0	0.4	11.4
Retained earnings	278.1	(2.2)	275.9
Total stockholders’ equity	1,256.0	(1.8)	1,254.2
Total liabilities and stockholders’ equity	$2,176.6	$(9.3)	$2,167.3

Restatement and Adjustment Impact on Consolidated Condensed Cash Flows

(In millions)

	Nine Months Ended July 31, 2005
	As Previously Reported	Net Change	Restated
Cash flows from operating activities, net of effects from acquisitions:
Net income	$85.4	$(2.2)	$83.2
Depreciation and amortization	30.0	4.7	34.7
Increase in operating capital	(9.0)	(1.4)	(10.4)
Other non-cash items	12.9	(1.1)	11.8
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(627.6)	2.6	(625.0)
Net cash used by investing activities	(701.7)	2.6	(699.1)
Cash flows from financing activities:
Proceeds from long-term debt	741.0	(2.6)	738.4
Net cash provided by financing activities	$562.8	$(2.6)	$560.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(In thousands, except per share amounts)

(Unaudited)

Item 1.	Financial Statements

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005 Restated (Note 2)	2004	2005 Restated (Note 2)	2004
Net sales	$222,932	$129,079	$585,976	$359,365
Cost of sales	84,103	45,945	224,320	127,890

Gross profit	138,829	83,134	361,656	231,475
Selling, general and administrative expense	80,755	49,012	220,624	141,126
Research and development expense	7,124	1,825	15,310	4,572
Restructuring costs	1,688	—	4,095	—
Amortization of intangibles	3,328	629	8,329	1,437

Operating income	45,934	31,668	113,298	84,340
Interest expense	8,105	1,454	19,768	4,433
Other (expense) income, net	(792)	(459)	1,063	1,203

Income before income taxes	37,037	29,755	94,593	81,110
(Benefit) provision for income taxes	(582)	5,707	11,438	17,008

Net income	37,619	24,048	83,155	64,102
Add interest charge applicable to convertible debt, net of tax	524	524	1,572	1,571

Income for calculating diluted earnings per share	$38,143	$24,572	$84,727	$65,673

Earnings per share:
Basic	$0.85	$0.74	$2.02	$1.97

Diluted	$0.80	$0.67	$1.87	$1.80

Number of shares used to compute earnings per share:
Basic	44,122	32,682	41,257	32,468

Diluted	47,854	36,718	45,282	36,475

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(In thousands)

(Unaudited)

	July 31, 2005 Restated (Note 2)	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$18,049	$39,368
Trade receivables, net	165,487	99,269
Marketable securities	—	1,829
Inventories	185,801	107,607
Deferred tax asset	24,098	20,296
Other current assets	46,996	36,129

Total current assets	440,431	304,498
Property, plant and equipment, net	353,320	151,065
Goodwill, net	1,196,007	310,600
Other intangible assets, net	154,822	31,768
Deferred tax asset	8,677	10,315
Prepaid and other assets	14,085	3,315

	$2,167,342	$811,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$42,509	$20,871
Accounts payable	31,869	21,684
Employee compensation and benefits	31,104	17,456
Accrued acquisition costs	41,673	11,843
Accrued income taxes	3,652	15,171
Other current liabilities	60,555	24,564

Total current liabilities	211,362	111,589
Long-term debt	676,068	144,865
Deferred tax liability	16,138	6,026
Accrued pension liability and other	9,566	4,920

Total liabilities	913,134	267,400

Stockholders’ equity:
Common stock, $.10 par value	4,464	3,334
Additional paid-in capital	970,090	327,811
Accumulated other comprehensive income	11,392	26,971
Retained earnings	275,870	195,021
Treasury stock at cost	(7,608)	(8,976)

Total stockholders’ equity	1,254,208	544,161

	$2,167,342	$811,561

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended July 31,
	2005 Restated (Note 2)	2004
Cash flows from operating activities, net of effects from acquisitions:
Net income	$83,155	$64,102
Depreciation and amortization	34,726	11,555
Increase in operating capital	(10,379)	(19,835)
Other non-cash items	11,797	10,141

Net cash provided by operating activities	119,299	65,963

Cash flows from investing activities:
Purchases of property, plant and equipment	(75,857)	(30,555)
Acquisitions of businesses, net of cash acquired	(625,023)	(55,106)
Sale of marketable securities and other	1,779	3,810

Net cash used by investing activities	(699,101)	(81,851)

Cash flows from financing activities:
Net proceeds from short-term debt	3,068	—
Repayments of long-term debt	(188,619)	(44,918)
Proceeds from long-term debt	738,349	29,031
Debt acquisition costs	(7,697)	—
Dividends on common stock	(2,306)	(1,944)
Exercise of stock options	17,284	12,201

Net cash provided (used) by financing activities	560,079	(5,630)

Effect of exchange rate changes on cash and cash equivalents	(1,596)	160
Net decrease in cash and cash equivalents	(21,319)	(21,358)
Cash and cash equivalents - beginning of period	39,368	47,433

Cash and cash equivalents - end of period	$18,049	$26,075

Supplemental disclosure of non-cash investing and financing activities:
Ocular Sciences, Inc. acquisition (see Note 3):
Fair value of assets acquired	$1,317,962
Less:
Cash paid	(605,250)
Company stock issued	(622,912)

Liabilities assumed and acquisition costs accrued	$89,800

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended 31,
	2005 Restated (Note 2)	2004	2005 Restated (Note 2)	2004
Net income	$37,619	$24,048	$83,155	$64,102
Other comprehensive income:
Foreign currency translation adjustment	(22,328)	3,426	(17,397)	8,489
Change in fair value of derivative instruments, net of tax	2,006	(5)	1,808	25
Minimum pension liability, net of tax	—	606	—	606
Unrealized (loss) gain on marketable securities, net of tax:
(Loss) gain arising during period	—	(770)	81	(960)
Reclassification adjustment	—	—	(71)	(866)

	—	(770)	10	(1,826)

Other comprehensive (loss) income, net of tax	(20,322)	3,257	(15,579)	7,294

Comprehensive income	$17,297	$27,305	$67,576	$71,396

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005 Restated	2004 Restated	2005 Restated	2004 Restated
	(In thousands, except per share amounts)
Net income, as reported	$37,619	$24,048	$83,155	$64,102

Add: Stock-based director compensation expense included in reported net income, net of related tax effects	—	—	358	171

Deduct: Total stock-based employee and director compensation expense determined under fair value based method, net of related tax effects	(1,330)	(1,231)	(5,990)	(4,299)

Pro forma net income	$36,289	$22,817	$77,523	$59,974

Basic earnings per share:
As reported	$0.85	$0.74	$2.02	$1.97
Pro forma	$0.82	$0.70	$1.88	$1.85

Diluted earnings per share:
As reported	$0.80	$0.67	$1.87	$1.80
Pro forma	$0.77	$0.64	$1.76	$1.70

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which replaced and superseded APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their grant date fair values. Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. SFAS 123R was originally effective for all interim or annual periods beginning after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the SEC) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 2. The Restatement

Overview

On January 17, 2006, we filed our Form 10-K for the fiscal year ended October 31, 2005, which included restated financial statements for the first three quarters of our fiscal year ended October 31, 2005. In this Form 10-Q/A, we are restating our previously filed financial statements for each of the three- and nine-month periods ended July 31, 2005, to reflect adjustments required with respect to the allocation of the purchase price for the acquisition of Ocular, accounting for inventory handling costs and other adjustments.

Discussion

The restatement adjustment for fiscal year 2005 and the effects of those adjustments on the three and nine months ended July 31, 2005, are described within each subsection below:

Allocation of the Purchase Price of Ocular

The Company determined that it made an error in its initial allocation of purchase price to customer relationships and manufacturing technology acquired in the purchase of Ocular. The Company originally ascribed $30 million to intangible assets other than goodwill, but subsequently determined that it should have allocated $130 million to intangible assets other than goodwill, specifically $70 million to customer relationships and $60 million to manufacturing technology. This correction resulted in the recognition of additional amortization expense which impacted operating income in the amount of $2.2 million and $5.1 million for the three and nine months ended July 31, 2005.

Inventory Handling Costs

The Company determined that it had charged cost of goods sold $2.2 million in the quarter ended July 31, 2005, related to certain inventory handling costs which should have been capitalized in the quarter. This adjustment resulted in reducing cost of goods sold in the quarter.

Other Adjustments

The Company corrected several items, which were immaterial individually and in the aggregate, which adversely impacted net income in the amount of $178,000 and $391,000 for the three and nine months ended July 31, 2005.

The aggregate impact of the fiscal year 2005 restatement on our financial statements for the three and nine months ended July 31, 2005, is to increase our previously reported three-month net income by $263,000 and decrease our nine-month net income by $2.2 million.

Restatement and Adjustment Impact on Consolidated Condensed Statement of Income

	Three Months Ended July 31, 2005			Nine Months Ended July 31, 2005
(In millions, except per share amounts)	As Previously Reported	Net Change	Restated	As Previously Reported	Net Change	Restated
Net sales	$222.1	$0.8	$222.9	$585.8	$0.2	$586.0
Cost of sales	85.5	(1.4)	84.1	226.1	(1.8)	224.3
Gross profit	136.6	2.2	138.8	359.7	2.0	361.7
Selling, general and administrative expense	80.1	0.7	80.8	219.6	1.0	220.6
Restructuring costs	2.6	(0.9)	1.7	5.2	(1.1)	4.1
Amortization of intangibles	1.2	2.1	3.3	3.3	5.1	8.4
Operating income	45.6	0.3	45.9	116.3	(3.0)	113.3
Interest expense	8.2	(0.1)	8.1	20.0	(0.2)	19.8
Income before taxes	36.6	0.4	37.0	97.4	(2.8)	94.6
(Benefit) provision for income taxes	(0.7)	0.1	(0.6)	12.0	(0.6)	11.4
Net income (decrease) increase	37.4	0.2	37.6	85.4	(2.2)	83.2
Earnings per share
Basic	$0.85	$0.00	$0.85	$2.07	$(0.05)	$2.02
Diluted	$0.79	$0.01	$0.80	$1.92	$(0.05)	$1.87

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Restatement and Adjustment Impact on Consolidated Condensed Balance Sheet

(In millions)

	July 31, 2005
	As Previously Reported	Net Change	Restated
ASSETS
Trade receivables, net	$164.7	$0.8	$165.5
Inventories	183.6	2.2	185.8
Deferred tax assets	25.0	(0.9)	24.1
Total current assets	438.3	2.1	440.4
Property, plant and equipment, net	358.1	(4.8)	353.3
Goodwill, net	1,276.2	(80.2)	1,196.0
Other intangible assets, net	59.6	95.2	154.8
Deferred tax asset	30.3	(21.6)	8.7
Total assets	2,176.6	(9.3)	2,167.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	42.9	(0.4)	42.5
Accounts payable	31.8	0.1	31.9
Employee compensation and benefits	34.6	(3.5)	31.1
Accrued acquisition costs	43.9	(2.2)	41.7
Accrued income taxes	3.3	0.4	3.7
Other current liabilities	61.1	(0.5)	60.6
Total current liabilities	217.5	(6.1)	211.4
Long-term debt	680.8	(4.7)	676.1
Accrued pension liability and other	6.3	3.3	9.6
Total liabilities	920.6	(7.5)	913.1
Accumulated other comprehensive income	11.0	0.4	11.4
Retained earnings	278.1	(2.2)	275.9
Total stockholders’ equity	1,256.0	(1.8)	1,254.2
Total liabilities and stockholders’ equity	$2,176.6	$(9.3)	$2,167.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Restatement and Adjustment Impact on Consolidated Condensed Cash Flows

(In millions)

	Nine Months Ended July 31, 2005
	As Previously Reported	Net Change	Restated
Cash flows from operating activities, net of effects from acquisitions:
Net income	$85.4	$(2.2)	$83.2
Depreciation and amortization	30.0	4.7	34.7
Increase in operating capital	(9.0)	(1.4)	(10.4)
Other non-cash items	12.9	(1.1)	11.8
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(627.6)	2.6	(625.0)
Net cash used by investing activities	(701.7)	2.6	(699.1)
Cash flows from financing activities:
Proceeds from long-term debt	741.0	(2.6)	738.4
Net cash provided by financing activities	$562.8	$(2.6)	$560.2

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

Our preliminary allocation of the purchase price is based on Ocular’s preliminary December 31, 2004, unaudited financial statements. We ascribed $885.8 million to goodwill, all of which was assigned to our CooperVision reporting unit. The purchase price allocation also includes $70 million to customer relationships (shelf space and market share), amortized over 15 years and $60 million to manufacturing technology amortized over 10 years, $333 million to tangible assets and $90 million to liabilities assumed including about $59 million of accrued acquisition costs. The Company originally ascribed $30 million to intangible assets other than goodwill, but subsequently determined that $130 million was allocable to intangible assets other than goodwill as noted. See Note 2. The Restatement. Additionally, $20 million was allocated to in-process research and development, which was recorded in the quarter ended October 31, 2005, when such amount was determinable.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005 Restated	2004 Restated	2005 Restated	2004 Restated
	(In millions, except per share amounts)
Pro Forma
Net sales	$222.9	$213.9	$636.2	$605.4
Net income	$37.6	$25.0	$53.5	$57.8
Diluted earnings per share	$0.80	$0.54	$1.15	$1.26

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

We estimate that the total restructuring costs under this integration plan will be approximately $25—$30 million and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. The following table summarizes our fiscal 2005 restructuring costs to date (restated):

	Plant Shutdown	Severance	Other	Total Restated
				(In thousands)
Restructuring costs incurred through July 31, 2005	$568	$1,594	$3,817	$5,979

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

Description	Balance Oct. 31, 2004	Additions Restated	Payments	Balance July 31, 2005 Restated
	(In thousands)
Plant shutdown	$5,386	$16,414	$5,351	$16,449
Severance	2,083	20,028	8,631	13,480
Legal and consulting	2,788	10,881	6,892	6,777
Hold back due	137	—	—	137
Preacquisition liabilities	768	—	—	768
Other	681	13,667	10,286	4,062

	$11,843	$60,990	$31,160	$41,673

Note 5. Inventories

	July 31, 2005 Restated	October 31, 2004
	(In thousands)
Raw materials	$24,296	$15,914
Work-in-process	18,686	13,152
Finished goods	142,819	78,541

	$185,801	$107,607

Inventories are stated at lower of average cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

Note 6. Intangible Assets

Goodwill

	CVI Restated	CSI Restated	Total Restated
	(In thousands)
Balance as of October 31, 2004	$190,772	$119,828	$310,600
Additions during the nine months ended July 31, 2005	885,759	1,706	887,465
Other adjustments*	(2,058)	—	(2,058)

	$1,074,473	$121,534	$1,196,007

*	Primarily translation differences in goodwill denominated in foreign currency.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Other Intangible Assets

	As of July 31, 2005 Restated		As of October 31, 2004
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$1,651	$229	$1,651	$204
Technology	83,776	11,173	23,863	6,574
Shelf space and market share	70,477	2,863	224	127
License and distribution rights and other	16,836	3,653	16,190	3,255

	172,740	$17,918	41,928	$10,160

Less accumulated amortization and translation	17,918		10,160

Other intangible assets, net	$154,822		$31,768

We estimate that amortization expense will be about $13 million per year in the four-year period ending October 31, 2009 and about $11.7 million for the year ending October 31, 2005.

Note 7. Debt

	July 31, 2005 Restated	October 31, 2004
	(In thousands)
Short-term:
Notes payable to banks	$3,599	$531
Current portion of long-term debt	38,910	20,340

	$42,509	$20,871

Long-term:
KeyBank facility	$601,000	$49,875
Convertible senior debentures	112,425	112,317
Capitalized leases	342	1,437
County of Monroe Industrial Development
Agency bond	1,155	1,365
Other	56	211

	714,978	165,205
Less current portion	38,910	20,340

	$676,068	$144,865

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

At July 31, 2005, Cooper’s debt was 37% of total capitalization, the ratio of EBITDA to fixed charges (as defined) was 2.20 to 1, the ratio of total debt to EBITDA was 2.96 to 1 and the Senior Leverage Ratio was 2.49 to 1.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005 Restated	2004	2005 Restated	2004
	(In thousands, except per share amounts)
Basic:
Net income	$37,619	$24,048	$83,155	$64,102

Weighted average common shares	44,122	32,682	41,257	32,468

Basic earnings per common share	$0.85	$0.74	$2.02	$1.97

Diluted:
Net income	$37,619	$24,048	$83,155	$64,102
Add interest charge applicable to convertible debt, net of tax	524	524	1,572	1,571

Income for calculating diluted earnings per share	$38,143	$24,572	$84,727	$65,673

Weighted average common shares	44,122	32,682	41,257	32,468
Effect of dilutive stock options	1,142	1,446	1,435	1,417
Shares applicable to convert debt	2,590	2,590	2,590	2,590

Diluted weighted average common shares	47,854	36,718	45,282	36,475

Diluted earnings per share	$0.80	$0.67	$1.87	$1.80

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

Segment information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005 Restated	2004	2005 Restated	2004
	(In thousands)
Net sales to external customers:
CVI	$195,908	$102,779	$505,846	$284,842
CSI	27,024	26,300	80,130	74,523

	$222,932	$129,079	$585,976	$359,365

Operating income:
CVI	$46,355	$29,001	$114,519	$77,392
CSI	4,785	5,192	12,510	15,203
Corporate	(5,206)	(2,525)	(13,731)	(8,255)

Total operating income	45,934	31,668	113,298	84,340
Interest expense	(8,105)	(1,454)	(19,768)	(4,433)
Other (expense) income, net	(792)	(459)	1,063	1,203

Income before income taxes	$37,037	$29,755	$94,593	$81,110

			July 31, 2005 Restated	Oct. 31, 2004
Identifiable assets:
CVI			$1,921,381	$538,246
CSI			184,700	186,854
Corporate			61,261	86,461

Total			$2,167,342	$811,561

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

Geographic information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005 Restated	2004	2005 Restated	2004
	(In thousands)
Net sales to external customers:
United States	$112,192	$74,777	$299,747	$208,326
Europe	69,553	39,458	183,910	109,152
Rest of world	41,187	14,844	102,319	41,887

Total	$222,932	$129,079	$585,976	$359,365

	July 31, 2005 Restated	October 31, 2004
Long-lived assets by country of domicile:
United States	$175,753	$60,205
Europe	169,918	87,554
Rest of world	7,649	3,306

Total	$353,320	$151,065

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

On January 17, 2006, we filed our Form 10-K for the fiscal year ended October 31, 2005, which included restated financial statements for the first three quarters of our fiscal year ended October 31, 2005. In this Form 10-Q/A, we are restating our previously filed financial statements for each of the three- and nine-month periods ended July 31, 2005, to reflect adjustments required with respect to the allocation of the purchase price for the acquisition of Ocular Sciences, Inc. (Ocular), accounting for inventory handling costs and other adjustments. See Note 2. The Restatement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Third Quarter Highlights:

•	Restated sales of $222.9 million up 73%, 71% in constant currency.

•	Restated gross profit up 67%; margin decreased to 62% of revenue including nonrecurring items.

•	Restated operating income up 45% to $45.9 million.

•	Restated diluted earnings per share up 19% to 80 cents from 67 cents, with a 30% increase in the number of shares.

•	Restated results include the $7.2 million impact related to three months of the step up of Ocular inventory to reflect purchased manufacturing profit sold post acquisition and $3.7 million of restated restructuring and integration costs.

Nine-Month Highlights:

•	Restated sales of $586.0 million up 63%, 60% in constant currency.

•	Restated gross profit up 56%; margin decreased to 62% of revenue including nonrecurring items.

•	Restated operating income up 34% to $113.3 million.

•	Restated diluted earnings per share up 4% to $1.87 from $1.80, with a 24% increase in the number of shares.

•	Restated results include the $16.8 million impact related to seven months of the step up of Ocular inventory to reflect purchased manufacturing profit sold post acquisition, $7.4 million of restated restructuring and integration costs and the $1.6 million write-off of the debt issuance costs of our previous credit agreement.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended July 31,		% Growth	Percent of Sales Nine Months Ended July 31,		% Growth
	2005 Restated	2004		2005 Restated	2004
Net sales	100%	100%	73%	100%	100%	63%
Cost of sales	38%	36%	83%	38%	36%	75%

Gross profit	62%	64%	67%	62%	64%	56%
Selling, general and administrative	36%	38%	65%	38%	39%	56%
Research and development	3%	1%	290%	3%	1%	235%
Restructuring	1%	—	—	1%	—	—
Amortization	1%	—	429%	1%	1%	480%

Operating income	21%	25%	45%	19%	23%	34%

Net Sales: Cooper’s two business units, CooperVision (CVI) and CooperSurgical (CSI) generate all its revenue:

•	CVI markets, develops and manufacturers a broad range of soft contact lenses for the worldwide vision care market.

•	CSI markets, develops and manufactures medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Our restated consolidated net sales grew $93.9 million (73%) in the three-month period and $226.6 million (63%) in the nine-month period:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2005 Restated	2004	Growth	2005 Restated	2004	Growth
	($ in millions)
CVI	$195.9	$102.8	91%	$505.8	$284.9	78%
CSI	27.0	26.3	3%	80.2	74.5	8%

	$222.9	$129.1	73%	$586.0	$359.4	63%

CVI Revenue by Market:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2005 Restated	2004	Growth	2005 Restated	2004	Growth
	($ in millions)
Americas	$96.8	$57.3	69%	$247.5	$158.9	56%
Europe	70.1	40.0	74%	185.1	110.8	67%
Asia-Pacific	29.0	5.5	424%	73.2	15.2	381%

	$195.9	$102.8	91%	$505.8	$284.9	78%

CVI’s worldwide net sales grew 91% and 78% in the three- and nine-month periods, 88% and 74% in constant currency. Americas sales grew 69% and 56% in the three- and nine-month periods, 67% and 54% in constant currency. European sales grew 74% and 67% in the three- and nine-month periods, 73% and 60% in constant currency. Sales to the Asia-Pacific region grew 424% and 381% in the three- and nine-month periods, 412% and 371% in constant currency. The inclusion of Ocular net sales, since the acquisition date of January 6, 2005, is the primary reason for CVI’s growth in the three- and nine-month periods.

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

Cost of Sales/Gross Profit: Restated gross profit as a percentage of restated sales (margin) was:

	Margin Three Months Ended July 31,		Margin Nine Months Ended July 31,
	2005 Restated	2004	2005 Restated	2004
CVI	63%	67%	63%	67%
CSI	58%	55%	56%	55%
Consolidated	62%	64%	62%	64%

CVI’s margin was 63% for both the third quarter and year to date of fiscal 2005, compared with 67% for each period in the prior year. The decrease is primarily due to the $7.2 million and $16.8 million impact related to the inventory step up adjustment recorded at the acquisition of Ocular and recognized in cost of sales in the third quarter and year-to-date 2005; and $1 million (restated) and $2.3 million (restated), respectively, of restructuring expenses. CVI manufactures about 45% of its lenses in the United Kingdom. The impact of foreign currency on revenue is partially offset by the impact on manufacturing costs.

CSI’s margin was 58%, compared with 55% for the third quarter last year. Higher gross margin reflects continuing efficiencies from the integration of acquisitions, partially offset by foreign exchange variances as CSI imports about 27% of inventory from Europe and Canada.

Selling, General and Administrative (SGA) Expense:

	Three Months Ended July 31,					Nine Months Ended July 31,
	2005 Restated	% Net Sales	2004	% Net Sales	% Incr.	2005 Restated	% Net Sales	2004	% Net Sales	% Incr.
	($ in millions)
CVI	$66.1	34%	$38.1	37%	73%	$177.9	35%	$109.4	38%	63%
CSI	9.5	35%	8.4	32%	13%	29.0	36%	23.4	31%	24%
Headquarters	5.2	—	2.5	—	106%	13.7	—	8.3	—	66%

	$80.8	36%	$49.0	38%	65%	$220.6	38%	$141.1	39%	56%

In the third quarter of 2005, restated consolidated SGA increased 65% and as a percentage of restated revenue decreased to 36% from 38% in the prior year for the three-month period and decreased to 38% from 39% for the nine-month period. Acquisitions, primarily Ocular, contributed largely to the SGA increases. About $700,000 and $3.8 million of the SGA increase in the three- and nine-month periods reflected the relative weakness of the U.S. dollar against foreign currencies on the $37.4 million and $98.3 million of SGA outside the U.S. The increase in CSI’s SGA reflects the decision to invest in sales and marketing to increase organic growth. Corporate headquarters’ expenses, which increased 11% sequentially and 106%, or $2.7 million, from last year’s third quarter include added costs due to the Ocular acquisition, continued expenses for projects and staff to maintain the Company’s global trading arrangement and costs to comply with corporate governance requirements.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Restructuring: Restated restructuring expenses of $1.7 million and $4.1 million for the three- and nine-month periods, respectively, are primarily non-acquisition expenses resulting from changes made as a result of the integration of Ocular.

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

Operating Income (Expense): Restated operating income improved by $14.2 million, or 45%, and $29 million, or 34%, for the three- and nine–month periods, respectively:

	Three Months Ended July 31,					Nine Months Ended July 31,
	2005 Restated	% Net Sales	2004	% Net Sales	% Incr. (Decr.)	2005 Restated	% Net Sales	2004	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$46.3	24%	$29.0	28%	60%	$114.5	23%	$77.4	27%	48%
CSI	4.8	18%	5.2	20%	(8%)	12.5	16%	15.2	20%	(18%)
Headquarters	(5.2)	—	(2.5)	—	(106%)	(13.7)	—	(8.3)	—	(66%)

	$45.9	21%	$31.7	25%	45%	$113.3	19%	$84.3	23%	34%

Interest Expense: Restated interest expense increased by $6.7 million, or 457%, in the three-month period and $15.3 million, or 346%, in the nine-month period. On January 6, 2005, we replaced our $225 million credit facility with a $750 million credit agreement primarily to fund the acquisition of Ocular. Due to the acquisition, we had $601 million in loans on our credit facility at July 31, 2005 compared to $54.6 million outstanding on July 31, 2004.

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

In the first nine months of fiscal 2005, we sold 292,000 shares of marketable securities, realizing a gain of approximately $120,000, and we wrote off the debt issuance costs of our previous credit agreement of $1.6 million. The realized loss of $889,000 in the quarter and the realized year-to-date gain on derivative instruments of $1.9 million relates to effective hedges in the form of interest rate swaps that did not qualify for hedge accounting treatment as of the end of the fiscal second quarter, which were terminated in the fiscal third quarter and replaced with interest rate swaps that did qualify for hedge accounting as of the end of the fiscal third quarter. We expect the new swaps to qualify for hedge accounting through their maturities. See Note 8. Derivative Instruments.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Provision for Income Taxes: We recorded restated tax expense of $11.4 million in the first three quarters of fiscal 2005 compared to $17 million in the first nine months of fiscal 2004 on income before income taxes. The restated effective tax rate for the first nine months of fiscal 2005 (provision for taxes divided by income before taxes) was approximately 12.1 percent compared to approximately 21 percent for the first nine months of fiscal 2004. This is a result of a greater portion of our income continuing to be earned in jurisdictions with tax rates lower than the U.S. In addition, in the three-month period ended July 31, 2005, we released $5.5 million of previously accrued amounts related to the resolution of certain tax contingencies that expired resulting in the income tax benefit for the quarter then ended, and a lower tax rate for the nine-month period ended July 31, 2005.

With anticipated faster revenue growth outside the U.S. and a favorable mix of products manufactured outside the U.S., Cooper expects that its net operating loss carryforwards in the U.S. will last beyond 2008.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources and Liquidity

Third Quarter Highlights:

•	Restated operating cash flow $40.6 million vs. $29.1 million in last year’s third quarter.

•	Cash payments for acquisitions totaled $2 million.

•	Expenditures for purchases of property, plant and equipment (PP&E) $37 million vs. $11.3 million in 2004’s third quarter.

Nine-Month Highlights:

•	Restated operating cash flow $119.3 million vs. $66 million in the first nine months of 2004.

•	Cash payments for acquisitions totaled $625 million.

•	Expenditures for purchases of PP&E $75.9 million vs. $30.6 million in the first nine months of 2004.

Comparative Statistics ($ in millions):

	July 31, 2005 Restated	October 31, 2004
Cash and cash equivalents	$18.0	$39.4
Total assets	$2,167.3	$811.6
Working capital	$229.1	$192.9
Total debt	$718.6	$165.7
Stockholders’ equity	$1,254.2	$544.2
Ratio of debt to equity	0.57:1	0.30:1
Debt as a percentage of total capitalization	36%	23%
Operating cash flow – twelve months ended	$154.5	$101.2

Operating Cash Flow: Restated cash flow provided from operating activities continues as the major source of liquidity, totaling $119.3 million in the first nine months of fiscal 2005 and $154.5 million over the twelve-month period ended July 31, 2005.

Restated working capital increased $36.2 million in the first nine months of fiscal 2005 due to increases of $78.2 million in inventory, $66.2 million in receivables and $14.7 million in current deferred tax assets and other. These increases were partially offset as cash decreased $21.3 million, primarily to fund acquisitions, marketable securities decreased $1.8 million from sales of securities, current accrued liabilities and accounts payable increased $78.1 million, and short-term debt increased $21.6 million. The significant increase in working capital is primarily due to the acquisition of Ocular; however, growth in the overall business, smaller acquisitions and the effect of foreign exchange also contributed.

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

Investing Cash Flow: The restated cash outflow of $699.1 million from investing activities was driven by payments of $625 million for acquisitions, primarily the purchase of Ocular, and capital expenditures of $75.9 million, used primarily to expand manufacturing capacity and continue the rollout of new information systems. This was partially offset by proceeds from the sale of marketable securities of $1.8 million.

Financing Cash Flow: The restated cash inflow of $560.1 million from financing activities was driven by proceeds from debt of $741.1 million and $17.3 million from the exercise of stock options, partially offset by repayment of debt of $188.6 million, payment of debt acquisition costs of $7.7 million and dividends on our common stock of $2.3 million paid in the first and third fiscal quarters of 2005.

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

Due to the acquisition of Ocular, at July 31, 2005 Cooper had additional restated operating lease obligations of $26.0 million which includes about $15.5 million of obligations for restructuring activities accrued in the acquisition. Payments on the operating leases are due $5.7 million in the current period ending October 31, 2005, $10.1 million within the subsequent two fiscal year period 2006 through 2007, $5.2 million within the two fiscal year period 2008 through 2009 and $5.0 million thereafter.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2005, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. As further discussed below, a material weakness was identified in the Company’s internal control over financial reporting as of July 31, 2005 and October 31, 2005 in connection with the preparation and filing of the Company’s 2005 Form 10-K. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, the Company re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2005. Based upon this re-evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2005 to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Management believes that, as a result of these measures, the material weaknesses described above were remediated as of July 31, 2005, the end of the fiscal quarter covered in this report. Except as described above, there was no other changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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