Form 10-K/A
period 2005-10-31
COOPER COMPANIES INC
filed 2006-02-08
CIK 711404

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

THE COOPER COMPANIES, INC.

FORM 10-K/A

(Amendment No. 1)

For the Fiscal Year ended October 31, 2005

EXPLANATORY NOTE

This amendment to our Form 10-K for the fiscal year ended October 31, 2005, filed with the Securities and Exchange Commission (the SEC) on January 17, 2006 (the Original Report), amends that filing to replace the Report of Independent Registered Public Accounting Firm contained in the Original Report with a revised Report of Independent Registered Public Accounting Firm reflecting changes in the fifth and eighth paragraphs thereto which were inadvertently omitted from the report as originally filed. In addition, in light of the foregoing, Consent and Report on Schedule of Independent Registered Public Accounting Firm, included as Exhibit 23 to the Original Report, has been replaced by the Consent and Report on Schedule of Independent Registered Public Accounting Firm included in this amendment. No other changes have been made in this amendment to the information contained in the Original Report.

PART II
Item 8.	Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm	3

PART IV
Item 15.	Exhibits and Financial Statement Schedules	5

PART II

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Cooper Companies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that The Cooper Companies, Inc. did not maintain effective internal control over financial reporting as of October 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of The Cooper Companies, Inc.’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness in internal control over financial reporting has been identified and included in management’s assessment as of October 31, 2005: The Company did not have sufficient personnel with adequate knowledge regarding accounting for acquisitions in accordance with generally accepted accounting principles. In addition, the Company did not have policies and procedures regarding a periodic review of existing accrued liabilities related to business combinations. This material weakness resulted in the restatement of the Company’s previously issued financial statements for the quarters ended January 31, April 30 and July 31, 2005, to correct errors related to the purchase price allocation and resulting amortization of intangible assets acquired in the Ocular acquisition. In addition, similar errors were identified in the Company’s October 31, 2005 financial statements prior to the issuance of such financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

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

In our opinion, management’s assessment that The Cooper Companies, Inc. did not maintain effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Company has not maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Ocular Sciences, Inc. during 2005 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005, certain divisions of Ocular Sciences, Inc.’s internal control over financial reporting associated with assets of approximately 11% of consolidated assets, liabilities of approximately 4% of consolidated liabilities and revenues of 26% of consolidated revenues, included in the consolidated financial statements of The Cooper Companies, Inc. as of and for the year ended October 31, 2005. Our audit of internal control over financial reporting of The Cooper Companies, Inc. also excluded an evaluation of the internal control over financial reporting of these divisions of Ocular Sciences, Inc.

/s/ KPMG LLP

San Francisco, California

January 17, 2006

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

3. Exhibits

23 - Consent and Report on Schedule of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2006.

THE COOPER COMPANIES, INC.

By:	/s/ STEVEN M. NEIL
Steven M. Neil
Chief Financial Officer, Vice President and Treasurer