Form 10-Q
period 2006-01-31
COOPER COMPANIES INC
filed 2006-03-13
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☒                 Accelerated filer  ☐                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	44,514,298 Shares
Class	Outstanding at February 28, 2006

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended January 31,
	2006	2005
Net sales	$205,739	$147,550
Cost of sales	76,578	55,432

Gross profit	129,161	92,118
Selling, general and administrative expense	84,446	60,395
Research and development expense	5,932	2,830
Restructuring costs	1,340	666
Amortization of intangibles	3,729	1,610

Operating income	33,714	26,617
Interest expense	8,428	3,648
Other expense, net	5,163	614

Income before income taxes	20,123	22,355
Provision for income taxes	2,169	4,646

Net income	17,954	17,709
Add interest charge applicable to convertible debt, net of tax	522	524

Income for calculating diluted earnings per share	$18,476	$18,233

Earnings per share:
Basic	$0.40	$0.50

Diluted	$0.39	$0.46

Number of shares used to compute earnings per share:
Basic	44,497	35,209

Diluted	47,614	39,479

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	January 31, 2006	October 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24,597	$30,826
Trade accounts receivable, net of allowance for doubtful accounts of $6,876 at January 31, 2006 and $7,232 at October 31, 2005	155,001	152,610
Inventories	198,480	185,693
Deferred tax assets	21,147	23,449
Prepaid expense and other assets	50,118	51,136

Total current assets	449,343	443,714

Property, plant and equipment, at cost	519,676	477,244
Less: accumulated depreciation and amortization	105,563	97,459

	414,113	379,785

Goodwill	1,209,834	1,169,049
Other intangibles, net	161,096	151,413
Deferred tax assets	20,699	19,716
Other assets	13,173	16,153

	$2,268,258	$2,179,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$38,537	$72,260
Accounts payable	40,880	36,042
Employee compensation and benefits	31,239	30,896
Accrued acquisition costs	37,836	41,110
Accrued income taxes	28,034	26,454
Other current liabilities	48,409	50,860

Total current liabilities	224,935	257,622
Long-term debt	727,234	632,652
Deferred tax liability	7,819	9,118
Accrued pension liability and other	7,606	7,213

Total liabilities	967,594	906,605

Commitments and Contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 44,937 at January 31, 2006 and 44,896 at October 31, 2005, respectively	4,494	4,490
Additional paid-in capital	984,960	977,317
Accumulated other comprehensive income and other	16,642	14,114
Retained earnings	301,056	284,437
Treasury stock at cost: 423 shares at January 31, 2006 and 465 shares at October 31, 2005, respectively	(6,488)	(7,133)

Stockholders’ equity	1,300,664	1,273,225

	$2,268,258	$2,179,830

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net income	$17,954	$17,709
Depreciation and amortization	14,176	8,182
Increase (decrease) in operating capital	(7,946)	2,289
Other non-cash items	8,870	7,627

Net cash provided from operating activities	33,054	35,807

Cash flows from investing activities:
Purchases of property, plant and equipment	(45,960)	(11,630)
Acquisitions of businesses, net of cash acquired	(54,730)	(615,658)
Sale of marketable securities and other	—	1,779

Net cash used by investing activities	(100,690)	(625,509)

Cash flows from financing activities:
Net proceeds of short-term debt	4,183	26
Repayments of long-term debt	(557,110)	(98,425)
Proceeds from long-term debt	613,750	675,000
Debt acquisition costs	(625)	(7,697)
Dividends on common stock	(1,335)	(983)
Exercise of stock options	2,544	10,703

Net cash provided by financing activities	61,407	578,624

Effect of exchange rate changes on cash and cash equivalents	—	204
Net decrease in cash and cash equivalents	(6,229)	(10,874)
Cash and cash equivalents - beginning of period	30,826	39,368

Cash and cash equivalents - end of period	$24,597	$28,494

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended January 31,
	2006	2005
Net income	$17,954	$17,709
Other comprehensive income
Foreign currency translation adjustment	2,881	5,492
Change in value of derivative instruments, net of tax	(12)	5
Minimum pension liability adjustment, net of tax	197	—
Unrealized gain on marketable securities, net of tax:
Gain arising during the period	—	81
Reclassification adjustment	—	(71)

	—	10

Other comprehensive income, net of tax	3,066	5,507

Comprehensive income	$21,020	$23,216

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1. General

The Cooper Companies, Inc. (Cooper or the Company) markets, develops and manufactures healthcare products through its two business units:

•	CooperVision (CVI) markets, develops and manufactures a broad range of contact lenses for the worldwide vision care market. Its leading products are disposable and planned replacement lenses.

•	CooperSurgical (CSI) markets, develops and manufactures medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

During interim periods, we follow the accounting policies described in our Form 10-K for the fiscal year ended October 31, 2005. Please refer to this when reviewing this Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Readers should not assume that the results reported here either indicate or guarantee future performance.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at January 31, 2006 and October 31, 2005, the consolidated results of its operations for the three months ended January 31, 2006 and 2005 and its cash flows for the three months ended January 31, 2006 and 2005. Most of these adjustments are normal and recurring. However, certain adjustments associated with the acquisition of Ocular Sciences, Inc. (Ocular) and the related financial arrangements are of a nonrecurring nature.

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

•	Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured. For contact lenses as well as CSI medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business, since a high percentage of our revenue is from direct sales to doctors.

•	Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the fact that patients require satisfaction of healthcare needs in both strong and weak economies.

•	Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand to maintain high customer service levels in spite of the complexity of our specialty lens product portfolio.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

•	Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. We no longer amortize goodwill. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2005, and our analysis indicated that we had no goodwill impairment.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

New Accounting Pronouncement

Effective November 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) quarterly amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of the adoption of SFAS 123R, the Company’s income before income taxes and net income for the quarter ended January 31, 2006, were $4.9 million and $3.5 million lower, respectively, than under the Company’s previous accounting method for share-based compensation.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as financing cash flows. The company has sufficient net operating loss carryforwards to generally eliminate cash payments for income taxes. Therefore, no cash has been retained as a result of excess tax benefits relating to share based payments made to directors and employees.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net income and basic and diluted income per common share would have been as follows:

Three Months Ended January 31, 2005
(In thousands, except per share amounts)
Net income, as reported	$17,709
Add: Stock-based director compensation expense included in reported net income, net of related tax effects	14
Deduct: Total stock-based employee and director compensation expense determined under fair value based method, net of related tax effects	(1,479)

Pro forma net income	$16,244

Basic earnings per share:
As reported	$0.50
Pro forma	$0.46
Diluted earnings per share:
As reported	$0.46
Pro forma	$0.43

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 2. Acquisitions

Inlet Acquisition: In November 2005, Cooper purchased Inlet Medical, Incorporated (Inlet), a manufacturer of trocar closure systems and pelvic floor reconstruction procedure kits. Inlet offers a cost effective trocar wound closure system and supplies procedure kits for the treatment of pelvic support problems.

We paid $25.5 million in cash for Inlet and, initially, have ascribed $17 million to goodwill, $0.4 million to working capital (including acquisition costs of $1 million), $8 million to other intangibles and $0.1 million to property, plant and equipment. The purchase price can be adjusted up (earn-out) or down at the end of one year based on revenue and operating profit achievements. The allocation of the purchase price is subject to refinement, including determination of the existence of in-process research and development, as we are in the process of obtaining a third party valuation. Subsequent adjustments could be material.

NeoSurg Acquisition: In November 2005, Cooper acquired NeoSurg Technologies, Inc. (NeoSurg) for $23 million in cash. NeoSurg has developed a patented combination reusable and disposable trocar access system to compete in the $285 million market for trocars within the $2.9 billion market for laparoscopic surgical devices.

Initially, we have ascribed $19.2 million to goodwill, $4.9 million to other intangibles, and negative $1.1 million to working capital (including acquisition costs of $1 million). The allocation for the purchase price is subject to refinement, including determination of the existence of in-process research and development, as we are in the process of obtaining a third party valuation. Subsequent adjustments could be material.

Ocular Acquisition: On January 6, 2005, Cooper acquired all of the outstanding common stock of Ocular Sciences, Inc., a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses. The results of Ocular’s operations are included in the Company’s Consolidated Statements of Income from the acquisition date. The aggregate consideration paid for the stock of Ocular was about $1.2 billion plus transaction costs, less acquired cash and cash equivalents. Cooper paid $605 million in cash and issued approximately 10.7 million shares of its common stock, valued at about $623 million, to Ocular stockholders and options holders.

Pro Forma

The following reflects the Company’s unaudited pro forma results had the unaudited results of Ocular been included as of the beginning of the period. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time.

	Three Months Ended January 31,
	2006	2005
	(In millions, except per share amounts)
Pro Forma
Net sales	$205.7	$197.8
Net income	$18.0	$(14.5)
Diluted earnings per share	$0.39	$(0.29)

Note 3. Acquisition and Restructuring Costs

When acquisitions are recorded, we accrue for the estimated direct costs of severance and plant/office closure costs of the acquired business in accordance with applicable accounting guidance including EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Management with the appropriate level of authority have completed or in the cases of Inlet and NeoSurg are in the process of developing their assessment of exit activities of the acquired companies and have substantially completed their plans. In addition, we also accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence. There were no adjustments of accrued acquisition costs included in the determination of net income for the periods reported. Below is a summary of activity related to accrued acquisition costs for the three months ended January 31, 2006.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Description	Balance Oct. 31, 2005	Additions	Payments	Balance Jan. 31, 2006
	(In thousands)
Plant shutdown	$12,442	$180	$2,247	$10,375
Severance	14,725	1,144	1,506	14,363
Legal and consulting	8,918	1,098	2,300	7,716
Preacquisition liabilities	768	—	—	768
Other	4,257	2,339	1,982	4,614

	$41,110	$4,761	$8,035	$37,836

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

We estimate that the total restructuring costs under this integration plan, exclusive of accrued acquisition related costs, will be approximately $25 – $30 million and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. The following table summarizes the activity that occurred during the three month period ended January 31, 2006:

	Plant Shutdown	Severance	Other	Total
	(In millions)
Restructuring costs incurred through October 31, 2005	$1.9	$2.1	$6.5	$10.5
Activity for the three-month period ended January 31, 2006	0.5	0.5	0.8	1.8

Restructuring costs incurred through January 31, 2006	$2.4	$2.6	$7.3	$12.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 4. Inventories

	January 31, 2006	October 31, 2005
	(In thousands)
Raw materials	$27,200	$26,161
Work-in-process	15,125	16,083
Finished goods	156,155	143,449

	$198,480	$185,693

Inventories are stated at the lower of average cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

Note 5. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of October 31, 2005	$1,047,538	$121,511	$1,169,049
Additions during the three month period ended January 31, 2006	3,683	36,466	40,149
Other adjustments*	636	—	636

	$1,051,857	$157,977	$1,209,834

*	Primarily translation differences in goodwill denominated in foreign currency.

	As of January 31, 2006		As of October 31, 2005
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Other Intangible Assets
Trademarks	$1,651	$245	$1,651	$236
Technology	93,920	14,414	83,725	13,113
Shelf space and market share	73,420	5,978	70,224	4,033
License and distribution rights and other	17,114	4,372	17,117	3,922

	186,105	$25,009	172,717	$21,304

Less accumulated amortization and translation	25,009		21,304

Other intangible assets, net	$161,096		$151,413

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

We estimate that amortization expense will be about $14.2 million per year in the five-year period ending October 31, 2010.

Note 6. Debt

	January 31, 2006	October 31, 2005
	(In thousands)
Short-term:
Overdraft facilities	$38,164	$33,981
Current portion of long-term debt	373	38,279

	$38,537	$72,260

Long-term:
Convertible senior debentures, net of discount of $2,504 and 2,540	$112,496	$112,460
Credit facility	614,000	557,250
Other	1,111	1,221

	727,607	670,931
Less current portion	373	38,279

	$727,234	$632,652

Syndicated Bank Credit Facility: On December 12, 2005, Cooper amended and restated its existing $750 million syndicated bank credit facility. The amendment extended maturities and provides the Company with additional borrowing flexibility and lower overall pricing. The amendment refinanced the $465 million outstanding of Term A and Term B loans under the prior facility and is comprised of a revolving credit facility, which was increased from $275 million to $500 million, and a $250 million term loan. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $250 million. KeyBank led the amendment process, which resulted in substantially all original banks retaining or increasing their participation in the agreement. The revolving facility and the term loan mature on December 12, 2010.

Interest rates are based on the KeyBank’s London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 62.5 to 150 basis points for the revolver and term loan. As of January 31, 2006, the additional basis points were 137.5 on both the revolver and the term loan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Terms include a first security interest in all of the Company’s domestic assets. The credit agreement:

•	Limits Cooper’s debt (total funded indebtedness) to a maximum of 50% of its total capitalization, which is defined as the sum of total debt plus stockholders’ equity.

•	Requires that the ratio of EBITDA to fixed charges (as defined) be at least 1.1 to 1 through October 30, 2009 and 1.2 to 1 thereafter.

•	Requires that the ratio of total debt to EBITDA (as defined, “Leverage Ratio”) be no higher than 3.75 to 1 from December 12, 2005 through October 30, 2006, 3.0 to 1 from October 31, 2006 through October 30, 2007, 2.5 to 1 from October 31, 2007 through October 30, 2009, and 2.0 to 1 thereafter.

At January 31, 2006, the Company’s debt was 37% of total capitalization, the ratio of EBITDA to fixed charges (as defined) was 1.245 to 1 and the ratio of debt to EBITDA was 3.088 to 1.

The Company wrote off about $4.1 million of debt issuance costs as a result of amending the facility. The remaining $2.3 million of debt issuance and the additional $625,000 cost incurred to amend the facility are carried in other assets and amortized to interest expense over its life.

At January 31, 2006, we had $132.2 million available under the credit facility:

(In millions)
Amount of facility	$750.0
Outstanding loans	(617.8	)*

Available	$132.2

*	Includes $3.8 million in letters of credit backing other debt.

Convertible Senior Debentures: Our $115 million of 2.625% convertible senior debentures, net of discount, are due on July 1, 2023.

European Overdraft Facility: At January 31, 2006, $37.9 million of the $40 million facility was utilized. The weighted average interest rate on the outstanding balances was 4.77%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 7. Earnings Per Share (EPS)

	Three Months Ended January 31,
	2006	2005
	(In thousands, except for per share amounts)
Net income	$17,954	$17,709
Add interest charge applicable to convertible debt, net of tax	522	524

Income for calculating diluted earnings per share	$18,476	$18,233

Basic:
Weighted average common shares	44,497	35,209

Basic earnings per common share	$0.40	$0.50

Diluted:
Weighted average common shares	44,497	35,209
Effect of dilutive stock options	527	1,680
Shares applicable to convertible debt	2,590	2,590

Diluted weighted average common shares	47,614	39,479

Diluted earnings per common share	$0.39	$0.46

For the three months ended January 31, 2006 and 2005, we excluded 2,137,216 and 229,166 (exercise prices of $62.60-$80.51 and $72.94-$73.40, respectively) options to purchase Cooper’s common stock, respectively, from the computation of diluted EPS because their exercise prices were above the average market price.

Note 8. Share-Based Compensation Plans

The Company has two stock-based compensation plans, which include stock options and restricted stock awards. The Amended and Restated 2001 Long-Term Incentive Plan (2001 LTIP) and the 1996 Long-Term Incentive Plan for Non-Employee Directors (1996 Directors Plan) are the only plans with stock awards currently available for grant as of January 31, 2006.

The compensation expense and related income tax benefit recognized in the Consolidated Statement of Income in the first quarter of fiscal 2006 for stock options and restricted stock awards was $4.9 million and $1.4 million, respectively. Of the $4.9 million of stock option compensation expense recognized in the first quarter of fiscal 2006, $4.8 million was a component of selling, general and administrative expenses, $0.1 million was a component of research and development expenses and an additional $0.3 million was capitalized in inventory at January 31, 2006. Cash received from options exercised under all share-based payment arrangements for the quarter ended January 31, 2006, was $2.5 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Company issues shares from treasury stock upon the exercise of 1996 Directors Plan stock options. The Company did not repurchase shares in the first quarter of fiscal 2006.

The Company is currently seeking stockholder approval of the Second Amended and Restated 2001 Long-Term Incentive Plan and the 2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan). Subject to stockholder approval, no further awards will be granted from the 1996 Directors Plan.

Details regarding the valuation and accounting for stock options follow.

The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table.

Three Months Ended January 31, 2006
Expected life	3.56 to 5.16 years
Expected volatility	29.5% to 30.8%
Risk-free interest rate	4.37% to 4.52%
Dividend yield	0.09%

The expected life of the options is based on the observed and expected time to post-vesting forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant, historical implied volatility of the Company’s publicly-traded options and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

The fair value of each option award granted during the first quarter of fiscal 2005 was estimated on the date of grant using the Black-Scholes option valuation model and weighted-average assumptions in the following table.

	Three Months Ended January 31, 2005
Expected life	3.50 yea	rs
Expected volatility	28%
Risk-free interest rate	3.47%
Dividend yield	0.098%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The status of the Company’s stock option plans at January 31, 2006, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2005	3,967,609	$50.66
Granted	148,400	$68.03
Exercised	(75,500)	$27.47
Forfeited or expired	(15,750)	$68.51

Outstanding at January 31, 2006	4,024,759	$51.68	8.02	$15,089,697

Vested and exercisable at January 31, 2006	1,901,109	$37.65	6.78	$33,795,352

During the first quarter of fiscal 2006, the weighted-average fair value of each option granted, estimated as of the grant date using the Black-Scholes option pricing model, for the 2001 LTIP and the 1996 Directors Plan was $14.53 per share and $24.11 per share, respectively. The total intrinsic value of options exercised during the first quarter of fiscal 2006 was $2.6 million. The requisite service periods for options granted in the first quarter of fiscal 2006 for employees and directors was 33 months and 4 months, respectively.

Stock awards outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant. Options granted under the 2001 LTIP generally vest over three and one-half to five years based on market and service conditions and expire no later than ten years after the grant date. Options granted under the 1996 Directors Plan generally vest in five years or upon achievement of a market condition and expire no later than ten years after the grant date. Effective November 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of January 31, 2006, there was $29.9 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.

Note 9. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first quarter of fiscal 2006 was 11 percent. Accounting principles generally accepted in the United States of America (GAAP) require that the projected fiscal year ETR be included in the year-to-date results. The ETR used to record the provision for income taxes for the three-month period ended January 31, 2005 was 21 percent. The decrease in the 2006 ETR reflects the continuing shift of business to jurisdictions with lower tax rates.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Company has not provided for Federal income tax on approximately $315.1 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely. As a result, the Company has not availed itself of the favorable repatriation provisions of Internal Revenue Code Section 965.

Note 10. Employee Benefits

Cooper’s Retirement Income Plan (Plan) covers substantially all full-time United States employees. Cooper’s contributions are designed to fund normal cost on a current basis and to fund over 30 years the estimated prior service cost of benefit improvements (5 years for annual gains and losses). The unit credit actuarial cost method is used to determine the annual cost. Cooper pays the entire cost of the Plan and funds such costs as they accrue. Virtually all of the assets of the Plan are comprised of equity and fixed income funds.

Cooper has adopted the interim financial statement disclosure requirements of SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pension and Other Postretirement Benefits. The provisions of SFAS No. 132, as revised, require additional disclosure to those in the original SFAS No. 132 regarding assets, obligations, cash flows and net periodic pension benefit cost of defined benefit plans. Cooper’s results of operations for the three months ended January 31, 2006 and 2005 reflect the following pension costs.

	Three Months Ended January 31,
	2006	2005
	(In thousands)
Components of net periodic pension cost:
Service cost	$740	$480
Interest cost	388	355
Expected returns on assets	(421)	(342)
Amortization of prior service cost	6	7
Amortization of transition obligation	8	7
Recognized net actuarial loss	116	70

Net periodic pension cost	$837	$577

Pension contributions:
Contributions made during period	$—	$—

Note 11. Cash Dividends

We paid a semiannual dividend of 3 cents per share on January 5, 2006, to stockholders of record on December 16, 2005.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 12. Contingencies

On October 5, 2004, Bausch & Lomb Incorporated (Bausch & Lomb) filed a lawsuit against Ocular Sciences, Inc. in the U.S. District Court for the Western District of New York alleging that its Biomedics® toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. The parties have filed claim construction briefs for the court to consider for its Markman order, and fact discovery substantially concluded during the first quarter of fiscal 2006. Based on our review of the complaint and the patent, as well as other relevant information obtained in discovery, we believe this lawsuit is without merit and plan to continue to pursue a vigorous defense.

United States Tax Court Litigation: On September 29, 2004, the Internal Revenue Service (IRS) issued Notices of Deficiency to Ocular in connection with its audit of Ocular’s income tax returns for the years 1999, 2000 and 2001. The Notice primarily pertains to transfer pricing issues and an alternative adjustment under the anti-deferral provisions of Subpart F of the Internal Revenue Code and asserts that $44.8 million of additional taxes is owed for these years, plus unspecified interest and approximately $12.7 million in related penalties.

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

Segment information:

	Three Months Ended January 31,
	2006	2005
	(In thousands)
Net sales to external customers:
CVI	$175,626	$121,049
CSI	30,113	26,501

	$205,739	$147,550

Operating income:
CVI	$37,027	$26,944
CSI	5,275	3,517
Corporate	(8,588)	(3,844)

Total operating income	33,714	26,617
Interest expense	(8,428)	(3,648)
Other expense, net	(5,163)	(614)

Income before income taxes	$20,123	$22,355

	January 31, 2006	October 31, 2005
	(In thousands)
Identifiable assets:
CVI	$1,953,238	$1,884,955
CSI	236,701	185,497
Corporate	78,319	109,378

Total	$2,268,258	$2,179,830

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Geographic information:

	Three Months Ended January 31,
	2006	2005
	(In thousands)
Net sales to external customers by country of domicile:
United States	$101,501	$80,486
Europe	62,197	48,205
Rest of world	42,041	18,859

Total	$205,739	$147,550

	January 31, 2006	October 31, 2005
	(In thousands)
Long-lived assets by country of domicile:
United States	$204,240	$189,538
Europe	203,667	186,716
Rest of world	6,206	3,531

Total	$414,113	$379,785

Note 14. Subsequent Events

Legal Proceedings

Levine v. The Cooper Cos., Inc., et.al.

On February 15, 2006, a securities class action lawsuit was filed in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, Thomas A. Bender, its Chairman of the Board, President and Chief Executive Officer, Robert S. Weiss, its Executive Vice President, Chief Operating Officer and a director, and John D. Fruth, a director. The complaint was filed on behalf of purchasers of the Company’s securities between July 29, 2004 and November 21, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular.

The complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, among other things, contending that: (a) the Company improperly accounted for assets acquired in the Ocular merger by misclassifying intangible assets as tangible ones; (b) the Company’s earnings guidance reflected the improper accounting for intangible assets and was inflated by (among other things) the amount of the understated amortization expense; (c) the merger synergies touted by defendants were unrealistic and were lacking in any reasonable basis; (d) Ocular had “stuffed the channel” with its Biomedics products so that inventories would have to be sold off before a material amount of new sales could reasonably be expected, which would have a materially negative impact on the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

Company’s revenues; (e) the Company’s lack of a two-week silicone hydrogel product would prevent it from meeting its aggressive growth targets for 2005 and beyond; and (f) CooperVision and Ocular competed in the two-week lens market, which negatively impacted the Company’s ability to realize synergies from the Ocular acquisition. This lawsuit, which is in a very preliminary stage, seeks unspecified damages. The Company intends to vigorously defend these matters.

Japan Overdraft Facility

On February 22, 2006, the company entered into a $15 million Yen-denominated credit facility allowing the company to better manage its cash in Japan. The Company also provided a continuing and unconditional guaranty to the bank on behalf of its Japanese subsidiary, CooperVision K.K. The Company will pay to the bank all forms of indebtedness in Yen upon demand by the bank. Interest expense is calculated on the outstanding balance based on the Euroyen rate plus a 1% fixed spread.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” beginning on page 7.

Forward-Looking Statements: This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include certain statements about the integration of the Ocular Sciences, Inc. (Ocular) business acquired on January 6, 2005, our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions, planned product launches and results of operations are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. These include the risk that acquired businesses will not be integrated successfully into CooperVision (CVI) and CooperSurgical (CSI), including the risk that The Cooper Companies, Inc. (Cooper or the Company) may not continue to realize anticipated benefits from its cost-cutting measures and inherent in accounting assumptions made in the acquisitions; the risks that CVI’s new products will be delayed or not occur at all, or that sales will be limited following introduction due to manufacturing constraints; risks related to implementation of information technology systems covering the Company’s businesses and any delays in such implementation or other events which could result in management having to report a significant deficiency or material weakness in the effectiveness of the Company’s internal control over financial reporting in its 2006 annual report on Form 10-K; risks with respect to the ultimate validity and enforceability of the Company’s patent applications and patents and the possible infringement of the intellectual property of others; and the impact of the NeoSurg Technologies, Inc. (NeoSurg) and Inlet Medical, Inc. (Inlet) acquisitions on CSI’s and the Company’s revenue, earnings and margins.

Events, among others, that could cause our actual results and future actions of the Company to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing or distribution facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, variations in stock option expenses caused by stock price movement or other assumptions inherent in accounting for stock options, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with corporate governance requirements, changes in tax laws or their interpretation, changes in geographic profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, the adverse effects on patients, practitioners and product distribution of natural disasters, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, including

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

impaired goodwill, changes in accounting principles or estimates and other events described in our Securities and Exchange Commission filings, including the “Business” section in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, and the “Risk Factors” section in Part II, Item 1A of this report. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

Results of Operations

In this section we discuss the results of our operations for the first quarter of fiscal 2006 and compare them with the same period of fiscal 2005. We discuss our cash flows and current financial condition beginning on page 33 under “Capital Resources and Liquidity.”

On January 6, 2005, Cooper acquired all of the outstanding common stock of Ocular, a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses that are brand and product differentiated by distribution channel. Ocular’s results are included in our first fiscal quarter ended January 31, 2005 from January 6, 2005.

First Quarter Highlights:

•	Sales of $205.7 million, up 39%, 45% in constant currency.

•	Gross profit up 40%; margin up one percentage point to 63% of revenue.

•	Operating income up 27% to $33.7 million.

•	Diluted earnings per share at 39 cents, down from 46 cents, with a 21% increase in the number of shares.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended January 31,		% Growth
	2006	2005
Net sales	100%	100%	39%
Cost of sales	37%	38%	38%

Gross profit	63%	62%	40%
Selling, general and administrative	41%	41%	40%
Research and development	3%	2%	110%
Restructuring	1%	0%	101%
Amortization	2%	1%	132%

Operating income	16%	18%	27%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Net Sales: Cooper’s two business units, CooperVision and CooperSurgical generate all its revenue:

•	CVI markets, develops and manufacturers a broad range of contact lenses for the worldwide vision care market.

•	CSI markets, develops and manufacturers medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $58.1 million, or 39%:

	Three Months Ended January 31,		% Increase
	2006	2005
	($ in millions)
CVI	$175.6	$121.1	45%
CSI	30.1	26.5	14%

	$205.7	$147.6	39%

CVI Net Sales by Market:

	First Quarter		Growth
Segment	2006	2005
	($ in millions)
Americas	$83.6	$60.4	38%
Europe	63.7	47.9	33%
Asia/Pacific	28.3	12.8	121%

Total	$175.6	$121.1	45%

CVI’s worldwide net sales grew 45% in the quarter, 52% in constant currency. Americas sales grew 38%, 37% in constant currency. European sales grew 33%, 46% in constant currency. Sales to the Asia-Pacific region grew 121%, 143% in constant currency. Net sales of Ocular have been included since the acquisition date of January 6, 2005.

CSI Net Sales: Women’s healthcare products used primarily in obstetricians’ and gynecologists’ practices generate about 90% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. CSI’s first quarter net sales increased 14% to $30.1 million. CSI’s organic sales grew about 6% over last year’s first quarter. CSI’s acquisitions during the period did not significantly affect Cooper’s results of operations. While unit growth and product mix have influenced organic revenue growth, average realized prices by product have not materially influenced organic revenue growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CVI Net Sales: Practitioner and patient preferences in the worldwide contact lens market continue to change. The major shifts are from:

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

These shifts generally favor CVI’s line of specialty products, which now comprise 50% of CVI’s worldwide business. In the first quarter, CVI commenced sales of a silicone hydrogel product in Europe and is in the process of expanding its manufacturing capacity to grow sales and for the release of the product in the United States in the second half of calendar 2006 to compete in the growing market for silicone hydrogel lenses.

Definitions: Contact lens revenue includes sales of conventional, disposable and single-use spherical lenses, some of which are aspherically designed, and specialty lenses - toric lenses, cosmetic lenses, long-term extended wear lenses and multifocal lenses. Core product revenue includes specialty lenses and single-use spherical lenses.

•	Aspheric lenses correct for near- and farsightedness and have additional optical properties that help improve visual acuity in low light conditions and can correct low levels of astigmatism and low levels of presbyopia, an age-related vision defect.

•	Toric lens designs correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

•	Multifocal lens designs correct presbyopia.

•	Proclear (PC) lenses help enhance tissue/device compatibility and offer improved lens comfort.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Sales growth includes continued global market share gains during the quarter with disposable sphere revenue up 55%, disposable toric revenue up 33%, disposable multifocal revenue up 100% and total toric revenue up 32%. CVI’s line of specialty lenses grew 27% during the quarter. Sales increases also resulted from the continued global rollout of Proclear toric that increased 29% to $7.3 million and Proclear multifocal lenses that increased 181% to $4.4 million. Daily disposable sphere sales were $20.7 million. Sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix have influenced revenue growth, average realized prices by product have not materially influenced revenue growth.

CVI results include Ocular beginning on January 6, 2005, when Cooper acquired Ocular. To present CVI’s organic growth, this paragraph discusses reported sales adjusted by adding Ocular’s unaudited net sales of $51.6 million for November 1, 2004 through January 5, 2005, when Cooper did not own Ocular, to CVI’s reported net sales of $121.1 million for Cooper’s fiscal first quarter 2005. As so adjusted, organic net sales grew 2%, 7% in constant currency. Americas sales grew 5%, European sales declined 2% but increased 8% in constant currency, and Asia-Pacific sales were flat but grew 10% in constant currency. CVI’s core product lines grew 7% with specialty lens growth of 6% and single-use lens growth of 12%. Disposable lens sales growth of 3% included disposable toric sales up 9%, disposable multifocal lens sales up 52% and disposable spheres declining 1%.

Cost of Sales/Gross Profit: Gross profit as a percentage of net sales (margin) was:

	First Quarter Margin
	2006	2005
CVI	64%	64%
CSI	57%	55%
Consolidated	63%	62%

CVI’s margin for the first quarter of fiscal 2006 was 64%, the same as the first quarter last year, as a result of the changing product mix from the acquisition of Ocular and the impact of unfavorable foreign currency that flowed through cost of sales. The addition of Ocular’s sphere products, including daily disposable spheres that represented 11.9% of sales in the current period compared to 4.9% in the first quarter of fiscal 2005, contributed to the decline of specialty products in the period to 50% of sales from 57% of sales.

CSI’s margin was 57%, compared with 55% for the first fiscal quarter last year. Higher gross margin reflects continuing efficiencies from CSI’s restructuring activities completed in the fourth quarter of fiscal 2005 and the integration of acquisitions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selling, General and Administrative (SGA) Expense:

	Three Months Ended January 31,
	2006	% Net Sales	2005	% Net Sales	% Increase
	($ in millions)
CVI	$65.1	37%	$46.6	38%	40%
CSI	10.7	36%	10.0	38%	7%
Headquarters	8.6	N/A	3.8	N/A	123%

	$84.4	41%	$60.4	41%	40%

In the first quarter of fiscal 2006, consolidated SGA increased 40% and was 41% of revenue, the same as the first quarter of fiscal 2005. Stock option expenses of $4.8 million and acquisitions contributed largely to the SGA increases. Corporate headquarters’ expenses in 2006, which increased 123% to $8.6 million, include $3.4 million of stock option expenses, increased costs to comply with corporate governance requirements and support a larger company and continued expenses for projects to maintain the Company’s global trading arrangement.

Research and Development Expense: During the first fiscal quarter, CVI’s research and development expenditures were $5.2 million, up 155% over the first quarter of 2005, which included only one month of costs from the acquisition. CVI’s research and development activities include programs to develop two-week disposable and continuous wear silicone hydrogel lenses, a disposable multifocal toric lens and a daily wear lens incorporating the PC lens material. CSI’s research and development expenditures of $692,000 were for upgrading and redesign of many CSI osteoporoses, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

Operating Income: Operating income improved by $7.1 million, or 27%, in the fiscal first quarter:

	Three Months Ended January 31,
	2006	% Net Sales	2005	% Net Sales	% Increase
	($ in millions)
CVI	$37.0	21%	$26.9	22%	37%
CSI	5.3	18%	3.5	13%	50%
Headquarters	(8.6)	N/A	(3.8)	N/A	123%

	$33.7	16%	$26.6	18%	27%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Interest Expense: Interest expense increased by $4.8 million or 131% as the first quarter of fiscal 2005 included only one month of interest expense related to the acquisition of Ocular on January 6, 2005. On December 12, 2005, we amended and restated our $750 million syndicated bank credit facility used to fund the acquisition of Ocular, and we had $614 million in loans on our credit facility at January 31, 2006, compared to $627 million outstanding on January 31, 2005.

Other Income (Expense), Net:

	Three Months Ended January 31,
	2006	2005
	(In thousands)
Interest income	$83	$200
Foreign exchange gain (loss)	(838)	481
Unamortized debt issuance costs	(4,085)	(1,602)
Other	(323)	307

	$(5,163)	$(614)

In the first quarter of 2006 we wrote off debt issuance costs related to our previous credit agreement of $4.1 million, and in the first quarter of 2005 we wrote off $1.6 million of debt issuance costs for a prior credit agreement.

Provision for Income Taxes: We recorded tax expense of $2.2 million in the first quarter of fiscal 2006 compared to $4.6 million in the first quarter of fiscal 2005, on income before income taxes. The effective tax rate for the first quarter of fiscal 2006 (provision for taxes divided by income before taxes) was approximately 11 percent compared to approximately 21 percent for the first quarter of fiscal 2005 reflecting the shift of business to jurisdictions with lower tax rates.

Share-Based Compensation Plans: Effective November 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R, Share-Based Payment. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The compensation expense and related income tax benefit recognized in the Consolidated Statement of Income in the first quarter of fiscal 2006 for stock options and restricted stock awards was $4.9 million and $1.4 million, respectively. Of the $4.9 million of stock option compensation expense recognized in the first quarter of fiscal 2006, $4.8 million was a component of selling, general and administrative expenses, $0.1 million was a component of research and development expenses and an additional $0.3 million was capitalized in inventory at January 31, 2006. Cash received from options exercised under all share-based payment arrangements for the quarter ended January 31, 2006, was $2.5 million. The Company issues shares from treasury stock upon the exercise of 1996 Directors Plan stock options. The Company did not repurchase shares in the first quarter of fiscal 2006.

The Company continues to estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Previously, under SFAS No. 123, the Company did not utilize separate employee groupings in the determination of option values. The Company now estimates option forfeitures based on historical data for each employee grouping and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

First Quarter Highlights:

•	Operating cash flow $33.1 million vs. $35.8 million in the first quarter of fiscal 2005.

•	Cash payments for acquisitions totaled $54.7 million.

•	Expenditures for purchases of property, plant and equipment (PP&E) $46 million vs. $11.6 million in 2005’s first quarter.

Comparative Statistics ($ in millions):

	January 31, 2006	October 31, 2005
Cash and cash equivalents	$24.6	$30.8
Total assets	$2,268.3	$2,179.8
Working capital	$224.4	$186.1
Total debt	$765.8	$704.9
Stockholders’ equity	$1,300.7	$1,273.2
Ratio of debt to equity	0.59:1	0.55:1
Debt as a percentage of total capitalization	37%	36%
Operating cash flow - twelve months ended	$181.1	$183.8

Operating Cash Flow: Cash flow provided from operating activities continues as Cooper’s major source of liquidity, totaling $33.1 million in the first quarter of fiscal 2006 and $181.1 million over the twelve-month period ended January 31, 2006.

A major use of cash for operating activities in the first quarter included $14 million in interest payments.

Working capital increased $38.3 million in the first quarter of fiscal 2006 due to increases of $12.8 million in inventory and $2.4 million in receivables and a decrease in short-term debt of $33.7 million. This activity was partially offset as cash decreased $6.2 million, primarily to fund acquisitions, current deferred tax assets and other decreased $3.3 million, and current accrued liabilities and accounts payable increased $1 million. The significant increase in working capital is primarily due to the amendment of Cooper’s credit facility, which reduced the current portion of debt and building inventory in anticipation of new product launches.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

At the end of the first quarter of fiscal 2006, Cooper’s inventory months on hand (MOH) increased to 7.8 from 6.8 in last year’s first quarter as inventory was built to support new product launches. Also, our days sales outstanding (DSO) increased to 68 days from 65 days in last year’s first quarter. For comparability, these DSO’s and MOH’s are pro forma, calculated including Ocular’s results of operations for the entire first fiscal quarter of 2005. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flow: The cash outflow of $100.7 million from investing activities was driven by payments of $54.7 million for acquisitions, primarily the purchase of Inlet and NeoSurg, and capital expenditures of $46 million, used primarily to expand manufacturing capacity, combine distribution centers and continue the rollout of new information systems.

Financing Cash Flow: The cash inflow of $61.4 million from financing activities was driven by proceeds from long-term debt of $613.8 million, net proceeds from short-term debt of $4.2 million and $2.5 million from the exercise of stock options, partially offset by repayment of debt of $557.1 million, payment of debt acquisition costs of $625,000 and dividends on our common stock of $1.3 million paid in the first fiscal quarter of 2006.

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

•	Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the fact that patients require satisfaction of healthcare needs in both strong and weak economics.

•	Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand to maintain high customer service levels in spite of the complexity of our specialty lens product portfolio.

•	Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. We no longer amortize goodwill. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2005, and our analysis indicated that we have no goodwill impairment.

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

Our reporting units are the same as our business segments – CooperVision and CooperSurgical – reflecting the way that we manage our business. Our most recent estimate of fair value, at the time of our May 1, 2005, review and using several valuation techniques

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

including assessing industry multiples, for CooperVision ranged from $1.9 billion to $3.6 billion compared to a carrying value of $1.7 billion and for CooperSurgical ranged from $260 million to $436 million compared to a carrying value of $174 million.

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

New Accounting Pronouncement

Effective November 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) quarterly amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

As a result of the adoption of SFAS 123R, the Company’s income before income taxes and net income for the quarter ended January 31, 2006, were $4.9 million and $3.5 million lower, respectively, than under the Company’s previous accounting method for share-based compensation.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as financing cash flows. The company has sufficient net operating loss carryforwards to generally eliminate cash payments for income taxes. Therefore, no cash has been retained as a result of excess tax benefits relating to share based payments made to directors and employees.

Outlook

We believe that cash and cash equivalents on hand of $24.6 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We expect capital expenditures in fiscal 2006 of $150—$160 million, with about 70% for expanded manufacturing capacity, about 20% for conversion of CVI’s products to the Gen II manufacturing platform and about 10% for information technology. At January 31, 2006, we had $132.2 million available under the KeyBank line of credit.

Risk Management

We are exposed to risks caused by changes in foreign exchange, principally our pound sterling and euro denominated debt and receivables and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our revolver and term loan debt under the KeyBank credit agreement varies with the London Interbank Offered Rate. The significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. However, we have decreased this interest rate risk by hedging about $500 million of variable rate debt effectively converting it to fixed rate debt for periods of up to three years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

As of January 31, 2006, $500 million of outstanding interest rate swaps are actively hedging outstanding debt; however, Cooper was a party to interest rate swap contracts with a notional value of $625 million. This amount includes a $100 million contract that expired on February 7, 2006. On February 7, 2006, a new $125 million contract took effect resulting in $525 million of outstanding interest rate swaps.

Amended and Restated Credit Agreement

On December 12, 2005, Cooper amended and restated its existing $750 million syndicated bank credit facility (see Note 6. Debt). The amendment extended maturities and provides the Company with additional borrowing flexibility and lower overall pricing. The amendment refinanced the $465 million outstanding of Term A and Term B loans under the prior facility and is comprised of a revolving credit facility, which was increased from $275 million to $500 million, and a $250 million term loan. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $250 million. We wrote off $4.1 million of debt issuance costs as a result of amending the original facility. KeyBank led the amendment process, which resulted in substantially all original banks retaining or increasing their participation in the agreement. The revolving facility and the term loan mature on December 12, 2010. Interest rates are based on the KeyBank’s London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 62.5 to 150 basis points for the revolver and term loan. Terms include a first security interest in all of the Company’s domestic assets. The credit agreement:

•	Limits Cooper’s debt (total funded indebtedness) to a maximum of 50% of its total capitalization, which is defined as the sum of total debt plus stockholders’ equity.

•	Requires that the ratio of EBITDA to fixed charges (as defined) be at least 1.1 to 1 through October 30, 2009 and 1.2 to 1 thereafter.

•	Requires that the ratio of total debt to EBITDA (as defined, “Leverage Ratio”) be no higher than 3.75 to 1 from December 12, 2005 through October 30, 2006, 3.0 to 1 from October 31, 2006 through October 30, 2007, 2.5 to 1 from October 31, 2007 through October 30, 2009, and 2.0 to 1 thereafter.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Concluded

The changes to our contractual obligations and commercial commitments, including the amended and restated credit facility are:

Payments Due by Period

	2006	2007 & 2008	2009 & 2010	2011 & Beyond
	($ in millions)
Long-term debt	$0.3	$88.0	$141.5	$498.8

Trademarks

Proclear® and Biomedics® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2006, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting in connection with the preparation and filing of the Company’s 2005 Form 10-K identified the following material weakness in the Company’s internal control over financial reporting as of October 31, 2005: the Company did not have sufficient personnel with adequate knowledge regarding accounting for acquisitions in accordance with generally accepted accounting principles. In addition, the Company did not have policies and procedures regarding a periodic review of existing accrued liabilities related to business combinations.

During the fiscal quarter ended January 31, 2006, Management made changes in its internal control over financial reporting to remediate the identified material weakness by establishing and implementing policies and procedures to:

•	improve training and education of all relevant personnel involved in business combination accounting;

•	improve the internal communication process associated with business combinations as well as the communication process associated with external advisors; and

•	perform ongoing reviews of existing acquisition accrual balances and accounting procedures designed to ensure proper accounting for business combination activities.

As of January 31, 2006, except as set forth above, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Levine v. The Cooper Cos., Inc., et.al.

On February 15, 2006, a securities class action lawsuit was filed in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, Thomas A. Bender, its Chairman of the Board, President and Chief Executive Officer, Robert S. Weiss, its Executive Vice President, Chief Operating Officer and a director, and John D. Fruth, a director. The complaint was filed on behalf of purchasers of the Company’s securities between July 29, 2004 and November 21, 2005, including persons who received Company securities in exchange for their shares of Ocular Sciences, Inc. in the January 2005 merger pursuant to which the Company acquired Ocular.

The complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, among other things, contending that: (a) the Company improperly accounted for assets acquired in the Ocular merger by misclassifying intangible assets as tangible ones; (b) the Company’s earnings guidance reflected the improper accounting for intangible assets and was inflated by (among other things) the amount of the understated amortization expense; (c) the merger synergies touted by defendants were unrealistic and were lacking in any reasonable basis; (d) Ocular had “stuffed the channel” with its Biomedics products so that inventories would have to be sold off before a material amount of new sales could reasonably be expected, which would have a materially negative impact on the Company’s revenues; (e) the Company’s lack of a two-week silicone hydrogel product would prevent it from meeting its aggressive growth targets for 2005 and beyond; and (f) CooperVision and Ocular competed in the two-week lens market, which negatively impacted the Company’s ability to realize synergies from the Ocular acquisition. This lawsuit, which is in a very preliminary stage, seeks unspecified damages. The Company intends to vigorously defend these matters.

Bausch & Lomb Incorporated Litigation

On October 5, 2004, Bausch & Lomb Incorporated (Bausch & Lomb) filed a lawsuit against Ocular Sciences, Inc. in the U.S. District Court for the Western District of New York alleging that its Biomedics® toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. The parties have filed claim construction briefs for the court to consider for its Markman order, and fact discovery substantially concluded during the first quarter of fiscal 2006. Based on our review of the complaint and the patent, as well as other relevant information obtained in discovery, we believe this lawsuit is without merit and plan to continue to pursue a vigorous defense.

United States Tax Court Litigation

United States Tax Court Litigation: On September 29, 2004, the Internal Revenue Service (IRS) issued Notices of Deficiency to Ocular in connection with its audit of Ocular’s income tax returns for the years 1999, 2000 and 2001. The Notice primarily pertains to transfer pricing issues and an alternative adjustment under the anti-deferral provisions of Subpart F of the Internal Revenue Code and asserts that $44.8 million of additional taxes is owed for these years, plus unspecified interest and approximately $12.7 million in related penalties.

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

Item 1A.	Risk Factors

Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock or convertible debentures could decline. These risks should be read in conjunction with the other information in this report and our Annual Report on Form 10-K for fiscal year ended October 31, 2005.

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

A significant portion of our current operations is conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America and Europe. Approximately 51% and 45% of our net sales for the three months ended January 31, 2006 and 2005, respectively, were derived from the sale of products outside the United States. Further, we believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

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

CVI manufactures our molded contact lenses, which represent a significant portion of our contact lens revenues, primarily at our facilities in the United Kingdom, Puerto Rico and Norfolk, Virginia. CSI manufactures the majority of its products in Trumbull, Connecticut. We manufacture certain products at only one manufacturing site for certain markets, and certain products are approved for manufacturing only at one site. Before we can use a second manufacturing site we must obtain the approval of regulatory authorities and because this process is expensive, we have generally not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

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

We face risks in connection with securities litigation.

The Company and three of its directors and officers have been named in a putative securities class action, the nature and status of which are described in “Item 1 — Legal Proceedings.” This lawsuit, which is at a very preliminary stage, seeks unspecified damages, and we are unable to estimate the range of potential losses that would be incurred if the plaintiffs in this action were to prevail, or to determine the total effect that it may have on our results of operations, financial position and cash flows. However, any settlement or judgment on the merits of this action could have a material adverse effect on the Company’s liquidity, results of operations and financial condition. In addition, securities litigation, irrespective of its merits, is costly to defend and diverts management’s attention and resources, which could adversely affect our business.

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

We have now and expect to continue to have a significant amount of indebtedness. As of January 31, 2006, we had total indebtedness of $765.8 million and $132.2 million of availability under our bank credit facility for further borrowings.

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

Increases in our effective tax rates or adverse outcomes resulting from examination of income tax returns for Ocular for periods prior to our acquisition could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations of those laws. In addition, the Internal Revenue Service has been auditing Ocular’s income tax returns for the years 2002 – 2004, and we are also subject to the examination of its income tax returns by other tax authorities. The outcome of these examinations could have a material adverse effect on our operating results and financial condition.

We are in the process of upgrading certain of our management information systems, and we cannot assure you that there will not be associated excessive costs or disruption of our business.

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

If we do not retain our key personnel and attract and retain other highly skilled employees, our business could suffer.

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

In addition, numerous healthcare-related legislative proposals have been made in recent years in the Congress and in various state legislatures. For instance, the Fairness to Contact Lens Consumers Act, which was enacted on December 6, 2003, requires that contact lens prescribers provide patients with a copy of their contact lens prescriptions after a contact lens fitting and verify those prescriptions to any third party designated by a patient, such as an online seller. Further legislative or policy initiatives directed at prescribers and the retail optical industry could be introduced on either the federal or state level. The potential impact of these proposals with respect to the business of our customers is uncertain, and we cannot assure you that the proposals, if adopted, would not have a material adverse impact on our revenues, business, financial condition and results of operations.

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

Item 6.	Exhibits

(a)	Exhibits.

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated January 13, 2006.

10.1	Amended and Restated Credit Agreement, dated as of December 12, 2005, by and among The Cooper Companies, Inc., the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and an LC issuer, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents, Harris N.A. and Union Bank of California, N.A., as co-documentation agents, and The Royal Bank of Scotland plc and BNP Paribas, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 12, 2005.

10.2	The Cooper Companies, Inc. 2006 Incentive Payment Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 20, 2005.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 13, 2006	/s/ Rodney E. Folden
Rodney E. Folden
Corporate Controller
(Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.
3.1	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated January 13, 2006.

10.1	Amended and Restated Credit Agreement, dated as of December 12, 2005, by and among The Cooper Companies, Inc., the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and an LC issuer, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents, Harris N.A. and Union Bank of California, N.A., as co-documentation agents, and The Royal Bank of Scotland plc and BNP Paribas, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 12, 2005.

10.2	The Cooper Companies, Inc. 2006 Incentive Payment Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 20, 2005.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.