Form 10-Q
period 2006-04-30
COOPER COMPANIES INC
filed 2006-06-09
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 30, 2006

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	44,952,083 Shares
Class	Outstanding at May 31, 2006

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net sales	$211,397	$215,494	$417,136	$363,044
Cost of sales	80,034	84,785	156,612	140,217

Gross profit	131,363	130,709	260,524	222,827
Selling, general and administrative expense	88,600	79,474	173,046	139,869
Research and development expense	13,914	5,356	19,846	8,186
Restructuring costs	866	1,741	2,206	2,407
Amortization of intangibles	3,503	3,391	7,232	5,001

Operating income	24,480	40,747	58,194	67,364
Interest expense	7,787	8,015	16,215	11,663
Other (expense) income, net	(1,100)	2,469	(6,263)	1,855

Income before income taxes	15,593	35,201	35,716	57,556
Provision for income taxes	1,892	7,374	4,061	12,020

Net income	13,701	27,827	31,655	45,536
Add interest charge applicable to convertible debt, net of tax	523	524	1,045	1,048

Income for calculating diluted earnings per share	$14,224	$28,351	$32,700	$46,584

Earnings per share:
Basic	$0.31	$0.63	$0.71	$1.14

Diluted	$0.30	$0.59	$0.69	$1.06

Number of shares used to compute earnings per share:
Basic	44,520	43,980	44,508	39,801

Diluted	47,577	48,104	47,606	44,001

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	April 30, 2006	October 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$16,555	$30,826
Trade accounts receivable, net of allowance for doubtful accounts of $6,446 at April 30, 2006 and $7,232 at October 31, 2005	148,230	152,610
Inventories, net	214,666	185,693
Deferred tax assets	17,878	23,449
Prepaid expense and other current assets	43,172	51,136

Total current assets	440,501	443,714

Property, plant and equipment, at cost	567,269	477,244
Less: accumulated depreciation and amortization	119,838	97,459

	447,431	379,785

Goodwill	1,209,233	1,169,049
Other intangibles, net	153,662	151,413
Deferred tax assets	22,882	19,716
Other assets	17,116	16,153

	$2,290,825	$2,179,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$58,620	$72,260
Accounts payable	46,007	36,042
Employee compensation and benefits	30,883	30,896
Accrued acquisition costs	34,696	41,110
Accrued income taxes	26,797	26,454
Other accrued liabilities	46,807	50,860

Total current liabilities	243,810	257,622

Long-term debt	698,187	632,652
Deferred tax liability	7,933	9,118
Accrued pension liability and other	10,569	7,213

Total liabilities	960,499	906,605

Commitments and Contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 44,951 at April 30, 2006 and 44,896 at October 31, 2005	4,495	4,490
Additional paid-in capital	990,248	977,317
Accumulated other comprehensive income and other	27,284	14,114
Retained earnings	314,757	284,437
Treasury stock at cost: 421 shares at April 30, 2006 and 465 shares at October 31, 2005	(6,458)	(7,133)

Stockholders’ equity	1,330,326	1,273,225

	$2,290,825	$2,179,830

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net income	$31,655	$45,536
Depreciation and amortization	29,273	21,060
Decrease in operating capital	(15,755)	(1,653)
Other non-cash items	33,279	13,740

Net cash provided from operating activities	78,452	78,683

Cash flows from investing activities:
Purchases of property, plant and equipment	(85,567)	(38,820)
Acquisitions of businesses, net of cash acquired	(61,235)	(622,981)
Sale of marketable securities and other	—	1,779

Net cash used by investing activities	(146,802)	(660,022)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	11,772	(400)
Repayments of long-term debt	(622,700)	(150,234)
Proceeds from long-term debt	662,750	702,000
Debt acquisition costs	(625)	(7,697)
Dividends on common stock	(1,335)	(983)
Excess tax benefit from share-based compensation arrangements	1,510	—
Proceeds from exercise of stock options	2,500	16,314

Net cash provided by financing activities	53,872	559,000
Effect of exchange rate changes on cash and cash equivalents	207	90

Net decrease in cash and cash equivalents	(14,271)	(22,249)
Cash and cash equivalents - beginning of period	30,826	39,368

Cash and cash equivalents - end of period	$16,555	$17,119

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net income	$13,701	$27,827	$31,655	$45,536
Other comprehensive income:
Foreign currency translation adjustment	9,472	(561)	12,353	4,931
Change in value of derivative instruments, net of tax	1,113	(393)	1,101	(198)
Minimum pension liability adjustment, net of tax	—	—	197	—
Unrealized gain on marketable securities, net of tax:
Gain arising during the period	—	—	—	81
Reclassification adjustment	—	—	—	(71)

	—	—	—	10

Other comprehensive income (loss)	10,585	(954)	13,651	4,743

Comprehensive income	$24,286	$26,873	$45,306	$50,279

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at April 30, 2006 and October 31, 2005, the consolidated results of its operations for the three and six months ended April 30, 2006 and 2005 and its cash flows for the six months ended April 30, 2006 and 2005. Most of these adjustments are normal and recurring. However, certain adjustments associated with recent acquisitions including the acquisition of Ocular Sciences, Inc. (Ocular) and the related financial arrangements are of a nonrecurring nature.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

New Accounting Pronouncement

Effective November 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first six months of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) quarterly amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of the adoption of SFAS 123R, the Company’s financial results were lower than under the Company’s previous accounting method for share-based compensation, by the following amounts:

	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006
	(In millions)
Income before income taxes	$3.3	$8.2
Net income	$2.6	$6.1

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as financing cash flows. The Company has sufficient net operating loss carryforwards to generally eliminate cash payments for income taxes. The Company recognized $1.5 million of excess tax benefits as financing cash flows.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net income and basic and diluted income per common share would have been as follows:

	Three Months Ended April 30, 2005	Six Months Ended April 30, 2005
	(In thousands, except per share amounts)
Net income, as reported	$27,827	$45,536
Add: Stock-based director compensation expense included in reported net income, net of related tax effects	344	358
Deduct: Total stock-based employee and director compensation expense determined under fair value based method, net of related tax effects	(3,181)	(4,660)

Pro forma net income	$24,990	$41,234

Basic earnings per share:
As reported	$0.63	$1.14

Pro forma	$0.57	$1.04

Diluted earnings per share:
As reported	$0.59	$1.06

Pro forma	$0.53	$0.97

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 2. Acquisitions

Inlet Acquisition: On November 1, 2005, Cooper purchased Inlet Medical, Inc. (Inlet), a manufacturer of trocar closure systems and pelvic floor reconstruction procedure kits. Inlet offers a cost-effective trocar wound closure system and supplies procedure kits for the treatment of pelvic support problems.

We paid $25.5 million in cash for Inlet and have initially ascribed $18.8 million to goodwill, a negative $0.8 million to working capital (including acquisition costs of $1 million and $0.8 million of deferred tax liabilities), $7.4 million to other intangible assets and $0.1 million to property, plant and equipment. The purchase price can be adjusted up or down at the end of one year based on revenue and operating profit achievements. The allocation of the purchase price is subject to refinement as we are currently obtaining a third party valuation of the business, using income approach valuation methodology.

NeoSurg Acquisition: On November 15, 2005, Cooper acquired NeoSurg Technologies, Inc. (NeoSurg) for $22.8 million in cash. NeoSurg has developed a patented combination reusable and disposable trocar access system to compete in the $285 million market for trocars within the $2.9 billion market for laparoscopic surgical devices.

We have initially ascribed $15.6 million to goodwill, $1.4 million to other intangible assets, $7.5 million to in-process research and development, and negative $1.7 million to working capital (including acquisition costs of $1.4 million, deferred tax assets of $1.3 million and a transaction fee of $1.5 million). The allocation of the purchase price is subject to refinement as we are currently obtaining a third party valuation of the business, using income approach valuation methodology.

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

The allocation of the purchase price was based on Ocular’s December 31, 2004, unaudited financial statements, and our estimates of the fair values of Ocular’s assets and liabilities, including the results of a valuation performed by an independent valuation firm. We ascribed $857.6 million to goodwill, all of which was assigned to our CooperVision reporting unit. The purchase price allocation also includes $70 million to customer relationships (shelf space and market share), amortizable over 15 years and $60 million

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

to manufacturing technology amortizable over 10 years, $357 million to tangible assets, $20 million to in-process research and development (IPR&D), and $139 million to liabilities assumed including about $59.5 million of accrued acquisition costs.

The valuation was based in part on the following significant assumptions. Goodwill was determined using the residual method after all other identifiable assets were valued. The residual goodwill value was utilized for the purpose of balancing the asset returns in the valuation analysis. Customer relationship value was based on Ocular customer data that was used to determine a reasonable retention rate to be applied to Ocular revenue. The primary assumptions used in determining a value for customer relationships were a retention rate of 90%, expenses based on expected margin ratios, tax rate of 22% and discount rate of 10.5%. Manufacturing technology value was based on the relief from royalty method, one of the income approach valuation methods. The primary assumptions used in determining a value for manufacturing technology were a royalty rate of 6% applied to the revenues attributed to the purchased manufacturing technology as of the valuation date, a tax rate of 22% and a 10% discount rate applied to the anticipated after-tax royalty savings. IPR&D value was based on the excess earnings method, one of the income approach valuation methods. The primary assumptions used to determine a value for IPR&D were a 22% tax rate and a 25% discount rate. Tangible assets and liabilities assumed were based on net book value at the acquisition date. We determined that the net book value of property, plant and equipment was appropriate as a majority of these assets were acquired within five years of the acquisition date.

Pro Forma

The following reflects the Company’s unaudited pro forma results had the audited results of Ocular been included as of the beginning of the period. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time. Pro forma results of other acquisitions were not material.

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(In millions, except per share amounts)
Pro Forma
Net sales	$211.4	$215.5	$417.1	$413.3
Net income	$13.7	$27.8	$31.7	$13.3
Diluted earnings per share	$0.30	$0.59	$0.69	$0.30

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 3. Acquisition and Restructuring Costs

When acquisitions are recorded, we accrue for the estimated direct costs of severance and plant/office closure costs of the acquired business in accordance with applicable accounting guidance including EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Management with the appropriate level of authority have completed or in the cases of Inlet and NeoSurg are in the process of completing their assessment of exit activities of the acquired companies and have substantially completed their integration plans. In addition, we accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence. There were no adjustments of accrued acquisition costs included in the determination of net income for the periods reported.

In connection with the January 6, 2005, acquisition of Ocular, we developed a plan to merge and consolidate the various CooperVision and Ocular functions over a three year period. The plan incorporates the consolidation of various facilities and operations, including manufacturing, distribution and administrative functions. In each of the phases we have identified costs associated with facility shutdown, employee and other specific costs. Included in our estimate are legal and consulting costs associated with the acquisition and the development and execution of the detailed integration plan.

Below is a summary of activity related to accrued acquisition costs for the six months ended April 30, 2006.

Description	Balance Oct. 31, 2005	Additions	Payments	Balance April 30, 2006
	(In thousands)
Plant shutdown	$12,442	$254	$5,930	$6,766
Severance	14,725	1,384	2,269	13,840
Legal and consulting	8,918	1,398	3,332	6,984
Preacquisition liabilities	768	—	—	768
Other	4,257	4,039	1,958	6,338

	$41,110	$7,075	$13,489	$34,696

In connection with the Ocular acquisition, we are implementing the integration process, which will optimize operational synergies of the combined companies. These activities include integrating duplicate facilities, expanding utilization of preferred manufacturing and distribution practices and integrating the worldwide sales and marketing organizations. Integration activities began in January 2005 and are expected to continue through 2007.

We estimate that the total restructuring costs under this integration plan, exclusive of accrued acquisition related costs, will be approximately $25 – $30 million and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. The following table summarizes the restructuring costs incurred through April 30, 2006.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	Plant Shutdown	Severance	Other	Total
	(In millions)
Restructuring costs incurred:
Through October 31, 2005	$1.9	$2.1	$6.5	$10.5
For the six-month period ended April 30, 2006	0.9	0.9	1.3	3.1

	$2.8	$3.0	$7.8	$13.6

Note 4. Inventories, net

	April 30, 2006	October 31, 2005
	(In thousands)
Raw materials	$30,327	$26,161
Work-in-process	13,534	16,083
Finished goods	170,805	143,449

	$214,666	$185,693

Inventories are stated at the lower of average cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

Note 5. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of November 1, 2004	$190,772	$119,828	$310,600
Additions during the year ended October 31, 2005	859,094	1,683	860,777
Other adjustments*	(2,328)	—	(2,328)

Balance as of October 31, 2005	1,047,538	121,511	1,169,049
Additions during the six-month period ended April 30, 2006	3,496	34,590	38,086
Other adjustments*	2,098	—	2,098

	$1,053,132	$156,101	$1,209,233

*	Primarily translation differences in goodwill denominated in foreign currency.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Other Intangible Assets

	As of April 30, 2006		As of October 31, 2005
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)

Trademarks	$1,607	$210	$1,651	$236
Technology	88,562	15,715	83,725	13,113
Shelf space and market share	73,486	6,529	70,224	4,033
License and distribution rights and other	17,076	4,615	17,117	3,922

	180,731	$27,069	172,717	$21,304

Less accumulated amortization and translation	27,069		21,304

Other intangible assets, net	$153,662		$151,413

We estimate that amortization expense will be about $14 million per year in the five-year period ending October 31, 2010.

Note 6. Debt

	April 30, 2006	October 31, 2005
	(In thousands)
Short-term:
Overdraft facilities	$45,753	$33,981
Current portion of long-term debt	12,867	38,279

	$58,620	$72,260

Long-term:
Convertible senior debentures, net of discount of $2,468 and 2,540	$112,532	$112,460
Credit facility	597,500	557,250
Other	1,022	1,221

	711,054	670,931
Less current portion	12,867	38,279

	$698,187	$632,652

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

Interest rates are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 62.5 to 150 basis points for the revolver and term loan. As of April 30, 2006, the additional basis points were 137.5 on both the revolver and the term loan.

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

At April 30, 2006, the Company’s debt was 36% of total capitalization, the ratio of EBITDA to fixed charges (as defined) was 1.2 to 1 and the ratio of debt to EBITDA was 3.2 to 1.

The Company wrote off $4.1 million of debt issuance costs as a result of amending the facility in the first fiscal quarter of 2006. The remaining $2.3 million of debt issuance costs and the additional $625,000 cost incurred to amend the facility are carried in other assets and amortized to interest expense over its life.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

At April 30, 2006, we had $148.7 million available under the credit facility:

(In millions)
Amount of facility	$750.0
Outstanding loans	(601.3	)*

Available	$148.7

*	Includes $3.8 million in letters of credit backing other debt.

Convertible Senior Debentures: Our $115 million of 2.625% convertible senior debentures, net of discount, are due on July 1, 2023.

European Overdraft Facility: At April 30, 2006, $25.7 million of the $40 million facility was utilized. The weighted average interest rate on the outstanding balances was 4.79%.

Japan Overdraft Facility: On February 22, 2006, the Company entered into a $15 million Yen-denominated credit facility allowing the Company to better manage its cash in Japan. The Company also provided a continuing and unconditional guaranty to the bank on behalf of its Japanese subsidiary, CooperVision K.K. The Company will pay to the bank all forms of indebtedness in Yen upon demand by the bank. Interest expense is calculated on the outstanding balance based on the EuroYen rate plus a 1% fixed spread. At April 30, 2006, $13.8 million of the $15 million was utilized. The weighted average interest rate on the outstanding balances was 1.07%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 7. Earnings Per Share (EPS)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(In thousands, except for per share amounts)
Net income	$13,701	$27,827	$31,655	$45,536
Add interest charge applicable to convertible debt, net of tax	523	524	1,045	1,048

Income for calculating diluted earnings per share	$14,224	$28,351	$32,700	$46,584

Basic:
Weighted average common shares	44,520	43,980	44,508	39,801

Basic earnings per common share	$0.31	$0.63	$0.71	$1.14

Diluted:
Weighted average common shares	44,520	43,980	44,508	39,801
Effect of dilutive stock options	467	1,534	508	1,610
Shares applicable to convertible debt	2,590	2,590	2,590	2,590

Diluted weighted average common shares	47,577	48,104	47,606	44,001

Diluted earnings per common share	$0.30	$0.59	$0.69	$1.06

We excluded the following options to purchase Cooper’s common stock from the computation of diluted EPS because their exercise prices were above the average market price:
	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Number of shares excluded	2,129,133	10,000	2,129,133	10,000

Exercise prices	$55.33-$80.51	$80.51	$55.33-$80.51	$80.51

Note 8. Share-Based Compensation Plans

The Company has two share-based compensation plans, which include stock options and restricted stock awards. The Second Amended and Restated 2001 Long-Term Incentive Plan (2001 LTIP) and the 2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan) are the only plans with stock awards currently available for grant as of April 30, 2006. The 2006 Directors Plan has replaced the 1996 Long-Term Incentive Plan for Non-Employee Directors (1996 Directors Plan), which expired in November 2005 by its terms.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for stock options and restricted stock awards were as follows:

	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006
	(In millions)
Selling, general and administrative expenses	$3.1	$7.9
Cost of products sold	0.1	0.1
Research and development expense	0.1	0.2
Capitalized in inventory	0.3	0.6

Total compensation expense	$3.6	$8.8

Related income tax benefit	$0.7	$2.1

Cash received from options exercised under all share-based payment arrangements for the three and six months ended April 30, 2006, was $0.4 million and $2.5 million, respectively.

The Company issues shares from treasury stock upon the exercise of 1996 Directors Plan stock options. The Company did not repurchase shares in the first half of fiscal 2006.

During the second fiscal quarter of 2006, the Company received stockholder approval of the Second Amended and Restated 2001 Long-Term Incentive Plan and the 2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan), and no further awards will be granted from the 1996 Directors Plan.

Details regarding the valuation and accounting for stock options follow.

The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table.

	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006
Expected life	4.42 to 5.16 years	3.56 to 5.16 years
Expected volatility	29.5% to 30.2%	29.5% to 30.8%
Risk-free interest rate	4.38% to 4.52%	4.37% to 4.52%
Dividend yield	0.09%	0.09%

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The fair value of each option award granted during the first half of fiscal 2005 was estimated on the date of grant using the Black-Scholes option valuation model and weighted-average assumptions in the following table.

	Three Months Ended April 30, 2005	Six Months Ended April 30, 2005
Expected life	3.5 years	3.5 years
Expected volatility	28%	28%
Risk-free interest rate	3.82%	3.48%
Dividend yield	0.089%	0.098%

The status of the Company’s stock option plans at April 30, 2006, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2005	3,967,609	$50.66
Granted	188,067	$64.92
Exercised	(90,833)	$27.51
Forfeited or expired	(35,250)	$68.25

Outstanding at April 30, 2006	4,029,593	$51.71	7.80	$8,213,628

Vested and exercisable at April 30, 2006	1,882,025	$37.67	6.53	$30,258,210

The weighted-average fair value of each option granted during the three and six months ended April 30, 2006, estimated as of the grant date using the Black-Scholes option pricing model, for the 2001 LTIP was $16.93 and $16.57, respectively, and for the Directors Plans were $19.33 and $23.74, respectively. The total intrinsic value of options exercised during the first half of fiscal 2006 was $3 million. The expected requisite service periods for options granted in both the three and six months ended April 30, 2006 for employees and directors was 33 months and 4 months, respectively.

Stock awards outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant. Options granted under the 2001 LTIP generally vest over three and one-half to five years based on market and service conditions and expire no later than ten years after the grant date. Options granted under the 2006 Directors Plan and the 1996 Directors Plan generally vest in five years or upon achievement of a market condition and expire no later than ten years after the grant date. Effective November 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

As of April 30, 2006, there was $27.1 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years.

Note 9. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first half of fiscal 2006 was 11.37 percent. Accounting principles generally accepted in the United States of America (GAAP) require that the projected fiscal year ETR be included in the year-to-date results. The ETR used to record the provision for income taxes for the six-month period ended April 30, 2005 was 21 percent. The decrease in the 2006 ETR reflects the continuing shift of business to jurisdictions with lower tax rates.

The Company has not provided for Federal income tax on approximately $333.8 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely. As a result, the Company has not availed itself of the favorable repatriation provisions of Internal Revenue Code Section 965.

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

Cooper has adopted the interim financial statement disclosure requirements of SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pension and Other Postretirement Benefits. The provisions of SFAS No. 132, as revised, require additional disclosure to those in the original SFAS No. 132 regarding assets, obligations, cash flows and net periodic pension benefit cost of defined benefit plans. Cooper’s results of operations for the three and six months ended April 30, 2006 and 2005 reflect the following pension costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(In thousands)
Components of net periodic pension cost:
Service cost	$761	$480	$1,501	$960
Interest cost	398	355	786	710
Expected returns on assets	(420)	(342)	(841)	(684)
Amortization of prior service cost	8	7	14	14
Amortization of transition obligation	6	7	14	14
Recognized net actuarial loss	109	70	225	140

Net periodic pension cost	$862	$577	$1,699	$1,154

Pension contributions:
Contributions made during period	$—	$—	$—	$—

Note 11. Cash Dividends

We paid a semiannual dividend of 3 cents per share on January 5, 2006, to stockholders of record on December 16, 2005.

On May 12, 2006, we announced that the Company declared a semiannual dividend of 3 cents per share payable on July 5, 2006, to stockholders of record on June 14, 2006.

Note 12. Contingencies

On February 15, 2006, a putative securities class action lawsuit was filed in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board, President and Chief Executive Officer and a director, Robert S. Weiss, its Executive Vice President, Chief Operating Officer and director, and John D. Fruth, director. The complaint was filed on behalf of purchasers of the Company’s securities between July 29, 2004, and November 21, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular.

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

Shortly after the filing of the Levine lawsuit, two similar putative class action lawsuits also were filed in the United States District Court for the Central District of California, Case Nos. SACV-06-306 CJC and SACV-06-331 CJC. On May 19, 2006, the Court consolidated all three actions under the heading In re Cooper Companies, Inc. Securities Litigation and selected a lead plaintiff and lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4. The lead plaintiff is in the process of preparing a consolidated complaint. The Company intends to vigorously defend these matters.

On March 17, 2006, Eben Brice filed a purported shareholder derivative complaint in the United States District Court for the Central District of California, Case No. 8:06-CV-00300-CJC-RNB, against A. Thomas Bender, the Company’s Chairman of the Board, President and Chief Executive Officer, Robert S. Weiss, its Executive Vice President, Chief Operating Officer and a director and directors John D. Fruth, Michael H. Kalkstein, Moses Marx, Donald Press, Steven Rosenberg, Allan E. Rubenstein and Stanley Zinberg (the “Brice Action”). The Company is named as a “nominal defendant.” The complaint purports to allege causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. However, as stated above, the complaint is derivative in nature and does not seek monetary damages from the Company.

Since the filing of the first purported shareholder derivative lawsuit, three similar purported shareholder derivative suits were filed in the United States District Court for the Central District of California, Case Nos. Case Nos. 8:06-cv-00434-CJC-RNB, 8:06-cv-00471-CJC-RNB, and Case Nos. 8:06-cv-00508-DOC-RNB. In addition, three similar purported shareholder derivative actions were filed and are currently pending in the Superior Court for the State of California for the County of Alameda, Case Nos. RG06260748, RG06266913, and RG6261152 . These six additional purported derivative actions repeat many of the allegations in the Brice Action. However, some of these derivative lawsuits also purport to state causes of action for violation of California’s insider trading statute, waste of corporate assets, breach of contract, and for contribution. These additional actions are asserted against the same defendants as in the Brice Action, and some of the plaintiffs also name as defendants Edgar J. Cummins, a former director, Jody S. Lindell, a current director, Gregory Fryling, the President and Chief Operating Officer of CooperVision, Carol R. Kaufman, the Company’s Senior Vice President of Legal Affairs, Secretary and Chief Administrative Officer, B. Norris Battin, the Company’s Vice President of Investor Relations and Communications, Paul L. Remmell, Chief Operating Officer and President of CooperSurgical, Jeffrey A. McLean, President, U.S. Operations of CooperVision, and Nicholas J. Pichotta, Chief Executive Officer of CooperSurgical.

All of the purported shareholder derivative actions are presently in preliminary procedural phases, and the Company and the individual defendants have yet to respond to any of the complaints. All of the actions are derivative in nature and do not seek monetary damages from the Company.

On October 5, 2004, Bausch & Lomb Incorporated (Bausch & Lomb) filed a lawsuit against Ocular Sciences, Inc. in the U.S. District Court for the Western District of New York alleging that its Biomedics toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. The parties have filed claim construction briefs for the court to consider for its Markman order, and fact discovery substantially concluded during the first quarter of fiscal 2006. Based on our review of the complaint and the patent, as well as other relevant information obtained in discovery, we believe this lawsuit is without merit and plan to continue to pursue a vigorous defense.

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

On April 11, 2006, CooperVision filed a lawsuit against CIBA Vision (Ciba) in the United States District Court for the District of Delaware seeking a judicial declaration that CooperVision’s Biofinity line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of United States Patent Nos. 5,760,100, 5,776,999, 5,789,461, 5,849,811, 5,965,631 and 6,951,894. Ciba has not yet filed a response to this suit.

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

Segment information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(In thousands)
Net sales to external customers:
CVI	$181,668	$188,889	$357,294	$309,938
CSI	29,729	26,605	59,842	53,106

	$211,397	$215,494	$417,136	$363,044

Operating income (loss):
CVI	$33,779	$41,220	$70,806	$68,164
CSI	(2,119)	4,208	3,156	7,725
Headquarters	(7,180)	(4,681)	(15,768)	(8,525)

Total operating income	24,480	40,747	58,194	67,364
Interest expense	(7,787)	(8,015)	(16,215)	(11,663)
Other expense, net	(1,100)	2,469	(6,263)	1,855

Income before income taxes	$15,593	$35,201	$35,716	$57,556

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

	April 30, 2006	October 31, 2005
	(In thousands)
Identifiable assets:
CVI	$1,994,094	$1,884,955
CSI	231,375	185,497
Headquarters	65,356	109,378

Total	$2,290,825	$2,179,830

Geographic information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(In thousands)
Net sales to external customers by country of domicile:
United States	$110,838	$107,069	$212,339	$187,555
Europe	62,602	66,152	124,799	114,357
Rest of world	37,957	42,273	79,998	61,132

Total	$211,397	$215,494	$417,136	$363,044

	April 30, 2006	October 31, 2005
	(In thousands)
Long-lived assets by country of domicile:
United States	$215,699	$189,538
Europe	224,370	186,716
Rest of world	7,362	3,531

Total	$447,431	$379,785

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” beginning on page 7.

Forward-Looking Statements: This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include certain statements about the integration of the Ocular business, our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions, planned product launches and results of operations are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. These include the risk that acquired businesses will not be integrated successfully into CVI and CSI, including the risk that the Company may not continue to realize anticipated benefits from its cost-cutting measures and inherent in accounting assumptions made in the acquisitions; the risks that CVI’s new products will be delayed or not occur at all, or that sales will be limited following introduction due to manufacturing constraints or poor market acceptance; risks related to implementation of information technology systems covering the Company’s businesses and any delays in such implementation or other events which could result in Management having to report a significant deficiency or material weakness in the effectiveness of the Company’s internal control over financial reporting in its 2006 annual report on Form 10-K; and risks with respect to the ultimate validity and enforceability of the Company’s patent applications and patents and the possible infringement of the intellectual property of others; and the impact of the NeoSurg and Inlet acquisitions on CSI’s and the Company’s revenue, earnings and margins.

Events, among others, that could cause our actual results and future actions of the Company to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing or distribution facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, variations in stock option expenses caused by stock price movement or other assumptions inherent in accounting for stock options, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with corporate governance requirements, changes in tax laws or their interpretation, changes in geographic profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, the adverse effects on patients, practitioners and product distribution of natural disasters, cost of business divestitures, the requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill, changes in accounting principles or estimates and other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors”

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

sections in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, as updated by the “Risk Factors” section in the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006, and the “Risk Factors” section in Part II, Item 1A of this report. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

Results of Operations

In this section we discuss the results of our operations for the second fiscal quarter of 2006 and compare them with the same period of fiscal 2005. We discuss our cash flows and current financial condition beginning on page 37 under “Capital Resources and Liquidity.”

On January 6, 2005, Cooper acquired all of the outstanding common stock of Ocular Sciences, Inc. (Ocular), a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses that are brand and product differentiated by distribution channel. Ocular’s results are included from that date forward.

Second Quarter Highlights:

•	Sales of $211.4 million, down 2% but up 1% in constant currency.

•	Gross margin 62% of revenue.

•	Operating income of $24.5 million.

•	Diluted earnings per share at 30 cents, down from 59 cents.

•	Operating results include $3.3 million of stock option expense, $0.9 million of litigation expenses related to intellectual property and securities litigation and acquisition and restructuring expenses including expenses of $1.4 million for restructuring, $3.6 million for manufacturing and distribution start-up costs, $2.2 million in losses and costs associated with corneal health product lines being phased out and a charge of $7.5 million for acquired in-process research and development. Our results also include a $0.9 million loss on foreign exchange.

Six-Month Highlights:

•	Sales of $417.1 million up 15%, 19% in constant currency.

•	Gross margin 62% of revenue.

•	Operating income of $58.2 million.

•	Diluted earnings per share at 69 cents down from $1.06, with an 8% increase in the number of diluted shares.

•	Operating results include $8.2 million of stock option expense, $0.9 million of litigation expenses related to intellectual property and securities litigation and acquisition and restructuring expenses including expenses of $3.1 million for restructuring, $3.6 million for manufacturing and distribution start-up costs, $3.1 million in net losses and costs associated with corneal health product lines being phased out and a charge of $7.5 million for acquired in-process research and development. Our results also include a $4.1 million write-off of debt issuance costs and a $1.7 million loss on foreign exchange.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Outlook

We are in the process of developing and launching a number of new contact lens products that we believe will result in Cooper continuing to have a broad and competitive product line. New products planned for introduction over the next two years include lenses utilizing our proprietary PC Technology, lenses utilizing silicone hydrogel materials and new lens designs, including multi-focal lenses. Contact lenses utilizing silicone hydrogel materials have grown significantly and Cooper believes that this material is rapidly becoming a major product material in the industry. To date the Company has launched only one silicone hydrogel lens design with limited distribution in Europe. While initial customer reaction from this lens has been favorable, our future growth may be limited by several critical factors relating to silicone hydrogel materials. We are incurring additional manufacturing costs as we attempt to ramp up silicone hydrogel volumes and improve efficiencies. We are also engaged in litigation with regard to our silicone hydrogel product and certain lens design patents. We believe that our ability to succeed with silicone hydrogel products will be an important factor affecting future levels of sales growth and profitability.

On a recurring basis we review our global product offering and decide to add to and delete from our product offering based upon our current marketing plans. As part of this process, in May 2006 we decided to focus our vision business specifically on contact lenses and, therefore, decided to phase out our corneal health products. We are considering strategic alternatives for our corneal health products and anticipate that we will complete our assessment of alternatives over the next several quarters.

Regarding capital resources, we believe that cash and cash equivalents on hand of $16.6 million plus cash from operating activities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We expect capital expenditures in fiscal 2006 of $150-$160 million, with about 70% for expanded manufacturing capacity, about 20% for conversion of CVI’s products to the Gen II manufacturing platform and consolidation of distribution centers and about 10% for information technology. At April 30, 2006, we had $148.7 million available under the KeyBank line of credit.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended April 30,			Percent of Sales Six Months Ended April 30,
	2006	2005	% Growth	2006	2005	% Growth
Net sales	100%	100%	(2)%	100%	100%	15%
Cost of sales	38%	39%	(6)%	38%	39%	12%

Gross profit	62%	61%	1%	62%	61%	17%
Selling, general and administrative expense	42%	37%	11%	41%	39%	24%
Research and development expense	6%	2%	160%	5%	1%	142%
Restructuring costs	—	1%	(50)%	—	1%	(8)%
Amortization of intangibles	2%	2%	3%	2%	1%	45%

Operating income	12%	19%	(40)%	14%	19%	(14)%

Net Sales: Cooper’s two business units, CooperVision and CooperSurgical generate all its revenue:

•	CVI markets, develops and manufacturers a broad range of contact lenses for the worldwide vision care market.

•	CSI markets, develops and manufacturers medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales declined $4.1 million or 2% in the three-month period and grew $54.1 million or 15% in the six-month period:

	Three Months Ended April 30,			Six Months Ended April 30,
	2006	2005	Growth	2006	2005	Growth
	($ in millions)
CVI	$181.7	$188.9	(4)%	$357.3	$309.9	15%
CSI	29.7	26.6	12%	59.8	53.1	13%

	$211.4	$215.5	(2)%	$417.1	$363.0	15%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CVI Net Sales by Market:

	Three Months Ended April 30,			Six Months Ended April 30,
	2006	2005	Growth	2006	2005	Growth
Geographic Segment	($ in millions)
Americas	$93.2	$90.2	3%	$176.7	$150.6	17%
Europe	63.9	67.3	(5)%	127.7	115.1	11%
Asia/Pacific	24.6	31.4	(22)%	52.9	44.2	20%

Total	$181.7	$188.9	(4)%	$357.3	$309.9	15%

CVI’s worldwide net sales declined 4% and grew 15% in the three- and six-month periods, (1)% and 20% in constant currency. Americas sales grew 3% and 17% in the three- and six-month periods, 2% and 16% in constant currency. European sales declined 5% and grew 11% in the three- and six-month periods but grew 3% and 21% in constant currency. Sales to the Asia-Pacific region declined 22% and grew 20% in the three- and six-month periods, down 15% and up 31% in constant currency. Net sales of Ocular have been included since the acquisition date of January 6, 2005.

CVI Net Sales: Practitioner and patient preferences in the worldwide contact lens market continue to change. The major shifts are from:

•	Conventional lenses replaced annually to disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months.

•	Commodity lenses to specialty lenses including toric lenses, cosmetic lenses and multifocal lenses.

•	Commodity spherical lenses to value-added spherical lenses such as continuous wear lenses and lenses to alleviate dry eye symptoms as well as lenses with aspherical optical properties or higher oxygen permeable lenses such as silicone hydrogels.

These shifts generally favor CVI’s line of specialty and value added products, which now comprise more than 50% of CVI’s worldwide business. In the first half of fiscal 2006, CVI commenced sales of a silicone hydrogel product in Europe and is in the process of expanding its manufacturing capacity to grow sales and for the release of the product in the United States in the second half of calendar 2006.

Definitions: Contact lens revenue includes sales of conventional, disposable, long-term extended wear lenses and single-use spherical lenses, some of which are aspherically designed, and specialty lenses - toric lenses, cosmetic lenses and multifocal lenses. Core product revenue includes specialty lenses plus PC Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

•	Aspheric lenses correct for near- and farsightedness and have additional optical properties that help improve visual acuity in low light conditions and can correct low levels of astigmatism and low levels of presbyopia, an age-related vision defect.

•	Toric lens designs correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

•	Multifocal lens designs correct presbyopia.

•	Proclear lenses, manufactured using proprietary phosphorylcholine (PC) technology, help enhance tissue/device compatibility and offer improved lens comfort.

Net sales for the quarter declined 4% with single-use spheres down 12%, at $19 million, all disposable spheres down 10% and total spheres down 12%. Disposable toric sales grew 9%, disposable multifocal sales were up 39% and total toric sales grew 5%. CVI’s line of specialty lenses grew 7% during the quarter. Proclear products continued global market share gains as Proclear toric sales increased 41% to $8.4 million, Proclear spheres increased 9% to $18.1 million and Proclear multifocal lenses increased 124% to $5 million. Single-use sales declined largely due to our inability during the quarter to meet product demand in Japan where CVI had introduced a new packaging format for the product.

Sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix have influenced revenue growth, average realized prices by product have not materially influenced revenue growth.

CSI Net Sales: CSI’s net sales increased 12% and 13% to $29.7 million and $59.8 million in the three- and six-month periods, respectively. Women’s healthcare products used primarily in obstetricians’ and gynecologists’ practices generate about 90% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare, which CSI does not actively market. The Inlet product line, acquired in November 2006, had net sales of about $2.9 million and $5.7 million in the three- and six-month periods. CSI’s organic sales growth was about 5% for the year-to-date period. CSI’s recent acquisitions did not significantly affect Cooper’s results of operations. While unit growth and product mix have influenced organic revenue growth, average realized prices by product have not materially influenced organic revenue growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Cost of Sales/Gross Profit: Gross profit as a percentage of net sales (margin) was:

	Margin Three Months Ended April 30,		Margin Six Months Ended April 30,
	2006	2005	2006	2005
CVI	63%	61%	63%	62%
CSI	59%	56%	58%	56%
Consolidated	62%	61%	62%	61%

CVI’s margin was 63% for the three-month and six-month periods of fiscal 2006 compared with 61% and 62%, respectively, for the prior year as a result of the changing product mix from the acquisition of Ocular and the impact of unfavorable foreign currency that flowed through cost of sales. The changing product mix included the addition of Ocular’s lower margin sphere products, including single-use spheres that represented 11.2% of lens sales in the current period compared to 8.8% in the first half of fiscal 2005. CVI’s fiscal 2006 cost of sales include stock option expense and acquisition and restructuring costs, which include costs related to disruptions in manufacturing associated with the conversion of single-use lenses to new packaging in a strip blister format, the relocation of Proclear manufacturing from Norfolk, Va., to Southampton in the United Kingdom, profits and losses associated with product lines being phased out and start-up costs for our new silicone hydrogel products. These costs amounted to $2.7 million or 1% of sales in the three-month period and $2.7 million or 0.6% of sales in the six-month period. For 2005, cost of sales included restructuring costs and inventory step-up costs associated with the Ocular acquisition, which amounted to $8.4 million or 4% of sales in the three-month period and $10.8 million or 3% of sales in the six-month period. Manufacturing inefficiencies associated with the ramp up of new products and plant realignment activities are expected to continue in the second half of the year.

CSI’s margin was 59% and 58% for the three- and six-month periods ended April 30, 2006, compared with 56% for both of the same periods in fiscal year 2005. Higher gross margin reflects continuing efficiencies from CSI’s restructuring activities completed in the fourth quarter of fiscal 2005 and the successful integration of acquisitions.

Selling, General and Administrative (SGA) Expense:

	Three Months Ended April 30,					Six Months Ended April 30,
	2006	% Net Sales	2005	% Net Sales	% Incr. (Decr.)	2006	% Net Sales	2005	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$70.6	39%	$65.4	35%	8%	$135.7	38%	$112.0	36%	21%
CSI	10.8	37%	9.4	35%	15%	21.5	36%	19.4	37%	11%
Headquarters	7.2	—	4.7	—	53%	15.8	—	8.5	—	85%

	$88.6	42%	$79.5	37%	11%	$173.0	41%	$139.9	39%	24%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

In the second quarter of fiscal 2006, consolidated SGA increased 11%, and as a percentage of revenue increased to 42% from 37% in the prior year for the three-month period and increased to 41% from 39% for the six-month period.  Stock option expenses of $3.1 million, CVI’s restructuring costs, including the rationalization of distribution centers in Europe and the United States from 21 to 5 locations, and litigation expenses related to intellectual property matters contributed largely to the SGA increases. Corporate headquarters’ expenses increased 53% to $7.2 million and 85% to $15.8 million in the three- and six-month periods. The 2006 corporate expenses for the quarter include $1.7 million of stock option expenses ($5.1 million year to date) and $0.3 million for expenses related to securities litigation along with increased costs to comply with corporate governance requirements and continued expenses for projects to maintain the Company’s global trading arrangement. We expect litigation expenses related to intellectual property matters and the securities litigation to increase over the course of 2006 and to continue to be significant in 2007.

Research and Development Expense: During the second fiscal quarter, CVI’s research and development expenditures were $5.6 million up 25% and $10.8 up 66% for the three-month and six-month periods over 2005. CVI’s research and development activities include programs to develop disposable silicone hydrogel products, product lines utilizing PC Technology and expansion of single-use product lines.

CSI’s research and development expenditures were $0.8 million and $1.5 million, before a $7.5 million charge for acquired in-process research and development associated with the first quarter of fiscal 2006 acquisition of NeoSurg, down 7% and 9% for the three-month and six-month periods. CSI’s research and development activities were primarily for upgrading and redesign of many CSI osteoporoses, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

Operating Income: Operating income decreased by $16.2 million or 40% and $9.2 million or 14% for the three- and six-month periods, respectively:

	Three Months Ended April 30,					Six Months Ended April 30,
	2006	% Net Sales	2005	% Net Sales	% Incr. (Decr.)	2006	% Net Sales	2005	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$33.8	19%	$41.2	22%	(18%)	$70.8	20%	$68.2	22%	4%
CSI	(2.1)	(7%)	4.2	16%	(150%)	3.2	5%	7.7	15%	(59%)
Headquarters	(7.2)	—	(4.7)	—	(53%)	(15.8)	—	(8.5)	—	(85%)

	$24.5	12%	$40.7	19%	(40%)	$58.2	14%	$67.4	19%	(14%)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Interest Expense: Interest expense decreased by $0.2 million or 3% in the three-month period and increased by $4.6 million or 39% in the six-month period. On December 12, 2005, we amended and restated our $750 million syndicated bank credit facility used to fund the acquisition of Ocular. We had $597.5 million in loans on our credit facility at April 30, 2006, compared to $603 million outstanding on April 30, 2005.

Other (Expense) Income, Net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(In thousands)
Unrealized gain on derivative instruments	$—	$2,834	$—	$2,834
Interest income	95	160	178	360
Foreign exchange (loss) gain	(908)	(395)	(1,746)	86
Unamortized debt issuance costs	—	—	(4,085)	(1,602)
Gain on sale of marketable securities	—	—	—	120
Other	(287)	(130)	(610)	57

	$(1,100)	$2,469	$(6,263)	$1,855

In the first quarter of fiscal 2006, we wrote off debt issuance costs related to our previous credit agreement of $4.1 million, and in the first half of 2005 we wrote off $1.6 million of debt issuance costs for a prior credit agreement and recorded a $2.8 million unrealized gain on derivative instruments. We had foreign exchange losses of $0.9 million and $1.7 million in the three- and six-month periods of fiscal 2006 compared with a loss of $0.4 million and a gain of $0.1 million in the same periods of fiscal 2005.

Provision for Income Taxes: We recorded tax expense of $4 million in the first half of fiscal 2006 compared to $12 million in the first half of fiscal 2005, on income before income taxes. The effective tax rate for the first half of fiscal 2006 (provision for taxes divided by income before taxes) was approximately 11.4 percent compared to approximately 21 percent for the first half of fiscal 2005 reflecting the shift of business to jurisdictions with lower tax rates.

Share-Based Compensation Plans: Effective November 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R, Share-Based Payment. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first six months of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for stock options and restricted stock awards were as follows:

	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006
	(In millions)
Selling, general and administrative expenses	$3.1	$7.9
Cost of products sold	0.1	0.1
Research and development expense	0.1	0.2
Capitalized in inventory	0.3	0.6

Total compensation expense	$3.6	$8.8

Related income tax benefit	$0.7	$2.1

Cash received from options exercised under all share-based payment arrangements for the three and six months ended April 30, 2006, was $0.4 million and $2.5 million, respectively.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

Second Quarter Highlights:

•	Operating cash flow $45.4 million vs. $42.9 million in the second quarter of fiscal 2005.

•	Cash payments for acquisitions totaled $6.5 million.

•	Expenditures for purchases of property, plant and equipment (PP&E) $39.6 million vs. $27.2 million in the second quarter of 2005.

Six-Month Highlights:

•	Operating cash flow $78.5 million vs. $78.7 million in the first half of 2005.

•	Cash payments for acquisitions totaled $61.2 million.

•	Expenditures for purchases of PP&E $85.6 million vs. $38.8 million in the first half of 2005.

Comparative Statistics ($ in millions):

	April 30, 2006	October 31, 2005
Cash and cash equivalents	$16.6	$30.8
Total assets	$2,290.8	$2,179.8
Working capital	$196.7	$186.1
Total debt	$756.8	$704.9
Stockholders’ equity	$1,330.3	$1,273.2
Ratio of debt to equity	0.57:1	0.55:1
Debt as a percentage of total capitalization	36%	36%
Operating cash flow - twelve months ended	$183.6	$183.8

Operating Cash Flow: Cash flow provided from operating activities continues as Cooper’s major source of liquidity, totaling $78.5 million in the first half of fiscal 2006 and $183.6 million over the twelve-month period ended April 30, 2006.

Working capital increased $10.6 million in the first half of fiscal 2006 due to an increase of $29 million in inventory, a decrease of $0.2 million in current accrued liabilities and accounts payable, and a decrease in short-term debt of $13.7 million. This activity was partially offset as cash decreased $14.3 million, as we continue to improve our cash management, receivables decreased $4.4 million and current deferred tax assets and other decreased $13.6 million. The increase in working capital is primarily due to the amendment of Cooper’s credit facility, which reduced the current portion of debt and the build up of inventory in anticipation of new product launches and to provide stock while CVI consolidates distribution centers.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

At the end of the first half of fiscal 2006, Cooper’s inventory months on hand (MOH) increased to 8.0 from 7.1 in last year’s second quarter as inventory was built to support new product launches and to provide stock while CVI consolidates distribution centers. Also, our days sales outstanding (DSO) decreased to 61 days from 62 days in last year’s second quarter. For comparability, these DSO’s and MOH’s are pro forma, calculated including Ocular’s results of operations for the entire first fiscal half of 2005. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flow: The cash outflow of $146.8 million from investing activities was driven by payments of $61.2 million for acquisitions, primarily the purchase of Inlet and NeoSurg, and capital expenditures of $85.6 million, used primarily to expand manufacturing capacity, combine distribution centers and continue the rollout of new information systems.

Financing Cash Flow: The cash inflow of $53.9 million from financing activities was driven by proceeds from long-term debt of $662.8 million, net proceeds from short-term debt of $11.7 million, $1.5 million from excess tax benefits from share-based compensation arrangements, and $2.5 million from the exercise of stock options, partially offset by repayment of debt of $622.7 million, payment of debt acquisition costs of $0.6 million and dividends on our common stock of $1.3 million paid in the first six months of fiscal 2006.

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

•	Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured. For contact lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business, since a high percentage of our revenue is from direct sales to doctors.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Our reporting units are the same as our business segments – CooperVision and CooperSurgical – reflecting the way that we manage our business. Our most recent estimate of fair value, at the time of our May 1, 2005, review and using several valuation techniques including assessing industry multiples, for CooperVision ranged from $1.9 billion to $3.6 billion compared to a carrying value of $1.7 billion and for CooperSurgical ranged from $260 million to $436 million compared to a carrying value of $174 million.

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

New Accounting Pronouncement

Effective November 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) quarterly amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of the adoption of SFAS 123R, the Company’s financial results were lower than under the Company’s previous accounting method for share-based compensation, by the following amounts:

	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006
	(In millions)
Income before income taxes	$3.3	$8.2

Net income	$2.6	$6.1

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as financing cash flows. The Company has sufficient net operating loss carryforwards to generally eliminate cash payments for income taxes. The Company recognized $1.5 million of excess tax benefits as financing cash flows.

Risk Management

We are exposed to risks caused by changes in foreign exchange, principally our pound sterling and euro denominated debt and receivables and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our revolver and term loan debt under the KeyBank credit agreement varies with the London Interbank Offered Rate. The significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging about $525 million of variable rate debt effectively converting it to fixed rate debt for periods of up to three years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

As of April 30, 2006, $525 million of outstanding interest rate swaps are actively hedging outstanding debt. On February 7, 2006, a $100 million swap contract expired, and a new $125 million contract took effect resulting in $525 million of outstanding interest rate swaps.

Amended and Restated Credit Agreement

On December 12, 2005, Cooper amended and restated its existing $750 million syndicated bank credit facility (see Note 6. Debt). The amendment extended maturities and provides the Company with additional borrowing flexibility and lower overall pricing. The amendment refinanced the $465 million outstanding of Term A and Term B loans under the prior facility and is comprised of a revolving credit facility, which was increased from $275 million to $500 million, and a $250 million term loan. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $250 million. We wrote off $4.1 million of debt issuance costs as a result of amending the original facility. KeyBank led the amendment process, which resulted in substantially all original banks retaining or increasing their participation in the agreement. The revolving facility and the term loan mature on December 12, 2010. Interest rates are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 62.5 to 150 basis points for the revolver and term loan. Terms include a first security interest in all of the Company’s domestic assets. The credit agreement:

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

Payments Due by Fiscal Period

	2006	2007 & 2008	2009 & 2010	2011 & Beyond
	($ in millions)
Long-term debt	$0.3	$88.0	$141.5	$498.8

Trademarks

Proclear® and Biomedics® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report. PC Technology and Biofinity are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2006, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of April 30, 2006, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Levine v. The Cooper Cos., Inc., et.al.

On February 15, 2006, a putative securities class action lawsuit was filed in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board, President and Chief Executive Officer and a director, Robert S. Weiss, its Executive Vice President, Chief Operating Officer and a director, and John D. Fruth, a director. The complaint was filed on behalf of purchasers of the Company’s securities between July 29, 2004 and November 21, 2005, including persons who received Company securities in exchange for their shares of Ocular Sciences, Inc. in the January 2005 merger pursuant to which the Company acquired Ocular.

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

Shortly after the filing of the Levine lawsuit, two similar putative class action lawsuits also were filed in the United States District Court for the Central District of California, Case Nos. SACV-06-306 CJC and SACV-06-331 CJC. On May 19, 2006, the Court consolidated all three actions under the heading In re Cooper Companies, Inc. Securities Litigation and selected a lead plaintiff and lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4. The lead plaintiff is in the process of preparing a consolidated complaint. The Company intends to vigorously defend these matters.

In re Cooper Companies, Inc. Derivative Litigation

On March 17, 2006, Eben Brice filed a purported shareholder derivative complaint in the United States District Court for the Central District of California, Case No. 8:06-CV-00300-CJC-RNB, against A. Thomas Bender, the Company’s Chairman of the Board, President and Chief Executive Officer, Robert S. Weiss, its Executive Vice President, Chief Operating Officer and a director and directors John D. Fruth, Michael H. Kalkstein, Moses Marx, Donald Press, Steven Rosenberg, Allan E. Rubenstein and Stanley Zinberg (the “Brice Action”). The Company is named as a “nominal defendant.” The complaint purports to allege causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. However, as stated above, the complaint is derivative in nature and does not seek monetary damages from the Company.

Since the filing of the first purported shareholder derivative lawsuit, three similar purported shareholder derivative suits were filed in the United States District Court for the Central District of California, Case Nos. Case Nos. 8:06-cv-00434-CJC-RNB, 8:06-cv-00471-CJC-RNB, and Case Nos. 8:06-cv-00508-DOC-RNB. In addition, three similar purported shareholder derivative actions were filed and are currently pending in the Superior Court for the State of California for the County of Alameda, Case Nos. RG06260748, RG06266913, and RG6261152 . These six additional purported derivative actions repeat many of the allegations in the Brice Action. However, some of these derivative lawsuits also purport to state causes of action for violation of California’s insider trading statute, waste of corporate assets, breach of contract, and for contribution. These additional actions are asserted against the same defendants as in the Brice Action, and some of the plaintiffs also name as defendants Edgar J. Cummins, a former director, Jody S. Lindell, a current director, Gregory Fryling, the President and Chief Operating Officer of CooperVision, Carol R. Kaufman, the Company’s Senior Vice President of Legal Affairs, Secretary and Chief Administrative Officer, B. Norris Battin, the Company’s Vice President of Investor Relations and Communications, Paul L. Remmell, Chief Operating Officer and President of CooperSurgical, Jeffrey A. McLean, President, U.S. Operations of CooperVision, and Nicholas J. Pichotta, Chief Executive Officer of CooperSurgical.

All of the purported shareholder derivative actions are presently in preliminary procedural phases, and the Company and the individual defendants have yet to respond to any of the complaints. All of the actions are derivative in nature and do not seek monetary damages from the Company.

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

CIBA Vision Litigation

On April 10, 2006, CooperVision filed a lawsuit against CIBA Vision (Ciba) in the United States District Court for the Eastern District of Texas alleging that Ciba is infringing United States Patent Nos. 6,431,706, 6,923,538, 6,467,903, 6,857,740 and 6,971,746 by, among other things, making, using, selling and offering to sell its O2Optix™ line of contact lenses. On June 5, 2006, Ciba filed an answer denying infringement and asserting certain affirmative defenses. This lawsuit is in a very preliminary stage. No scheduling order has been entered and no discovery has occurred.

On April 11, 2006, CooperVision filed a lawsuit against CIBA Vision (Ciba) in the United States District Court for the District of Delaware seeking a judicial declaration that CooperVision’s Biofinity line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of United States Patent Nos. 5,760,100, 5,776,999, 5,789,461, 5,849,811, 5,965,631 and 6,951,894. Ciba has not yet filed a response to this suit.

Item 1A.	Risk Factors

Our business faces significant risks. These risks include those described in our periodic filings and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock or convertible debentures could decline. The risk factors set forth below were disclosed under “Risk Factors” in our Annual Report on Form 10-K for fiscal year ended October 31, 2005, as updated by the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2006, and have been modified to reflect changes since the first quarter filing. To understand the risks to our business, this information should be read in conjunction with the other risk factors facing the Company that are set forth in the 2005 Form 10-K and first quarter 2006 Form 10-Q, as well as the other information contained in this report and the 2005 Form 10-K.

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

Our major competitors in the specialty contact lens business offer competitive products, newer materials plus a variety of other eye care products, including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. Moreover, newer silicone hydrogel lenses are gaining market acceptance in the specialty lens business and we are not yet able to manufacture and market our own competitive silicone hydrogel specialty products, which could erode our specialty lens market share and margins.

The market for our non-specialty, commodity contact lenses is also intensely competitive and is characterized by declining prices for many older product lines and growing demand for newer silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results, to successfully introduce new products, including our own silicone hydrogel products, on a timely basis in markets such as the United States, Europe and Japan, and to achieve manufacturing efficiencies and sufficient manufacturing capacity for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capacity. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our proposed products have not yet been clinically tested or commercially introduced, and we cannot assure you that any of them will achieve market acceptance or generate operating profits. We have not commercially marketed many of our planned new products, such as certain of our planned silicone hydrogel contact lens products and new contact lens products containing our patented phosphorilcoline (PC) technology and have limited manufacturing capacity for our silicone hydrogel product recently launched in Europe. Market acceptance and customer demand for these products are uncertain. The development of a market for our products may be influenced by many factors, some of which are out of our control, including:

•	limited product availability due to manufacturing constraints;

•	acceptance of our products by eye care and women’s healthcare practitioners;

•	the cost competitiveness of our products;

•	consumer reluctance to try and use a new product;

•	regulatory requirements;

•	the earlier release of competitive products, such as silicone hydrogel products into the market by our competitors; and

•	the emergence of newer and more competitive products.

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

We may also seek to enforce our intellectual property rights on others through litigation. See Item 1 — Legal Proceedings (CIBA Vision). Our claims, even if meritorious, may be found invalid or inapplicable to a party we believe infringes or has misappropriated our intellectual property rights. In addition, litigation can:

•	be expensive and time consuming to prosecute or defend;

•	result in a finding that we do not have certain intellectual property rights or that such rights lack sufficient scope or strength;

•	divert management’s attention and resources; or

•	require us to license our intellectual property.

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

Significant litigation regarding intellectual property rights exists in our industry. Third parties have made, and it is possible that they will make in future, claims of infringement against us or our contract manufacturers in connection with their use of our technology. See Item 1 — Legal Proceedings (Bausch & Lomb, CIBA Vision). Any claims, even those without merit, could:

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

Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or our contract manufacturers in connection with the use of our technology, in particular if we are unable to manufacture or sell any of our planned products in any major market, could adversely affect our business.

We face risks in connection with securities litigation.

The Company and three of its directors and officers have been named in several putative securities class action lawsuits and its directors and certain of its officers have been named in putative derivative lawsuits, the nature and status of which are described in “Item 1 — Legal Proceedings.” The securities actions, which are at a very preliminary stage and have been consolidated into a single action, seek unspecified damages from the Company, and we are unable to estimate the range of potential losses that would be incurred if the plaintiffs in this action were to prevail, or to determine the total effect that it may have on our results of operations, financial position and cash flows. However, any settlement or judgment on the merits of this action could have a material adverse effect on the Company’s liquidity, results of operations and financial condition. In addition, securities litigation, irrespective of its merits, is costly to defend and diverts management’s attention and resources, which could adversely affect our business.

The purported derivative lawsuits, which are at a very preliminary stage, do not seek damages from the Company. However, derivative litigation is costly, and these lawsuits may divert Management’s attention and resources, which could adversely affect our business.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Stockholders was held on March 21, 2006.

Each of the ten individuals nominated to serve as directors of the Company was elected:

Director	Shares For	Shares Against
A. Thomas Bender	36,493,445	2,979,056
John D. Fruth	36,369,650	3,102,851
Michael H. Kalkstein	34,740,751	4,731,750
Jody S. Lindell	39,181,730	290,771
Moses Marx	36,494,410	2,978,091
Donald Press	34,733,443	4,739,058
Steven Rosenberg	36,359,293	3,113,208
Allan E. Rubenstein, M.D.	34,739,308	4,733,193
Robert S. Weiss	36,478,695	2,993,806
Stanley Zinberg, M.D.	39,037,597	434,904

Stockholders ratified the appointment of KPMG LLP as Cooper’s independent certified public accountant for the fiscal year ending October 31, 2006. A total of 36,559,641 shares were voted in favor of the ratification, 2,886,322 shares were voted against it and 26,538 shares abstained.

Stockholders adopted Cooper’s Second Amended and Restated 2001 Long-Term Incentive Plan. A total of 22,678,203 shares were voted in favor of the adoption, 12,067,967 shares were voted against it and 59,559 shares abstained.

Stockholders also approved the adoption of the 2006 Long-Term Incentive Plan for Non-Employee Directors. A total of 25,965,651 shares were voted in favor of the adoption, 8,759,669 shares were voted against it and 80,409 shares abstained.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description

10.1	The Cooper Companies, Inc. Amended and Restated 2006 Incentive Payment Plan as incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2006.

10.2	The Cooper Companies, Inc. Second Amended & Restated 2001 Long-Term Incentive Plan.

10.3	The Cooper Companies, Inc. 2006 Long-Term Incentive Plan for Non-Employee Directors.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 9, 2006	/s/ Rodney E. Folden
Rodney E. Folden
Corporate Controller
(Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.

10.1	The Cooper Companies, Inc. Amended and Restated 2006 Incentive Payment Plan as incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2006.

10.2	The Cooper Companies, Inc. Second Amended & Restated 2001 Long-Term Incentive Plan.

10.3	The Cooper Companies, Inc. 2006 Long-Term Incentive Plan for Non-Employee Directors.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.