Form 10-K/A
period 2005-10-31
COOPER COMPANIES INC
filed 2006-06-23
CIK 711404

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Number of shares outstanding of the registrant’s common stock, as of December 31, 2005: 44,503,798

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders held on March 21, 2006	Part III

THE COOPER COMPANIES, INC.

FORM 10-K/A

(Amendment No. 2)

For the Fiscal Year ended October 31, 2005

EXPLANATORY NOTE

This is the second of two amendments to our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (the Original Report). Neither of these amendments involves any change to the financial information contained in the Original Report.

We filed the Original Report with the Securities and Exchange Commission (SEC) on January 17, 2006. We amended the Original Report pursuant to Amendment No. 1 filed with the SEC on February 8, 2006 (Amendment No. 1) to replace the Report of Independent Registered Public Accounting Firm with respect to such firm’s audit of management’s assessment of the company’s internal control over financial reporting as of October 31, 2005, on page 51 of the Original Report, with a revised Report of Independent Registered Public Accounting Firm reflecting changes in the fifth and eighth paragraphs thereof which were inadvertently omitted from the report as included in the Original Report. Amendment No. 1 also included, as Exhibit 23, a Consent and Report on Schedule of Independent Registered Public Accounting Firm which replaced the consent filed as Exhibit 23 to the Original Report. Amendment No. 1 made no other changes to the information contained in the Original Report.

This Amendment No. 2 to the Original Report is being filed to include the complete text of Item 8 from the Original Report, as amended by Amendment No. 1. In addition, because we are refiling Item 8, as so amended, the Consent and Report on Schedule of Independent Registered Public Accounting Firm, included as Exhibit 23 to Amendment No. 1, has been replaced by the Consent and Report on Schedule of Independent Registered Public Accounting Firm included as Exhibit 23 to this amendment, and new certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 207 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley, are included in this amendment as Exhibits 31.3 and 31.4, and Exhibits 32.3 and 32.4, respectively.

This Amendment contains no changes to the Item 8 information contained in the Original Report as amended by Amendment No. 1, and does not amend any other Item contained in the Original Report. Since our filing of the Original Report, we have filed our Form 10-Q for the fiscal quarter ended January 31, 2006, and our Form 10-Q for the fiscal quarter ended April 20, 2006, with the SEC on March 13, 2006 and June 9, 2006, respectively, which quarterly reports contain information about our business, financial condition and results of operations since October 31, 2005 and the filing of the Original Report.

PART II
Item 8.	Financial Statements and Supplementary Data	3

PART IV
Item 15.	Exhibits and Financial Statement Schedules	43

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

Years Ended October 31,	2005	2004	2003
Number of shares excluded	236,166	665,500	850,000

Range of exercise prices	$72.94 -$80.51	$68.66	$35.69 -$41.44

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

Note 7. Financial Instruments

The fair value of each of our financial instruments, including cash and cash equivalents, trade receivables, lines of credit and accounts payable, approximated its carrying value as of October 31, 2005 and 2004 because of the short maturity of these instruments and the ability to obtain financing on similar terms. We believe that there are no significant concentrations of credit risk in trade receivables.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(In thousands, except per share amounts)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Restated	Reported	Restated	Reported	Restated	Reported
2005
Net sales	$147,550	$147,890	$215,494	$215,774	$222,932	$222,142	$220,641
Cost of sales	55,432	55,568	84,785	84,967	84,103	85,523	85,466

Gross profit	92,118	92,322	130,709	130,807	138,829	136,619	135,175
Selling, general and administrative expense	60,395	60,189	79,474	79,317	80,755	80,095	77,330
Research and development expense	2,830	2,830	5,356	5,356	7,124	7,124	27,569
Restructuring costs	666	723	1,741	1,937	1,688	2,587	4,366
Amortization of intangibles	1,610	888	3,391	1,225	3,328	1,161	3,375

Operating income	26,617	27,692	40,747	42,972	45,934	45,652	22,535
Interest expense	3,648	3,719	8,015	8,086	8,105	8,176	8,356
Other income/(loss), net	(614)	(614)	2,469	2,469	(792)	(792)	(317)

Income before income taxes	22,355	23,359	35,201	37,355	37,037	36,684	13,862
Provision for income taxes	4,646	4,873	7,374	7,845	(582)	(672)	5,297

Net income	17,709	18,486	27,827	29,510	37,619	37,356	8,565
Add interest charge applicable to convertible debt, net of tax	524	524	524	524	524	524	524

Income for calculating diluted earnings per share	$18,233	$19,010	$28,351	$30,034	$38,143	$37,880	$9,089

Diluted earnings per share	$0.46	$0.48	$0.59	$0.62	$0.80	$0.79	$0.19

Diluted shares	39,479	39,479	48,104	48,104	47,854	47,854	48,063

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$109,734	$120,552	$129,079	$130,811

Gross profit	$69,956	$78,385	$83,134	$84,355

Income before income taxes	$23,838	$27,517	$29,755	$31,379
Provision for income taxes	5,483	5,818	5,707	2,656

Net income	18,355	21,699	24,048	28,723
Add interest charge applicable to convertible debt, net of tax	523	524	524	524

Income for calculating diluted earnings per share	$18,878	$22,223	$24,572	$29,247

Diluted earnings per share	$0.52	$0.61	$0.67	$0.79

Diluted shares excluding shares applicable to convertible debt	33,543	33,931	34,128	34,342
Shares applicable to convertible debt	2,590	2,590	2,590	2,590

Number of shares used to compute diluted earnings per share	36,133	36,521	36,718	36,932

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

3. Exhibits

23	-	Consent and Report of Independent Registered Public Accounting Firm on Schedule

31.3	-	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.4	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.3	-	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.4	-	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2006.

THE COOPER COMPANIES, INC.

By:	/s/ STEVEN M. NEIL
Steven M. Neil
Vice President and Chief Financial Officer