Form 10-Q
period 2006-07-31
COOPER COMPANIES INC
filed 2006-09-08
CIK 711404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 31, 2006

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

Large accelerated filer   ☒   Accelerated filer   ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	44,531,173 Shares
Class	Outstanding at August 31, 2006

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net sales	$225,798	$222,932	$642,934	$585,976
Cost of sales	88,037	84,103	244,649	224,320

Gross profit	137,761	138,829	398,285	361,656
Selling, general and administrative expense	90,039	80,755	263,085	220,624
Research and development expense	6,264	7,124	26,110	15,310
Restructuring costs	5,628	1,688	7,834	4,095
Amortization of intangibles	3,530	3,328	10,762	8,329

Operating income	32,300	45,934	90,494	113,298
Interest expense	8,534	8,105	24,749	19,768
Other income (expense), net	523	(792)	(5,740)	1,063

Income before income taxes	24,289	37,037	60,005	94,593
Provision (benefit) for income taxes	3,312	(582)	7,373	11,438

Net income	20,977	37,619	52,632	83,155
Add interest charge applicable to convertible debt, net of tax	522	524	1,567	1,572

Income for calculating diluted earnings per share	$21,499	$38,143	$54,199	$84,727

Earnings per share:
Basic	$0.47	$0.85	$1.18	$2.02

Diluted	$0.45	$0.80	$1.14	$1.87

Number of shares used to compute earnings per share:
Basic	44,531	44,122	44,516	41,257

Diluted	47,482	47,854	47,614	45,282

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	July 31, 2006	October 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,724	$30,826
Trade accounts receivable, net of allowance for doubtful accounts of $6,719 at July 31, 2006 and $7,232 at October 31, 2005	149,923	152,610
Inventories, net	226,360	185,693
Deferred tax assets	19,715	23,449
Prepaid expense and other current assets	47,510	51,136

Total current assets	456,232	443,714

Property, plant and equipment, at cost	611,177	477,244
Less: accumulated depreciation and amortization	130,630	97,459

	480,547	379,785

Goodwill	1,205,368	1,169,049
Other intangibles, net	150,193	151,413
Deferred tax assets	19,620	19,716
Other assets	16,544	16,153

	$2,328,504	$2,179,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$60,573	$72,260
Accounts payable	54,782	36,042
Employee compensation and benefits	29,013	30,896
Accrued acquisition costs	29,443	41,110
Accrued income taxes	27,997	26,454
Other accrued liabilities	51,255	50,860

Total current liabilities	253,063	257,622

Long-term debt	698,443	632,652
Deferred tax liability	8,607	9,118
Accrued pension liability and other	11,697	7,213

Total liabilities	971,810	906,605

Commitments and Contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 44,952 at July 31, 2006 and 44,896 at October 31, 2005	4,495	4,490
Additional paid-in capital	992,049	977,317
Accumulated other comprehensive income and other	32,210	14,114
Retained earnings	334,398	284,437
Treasury stock at cost: 421 shares at July 31, 2006 and 465 shares at October 31, 2005	(6,458)	(7,133)

Stockholders’ equity	1,356,694	1,273,225

	$2,328,504	$2,179,830

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net income	$52,632	$83,155
Depreciation and amortization	45,020	34,726
Increase in operating capital	(20,088)	(10,379)
Other non-cash items	41,545	11,797

Net cash provided by operating activities	119,109	119,299

Cash flows from investing activities:
Purchases of property, plant and equipment	(128,784)	(75,857)
Acquisitions of businesses, net of cash acquired	(63,051)	(625,023)
Sale of marketable securities	—	1,779

Net cash used in investing activities	(191,835)	(699,101)

Cash flows from financing activities:
Net proceeds of short-term debt	1,224	3,068
Repayments of long-term debt	(678,978)	(188,619)
Proceeds from long-term debt	731,750	738,349
Debt acquisition costs	(625)	(7,697)
Dividends on common stock	(2,671)	(2,306)
Excess tax benefit from share-based compensation arrangements	1,170	—
Proceeds from exercise of stock options	2,531	17,284

Net cash provided by financing activities	54,401	560,079
Effect of exchange rate changes on cash and cash equivalents	223	(1,596)

Net decrease in cash and cash equivalents	(18,102)	(21,319)
Cash and cash equivalents - beginning of period	30,826	39,368

Cash and cash equivalents - end of period	$12,724	$18,049

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net income	$20,977	$37,619	$52,632	$83,155
Other comprehensive income:
Foreign currency translation adjustment	5,013	(22,328)	17,366	(17,397)
Change in value of derivative instruments, net of tax	(113)	2,006	988	1,808
Minimum pension liability adjustment, net of tax	—	—	197	—
Unrealized gain on marketable securities, net of tax:
Gain arising during the period	—	—	—	81
Reclassification adjustment	—	—	—	(71)

	—	—	—	10

Other comprehensive income (loss)	4,900	(20,322)	18,551	(15,579)

Comprehensive income	$25,877	$17,297	$71,183	$67,576

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at July 31, 2006 and October 31, 2005, the consolidated results of its operations for the three and nine months ended July 31, 2006 and 2005 and its cash flows for the nine months ended July 31, 2006 and 2005. Most of these adjustments are normal and recurring. However, certain adjustments associated with recent acquisitions including the acquisition of Ocular Sciences, Inc. (Ocular) and the related financial arrangements are of a nonrecurring nature.

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

•	Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured. For contact lenses as well as CSI medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business, since a high percentage of our revenue is from direct sales to doctors.

•	Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the fact that patients require satisfaction of healthcare needs in both strong and weak economies.

•	Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand to maintain high customer service levels in spite of the complexity of our specialty lens product portfolio.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

•	Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. We no longer amortize goodwill. Our reporting units are the same as our business segments – CooperVision and CooperSurgical – reflecting the way that we manage our business. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2006, and our analysis indicated that we have no goodwill impairment. The valuation of each of our reporting units was determined using a combination of discounted cash flows, an income valuation approach, and the guideline company method, a market valuation approach.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

New Accounting Pronouncement

Effective November 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first nine months of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) quarterly amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of the adoption of SFAS 123R, the Company’s financial results were lower than under the Company’s previous accounting method for share-based compensation, by the following amounts:

	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2006
	(In millions)
Income before income taxes	$2.8	$11.1
Net income	$2.3	$8.5

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statement of Cash Flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as financing cash flows. The Company recognized $1.2 million of excess tax benefits as financing cash flows, though the Company has sufficient net operating loss carryforwards to generally eliminate cash payments for income taxes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net income and basic and diluted income per common share would have been as follows:

	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005
	(In thousands, except per share amounts)
Net income, as reported	$37,619	$83,155
Add: Stock-based director compensation expense included in reported net income, net of related tax effects	—	358
Deduct: Total stock-based employee and director compensation expense determined under fair value based method, net of related tax effects	(1,330)	(5,990)

Pro forma net income	$36,289	$77,523

Basic earnings per share:
As reported	$0.85	$2.02

Pro forma	$0.82	$1.88

Diluted earnings per share:
As reported	$0.80	$1.87

Pro forma	$0.77	$1.76

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax position that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the Company, FIN 48 will be effective for our 2008 fiscal year. Differences between the amounts recognized in the statement of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases in future effective tax rates, and/or increases in future effective tax rate volatility.

Note 2. Acquisitions

Inlet Acquisition: On November 1, 2005, Cooper purchased Inlet Medical, Inc. (Inlet), a manufacturer of trocar closure systems and pelvic floor reconstruction procedure kits. Inlet offers a cost-effective trocar wound closure system and supplies procedure kits for the treatment of pelvic support problems.

We paid $25.5 million in cash for Inlet and have ascribed $18.8 million to goodwill, a negative $0.8 million to working capital (including acquisition costs of $1 million and $0.8 million of deferred tax liabilities), $7.4 million to other intangible assets and $0.1 million to property, plant and equipment. The purchase price can be adjusted up or down at the end of one year based on revenue and operating profit achievements. We are obtaining a third party valuation of the business using income approach valuation methodology.

NeoSurg Acquisition: On November 15, 2005, Cooper acquired NeoSurg Technologies, Inc. (NeoSurg) for $21.6 million in cash. NeoSurg has developed a patented combination reusable and disposable trocar access system to compete in the $285 million market for trocars within the $2.9 billion market for laparoscopic surgical devices.

We ascribed $14.4 million to goodwill, $1.4 million to other intangible assets, $7.5 million to in-process research and development, and negative $1.7 million to working capital (including acquisition costs of $1.4 million, deferred tax assets of $1.3 million and a transaction fee of $1.5 million). We are obtaining a third party valuation of the business using income approach valuation methodology.

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

The allocation of the purchase price was based on Ocular’s December 31, 2004, unaudited financial statements, and our estimates of the fair values of Ocular’s assets and liabilities, including the results of a valuation performed by an independent valuation firm. We ascribed $857.6 million to goodwill, all of which was assigned to our CooperVision reporting unit. The

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

purchase price allocation also includes $70 million to customer relationships (shelf space and market share), amortizable over 15 years and $60 million to manufacturing technology amortizable over 10 years, $357 million to tangible assets, $20 million to in-process research and development (IPR&D), and $139 million to liabilities assumed including about $59.5 million of accrued acquisition costs.

The valuation was based in part on the following significant assumptions. Goodwill was determined using the residual method after all other identifiable assets were valued. The residual goodwill value was utilized for the purpose of balancing the asset returns in the valuation analysis. Customer relationship value was based on Ocular customer data that was used to determine a reasonable retention rate to be applied to Ocular revenue. The primary assumptions used in determining a value for customer relationships were a retention rate of 90%, expenses based on expected margin ratios, a tax rate of 22% and a discount rate of 10.5%. Manufacturing technology value was based on the relief from royalty method, one of the income approach valuation methods. The primary assumptions used in determining a value for manufacturing technology were a royalty rate of 6% applied to the revenues attributed to the purchased manufacturing technology as of the valuation date, a tax rate of 22% and a 10% discount rate applied to the anticipated after-tax royalty savings. IPR&D value was based on the excess earnings method, one of the income approach valuation methods. The primary assumptions used to determine a value for IPR&D were a 22% tax rate and a 25% discount rate. Inventory was stepped up to reflect manufacturing profit acquired. The remaining tangible assets and liabilities assumed were based on net book value at the acquisition date. We determined that the net book value of property, plant and equipment was appropriate as a majority of these assets were acquired within five years of the acquisition date.

Pro Forma

The following reflects the Company’s unaudited pro forma results had the audited results of Ocular been included as of the beginning of the period. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time. Pro forma results of other acquisitions were not material.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(In millions, except per share amounts)
Pro Forma
Net sales	$225.8	$222.9	$642.9	$636.2
Net income	$21.0	$37.6	$52.6	$53.5
Diluted earnings per share	$0.45	$0.80	$1.14	$1.15

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 3. Acquisition and Restructuring Costs

When acquisitions are recorded, we accrue for the estimated direct costs of severance and plant/office closure costs of the acquired business in accordance with applicable accounting guidance including EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Management with the appropriate level of authority have completed, or in the cases of Inlet and NeoSurg are in the process of completing, their assessment of exit activities of the acquired companies and have substantially completed their integration plans. In addition, we accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence. There were no adjustments of accrued acquisition costs included in the determination of net income for the periods reported.

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

Below is a summary of activity related to accrued acquisition costs for the nine months ended July 31, 2006.

Description	Balance Oct. 31, 2005	Additions	Payments	Balance July 31, 2006
	(In thousands)
Plant shutdown	$12,442	$254	$7,041	$5,655
Severance	14,725	1,384	3,497	12,612
Legal and consulting	8,918	1,398	4,267	6,049
Preacquisition liabilities	768	—	—	768
Other	4,257	4,065	3,963	4,359

	$41,110	$7,101	$18,768	$29,443

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

We estimate that the total restructuring costs under this integration plan, exclusive of accrued acquisition related costs, will be approximately $25 – $30 million and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. The following table summarizes the restructuring costs incurred through July 31, 2006.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	Plant Shutdown	Severance	Other	Total
	(In millions)
Restructuring costs incurred:
Through October 31, 2005	$1.9	$2.1	$6.5	$10.5
For the nine-month period ended July 31, 2006	2.8	1.8	2.4	7.0

	$4.7	$3.9	$8.9	$17.5

Note 4. Inventories, net

	July 31, 2006	October 31, 2005
	(In thousands)
Raw materials	$31,166	$26,161
Work-in-process	18,087	16,083
Finished goods	177,107	143,449

	$226,360	$185,693

Inventories are stated at the lower of average cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

Note 5. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of November 1, 2004	$190,772	$119,828	$310,600
Additions during the year ended October 31, 2005	859,094	1,683	860,777
Other adjustments*	(2,328)	—	(2,328)

Balance as of October 31, 2005	1,047,538	121,511	1,169,049
Additions during the nine-month period ended July 31, 2006	1,121	33,214	34,335
Other adjustments*	1,984	—	1,984

	$1,050,643	$154,725	$1,205,368

*	Primarily translation differences in goodwill denominated in foreign currency.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Other Intangible Assets

	As of July 31, 2006		As of October 31, 2005
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$1,607	$218	$1,651	$236
Technology	88,618	17,714	83,725	13,113
Shelf space and market share	73,486	7,769	70,224	4,033
License and distribution rights and other	17,076	4,893	17,117	3,922

	180,787	$30,594	172,717	$21,304

Less accumulated amortization and translation	30,594		21,304

Other intangible assets, net	$150,193		$151,413

We estimate that amortization expense will be about $14 million per year in the five-year period ending October 31, 2010.

Note 6. Debt

	July 31, 2006	October 31, 2005
	(In thousands)
Short-term:
Overdraft facilities	$35,205	$33,981
Current portion of long-term debt	25,368	38,279

	$60,573	$72,260

Long-term:
Convertible senior debentures, net of discount of $2,432 and $2,540	$112,568	$112,460
Credit facility	610,300	557,250
Other	943	1,221

	723,811	670,931
Less current portion	25,368	38,279

	$698,443	$632,652

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Syndicated Bank Credit Facility: On December 12, 2005, Cooper amended and restated its existing $750 million syndicated bank credit facility (the Amended and Restated Credit Agreement). The amendment extended maturities and provides the Company with additional borrowing flexibility and lower overall pricing. The amendment refinanced the $465 million outstanding of Term A and Term B loans under the prior facility and is comprised of a revolving credit facility, which was increased from $275 million to $500 million, and a $250 million term loan. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $250 million. KeyBank led the amendment process, which resulted in substantially all original banks retaining or increasing their participation in the agreement. The revolving facility and the term loan mature on December 12, 2010.

Interest rates are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 62.5 to 150 basis points for the revolver and term loan. As of July 31, 2006, the additional basis points were 137.5 on both the revolver and the term loan.

Terms include a first security interest in all of the Company’s domestic assets. The facility:

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

At July 31, 2006, the Company debt was 36% of total capitalization, the ratio of EBITDA to fixed charges (as defined) was 1.2 to 1 and the ratio of debt to EBITDA was 3.2 to 1.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

At July 31, 2006, we had $139.6 million available under the credit facility:

(In millions)
Amount of facility	$750.0
Outstanding loans	(610.4	)*

Available	$139.6

*	Includes $0.1 million in letters of credit backing other debt.

Convertible Senior Debentures: Our $115 million of 2.625% convertible senior debentures, net of discount, are due on July 1, 2023.

European Overdraft Facility: At July 31, 2006, $20 million of the $40 million facility was utilized. The weighted average interest rate on the outstanding balances was 4.65%.

Japan Overdraft Facility: On February 22, 2006, the Company entered into a $15 million Yen-denominated credit facility allowing the Company to better manage its cash in Japan. The Company also provided a continuing and unconditional guaranty to the bank on behalf of its Japanese subsidiary, CooperVision K.K. The Company will pay to the bank all forms of indebtedness in Yen upon demand by the bank. Interest expense is calculated on the outstanding balance based on the EuroYen rate plus a 1% fixed spread. At July 31, 2006, $14.7 million of the $15 million facility was utilized. The weighted average interest rate on the outstanding balances was 1.15%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 7. Earnings Per Share (EPS)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(In thousands, except for per share amounts)
Net income	$20,977	$37,619	$52,632	$83,155
Add interest charge applicable to convertible debt, net of tax	522	524	1,567	1,572

Income for calculating diluted earnings per share	$21,499	$38,143	$54,199	$84,727

Basic:
Weighted average common shares	44,531	44,122	44,516	41,257

Basic earnings per common share	$0.47	$0.85	$1.18	$2.02

Diluted:
Weighted average common shares	44,531	44,122	44,516	41,257
Effect of dilutive stock options	361	1,142	508	1,435
Shares applicable to convertible debt	2,590	2,590	2,590	2,590

Diluted weighted average common shares	47,482	47,854	47,614	45,282

Diluted earnings per common share	$0.45	$0.80	$1.14	$1.87

We excluded the following options to purchase Cooper’s common stock from the computation of diluted EPS because their exercise prices were above the average market price:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Number of shares excluded	2,128,383	1,046,566	2,088,383	239,166

Exercise prices	$47.42-$80.51	$68.66-$80.51	$53.52-$80.51	$72.94-$80.51

Note 8. Share-Based Compensation Plans

The Company has two share-based compensation plans, which include stock options and restricted stock awards. The Second Amended and Restated 2001 Long-Term Incentive Plan (2001 LTIP) and the 2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan) are the only plans with stock awards currently available for grant as of July 31, 2006. The 2006 Directors Plan has replaced the 1996 Long-Term Incentive Plan for Non-Employee Directors (1996 Directors Plan), which expired in November 2005 by its terms.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for stock options and restricted stock awards were as follows:

	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2006
	(In millions)
Selling, general and administrative expenses	$2.5	$10.4
Cost of products sold	0.2	0.4
Research and development expense	0.1	0.3
Capitalized in inventory	(0.1)	0.5

Total compensation expense	$2.7	$11.6

Related income tax benefit	$0.5	$2.6

Cash received from options exercised under all share-based payment arrangements for the three and nine months ended July 31, 2006, was $31,000 and $2.5 million, respectively.

The Company issues shares from treasury stock upon the exercise of 1996 Directors Plan stock options. The Company did not repurchase shares in the first nine months of fiscal 2006.

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

	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2006
Expected life	4.42 years	3.56 to 5.16 years
Expected volatility	30.2%	29.5% to 30.8%
Risk-free interest rate	4.38%	4.37% to 4.52%
Dividend yield	0.09%	0.09%

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The fair value of each option award granted during the first nine months of fiscal 2005 was estimated on the date of grant using the Black-Scholes option valuation model and weighted-average assumptions in the following table.

	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005
Expected life	3.5 years	3.5 years
Expected volatility	28%	28%
Risk-free interest rate	3.80%	3.49%
Dividend yield	0.087%	0.098%

The status of the Company’s stock option plans at July 31, 2006, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2005	3,967,609	$50.66
Granted	208,067	$62.91
Exercised	(91,583)	$27.63
Forfeited or expired	(88,500)	$67.32

Outstanding at July 31, 2006	3,995,593	$51.44	5.18	$3,995,261

Vested and exercisable at July 31, 2006	2,231,027	$40.48	6.52	$26,680,855

The weighted-average fair value of each option granted during the three and nine months ended July 31, 2006, estimated as of the grant date using the Black-Scholes option pricing model, for the 2001 LTIP was $14.23 and $15.72, respectively. For the Directors Plans, there were no grants for the three months ended July 31, 2006, and the weighted-average fair value of each option granted for the nine months ended July 31, 2006 was $23.75. The total intrinsic value of options exercised during the first nine months of fiscal 2006 was $3 million. The expected requisite service periods for options granted in both the three and nine months ended July 31, 2006 for employees and directors was 33 months and 4 months, respectively.

Stock awards outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant. Options granted under the 2001 LTIP generally vest over three and one-half to five years based on market and service conditions and expire no later than ten years after the grant date. Options granted under the 2006 Directors Plan and the 1996 Directors Plan generally vest in five years or upon achievement of a market condition and expire no later than ten years after the grant date. Effective November 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of July 31, 2006, there was $24.6 million of total

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.

Note 9. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first nine months of fiscal 2006 was 12.3 percent. Accounting principles generally accepted in the United States of America (GAAP) require that the projected fiscal year ETR be included in the year-to-date results. The ETR for the nine-month period ended July 31, 2005 was 12.1 percent. The increase in the 2006 ETR reflects the shift of income of business to other jurisdictions. In addition, the ETR was impacted by more significant discrete items recorded in the third quarter of 2005 versus 2006.

The Company has not provided for Federal income tax on approximately $360 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely. As a result, the Company has not availed itself of the favorable repatriation provisions of Internal Revenue Code Section 965.

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

Cooper has adopted the interim financial statement disclosure requirements of SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pension and Other Postretirement Benefits. The provisions of SFAS No. 132, as revised, require additional disclosure to those in the original SFAS No. 132 regarding assets, obligations, cash flows and net periodic pension benefit cost of defined benefit plans. Cooper’s results of operations for the three and nine months ended July 31, 2006 and 2005 reflect the following pension costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(In thousands)
Components of net periodic pension cost:
Service cost	$761	$479	$2,262	$1,439
Interest cost	398	354	1,184	1,064
Expected returns on assets	(420)	(341)	(1,261)	(1,025)
Amortization of prior service cost	7	7	21	21
Amortization of transition obligation	7	7	21	21
Recognized net actuarial loss	109	70	334	210

Net periodic pension cost	$862	$576	$2,561	$1,730

Pension contributions:
Contributions made during period	$—	$—	$—	$—

In August 2006, the Pension Protection Act of 2006 was signed into law. The Company is in the process of determining the impact of the provisions of this Act on its financial position and results of operations, which may include accelerated rates of funding to the Company’s defined benefit pension plans.

Note 11. Cash Dividends

We paid a semiannual dividend of 3 cents per share on January 5, 2006, to stockholders of record on December 16, 2005. We paid another semiannual dividend of 3 cents per share on July 5, 2006, to stockholders of record on June 14, 2006.

Note 12. Contingencies

On February 15, 2006, Alvin L. Levine filed a putative securities class action lawsuit in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board, President and Chief Executive Officer and a director, Robert S. Weiss, its Executive Vice President, Chief Operating Officer and a director, and John D. Fruth, a director. Shortly after the filing of the Levine lawsuit, two similar putative class action lawsuits also were filed in the United States District Court for the Central District of California, Case Nos. SACV-06-306 CJC and SACV-06-331 CJC. On May 19, 2006, the Court consolidated all three actions under the heading In re Cooper Companies, Inc. Securities Litigation and selected a lead plaintiff and lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The lead plaintiff filed a consolidated complaint on July 31, 2006. The consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004 and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. The consolidated complaint names as defendants the Company, Messrs. Bender, Weiss, and Fruth, and also Steven M. Neil, the Company’s Vice President and Chief Financial Officer, Gregory Fryling, the President and Chief Operating Officer of CooperVision, Carol R. Kaufman, the Company’s Senior Vice President of Legal Affairs, Secretary and Chief Administrative Officer, B. Norris Battin, the Company’s Vice President of Investor Relations and Communications, John J. Calcagno, CooperVision’s Chief Financial Officer and Vice President of Business Development, James M. Welch, the former President of International Operations for CooperVision, John A. Weber, CooperVision’s Vice President of Worldwide Manufacturing & Distribution, Nicholas J. Pichotta, Chief Executive Officer of CooperSurgical, and directors Moses Marx and Steven Rosenberg.

The consolidated complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, among other things, contending that: (a) the Company improperly accounted for assets acquired in the Ocular merger by improperly allocating $100 million of acquired customer relationships and manufacturing technology to goodwill (which is not amortized against earnings) instead of to intangible assets other than goodwill (which are amortized against earnings); (b) the Company’s earnings guidance reflected the improper accounting for intangible assets and was inflated by (among other things) the amount of the understated amortization expense; (c) contrary to certain alleged statements, Ocular had “flooded the trade channel” with its older products as its Premier lenses were not being well received by customers; (d) the Company’s aggressive revenue and growth targets for 2005 and beyond lacked any reasonable basis when made and did not reflect realistically achievable results primarily because of the absence of a two-week silicone hydrogel product; (e) the Company’s internal controls were inadequate making it possible to misstate earnings by improperly accounting for the merger with Ocular; and (f) sales force integration was not materializing and was fraught with dissension and acrimony. This lawsuit, which is in a very preliminary stage, seeks unspecified damages. The Company intends to vigorously defend this matter.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Since the filing of the first purported shareholder derivative lawsuit, three similar purported shareholder derivative suits were filed in the United States District Court for the Central District of California, Case Nos. Case Nos. 8:06-cv-00434-CJC-RNB, 8:06-cv-00471-CJC-RNB, and Case Nos. 8:06-cv-00508-DOC-RNB. In addition, three similar purported shareholder derivative actions were filed and are currently pending in the Superior Court for the State of California for the County of Alameda, Case Nos. RG06260748, RG06266913, and RG6261152. These six additional purported derivative actions repeat many of the allegations in the Brice Action. However, some of these derivative lawsuits also purport to state causes of action for violation of California’s insider trading statute, waste of corporate assets, breach of contract, and for contribution. These additional actions are asserted against the same defendants as in the Brice Action, and some of the plaintiffs also name as defendants Edgar J. Cummins, a former director, Jody S. Lindell, a current director, Gregory Fryling, the President and Chief Operating Officer of CooperVision, Carol R. Kaufman, the Company’s Senior Vice President of Legal Affairs, Secretary and Chief Administrative Officer, B. Norris Battin, the Company’s Vice President of Investor Relations and Communications, Paul L. Remmell, Chief Operating Officer and President of CooperSurgical, Jeffrey A. McLean, President, U.S. Operations of CooperVision, and Nicholas J. Pichotta, Chief Executive Officer of CooperSurgical.

On July 24, 2006, the United States District Court for the Central District of California consolidated all four federal derivative actions under the heading In re Cooper Companies, Inc. Derivative Litigation and selected a lead plaintiff and lead counsel. The federal lead plaintiff is in the process of preparing a consolidated complaint.

The Company and the individual defendants have yet to respond to any of the federal or state derivative complaints. All of the actions are derivative in nature and do not seek monetary damages from the Company.

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

On April 11, 2006, CooperVision filed a lawsuit against CIBA Vision (CIBA) in the United States District Court for the District of Delaware seeking a judicial declaration that CooperVision’s Biofinity line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of United States Patent Nos. 5,760,100, 5,776,999, 5,789,461, 5,849,811, 5,965,631 and 6,951,894. On July 5, 2006, CIBA answered the complaint by denying the allegation that CooperVision’s Biofinity line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of the foregoing patents. The answer also asks the Court for permission to interpose a counterclaim for infringement in the future if, after examination of the lenses, CIBA believes they infringe the foregoing patents, which counterclaim would seek both damages and injunctive relief. The Court has not set a schedule in the case.

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

Segment information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(In thousands)
Net sales to external customers:
CVI	$194,189	$195,908	$551,483	$505,846
CSI	31,609	27,024	91,451	80,130

	$225,798	$222,932	$642,934	$585,976

Operating income (loss):
CVI	$33,052	$46,355	$103,858	$114,519
CSI	5,594	4,785	8,750	12,510
Headquarters	(6,346)	(5,206)	(22,114)	(13,731)

Total operating income	32,300	45,934	90,494	113,298
Interest expense	(8,534)	(8,105)	(24,749)	(19,768)
Other income (expense), net	523	(792)	(5,740)	1,063

Income before income taxes	$24,289	$37,037	$60,005	$94,593

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

	July 31, 2006	October 31, 2005
	(In thousands)
Identifiable assets:
CVI	$2,035,889	$1,884,955
CSI	231,532	185,497
Headquarters	61,083	109,378

Total	$2,328,504	$2,179,830

Geographic information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(In thousands)
Net sales to external customers by country of domicile:
United States	$110,454	$112,192	$322,793	$299,747
Europe	74,006	69,553	198,805	183,910
Rest of world	41,338	41,187	121,336	102,319

Total	$225,798	$222,932	$642,934	$585,976

	July 31, 2006	October 31, 2005
	(In thousands)
Long-lived assets by country of domicile:
United States	$219,181	$189,538
Europe	254,267	186,716
Rest of world	7,099	3,531

Total	$480,547	$379,785

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” beginning on page 7.

Forward-Looking Statements: This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include certain statements about the integration of the Ocular business, our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions, planned product launches and results of operations are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. These include the risk that acquired businesses will not be integrated successfully into CVI and CSI, including the risk that the Company may not continue to realize anticipated benefits from its cost-cutting measures and inherent in accounting assumptions made in the acquisitions; the risks that CVI’s new products will be delayed or not occur at all, or that sales will be limited following introduction due to manufacturing constraints or poor market acceptance; risks related to implementation of information technology systems covering the Company’s businesses and any delays in such implementation or other events which could result in Management having to report a significant deficiency or material weakness in the effectiveness of the Company’s internal control over financial reporting in its 2006 annual report on Form 10-K; risks with respect to the ultimate validity and enforceability of the Company’s patent applications and patents and the possible infringement of the intellectual property of others; and the impact of the NeoSurg, Inlet and Select Medical acquisitions on CSI’s and the Company’s revenue, earnings and margins.

Events, among others, that could cause our actual results and future actions of the Company to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing or distribution facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, variations in stock option expenses caused by stock price movement or other assumptions inherent in accounting for stock options, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with corporate governance requirements, changes in tax laws or their interpretation, changes in geographic profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, the adverse effects of natural disasters on patients, practitioners and product distribution, cost of business divestitures, changes in expected utilization of recognized net operating loss carry forwards, the requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill, changes in accounting principles or estimates and other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors”

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

sections in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, as such Risk Factors may be updated in quarterly filings. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

Results of Operations

In this section we discuss the results of our operations for the third fiscal quarter of 2006 and compare them with the same period of fiscal 2005. We discuss our cash flows and current financial condition beginning on page 39 under “Capital Resources and Liquidity.”

On January 6, 2005, Cooper acquired all of the outstanding common stock of Ocular Sciences, Inc. (Ocular), a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses that are brand and product differentiated by distribution channel. Ocular’s results are included from that date forward.

Third Quarter Highlights:

•	Sales of $225.8 million, up 1%, flat in constant currency.

•	Gross margin 61% of revenue.

•	Operating income of $32.3 million.

•	Diluted earnings per share at 45 cents, down from 80 cents.

•	Operating results include $2.8 million of stock option expense, $1.3 million of litigation expenses related to intellectual property and securities litigation and acquisition and restructuring-related expenses, including expenses of $4.2 million for restructuring, $4.7 million for manufacturing and distribution start-up costs and $5.3 million in losses and costs associated with corneal health product lines being phased out.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Nine-Month Highlights:

•	Sales of $642.9 million up 10%, 12% in constant currency.

•	Gross margin 62% of revenue.

•	Operating income of $90.5 million.

•	Diluted earnings per share at $1.14 down from $1.87, with a 5% increase in the number of diluted shares.

•	Operating results include $11 million of stock option expense, $2.2 million of litigation expenses related to intellectual property and securities litigation and acquisition and restructuring-related expenses, including expenses of $7.3 million for restructuring, $8.3 million for manufacturing and distribution start-up costs, $8.4 million in net losses and costs associated with corneal health product lines being phased out and a charge of $7.5 million for acquired in-process research and development. Our results also include a $4.1 million write-off of debt issuance costs and a $1.6 million loss on foreign exchange.

Outlook

We are in the process of developing and launching a number of new contact lens products that we believe will result in Cooper continuing to have a broad and competitive product line. New products planned for introduction over the next two years include lenses utilizing our proprietary PC Technology, lenses utilizing silicone hydrogel materials and new lens designs, including multi-focal lenses. Contact lenses utilizing silicone hydrogel materials have grown significantly and Cooper believes that this material is rapidly becoming a major product material in the industry. The Company has launched one silicone hydrogel lens design with sales in Europe and a limited rollout in the United States. While initial customer reaction from this lens has been favorable, our future growth may be limited by several critical factors relating to silicone hydrogel materials. We face normal challenges associated with developing a new manufacturing platform and are incurring additional manufacturing costs as we attempt to ramp up silicone hydrogel volumes and improve efficiencies. We are also engaged in litigation with regard to our silicone hydrogel product and certain lens design patents. We believe that our ability to succeed with silicone hydrogel products will be an important factor affecting future levels of sales growth and profitability.

On a recurring basis we review our global product offering and decide to add to and delete from our product offering based upon our current marketing plans. As part of this process, in May 2006 we decided to focus our vision business specifically on contact lenses and, therefore, decided to phase out our corneal health products. As of July 31, 2006, the end of our third fiscal quarter, we were considering strategic alternatives for our corneal health products. Subsequently, we have executed agreements on several corneal health products, and we anticipate that we will complete our assessment of alternatives for the remaining products over the next several quarters.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Regarding capital resources, we believe that cash and cash equivalents on hand of $12.7 million plus cash from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We expect capital expenditures in fiscal 2006 of $150-$160 million, with about 70% for expanded manufacturing capacity, about 20% for conversion of CVI’s products to the Gen II manufacturing platform and consolidation of distribution centers and about 10% for information technology. At July 31, 2006, we had $139.6 million available under the syndicated bank credit facility.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended July 31,			Percent of Sales Nine Months Ended July 31,
			%			%
	2006	2005	Growth	2006	2005	Growth
Net sales	100%	100%	1%	100%	100%	10%
Cost of sales	39%	38%	5%	38%	38%	9%

Gross profit	61%	62%	(1%)	62%	62%	10%
Selling, general and administrative expense	40%	36%	11%	41%	38%	19%
Research and development expense	3%	3%	(12%)	4%	3%	71%
Restructuring costs	2%	1%	233%	1%	1%	91%
Amortization of intangibles	2%	1%	6%	2%	1%	29%

Operating income	14%	21%	(30%)	14%	19%	(20%)

Net Sales: Cooper’s two business units, CooperVision and CooperSurgical generate all its revenue:

•	CVI markets, develops and manufacturers a broad range of contact lenses for the worldwide vision care market.

•	CSI markets, develops and manufacturers medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales increased $2.9 million or 1% in the three-month period and grew $57 million or 10% in the nine-month period:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2006	2005	Growth	2006	2005	Growth
	($ in millions)
CVI	$194.2	$195.9	(1%)	$551.5	$505.8	9%
CSI	31.6	27.0	17%	91.4	80.2	14%

	$225.8	$222.9	1%	$642.9	$586.0	10%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CVI Net Sales by Market:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2006	2005	Growth	2006	2005	Growth
	($ in millions)
Geographic Segment
Americas	$91.8	$96.8	(5%)	$268.6	$247.5	9%
Europe	74.9	70.1	7%	202.6	185.1	9%
Asia/Pacific	27.5	29.0	(5%)	80.3	73.2	10%

Total	$194.2	$195.9	(1%)	$551.5	$505.8	9%

CVI’s worldwide net sales declined 1% and grew 9% in the three- and nine-month periods, (3)% and 11% in constant currency. Americas sales declined 5% and grew 9% in the three- and nine-month periods, (6)% and 7% in constant currency. European sales grew 7% and 9% in the three- and nine-month periods, 3% and 14% in constant currency. Sales to the Asia-Pacific region declined 5% and grew 10% in the three- and nine-month periods, down 6% and up 16% in constant currency. Net sales of Ocular have been included since the acquisition date of January 6, 2005.

CVI Net Sales: Practitioner and patient preferences in the worldwide contact lens market continue to change. The major shifts are from:

•	Conventional lenses replaced annually to disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months.

•	Commodity lenses to specialty lenses including toric, multifocal and cosmetic lenses.

•	Commodity spherical lenses to value-added spherical lenses such as, continuous wear lenses and lenses to alleviate dry eye symptoms as well as lenses with aspherical optical properties or higher oxygen permeable lenses such as silicone hydrogels.

Although these shifts generally favor CVI’s line of specialty and value added products, which now comprise more than 50% of CVI’s worldwide business, it is important that CVI develop a range of silicone hydrogel products. In the first nine months of fiscal 2006, CVI commenced sales of a silicone hydrogel product in Europe and a limited rollout in the United States and is in the process of expanding its manufacturing capacity to grow sales.

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

Net sales for the quarter declined 1% with single-use spheres up 3%, at $23.8 million, all disposable spheres down 4% and total spheres down 5%. Disposable toric sales grew 14%, disposable multifocal sales were up 28% and total toric sales grew 7%. CVI’s line of specialty lenses grew 6% during the quarter. Proclear products continued global market share gains as Proclear toric sales increased 50% to $10 million, Proclear spheres, including Biomedics XC, increased 20% to $23.6 million and Proclear multifocal lenses increased 86% to $5.9 million. Single-use sales growth remained below expectation largely due to our continuing transition to the new blister packaging configuration. A majority of our lines have now been converted, and we expect all lines to be converted by February 2007.

Sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix have influenced revenue growth, average realized prices by product have not materially influenced revenue growth.

CSI Net Sales: CSI’s net sales increased 17% and 14% to $31.6 million and $91.4 million in the three- and nine-month periods, respectively. Women’s healthcare products used primarily in obstetricians’ and gynecologists’ practices generate about 90% of CSI’s sales. The balance is for sales of medical devices outside of women’s healthcare, which CSI does not actively market. The Inlet product line, acquired in November 2005, had net sales of about $3.2 million and $8.8 million in the three- and nine-month periods. CSI’s organic sales growth was about 8% for the three-month period. CSI’s recent acquisitions did not significantly affect Cooper’s results of operations. While unit growth and product mix have influenced organic revenue

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

growth, average realized prices by product have not materially influenced organic revenue growth.

Cost of Sales/Gross Profit: Gross profit as a percentage of net sales (margin) was:

	Margin Three Months Ended July 31,		Margin Nine Months Ended July 31,
	2006	2005	2006	2005
CVI	61%	63%	63%	63%
CSI	59%	58%	58%	56%
Consolidated	61%	62%	62%	62%

CVI’s margin was 61% and 63% for the three- and nine-month periods of fiscal 2006 compared with 63% for both periods in the prior year as a result of the changing product mix from the acquisition of Ocular and manufacturing inefficiencies related to new products and integration activities. The changing product mix included the addition of Ocular’s lower margin sphere products, including single-use spheres that represented 12% of lens sales in the current period compared to 10% in the first nine months of fiscal 2005. CVI’s fiscal 2006 cost of sales include stock option expense and acquisition and restructuring costs, including costs related to the relocation of Proclear manufacturing from Norfolk, Va., to Southampton in the United Kingdom, cost related to our conversion of single-use lenses to new strip blister packaging, profits and losses associated with product lines being phased out and start-up costs for our new silicone hydrogel products. These costs amounted to $5.3 million or 3% of sales in the three-month period and $8 million or 1% of sales in the nine-month period. For 2005, cost of sales included restructuring costs and inventory step-up costs associated with the Ocular acquisition, which amounted to $8.4 million or 4% of sales in the three-month period and $19.3 million or 4% of sales in the nine-month period. Manufacturing inefficiencies associated with the ramp up of new products and plant realignment activities are expected to continue throughout the remainder of the year.

CSI’s margin was 59% and 58% for the three- and nine-month periods ended July 31, 2006, compared with 58% and 56%, respectively, in fiscal year 2005. Higher gross margin reflects continuing efficiencies from CSI’s restructuring activities completed in the fourth quarter of fiscal 2005 and the successful integration of acquisitions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selling, General and Administrative (SGA) Expense:

	Three Months Ended July 31,					Nine Months Ended July 31,
	2006	% Net Sales	2005	% Net Sales	% Incr. (Decr.)	2006	% Net Sales	2005	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$72.0	37%	$66.1	34%	9%	$207.8	38%	$177.9	35%	17%
CSI	11.7	37%	9.5	35%	23%	33.2	36%	29.0	36%	15%
Headquarters	6.3	—	5.2	—	22%	22.1	—	13.7	—	61%

	$90.0	40%	$80.8	36%	11%	$263.1	41%	$220.6	38%	19%

In the third quarter of fiscal 2006, consolidated SGA increased 11%, and as a percentage of revenue increased to 40% from 36% in the prior year for the three-month period and increased to 41% from 38% for the nine-month period. SGA increased primarily due to stock option expenses of $2.4 million, CVI’s restructuring costs, including the rationalization of distribution centers in Europe and the United States from 21 to 5 locations, and litigation expenses related to intellectual property matters. Corporate headquarters’ expenses increased 22% to $6.3 million and 61% to $22.1 million in the three- and nine-month periods. The 2006 corporate expenses for the quarter include $1 million of stock option expenses ($6.1 million year to date) and $0.7 million for expenses related to securities litigation along with increased costs to comply with corporate governance requirements and continued expenses for projects to maintain the Company’s global trading arrangement. We expect litigation expenses related to intellectual property matters and the securities litigation to increase over the course of 2006 and to continue to be significant in 2007.

Research and Development Expense: CVI’s research and development expenditures were $5.4 million down 16% and $16.2 million up 26% for the three-month and nine-month periods over 2005. The decrease in the three-month period is due to the phase out of corneal health product lines. CVI’s research and development activities include programs to develop disposable silicone hydrogel products, product lines utilizing PC Technology and expansion of single-use product lines.

CSI’s research and development expenditures were $0.9 million and $2.4 million, before a $7.5 million charge for acquired in-process research and development associated with the first quarter of fiscal 2006 acquisition of NeoSurg, up 19% and unchanged for the three-month and nine-month periods, respectively. CSI’s research and development activities were primarily for upgrading and redesign of many CSI osteoporoses, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Income: Operating income decreased by $13.6 million or 30% and $22.8 million or 20% for the three- and nine-month periods, respectively:

	Three Months Ended July 31,					Nine Months Ended July 31,
	2006	% Net Sales	2005	% Net Sales	% Incr. (Decr.)	2006	% Net Sales	2005	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$33.0	17%	$46.3	24%	(29%)	$103.9	19%	$114.5	23%	(9%)
CSI	5.6	18%	4.8	18%	17%	8.7	10%	12.5	16%	(30%)
Headquarters	(6.3)	—	(5.2)	—	(22%)	(22.1)	—	(13.7)	—	(61%)

	$32.3	14%	$45.9	21%	(30%)	$90.5	14%	$113.3	19%	(20%)

Interest Expense: Interest expense increased by $429,000 or 5% in the three-month period and increased by $5 million or 25% in the nine-month period. On December 12, 2005, we amended and restated our $750 million syndicated bank credit facility used to fund the acquisition of Ocular. We had $610.3 million in loans on our credit facility at July 31, 2006, compared to $601 million outstanding on July 31, 2005.

Other Income (Expense), Net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(In thousands)
Gain (loss) on derivative instruments	$—	$(889)	$—	$1,945
Interest income	103	141	281	501
Foreign exchange gain (loss)	141	271	(1,605)	357
Unamortized debt issuance costs	—	—	(4,085)	(1,602)
Gain on sale of marketable securities	—	—	—	120
Other	279	(315)	(331)	(258)

	$523	$(792)	$(5,740)	$1,063

In the first nine months of fiscal 2006, we wrote off debt issuance costs related to our previous credit agreement of $4.1 million, and in the first nine months of 2005 we wrote off $1.6 million of debt issuance costs for a prior credit agreement and recorded a $1.9 million gain on derivative instruments. We had a foreign exchange gain of $0.1 million and a loss of $1.6 million in the three- and nine-month periods of fiscal 2006 compared with gains of $0.3 million and $0.4 million in the same periods of fiscal 2005.

Provision for Income Taxes: We recorded tax expense of $7.4 million in the first nine months of fiscal 2006 compared to $11.4 million in the first nine months of fiscal 2005, on income before income taxes. The effective tax rate for the first nine months of fiscal 2006 (provision for taxes divided by income before taxes) was approximately 12.3 percent compared

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

to approximately 12.1 percent for the first nine months of fiscal 2005 reflecting the shift of business to jurisdictions with different tax rates.

Share-Based Compensation Plans: Effective November 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R, Share-Based Payment. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first nine months of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for stock options and restricted stock awards were as follows:

	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2006
	(In millions)
Selling, general and administrative expenses	$2.5	$10.4
Cost of products sold	0.2	0.4
Research and development expense	0.1	0.3
Capitalized in inventory	(0.1)	0.5

Total compensation expense	$2.7	$11.6

Related income tax benefit	$0.5	$2.6

Cash received from options exercised under all share-based payment arrangements for the three and nine months ended July 31, 2006, was $31,000 and $2.5 million, respectively.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

Third Quarter Highlights:

•	Operating cash flow $40.7 million vs. $40.6 million in last year’s third quarter.

•	Expenditures for purchases of property, plant and equipment (PP&E) $43.2 million vs. $37 million in 2005’s third quarter.

Nine-Month Highlights:

•	Operating cash flow $119.1 million vs. $119.3 million in the first nine months of 2005.

•	Cash payments for acquisitions totaled $63.1 million.

•	Expenditures for purchases of PP&E $128.8 million vs. $75.9 million in the first nine months of 2005.

Comparative Statistics ($ in millions):

	July 31, 2006	October 31, 2005
Cash and cash equivalents	$12.7	$30.8
Total assets	$2,328.5	$2,179.8
Working capital	$203.2	$186.1
Total debt	$759.0	$704.9
Stockholders’ equity	$1,356.7	$1,273.2
Ratio of debt to equity	0.56:1	0.55:1
Debt as a percentage of total capitalization	36%	36%
Operating cash flow - twelve months ended	$183.6	$183.8

Operating Cash Flow: Cash flow provided from operating activities continues as Cooper’s major source of liquidity, totaling $119.1 million in the first nine months of fiscal 2006 and $183.6 million over the twelve-month period ended July 31, 2006.

Working capital increased $17.1 million in the first nine months of fiscal 2006 due to an increase of $40.7 million in inventory and a decrease in short-term debt of $11.7 million. This activity was partially offset as cash decreased $18.1 million, as we continue to improve our cash management, receivables decreased $2.7 million, current deferred tax assets decreased $3.7 million, other assets decreased $3.7 million and current accrued liabilities and accounts payable increased $7.1 million. The increase in working capital is primarily due to the amendment of Cooper’s credit facility, which reduced the current portion of debt and the build up of inventory in anticipation of new product launches and to provide stock while CVI consolidates distribution centers.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

At the end of the first nine months of fiscal 2006, Cooper’s inventory months on hand (MOH) increased to 7.7 from 7.1 in last year’s first nine months as inventory was built to support new product launches and to provide stock while CVI consolidates distribution centers. Also, our days sales outstanding (DSO) decreased to 58 days from 65 days in last year’s third quarter. For comparability, these DSO’s and MOH’s are pro forma, calculated including Ocular’s results of operations for the first fiscal nine months of 2005. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flow: The cash outflow of $191.8 million from investing activities was driven by payments of $63.1 million for acquisitions, primarily the purchase of Inlet and NeoSurg, and capital expenditures of $128.8 million, used primarily to expand manufacturing capacity, combine distribution centers and continue the rollout of new information systems.

Financing Cash Flow: The cash inflow of $54.4 million from financing activities was driven by proceeds from long-term debt of $731.8 million, net proceeds from short-term debt of $1.2 million, $1.2 million from excess tax benefits from share-based compensation arrangements and $2.5 million from the exercise of stock options, partially offset by repayment of debt of $679 million, payment of debt acquisition costs of $0.6 million and dividends on our common stock of $2.7 million paid in the first nine months of fiscal 2006.

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

•	Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the fact that patients require satisfaction of healthcare needs in both strong and weak economies.

•	Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand to maintain high customer service levels in spite of the complexity of our specialty lens product portfolio.

•	Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. We no longer amortize goodwill. Our reporting units are the same as our business segments – CooperVision and CooperSurgical – reflecting the way that we manage our business. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2006, and our analysis indicated that we have no goodwill impairment. The valuation of each of our reporting units was determined using a combination of discounted cash flows, an income valuation approach, and the guideline company method, a market valuation approach.

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

New Accounting Pronouncement

Effective November 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first nine months of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) quarterly amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

As a result of the adoption of SFAS 123R, the Company’s financial results were lower than under the Company’s previous accounting method for share-based compensation, by the following amounts:

	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2006
	(In millions)
Income before income taxes	$2.8	$11.1
Net income	$2.3	$8.5

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statement of Cash Flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as financing cash flows. The Company recognized $1.2 million of excess tax benefits as financing cash flows, though the Company has sufficient net operating loss carryforwards to generally eliminate cash payments for income taxes.

In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax position that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the Company, FIN 48 will be effective for our 2008 fiscal year. Differences between the amounts recognized in the statement of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases in future effective rates, and/or increases in future effective tax rate volatility.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Risk Management

We are exposed to risks caused by changes in foreign exchange, principally our pound sterling and euro denominated debt and receivables and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our revolver and term loan debt under the KeyBank credit agreement varies with the London Interbank Offered Rate. The significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging approximately $525 million of variable rate debt effectively converting it to fixed rate debt for periods of up to three years.

Amended and Restated Credit Agreement

On December 12, 2005, Cooper amended and restated its existing $750 million syndicated bank credit facility (see Note 6. Debt). The amendment extended maturities and provides the Company with additional borrowing flexibility and lower overall pricing. The amendment refinanced the $465 million outstanding of Term A and Term B loans under the prior facility and is comprised of a revolving credit facility, which was increased from $275 million to $500 million, and a $250 million term loan. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $250 million. We wrote off $4.1 million of debt issuance costs as a result of amending the original facility. KeyBank led the amendment process, which resulted in substantially all original banks retaining or increasing their participation in the agreement. The revolving facility and the term loan mature on December 12, 2010. Interest rates are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 62.5 to 150 basis points for the revolver and term loan. Terms include a first security interest in all of the Company’s domestic assets. The facility:

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

Trademarks

Proclear® and Biomedics® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report. PC Technology, Biomedics XC and Biofinity are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2006, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of July 31, 2006, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Levine v. The Cooper Cos., Inc., et.al.

On February 15, 2006, Alvin L. Levine filed a putative securities class action lawsuit in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board, President and Chief Executive Officer and a director, Robert S. Weiss, its Executive Vice President, Chief Operating Officer and a director, and John D. Fruth, a director. Shortly after the filing of the Levine lawsuit, two similar putative class action lawsuits also were filed in the United States District Court for the Central District of California, Case Nos. SACV-06-306 CJC and SACV-06-331 CJC. On May 19, 2006, the Court consolidated all three actions under the heading In re Cooper Companies, Inc. Securities Litigation and selected a lead plaintiff and lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4.

The lead plaintiff filed a consolidated complaint on July 31, 2006. The consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004 and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. The consolidated complaint names as defendants the Company, Messrs. Bender, Weiss, and Fruth, and also Steven M. Neil, the Company’s Vice President and Chief Financial Officer, Gregory Fryling, the President and Chief Operating Officer of CooperVision, Carol R. Kaufman, the Company’s Senior Vice President of Legal Affairs, Secretary and Chief Administrative Officer, B. Norris Battin, the Company’s Vice President of Investor Relations and Communications, John J. Calcagno, CooperVision’s Chief Financial Officer and Vice President of Business Development, James M. Welch, the former President of International Operations for CooperVision, John A. Weber, CooperVision’s Vice President of Worldwide Manufacturing & Distribution, Nicholas J. Pichotta, Chief Executive Officer of CooperSurgical, and directors Moses Marx and Steven Rosenberg.

The consolidated complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, among other things, contending that: (a) the Company improperly accounted for assets acquired in the Ocular merger by improperly allocating $100 million of acquired customer relationships and manufacturing technology to goodwill (which is not amortized against earnings) instead of to intangible assets other than goodwill (which are amortized against earnings); (b) the Company’s earnings guidance reflected the improper accounting for intangible assets and was inflated by (among other things) the amount of the understated amortization expense; (c) contrary to certain alleged statements, Ocular had “flooded the trade channel” with its older products as its Premier lenses were not being well received by customers; (d) the Company’s aggressive revenue and growth targets for 2005 and beyond lacked any reasonable basis when made and did not reflect realistically achievable results primarily because of the absence of a two-week silicone hydrogel product; (e) the Company’s internal controls were inadequate making it possible to misstate earnings by improperly accounting for the merger with Ocular; and (f) sales force integration was not materializing and was fraught with dissension and acrimony. This lawsuit, which is in a very preliminary stage, seeks unspecified damages. The Company intends to vigorously defend this matter.

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

Since the filing of the first purported shareholder derivative lawsuit, three similar purported shareholder derivative suits were filed in the United States District Court for the Central District of California, Case Nos. Case Nos. 8:06-cv-00434-CJC-RNB, 8:06-cv-00471-CJC-RNB, and Case Nos. 8:06-cv-00508-DOC-RNB. In addition, three similar purported shareholder derivative actions were filed and are currently pending in the Superior Court for the State of California for the County of Alameda, Case Nos. RG06260748, RG06266913, and RG6261152. These six additional purported derivative actions repeat many of the allegations in the Brice Action. However, some of these derivative lawsuits also purport to state causes of action for violation of California’s insider trading statute, waste of corporate assets, breach of contract, and for contribution. These additional actions are asserted against the same defendants as in the Brice Action, and some of the plaintiffs also name as defendants Edgar J. Cummins, a former director, Jody S. Lindell, a current director, Gregory Fryling, the President and Chief Operating Officer of CooperVision, Carol R. Kaufman, the Company’s Senior Vice President of Legal Affairs, Secretary and Chief Administrative Officer, B. Norris Battin, the Company’s Vice President of Investor Relations and Communications, Paul L. Remmell, Chief Operating Officer and President of CooperSurgical, Jeffrey A. McLean, President, U.S. Operations of CooperVision, and Nicholas J. Pichotta, Chief Executive Officer of CooperSurgical.

On July 24, 2006, the United States District Court for the Central District of California consolidated all four federal derivative actions under the heading In re Cooper Companies, Inc. Derivative Litigation and selected a lead plaintiff and lead counsel. The federal lead plaintiff is in the process of preparing a consolidated complaint.

The Company and the individual defendants have yet to respond to any of the federal or state derivative complaints. All of the actions are derivative in nature and do not seek monetary damages from the Company.

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

CIBA Vision Litigation

On April 10, 2006, CooperVision filed a lawsuit against CIBA Vision (CIBA) in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 6,431,706, 6,923,538, 6,467,903, 6,857,740 and 6,971,746 by, among other things, making, using, selling and offering to sell its O2Optix line of contact lenses. On June 5, 2006, CIBA filed an answer denying infringement and asserting certain affirmative defenses. The Court has proposed a trial date of January 8, 2008.

On April 11, 2006, CooperVision filed a lawsuit against CIBA Vision (CIBA) in the United States District Court for the District of Delaware seeking a judicial declaration that CooperVision’s Biofinity line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of United States Patent Nos. 5,760,100, 5,776,999, 5,789,461, 5,849,811, 5,965,631 and 6,951,894. On July 5, 2006, CIBA answered the complaint by denying the allegation that CooperVision’s Biofinity line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of the foregoing patents. The answer also asks the Court for permission to interpose a counterclaim for infringement in the future if, after examination of the lenses, CIBA believes they infringe the foregoing patents, which counterclaim would seek both damages and injunctive relief. The Court has not set a schedule in the case.

Item 1A.	Risk Factors

Our business faces significant risks. These risks include those described in our periodic filings and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock or convertible debentures could decline. There have been no material changes in our risk factors from those described under “Risk Factors” in our Annual Report on Form 10-K for fiscal year ended October 31, 2005, as updated by the “Risk Factors” section in our Quarterly Reports on Form 10-Q for the quarters ended January 31, 2006 and April 30, 2006.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit Number	Description
10.1	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 31, 2006.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 8, 2006	/s/ Rodney E. Folden
Rodney E. Folden
Corporate Controller
(Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.
10.1	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 31, 2006.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.