Form 10-K
period 2006-10-31
COOPER COMPANIES INC
filed 2006-12-26
CIK 711404

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006

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

On November 30, 2006, there were 44,296,628 shares of the registrant’s common stock held by non-affiliates with aggregate market value of $2.4 billion on April 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter.

Number of shares outstanding of the registrant’s common stock, as of November 30, 2006: 44,982,833

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held March 20, 2007	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

for the Fiscal Year Ended October 31, 2006

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include certain statements about the integration of the Ocular Sciences, Inc. (Ocular) business, our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions, planned product launches and results of operations are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. These include the risk that acquired businesses will not be integrated successfully into CooperVision (CVI) and CooperSurgical (CSI), including the risk that The Cooper Companies, Inc. (“Cooper,” “the Company,” “we” or similar pronouns) may not continue to realize anticipated benefits from its cost-cutting measures and inherent in accounting assumptions made in the acquisitions; the risks that CVI’s new products will be delayed or not occur at all, or that sales will be limited following introduction due to manufacturing constraints or poor market acceptance; risks related to implementation of information technology systems covering the Company’s businesses and any delays in such implementation or other events which could result in management having to report a material weakness in the effectiveness of the Company’s internal control over financial reporting in its 2006 annual report on Form 10-K; risks with respect to the ultimate validity and enforceability of the Company’s patent applications and patents and the possible infringement of the intellectual property of others; and the impact of the NeoSurg Technologies, Inc., Inlet Medical, Inc. and Lone Star Medical Products, Inc. acquisitions on CSI’s and the Company’s revenue, earnings and margins.

Events, among others, that could cause our actual results and future actions of the Company to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing or distribution facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, variations in stock option expenses caused by stock price movement or other assumptions inherent in accounting for stock options, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with corporate governance requirements, changes in tax laws or their interpretation, changes in geographic profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, the adverse effects of natural disasters on patients, practitioners and product distribution, cost of business divestitures, changes in expected utilization of recognized net operating loss carry forwards, the requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill, changes in accounting principles or estimates and other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2006. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

Item 1. Business.

The Cooper Companies, Inc. (Cooper or the Company), a Delaware corporation organized in 1980, develops, manufactures and markets healthcare products, primarily medical devices through its two business units, CooperVision, Inc. (CVI) and CooperSurgical, Inc. (CSI).

CVI develops, manufactures and markets a broad range of contact lenses for the worldwide vision correction market. Its leading products are disposable spherical and specialty contact lenses.

CVI is a leading manufacturer of toric lenses, which correct astigmatism, multifocal lenses for presbyopia (blurring near vision due to advancing age), cosmetic lenses that change or enhance the appearance of the color of the eye and spherical lenses that correct the most common visual defects. CVI’s products are primarily manufactured at its facilities located in the United Kingdom, Puerto Rico and Norfolk, Virginia. CVI distributes products out of Rochester, New York, and the United Kingdom and various smaller international distribution facilities.

CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians. CSI’s products are primarily manufactured and distributed at its facility in Trumbull, Connecticut.

CVI and CSI each operate in highly competitive environments. Competition in the medical device industry involves the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of disease. Both of Cooper’s businesses compete primarily on the basis of product quality and differentiation, technological benefit, service and reliability.

COOPERVISION

We estimate that the worldwide soft contact lens market will grow about 5 percent during calendar 2006 to about $4.8 billion annually. In the Americas, which we estimate is about 41 percent of the worldwide market, we estimate that revenue will grow about 7 percent to $2.0 billion, and in Europe, which we estimate is about 28 percent of the market, we estimate that revenue will grow about 3 percent to $1.3 billion. We estimate that Japan and Asia Pacific countries, about $1.5 billion or 31 percent of the world market, will grow about 3 percent.

The contact lens market has two major segments. The spherical lens segment, which we estimate is about $3.6 billion in calendar 2006, includes lenses that correct uncomplicated near- and farsightedness. We estimate that products recommended for one day of wear (single-use lenses) account for about 40 percent of spherical lens revenue. The specialty lens segment, which we estimate at $1.2 billion in calendar 2006, includes lenses that meet special needs of contact lens patients: toric, cosmetic and multifocal lenses. CVI offers both specialty lenses and spherical lenses.

To compete successfully in the numerous niches of the contact lens market, companies must offer differentiated products that are priced competitively and manufactured efficiently. CVI believes that it is the only contact lens manufacturer to use three different manufacturing processes to produce its lenses: lathing, cast molding and FIPS, a cost-effective combination of lathing and molding. This manufacturing flexibility provides CVI with competitive advantage by:

•	Producing high, medium and low volumes of lenses made with a variety of materials for a broader range of market niches than competitors serve: single-use, two-week, monthly and quarterly disposable sphere and toric lenses and custom toric lenses for patients with a high degree of astigmatism.

•	Offering a wider range of lens parameters, leading to a higher successful fitting rate for practitioners and better visual acuity for patients.

In addition, CVI believes that its lenses provide superior comfort through its use of the lens edge technology provided under the patents covered by its Edge Patent License described under “Patents, Trademarks and Licensing Agreements.”

Cooper’s Proclear® line of spherical, multifocal and toric lenses, are manufactured with omafilcon A, a material that incorporates a proprietary phosphorylcholine technology that helps enhance tissue-device compatibility. Proclear® lenses are the only lenses with FDA clearance for the claim “… may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear.” Mild discomfort relating to dryness during lens wear is a condition that often causes patients to discontinue contact lens wear.

In many geographic markets, it is our belief that favorable demographic trends in younger cohorts; an increase in the reported incidence of myopia due in part to the recently described “computer vision syndrome”; lower contact lens wearer drop out rates as technology improves and a continuing shift in practitioner preferences from low-featured “commodity” lenses to higher-value specialty and single-use lenses support a favorable world market outlook, including a trend, primarily in the United States, to fitting silicone hydrogel lenses, which, as measured by their “dk/t” score, supply a higher level of oxygen to the cornea than traditional hydrogel lenses.

CVI has yet to develop sufficient manufacturing capabilities to compete in the market for silicone hydrogel lenses, which we estimate accounts for 22 percent or $1 billion of the worldwide contact lens market.

Historically, CVI has shown strength in the specialty lens segments which include toric lenses, cosmetic lenses and multifocal lenses. CVI estimates that specialty lenses currently account for about 25 percent or $1.2 billion of the worldwide contact lens market.

To participate in these market trends, CVI continues to leverage the January 6, 2005, acquisition of Ocular Sciences, Inc. (Ocular) giving it access to new technologies, particularly patented silicone hydrogel and single-use lens technologies, new geographic markets, particularly Japan and Germany, and higher volume manufacturing processes, particularly the Gen II manufacturing platform (Gen II).

With the Ocular acquisition, CVI gained a significant presence in the largest segment of the contact lens market: spherical lenses that correct the most common types of visual defects; near- and farsightedness uncomplicated by more complex visual defects. We estimate that spherical lenses account for about 75 percent of the world market for contact lenses.

Contact Lens Products

CVI’s core product lines include specialty lenses – which are toric, cosmetic and multifocal lenses – plus phosphorylcholine (PC) Technology™ brand spherical lenses, silicone hydrogel spherical lenses and single-use lenses. Worldwide, CVI’s specialty lens revenue grew 9 percent in fiscal 2006 over fiscal 2005. Sales of CVI’s toric lenses, grew 11 percent in fiscal 2006 and now account for about 35 percent of its soft lens revenue and disposable toric lenses grew 16 percent in fiscal 2006. We estimate that the worldwide toric market will grow about 11 percent in calendar 2006. CVI’s PC Technology™ products – its line of spherical, toric and multifocal products, including Biomedics XC™, that incorporate PC Technology™ – grew 29 percent in fiscal 2006.

We estimate that the market for spherical contact lenses will grow 4 percent worldwide during calendar 2006 driven in part by the acceptance of newer silicone hydrogel lenses. We estimate that worldwide silicone hydrogel revenue will increase about 53 percent to $1.1 billion during calendar 2006, approximately two-thirds of which will be generated in the United States. CVI began a limited launch of its Biofinity™ brand of silicone hydrogel spherical contact lenses in Europe, the United States and selected markets in Asia-Pacific, in fiscal 2006 and continues to develop its manufacturing capabilities to participate in this market. CVI’s reported spherical revenue grew 2 percent in fiscal 2006 to $422.2 million. Single-use sphere revenue grew 21 percent in fiscal 2006 and now represents 12 percent of CVI’s soft lens revenue.

In addition to growing Biofinity™ manufacturing capacity, capabilities and sales, CVI continues to compete against silicone hydrogel products with its PC Technology™ and single-use products, and with traditional hydrogel products utilizing advanced design technologies.

CVI Fiscal 2006 Revenue Growth by Geographic Segment

CVI’s worldwide revenue grew 5 percent in fiscal 2006 over fiscal 2005 with the Americas region up 3 percent and now representing 48 percent of its worldwide revenue; Europe up 9 percent and representing 37 percent of its worldwide revenue and the Asia-Pacific region up 4 percent and representing 15 percent of its worldwide revenue.

Americas

Americas revenue growth slowed due to a 1 percent decline in spherical revenue in fiscal 2006 over fiscal 2005 caused primarily by a market shift to silicone hydrogel spherical lenses. Overall revenue growth was driven by sales of toric lenses, which grew 6 percent and multifocal lenses, which grew 34 percent.

Europe

European revenue growth was driven by sales of toric lenses, which grew 20 percent in fiscal 2006 over fiscal 2005, single-use lenses, which grew 29 percent and multifocal lenses, which grew 38 percent. CVI estimates that it is the second largest contact lens supplier in Europe, with direct business units in France, Germany, Holland, Hungary, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Asia Pacific

Japan is the second largest contact lens market in the world after the United States, and soft lens popularity continues to grow. CVI estimates that the total market for soft contact lenses in Japan and the Pacific Rim today is about $1.5 billion, compared to an estimated $2.0 billion in the Americas. The Japanese market is largely made up of single-use lenses, which we estimate represents about 57 percent of the market.

We believe that the incidence of nearsightedness in Japan is one of the highest in the world and based on our experience about half of those with astigmatism are potential candidates for toric lenses. We expect that the Japanese toric segment, currently a smaller percentage of the total market than it is in the United States, will grow rapidly as newer generations of toric lenses are introduced.

Asia Pacific revenue growth was driven by sales of single-use product, which grew 18 percent in fiscal 2006 over fiscal 2005 and represented 54 percent of CVI’s sales in Japan.

CVI Competition

A number of manufacturers compete in the worldwide market for contact lenses. CVI’s three largest competitors are Johnson & Johnson’s Vistakon division (Vistakon), CIBA Vision (owned by Novartis AG) and Bausch & Lomb Incorporated.

The contact lens market is highly competitive. CVI’s primary competitors in the spherical lens market are Bausch & Lomb, CIBA Vision and Vistakon. Recent trends in the spherical lens market include a shift towards silicone hydrogel lenses, primarily in the United States, and toward single-use lenses. CVI’s primary competitors currently control almost all of the silicone hydrogel market as CVI continues to develop its silicone hydrogel manufacturing capabilities. Silicone hydrogel products, while essential to CVI’s long-term success, are not expected to begin to contribute revenue growth until the second half of 2007.

In the specialty lens market, CVI’s primary toric competitors are Bausch & Lomb and Vistakon. Toric lens manufacturers compete to provide the highest possible level of visual acuity and patient satisfaction by offering a wide range of lens parameters, superior wearing comfort and a high level of customer service, both for patients and contact lens practitioners. CVI believes that its three manufacturing processes yield a wider range of toric lens parameters than its competitors, providing greater choices for patient and practitioner and better visual acuity, and that it offers superior customer services, including high standards of on-time product delivery. However, there is a developing trend in the U.S. toric lens market toward silicone hydrogel products. CVI has not launched a silicone hydroge1 product and does not expect to do so until late calendar 2007 to early calendar 2008.

CVI’s major competitors have greater financial resources and larger research and development budgets and sales forces. Nevertheless, CVI offers a high level of customer service through its direct sales organizations around the world and through telephone sales and technical service representatives who consult with eye care professionals about the use of the Company’s lens products. CVI believes that its sales force is particularly well equipped through extensive training to meet the needs of contact lens practitioners and their customers.

CVI also competes with manufacturers of eyeglasses and with refractive surgical procedures that correct visual defects. CVI believes that it will continue to compete favorably against eyeglasses, particularly in markets where the penetration of contact lenses in the vision correction market is low, offering lens manufacturers an opportunity to gain market share. CVI also believes that laser vision correction is not a material threat to its sales of contact lenses because each modality serves a different age group. CVI believes that almost all new contact lens wearers are in their teens or twenties, while refractive surgery patients are typically in their late thirties or early forties when their vision has stabilized.

COOPERSURGICAL

Historically, many small medical device companies have supplied the women’s healthcare market with a wide range of products through a fragmented distribution system. CSI’s strategy is to identify and acquire selected smaller companies and product lines that will improve its existing market position or serve new clinical areas.

In November 2006, CSI acquired Lone Star Medical Products, Inc. (Lone Star) advancing its expansion into the hospital segment of women’s healthcare. This acquisition complements the 2005 acquisitions of Inlet Medical, Inc. (Inlet) and NeoSurg Technologies, Inc. (NeoSurg) which also address the surgical market. See “Profiles of Recent Acquisitions” below.

Since its beginning in 1990, CSI has successfully established a leading position among companies providing medical device products to the obstetrics and gynecology medical specialty. Since then, CSI has grown to over $120 million in revenue through a series of more than 20 acquisitions. During the past five years, CSI’s revenue grew at a compounded rate of 16 percent with double-digit operating margins excluding restructuring costs and minimal capital expenditure requirements. Cooper’s strong cash flow allows CSI to readily compete for available opportunities in both the office and hospital markets.

Market for Women’s Healthcare

Based on U.S. Census estimates, CVI expects patient visits to United States obstetricians and gynecologists (Ob/Gyns) to increase over the next decade. Driving this growth is a large group of women of childbearing age and a rapidly growing middle-aged population with emerging gynecologic concerns. Consistent with an aging population, menopausal problems – abnormal bleeding, incontinence and osteoporosis – are expected to increase, while pregnancy, contraceptive management and general examinations are expected to remain relatively stable. The trend toward delaying the age of childbearing to the mid-thirties and beyond will likely drive increasing treatment for infertility.

While general medical practitioners play an important role in women’s primary care, the Ob/Gyn specialist is the primary market for associated medical devices.

Some significant features of this market are:

•	Patient visits are for annual checkups, cancer screening, menstrual disorders, vaginitis (inflammation of vaginal tissue), treatment of abnormal Pap smears, osteoporosis (reduction in bone mass), the management of menopause, pregnancy and reproductive management.

•	Osteoporosis and incontinence have become frequent diagnoses as the female population ages. Early identification and treatment of these conditions will both improve women’s health and help reduce overall costs of treatment.

•	Sterilization is a frequently performed surgical procedure.

•	Ob/Gyns traditionally provide the initial evaluation for women and their partners who seek infertility assistance. Ovulatory drugs and intrauterine insemination (IUI) are common treatments of these cases along with embryo transfer procedures.

CSI’s 2006 Revenue Growth

During 2006, CSI revenue grew 15 percent to $124.8 million, representing 15 percent of Cooper’s revenue. Its operating margin was 12 percent for the fiscal year, including a $7.5 million or 6% charge for acquired in-process research and development, compared to last year’s 16 percent.

CSI Competition

CSI focuses on selected segments of the women’s healthcare market, supplying high quality diagnostic products and surgical instruments and accessories. In some instances, CSI offers all of the items needed for a complete procedure. The market segments in which CSI competes remains fragmented, typified by smaller technology-driven firms that generally offer only one or two product lines. Most are privately owned or divisions of public companies including some owned by companies with greater financial resources than Cooper.

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

CSI is expanding its presence in the significantly larger hospital and outpatient surgical procedure market. This market is dominated by larger competitors such as Johnson & Johnson’s Ethicon Endo-Surgery and Ethicon Women’s Health and Urology companies, Boston Scientific, Gyrus and ACMI. These competitors have well established positions within the operating room environment. CSI believes its relationship with gynecologic surgeons and focus on devices specific to gynecology surgery will facilitate in its successful expansion within the surgical market.

PROFILES OF RECENT ACQUISITIONS

Ocular Sciences, Inc.

On January 6, 2005, Cooper acquired all of the outstanding common stock of Ocular, a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses that are brand and product differentiated by distribution channel. The aggregate consideration paid for the stock of Ocular was about $1.2 billion plus transaction costs. Cooper paid $605 million in cash and issued approximately 10.7 million shares of its common stock to Ocular stockholders and option holders. Under the terms of the acquisition, each share of Ocular common stock was converted into the right to receive 0.3879 of a share of Cooper common stock and $22.00 in cash without interest, plus cash for fractional shares. Outstanding Ocular stock options were redeemed in exchange for a combination of cash and Cooper stock for the spread between their exercise prices and the value of the merger consideration immediately prior to closing.

Inlet Medical, Inc.

On November 1, 2005, Cooper purchased Inlet, a manufacturer of trocar closure systems and pelvic floor reconstruction procedure kits. Inlet offers a cost-effective trocar wound closure system and supplies procedure kits for the treatment of pelvic support problems. We paid $25.8 million in cash for Inlet and anticipate paying an additional amount of approximately $12.3 million related to an earn-out provision in the agreement based on revenue and operating profit achievements through October 31, 2006.

NeoSurg Technologies, Inc.

On November 21, 2005, Cooper acquired NeoSurg for $21.6 million in cash. NeoSurg has developed a patented combination reusable and disposable trocar access system to compete in the market for trocars, which we estimate is $285 million within the estimated $2.9 billion market for laparoscopic surgical devices.

CSI introduced the redesigned NeoSurg product line of reusable and disposable trocar access systems used in laparoscopic surgery to gynecologists in November 2006. CSI believes that NeoSurg’s technology will offer surgeons a superior product to existing disposable trocars while giving hospital and surgery centers the opportunity to realize significant cost reduction. The small disposable tips used in the NeoSurg system can significantly reduce hospital costs compared to existing systems offered by competitors.

Lone Star Medical Products, Inc.

On November 2, 2006, CSI acquired all of the outstanding shares of Lone Star for $27.2 million in cash. Lone Star is a manufacturer of medical devices that improve the management of the surgical site, most notably the Lone Star Retractor System, which places a retraction ring around the surgical incision providing greater exposure of the surgical field. While this system is used in a wide variety of surgical procedures, gynecological surgery represents 40% of its use and urology 30%.

RESEARCH AND DEVELOPMENT

Cooper employs 107 people in its research and development and manufacturing engineering departments, primarily in CVI. External specialists in lens design, formulation science, polymer chemistry, microbiology and biochemistry support product development and clinical research for CVI products. CVI’s research and development activities include programs to develop silicone hydrogel products, product lines utilizing PC Technology™ and expansion of single-use product lines. CSI conducts research and development in-house and also employs external surgical specialists, including members of its surgical advisory board. CSI’s research and development activities were for newly acquired laparoscopic surgical devices and for upgrading and redesign of many CSI osteoporoses, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

Cooper-sponsored research and development expenditures during the fiscal years ended October 31, 2006, 2005 and 2004 were $27 million – excluding a write-off of $7.5 million of purchased in-process research and development related to NeoSurg, $22.9 million – excluding a write-off of $20 million of purchased in-process research and development related to Ocular – and $6.5 million, respectively, representing 3%, 3% and 1% of net sales in each fiscal year. During fiscal 2006, CVI represented 87% and CSI represented 13% of the total expenditures, net of acquired in-process research and development. We did not participate in any customer-sponsored research and development programs.

GOVERNMENT REGULATION

Medical Device Regulation

Our products are medical devices subject to extensive regulation by the United States Food and Drug Administration (FDA) in the United States and other regulatory bodies abroad. FDA regulations govern, among other things, medical device design and development, testing, manufacturing, labeling, storage, recordkeeping, premarket clearance or approval, advertising and promotion, and sales and distribution. Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval (PMA) from the FDA. A majority of the medical devices we currently market have received FDA clearance through the 510(k) process or approval through the PMA process. Because we cannot be assured that any new products we develop, or any product enhancements, will be subject to the shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancements may occur. For example, to qualify our new silicone hydrogel contact lens products for extended wear use, more extensive premarket testing and approval would be required.

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

Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (General Controls). Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are subject to the FDA’s General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure. Pursuant to the Medical Device User Fee and Modernization Act of 2002 (MDUFMA), as of October 2002 unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. Certain Class II devices are exempt from this premarket review process.

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

510(k) Clearance Pathway

When we are required to obtain a 510(k) clearance for a device that we wish to market, we must submit a premarket notification to the FDA demonstrating that the device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of premarket approval applications. By regulation, the FDA is required to respond to a 510(k) premarket notification within 90 days of submission of the notification. As a practical matter, clearance can take significantly longer. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will place the device, or the particular use of the device, into Class III.

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

After a PMA application is complete, the FDA begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation (QSR). New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. These trials generally require submission of an application for an investigational device exemption (IDE) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by both the FDA and the appropriate institutional review boards at the clinical trial sites. All of Cooper’s currently marketed products have been cleared by all appropriate regulatory agencies, and Cooper has no product currently being marketed under an IDE.

Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved, or “off-label” uses and impose other restrictions on labeling; and medical device reporting, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations.

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

Even if regulatory approval or clearance of a medical device is granted, the FDA may impose limitations or restrictions on the uses and indications for which the device may be labeled and promoted. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. FDA regulations prohibit a manufacturer from promoting a device for an unapproved, or “off-label” use. Failure to comply with this prohibition on “off-label” promotion could result in enforcement action by the FDA, including, among other things, warning letters, fines, injunctions, consent decrees and civil or criminal penalties.

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

Other Health Care Regulation

We may be subject to various federal, state and foreign laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. While we believe that our operations are in material compliance with such laws, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. In addition, health care reform proposals have been formulated by the legislative and administrative branches of the federal and state governments. Additionally, there may also be changes that could affect coverage and reimbursement for our products from governmental and other third-party payors. These changes could affect our business, revenues, profitability and results of operations. If there is a change in law, regulation or administrative or judicial interpretation, we may have to change our business practices or our existing business practices could be challenged as unlawful.

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

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created new prohibitions on: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to the U.S. Department of Health and Human Services (HHS) and the U.S. Department of Justice (DOJ) and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General (OIG) and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. In addition, HIPAA mandates the adoption of standards for the electronic exchange of health information.

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

RAW MATERIALS

CVI’s raw materials primarily consist of various chemicals and packaging materials. There are alternative supply sources for all of our raw materials other than our silicone hydrogel material. Asahikasei Aime Co. Ltd. (Asahi) is our sole supplier of the material used to make our silicone hydrogel contact lens products, comfilcon A. If Asahi fails to supply sufficient material on a timely basis or at all for any reason, we may suffer a disruption in the supply of our silicone hydrogel contact lens products and may need to switch to an alternative supplier in accordance with our agreement with Asahi.

Raw materials used by CSI are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative supplier on short notice.

MARKETING AND DISTRIBUTION

In the United States, CVI markets its products through its field sales representatives, who call on optometrists, ophthalmologists, opticians, optical chains and distributors. CVI augments its U.S. sales and marketing efforts with e-commerce, telemarketing and advertising in professional journals. In Australia, Brazil, Canada, France, Germany, Holland, Hungary, Italy, Japan, Korea, Malaysia, Norway, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom, CVI primarily markets its products through its field sales representatives. In other countries, CVI uses distributors and has given some of them the exclusive right to market its products.

CSI’s products are marketed by a network of field sales representatives and distributors. In the United States, CSI augments its sales and marketing activities with e-commerce, telemarketing, direct mail and advertising in professional journals.

PATENTS, TRADEMARKS AND LICENSING AGREEMENTS

Cooper owns or licenses a variety of domestic and foreign patents, which, in total, are material to its overall business. The names of certain of Cooper’s products are protected by trademark registrations in the United States Patent and Trademark Office and, in some cases, also in foreign trademark offices. Applications are pending for additional trademark and patent registrations. Cooper aggressively protects its intellectual property rights.

No individual patent or license is material to the Company or either of its principal business units other than:

•

Our Patent License Agreement dated as of December 2, 1997, between Cooper and Geoffrey Galley, Albert Moreland, Barry Bevis and Ivor Atkinson entered into in connection with the Company’s acquisition of Aspect Vision Care Limited (the Edge Patent License). This agreement extends until the patents expire in January 2010 and relates to patents used by CVI to produce a contact lens edge that provides superior comfort to the wearer. The edge forms a part of CVI’s products (both spherical and toric lenses) that are manufactured using a cast molding technology in the CVI’s Hamble, England, Norfolk, Virginia and Juana Diaz, Puerto Rico, facilities.

•	Our license related to products manufactured by CVI using the proprietary phosphorylcholine (PC Technology™) patents that we received in connection with the Company’s acquisition of Biocompatibles Eye Care, Inc. Our Proclear® Compatibles brand of spherical, multifocal and toric soft contact lenses are manufactured using this PC Technology™. This license term extends until the patents expire.

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

The information required by this item is included in Note 13. Business Segment Information of our Financial Statements and Supplementary Data and Item 1A. Risk Factors – Risks Relating to Our Business, included in this report.

EMPLOYEES

On October 31, 2006, the Company had about 7,500 employees. The Company believes that its relations with its employees are good.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2006 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to our Annual Report on Form 10-K for the year ended October 31, 2006, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

AVAILABLE INFORMATION

The Cooper Companies, Inc. Internet address is http://www.coopercos.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (SEC) are publicly available free of charge on our Web site as soon as reasonably practicable. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains such reports, proxy and information statements and other information whose Internet address is http://www.sec.gov. The Company’s Corporate Governance Principles, Ethics and Business Conduct Policy and charters of each committee of the Board of Directors are also posted on the Company’s Web site. The information on the Company’s Web site is not part of this or any other report we file with, or furnish to, the SEC.

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

Each of our businesses operates within a highly competitive environment. In our soft contact lens segment, CVI faces intense competition from competitors’ products, in particular silicone hydrogel contact lenses, and may face increasing competition as other new products enter the market. Our major competitors in the contact lens business have substantially greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and larger manufacturing volumes than CVI.

Our major competitors in the specialty contact lens business offer competitive products, newer materials plus a variety of other eye care products, including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. Moreover, silicone hydrogel lenses are gaining market acceptance in the specialty lens business and we are not yet able to manufacture and market our own competitive silicone hydrogel specialty products, which could erode our specialty lens market share and margins.

The market for our non-specialty, commodity contact lenses is also intensely competitive and is characterized by declining sales volumes for older product lines and growing demand for silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results, to successfully introduce new products, including our own silicone hydrogel products, on a timely basis in markets such as the United States, Europe and Japan, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capabilities and/or convert certain high volume production onto our Gen II manufacturing platform (Gen II). Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

Product innovations are important in the contact lens business in which CVI competes and in the niche areas of the healthcare industry in which CSI competes. Historically, we did not allocate substantial resources to new product development, but rather purchased, leveraged or licensed the technology developments of others. With the acquisition of Ocular, we are investing more in new product development, including the development of silicone hydrogel-based contact lenses. Although our focus is on products that will be marketable immediately or in the short to medium term rather than on funding longer-term, higher risk research and development projects, time commitments, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies that could lead to the obsolescence of one or more of our products. Failure to stay current with our competitors with regard to new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

If our products are not accepted by the market, we will not be able to sustain or expand our business.

Certain of our proposed products have not yet been clinically tested or commercially introduced, and we cannot assure you that any of them will achieve market acceptance or generate operating profits. We have not commercially marketed many of our planned new products, such as certain of our planned silicone hydrogel contact lens products and new contact lens products containing our patented PC Technology™ and have limited manufacturing capabilities for our silicone hydrogel product recently launched on a limited basis for sale in Europe, the United States and select Asia-Pacific markets. Market acceptance and customer demand for these products are uncertain. The development of a market for our products may be influenced by many factors, some of which are out of our control, including:

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

New medical and technological developments may reduce the need for our products.

Technological developments in the eye care and women’s healthcare industries, such as new surgical procedures or medical devices, may limit demand for our products. Corneal refractive surgical procedures such as Lasik surgery and the development of new pharmaceutical products may decrease the demand for our optical products. If these new advances were to provide a practical alternative to traditional vision correction, the demand for contact lenses and eyeglasses may materially decrease. We cannot assure that medical advances and technological developments will not have a material adverse effect on our businesses.

Our substantial and expanding international operations are subject to uncertainties which could affect our operating results.

A significant portion of our current operations is conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America and Europe. Approximately 50% and 49% of our net sales for the years ended October 31, 2006 and 2005, respectively, were derived from the sale of products outside the United States. Further, we believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

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

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years, including our acquisition of Ocular. As part of our growth strategy, particularly at CSI, we intend to continue to consider acquiring complementary technologies, products and businesses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or write-offs of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

•	difficulties in the integration of the operations, technologies, products and personnel of the acquired company and establishment of appropriate accounting controls and reporting procedures and other regulatory compliance procedures;

•	risks of entering markets in which we have no or limited prior experience;

•	potential loss of employees;

•	an inability to identify and consummate future acquisitions on favorable terms or at all;

•	diversion of management’s attention away from other business concerns;

•	expenses of any undisclosed or potential liabilities of the acquired company;

•	expenses, including restructuring expenses, to shut-down our own locations and/or terminate our employees;

•	a dilution of earnings per share; and

•	risks inherent in accounting allocations and consequences thereof, such as whether a strategic or financial buyer would view such allocations as establishing a fair value for so-called tangible and intangible assets.

We face risks associated with disruption of manufacturing operations and failure to develop new manufacturing processes that could adversely affect our profitability or competitive position.

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In addition, materials, such as silicone hydrogel require improvements to our manufacturing processes to make them cost effective. Our failure to develop such new manufacturing processes could significantly impact our ability to compete.

CVI manufactures molded contact lenses, which represent a significant portion of our contact lens revenues, primarily at our facilities in the United Kingdom, Puerto Rico and Norfolk, Virginia. CSI manufactures the majority of its products in Trumbull, Connecticut. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site we must obtain the approval of regulatory authorities and because this process is expensive, we have generally not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

If our manufacturing operations fail to comply with applicable regulations, our manufacturing could be delayed or disrupted, and our product sales and profitability could suffer.

Our manufacturing operations and processes are required to comply with numerous federal, state and foreign regulatory requirements, including the FDA’s QSR regulations, which govern the procedures related to the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our products. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Failure to pass a QSR or similar foreign inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays in addition to, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. As a result, any failure to comply with applicable requirements could adversely affect our product sales and profitability.

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

We may also seek to enforce our intellectual property rights on others through litigation. See Item 3. Legal Proceedings (CIBA Vision). Our claims, even if meritorious, may be found invalid or inapplicable to a party we believe infringes or has misappropriated our intellectual property rights. In addition, litigation can:

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

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could lose competitive advantage and be materially adversely affected.

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

Significant litigation regarding intellectual property rights exists in our industry. Third parties have made, and it is possible that they will make in future, claims of infringement against us or our contract manufacturers in connection with their use of our technology. See Item 3. Legal Proceedings (Bausch & Lomb, CIBA Vision). Any claims, even those without merit, could:

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

The Company and several of its directors and officers have been named in a consolidated putative securities class action lawsuit and its directors and certain of its officers have been named in two consolidated derivative lawsuits, the nature and status of which are described in Item 3. Legal Proceedings. The consolidated putative securities class action seeks unspecified damages from the Company, and we are unable to estimate the range of potential losses that would be incurred if the plaintiffs in this action were to prevail, or to determine the total effect that it may have on our results of operations, financial position and cash flows. However, any settlement or judgment on the merits of this action could have a material adverse effect on the Company’s liquidity, results of operations and financial condition. In addition, securities litigation, irrespective of its merits, is costly to defend and diverts management’s attention and resources, which could adversely affect our business.

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

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

We have now and expect to continue to have a significant amount of indebtedness.

Our substantial indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay our credit facility or repurchase our convertible debentures under certain circumstances;

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

We are subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to maintain our desired mix of fixed-rate and variable-rate debt, we currently use, and may continue to use, interest rate swap agreements and exchange fixed and variable-rate interest payment obligations over the life of the arrangements, without exchange of the underlying principal amounts. We may not be successful in structuring such swap agreements to effectively manage our risks, which could adversely affect our business, earnings and financial condition.

Exchange rate fluctuations could adversely affect our financial results.

As a result of our international operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. Our most significant currency exposures are the British pound, Canadian dollar, Japanese yen, and Euro. We expect to generate an increasing portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. Although we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. These hedges also serve to reduce any gain that we may have made based on favorable foreign currency fluctuations. In addition, to the extent we are unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on our financial condition and results of operations. Finally, because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings.

We may be required to recognize impairment charges on goodwill, which would reduce our net income, consolidated net worth and stockholders’ equity.

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

Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations of those laws. In addition, the Internal Revenue Service (IRS) has been auditing Ocular’s income tax returns for the years 2002 – 2005, and we are also subject to the examination of its income tax returns by other tax authorities. The outcome of these examinations could have a material adverse effect on our operating results and financial condition.

At October 31, 2006 we had U.S. net operating loss (NOL) carryforwards of approximately $143.4 million. Approximately $56.3 million of the NOL expires in fiscal 2007 and 2008. Although we presently anticipate utilizing the entire NOL in our tax filings, significant and unanticipated changes in our projected U.S. taxable income may result in our not fully utilizing the NOL. Should this occur, the tax effect of the unutilized NOL would be reflected a as a non-cash-related tax provision on our statement of income.

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

Our products and operations are subject to rigorous regulation by the FDA, and numerous other federal, state and foreign governmental authorities. In the United States, the FDA regulates virtually all aspects of a medical device’s design, development, testing, manufacture, safety, labeling, storage, recordkeeping, reporting, marketing, promotion and distribution, as well as the export of medical devices manufactured in the United States to foreign markets. Our failure to comply with FDA regulations could lead to the imposition of administrative or judicial sanctions, including injunctions, suspensions or the loss of regulatory approvals, product recalls, termination of distribution or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

Our medical devices require clearance or approval by the FDA before they can be commercially distributed in the United States and may require similar approvals by foreign regulatory agencies before distribution in foreign jurisdictions. Medical devices may only be marketed for the indications for which they are approved or cleared. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time consuming. There can be no assurance that such approvals will be granted on a timely basis, if at all, or that significant delays in the introduction of any new products or product enhancements will not occur, which could adversely affect our competitive position and results of operations. In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay premarket approval or clearance of our products or could impact our ability to market our currently approved or cleared products.

Modifications and enhancements to a medical device also require a new FDA clearance or approval if they could significantly affect its safety or effectiveness or would constitute a major change in its intended use, design or manufacture. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. We have made modifications and enhancements to our medical devices that we do not believe require a new clearance or application, but we cannot confirm that the FDA will agree with our decisions. If the FDA requires us to seek clearance or approval for modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. We also cannot assure you that we will be successful in obtaining clearances or approvals for our modifications, if required.

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

After a device is placed on the market, numerous regulatory requirements apply, including the FDA’s QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and medical device reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of manufacturing or labeling errors or design defects. Any voluntary or government mandated recall may divert management attention and financial resources and harm our reputation with customers. Any recall involving one of our products could also harm the reputation of the product and the Company and would be particularly harmful to our business and financial results.

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

In addition, numerous healthcare-related legislative proposals have been made in recent years in the Congress and in various state legislatures. For instance, the Fairness to Contact Lens Consumers Act, which was enacted on December 6, 2003, requires that contact lens prescribers provide patients with a copy of their contact lens prescriptions after a contact lens fitting and verify those prescriptions to any third party designated by a patient, such as an online seller. In addition, legislation has been introduced in Congress and in several states to require manufacturers of contact lenses to distribute through Internet suppliers and other companies, even if the manufacturers would not choose to distribute through these outlets in the absence of such a requirement. Although such legislation has been enacted only in the State of Utah, there are likely to be continued efforts to enact it in Congress and in other states. Further legislative or policy initiatives directed at prescribers and the retail optical industry could be introduced on either the federal or state level. The impact of the Utah law on our business in that state is uncertain since the law has recently gone into effect, and there have been no interpretations of its provisions by the Utah courts or the Utah Attorney General. The potential impact of other legislative proposals with respect to the business of our customers is also uncertain, and we cannot assure you that the proposals, if adopted, would not have a material adverse impact on our revenues, business, financial condition and results of operations.

Adverse regulatory or other decisions affecting eye care practitioners, or material changes in the selling and prescribing practices for contact lenses, could also have a material adverse affect on our business, operating results and financial condition. Finally, although cost controls or other requirements imposed by third party healthcare payors, such as insurers and health maintenance organizations, have not historically had a significant effect on contact lens prices or distribution practices, this could change in the future and could adversely affect our business, financial condition and results of operations.

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

Other federal legislation affects the manner in which we use and disclose health information. HIPAA mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. HHS has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits. The second rule released by HHS imposes new standards relating to the privacy of individually identifiable health information. These standards not only require compliance with rules governing the use and disclosure of protected health information, but they also require an entity subject to HIPAA to obtain satisfactory assurances that any of its business associates to whom such information is disclosed will safeguard the information. The third rule released by HHS establishes minimum standards for the security of electronic health information. While we do not believe we are directly regulated as a covered entity under HIPAA, many of our customers are covered entities subject to HIPAA. Such customers may require us to enter into business associate agreements, which obligate us to safeguard certain health information we obtain in the course of servicing the customers, restrict the manner in which we use and disclose such information and impose liability on us for failure to meet our contractual obligations. The costs of complying with these contractual obligations and potential liability associated with failure to do so could have a material adverse effect on our business and financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a summary of Cooper’s principal facilities as of October 31, 2006. Cooper generally leases its office and operations facilities but owns several manufacturing and research and development facilities. Our lease agreements expire at various dates through the year 2023. The Company believes its properties are suitable and adequate for its businesses.

Location	Approximate Square Feet	Operations
United States
California*	64,378	Executive Offices, CVI Research & Development and CVI Administrative Offices
New York**	460,720	CVI Manufacturing, Marketing, Distribution, Research & Development and Administrative Offices
Virginia**	60,920	CVI Manufacturing
Connecticut	133,800	CSI Manufacturing, Marketing, Distribution and Research & Development
Puerto Rico
Juana Diaz	212,047	CVI Manufacturing and Warehouse

United Kingdom
Hampshire	575,734	CVI Manufacturing, Marketing, Distribution, Research & Development, and Administrative Offices
Belgium
Liege	118,360	CVI Distribution

France
Nice and Ligny	52,626	CVI Manufacturing, Marketing and Distribution

Italy
Milan	29,150	CVI Marketing and Distribution

Japan
Tokyo	11,700	CVI Marketing and Administrative

Australia
Adelaide	21,000	CVI Manufacturing, Marketing and Distribution

Canada
Ontario	37,425	CVI Manufacturing, Marketing and Distribution
Quebec**	24,273	CSI Manufacturing

*	A 113,000 square foot distribution facility in California is excluded from the list above as it is in the process of closing as of October 31, 2006.
**	Included are facilities owned in Scottsville, NY (49,500 square feet), Norfolk, VA (39,000 sq ft), Hamble, UK (197,400 sq ft) and St. Liboire, Quebec (24,273 sq ft).

Item 3. Legal Proceedings.

Levine v. The Cooper Cos., Inc., et.al.

On February 15, 2006, Alvin L. Levine filed a putative securities class action lawsuit in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board, President and Chief Executive Officer and a director, Robert S. Weiss, its Executive Vice President, Chief Operating Officer and a director, and John D. Fruth, a director. Two similar putative class action lawsuits were also filed in the United States District Court for the Central District of California, Case Nos. SACV-06-306 CJC and SACV-06-331 CJC. On May 19, 2006, the Court consolidated all three actions under the heading In re Cooper Companies, Inc. Securities Litigation and selected a lead plaintiff and lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4.

The lead plaintiff filed a consolidated complaint on July 31, 2006. The consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004 and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, Messrs. Bender, Weiss, and Fruth, the consolidated complaint names as defendants several of the Company’s other current officers and directors, and one former officer.

The consolidated complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, among other things, contending that: (a) the Company improperly accounted for assets acquired in the Ocular merger by improperly allocating $100 million of acquired customer relationships and manufacturing technology to goodwill (which is not amortized against earnings) instead of to intangible assets other than goodwill (which are amortized against earnings); (b) the Company’s earnings guidance reflected the improper accounting for intangible assets and was inflated by (among other things) the amount of the understated amortization expense; (c) contrary to certain alleged statements, Ocular had “flooded the trade channel” with its older products as its Premier lenses were not being well received by customers; (d) the Company’s aggressive revenue and growth targets for 2005 and beyond lacked any reasonable basis when made and did not reflect realistically achievable results primarily because of the absence of a two-week silicone hydrogel product; (e) the Company’s internal controls were inadequate making it possible to misstate earnings by improperly accounting for the merger with Ocular and (f) sales force integration was not materializing and was fraught with dissension and acrimony.

On September 29, 2006, the Company and the individual defendants moved to dismiss the consolidated complaint. A hearing on the motion is currently scheduled for January 22, 2007. The Company intends to vigorously defend this matter.

In re Cooper Companies, Inc. Derivative Litigation

On March 17, 2006, Eben Brice filed a purported shareholder derivative complaint in the United States District Court for the Central District of California, Case No. 8:06-CV-00300-CJC-RNB, against several current and former officers and directors of the Company. The Company is named as a “nominal defendant.” Since the filing of the first purported shareholder derivative lawsuit, three similar purported shareholder derivative suits were filed in the United States District Court for the Central District of California. All four actions have been consolidated under the heading In re Cooper Companies, Inc. Derivative Litigation and the Court selected a lead plaintiff and lead counsel.

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. The Company and the individual defendants have yet to respond to the consolidated amended complaint.

In addition to the derivative action pending in federal court, three similar purported shareholder actions were filed in the Superior Court for the State of California for the County of Alameda. These actions have been consolidated under the heading In re Cooper Companies, Inc. Shareholder Derivative Litigation, Case No. RG06260748. A consolidated amended complaint was filed on September 18, 2006.

On November 29, 2006 the Superior Court for the County of Alameda entered an order staying the action pending the resolution of the federal derivative action.

Both the state and federal derivative action are derivative in nature and do not seek damages from the Company.

Bausch & Lomb Incorporated Litigation

On October 5, 2004, Bausch & Lomb Incorporated (Bausch & Lomb) filed a lawsuit against Ocular in the U.S. District Court for the Western District of New York alleging that its Biomedics® toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. The parties have filed claim construction briefs for the court to consider for its Markman order, and fact discovery substantially concluded during the first quarter of fiscal 2006. Based on our review of the complaint and the patent, as well as other relevant information obtained in discovery, we believe this lawsuit is without merit and plan to continue to pursue a vigorous defense.

United States Tax Court Litigation

United States Tax Court Litigation: On September 29, 2004, the IRS issued Notices of Deficiency to Ocular in connection with its audit of Ocular’s income tax returns for the years 1999, 2000 and 2001. The Notice primarily pertains to transfer pricing issues and an alternative adjustment under the anti-deferral provisions of Subpart F of the Internal Revenue Code and asserts that $44.8 million of additional taxes is owed for these years, plus unspecified interest and approximately $12.7 million in related penalties.

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

CIBA Vision Litigation

On April 10, 2006, CVI filed a lawsuit against CIBA Vision (CIBA) in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 6,431,706, 6,923,538, 6,467,903, 6,857,740 and 6,971,746 by, among other things, making, using, selling and offering to sell its O2Optix line of contact lenses. On June 5, 2006, CIBA filed an answer denying infringement and asserting certain affirmative defenses. The Court has set a trial date of January 8, 2008.

On April 11, 2006, CVI filed a lawsuit against CIBA in the United States District Court for the District of Delaware seeking a judicial declaration that CVI’s Biofinity™ line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of United States Patent Nos. 5,760,100, 5,776,999, 5,789,461, 5,849,811, 5,965,631 and 6,951,894. On July 5, 2006, CIBA answered the complaint by denying the allegation that CVI’s Biofinity™ line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of the foregoing patents. The answer also asks the Court for permission to interpose a counterclaim for infringement in the future if, after examination of the lenses, CIBA believes they infringe the foregoing patents, which counterclaim would seek both damages and injunctive relief. The Court has set a trial date of October 6, 2008.

On November 21, 2006, CVI filed a lawsuit against CIBA in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 7,134,753 and 7,133,174 by, among other things, making, using, selling and offering to sell its O2Optix toric line of contact lenses. The Court has not yet set a schedule in the case.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal 2006, the Company did not submit any matters to a vote of the Company’s security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2006 and 2005:

Quarterly Common Stock Price Range Years Ended October 31,	2006		2005
	High	Low	High	Low
Quarter Ended
January 31	$74.32	$44.75	$77.50	$66.43
April 30	$56.80	$49.50	$84.70	$64.59
July 31	$55.02	$41.85	$69.50	$58.12
October 31	$58.94	$41.94	$78.50	$66.37

At November 30, 2006, there were 748 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 each. In dollar terms, we paid cash for dividends of $2.7 million in 2006 and $2.3 million in 2005.

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In thousands, except per share amounts)	2006	2005	2004	2003	2002
Consolidated Operations
Net sales	$858,960	$806,617	$490,176	$411,790	$315,306

Gross profit	$525,977	$496,832	$315,830	$265,202	$199,493

Income from continuing operations before income taxes	$73,337	$108,457	$112,489	$90,487	$65,169
Provision for income taxes	7,103	16,735	19,664	21,717	16,294

Net income	66,234	91,722	92,825	68,770	48,875
Add interest charge applicable to convertible debt, net of tax	2,090	2,096	2,095	726	—

Income for calculating diluted earnings per share	$68,324	$93,818	$94,920	$69,496	$48,875

Diluted earnings per share	$1.44	$2.04	$2.59	$2.09	$1.57

Diluted shares excluding shares applicable to convertible debt	44,979	43,393	34,023	32,274	31,189
Shares applicable to convertible debt	2,590	2,590	2,590	971	—

Average number of shares used to compute diluted earnings per share	47,569	45,983	36,613	33,245	31,189

Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.05

Consolidated Financial Position
Current assets	$456,951	$443,714	$304,498	$264,224	$198,910
Property, plant and equipment, net	496,357	379,785	151,065	116,277	87,944
Goodwill	1,217,084	1,169,049	310,600	282,634	238,966
Other intangible assets, net	147,160	151,413	31,768	15,888	14,651
Other assets	35,049	35,869	13,630	26,541	30,644

	$2,352,601	$2,179,830	$811,561	$705,564	$571,115

Short-term debt	$61,366	$72,260	$20,871	$20,658	$36,333
Other current liabilities	215,264	185,362	90,718	94,765	90,348
Long-term debt	681,286	632,652	144,865	165,203	127,318
Other liabilities	16,176	16,331	10,946	2,891	5,674

Total liabilities	974,092	906,605	267,400	283,517	259,673
Stockholders’ equity	1,378,509	1,273,225	544,161	422,047	311,442

	$2,352,601	$2,179,830	$811,561	$705,564	$571,115

In fiscal 2006, Cooper began recording stock option expense in operating income, and in fiscal 2005 Cooper acquired Ocular. We discuss these activities in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

We discuss below the results of our operations for fiscal 2006 compared with fiscal 2005 and the results of our operations for fiscal 2005 compared with fiscal 2004. We acquired Ocular on January 6, 2005 and include Ocular in our results from that date. Therefore, on a comparative basis, our results of operations include twelve months of Ocular in fiscal 2006 and ten months in fiscal 2005. We began recording share-based compensation expense in fiscal 2006 using the modified prospective transition method whereby prior periods are not restated and do not include such expense. Certain prior period amounts have been reclassified to conform to the current period’s presentation. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

2006 Compared with 2005

Outlook

We believe that CVI will continue to compete successfully in the worldwide contact lens market with its disposable spherical, PC Technology™ and specialty contact lenses. In the U.S., market demographics are favorable, as the teenage population, the age when most contact lens wear begins, is projected to grow considerably over the next two decades. The reported incidence of myopia continues to increase worldwide. CVI expects greater market penetration in Europe and Asia as practitioners increasingly prescribe more specialty lenses.

The Company continues to leverage benefits produced from the acquisition of Ocular in fiscal 2005 including new technologies, particularly patented silicone hydrogel and single-use lens technologies and higher volume manufacturing processes, particularly the Gen II platform. CVI will continue to invest in Gen II, which it expects will generate significant gross margin improvement as it continues to implement and convert high volume products to this manufacturing platform through the end of 2007. Single-use lenses continue to produce sales growth in all major markets with double-digit growth in the United States.

We are in the process of developing and launching a number of new contact lens products that we believe will result in Cooper continuing to have a broad and competitive product line. New products planned for introduction over the next two years include lenses utilizing our proprietary PC Technology™, lenses utilizing silicone hydrogel materials, and new lens designs, including multifocal lenses. The market for contact lenses utilizing silicone hydrogel materials has grown significantly, and Cooper believes that this material is rapidly becoming a major product material in the industry. To date the Company has launched only one silicone hydrogel lens design with limited distribution. While initial customer reaction from this lens has been favorable, our future growth may be limited by several critical factors relating to silicone hydrogel materials. We are incurring additional manufacturing costs as we attempt to ramp up silicone hydrogel volumes and improve efficiencies. We are also engaged in litigation with regard to our silicone hydrogel product and certain lens design patents. We believe that our ability to succeed with silicone hydrogel products will be an important factor affecting future levels of sales growth and profitability.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Our revenue and operating results were impacted by order processing and shipping delays in September and October during the ongoing consolidation of our United States distribution activities into a new distribution center. The disruptions, which minimized promotions and delayed some revenue until subsequent periods and also impacted selling, general and administrative costs, were substantially resolved in November 2006.

CSI has built an extensive product portfolio through acquisition and internal development, and we anticipate that CSI will continue to consolidate the women’s healthcare market. CSI expects to benefit from favorable demographic trends as the women of the “baby-boomer” generation are now reaching the age when gynecological procedures that utilize CSI products are performed most frequently.

In November 2006, CSI expanded its hospital market presence by acquiring Lone Star, a manufacturer of medical devices that improve the management of the surgical site and are used in a wide variety of surgical procedures. CSI paid $27.2 million for Lone Star, and the acquisition complements CSI’s expansion into surgical products that began in November 2005 with the acquisition of NeoSurg, a manufacturer of a patented combination reusable and disposable trocar access system used in laparoscopic surgery, and Inlet, a manufacturer of trocar closure systems and pelvic floor reconstruction procedure kits.

Highlights: Fiscal Year 2006 vs. Fiscal Year 2005

•	Net sales up 6% to $859 million.

•	Gross profit up 6%; gross margin decreased to 61% of net sales including integration and restructuring items.

•	Operating income down 17% to $112.9 million. Operating margin at 13% of net sales including integration and restructuring items.

•	Results include $13.6 million of stock option expenses, $8.9 million in losses and costs associated with phasing out corneal health products and the write-off of associated unrealizable net assets, $7.5 million write-off of acquired in-process research and development, $6.7 million of production start up costs, $10.1 million of distribution rationalization costs, $12.1 million of other restructuring and integration costs, $3.3 million of intellectual property and securities litigation costs and $4.1 million write-off of the debt issuance costs of our amended and restated credit agreement.

•	Effective tax rate (provision for income taxes divided by income before income taxes) down to 9.7% from 15.4%.

•	Diluted earnings per share down 29% to $1.44 from $2.04, with a 3% increase in the number of dilutive shares.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Selected Statistical Information – Percentage of Net Sales and Growth

Years Ended October 31,	2006	% Growth	2005	% Growth	2004
Net sales	100%	6%	100%	65%	100%
Cost of sales	39%	7%	38%	77%	36%

Gross profit	61%	6%	62%	58%	64%
Selling, general and administrative expense	42%	20%	37%	55%	39%
Research and development expense	4%	(19%)	5%	560%	1%
Restructuring costs	1%	(25%)	1%	—	—
Amortization of intangibles	1%	22%	2%	470%	—

Operating income	13%	(17%)	17%	17%	24%

Net Sales

Cooper’s two business units, CVI and CSI generate all its sales.

•	CVI develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision care market.

•	CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew by 6% in 2006 and 65% in 2005. CVI achieved 5% net sales growth primarily due to the January 6, 2005 acquisition of Ocular. CSI achieved 15% net sales growth in 2006, driven by acquisitions and organic growth.

Net Sales Growth

($ in millions)	2006 vs. 2005		2005 vs. 2004
Business unit
CVI	$36.2	5%	$309.3	80%
CSI	$16.1	15%	$7.2	7%

CSI Net Sales

Women’s healthcare products used primarily in obstetricians’ and gynecologists’ practices generate over 90% of CSI’s revenue. The balance are sales of medical devices outside of women’s healthcare where CSI does not actively market. CSI’s 2006 sales increased 15%, 6% on an organic basis, to $124.8 million, $16.1 million above 2005. Sales growth was primarily due to Inlet products, acquired on November 1, 2005. While unit growth and product mix influenced organic revenue growth, average realized prices by product did not materially influence such growth. Results of operations of acquired companies are included in our consolidated results beginning on the acquisition date.

CVI Net Sales by Market

($ in millions)	2006	2005	Growth
Americas	$351.9	$343.0	3%
Europe	273.3	250.1	9%
Asia-Pacific	109.0	104.9	4%

	$734.2	$698.0	5%

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CVI’s worldwide net sales grew 5%, 7% in constant currency. Americas sales grew 3%, 2% in constant currency. European sales grew 9%, 12% in constant currency. Sales to the Asia-Pacific region grew 4%, 10% in constant currency.

CVI Net Sales

Practitioner and patient preferences in the worldwide contact lens market continue to change. The major shifts are from:

•	Conventional lenses replaced annually to disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months.

•	Commodity lenses to specialty lenses defined as toric, including silicone hydrogels, multifocal and cosmetic lenses.

•	Commodity spherical lenses to value-added spherical lenses such as, continuous wear lenses and lenses to alleviate dry eye symptoms as well as lenses with aspherical optical properties or higher oxygen permeable lenses such as silicone hydrogels.

Although these shifts generally favor CVI’s line of specialty and value added products, which now comprise more than 50% of CVI’s worldwide business, it is important that CVI has yet to develop sufficient manufacturing capabilities to compete in the market for silicone hydrogel products. In fiscal 2006, CVI commenced a limited launch of a silicone hydrogel product in Europe, selected markets in the Asia-Pacific region and the United States and is in the process of expanding related manufacturing capabilities to grow sales.

Definitions: Contact lens revenue includes sales of conventional, disposable, long-term extended wear lenses and single-use spherical lenses, some of which are aspherically designed, and specialty lenses – toric lenses, cosmetic lenses and multifocal lenses. Core product revenue includes specialty lenses plus PC Technology™ brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses.

•	Aspheric lenses correct for near- and farsightedness and have additional optical properties that help improve visual acuity in low light conditions and can correct low levels of astigmatism and low levels of presbyopia, an age-related vision defect.

•	Toric lens designs correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

•	Multifocal lens designs correct presbyopia.

•	Proclear® lenses, manufactured using proprietary phosphorylcholine (PC) Technology™, help enhance tissue/device compatibility and offer improved lens comfort.

Net sales growth includes increases in disposable toric sales up 16%, single-use spheres up 21%, disposable multifocals up 31% and total toric sales up 11%. CVI’s core product lines grew 11% and Proclear® products, including Biomedics XC™, grew 29%. Proclear® toric sales grew 42%, Proclear®

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

spheres up 15% and Proclear® multifocal lenses up 101%. Total sphere sales excluding single-use lenses declined 3% with total sphere sales up 2%. Single-use sales growth remained below expectations due largely to slower than anticipated acceptance of new products and delays in our transition to the new strip-blister packaging configuration. A majority of our lines have now been converted, and we expect all lines to be converted by February 2007.

Sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix influenced sales growth, average realized prices by product did not materially influence sales growth.

CVI results include Ocular beginning on January 6, 2005, when Cooper acquired Ocular. To present CVI’s organic growth, this paragraph discusses reported sales adjusted by adding Ocular’s net sales of $51.6 million for November 1, 2004 through January 5, 2005, when Cooper did not own Ocular, to CVI’s reported net sales of $697.9 million for Cooper’s fiscal 2005. As so adjusted, organic net sales declined 2%, 1% in constant currency. Americas sales declined 2%, 3% in constant currency, European sales grew 2%, 5% in constant currency, and Asia-Pacific sales declined 9%, 4% in constant currency. CVI’s core product lines grew 5% with single-use lens growth of 3%. Disposable lens sales were flat with disposable toric sales up 11%, disposable multifocal lens sales up 25% and disposable spheres declining 6%.

CVI New Products and Markets

During calendar 2006 CVI introduced these new products:

•	Biofinity™ silicone hydrogel monthly sphere in a limited launch in the United States and selected markets in Asia-Pacific.

•	Biomedics XC™ disposable sphere, a two-week aspheric lens featuring Proclear® technology, in the United States, Europe and selected markets in Asia-Pacific.

•	A second base curve of Proclear® toric, effectively doubling the number of Proclear® parameters available for astigmatic patients.

•	Single-use sphere in new strip-blister packaging.

•	Single-use toric in Japan.

•	Aspheric, two-week, 55% water content sphere in Japan.

•	Biomedics EP™, a multifocal specifically designed for emerging presbyopic patients.

Products scheduled for introduction in calendar 2007 include: Proclear® single-use in the United States and Europe and Proclear® multifocal toric (a multifocal toric for monthly replacement), Proclear® toric XR (extended parameter range) and an improved two-week silicone hydrogel sphere in the United States.

Biofinity™ toric, a silicone hydrogel product, is currently expected to be introduced in the United States and Europe in late calendar 2007 or early 2008 depending on manufacturing capacity available for toric lenses after satisfying demand for Biofinity™ sphere.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

2005 Compared with 2004

Highlights: Fiscal Year 2005 vs. Fiscal Year 2004

•	Net sales up 65% to $806.6 million.

•	Gross profit up 57%; gross margin decreased to 62% of net sales including integration and restructuring items.

•	Operating income up 16% to $135.8 million. Operating margin at 17% of net sales including integration and restructuring items.

•	Results include the $16.8 million impact related to the step up of Ocular inventory to reflect purchased manufacturing profit sold post acquisition, $20 million write-off of acquired in-process research and development, $12.9 million of restructuring and integration costs and the $1.6 million write-off of the debt issuance costs of our previous credit agreement.

•	Effective tax rate (provision for income taxes divided by income before income taxes) down to 15.4% from 17.5%.

•	Diluted earnings per share down 21% to $2.04 from $2.59, with a 26% increase in the number of dilutive shares.

Net Sales Growth

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

CVI Net Sales

Sales growth included continued global market gains during the year, including increases in disposable spherical sales up 121%, disposable toric sales up 62%, disposable multifocal sales up 142% and total toric sales up 51%. CVI’s core product lines grew 76% with specialty lens growth of 46% during the year. Sales increases also resulted from the global rollout of Proclear® toric that increased 62% to $25.4 million and the launch of Proclear® multifocal lenses with 2005 sales of $10.6 million. Single-use lens revenue was $72.4 million during the year. Sales growth was driven primarily through increases in the volume of lenses sold, as the market continues to move to more frequent replacement, including within rapidly growing specialty lenses and daily disposable spheres. While unit growth and product mix influenced sales growth, average realized prices by product did not materially influence sales growth.

CVI results include Ocular beginning on January 6, 2005, when Cooper acquired Ocular. To present CVI’s organic growth, we have adjusted reported sales in this discussion for Ocular’s unaudited net sales when Cooper did not own Ocular of $269.3 million for January 6, 2004 through October 31, 2004 with CVI’s reported net sales of $388.7 million for Cooper’s fiscal 2004. Organic net sales grew 6%, 4% in constant currency. Americas sales grew 1%, European sales grew 8%, 5% in constant currency, and Asia-Pacific sales grew 22%, 20% in constant currency. CVI’s core product lines grew 20% with specialty lens growth of 17% and single-use lens growth of 38%. Disposable lens sales growth included spherical lens sales up 5%, disposable toric sales up 26% and disposable multifocal lens sales up 59%. During 2005, CVI lost, on an organic basis, market share in the two-week spherical lens market in the United States.

2006 Compared to 2005 and 2005 Compared to 2004

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2006	2005	2004
CVI	62%	62%	67%
CSI	58%	57%	55%
Consolidated	61%	62%	64%

Included in the 2006 margin for CVI was $6.7 million for production start up costs primarily related to our silicone hydrogel products, $8.3 million of restructuring and integration expenses, $1.1 million of phase out costs for our corneal health products and $0.5 million for share-based compensation expense. In addition, we have lower gross margin on single-use lenses that now account for about 12% of CVI’s

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

net sales. The decrease in 2005 was primarily due to the recognition in cost of sales of a $16.8 million step up of Ocular inventory to reflect purchased manufacturing profit sold post acquisition and $5.4 million of restructuring expenses. About 44% of lens units are manufactured in the United Kingdom. The favorable impact of currency on revenue is offset by the unfavorable impact on manufacturing costs.

CSI’s gross margin improved to 58% in 2006 from 57% in 2005 and from 55% in 2004 reflecting high margins on product lines acquired during the year, continuing efficiencies from CSI’s restructuring activities completed in the fourth quarter of fiscal 2005 and the successful integration of acquisitions.

Selling, General and Administrative Expense (SGA)

(In millions)	2006	2005	2004
CVI	$284.3	$243.0	$147.9
CSI	44.7	37.9	31.9
Headquarters	28.8	17.1	10.7

	$357.8	$298.0	$190.5

Consolidated SGA increased by 20% in 2006, 56% in 2005 and 17% in 2004. Costs to support the increase in sales along with stock option expenses, restructuring and integration costs and intellectual property and securities litigation costs contributed to the increase in SGA in 2006. Acquisitions, primarily Ocular, contributed largely to the increase in 2005 SGA. As a percentage of net sales, consolidated SGA increased to 42% in fiscal 2006 from 37% in 2005 and 39% in 2004.

CVI’s SGA increased 17% in 2006, primarily due to stock option expenses, integration costs and intellectual property litigation costs, and 64% in 2005, primarily due to the acquisition of Ocular. SGA as a percentage of net sales increased to 39% in 2006; and decreased to 35% in 2005 from 38% in 2004 on reductions of selling, marketing and distribution costs.

CSI’s 2006 SGA increased 18% over 2005, which supported the 15% increase in sales, and 2005 SGA increased 19% over 2004. Selling and marketing costs increased to support sales growth, and stock option expenses contributed to the increase.

Corporate headquarters’ SGA, which increased 64% to $28.8 million in 2006 and 59% to $17.1 million in 2005, were 3% and 2%, respectively, of consolidated net sales. The growth in 2006 was primarily due to stock option and securities litigation expense. The growth since 2004 include added costs due to the Ocular acquisition, continued expenses for projects and staff to maintain the Company’s global trading arrangement and costs to comply with corporate governance requirements.

Research and Development Expense

Research and development expense, exclusive of acquired in-process research and development in 2006 of $7.5 million at CSI and in 2005 of $20 million at CVI, was 3% of net sales in both fiscal 2006 and 2005 and 1% in fiscal 2004: $27.0 million in 2006, $22.9 million in 2005 and $6.5 million in 2004.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CVI research and development expenditures were $23.5 million in fiscal 2006 and $19.8 million in fiscal 2005, up 401% over 2004. CVI’s research and development activities include programs to develop silicone hydrogel products, product lines utilizing PC Technology™ and expansion of single-use product lines. CSI’s research and development expenditures of $3.5 million, were up 13%. CSI’s research and development activities were for newly acquired laparoscopic surgical devices and for upgrading and redesign of many CSI osteoporoses, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

Restructuring

Restructuring expenses were $6.4 million in 2006, including expenses of CVI related to the integration of Ocular and the phase out of corneal health product lines and $8.5 million in 2005 with $6.1 million resulting from the integration of Ocular with CVI and $2.4 million related to CSI integration activities.

In connection with the January 6, 2005, acquisition of Ocular, CVI is progressing through our integration plan that is designed to optimize operational synergies of the combined companies. These activities include integrating duplicate facilities and expanding utilization of preferred manufacturing and distribution practices. Integration activities began in January 2005 and are expected to continue through 2007.

We estimate that the total restructuring costs under this integration plan will be approximately $45 – $50 million, of which approximately $25 – $30 million are cash related and will be reported as charges to cost of sales or restructuring costs in the Consolidated Statement of Income. See Note 2. Acquisitions.

Amortization of Intangibles

Amortization of intangibles was $14.3 million in 2006, $11.7 million in 2005 and $2.1 million in 2004. Amortization expense increased in both fiscal 2006 and fiscal 2005 primarily due to acquired intangible assets including the addition of $130 million of other intangible assets from Ocular in fiscal 2005.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Concluded)

Operating Income

Operating income declined $3.9 million or 3% between 2004 and 2006.

Years Ended October 31, ($ in millions)	2006	2005	2004
CVI	$126.6	$135.5	$106.6
CSI	15.1	17.4	20.9
Headquarters	(28.8)	(17.1)	(10.7)

	$112.9	$135.8	$116.8

Percent (decline) growth	(17)%	17%	23%

Other (Expense) Income, Net

Years Ended October 31, (In thousands)	2006	2005	2004
Interest income	$386	$1,002	$351
Gain on sale of Quidel stock	—	120	1,443
Foreign exchange (loss) gain	(1,417)	(376)	69
Write-off of debt issuance cost	(4,085)	(1,602)	—
Gain on derivative instruments	—	1,945	—
Other expense	(1,201)	(343)	(121)

	$(6,317)	$746	$1,742

In fiscal 2006, we wrote off the debt issuance costs of our amended and restated credit agreement of $4.1 million, and in fiscal 2005, we wrote off the debt issuance costs of our previous credit agreement of $1.6 million. In 2006, we recognized a net loss of about $1.4 million related to the Euro and British pound weakening against the U.S. dollar, primarily in the first nine months of our fiscal year.

In fiscal 2005, we sold our remaining 292,000 shares of Quidel stock and realized a gain of about $120,000. The fiscal 2005 realized gain on derivative instruments of $1.9 million relates to effective hedges in the form of interest rate swaps that did not qualify for hedge accounting treatment, which were terminated and replaced with interest rate swaps that did qualify for hedge accounting treatment. We expect the new swaps to qualify for hedge accounting through their maturities. See Note 8. Financial Instruments.

Interest Expense

Interest expense increased 18% to $33.2 million in 2006 and 373% to $28.1 million in 2005 from $6 million in 2004. The fiscal 2006 increase in interest expense is primarily due to higher average debt balances compared to fiscal 2005 and the increase over fiscal 2004 is due to the proceeds of a new credit facility used to fund the cash portion to acquire Ocular. We had $605.3 million in loans on our credit facility at October 31, 2006, compared to $557.2 million outstanding on October 31, 2005.

On January 6, 2005, we replaced our $225 million credit facility with a $750 million credit agreement primarily to fund the acquisition of Ocular. On December 12, 2005, we amended and restated our

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Concluded)

$750 million syndicated credit facility. The amendment and restatement extended maturities and provided the Company with additional borrowing flexibility and lower overall pricing. The amendment refinanced the $465 million outstanding of Term A and Term B loans under the prior facility and is comprised of a revolving credit facility, which was increased from $275 million to $500 million, and a $250 million term loan. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $250 million. KeyBank led the amendment process, which resulted in substantially all original syndicate banks retaining or increasing their participation in the agreement. The amendment significantly reduces principal payment requirements in 2006 through 2009. We wrote off about $4.1 million of debt issuance costs as a result of amending the original facility in the first fiscal quarter of 2006.

Provision for Income Taxes

Our effective tax rate (ETR) for fiscal 2006 was 9.7% down from 15.4% in fiscal 2005 and 17.5% in 2004. The reduction of our ETR resulted primarily from a greater percentage of our income being taxed at rates substantially lower than the U.S. statutory rate.

Share-Based Compensation Plans

Effective November 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statements of Financial Accounting Standards (SFAS) No. 123 (Revised), Share-Based Payment (SFAS 123R). Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in fiscal 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; Accounting for Stock-Based Compensation (SFAS 123) and 2) amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options and restricted stock awards were as follows:

(In millions)	Year Ended October 31, 2006
Selling, general and administrative expenses	$13.2
Cost of products sold	0.7
Research and development expense	0.3
Capitalized in inventory	0.5

Total compensation	$14.7

Related income tax benefit	$3.2

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Concluded)

Cash received from options exercised under all share-based payment arrangements for fiscal years 2006, 2005, and 2004 was $3.0 million, $25.2 million and $13.8 million, respectively.

The Company continues to estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Previously, under SFAS 123, the Company did not utilize separate employee groupings in the determination of option values. The Company now estimates option forfeitures based on historical data for each employee grouping and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed.

CAPITAL RESOURCES AND LIQUIDITY

Year 2006 Highlights

•	Operating cash flow $162.7 million, down 11%.

•	Paid acquisition costs of $68 million.

•	Expenditures for purchases of property, plant and equipment $154.9 million vs. $117.1 million in 2005.

Comparative Statistics

Years Ended October 31, ($ in millions)	2006	2005
Cash and cash equivalents	$8.2	$30.8
Total assets	$2,352.6	$2,179.8
Working capital	$180.3	$186.1
Total debt	$742.7	$704.9
Stockholders’ equity	$1,378.5	$1,273.2
Ratio of debt to equity	0.54:1	0.55:1
Debt as a percentage of total capitalization	35%	36%

Operating Cash Flows

Cash flow provided from operating activities continued as Cooper’s major source of liquidity, totaling $162.7 million in fiscal 2006 and $183.8 million in 2005.

Working capital decreased $5.8 million in fiscal 2006 due to decreases of $22.6 million in cash, $6.0 million in receivables, $3.8 million in current deferred tax assets, $5.2 million in other current assets and an increase of $29.9 million in current accrued liabilities and accounts payable. These changes were partially offset by an increase of $50.8 million in inventory and a decrease of $10.9 million in short-term debt.

The inventory increase and related increase in inventory months on hand (MOH) was primarily to support new product launches and distribution center consolidations in the United States and Europe. Cooper’s MOH was 8.0 at the end of fiscal 2006 as compared to 6.5 at fiscal year end 2005. Cooper’s

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

receivable collections remained consistent with days sales outstanding (DSO’s) at the end of the current year increasing slightly to 63 days, which is consistent with the 62 days at October 31, 2005. Looking forward, we expect DSO’s in the mid 60’s given our expectations for continued strong growth outside the United States where DSO’s are higher. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flows

The cash outflow of $222.8 million for investing activities in 2006 was driven by payments of $68.0 million for acquisitions and capital expenditures of $154.9 million used primarily to expand manufacturing capacity, consolidate distribution centers and to continue the rollout of new information systems.

Financing Cash Flows

The cash inflow of $37.3 million from financing activities in 2006 was driven by net proceeds from debt of $37.6 million and $3.0 million from the exercise of stock options, partially offset by payment of debt acquisition costs of $0.6 million and dividends on our common stock of $2.7 million paid in the first and third quarters of 2006.

OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2006, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	2007	2008 & 2009	2010 & 2011	2012 & Beyond
Contractual obligations:
Long-term debt	$37.9	$111.6	$456.7	$113.0
Interest payments on long-term debt	39.5	78.6	63.3	3.0
Operating leases	23.1	34.6	27.2	45.7

Total contractual obligations	100.5	224.8	547.2	161.7
Commercial commitments:
Stand-by letters of credit	0.3	—	—	—

Total	$100.8	$224.8	$547.2	$161.7

The expected future benefit payments for pension plans through 2015 are disclosed in Note 11. Employee Benefits.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Risk Management

Most of our operations outside of the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange principally on balances denominated in other than the locations’ functional currency. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on each of our revolving credit agreements and term loan debt varies with the London Interbank Offered Rate. We have decreased this interest rate risk by hedging $525 million of variable rate debt effectively converting it to fixed rate debt for periods 3 months to 2 1/4 years and issuing fixed rate debt in the form of 2.625% convertible debentures. See Note 1. Summary of Significant Accounting Policies.

Outlook

We believe that cash and cash equivalents on hand of $8.2 million plus cash generated by operating activities and borrowing capacity under our credit facilities will fund future operations, capital expenditures, cash dividends and smaller acquisitions including Lone Star acquired on November 2, 2006. At October 31, 2006, we had $144.4 million available under the $750 million syndicated bank credit facility.

Inflation and Changing Prices

Inflation had no appreciable effect on our operations in the last three years.

New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. The Company is required to adopt SAB 108 by the end of fiscal 2007. The Company has not completed its analysis but does not expect adoption to have a significant impact on the Company’s results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for financial statements as of the end of fiscal years ending after December 15, 2006. The Company is currently evaluating the impact SFAS 158 will have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax position that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the Company, FIN 48 will be effective for our 2008 fiscal year. Differences between the amounts recognized in the statement of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases or decreases in future effective tax rates, and/or increases in future effective tax rate volatility.

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

•	Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the fact that patients require satisfaction of healthcare needs in both strong and weak economies.

•	Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand to maintain high customer service levels given the complexity of our specialty lens product portfolio.

•	Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). We no longer amortize goodwill. The SFAS 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. When available and as appropriate, we use comparative market multiples to corroborate fair value results. A reporting unit is the level of reporting at which goodwill is tested for impairment.

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2006, and our analysis indicated that we had no impairment of goodwill. The valuation of each of our reporting units was determined using a combination of discounted cash flows, an income valuation approach, and the guideline company method, a market valuation approach.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

•	Business combinations – We routinely consummate business combinations. We allocate the purchase price of acquisitions based on our estimates and judgments of the fair value of net assets purchased, acquisition costs incurred and intangibles other than goodwill. On individually significant acquisitions, we utilize independent valuation experts to provide a basis in order to refine the purchase price allocation, if appropriate. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition.

•	Income taxes – The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As part of the process of preparing our consolidated financial statements, we must estimate our income tax expense for each of the jurisdictions in which we operate. This process requires significant management judgments and involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as judging the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. Frequent changes in tax laws in each jurisdiction complicate future estimates. To determine the quarterly tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. We update the estimated effective tax rate for the effect of significant unusual items as they are identified. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate, and such changes could be material.

•	Share-Based Compensation – Effective November 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) as interpreted by SEC SAB No. 107, using the modified prospective transition method. Prior periods have not been restated. See Note 10. Stock Plans for a further description of the impact of the adoption of SFAS 123R and the Company’s share-based compensation plans.

Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper’s stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

The expected life of the share-based awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant,

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Concluded)

historical implied volatility of the Company’s publicly-traded options, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the award. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

As share-based compensation expense recognized in the Consolidated Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and the Company employs different assumptions in the application of SFAS 123R, the compensation expense that it records in future periods may differ significantly from what it has recorded in the current period. In 2005 and 2004, prior to the adoption of SFAS 123R, the Company valued its share-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Note numbers refer to the “Notes to Consolidated Financial Statements” included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The Company is exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. The Company’s policy is to minimize, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into interest rate swaps and foreign currency forward exchange contracts, respectively. The Company does not enter into derivative financial instrument transactions for speculative purposes. Additional information for this item is incorporated by reference to “Derivatives” in Note 1. Summary of Significant Accounting Policies and in Note 8. Financial Instruments.

Long-term Debt

Total debt increased to $742.7 million at October 31, 2006, from $704.9 million at October 31, 2005. Long-term debt includes $115 million of convertible senior debentures (see “Convertible Senior Debentures” in Note 7. Debt) issued in fiscal year 2003.

October 31, (In millions)	2006	2005
Short-term debt	$61.4	$72.3
Long-term debt	681.3	632.6

Total	$742.7	$704.9

As of October 31, 2006, the scheduled maturities of the Company’s fixed and variable rate long-term debt obligations (excluding immaterial capitalized leases), their weighted average interest rates and their estimated fair values were as follows:

Expected Maturity Date

Fiscal Year ($ in millions)	2007	2008	2009	2010	2011	There- after	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	$—	$—	$—	$—	$112.6	$112.6	$156.2
Average interest rate						2.6%
Variable interest rate	$37.8	$50.2	$61.4	$80.0	$376.7	$0.4	$606.5	$606.5
Average interest rate	3.6%	4.9%	6.4%	6.9%	6.9%	6.9%

As the table incorporates only those exposures that existed as of October 31, 2006, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. We entered into interest rate swaps designed to fix the borrowing costs related to $525 million of the Company’s syndicated bank credit facility. If interest rates were to increase or decrease by 1% or 100 basis points, interest expense on our variable rate debt would increase or decrease by approximately $760,000 annually.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Cooper Companies, Inc.:

We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of income, cash flows and stockholders’ equity and comprehensive income for each of the years in the three-year period ended October 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated Financial statements, effective November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share – Based Payments applying the modified – prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Cooper Companies, Inc.’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 22, 2006 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

December 22, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Cooper Companies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that The Cooper Companies, Inc. maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Cooper Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Cooper Companies, Inc. and subsidiaries maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Cooper Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and stockholders’ equity and comprehensive income for each of the years in the three-year period ended October 31, 2006, and our report dated December 22, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

December 22, 2006

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In thousands, except per share amounts)	2006	2005	2004
Net sales	$858,960	$806,617	$490,176
Cost of sales	332,983	309,785	174,346

Gross profit	525,977	496,832	315,830
Selling, general and administrative expense	357,842	297,953	190,534
Research and development expense	34,547	42,879	6,493
Restructuring costs	6,385	8,462	—
Amortization of intangibles	14,303	11,704	2,052

Operating income	112,900	135,834	116,751
Interest expense	33,246	28,123	6,004
Other expense (income), net	6,317	(746)	(1,742)

Income before income taxes	73,337	108,457	112,489
Provision for income taxes	7,103	16,735	19,664

Net income	$66,234	$91,722	$92,825

Basic earnings per share	$1.49	$2.18	$2.85

Diluted earnings per share	$1.44	$2.04	$2.59

Number of shares used to compute earning per share:
Basic	44,522	42,021	32,534

Diluted	47,569	45,983	36,613

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, (In thousands)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,224	$30,826
Trade accounts receivable, net of allowance for doubtful accounts of $5,523 and $7,232 at October 31, 2006 and 2005, respectively	146,584	152,610
Inventories	236,512	185,693
Deferred tax assets	19,659	23,449
Prepaid expenses and other current assets	45,972	51,136

Total current assets	456,951	443,714

Property, plant and equipment, at cost	637,428	477,244
Less: accumulated depreciation and amortization	141,071	97,459

	496,357	379,785

Goodwill	1,217,084	1,169,049
Other intangibles, net	147,160	151,413
Deferred tax assets	21,479	19,716
Other assets	13,570	16,153

	$2,352,601	$2,179,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$23,516	$33,981
Current portion of long-term debt	37,850	38,279
Accounts payable	66,080	36,042
Employee compensation and benefits	29,755	30,896
Accrued acquisition costs	36,901	41,110
Accrued income taxes	28,534	26,454
Other accrued liabilities	53,994	50,860

Total current liabilities	276,630	257,622

Long-term debt	681,286	632,652
Deferred tax liabilities	9,494	9,118
Accrued pension liability and other	6,682	7,213

Total liabilities	974,092	906,605

Commitments and Contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized:
1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized:
70,000; issued 44,966 and 44,896 at October 31, 2006 and 2005, respectively	4,497	4,490
Additional paid-in capital	993,713	977,317
Accumulated other comprehensive income	38,711	14,114
Retained earnings	348,000	284,437
Treasury stock at cost: 418 and 465 shares at October 31, 2006 and 2005, respectively	(6,412)	(7,133)

Stockholders’ equity	1,378,509	1,273,225

	$2,352,601	$2,179,830

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended October 31, (In thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$66,234	$91,722	$92,825
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(971)	2,670	12,182
Depreciation and amortization expense	61,647	48,638	15,651
Provision for doubtful accounts	1,233	1,922	2,218
Share-based compensation expense	14,243	—	—
In-process research and development expense	7,500	20,000	—
Impairment of property, plant and equipment	3,247	3,245	666
Change in operating assets and liabilities excluding effects from acquisitions:
Receivables	5,643	(2,882)	(15,438)
Inventories	(49,374)	(13,596)	(15,126)
Other assets	15,535	(1,661)	4,825
Accounts payable	29,741	10,554	5,383
Accrued liabilities	1,503	6,990	(5,966)
Income taxes payable	4,724	13,838	(1,951)
Other long-term liabilities	1,811	2,403	5,929

Cash provided by operating activities	162,716	183,843	101,198

Cash flows from investing activities:
Acquisitions of assets and businesses, net of cash acquired	(67,953)	(627,006)	(63,942)
Purchases of property, plant and equipment	(154,864)	(117,093)	(40,505)
Sale of marketable securities and other	—	1,779	3,810

Cash used by investing activities	(222,817)	(742,320)	(100,637)

Cash flows from financing activities:
Proceeds from long-term line of credit	801,350	785,000	29,000
Repayment of long-term line of credit	(753,300)	(277,625)	(47,750)
Acquisition costs of long-term line of credit	(625)	(7,697)	—
Principal proceeds (payments) on long-term obligations, net	9	(2,173)	(2,277)
Net borrowings (repayments) under short-term agreements	(10,465)	31,427	531
Proceeds from exercise of stock options	3,020	25,163	13,766
Dividends on common stock	(2,671)	(2,306)	(1,943)

Cash provided by (used for) financing activities	37,318	551,789	(8,673)

Effect of exchange rate changes on cash and cash equivalents	181	(1,854)	47

Net decrease in cash and cash equivalents	(22,602)	(8,542)	(8,065)
Cash and cash equivalents at beginning of year	30,826	39,368	47,433

Cash and cash equivalents at end of year	$8,224	$30,826	$39,368

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest, net of amounts capitalized	$31,499	$26,551	$5,429

Income taxes	$(453)	$2,790	$3,505

On January 6, 2005, The Cooper Companies, Inc. acquired all of the outstanding common stock of Ocular Sciences, Inc. The aggregate consideration paid for the stock of Ocular was about $1.2 billion plus transaction costs, less acquired cash and cash equivalents.

Year Ended October 31, 2005 (In thousands)
Supplemental disclosure of non-cash investing and financing activities:
Ocular Sciences, Inc. acquisition
Fair value of assets acquired	$1,367,604
Less:
Cash paid	(605,250)
Company stock issued	(622,912)

Liabilities assumed and acquisition costs accrued	$139,442

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at October 31, 2003	32,083	$3,208	596	$60	$309,666	$14,119	$104,139	$(9,145)	$422,047
Net income	—	—	—	—	—	—	92,825	—	92,825
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	15,324	—	—	15,324
Change in value of derivative instruments	—	—	—	—	—	43	—	—	43
Additional minimum pension liability	—	—	—	—	—	(1,113)	—	—	(1,113)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	(1,409)	—	—	(1,409)

Comprehensive income									105,670
Exercise of stock options	662	66	(5)	—	13,624	—	—	76	13,766
Tax benefit from exercise of stock options	—	—	—	—	4,357	—	—	—	4,357
Dividends on common stock	—	—	—	—	—	—	(1,943)	—	(1,943)
Restricted stock/stock option amortization and share issuance	6	1	(6)	(1)	164	—	—	93	257
Other	—	—	—	—	—	7	—	—	7

Balance at October 31, 2004	32,751	$3,275	585	$59	$327,811	$26,971	$195,021	$(8,976)	$544,161
Net income	—	—	—	—	—	—	91,722	—	91,722
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(16,427)	—	—	(16,427)
Change in value of derivative instruments, net of tax of $1,877	—	—	—	—	—	3,616	—	—	3,616
Additional minimum pension liability, net of tax of $1,723	—	—	—	—	—	(56)	—	—	(56)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	10	—	—	10

Comprehensive income									78,865
Issuance of common stock related to Ocular Sciences, Inc. acquisition	10,671	1,067	—	—	621,845	—	—	—	622,912
Exercise of stock options	1,001	100	(112)	(11)	23,347	—	—	1,727	25,163
Tax benefit from exercise of stock options	—	—	—	—	3,881	—	—	—	3,881
Dividends on common stock	—	—	—	—	—	—	(2,306)	—	(2,306)
Restricted stock/stock option amortization and share issuance	8	1	(8)	(1)	433	—	—	116	549

Balance at October 31, 2005	44,431	$4,443	465	$47	$977,317	$14,114	$284,437	$(7,133)	$1,273,225
Net income	—	—	—	—	—	—	66,234	—	66,234
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	22,923	—	—	22,923
Change in value of derivative instruments, net of tax of $132	—	—	—	—	—	(836)	—	—	(836)
Additional minimum pension liability, net of tax of $1,250	—	—	—	—	—	2,510	—	—	2,510

Comprehensive income									90,831
Exercise of stock options	108	11	(39)	(4)	2,415	—	—	598	3,020
Adjustment of tax benefit from exercise of stock options	—	—	—	—	(591)	—	—	—	(591)
Dividends on common stock	—	—	—	—	—	—	(2,671)	—	(2,671)
Stock option expense	—	—	—	—	14,092	—	—	—	14,092
Restricted stock/stock option amortization and share issuance	9	1	(8)	(1)	480	—	—	123	603

Balance at October 31, 2006	44,548	$4,455	418	$42	$993,713	$38,711	$348,000	$(6,412)	$1,378,509

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

•	Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about seven months of inventory on hand to maintain high customer service levels given the complexity of our specialty lens product portfolio.

•	Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). We no longer amortize goodwill. The SFAS 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. When available and as appropriate, we use comparative market multiples to corroborate fair value results. A reporting unit is the level of reporting at which goodwill is tested for impairment.

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2006, and our analysis indicated that we had no impairment of goodwill. The valuation of each of our reporting units was determined using a combination of discounted cash flows, an income valuation approach, and the guideline company method, a market valuation approach.

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

•

Income taxes – The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As part of the process of preparing our consolidated financial statements, we must estimate our income tax expense for each of the jurisdictions in which we operate. This process requires significant management judgments and involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as judging the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. Frequent changes in tax laws in each jurisdiction complicate future estimates. To determine the quarterly tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. We update the estimated effective tax rate for the effect of significant unusual items as they are identified. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate, and such changes could be material.

•	Share-Based Compensation – Effective November 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) as interpreted by SEC Staff Accounting Bulletin (SAB) No. 107, using the modified prospective transition method. Prior periods have not been restated. See Note 10. Stock Plans for a further description of the impact of the adoption of SFAS 123R and the Company’s share-based compensation plans.

Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper’s stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

The expected life of the share-based awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options, historical volatility on the Company’s stock at the date of grant, historical implied volatility of the Company’s publicly-traded options and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the award. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

As share-based compensation expense recognized in the Consolidated Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and the Company employs different assumptions in the application of SFAS 123R, the compensation expense that it records in future periods may differ significantly from what

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

it has recorded in the current period. In 2005 and 2004, prior to the adoption of SFAS 123R, the Company valued its share-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations.

New Accounting Pronouncements

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. The Company is required to adopt SAB 108 by the end of fiscal 2007. The Company has not completed its analysis but does not expect adoption to have a significant impact on the Company’s results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for financial statements as of the end of fiscal years ending after Dec. 15, 2006. The Company is currently evaluating the impact SFAS 158 will have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax position that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the Company, FIN 48 will be effective for our 2008 fiscal year. Differences between the amounts recognized in the statement of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases or decreases in future effective tax rates, and/or increases in future effective tax rate volatility.

Consolidation

The financial statements in this report include the accounts of all of Cooper’s consolidated entities. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into U.S. dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from the translation of financial statements in foreign currencies into U.S. dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location’s functional currency in net income for each period. Net foreign exchange (losses) gains included in other income for the years ended October 31, 2006, 2005 and 2004 were $(1.4 million), $(376,000) and $69,000, respectively.

Derivatives

We use derivatives to reduce market risks associated with changes in foreign exchange and interest rates. We do not use derivatives for trading or speculative purposes. We believe that the counterparties with which we enter into forward exchange contracts and interest rate swap agreements are financially sound and that the credit risk of these contracts is negligible.

Litigation

We are subject to various claims and contingencies relating to litigation arising out of the normal course of business. If we believe the likelihood of an adverse legal outcome is probable and the amount is estimable we accrue a liability in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5). We consult with legal counsel on matters related to litigation and seek input from other experts both within and outside the Company with respect to matters in the ordinary course of business.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term income producing investments with maturity dates of three months or less. These investments are readily convertible to cash and are carried at cost, which approximates market value.

Inventories

October 31, (In thousands)	2006	2005
Raw materials	$31,368	$26,161
Work-in-process	19,774	16,083
Finished goods	185,370	143,449

	$236,512	$185,693

Inventories are stated at the lower of average cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

Property, Plant and Equipment

October 31, (In thousands)	2006	2005
Land and improvements	$1,866	$1,754
Buildings and improvements	90,245	62,237
Machinery and equipment	545,317	413,252
Less: Accumulated depreciation	(141,071)	(97,458)

	$496,357	$379,785

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. For the years ended October 31, 2006, 2005 and 2004, we had impairments of property, plant and equipment of $3.2 million, $3.2 million and $666,000, respectively, reported in cost of sales or operating expenses in our Consolidated Statements of Income.

Earnings Per Share

We determine basic earnings per share (EPS) by using the weighted average number of shares outstanding. We determine diluted EPS by increasing the weighted average number of shares outstanding in the denominator by the number of outstanding dilutive stock options using the treasury stock method and, in accordance with the if-converted method, the number of shares of common stock contingently issuable pursuant to the debentures. In addition, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with the debentures (see Note 5. Earnings Per Share).

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. As of October 31, 2006 and 2005, the number of shares in treasury was 418,035 and 465,035, respectively. No shares were purchased during the years ended October 31, 2006 and 2005.

Note 2. Acquisitions

The results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition.

Inlet: On November 1, 2005, Cooper purchased Inlet Medical, Inc. (Inlet), a manufacturer of trocar closure systems and pelvic floor reconstruction procedure kits. Inlet offers a cost-effective trocar wound closure system and supplies procedure kits for the treatment of pelvic support problems.

We paid $25.8 million in cash for Inlet and expect to pay an additional amount of approximately $12.3 million related to an earn-out provision. We ascribed $31.5 million to goodwill, a negative $0.9 million to working capital (including acquisition costs of $1.8 million and $0.8 million of deferred tax liabilities), $7.4 million to other intangible assets and $0.1 million to property, plant and equipment. We obtained a third party valuation of the business using income approach valuation methodology. The acquisition agreement for Inlet includes an earn-out payment based on sales and operating profit in the first year following acquisition exceeding stipulated levels. Based on preliminary results, Cooper expects to make an earn-out payment of $12.3 million by the end of the first quarter of fiscal 2007, and such payment has been accrued and charged to goodwill.

NeoSurg: On November 21, 2005, Cooper acquired NeoSurg Technologies, Inc. (NeoSurg) for $21.6 million in cash. NeoSurg has developed a patented combination reusable and disposable trocar access system to compete in the trocar market within the market for laparoscopic surgical devices.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

We ascribed $14.4 million to goodwill, $1.4 million to other intangible assets, $7.5 million to in-process research and development, and negative $1.7 million to working capital (including acquisition costs of $1.4 million, deferred tax assets of $1.3 million and a transaction fee of $1.5 million). We obtained a third party valuation of the business using income approach valuation methodology.

Ocular: On January 6, 2005, Cooper acquired all of the outstanding common stock of Ocular Sciences, Inc. (Ocular), a global manufacturer and marketer of soft contact lenses, primarily spherical and daily disposable contact lenses that are brand and product differentiated by customer and distribution channel. The aggregate consideration paid for the stock of Ocular was about $1.2 billion plus transaction costs, less acquired cash and cash equivalents. Cooper paid $605 million in cash and issued approximately 10.7 million shares of its common stock, valued at about $623 million, to Ocular stockholders and option holders. Under the terms of the acquisition, each share of Ocular common stock was converted into the right to receive 0.3879 of a share of Cooper common stock and $22.00 in cash without interest, plus cash for fractional shares. Outstanding Ocular stock options were redeemed in exchange for a combination of cash and Cooper stock for the spread between their exercise prices and the value of the merger consideration immediately prior to closing.

Cooper allocated the purchase price based on Ocular’s December 31, 2004, financial statements, and our estimates of the fair values of Ocular’s assets and liabilities, including the results of a valuation performed by an independent valuation firm. We ascribed $857.6 million to goodwill, all of which was assigned to our CVI reporting unit. The purchase price allocation also includes $70 million to customer relationships (shelf space and market share), amortized over 15 years, and $60 million to manufacturing technology amortized over 10 years, $357 million to tangible assets, $20 million to in-process research and development, and $139 million to liabilities assumed including about $59.5 million of accrued acquisition costs.

In the fiscal fourth quarter of 2005, Cooper wrote off acquired in-process research and development of $20 million to research and development expense for projects, primarily related to silicone hydrogel product development, that had not yet reached technological feasibility as of the acquisition date and for which no future alternative use existed.

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

	Twelve Months Ended October 31,
(In millions, except per share amounts)	2006	2005
Pro Forma
Net sales	$859.0	$857.3
Net income	$66.2	$70.2
Diluted earnings per share	$1.44	$1.51

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Opti-Centre: On March 31, 2004, CVI acquired all the outstanding shares and certain patents of Les Laboratories Opti-Centre Inc. (Opti-Centre), a Quebec-based contact lens manufacturer, which holds the patents covering CVI’s multifocal lens design technology used in its Frequency® and Proclear® multifocal products.

We paid $11.6 million in cash for Opti-Centre. We ascribed $2.8 million to goodwill, $10.2 million to other intangibles, $400,000 to property, plant and equipment and a negative $1.8 million to a working capital deficit (including acquisition costs of $1.3 million).

Argus: On February 23, 2004, CVI acquired from privately owned Argus Biomedical Pty Ltd the assets related to AlphaCor®, an artificial cornea, and AlphaSphere®, a soft orbital implant.

We paid $2.1 million in cash for Argus with future royalties payable on AlphaCor® sales. We ascribed $2.5 million to goodwill, a negative $500,000 to a working capital deficit (including acquisition costs of $400,000) and $100,000 to property, plant and equipment.

Our ophthalmic surgery business unit, CooperVision Surgical, develops and markets the Argus products to corneal surgeons.

Milex: On February 2, 2004, CSI acquired Milex Products, Inc. (Milex), a manufacturer and marketer of obstetric and gynecologic products and customized print services for $25.6 million in cash and assumed $2.5 million of long-term debt. The debt was repaid immediately after the acquisition.

We have ascribed $23.8 million to goodwill, $3.6 million to property, plant and equipment, $800,000 to other intangibles, a negative $1.4 million to a working capital deficit (including acquisition costs of $3.8 million), and $1.3 million to deferred tax assets.

Milex is a supplier of pessaries – products used to medically manage female urinary incontinence and pelvic support conditions – cancer screening products including endometrial and endocervical sampling devices, and patient education materials tailored to individual physician preferences.

SURx: On November 26, 2003, CSI purchased from privately-held SURx, Inc., the assets and associated worldwide license rights for the Laparoscopic (LP) and Transvaginal (TV) product lines of its Radio Frequency Bladder Neck Suspension technology, which uses radio frequency based thermal energy rather than implants to restore continence.

We paid $2.95 million in cash for SURx whose technology received U.S. Food and Drug Administration marketing clearance in 2002. We ascribed $2.9 million to goodwill, a negative $163,000 to a working capital deficit (including net acquisition costs of $489,000), $73,000 to other intangibles and $77,000 to property, plant and equipment.

Note 3. Acquisition and Restructuring Costs

Restructuring

In connection with the January 6, 2005, acquisition of Ocular, CVI is progressing through our integration plan that is designed to optimize operational synergies of the combined companies. These activities, reported in cost of sales or operating expenses in our Consolidated Statements of Income, include integrating duplicate facilities, expanding utilization of preferred manufacturing and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

distribution practices and integrating the worldwide sales and marketing organizations. Integration activities began in January 2005 and are expected to continue through 2007. The following table summarizes our restructuring costs to date:

(In millions)	Plant Shutdown	Severance	Asset Impairments	Other	Total
Restructuring costs incurred:
Through October 31, 2005	$1.9	$2.1	$0.2	$6.3	$10.5
Activity for the twelve months ended October 31, 2006	0.7	2.3	3.2	3.1	9.3

	$2.6	$4.4	$3.4	$9.4	$19.8

Accrued Acquisition Costs

When acquisitions are recorded, we accrue for the estimated direct costs in accordance with applicable accounting guidance including Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3) of severance and plant/office closure costs of the acquired business. Management with the appropriate level of authority have completed their assessment of exit activities of the acquired companies and have substantially completed their plans. In addition, we also accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence. There were no adjustments of accrued acquisition costs included in the determination of net income for the periods. Below is a summary of activity related to accrued acquisition costs for the twelve months ended October 31, 2006.

Description (In thousands)	Balance October 31, 2005	Additions	Payments	Balance October 31, 2006
Plant shutdown	$12,442	$558	$8,187	$4,813
Severance	14,725	1,498	5,750	10,473
Contingent consideration	—	12,252	—	12,252
Legal & consulting	8,918	1,857	5,070	5,705
Preacquisition liabilities	768	—	—	768
Hold back due	137	—	137	—
Other	4,120	3,969	5,199	2,890

Total	$41,110	$20,134	$24,343	$36,901

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 4. Intangible Assets

(In thousands)	CVI	CSI	Total
Goodwill:
Balance as of November 1, 2004	$190,772	$119,828	$310,600
Additions during the year ended October 31, 2005	859,094	1,683	860,777
Other adjustments*	(2,328)	—	(2,328)

Balance as of November 1, 2005	1,047,538	121,511	1,169,049
Net (reductions) additions during the year ended October 31, 2006	(2,339)	48,204	45,865
Other adjustments*	2,170	—	2,170

Balance as of October 31, 2006	$1,047,369	$169,715	$1,217,084

*	Primarily translation differences in goodwill denominated in foreign currency.

Of the October 31, 2006 goodwill balance, $69.5 million is expected to be deductible for tax purposes.

	As of October 31, 2006		As of October 31, 2005		Weighted Average Amortization Period
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
					(In years)
Other intangible assets:
Trademarks	$1,807	$231	$1,651	$236	20
Technology	88,950	19,739	83,725	13,113	12
Shelf space and market share	73,486	9,007	70,224	4,033	15
License and distribution rights and other	17,070	5,176	17,117	3,922	17

	$181,313	$34,153	172,717	$21,304	13

Less accumulated amortization and translation	34,153		21,304

Other intangible assets, net	$147,160		$151,413

Estimated annual amortization expense is about $13.9 million for each of the years in the five-year period ending October 31, 2011.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 5. Earnings Per Share

Years Ended October 31, (In thousands, except per share amounts)	2006	2005	2004
Net income	$66,234	$91,722	$92,825
Add interest charge applicable to convertible debt, net of tax	2,090	2,096	2,095

Income for calculating diluted earnings per share	$68,324	$93,818	$94,920

Basic:
Weighted average common shares	44,522	42,021	32,534

Basic earnings per common share	$1.49	$2.18	$2.85

Diluted:
Weighted average common shares	44,522	42,021	32,534
Effect of dilutive stock options	457	1,372	1,489
Shares applicable to convertible debt	2,590	2,590	2,590

Diluted weighted average common shares	47,569	45,983	36,613

Diluted earnings per share	$1.44	$2.04	$2.59

We excluded the following options to purchase Cooper’s common stock from the computation of diluted EPS because their exercise prices were above the average market price.

Years Ended October 31,	2006	2005	2004
Number of shares excluded	3,119,383	236,166	665,500

Range of exercise prices	$52.40 - $80.51	$72.94 - $80.51	$68.66

Note 6. Income Taxes

The components of income from continuing operations before income taxes and extraordinary items and the income tax provision related to income from all operations in the consolidated statements of income consist of:

Years Ended October 31, (In thousands)	2006	2005	2004
Income before income taxes:
United States	$(22,071)	$14,757	$41,539
Foreign	95,408	93,700	70,950

	$73,337	$108,457	$112,489

Income tax provision	$7,103	$16,735	$19,664

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The income tax provision (benefit) related to income from continuing operations in the consolidated statements of income consists of:

Years Ended October 31, (In thousands)	2006	2005	2004
Current:
Federal	$4,189	$8,827	$4,565
State	372	1,905	837
Foreign	3,513	3,333	2,080

	8,074	14,065	7,482

Deferred:
Federal	(2,749)	1,143	8,799
State	(638)	—	—
Foreign	2,416	1,527	3,383

	(971)	2,670	12,182

Total provision for income taxes	$7,103	$16,735	$19,664

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

Years Ended October 31, (In thousands)	2006	2005	2004
Computed expected provision for taxes	$25,688	$37,960	$39,371
Increase (decrease) in taxes resulting from:
Income earned outside the United States subject to different tax rates	(25,235)	(28,308)	(18,391)
Foreign source income subject to U.S. tax	202	146	314
State taxes, net of federal income tax benefit	(229)	738	1,367
In-process research and development	2,625	7,000	—
Incentive stock option compensation	1,306	—	—
Change in valuation allowance	(252)	(253)	(1,341)
Tax accrual adjustment	2,744	(572)	(814)
Other, net	254	24	(842)

Actual provision for income taxes	$7,103	$16,735	$19,664

During the fourth quarter of 2006, we made an immaterial revision related to certain prior period foreign tax liabilities. The impact of this revision was to reduce income tax expense for the quarter and year by $885,000.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

October 31, (In thousands)	2006	2005
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$1,639	$2,035
Inventories	4,433	6,354
Litigation settlements	156	21
Accrued liabilities, reserves and compensation accruals	10,057	6,883
Restricted stock	3,319	123
Net operating loss carryforwards	53,825	54,151
Research and experimental expenses – Section 59(e)	2,575	—
Tax credit carryforwards	3,160	2,507

Total gross deferred tax assets	79,164	72,074
Less valuation allowance	(2,005)	(2,257)

Deferred tax assets	77,159	69,817

Deferred tax liabilities:
Tax deductible goodwill	(7,328)	(4,976)
Plant and equipment	(6,405)	(7,114)
Transaction cost	(1,144)	(1,027)
Foreign deferred tax liabilities	(4,258)	(1,459)
Other intangible assets	(24,598)	(21,194)
Inventory adjustments under new accounting method	(2,079)	—

Total gross deferred tax liabilities	(45,812)	(35,770)

Net deferred tax assets	$31,347	$34,047

Current deferred tax liabilities of $297,000 are included in other accrued liabilities on the balance sheet.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The net change in the total valuation allowance for the years ended October 31, 2006, 2005 and 2004 were decreases of $252,000, $253,000 and $1.8 million, respectively; a portion of those decreases relate to concurrent reductions in the deferred tax asset.

The Company has not provided for federal income tax on approximately $382.5 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

outside the U.S. indefinitely. As a result, the Company has not availed itself of the favorable repatriation provisions of Internal Revenue Code Section 965.

At October 31, 2006, the Company had federal net operating loss carryforwards of $143.4 million and state net operating loss carryforwards of $43.7 million. Additionally, the Company had $3.2 million of federal alternative minimum tax credits. The federal net operating loss carryforwards expire on various dates between 2007 through 2026, and the federal alternative minimum tax credits carry forward indefinitely. Approximately $56.3 million of the federal net operating loss carryforwards expire in 2007 and 2008. The state net operating loss carryforwards expire on various dates between 2014 through 2016. Among the net operating and other tax credit carryforwards, $62.2 million, $6.1 million and $5.2 million of federal net operating losses are attributable to the Ocular, Inlet and NeoSurg pre-acquisition years, respectively, which may be subject to certain limitation upon utilization. $43.6 million of state net operating losses are attributable to the Ocular pre-acquisition years, which may be subject to certain limitations upon utilization. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests. The Company does not believe that any limitations triggered by the change in the ownership of Ocular, Inlet and NeoSurg will have a material effect on its ability to utilize net operating losses.

Note 7. Debt

October 31, (In thousands)	2006	2005
Short-term:
Overdraft facilities	$23,516	$33,981
Current portion of long-term debt	37,850	38,279

	$61,366	$72,260

Long-term:
Convertible senior debentures, net of discount of $2,396 and $2,540	$112,604	$112,460
Credit facility	605,300	557,250
Other	1,232	1,221

	719,136	670,931
Less current portion	37,850	38,279

	$681,286	$632,652

Annual maturities of long-term debt as of October 31, 2006, excluding the potential repurchase of convertible debentures in 2008 are as follows:

Year (In thousands)
2007	$37,850
2008	50,216
2009	61,370
2010	80,080
2011	376,650

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Syndicated Bank Credit Facility

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

On July 31, 2006, the Company amended the bank credit facility to permanently increase our Permitted Foreign Subsidiary Basket from $125 million to $200 million through fiscal year 2007 and $175 million for fiscal year 2008 and to permanently increase our allowable Capitalized Lease Obligations to $100 million. On October 31, 2006, the Company executed our second amendment to increase the funded debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) ratio (as defined in the credit agreement) to 3.25 through October 30, 2007. These changes were requested to achieve operational flexibility in funding capital expenditures related to manufacturing.

Interest rates are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to EBITDA, as defined in the credit agreement. These range from 62.5 to 150 basis points for the revolver and term loan. As of October 31, 2006, the additional basis points were 137.5 on both the revolver and the term loan.

Terms include a first security interest in all of the Company’s domestic assets. The facility:

•	Limits Cooper’s debt (total funded indebtedness) to a maximum of 50% of its total capitalization, which is defined as the sum of total debt plus stockholders’ equity.

•	Requires that the ratio of EBITDA to fixed charges (as defined) be at least 1.1 to 1 through October 30, 2009 and 1.2 to 1 thereafter.

•	Requires that the ratio of total debt to EBITDA (as defined, “Leverage Ratio”), as amended, be no higher than 3.75 to 1 from December 12, 2005 through October 30, 2006, 3.25 to 1 from October 31, 2006 through October 30, 2007, 2.5 to 1 from October 31, 2007 through October 30, 2009, and 2.0 to 1 thereafter.

At October 31, 2006, the Company debt was 35% of total capitalization, the ratio of EBITDA to fixed charges (as defined) was 1.23 to 1 and the ratio of debt to EBITDA was 3.17 to 1.

The Company wrote off $4.1 million of debt issuance costs as a result of amending the facility in the first fiscal quarter of 2006. The remaining $2.3 million of debt issuance costs and the additional $625,000 cost incurred to amend the facility are carried in other assets and amortized to interest expense over its life.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

At October 31, 2006, we had $144.4 million available under the credit facility:

(In millions)
Amount of facility	$750.0
Outstanding loans	(605.6	)*

Available	$144.4

*	Includes $336,000 in letters of credit backing other debt.

Fiscal Year 2005

On January 6, 2005, Cooper replaced its $225 million syndicated bank credit facility with a $750 million credit agreement, of which $605 million of the proceeds was used to fund the cash portion of the consideration to Ocular shareholders. The facility consisted of a $275 million revolving credit facility, a $225 million term loan (Term A) and a $250 million term loan (Term B). The revolving facility and the Term A loan mature on January 6, 2010; the Term B loan matures on January 6, 2012. KeyBank was the administrative agent and JP Morgan Chase is the syndication agent for the twenty-three bank syndication.

Repayment of the principal amounts of both Term A and Term B followed a quarterly schedule beginning October 6, 2005, through the respective maturity date. We repaid $9.8 million in fiscal year 2005. Interest rates under the facility were based on the LIBOR plus additional basis points determined by certain ratios of debt to pro forma EBITDA, as defined in the credit agreement. These ranged from 75 to 175 basis points for the revolver and Term A and from 150 to 175 basis points for the Term B. As of October 31, 2005, the additional basis points were 150 on the revolver and Term A and 175 on the Term B.

Terms include a first security interest in all Cooper domestic assets, and at October 31, 2005, Cooper was in compliance with the debt covenants.

Convertible Senior Debentures

In fiscal 2003, we issued $115 million of 2.625% convertible senior debentures (Debentures) due on July 1, 2023, in a private placement pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The Debentures are initially convertible at the holder’s option under certain circumstances into 22.5201 shares of our common stock per $1,000 principal amount of Debentures (representing a conversion price of approximately $44.40 per share), or approximately 2.6 million shares in aggregate, subject to adjustment. Among other things, the Debentures are convertible during any fiscal quarter following a fiscal quarter in which our share price exceeds 120% of the conversion price for 20 consecutive trading days in the 30 consecutive trading day period ending on the last trading day of such quarter. Based on the trading prices of our shares for the quarter ended July 31, 2006, the debentures are not convertible at October 31, 2006. When converted, we have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of common stock. The Debentures rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness and are effectively subordinated to the indebtedness and other liabilities of our

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

subsidiaries, including trade creditors. We may redeem the Debentures (in whole or in part) for cash on or after July 1, 2008, at a price equal to 100% of the principal amount. Holders may require us to repurchase the Debentures on July 1, 2008, 2013 and 2018, at a repurchase price equal to 100% of the principal amount.

The proceeds of $112.2 million reflect the discount of $2.8 million that we amortize over the life of the Debentures. The $1.2 million cost of issuing the Debentures is carried in other assets and amortized to interest expense over its life.

Under EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, the dilutive effect of the Debentures is included in the diluted earnings per share calculation from the time of issuance of the Debentures, in accordance with the if-converted methodology under SFAS No. 128, Earnings Per Share (SFAS 128).

European Credit Facility

On August 24, 2005, Cooper entered into a $40 million credit facility, in the form of a continuing and unconditional guaranty, with Bank of America on behalf of certain of its European subsidiaries for cash management purposes. The Company will pay to the Bank all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries upon demand by the bank. Interest expense is calculated on all debit balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under the guaranty. At October 31, 2006, $5.7 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 5.14%.

On November 1, 2006, the Company entered into a $45 million European credit facility with CitiGroup in the form of a continuing and unconditional guaranty, designed to replace the European overdraft facility with Bank of America. The Company will pay to CitiGroup all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all debit balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under the guaranty. The remaining balances under the Bank of America facility will be funded by the CitiGroup facility.

Japan Credit Facility

On February 22, 2006, the Company entered into a $15 million Yen-denominated credit facility allowing the Company to better manage its cash in Japan. The Company also provided a continuing and unconditional guaranty to the bank on behalf of its Japanese subsidiary, CooperVision K.K. The Company will pay to the bank all forms of indebtedness in Yen upon demand by the bank. Interest expense is calculated on the outstanding balance based on the EuroYen rate plus a 1% fixed spread. At October 31, 2006, $14.5 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 1.09%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 8. Financial Instruments

The fair value of each of our financial instruments, including cash and cash equivalents, trade receivables, lines of credit and accounts payable, approximated its carrying value as of October 31, 2006 and 2005 because of the short maturity of these instruments and the ability to obtain financing on similar terms. We believe that there are no significant concentrations of credit risk in trade receivables.

The 2.625% convertible senior debentures are traded occasionally in public markets. The carrying value and estimated fair value of these obligations as of October 31, 2006 are $112.6 million and $156.2 million, respectively, and as of October 31, 2005, are $112.5 million and $185.4 million, respectively. The fair value of our other long-term debt approximated the carrying value at October 31, 2006 and 2005 because we believe that we could obtain similar financing with similar terms.

Marketable securities at October 31, 2004 represented Quidel Corporation common stock available for sale at fair value. We received Quidel shares as a result of a transaction involving Litmus Concepts, Inc. in 2001 and additional shares upon release of escrow in 2002.

We have sold shares of Quidel stock from time to time and sold all remaining shares in 2005.

Sale of Quidel Shares

Years Ended October 31, (In thousands)	2005	2004
Proceeds from sale	$1,779	$3,376
Carrying value	1,660	1,933

Gross realized gain in earnings	119	1,443
Tax	48	577

Reclassification adjustment, reflected in comprehensive income	$71	$866

Derivative Instruments

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to minimize transaction, remeasurement and specified economic exposures with derivatives instruments. The gains and losses on the foreign exchange forward contracts are intended to at least partially offset the transaction gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings.

Cash Flow Hedging

We designate and document foreign exchange forward contracts related to forecasted cost of sales, and interest on intercompany equipment sales and leaseback transactions as cash flow hedges. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

income (OCI) until the hedged cash flow occurs, at which time the amount in OCI is reclassified to earnings. We record any ineffectiveness and any excluded components of the hedge in other income or expense in our Consolidated Statements of Income. As of October 31, 2006, the excluded components recorded in earnings were immaterial to earnings. For the twelve months ended October 31, 2006, ineffectiveness recorded was also immaterial to earnings. We calculate hedge effectiveness at a minimum each fiscal quarter. We evaluate hedge effectiveness prospectively and retrospectively, excluding time value, by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions.

In the event there is recognized ineffectiveness, or the underlying forecasted transaction does not occur within the designated hedge period, or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedge are immediately reclassified from OCI to other income or expense in our Consolidated Statements of Income at that time. As of October 31, 2006, all outstanding cash flow hedging derivatives had a maturity of less than 12 months. We expect to reclassify approximately $9,000 to other income over the next twelve months and approximately $26,000 thereafter.

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 12 months. The change in fair value of these derivatives is recognized in other income or expense and is intended to offset the remeasurement gains and losses associated with the non-functional currency assets and liabilities.

Interest Rate Swaps

To meet certain management objectives and specific bank covenants, the Company executed five interest rate swaps on January 14, 2005, with maturities of 1-3 years with a combined notional value of $500 million. The swaps were designed to fix a portion of the borrowing costs of the Company’s floating rate $750 million syndicated bank credit facility. The swaps were structured to match the critical terms of the syndicated bank credit facility; however, they did not qualify for hedge accounting due to incomplete documentation at the inception of the swaps. In June 2005, the swaps were replaced and were appropriately documented and designated as SFAS 133 cash flow hedges of the benchmark interest rate risk associated with certain LIBOR-based interest payments on the debt. On February 7, 2006, a $100 million swap contract expired, and a new $125 million contract took effect resulting in $525 million of outstanding interest rate swaps as of October 31, 2006.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at fiscal quarter ends using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. The fixed rates on these new swaps are between 3.905% and 4.8175%. As of October 31, 2006, the fair value of these new swaps, approximately $4.5 million, was recorded as an asset and the effective offset is recorded in OCI in our Consolidated Balance Sheet. During fiscal 2006, approximately $4.1 million of effective gains have been reclassified from OCI to interest expense. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. As of October 31, 2006, approximately $4.0 million is estimated to be reclassified during fiscal year 2007. No material ineffectiveness on the interest rate swaps was recognized during the current fiscal year.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Fair Value Hedging

We designate and document foreign exchange forward contracts related to firm commitments for capital expenditures as fair value hedges. In accordance with policy, these derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that meet the SFAS 133 definition of a firm commitment. Fair value hedges are evaluated for effectiveness at a minimum each fiscal quarter and any ineffectiveness is recorded in other income and expense in our Consolidated Statements of Income. The critical terms of the forward contract and the firm commitments are matched at inception and subsequent prospective forward contract effectiveness is measured by comparing the cumulative change in the fair value of the forward contract to the cumulative change in value of the specified firm commitment, including time value. The derivative fair values are recorded in our Consolidated Balance Sheets and recognized currently in earnings; this is offset by the effective gains and losses on the change in value of the firm commitment which is recorded in construction in process in our Consolidated Balance Sheets. The net impact of any calculated hedge ineffectiveness on fair value hedges that was recognized in other income or expense was immaterial.

Outstanding Derivative Instruments

Our outstanding net foreign exchange forward contracts and interest rate swap agreements as of October 31, 2006, are presented in the table below. Weighted average forward rates are quoted using market conventions.

Foreign Exchange Hedge Instruments (Currency in thousands)	Net Notional Value	Weighted Average Rate	Fair Value
Cash flow FX hedges:
EURO sold	€1,318	1.2799	$(3)

Fair value FX hedges:
EURO purchased	€215	1.2872	$(2)
GBP purchased	£2,667	1.7576	$390

Mark-to-market FX hedges:
EURO sold	€13,975	1.2799	$(29)
USD sold	$2,700	0.7557	$31

	Summary Notational Value	Fixed Rate	Fair Value
Interest rate swap agreements
Cash flow interest rate hedges:
Agreements expiring February 7, 2007	$150,000	3.9050	$599
Agreements expiring February 7, 2008	$250,000	3.9810 – 4.0150	$3,489
Agreements expiring February 9, 2009	$125,000	4.8175	$387

FX hedges and interest rate swap agreements outstanding at October 31, 2004 were not significant.
Non-designated interest rate hedges:
As of October 31, 2005	$1,080	4.8800	$(31)

An agreement originally scheduled to expire January 1, 2012, was terminated on October 6, 2006.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 9. Stockholders’ Equity

Analysis of changes in accumulated other comprehensive income (loss):

(In thousands)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Unrealized Gain (Loss) on Marketable Securities	Minimum Pension Liability	Total
Balance October 31, 2003	$14,887	$(129)	$1,399	$(2,031)	$14,126
2004 activity	15,324	43	(1,409)	(1,113)	12,845

Balance October 31, 2004	30,211	(86)	(10)	(3,144)	26,971
2005 activity	(16,427)	3,616	10	(56)	(12,857)

Balance October 31, 2005	13,784	3,530	—	(3,200)	14,114
2006 activity	22,923	(836)	—	2,510	24,597

Balance October 31, 2006	$36,707	$2,694	$—	$(690)	$38,711

Cash Dividends

We paid a semiannual dividend of approximately $1.3 million or 3 cents per share on July 5, 2006, to stockholders of record on June 14, 2006. On January 5, 2006, we paid a semiannual dividend of approximately $1.3 million or 3 cents per share to stockholders of record on December 16, 2005. We paid a semiannual dividend of approximately $1.3 million or 3 cents per share on July 5, 2005, to stockholders of record on June 14, 2005. On January 5, 2005, we paid a semiannual dividend of approximately $1.0 million or 3 cents per share to stockholders of record on December 16, 2004.

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

Note 10. Stock Plans

At October 31, 2006, Cooper had two stock-based compensation plans:

2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan)

In March 2006, the Company received stockholder approval of the 2006 Directors Plan, and no further awards will be granted from the 1996 Directors Plan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The 2006 Directors Plan authorizes either Cooper’s Board of Directors or a designated committee thereof composed of two or more Non-Employee Directors to grant to Non-Employee Directors during the period ending March 21, 2009, equity awards for up to 650,000 shares of common stock, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

The 2006 Directors Plan provides for annual grants of stock options and restricted stock to Non-Employee Directors on November 1 and November 15, respectively, of each fiscal year. Specifically, each Non-Employee Director may be awarded the right to purchase 1,000 restricted shares of the Company’s common stock for $0.10 per share on each November 15th. The restrictions on the restricted stock will lapse on the earlier of the date when the stock reaches certain target values or the fifth anniversary of the date of grant. Each Non-Employee Director may also be awarded 17,500 options (18,900 options in the case of the Lead Director) to purchase common stock on each November 1. These options shall vest on the earlier of the date when the stock reaches certain target values or the fifth anniversary of the date of grant. Options expire no more than 10 years after the grant date.

1996 Long-Term Incentive Plan for Non-Employee Directors (1996 Directors Plan)

The 1996 Directors Plan provided for annual grants of stock options and restricted stock to Non-Employee Directors on November 1 and November 15, respectively, of each fiscal year. Specifically, each Non-Employee Director was awarded the right to purchase 1,000 restricted shares of the Company’s common stock for $0.10 per share on each November 15. The restrictions on the restricted stock will lapse on the earlier of the date when the stock reaches certain target values or the fifth anniversary of the date of grant. Each Non-Employee Director was also awarded options to purchase common stock on each November 1. These options shall vest on the earlier of the date when the stock reaches certain target values or the fifth anniversary of the date of grant. Options expire no more than 10 years after the grant date.

Second Amended and Restated 2001 Long-Term Incentive Plan (2001 LTIP)

The 2001 LTIP is designed to increase Cooper’s stockholder value by attracting, retaining and motivating key employees and consultants who directly influence our profitability. Stockholders initially approved the 2001 LTIP in March 2001. Stockholders approved an amendment and restatement of the 2001 LTIP in March 2003, approved a subsequent amendment in March 2004 and a second amendment and restatement in March 2006.

The 2001 LTIP authorizes either Cooper’s Board of Directors or a designated committee thereof composed of two or more Non-Employee Directors to grant to eligible individuals during the period ending December 31, 2006, stock options for up to 5,550,000 shares of common stock, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events. Options expire no more than 10 years after the grant date. Options generally become exercisable based on both our common stock achieving certain price targets and within specified time periods, or five years after the grant date. As of October 31, 2006, 229,875 shares remained available under the 2001 LTIP for future grants.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Share-Based Compensation

Compensation cost associated with share-based awards recognized in fiscal 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options and restricted stock awards were as follows:

(In millions)	Year Ended October 31, 2006
Selling, general and administrative expenses	$13.2
Cost of products sold	0.7
Research and development expense	0.3
Capitalized in inventory	0.5

Total compensation	$14.7

Related income tax benefit	$3.2

Cash received from options exercised under all share-based payment arrangements for the years ended October 31, 2006, 2005 and 2004 was approximately $3.0 million, $25.2 million and $13.8 million, respectively.

For stock options granted prior to the adoptions of SFAS 123R, if compensation expense for our stock-based compensation plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, as amended by SFAS 148, our net income and earnings per share would have been as follows:

Years Ended October 31, (In millions, except per share amounts)	2005	2004
Net income, as reported	$91.7	$92.8
Add: Stock-based director compensation expense included in reported net income, net of related tax effects	0.4	0.2
Deduct: Total stock-based employee and director compensation expense determined under fair value based method, net of related tax effects	(7.5)	(5.1)

Pro forma net income	$84.6	$87.9

Basic earnings per share
As reported	$2.18	$2.85
Pro forma	$2.01	$2.70
Diluted earnings per share
As reported	$2.04	$2.59
Pro forma	$1.90	$2.47

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Details regarding the valuation and accounting for stock options follow.

The fair value of each share-based award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table. The expected life of the awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant, historical implied volatility of the Company’s publicly-traded options, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant. The fair value of each option award granted during the years-ended October 31, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option valuation model and weighted-average assumptions in the following table.

Years Ended October 31,	2006	2005	2004
Expected life	2.8 - 5.2 years	3.5 years	3.5 years
Expected volatility	29.5% -30.8%	27.0%	28.0%
Risk-free interest rate	4.4% - 4.8%	4.1%	3.0%
Dividend yield	0.09%	0.09%	0.12%

The status of the Company’s stock option plans at October 31, 2006, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2005	3,967,609	$50.66
Granted	1,266,317	$58.77
Exercised	(108,333)	$59.47
Forfeited or expired	(137,125)	$67.62

Outstanding at October 31, 2006	4,988,468	$52.73	7.85	$—

Vested and exercisable at October 31, 2006	2,209,777	$40.45	6.26	$26,289,383

The weighted-average fair value of each option granted during the year ended October 31, 2006, estimated as of the grant date using the Black-Scholes option pricing model, for the 2001 LTIP was $15.29. For the Directors Plans, the weighted-average fair value of each option granted for the year ended October 31, 2006 was $23.75. The total intrinsic value of options exercised during the year ended October 31, 2006 was $2.5 million. The expected requisite service periods for options granted in the year ended October 31, 2006 for employees and directors was 33 months and 4 months, respectively.

Stock awards outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant. Options granted under the 2001 LTIP generally vest over three and one-half to five years based on market and service conditions

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

and expire no later than either five or ten years after the grant date. Options granted under the 2006 Directors Plan and the 1996 Directors Plan generally vest in five years or upon achievement of a market condition and expire no later than ten years after the grant date. Effective November 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of October 31, 2006, there was $38.1 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 4.01 years.

Note 11. Employee Benefits

Cooper’s Retirement Income Plan

Cooper’s Retirement Income Plan (the Plan), a defined benefit plan, covers substantially all full-time United States employees. Cooper’s contributions are designed to fund normal cost on a current basis and to fund over 30 years the estimated prior service cost of benefit improvements (15 years for annual gains and losses). The unit credit actuarial cost method is used to determine the annual cost. Cooper pays the entire cost of the Plan and funds such costs as they accrue. Virtually all of the assets of the Plan are comprised of equities and participation in equity and fixed income funds. The pension plan’s intangible asset of $406,000 at October 31, 2006, is reported in other intangible assets.

The following table sets forth the Plan’s benefit obligations and fair value of the Plan assets at August 31, 2006, and the funded status of the Plan and net periodic pension costs for the three-year period ended October 31, 2006.

Retirement Income Plan

Years Ended October 31, (In thousands)	2006	2005	2004
Change in benefit obligation
Benefit obligation, beginning of year	$30,464	$23,397	$19,038
Service cost	2,942	2,069	1,605
Interest cost	1,585	1,418	1,263
Benefits paid	(720)	(653)	(642)
Actuarial (gain)/loss	(3,709)	4,233	2,133

Benefit obligation, end of year	$30,562	$30,464	$23,397

Change in plan assets
Fair value of plan assets, beginning of year	$19,004	$15,178	$13,005
Actual return on plan assets	1,669	2,029	1,315
Employer contributions	—	2,450	1,500
Benefits paid	(720)	(653)	(642)

Fair value of plan assets, end of year	$19,953	$19,004	$15,178

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Retirement Income Plan

Years Ended October 31, (In thousands)	2006	2005	2004
Reconciliation of funded status
Funded status	$(10,609)	$(11,460)	$(8,219)
Unrecognized transition obligation	157	183	208
Unrecognized prior service cost	249	279	309
Unrecognized actual loss	5,496	9,663	6,443

Net amount recognized at August 31	(4,707)	(1,335)	(1,259)
Contributions made between August 31 and October 31	767	—	—

Net amount recognized at year end	$(3,940)	$(1,335)	$(1,259)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—	$—
Accrued benefit liability	(5,478)	(6,720)	(4,920)
Intangible asset	406	462	517
Accumulated other comprehensive income	1,132	4,923	3,144

Net amount recognized at year end	$(3,940)	$(1,335)	$(1,259)

Other comprehensive income attributable to change in additional minimum liability recognition	$3,748	$1,779	$1,113
Additional year-end information for pensionplans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$30,562	$30,464	$23,397
Accumulated benefit obligation	26,199	25,681	20,098
Fair value of plan assets	19,953	18,961	15,178
Minimum liability	6,245	6,720	4,920
Additional minimum liability	1,538	5,385	3,661
Components of net periodic pension cost and total pension expense
Service cost	$2,942	$2,069	$1,605
Interest cost	1,585	1,418	1,263
Expected return on plan assets	(1,678)	(1,335)	(1,213)
Amortization of transitional obligation	26	26	26
Amortization of prior service cost	30	30	30
Recognized actuarial loss	467	318	191

Net periodic pension cost	3,372	2,526	1,902
Curtailments	—	—	—

Total pension expense	$3,372	$2,526	$1,902

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The service cost for the fiscal year ended October 31, 2006, includes $200,000 for 153 new entrants as a result of the acquisition of Ocular.

Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	5.25%	6.00%	6.50%
Discount rate for determining benefit obligations at year end	6.00%	5.25%	6.00%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	9.00%	9.00%	9.00%
Measurement date for determining assets and benefit obligations at year end, August 31	2006	2005	2004

The expected rate of return on plan assets was determined based on a review of historical returns, both for this plan and for medium- to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected returns for each asset class listed below. These expected future returns were then blended based on this Plan’s target asset allocation.

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2006	2005	2004
Asset Category
Cash and cash equivalents	1.1%	14.0%	9.9%
Corporate common stock	27.6%	32.8%	33.4%
Equity mutual funds	50.8%	35.4%	36.4%
Bond mutual funds	20.5%	17.8%	20.3%

Total	100.0%	100.0%	100.0%

The plan invests in a diversified portfolio of assets intended to minimize risk of poor returns while maximizing expected portfolio returns. To achieve the long-term rate of return, plan assets will be invested in a mixture of instruments, including but not limited to investment grade bond funds, cash, small/large cap equity funds and international equity funds. There are no direct investments in Cooper stock and the Plan does not provide for investment in Company stock. The allocation of assets will be determined by the Investment Manager, and will typically include 50% to 80% equities with the remainder invested in fixed income and cash. Presently, this diversified portfolio is expected to return roughly 9.00% on a long-term basis.

Cash Flows

Contributions

The Company contributed $767,000 to its pension plan during the fiscal year. Total contributions during the last two fiscal years were about $3.2 million. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company intends to make at least the minimum contribution during the 2006 – 2007 fiscal year.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Estimated Future Benefit Payments

Years (In thousands)
2006 - 2007	$839
2007 - 2008	903
2008 - 2009	1,002
2009 - 2010	1,109
2010 - 2011	1,212
2011 - 2016	9,076

Cooper’s 401(k) Savings Plan

Cooper’s 401(k) Savings Plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all full-time United States employees of Cooper. Employees who participate in the 401(k) Plan may elect to have from 1% to 50% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper’s contribution on account of participating employees, net of forfeiture credits, was $2.0 million, $1.9 million and $1.1 million for the years ended October 31, 2006, 2005 and 2004, respectively.

Note 12. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2006, are payable as follows:

(In thousands)
2007	$23,086
2008	18,859
2009	15,693
2010	14,618
2011	12,604
2012 and thereafter	45,735

$130,595

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $17.2 million, $15.2 million and $8.3 million in 2006, 2005 and 2004, respectively.

Legal Proceedings

The Company is from time to time involved in various litigation and legal matters arising in the normal course of its business operations. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations. By describing any particular matter, the Company does not intend to imply that it or its legal advisors have concluded or believe that the outcome of any of those particular matters is or is not likely to have a material adverse impact upon the Company’s consolidated financial position, cash flows or results of operations.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

On February 15, 2006, Alvin L. Levine filed a putative securities class action lawsuit in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board, President and Chief Executive Officer and a director, Robert S. Weiss, its Executive Vice President, Chief Operating Officer and a director, and John D. Fruth, a director. Two similar putative class action lawsuits were also filed in the United States District Court for the Central District of California, Case Nos. SACV-06-306 CJC and SACV-06-331 CJC. On May 19, 2006, the Court consolidated all three actions under the heading In re Cooper Companies, Inc. Securities Litigation and selected a lead plaintiff and lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4.

The lead plaintiff filed a consolidated complaint on July 31, 2006. The consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004 and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, Messrs. Bender, Weiss, and Fruth, the consolidated complaint names as defendants several of the Company’s current officers and directors, and one former officer.

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

On September 29, 2006, the Company and the individual defendants moved to dismiss the consolidated complaint. A hearing on the motion is currently scheduled for January 22, 2007. The Company intends to vigorously defend this matter.

On March 17, 2006, Eben Brice filed a purported shareholder derivative complaint in the United States District Court for the Central District of California, Case No. 8:06-CV-00300-CJC-RNB, against several current and former officers and directors of the Company. The Company is named as a “nominal defendant.” Since the filing of the first purported shareholder derivative lawsuit, three similar purported shareholder derivative suits were filed in the United States District Court for the Central District of California. All four actions have been consolidated under the heading In re Cooper Companies, Inc. Derivative Litigation and the Court selected a lead plaintiff and lead counsel.

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

enrichment, and largely repeats the allegations in the class action securities case, described above. The Company and the individual defendants have yet to respond to the consolidated amended complaint.

In addition to the derivative action pending in federal court, three similar purported shareholder actions were filed in the Superior Court for the State of California for the County of Alameda. These actions have been consolidated under the heading In re Cooper Companies, Inc. Shareholder Derivative Litigation, Case No. RG06260748. A consolidated amended complaint was filed on September 18, 2006.

On November 29, 2006 the Superior Court for the County of Alameda entered an order staying the action pending the resolution of the federal derivative action.

Both the state and federal derivative action are derivative in nature and do not seek damages from the Company.

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

On April 10, 2006, CooperVision filed a lawsuit against CIBA Vision (CIBA) in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 6,431,706, 6,923,538, 6,467,903, 6,857,740 and 6,971,746 by, among other things, making, using, selling and offering to sell its O2Optix line of contact lenses. On June 5, 2006, CIBA filed an answer denying infringement and asserting certain affirmative defenses. The Court has set a trial date of January 8, 2008.

On April 11, 2006, CooperVision filed a lawsuit against CIBA in the United States District Court for the District of Delaware seeking a judicial declaration that CooperVision’s Biofinity™ line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of United States Patent Nos. 5,760,100, 5,776,999, 5,789,461, 5,849,811, 5,965,631 and 6,951,894. On July 5, 2006, CIBA answered the complaint by denying the allegation that CooperVision’s Biofinity™ line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of the foregoing patents. The answer also asks the Court for permission to interpose a counterclaim for infringement in the future if, after examination of the lenses, CIBA believes they infringe the foregoing patents, which counterclaim would seek both damages and injunctive relief. The Court has set a trial date of October 6, 2008.

On November 21, 2006, CooperVision filed a lawsuit against CIBA in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 7,134,753 and 7,133,174 by, among other things, making, using, selling and offering to sell its O2Optix toric line of contact lenses. The Court has not yet set a schedule in the case.

Note 13. Business Segment Information

Cooper is organized by product line for management reporting with operating income, as presented in our financial reports, the primary measure of segment profitability. We do not allocate costs from corporate functions to the segments’ operating income. Items below operating income are not considered when measuring the profitability of a segment. We use the same accounting policies to generate segment results as we do for our consolidated results. Our two business segments – CVI and CSI – comprise Cooper’s operations.

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

Information by business segment for each of the years in the three-year period ended October 31, 2006 follows:

(In thousands)	CVI	CSI	Corporate & Eliminations	Consolidated
2006
Net sales from non-affiliates	$734,157	$124,803	$—	$858,960

Operating income (loss)	$126,643	$15,055	$(28,798)	112,900

Investment income, net				386
Other expense, net				(6,703)
Interest expense				(33,246)

Income before income taxes				$73,337

Identifiable assets	$2,049,557	$248,382	$54,662	$2,352,601

Depreciation expense	$45,604	$1,663	$77	$47,344

Amortization expense	$12,267	$2,036	$—	$14,303

Capital expenditures	$151,462	$3,055	$347	$154,864

2005
Net sales from non-affiliates	$697,934	$108,683	$—	$806,617

Operating income (loss)	$135,542	$17,426	$(17,134)	135,834

Investment income, net				1,002
Other expense, net				(256)
Interest expense				(28,123)

Income before income taxes				$108,457

Identifiable assets	$1,884,955	$185,497	$109,378	$2,179,830

Depreciation expense	$35,345	$1,526	$63	$36,934

Amortization expense	$10,499	$1,205	$—	$11,704

Capital expenditures	$115,219	$1,766	$108	$117,093

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(In thousands)	CVI	CSI	Corporate & Eliminations	Consolidated
2004
Net sales from non-affiliates	$388,660	$101,516	$—	$490,176

Operating income (loss)	$106,639	$20,866	$(10,754)	116,751

Investment income, net				351
Settlement of dispute				(377)
Other income, net				1,768
Interest expense				(6,004)

Income before income taxes				$112,489

Identifiable assets	$538,246	$186,854	$86,461	$811,561

Depreciation expense	$11,868	$1,669	$62	$13,599

Amortization expense	$1,345	$707	$—	$2,052

Capital expenditures	$39,139	$1,327	$39	$40,505

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2006, follows:

(In thousands)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2006
Sales to unaffiliated customers	$427,608	$269,498	$161,854	$858,960
Sales between geographic areas	125,450	176,897	(302,347)	—

Net sales	$553,058	$446,395	$(140,493)	$858,960

Operating income	$5,396	$9,888	$97,616	$112,900

Long-lived assets	$217,749	$270,789	$7,819	$496,357

2005
Sales to unaffiliated customers	$411,447	$247,674	$147,496	$806,617
Sales between geographic areas	152,037	161,699	(313,736)	—

Net sales	$563,484	$409,373	$(166,240)	$806,617

Operating income	$30,693	$8,729	$96,412	$135,834

Long-lived assets	$187,891	$185,069	$6,825	$379,785

2004
Sales to unaffiliated customers	$284,341	$147,285	$58,550	$490,176
Sales between geographic areas	1,112	99,140	(100,252)	—

Net sales	$285,453	$246,425	$(41,702)	$490,176

Operating income	$55,222	$10,377	$51,152	$116,751

Long-lived assets	$60,205	$87,554	$3,306	$151,065

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Concluded)

Note 14. Selected Quarterly Financial Data (Unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*
2006
Net sales	$205,739	$211,397	$225,798	$216,026

Gross profit	$129,161	$131,363	$137,761	$127,692

Income before income taxes	$20,123	$15,593	$24,289	$13,332
Provision for income taxes	2,169	1,892	3,312	(270)

Net income	$17,954	$13,701	$20,977	$13,602

Basic earnings per share	$0.40	$0.31	$0.47	$0.31
Diluted earnings per share	$0.39	$0.30	$0.45	$0.30
2005
Net sales	$147,550	$215,494	$222,932	$220,641

Gross profit	$92,118	$130,709	$138,829	$135,176

Income before income taxes	$22,355	$35,201	$37,037	$13,864
Provision for income taxes	4,646	7,374	(582)	5,297

Net income	$17,709	$27,827	$37,619	$8,567

Basic earnings per share	$0.50	$0.63	$0.85	$0.19
Diluted earnings per share	$0.46	$0.59	$0.80	$0.19

*	During the fourth quarter of 2006, we made an immaterial revision related to certain prior period foreign tax liabilities. The impact of this revision was to reduce income tax expense for the quarter and year by $885,000.

Note 15. Subsequent Events (Unaudited)

Acquisition of Lone Star Medical Products, Inc.

On November 2, 2006, Cooper acquired all of the outstanding shares of Lone Star Medical Products, Inc. (Lone Star) for $27.2 million in cash. Lone Star is a manufacturer of medical devices that improve the management of the surgical site, most notably the Lone Star Retractor System, which places a retraction ring around the surgical incision providing greater exposure of the surgical field. We are in the process of obtaining a third-party valuation of the business using income approach valuation methodology.

Foreign Currency Derivatives-Cash Flow Hedges

In November 2006, the Company entered into approximately $400 million of foreign currency forward contracts with maturities of up to thirteen months to reduce foreign currency fluctuations related to forecasted foreign currency denominated purchases and sales of product. The derivatives will be accounted for as cash flow hedges under SFAS 133 and are expected to be effective through their maturities.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting was effective as of October 31, 2006.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting and management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006, as stated in their report beginning on page 58 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

As of October 31, 2006, there had been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Internal Control over Financial Reporting

It should be noted that, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to the subheadings, “The Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the “Proposal 1 – Election of Directors” section of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on March 20, 2007 (the “2007 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Executive Compensation” and “Board Committees, Meetings and Compensation” of the “Proposal 1 – Election of Directors” section of the 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the subheadings “Securities Held by Management” and “Principal Securityholders” of the “Proposal 1 – Election of Directors” section of the 2007 Proxy Statement and “Equity Compensation Plan” information Under Proposal 3 – Approval of the 2007 Long-term Incentive Plan.”

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit and Finance Committee” section of the 2007 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

SCHEDULE II

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended October 31, 2006

(In thousands)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other (1)	Balance at End of Year
Allowance for doubtful accounts:

Year ended October 31, 2006	$7,232	$1,233	$(2,942)	$5,523

Year ended October 31, 2005	$4,486	$1,922	$824	$7,232

Year Ended October 31, 2004	$5,924	$2,218	$(3,656)	$4,486

(1) Consists of additions representing acquired allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In thousands)	Balance at Beginning of Year	Additions	Reductions/ Charges	Balance at End of Year
Income tax valuation allowance:

Year ended October 31, 2006	$2,257	$—	$252	$2,005

Year ended October 31, 2005	$2,510	$—	$253	$2,257

Year Ended October 31, 2004	$4,288	$2,510	$4,288	$2,510

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2006.

THE COOPER COMPANIES, INC.

By:	/S/ A. THOMAS BENDER
A. Thomas Bender Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date

/S/ A. THOMAS BENDER (A. Thomas Bender)	Chairman of the Board, President and Chief Executive Officer	December 22, 2006

/S/ ALLAN E. RUBENSTEIN, M.D. (Allan E. Rubenstein)	Vice Chairman of the Board and Lead Director	December 22, 2006

/S/ ROBERT S. WEISS (Robert S. Weiss)	Executive Vice President, Chief Operating Officer and Director	December 22, 2006

/S/ STEVEN M. NEIL (Steven M. Neil)	Chief Financial Officer, Vice President (Principal Financial Officer)	December 22, 2006

/S/ RODNEY E. FOLDEN (Rodney E. Folden)	Corporate Controller (Principal Accounting Officer)	December 22, 2006

/S/ JOHN D. FRUTH (John D. Fruth)	Director	December 22, 2006

/S/ MICHAEL H. KALKSTEIN (Michael H. Kalkstein)	Director	December 22, 2006

/S/ JODY S. LINDELL (Jody S. Lindell)	Director	December 22, 2006

/S/ MOSES MARX (Moses Marx)	Director	December 22, 2006

/S/ DONALD PRESS (Donald Press)	Director	December 22, 2006

/S/ STEVEN ROSENBERG (Steven Rosenberg)	Director	December 22, 2006

/S/ STANLEY ZINBERG, M.D. (Stanley Zinberg)	Director	December 22, 2006

EXHIBIT INDEX

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

2.1	-	International Share Sale Agreement among Biocompatibles International plc., Aspect Vision Holdings Limited and The Cooper Companies, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 27, 2002

2.2	-	Voting Agreement, dated as of July 28, 2004, by and among John D. Fruth, The Cooper Companies, Inc. and TCC Acquisition Corp. incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 28, 2004……………………………

3.1	-	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated January 13, 2006

3.2	-	Amended and Restated By-Laws dated December 16, 1999, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999

4.1	-	Rights Agreement, dated as of October 29, 1997, between the Company and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated October 29, 1997

4.2	-	Amendment No. 1 to Rights Agreement dated September 26, 1998, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated September 25, 1998

4.3	-	Indenture dated as of June 25, 2003, between The Cooper Companies, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended on April 30, 2003

10.1	-	Severance Agreement entered into as of June 10, 1991, by and between CooperVision, Inc. and A. Thomas Bender, incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992

10.2	-	Letter dated March 25, 1994, to A. Thomas Bender from the Chairman of the Compensation Committee of the Company’s Board of Directors, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994

10.3	-	Severance Agreement entered into as of April 26, 1990, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 1995

10.4	-	Letter Agreement dated November 1, 1992, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.5	-	Severance Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992

10.6	-	Change in Control Agreement dated as of October 14, 1999, between The Cooper Companies, Inc. and Carol R. Kaufman, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999

10.7	-	Severance agreement entered into as of May 1, 1990, by and between CooperVision, Inc. and The Cooper Companies, Inc. and Gregory A. Fryling, as amended on February 12, 1993 and June 2, 1994, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004

10.8	-	1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix A to the Company’s Proxy Statement for its 1996 Annual Meeting of Stockholders

10.9	-	Amendment No. 1 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996

10.10	-	Amendment No. 2 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997

10.11	-	Amendment No. 3 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1999, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.12	-	Amendment No. 4 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 24, 2000, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.13	-	Amendment No. 5 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.14	-	Amendment No. 6 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on form S-8 dated November 21, 2002

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.15	-	Amendment No. 7 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc. dated November 4, 2002, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002

10.16	-	Amendment No. 8 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated October 29, 2003, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.17	-	Amendment No. 9 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated November 9, 2005

10.18	-	Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.19	-	Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.20	-	2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006

10.21	-	Compensation Arrangements for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.22	-	The Cooper Companies, Inc. 2005 Incentive Payment Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.23	-	2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006

10.24	-	The Cooper Companies, Inc. Amended and Restated 2006 Incentive Payment Plan as incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2006

10.25	-	Second Amended and Restated 2001 Long-Term Incentive Plan, incorporated by reference to Appendix 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006

Exhibit Number			Description of Document	Location of Exhibit in Sequential Number System

10.26		-	Form of Incentive Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2001 Long Term Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004………………………

10.27	(a)	-	Patent License Agreement dated February 13, 2002 between Geoffrey H. Galley and others and CooperVision, Inc., incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002

10.28		-	Patent and Trade Mark License Agreement dated February 28, 2002 between Biocompatibles Limited and CooperVision International Holding Company LP and The Cooper Companies, Inc., incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.29		-	Patent and Trade Mark License Agreement dated February 28, 2002 between Biocompatibles Limited and CooperVision Technology Inc. and The Cooper Companies, Inc., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

10.30		-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision International Holding Company LP and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.31		-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision Technology, Inc. and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.32		-	Lease Contract dated as of November 6, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2005.

10.33		-	First Supplement and Amendment to Lease Contract dated as of December 30, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 11, 2005.

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.34	-	Assignment of Lease Agreement dated as of June 29, 2004 by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 11, 2005

10.35	-	Amended and Restated Credit Agreement, dated as of December 12, 2005, by and among The Cooper Companies, Inc, the lenders from time to time party thereto, KeyBank National Association as administrative agent, lead arranger, sole book runner, swing line lender and an LC issuer, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc. as joint syndication agents, Harris N.A. and Union Bank of California, N.A. as co-documentation agents, and The Royal Bank of Scotland PLC and BNP Paribas as co-managing agents, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 12, 2005

10.36	-	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 31, 2006, incorporated by reference to Appendix 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2006

10.37	-	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 31, 2006

11(b)	-	Calculation of earnings per share

21	-	Subsidiaries

23	-	Consent and Report of Independent Registered Public Accounting Firm on Schedule

31.1	-	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	-	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

(a)	The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this Exhibit. Omitted portions have been filed separately with The Commission.
(b)	The information required in this exhibit is provided in Note 4, “Earnings per Share,” in this report.

CORPORATE INFORMATION

Board of Directors

A. Thomas Bender

Chairman of the Board, President and Chief Executive Officer

Allan E. Rubenstein, M.D.

Vice Chairman

Lead Director and Chief Executive Officer, NexGenix Pharmaceuticals

John D. Fruth

Director

Michael H. Kalkstein

Managing Partner, Palo Alto Office Dechert LLP

Jody S. Lindell

President and Chief Executive Officer,

S.G. Management, Inc.

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

Jody S. Lindell

Michael H. Kalkstein

Organization and Compensation Committee

Michael H. Kalkstein (Chairman)

John D. Fruth

Donald Press

Allan E. Rubenstein, M.D.

Nominating Committee

Moses Marx (Chairman)

Allan E. Rubenstein, M.D.

Stanley Zinberg, M.D.

Corporate Governance Committee

Donald Press (Chairman)

Steven Rosenberg

Allen E. Rubenstein, M.D.

Stanley Zinberg, M.D.

Executive Officers

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

Daniel G. McBride, Esq.

Vice President and Senior Counsel

Eugene J. Midlock

Vice President, Taxes

Steven M. Neil

Chief Financial Officer, Vice President

Nicholas J. Pichotta

Chief Executive Officer, CooperSurgical, Inc.

Paul Remmell

President and Chief Operating Officer,

CooperSurgical, Inc.

Albert G. White III

Treasurer and Vice President

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

Corporate Offices – Cont’d

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

Investor Relations Contact

B. Norris Battin

Vice President, Investor Relations and Communications

21062 Bake Parkway, Suite 200

Lake Forest, CA 92630

Voice: 949-597-4700

Fax: 949-597-3688

E-mail: ir@coopercompanies.com

Annual Meeting

The Cooper Companies will hold its Annual Stockholders’ Meeting on Tuesday, March 20, 2007, at the

Omni Berkshire Place, 21 East 52nd Street, New York, NY at 10 A.M.

Transfer Agent

American Stock Transfer & Trust Company

59 Maiden Lane – Plaza Level

New York, NY 10038

800-937-5449

Trademarks

The Cooper Companies, Inc., its subsidiaries or affiliates own, license or distribute the registered trademarks and trademarks listed in this report.

Independent Auditors

KPMG LLP

Stock Exchange Listing

The New York Stock Exchange

Ticker Symbol “COO”