Form 10-Q
period 2007-01-31
COOPER COMPANIES INC
filed 2007-03-09
CIK 711404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended January 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes☐ No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	44,587,298 Shares
Class	Outstanding at February 28, 2007

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended January 31,
	2007	2006
Net sales	$219,420	$205,739
Cost of sales	89,508	76,578

Gross profit	129,912	129,161
Selling, general and administrative expense	97,523	84,446
Research and development expense	11,111	5,932
Restructuring costs	1,865	1,340
Amortization of intangibles	3,651	3,729

Operating income	15,762	33,714
Interest expense	9,792	12,513
Other income (expense), net	819	(1,078)

Income before income taxes	6,789	20,123
Provision for income taxes	1,441	2,169

Net income	5,348	17,954
Add interest charge applicable to convertible debt, net of tax	523	522

Income for calculating diluted earnings per share	$5,871	$18,476

Earnings per share:
Basic	$0.12	$0.40

Diluted	$0.12	$0.39

Number of shares used to compute earnings per share:
Basic	44,568	44,497

Diluted	47,574	47,614

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	January 31, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$23,544	$8,224
Trade accounts receivable, net of allowance for doubtful accounts of $5,476 at January 31, 2007 and $5,523 at October 31, 2006	156,815	146,584
Inventories, net	248,021	236,512
Deferred tax assets	18,449	19,659
Prepaid expense and other current assets	47,370	45,972

Total current assets	494,199	456,951

Property, plant and equipment, at cost	687,815	637,428
Less: accumulated depreciation and amortization	151,632	141,071

	536,183	496,357

Goodwill	1,238,044	1,217,084
Other intangibles, net	149,160	147,160
Deferred tax assets	26,490	21,479
Other assets	24,920	13,570

	$2,468,996	$2,352,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$36,126	$23,516
Current portion of long-term debt	16	37,850
Accounts payable	50,400	66,080
Employee compensation and benefits	24,379	29,755
Accrued acquisition costs	36,766	36,901
Accrued income taxes	30,037	28,534
Other current liabilities	52,677	53,994

Total current liabilities	230,401	276,630

Long-term debt	817,519	681,286
Deferred tax liability	12,442	9,494
Accrued pension liability and other	5,991	6,682

Total liabilities	1,066,353	974,092

Commitments and Contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 45,001 at January 31, 2007 and 44,966 at October 31, 2006	4,500	4,497
Additional paid-in capital	1,002,097	993,713
Accumulated other comprehensive income	50,431	38,711
Retained earnings	352,011	348,000
Treasury stock at cost: 417 shares at January 31, 2007 and 418 shares at October 31, 2006	(6,396)	(6,412)

Stockholders’ equity	1,402,643	1,378,509

	$2,468,996	$2,352,601

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,348	$17,954
Depreciation and amortization	16,066	14,176
Decrease in operating capital	(35,099)	(11,704)
Other non-cash items	14,446	8,870

Net cash provided by operating activities	761	29,296

Cash flows from investing activities:
Purchases of property, plant and equipment	(50,043)	(42,202)
Acquisitions of businesses, net of cash acquired	(33,940)	(54,730)

Net cash used in investing activities	(83,983)	(96,932)

Cash flows from financing activities:
Net proceeds of short-term debt	10,430	4,183
Repayments of long-term debt	(756,437)	(557,110)
Proceeds from long-term debt	854,800	613,750
Debt acquisition costs	(10,387)	(625)
Dividends on common stock	(1,337)	(1,335)
Proceeds from exercise of stock options	1,491	2,544

Net cash provided by financing activities	98,560	61,407

Effect of exchange rate changes on cash and cash equivalents	(18)	—
Net increase (decrease) in cash and cash equivalents	15,320	(6,229)
Cash and cash equivalents - beginning of period	8,224	30,826

Cash and cash equivalents - end of period	$23,544	$24,597

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended January 31,
	2007	2006
Net income	$5,348	$17,954
Other comprehensive income:
Foreign currency translation adjustment	9,200	2,881
Change in value of derivative instruments, net of tax	2,520	(12)
Minimum pension liability adjustment, net of tax	—	197

Other comprehensive income	11,720	3,066

Comprehensive income	$17,068	$21,020

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

During interim periods, we follow the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Please refer to this when reviewing this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Readers should not assume that the results reported here either indicate or guarantee future performance.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at January 31, 2007 and October 31, 2006, the consolidated results of its operations for the three months ended January 31, 2007 and 2006 and its cash flows for the three months ended January 31, 2007 and 2006. Most of these adjustments are normal and recurring. However, certain adjustments associated with recent acquisitions and the related financial arrangements are of a nonrecurring nature.

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

Estimates and Critical Accounting Policies

Management estimates and judgments are an integral part of financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). We believe that the critical accounting policies described in this section address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

•

Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured. For contact lenses as well as CSI medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business since a high percentage of our revenue is from direct sales to doctors.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

•

Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142). We no longer amortize goodwill. The SFAS 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. When available and as appropriate, we use comparative market multiples to corroborate fair value results. A reporting unit is the level of reporting at which goodwill is tested for impairment.

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2006, and our analysis indicated that we had no impairment of goodwill. The valuation of each of our reporting units was determined using a combination of discounted cash flows, an income valuation approach and the guideline company method, a market valuation approach.

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

•

Income taxes – The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

•

Share-based compensation – Effective November 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) as interpreted by SEC Staff Accounting Bulletin No. 107, using the modified prospective transition method. Prior periods have not been restated. See Note 10. Stock Plans in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, for a further description of the impact of the adoption of SFAS 123R and the Company’s share-based compensation plans.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for financial statements as of the end of fiscal years ending after December 15, 2006. The Company is currently evaluating the impact SFAS 158 will have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to Statement SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the Company, FIN 48 will be

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

effective for our 2008 fiscal year. Differences between the amounts recognized prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases or decreases in future effective tax rates, and/or increases in future effective tax rate volatility.

In February 2007, FASB Issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (SFAS 159). The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, or our 2009 fiscal year, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company has not completed its analysis but does not expect the adoption of SFAS 159 to have a material effect on the Company’s financial condition.

Note 2. Acquisitions

Lone Star Medical Products, Inc. (Lone Star): On November 2, 2006, Cooper acquired all of the outstanding shares of Lone Star, a manufacturer of medical devices that improve the management of the surgical site, most notably the Lone Star Retractor System, which places a retraction ring around the surgical incision providing greater exposure of the surgical field.

We paid $27.2 million in cash for Lone Star and have initially ascribed $20.4 million to goodwill, negative $0.8 million to working capital (including acquisition costs of $2.6 million), $5.5 million to other intangible assets and $4.3 million to property, plant and equipment, and we assumed $2.2 million of long-term debt. The debt was repaid shortly after closing. The allocation of the purchase price is subject to refinement as we are currently obtaining a third-party valuation of the business, using income approach valuation methodology. Subsequent adjustments could be material. Research and development assets, if any, with no alternative future use will be written off to research and development on our consolidated statement of income once determined.

Note 3. Acquisition and Restructuring Costs

When acquisitions are recorded, we accrue for the estimated direct costs in accordance with applicable accounting guidance including Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3) of severance and plant/office closure costs of the acquired business. Management with the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

appropriate level of authority have completed, or in the case of Lone Star are in the process of developing, their assessment of exit activities of the acquired companies and have substantially completed their plans. In addition, we also accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence. There were no adjustments of accrued acquisition costs included in the determination of net income for the reported periods.

Below is a summary of activity related to accrued acquisition costs for the three months ended January 31, 2007.

Description	Balance Oct. 31, 2006	Additions	Payments	Balance Jan. 31, 2007
	(In thousands)
Plant shutdown	$4,813	$745	$464	$5,094
Severance	10,473	921	185	11,209
Contingent consideration	12,252	—	—	12,252
Legal and consulting	5,705	735	408	6,032
Preacquisition liabilities	768	—	768	—
Other	2,890	241	952	2,179

	$36,901	$2,642	$2,777	$36,766

In connection with the Ocular Sciences Inc. (Ocular) acquisition, we are progressing through our integration plan that is designed to optimize operational synergies of the combined companies. These activities include integrating duplicate facilities and expanding utilization of preferred manufacturing and distribution practices. Integration activities began in January 2005 and are expected to continue through 2007.

We estimate that the total restructuring costs under this integration plan, exclusive of accrued acquisition related costs, will be approximately $45 – $50 million, of which approximately $25 - $30 million is cash related, and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. The following table summarizes the restructuring costs incurred through January 31, 2007.

	Plant Shutdown	Severance	Asset Impairments	Other	Total
	(In millions)
Restructuring costs incurred:
Through October 31, 2006	$2.6	$4.4	$3.4	$9.4	$19.8
For the three-month period ended January 31, 2007	0.7	—	—	1.2	1.9

	$3.3	$4.4	$3.4	$10.6	$21.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 4. Inventories, Net

	January 31, 2007	October 31, 2006
	(In thousands)
Raw materials	$34,579	$31,368
Work-in-process	22,206	19,774
Finished goods	191,236	185,370

	$248,021	$236,512

Inventories are stated at the lower of average cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 5. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of November 1, 2005	$1,047,538	$121,511	$1,169,049
Net (reductions) additions during the year ended October 31, 2006	(2,339)	48,204	45,865
Other adjustments*	2,170	—	2,170

Balance as of October 31, 2006	$1,047,369	$169,715	$1,217,084
Net (reductions) additions during the three-month period ended January 31, 2007	(490)	20,620	20,130
Other adjustments*	830	—	830

Balance as of January 31, 2007	$1,047,709	$190,335	$1,238,044

*	Primarily translation differences in goodwill denominated in foreign currency.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	As of January 31, 2007		As of October 31, 2006
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Other Intangible Assets
Trademarks	$2,392	$255	$1,807	$231
Technology	90,959	21,771	88,950	19,739
Shelf space and market share	76,530	10,320	73,486	9,007
License and distribution rights and other	17,070	5,445	17,070	5,176

	186,951	$37,791	181,313	$34,153

Less accumulated amortization and translation	37,791		34,153

Other intangible assets, net	$149,160		$147,160

We estimate that amortization expense is about $14.4 million for each of the years in the five-year period ending October 31, 2011.

During the first fiscal quarter of 2007, payments of $4.2 million related to a license agreement to distribute gynecological medical devices were written-off as acquired in-process research and development, as the products are pending Food and Drug Administration approval.

Note 6. Debt

	January 31, 2007	October 31, 2006
	(In thousands)
Short-term:
Overdraft facilities	$36,126	$23,516
Current portion of long-term debt	16	37,850

	$36,142	$61,366

Long-term:
Convertible senior debentures, net of discount of $2,360 and $2,396	112,640	$112,604
Revolver	354,500	605,300
Senior notes	350,000	—
Other	395	1,232

	817,535	719,136
Less current portion	16	37,850

	$817,519	$681,286

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Credit Facility: On January 31, 2007, Cooper refinanced its existing $750 million syndicated bank credit facility, which consisted of a $250 million term loan and a $500 million revolving credit facility, with a new $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% of Senior Notes, described below. The refinancing extends the maturity and provides additional borrowing flexibility along with lower overall pricing relative to the prior agreement. In addition, the Company has the ability from time to time to increase the size of the Revolver by up to an additional $250 million. KeyBank led the Revolver refinancing, which resulted in a number of the banks retaining or increasing their participation in the agreement. The Revolver matures on January 31, 2012.

Interest rates for the Revolver are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 150 basis points. As of January 31, 2007, the additional basis points were 150.

The Revolver:

•	Requires that the ratio of Consolidated Pro Forma EBITDA to Consolidated Interest Expense (as defined, “Interest Coverage Ratio”) be at least 3.0 to 1.0 at all times.

•

Requires that the ratio of Consolidated Funded Indebtedness to Consolidated Pro Forma EBITDA (as defined, “Total Leverage Ratio”) be no higher than 4.00 to 1.00 from January 31, 2007 through October 31, 2009 and 3.75 to 1.00 thereafter.

At January 31, 2007, the Company’s Interest Coverage Ratio was 6.92 to 1.00 and the Total Leverage Ratio was 3.56 to 1.00.

The Company wrote off about $0.9 million of debt issuance costs in interest expense as a result of extinguishing the term loan. The remaining $1.7 million of existing debt issuance costs and the $10.4 million of costs incurred to refinance the Revolver and Notes are carried in other assets and amortized to interest expense over the life of the credit facility.

At January 31, 2007, we had $295.3 million available under the Revolver:

(In millions)
Amount of Revolver	$650.0
Outstanding loans	(354.7	)*

Available	$295.3

*	Includes $0.2 million in letters of credit

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Senior Notes: On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes (the Notes) due February 15, 2015. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Notes pay interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. We may redeem some or all of the Notes at any time prior to February 15, 2011 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and a premium. We may redeem some or all of the Notes at any time on or after February 15, 2011, at the redemption prices (expressed as percentages of principal amounts) set forth below, plus accrued and unpaid interest to the redemption date and additional interest (if we fail to comply with certain obligations under the registration rights agreement that we entered in connection with the Notes (Additional Interest)), if any, on the Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Year	Percent
2011	103.563%
2012	101.781%
2013 and thereafter	100.000%

In addition, prior to February 15, 2010, we may redeem up to 35% of the Notes at a price equal to 107.125% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and Additional Interest, if any, on the Notes redeemed to the applicable redemption date, from the proceeds of certain equity offerings.

Net proceeds from the issuance totaled approximately $342.6 million.

Under the indenture governing the Notes, our ability to incur indebtedness and pay distributions is subject to restrictions and the satisfaction of various conditions. In addition, the indenture imposes restrictions on certain other customary matters, such as limitations on certain investments, transactions with affiliates, the incurrence of liens, sale and leaseback transactions, certain asset sales and mergers.

The Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured obligations and senior to our subordinated indebtedness. The Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing that indebtedness. On the issue date, certain of our direct and indirect subsidiaries entered into unconditional guarantees of the Notes that are unsecured. These guarantees rank equally with all existing and future unsecured senior obligations of the guarantors and are effectively subordinated to existing and future secured debt of the guarantors to the extent of the assets securing that indebtedness. The Notes are structurally subordinated to indebtedness and other liabilities, including payables, of our non-guarantor subsidiaries.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

European Credit Facility: On August 24, 2005, Cooper entered into a $40 million credit facility, in the form of a continuing and unconditional guaranty, with Bank of America on behalf of certain of its European subsidiaries for cash management purposes.

On November 1, 2006, the Company entered into a $45 million European credit facility with CitiGroup in the form of a continuing and unconditional guaranty, which replaced the European overdraft facility with Bank of America. The Company will pay to CitiGroup all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all debit balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under the guaranty. At January 31, 2007, $20.4 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 4.64%.

Japan Credit Facility: On February 22, 2006, the Company entered into a $15 million Yen-denominated credit facility allowing the Company to better manage its cash in Japan. The Company also provided a continuing and unconditional guaranty to the bank on behalf of its Japanese subsidiary, CooperVision K.K. The Company will pay to the bank all forms of indebtedness in Yen upon demand by the bank. Interest expense is calculated on the outstanding balance based on the EuroYen rate plus a 1% fixed spread. At January 31, 2007, $13.9 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 1.13%.

Note 7. Derivative Instruments

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to minimize transaction, remeasurement and specified economic exposures with derivatives instruments. The gains and losses on the foreign exchange forward contracts are intended to at least partially offset the transaction gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for trading or speculative purposes. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as cash flow hedges, must be recognized currently in earnings.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cash Flow Hedging

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

Interest Rate Swaps

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at fiscal quarter ends using the hypothetical derivative method. The remaining swaps have been and are expected to remain highly effective for the life of the hedges. The fixed rates on the outstanding swaps are between 3.905% and 4.015%. As of January 31, 2007, the fair value of the outstanding swaps, approximately $3.3 million, was recorded as an asset and the effective offset is recorded in other comprehensive income (OCI) in our Consolidated Balance Sheet.

On January 31, 2007, Cooper refinanced its existing $750 million syndicated bank credit facility, which consisted of a $250 million term loan and a $500 million revolving credit facility, with a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% Senior Notes. As of January 31, 2007, approximately $354.5 million of the $650 million revolving facility is outstanding. As part of this new debt structure, the Company terminated an interest rate swap with a notional value of $125 million on January 30, 2007. This interest rate swap was set to mature on February 9, 2009, and the Company settled it and received $1.1 million from the counterparty. As a result of the termination of the interest rate swap, the Company realized a gain of approximately $1 million. The Company will amortize this gain from OCI to interest expense over the original life of the interest rate swap. During the three months ended January 31, 2007, approximately $27,000 of effective gains were amortized from OCI to interest expense. Effective amounts are amortized to interest expense as the related hedged expense is incurred. As of January 31, 2007, we estimated that approximately $0.5 million will be amortized during fiscal year 2007. During the three months ended January 31, 2007, approximately $0.2 million of ineffective gains were reclassified from OCI to interest expense.

Note 8. Earnings Per Share (EPS)

	Three Months Ended January 31,
	2007	2006
	(In thousands, except for per share amounts)
Net income	$5,348	$17,954
Add interest charge applicable to convertible debt, net of tax	523	522

Income for calculating diluted earnings per share	$5,871	$18,476

Basic:
Weighted average common shares	44,568	44,497

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Basic earnings per common share	$0.12	$0.40

Diluted:
Weighted average common shares	44,568	44,497
Effect of dilutive stock options	416	527
Shares applicable to convertible debt	2,590	2,590

Diluted weighted average common shares	47,574	47,614

Diluted earnings per common share	$0.12	$0.39

For the three months ended January 31, 2007 and 2006, we excluded 3,224,533 and 2,137,216 (exercise prices of $52.40-$80.51 and $62.60-$80.51, respectively) options to purchase Cooper’s common stock, respectively, from the computation of diluted EPS because their exercise prices were above the average market price.

Note 9. Share-Based Compensation Plans

The Company has two share-based compensation plans, which include stock options and restricted stock awards. The Second Amended and Restated 2001 Long-Term Incentive Plan (2001 LTIP) and the 2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan) are the only plans with stock awards currently available for grant as of January 31, 2007. The 2006 Directors Plan has replaced the 1996 Long-Term Incentive Plan for Non-Employee Directors (1996 Directors Plan), which expired in November 2005 by its terms.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Share-Based Compensation

Compensation cost associated with share-based awards recognized in fiscal 2007 and fiscal 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options and restricted stock awards were as follows:

	Three Months Ended January 31,
	2007	2006
	(In millions)
Selling, general and administrative expenses	$6.7	$4.8
Cost of products sold	0.3	—
Research and development expenses	0.2	0.1
Capitalized in inventory	0.5	0.3

Total compensation	$7.7	$5.2

Related income tax benefit	$2.0	$1.4

Cash received from options exercised under all share-based payment arrangements for the three months ended January 31, 2007 and 2006 was approximately $1.5 million and $2.5 million, respectively.

Details regarding the valuation and accounting for stock options follow.

The fair value of each share-based award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and fair value assumptions. The expected life of the awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

grant, historical implied volatility of the Company’s publicly-traded options, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant. The fair value of each option award granted during the three months ended January 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option valuation model and weighted-average assumptions in the following table.

	Three Months Ended January 31,
	2007	2006
Expected life	2.8 to 5.16 years	3.56 to 5.16 years
Expected volatility	30.0% to 30.4%	29.5% to 30.8%
Risk-free interest rate	4.47% to 4.73%	4.37% to 4.52%
Dividend yield	0.09%	0.09%

The status of the Company’s stock option plans at January 31, 2007, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2006	4,988,468	$52.73
Granted	142,400	$57.78
Exercised	(28,500)	$51.16
Forfeited or expired	(36,250)	$67.95

Outstanding at January 31, 2007	5,066,118	$52.85	6.62	—

Vested and exercisable at January 31, 2007	2,189,777	$40.47	6.02	$21,487,569

The weighted-average fair value of each option granted during the three months ended January 31, 2007, estimated as of the grant date using the Black-Scholes option pricing model, for the 2001 LTIP was $10.61. For the 2006 Directors Plan, the weighted-average fair value of each option granted for the three months ended January 31, 2007 was $20.36. The total intrinsic value of options exercised during the three months ended January 31, 2007 was $0.3 million. The expected requisite service periods for options granted in the three months ended January 31, 2007 for employees was 33 months. Directors options and restricted stock grants are expensed on the date of grant as the 2006 Directors Plan does not contain a substantive future requisite service period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Stock awards outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant. Options granted under the 2001 LTIP generally vest over three and one-half to five years based on market and service conditions and expire no later than either five or ten years after the grant date. Options granted under the 2006 Directors Plan and the 1996 Directors Plan generally vest upon achievement of a market condition or in five years and expire no later than ten years after the grant date. Effective November 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of January 31, 2007, there was approximately $41 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.28 years.

Note 10. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first quarter of fiscal 2007 was 21.2 percent. U.S. generally accepted accounting principles (GAAP) require that the projected fiscal year ETR be included in the year-to-date results. The ETR used to record the provision for income taxes for the three-month period ended January 31, 2006 was 11 percent. The increase in the 2007 ETR reflects certain expenses associated with the Ocular integration plan impacting jurisdictions with lower tax rates.

The Company has not provided for Federal income tax on approximately $399 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the United States indefinitely.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cooper’s results of operations for the three months ended January 31, 2007 and 2006 reflect the following pension costs.

	Three Months Ended January 31,
	2007	2006
	(In thousands)
Components of net periodic pension cost:
Service cost	$715	$740
Interest cost	453	388
Expected return on assets	(458)	(421)
Amortization of prior service cost	7	6
Amortization of transition obligation	6	8
Recognized net actuarial loss	43	116

Net periodic pension cost	$766	$837

No pension contributions were made during either period.

Note 12. Cash Dividends

We paid a semiannual dividend of approximately $1.3 million or 3 cents per share on January 5, 2007, to stockholders of record on December 15, 2006.

Note 13. Contingencies

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

On September 29, 2006, the Company and the individual defendants moved to dismiss the consolidated complaint. A hearing on the motion is currently scheduled for May 4, 2007. The Company intends to vigorously defend this matter.

On March 17, 2006, Eben Brice filed a purported shareholder derivative complaint in the United States District Court for the Central District of California, Case No. 8:06-CV-00300-CJC-RNB, against several current and former officers and directors of the Company. The Company is named as a “nominal defendant.” Following the filing of the first purported shareholder derivative lawsuit, three similar purported shareholder derivative suits were filed in the United States District Court for the Central District of California. All four actions have been consolidated under the heading In re Cooper Companies, Inc. Derivative Litigation, and the Court selected a lead plaintiff and lead counsel.

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

On November 21, 2006, CooperVision filed a lawsuit against CIBA in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 7,134,753 and 7,133,174 by, among other things, making, using, selling and offering to sell its O2Optix toric line of contact lenses. On December 11, 2006, CIBA filed an answer denying infringement and asserting certain affirmative defenses. The Court has set a trial date of January 8, 2008.

Note 14. Business Segment Information

Cooper uses operating income, as presented in our financial reports, as the primary measure of segment profitability. We do not allocate costs from corporate functions to the segments’ operating income. Items below operating income are not considered when measuring the profitability of a segment. We use the same accounting policies to generate segment results as we do for our consolidated results.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are property, plant and equipment.

Segment information:

	Three Months Ended January 31,
	2007	2006
	(In thousands)
Net sales to external customers:
CVI	$183,622	$175,626
CSI	35,798	30,113

	$219,420	$205,739

Operating income:
CVI	$24,034	$37,027
CSI	1,844	5,275
Corporate	(10,116)	(8,588)

Total operating income	15,762	33,714
Interest expense	9,792	8,428
Other income (expense), net	819	(5,163)

Income before income taxes	$6,789	$20,123

	January 31, 2007	October 31, 2006
	(In thousands)
Identifiable assets:
CVI	$2,106,430	$2,049,557
CSI	283,237	248,382
Corporate	79,329	54,662

Total	$2,468,996	$2,352,601

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

Geographic information:

	Three Months Ended January 31,
	2007	2006
	(In thousands)
Net sales to external customers by country of domicile:
United States	$105,700	$101,501
Europe	69,682	62,197
Rest of world	44,038	42,041

Total	$219,420	$205,739

	January 31, 2007	October 31, 2006
	(In thousands)
Long-lived assets by country of domicile:
United States	$228,715	$217,749
Europe	299,463	270,789
Rest of world	8,005	7,819

Total	$536,183	$496,357

Note 15. Subsequent Events

Acquisition of Wallach Surgical Devices, Inc. (Wallach): On February 22, 2007, CSI acquired all of the outstanding shares of Wallach for $20 million in cash. Wallach’s products consist of various diagnostic and therapeutic medical instruments primarily for in-office use in women’s healthcare and other specialty instruments relating to dermatology, ophthalmology, anesthesiology, dentistry and veterinary medicine. We are in the process of obtaining a third-party valuation of the business using income approach valuation methodology. Research and development assets, if any, with no alternative future use will be written off to research and development on our consolidated statement of income once determined.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Financial Statements.

Forward-Looking Statements: This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include certain statements about the integration of the Ocular business, our capital resources, performance and results of operations. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions, planned product launches and results of operations are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Discussions of strategy, plans or intentions often contain forward-looking statements. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. These include the risk that acquired businesses will not be integrated successfully into CVI and CSI, including the risk that the Company may not continue to realize anticipated benefits from its cost-cutting measures and inherent in accounting assumptions made regarding the acquisitions; the risks that CVI’s new products will be delayed or not occur at all, or that sales will be limited following introduction due to manufacturing constraints or poor market acceptance; risks related to implementation of information technology systems covering the Company’s businesses and any delays in such implementation or other events which could result in management having to report a material weakness in the effectiveness of the Company’s internal control over financial reporting in its 2007 Annual Report on Form 10-K; risks with respect to the ultimate validity and enforceability of the Company’s patent applications and patents and the possible infringement of the intellectual property of others; and the impact of the Lone Star and Wallach acquisitions on CSI’s and the Company’s revenue, earnings and margins.

Events, among others, that could cause our actual results and future actions of the Company to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing or distribution facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, variations in stock option expenses caused by stock price movement or other assumptions inherent in accounting for stock options, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, cost of complying with corporate governance requirements, changes in tax laws or their interpretation, changes in geographic profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, the adverse effects of natural disasters on patients, practitioners and product distribution, cost of business divestitures, changes in expected utilization of recognized net operating loss carry forwards, the requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill, changes in accounting principles or estimates and other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors”

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

sections in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, as such Risk Factors may be updated in quarterly filings. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

Results of Operations

In this section we discuss the results of our operations for the first quarter of fiscal 2007 and compare them with the same period of fiscal 2006. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

First Quarter Highlights:

•	Sales of $219.4 million, up 7%, 4% in constant currency.

•	Gross profit up 1%.

•	Operating income down 53% to $15.8 million.

•

Results include $7.2 million of stock option expenses, $4.2 million write-off of acquired in-process research and development, $5.3 million of production start up costs, $6.6 million of other restructuring and integration costs including $3.5 million of distribution rationalization costs, $1.9 million of intellectual property and securities litigation costs and a $0.9 million write-off of net deferred financing costs.

•	Diluted earnings per share of 12 cents, down from 39 cents.

Outlook

We are in the process of developing and launching a number of new contact lens products that we believe will result in Cooper continuing to have a broad and competitive product line. New products planned for introduction over the next two years include lenses utilizing silicone hydrogel materials and new lens designs, including multifocal lenses. Contact lenses utilizing silicone hydrogel materials have grown significantly, and this material has become a major product material in the industry. The Company has launched one silicone hydrogel lens design with sales in Europe and a limited rollout in the United States. While initial customer reaction from this lens has been favorable, our future growth may be limited by several critical factors relating to silicone hydrogel materials. We face normal challenges associated with developing a new manufacturing platform and are incurring additional manufacturing costs as we attempt to ramp up silicone hydrogel volumes and improve efficiencies. We are also engaged in litigation with regard to our silicone hydrogel product and certain lens design patents. We believe that our ability to succeed with silicone hydrogel products will be an important factor affecting future levels of sales growth and profitability.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Regarding capital resources, we believe that cash and cash equivalents on hand of $23.5 million plus cash from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We expect capital expenditures in fiscal 2007 of approximately $160 million, primarily to expand manufacturing capacity, consolidate distribution centers and for information technology.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended January 31,		% Growth
	2007	2006
Net sales	100%	100%	7%
Cost of sales	41%	37%	17%

Gross profit	59%	63%	1%
Selling, general and administrative expense	44%	41%	15%
Research and development expense	5%	3%	87%
Restructuring costs	1%	1%	39%
Amortization of intangibles	2%	2%	(2%)

Operating income	7%	16%	(53%)

Net Sales: Cooper’s two business units, CooperVision and CooperSurgical, generate all its revenue:

•	CVI markets, develops and manufacturers a broad range of contact lenses for the worldwide vision care market.

•	CSI markets, develops and manufacturers medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $13.7 million, or 7%:

	Three Months Ended January 31,		% Increase
	2007	2006
	($ in millions)
CVI	$183.6	$175.6	5%
CSI	35.8	30.1	19%

	$219.4	$205.7	7%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CVI Net Sales by Market:

	Three Months Ended January 31,

	2007	2006	Growth
Segment	($ in millions)
Americas	$81.4	$83.8	(3%)
Europe	70.4	63.4	11%
Asia-Pacific	31.8	28.4	12%

Total	$183.6	$175.6	5%

CVI’s worldwide net sales grew 5% in the quarter, 1% in constant currency. Americas sales declined 3% as reported and in constant currency. European sales grew 11%, 2% in constant currency. Sales to the Asia-Pacific region grew 12% as reported and in constant currency.

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

Although these shifts generally favor CVI’s core product lines of specialty lenses, PC Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses, which now comprise 68% of CVI’s worldwide business, it is important that CVI develop a range of silicone hydrogel products. In fiscal 2006, CVI commenced sales of a silicone hydrogel product in Europe and a limited rollout in the United States and is in the process of expanding its manufacturing capacity to grow sales.

Definitions: Contact lens revenue includes sales of conventional, disposable, long-term extended wear lenses and single-use spherical lenses, some of which are aspherically designed, and specialty lenses—toric lenses, cosmetic lenses and multifocal lenses.

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

Net sales for the quarter grew 5% with single-use spheres up 22%, at $25.3 million, all disposable spheres up 5% and total spheres up 4%. Disposable toric sales grew 15%, disposable multifocal sales were up 17% and total toric sales grew 8%. CVI’s line of specialty lenses grew 9% during the quarter. Proclear products continued global market share gains as Proclear toric sales increased 43% to $10.4 million, Proclear spheres, including Biomedics XC increased 21% to $21.5 million and Proclear multifocal lenses, including Biomedics XC, increased 51% to $6.7 million.

Sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix have influenced revenue growth, average realized prices by product have not materially influenced revenue growth.

CSI Net Sales: CSI’s first quarter net sales increased 19% to $35.8 million. CSI’s organic sales grew about 10% over last year’s first quarter. Women’s healthcare products used primarily by obstetricians and gynecologists generate about 93% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. CSI’s acquisition during the period did not significantly affect Cooper’s results of operations. While unit growth and product mix have influenced organic revenue growth, average realized prices by product have not materially influenced organic revenue growth.

Cost of Sales/Gross Profit: Gross profit as a percentage of net sales (margin) was:

	Margin Three Months Ended January 31,
	2007	2006
CVI	59%	64%
CSI	60%	57%
Consolidated	59%	63%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

CVI’s margin was 59% for the first quarter of fiscal 2007 compared with 64% for the first quarter last year, as a result of manufacturing inefficiencies related to new products and integration activities, changing product mix and unfavorable foreign currency that flowed through cost of sales. The changing product mix included a shift to lower margin sphere products, including single-use spheres that represented 14% of lens sales in the current period compared to 12% in the first quarter of fiscal 2006. CVI’s fiscal 2007 cost of sales include stock option expense, production start-up costs for our new silicone hydrogel products and costs related to our conversion of single-use lenses to new strip-blister packaging. These costs amounted to $6.2 million or 3% of sales in the three-month period. For 2006, cost of sales included restructuring costs and profits and losses associated with product lines being phased out, which were less than 1% of sales in the three-month period. Manufacturing inefficiencies associated with the ramp up of new products and plant realignment activities are expected to continue throughout the remainder of the year.

CSI’s margin was 60%, compared with 57% for the first quarter last year. Higher gross margin reflects the changing product mix and continuing efficiencies associated with recent acquisitions.

Selling, General and Administrative (SGA) Expense:

	Three Months Ended January 31,
		% Net Sales		% Net Sales
	2007		2006		% Increase
	($ in millions)
CVI	$73.9	40%	$65.1	37%	13%
CSI	13.5	38%	10.7	36%	27%
Headquarters	10.1	N/A	8.6	N/A	18%

	$97.5	44%	$84.4	41%	15%

In the first quarter of fiscal 2007, consolidated SGA increased 15% and was 44% of revenue compared to 41% of sales in the first quarter of fiscal 2006. The increase in SGA is primarily due to restructuring and integration costs, including the rationalization of distribution centers that increased to $4.1 million from $835,000 in the first quarter of fiscal 2006 and intellectual property and securities litigation costs of $1.9 million that were not in the prior period along with costs to support the increase in sales. We expect litigation expenses related to intellectual property matters and the securities litigation to continue to be significant in 2007. Corporate headquarters’ expenses in 2007, which increased 18% to $10.1 million, include $4.6 million of share-based compensation expense compared to $3.4 million in the prior year.

Research and Development Expense: During the first fiscal quarter, CVI’s research and development expenditures were $5.8 million, up 10% over the first quarter of fiscal 2006 and were 3% of sales in both periods. CVI’s research and development activities include programs to develop silicone hydrogel products and single-use product lines.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CSI’s research and development expenditures were $1.2 million, before a $4.2 million charge for acquired in-process research and development, up 68% over the first quarter of fiscal 2006. CSI’s research and development activities include the upgrade and redesign of many CSI osteoporoses, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

Operating Income: Operating income decreased by $18 million, or 53%, in the first quarter:

	Three Months Ended January 31,
	2007	% Net Sales	2006	% Net Sales	% Increase
	($ in millions)
CVI	$24.1	13%	$37.0	21%	(35)%
CSI	1.8	5%	5.3	18%	(65)%
Headquarters	(10.1)	N/A	(8.6)	N/A	(18)%

	$15.8	7%	$33.7	16%	(53)%

Interest Expense: Interest expense decreased by $2.7 million or 22%. In the first quarter of 2007 and 2006, we wrote off debt issuance costs related to extinguished credit agreements of $882,000 and $4.1 million, respectively. The decrease was partially offset by interest expense incurred on higher average borrowings in 2007 compared to 2006.

Other Income (Expense), Net:

	Three Months Ended January 31,
	2007	2006
	(In millions)
Interest income	$0.3	$—
Foreign exchange gain (loss)	0.8	(0.8)
Other	(0.3)	(0.3)

	$0.8	$(1.1)

Provision for Income Taxes: We recorded tax expense of $1.4 million in the first quarter of fiscal 2007 compared to $2.2 million in the first quarter of fiscal 2006. The effective tax rate for the first quarter of fiscal 2007 (provision for taxes divided by income before taxes) was approximately 21 percent compared to approximately 11 percent for the first quarter of fiscal 2006. The increase in the 2007 ETR reflects certain expenses associated with the Ocular integration plan impacting jurisdictions with lower tax rates.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Share-Based Compensation Plans: Compensation cost associated with share-based awards recognized in fiscal 2007 and fiscal 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options and restricted stock awards were as follows:

	Three Months Ended January 31,

	2007	2006
	(In millions)
Selling, general and administrative expenses	$6.7	$4.8
Cost of products sold	0.3	—
Research and development expenses	0.2	0.1
Capitalized in inventory	0.5	0.3

Total compensation	$7.7	$5.2

Related income tax benefit	$2.0	$1.4

Cash received from options exercised under all share-based payment arrangements for the three months ended January 31, 2007 and 2006 was approximately $1.5 million and $2.5 million, respectively.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

First Quarter Highlights:

•	Operating cash flow of $0.8 million vs. $29.3 million in the first quarter of fiscal 2006.

•	Cash payments for acquisitions totaled $33.9 million.

•	Expenditures for purchases of property, plant and equipment (PP&E) $50.0 million vs. $42.2 million in 2006’s first quarter.

Comparative Statistics ($ in millions):

	January 31, 2007	October 31, 2006
Cash and cash equivalents	$23.5	$8.2
Total assets	$2,469.0	$2,352.6
Working capital	$263.8	$180.3
Total debt	$853.7	$742.7
Stockholders’ equity	$1,402.6	$1,378.5
Ratio of debt to equity	0.61:1	0.54:1
Debt as a percentage of total capitalization	38%	35%
Operating cash flow—twelve months ended	$122.0	$150.5

Operating Cash Flow: Cash flow provided by operating activities totaled $0.8 million in the first quarter of fiscal 2007 and $122 million over the twelve-month period ended January 31, 2007.

Working capital increased $83.5 million in the first quarter of fiscal 2007 due to increases of $15.3 million in cash, $10.2 million in receivables, $11.5 million in inventory, $1.4 million in prepaids and other assets and decreases of $21 million in current accrued liabilities and accounts payable and $25.2 million in short term debt. This activity was partially offset as current deferred tax assets decreased $1.1 million. The significant increase in working capital is primarily due to the refinancing of Cooper’s credit facility, which reduced the current portion of debt, along with the building of inventory in anticipation of new product launches and distribution center consolidations and increasing sales levels.

At the end of the first quarter of fiscal 2007, Cooper’s inventory months on hand (MOH) increased to 8.3 from 7.8 in last year’s first quarter as inventory was built to support new product launches and distribution center consolidations. Also, our days sales outstanding (DSO) decreased to 64 days from 68 days in last year’s first quarter. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Investing Cash Flow: The cash outflow of $83.9 million from investing activities was driven by payments of $33.9 million for acquisitions and capital expenditures of $50.0 million, used primarily to expand manufacturing capacity, consolidate distribution centers and continue the rollout of new information systems. Subsequent to the end of the period, CSI acquired Wallach Surgical Devices, Inc. for $20 million in cash.

Financing Cash Flow: The cash inflow of $98.6 million from financing activities was driven by net proceeds from long-term debt of $98.4 million, net proceeds from short-term debt of $10.4 million and $1.5 million from the exercise of stock options, partially offset by payment of debt acquisition costs of $10.4 million and dividends on our common stock of $1.3 million paid in the first quarter of 2007.

Estimates and Critical Accounting Policies

Management estimates and judgments are an integral part of financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). We believe that the critical accounting policies described in this section address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods.

•

Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured. For contact lenses as well as CSI medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business since a high percentage of our revenue is from direct sales to doctors.

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

•

Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142). We no longer amortize goodwill. The SFAS 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. When available and as appropriate, we use comparative market multiples to corroborate fair value results. A reporting unit is the level of reporting at which goodwill is tested for impairment.

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2006, and our analysis indicated that we had no impairment of goodwill. The valuation of each of our reporting units was determined using a combination of discounted cash flows, an income valuation approach and the guideline company method, a market valuation approach.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

•

Income taxes – The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

•

Share-based compensation – Effective November 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) as interpreted by SEC Staff Accounting Bulletin No. 107, using the modified prospective transition method. Prior periods have not been restated. See Note 10. Stock Plans in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, for a further description of the impact of the adoption of SFAS 123R and the Company’s share-based compensation plans.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for financial statements as of the end of fiscal years ending after December 15, 2006. The Company is currently evaluating the impact SFAS 158 will have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to Statement SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the Company, FIN 48 will be effective for our 2008 fiscal year. Differences between the amounts recognized prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases or decreases in future effective tax rates, and/or increases in future effective tax rate volatility.

In February 2007, FASB Issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (SFAS 159). The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, or our 2009 fiscal year, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company has not completed its analysis but does not expect the adoption of SFAS 159 to have a material effect on the Company’s financial condition.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Risk Management

We are exposed to risks caused by changes in foreign exchange, principally our pound sterling and euro denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Revolver under our new credit facility varies with the London Interbank Offered Rate. The significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging approximately $250 million of variable rate debt effectively converting it to fixed rate debt for periods of up to one year.

Credit Facility

On January 31, 2007, Cooper refinanced its existing $750 million syndicated bank credit facility, which consisted of a $250 million term loan and a $500 million revolving credit facility, with a new $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% of Senior Notes, described below. The refinancing extends the maturity and provides additional borrowing flexibility along with lower overall pricing relative to the prior agreement. In addition, the Company has the ability from time to time to increase the size of the Revolver by up to an additional $250 million. KeyBank led the Revolver refinancing, which resulted in a number of the banks retaining or increasing their participation in the agreement. The Revolver matures on January 31, 2012.

Interest rates for the Revolver are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 150 basis points. As of January 31, 2007, the additional basis points were 150.

The credit agreement:

•	Requires that the ratio of Consolidated Pro Forma EBITDA to Consolidated Interest Expense (as defined, “Interest Coverage Ratio”) be at least 3.0 to 1.0 at all times.

•

Requires that the ratio of Consolidated Funded Indebtedness to Consolidated Pro Forma EBITDA (as defined, “Total Leverage Ratio”) be no higher than 4.00 to 1.00 from January 31, 2007 through October 31, 2009 and 3.75 to 1.00 thereafter.

At January 31, 2006, the Company’s Interest Coverage Ratio was 6.92 to 1.00 and the Total Leverage Ratio was 3.56 to 1.00.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

The Company wrote off about $0.9 million of debt issuance costs in interest expense as a result of extinguishing the term loan. The remaining $1.7 million of existing debt issuance costs and the $10.4 million of costs incurred to refinance the Revolver and Notes are carried in other assets and amortized to interest expense over the life of the credit facility.

Senior Notes

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes (the Notes) due February 15, 2015. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Notes pay interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. We may redeem some or all of the Notes at any time prior to February 15, 2011 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and a premium. We may redeem some or all of the Notes at any time on or after February 15, 2011, at the redemption prices (expressed as percentages of principal amounts) set forth below, plus accrued and unpaid interest to the redemption date and additional interest (if we fail to comply with certain obligations under the registration rights agreement that we entered in connection with the Notes (Additional Interest)), if any, on the Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Year	Percent
2013	103.563%
2014	101.781%
2013 and thereafter	100.000%

In addition, prior to February 15, 2010, we may redeem up to 35% of the Notes at a price equal to 107.125% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and Additional Interest, if any, on the Notes redeemed to the applicable redemption date, from the proceeds of certain equity offerings.

Net proceeds from the issuance totaled approximately $342.6 million.

Under the indenture governing the Notes, our ability to incur indebtedness and pay distributions is subject to restrictions and the satisfaction of various conditions. In addition, the indenture imposes restrictions on certain other customary matters, such as limitations on certain investments, transactions with affiliates, the incurrence of liens, sale and leaseback transactions, certain asset sales and mergers.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Concluded

The Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured obligations and senior to our subordinated indebtedness. The Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing that indebtedness. On the issue date, certain of our direct and indirect subsidiaries entered into unconditional guarantees of the Notes that are unsecured. These guarantees rank equally with all existing and future unsecured senior obligations of the guarantors and are effectively subordinated to existing and future secured debt of the guarantors to the extent of the assets securing that indebtedness. The Notes are structurally subordinated to indebtedness and other liabilities, including payables, of our non-guarantor subsidiaries.

The changes to our contractual obligations and expected maturity dates, including the new Revolver and Notes are:

Payments Due by Fiscal Period
	2007	2008 & 2009	2010 & 2011	2012 &Beyond
	($ in millions)
Long-term debt	$0.1	$—	$—	$819.9
Interest payments on long-term debt	51.4	102.7	102.7	83.7
Operating leases	23.1	34.6	27.2	45.7

	$74.6	$137.3	$129.9	$949.3

Expected Maturity Date
Fiscal Year	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	($ in millions)
Long-term debt:
Fixed interest rate	$—	$—	$—	$—	$—	$465.0	$465.0	$483.4
Average interest rate						6.0%
Variable interest rate	$—	$—	$—	$—	$—	$354.9	$354.9	$354.9
Average interest rate	4.1%	6.0%	6.9%	6.9%	6.9%	4.4%

Trademarks

Proclear and Biomedics are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report. PC Technology, Biomedics XC, Biofinity and Lone Star Retractor System are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2007, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of January 31, 2007, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

On September 29, 2006, the Company and the individual defendants moved to dismiss the consolidated complaint. A hearing on the motion is currently scheduled for May 4, 2007. The Company intends to vigorously defend this matter.

In re Cooper Companies, Inc. Derivative Litigation

On March 17, 2006, Eben Brice filed a purported shareholder derivative complaint in the United States District Court for the Central District of California, Case No. 8:06-CV-00300-CJC-RNB, against several current and former officers and directors of the Company. The Company is named as a “nominal defendant.” Following the filing of the first purported shareholder derivative lawsuit, three similar purported shareholder derivative suits were filed in the United States District Court for the Central District of California. All four actions have been consolidated under the heading In re Cooper Companies, Inc. Derivative Litigation, and the Court selected a lead plaintiff and lead counsel.

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

On November 21, 2006, CVI filed a lawsuit against CIBA in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 7,134,753 and 7,133,174 by, among other things, making, using, selling and offering to sell its O2Optix toric line of contact lenses. On December 11, 2006, CIBA filed an answer denying infringement and asserting certain affirmative defenses. The Court has set a trail date of January 8, 2008.

Item 1A.	Risk Factors

Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock or convertible debentures could decline. The risk factors set forth below were disclosed under “Risk Factors” in our Annual Report on Form 10-K for fiscal year ended October 31, 2006, and have been modified to reflect changes since that filing. These risks should be read in conjunction with the other information in this report and the 2006 Annual Report on Form 10-K.

Risks Relating to Our Business

We face risks associated with disruption of manufacturing and distribution operations and failure to develop new manufacturing processes that could adversely affect our profitability or competitive position.

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

CVI manufactures molded contact lenses, which represent a significant portion of our contact lens revenues, primarily at our facilities in the United Kingdom, Puerto Rico and Norfolk, Virginia. CSI manufactures the majority of its products in Trumbull, Connecticut. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities and because this process is expensive, we have generally not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

CVI distributes products out of Rochester, New York, and the United Kingdom and various smaller international distribution facilities. CSI’s products are primarily distributed out of its facility in Trumbull, Connecticut. Any prolonged disruption in the operations of our existing distribution facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations.

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

We may also seek to enforce our intellectual property rights on others through litigation. Our claims, even if meritorious, may be found invalid or inapplicable to a party we believe infringes or has misappropriated our intellectual property rights. See Part II, Item 1. Legal Proceedings (CIBA Vision). In addition, litigation can:

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

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements and assignment agreements, which generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, we cannot assure you that these confidentiality agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Furthermore, enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. If we are unable to maintain the proprietary nature of our technologies, we could lose competitive advantage and be materially adversely affected.

We rely on trademarks to establish a market identity for our products. To maintain the value of our trademarks, we might have to file lawsuits against third parties to prevent them from using trademarks confusingly similar to or dilutive of our registered or unregistered trademarks. Also, we might not obtain registrations for our pending or future trademark applications, and might have to defend our registered trademark and pending applications from challenge by third parties. Enforcing or defending our registered and unregistered trademarks might result in significant litigation costs and damages, including the inability to continue using certain trademarks.

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

Our competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our existing and planned products. Claims that our products infringe the proprietary rights of others often are not asserted until after commencement of commercial sales incorporating our technology.

Significant litigation regarding intellectual property rights exists in our industry. Third parties have made, and it is possible that they will make in future, claims of infringement against us or our contract manufacturers in connection with their use of our technology. See Part II, Item 1. Legal Proceedings (Bausch & Lomb, CIBA Vision). Any claims, even those without merit, could:

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

However, we cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale, manufacture, or distribution of some of our products and, therefore, could have a material adverse effect on our business.

A successful claim of infringement against us or our contract manufacturers in connection with the use of our technology, in particular if we are unable to manufacture or sell any of our planned products in any major market, could adversely affect our business.

We face risks related to environmental matters.

Our facilities are subject to a broad range of federal, state, local and foreign environmental laws and requirements, including those governing discharges to the air and water, the handling or disposal of solid and hazardous substances and wastes, remediation of contamination associated with the release of hazardous substances at our facilities and offsite disposal locations and occupational safety and health. We have made, and will continue to make, expenditures to comply with such laws and requirements. Future events, such as changes in existing laws and regulations, or the enforcement thereof, or the discovery of contamination at our facilities, may give rise to additional compliance or remediation costs that could have a material adverse effect on our business, results of operations and financial condition. Such laws and requirements are constantly changing, are different in every jurisdiction and can impose substantial fines and sanctions for violations. As a manufacturer of various products, we are exposed to some risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with any such claims.

We are conducting a voluntary clean-up at one of our sites in the state of New York. Although the workplan that we submitted to the state has been approved and we believe that the clean-up is proceeding in accordance with the workplan and our expectations, there can be no assurance that the clean-up will be completed within the timeframe and cost projected, that the expected results will be achieved, or that we will not identify alternate sources or higher levels of contamination. As such, there can be no assurance that material costs or liabilities will not be incurred in connection therewith.

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

In addition, our credit facility and the senior notes contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Changes in government regulation of the healthcare industry as well as third-party payors’ efforts to control the costs of healthcare could materially adversely affect our business.

In recent years, an increasing number of healthcare reform proposals have been formulated by the legislative and executive branches of the federal and state governments. These proposals could effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens.

There also continue to be efforts at the federal level to introduce various insurance market reforms, expanded fraud and abuse and anti referral legislation and further reductions in Medicare and Medicaid coverage and reimbursement. A broad range of both similar and more comprehensive healthcare reform initiatives is likely to be considered at the state level. Although it is uncertain which, if any, of these or other proposals will be adopted, the potential for adoption of these proposals affects or may affect our ability to market our products.

Any adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches. In addition, we may experience pricing pressures in connection with the sale of our products due to additional legislative proposals or healthcare reform initiatives, including those initiatives affecting coverage and reimbursement for our products. Future legislation and regulations may adversely affect the growth of the market for our products or demand for our products. We cannot predict the effect such reforms or the prospect of their enactment may have on our business.

In addition, third-party payors, whether governmental or commercial, whether inside the United States or abroad, increasingly attempt to contain or reduce the costs of healthcare. These cost-control methods include prospective payment systems, capitated rates, group purchasing, redesign of benefits, requiring pre-authorizations or second opinions prior to certain medical procedures, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. Although cost controls or other requirements imposed by third-party payors have not historically had a significant effect on contact lens prices or distribution practices, this could change in the future and could adversely affect our business, financial condition and results of operations.

Federal and state laws pertaining to healthcare fraud and abuse could materially adversely affect our business, results of operations.

We may be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial condition and results of operations. While we believe that our operations are in material compliance with such laws, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation, administrative or judicial interpretation, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description
4.1	Indenture, dated as of January 31, 2007, by and among The Cooper Companies, Inc., the Subsidiary Guarantors listed on the signatures pages thereto, and HSBC Bank USA, National Association, including the form of 7.125% Senior Notes due 2015, as incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007.

4.2	Registration Rights Agreement, dated as of January 31, 2007, by and among The Cooper Companies, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and KeyBanc Capital Markets, a division of McDonald Investments, Inc. as incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 6, 2007.

10.1	Credit Agreement, dated as of January 31, 2007, among The Cooper Companies, Inc., the lenders from time to time party thereto, KeyBank National Association, as sole bookrunner, a lead arranger, administrative agent, swing line lender and an LC issuer, Citigroup Global Markets Inc., as a lead arranger, JPMorgan Chase Bank, N.A., as syndication agent, Union Bank of California, N.A. and BMO Capital Markets Financing Inc., as co-documentation agents, and BNP Paribas, The Royal Bank of Scotland PLC and SunTrust Bank, as managing agents as incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 8, “Earnings per Share,” to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 9, 2007	/s/ Rodney E. Folden
Rodney E. Folden
Corporate Controller
(Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.	Page No.
4.1	Indenture, dated as of January 31, 2007, by and among The Cooper Companies, Inc., the Subsidiary Guarantors listed on the signatures pages thereto, and HSBC Bank USA, National Association, including the form of 7.125% Senior Notes due 2015, as incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007.

4.2	Registration Rights Agreement, dated as of January 31, 2007, by and among The Cooper Companies, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and KeyBanc Capital Markets, a division of McDonald Investments, Inc. as incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 6, 2007.

10.1	Credit Agreement, dated as of January 31, 2007, among The Cooper Companies, Inc., the lenders from time to time party thereto, KeyBank National Association, as sole bookrunner, a lead arranger, administrative agent, swing line lender and an LC issuer, Citigroup Global Markets Inc., as a lead arranger, JPMorgan Chase Bank, N.A., as syndication agent, Union Bank of California, N.A. and BMO Capital Markets Financing Inc., as co-documentation agents, and BNP Paribas, The Royal Bank of Scotland PLC and SunTrust Bank, as managing agents as incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 8, “Earnings per Share,” to the Consolidated Condensed Financial Statements in this report.