Form 10-Q
period 2007-04-30
COOPER COMPANIES INC
filed 2007-06-08
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2007
Common Stock, $.10 par value	44,783,966 Shares

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Net sales	$225,535	$211,397	$444,955	$417,136
Cost of sales	99,079	80,034	188,587	156,612

Gross profit	126,456	131,363	256,368	260,524
Selling, general and administrative expense	100,934	88,600	198,457	173,046
Research and development expense	7,957	13,914	19,068	19,846
Restructuring costs	2,842	866	4,707	2,206
Amortization of intangibles	4,192	3,503	7,843	7,232

Operating income	10,531	24,480	26,293	58,194
Interest expense	10,918	7,787	20,710	20,300
Other income (expense), net	9	(1,100)	828	(2,178)

(Loss) income before income taxes	(378)	15,593	6,411	35,716
Provision for income taxes	149	1,892	1,590	4,061

Net (loss) income	(527)	13,701	4,821	31,655
Add interest charge applicable to convertible debt, net of tax	—	523	—	1,045

(Loss) income for calculating diluted earnings per share	$(527)	$14,224	$4,821	$32,700

Earnings per share:
Basic	$(0.01)	$0.31	$0.11	$0.71

Diluted	$(0.01)	$0.30	$0.11	$0.69

Number of shares used to compute earnings per share:
Basic	44,645	44,520	44,606	44,508

Diluted	44,645	47,577	45,012	47,606

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	April 30, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,033	$8,224
Trade accounts receivable, net of allowance for doubtful accounts of $5,512 at April 30, 2007 and $5,523 at October 31, 2006	156,772	146,584
Inventories, net	261,612	236,512
Deferred tax assets	18,703	19,659
Prepaid expense and other current assets	49,423	45,972

Total current assets	498,543	456,951

Property, plant and equipment, at cost	717,717	637,428
Less: accumulated depreciation and amortization	161,614	141,071

	556,103	496,357

Goodwill	1,260,489	1,217,084
Other intangibles, net	147,493	147,160
Deferred tax assets	23,412	21,479
Other assets	23,709	13,570

	$2,509,749	$2,352,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$48,417	$23,516
Current portion of long-term debt	—	37,850
Accounts payable	52,434	66,080
Employee compensation and benefits	28,567	29,755
Accrued acquisition costs	24,530	36,901
Accrued income taxes	33,457	28,534
Other current liabilities	69,180	53,994

Total current liabilities	256,585	276,630

Long-term debt	817,446	681,286
Deferred tax liability	11,681	9,494
Accrued pension liability and other	6,297	6,682

Total liabilities	1,092,009	974,092

Commitments and Contingencies (see Note 13)
Stockholders' equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 45,111 at April 30, 2007 and 44,966 at October 31, 2006	4,511	4,497
Additional paid-in capital	1,009,880	993,713
Accumulated other comprehensive income	57,759	38,711
Retained earnings	351,484	348,000
Treasury stock at cost: 384 shares at April 30, 2007 and 418 shares at October 31, 2006	(5,894)	(6,412)

Stockholders' equity	1,417,740	1,378,509

	$2,509,749	$2,352,601

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,821	$31,655
Depreciation and amortization	32,939	29,273
Decrease in operating capital	(8,511)	(17,843)
Other non-cash items	19,185	33,279

Net cash provided by operating activities	48,434	76,364

Cash flows from investing activities:
Purchases of property, plant and equipment	(90,090)	(83,479)
Acquisitions of businesses, net of cash acquired	(68,793)	(61,235)

Net cash used in investing activities	(158,883)	(144,714)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	22,721	11,772
Repayments of long-term debt	(839,964)	(622,700)
Proceeds from long-term debt	938,200	662,750
Debt acquisition costs	(11,226)	(625)
Dividends on common stock	(1,337)	(1,335)
Excess tax benefit from share-based compensation Arrangements	176	1,510
Proceeds from exercise of stock options	5,313	2,500

Net cash provided by financing activities	113,883	53,872
Effect of exchange rate changes on cash and cash equivalents	375	207

Net increase (decrease) in cash and cash equivalents	3,809	(14,271)
Cash and cash equivalents—beginning of period	8,224	30,826

Cash and cash equivalents—end of period	$12,033	$16,555

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Net (loss) income	$(527)	$13,701	$4,821	$31,655
Other comprehensive income:
Foreign currency translation adjustment	10,675	9,472	19,875	12,353
Change in value of derivative instruments, net of tax	(3,347)	1,113	(827)	1,101
Minimum pension liability adjustment, net of tax	—	—	—	197

Other comprehensive income	7,328	10,585	19,048	13,651

Comprehensive income	$6,801	$24,286	$23,869	$45,306

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at April 30, 2007 and October 31, 2006, the consolidated results of its operations for the three and six months ended April 30, 2007 and 2006 and its cash flows for the six months ended April 30, 2007 and 2006. Most of these adjustments are normal and recurring. However, certain adjustments associated with recent acquisitions and the related financial arrangements are of a nonrecurring nature.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

•

Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142). The SFAS 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value of a reporting unit is determined to be less than the book value, a second step is performed to compute the amount of the impairment. When available and as appropriate, we use comparative market multiples to corroborate fair value results. A reporting unit is the level of reporting at which goodwill is tested for impairment.

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

•

Share-based compensation – Effective November 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) as interpreted by SEC Staff Accounting Bulletin No. 107, using the modified prospective transition method. Periods prior to adoption have not been restated. See Note 10. Stock Plans in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, for a further description of the impact of the adoption of SFAS 123R and the Company’s share-based compensation plans.

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

As share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

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

In February 2007, FASB Issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (SFAS 159). The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, or our 2009 fiscal year, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company has not completed its analysis but does not expect the adoption of SFAS 159 to have a material effect on the Company's financial condition.

Note 2. Acquisitions

Acquisition of Wallach Surgical Devices, Inc. (Wallach): On February 22, 2007, CSI acquired all of the outstanding shares of Wallach. Wallach’s products consist of various diagnostic and therapeutic medical instruments primarily for in-office use in women’s healthcare and other specialty instruments relating to dermatology, ophthalmology, anesthesiology, dentistry and veterinary medicine. We are in the process of obtaining a third-party valuation of the business using income approach valuation methodology. Research and development assets, if any, with no alternative future use will be written off to research and development in our consolidated statement of operations once determined.

We paid $20.0 million in cash for Wallach and have initially ascribed $16.7 million to goodwill, $0.5 million to working capital (including acquisition costs of $2.1 million), $4.7 million to other intangible assets, $0.3 million to property, plant and equipment and $2.6 million to deferred tax liability. The allocation of the purchase price is subject to refinement as we are currently obtaining a third-party valuation of the business, using income approach valuation methodology. Subsequent adjustments could be material. Research and development assets, if any, with no alternative future use will be written off to research and development in our consolidated statement of operations once determined.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

We paid $27.2 million in cash for Lone Star and have ascribed $24.1 million to goodwill, negative $0.7 million to working capital (including acquisition costs of $2.6 million), $3.0 million to other intangible assets, $4.3 million to property, plant and equipment and $1.3 million to deferred tax liability, and we assumed $2.2 million of long-term debt. The debt was repaid shortly after closing. The allocation of the purchase price is subject to refinement as we are currently obtaining a third-party valuation of the business, using income approach valuation methodology. Subsequent adjustments could be material. Research and development assets, if any, with no alternative future use will be written off to research and development in our consolidated statement of operations once determined.

Note 3. Acquisition and Restructuring Costs

When acquisitions are recorded, we accrue for the estimated direct costs in accordance with applicable accounting guidance including Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), of severance and plant/office closure costs of the acquired business. Management with the appropriate level of authority have completed, or in the cases of Wallach and Lone Star are in the process of developing, their assessment of exit activities of the acquired companies and have substantially completed their plans. In addition, we also accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence. There were no adjustments of accrued acquisition costs included in the determination of net income for the reported periods.

Below is a summary of activity related to accrued acquisition costs for the six months ended April 30, 2007.

Description	Balance October 31, 2006	Additions	Payments	Balance April 30, 2007
	(In thousands)
Plant shutdown	$4,813	$1,265	$970	$5,108
Severance	10,473	1,691	230	11,934
Contingent consideration	12,252	—	12,252	—
Legal and consulting	5,705	1,330	1,276	5,759
Preacquisition liabilities	768	—	768	—
Other	2,890	586	1,747	1,729

	$36,901	$4,872	$17,243	$24,530

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

We estimate that the total restructuring costs under this integration plan, exclusive of accrued acquisition related costs, will be approximately $45 – $50 million, of which approximately $25 - $30 million is cash related, and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Operations. The following table summarizes the restructuring costs incurred under this integration plan through April 30, 2007.

	Plant Shutdown	Severance	Asset Impairments	Other	Total
	(In millions)
Restructuring costs incurred:
Through October 31, 2006	$2.6	$4.4	$3.4	$9.4	$19.8
For the six-month period ended April 30, 2007	1.4	2.6	6.2	3.0	13.2

	$4.0	$7.0	$9.6	$12.4	$33.0

Restructuring costs reported in our Consolidated Statements of Operations also include costs related to less significant restructuring activities within our consolidated organization.

Note 4. Inventories, Net

	April 30, 2007	October 31, 2006
	(In thousands)
Raw materials	$35,648	$31,368
Work-in-process	16,617	19,774
Finished goods	209,347	185,370

	$261,612	$236,512

Inventories are stated at the lower of average cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 5. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of November 1, 2005	$1,047,538	$121,511	$1,169,049
Net (reductions) additions during the year ended October 31, 2006	(2,339)	48,204	45,865
Other adjustments*	2,170	—	2,170

Balance as of October 31, 2006	$1,047,369	$169,715	$1,217,084
Net (reductions) additions during the six-month period ended April 30, 2007	(1,188)	41,617	40,429
Other adjustments*	2,976	—	2,976

Balance as of April 30, 2007	$1,049,157	$211,332	$1,260,489

*	Primarily translation differences in goodwill denominated in foreign currency.

Other Intangible Assets

	As of April 30, 2007		As of October 31, 2006
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$2,907	$350	$1,807	$231
Technology	89,482	23,793	88,950	19,739
Shelf space and market share	79,986	12,148	73,486	9,007
License and distribution rights and other	17,142	5,733	17,070	5,176

	189,517	$42,024	181,313	$34,153

Less accumulated amortization and translation	42,024		34,153

Other intangible assets, net	$147,493		$147,160

We estimate that amortization expense will be about $15.4 million per year in the five-year period ending October 31, 2011.

During the first fiscal quarter of 2007, payments of $4.2 million related to a license agreement to distribute gynecological medical devices were written-off as acquired in-process research and development, as the products are pending Food and Drug Administration approval.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 6. Debt

	April 30, 2007	October 31, 2006
	(In thousands)
Short-term:
Overdraft and other credit facilities	$48,417	$23,516
Current portion of long-term debt	—	37,850

	$48,417	$61,366

Long-term:
Convertible senior debentures, net of discount of 2,324 and 2,396	$112,676	$112,604
Revolver	354,400	605,300
Senior Notes	350,000	—
Other	370	1,232

	817,446	719,136
Less current portion	—	37,850

	$817,446	$681,286

Credit Facility: On January 31, 2007, Cooper refinanced its existing $750 million syndicated bank credit facility, which consisted of a $250 million term loan and a $500 million revolving credit facility, with a new $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% of Senior Notes, described below. The refinancing extended the maturity and provided additional borrowing flexibility along with lower overall pricing relative to the prior agreement. In addition, the Company has the ability from time to time to increase the size of the Revolver by up to an additional $250 million. KeyBank led the Revolver refinancing, which resulted in a number of the banks retaining or increasing their participation in the agreement. The Revolver matures on January 31, 2012.

Interest rates for the Revolver are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 150 basis points. As of April 30, 2007, the additional basis points were 125.

The Revolver:

•	Requires that the ratio of Consolidated Pro Forma EBITDA to Consolidated Interest Expense (as defined, “Interest Coverage Ratio”) be at least 3.0 to 1.0 at all times.

•

Requires that the ratio of Consolidated Funded Indebtedness to Consolidated Pro Forma EBITDA (as defined, “Total Leverage Ratio”) be no higher than 4.00 to 1.00 from January 31, 2007 through October 31, 2009, and 3.75 to 1.00 thereafter.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

At April 30, 2007, the Company’s Interest Coverage Ratio was 6.33 to 1.00 and the Total Leverage Ratio was 3.63 to 1.00.

The Company wrote off about $0.9 million of debt issuance costs in interest expense as a result of extinguishing the term loan. The remaining $1.7 million of existing debt issuance costs and the $10.4 million of costs incurred to refinance the Revolver and Notes are carried in other assets and amortized to interest expense over the life of the credit facility.

At April 30, 2007, we had $295.4 million available under the Revolver:

(In millions)
Amount of Revolver	$650.0
Outstanding loans	(354.6	)*

Available	$295.4

*	Includes $0.2 million in letters of credit

Senior Notes: On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes (the Notes) due February 15, 2015. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Notes pay interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. We may redeem some or all of the Notes at any time prior to February 15, 2011, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and a make-whole premium. We may redeem some or all of the Notes at any time on or after February 15, 2011, at the redemption prices (expressed as percentages of principal amounts) set forth below, plus accrued and unpaid interest to the redemption date and additional interest (if we fail to comply with certain obligations under the registration rights agreement that we entered in connection with the Notes (Additional Interest)), if any, on the Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Year	Percent
2011	103.56%
2012	101.78%
2013 and thereafter	100.00%

In addition, prior to February 15, 2010, we may redeem up to 35% of the Notes at a price equal to 107.13% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and Additional Interest, if any, on the Notes redeemed to the applicable redemption date, from the proceeds of certain equity offerings.

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

Canadian Credit Facility: On April 30, 2007, the Company entered into a $10 million Canadian dollar credit facility supported by a continuing and unconditional guaranty. Interest expense is calculated on outstanding balances based on an applicable base rate plus a fixed spread. At April 30, 2007, $7.3 million of the facility was utilized. The weighted average interest rate on the outstanding balances at April 30, 2007, was 6.5%.

European Credit Facilities: On November 1, 2006, the Company entered into a $45 million European credit facility supported by a continuing and unconditional guaranty, which replaced our previous European overdraft facility. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under the guaranty. At April 30, 2007, $20.7 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 4.77%.

In addition to the $45 million European Credit Facilities, the Company has two non-guaranteed Italian overdraft facilities totaling approximately $7 million. At April 30, 2007, these facilities were not utilized.

Asian Pacific Credit Facilities: On February 22, 2006, the Company entered into a $15 million Yen-denominated credit facility in Japan supported by a continuing and unconditional guaranty. The Company will pay to the bank all forms of indebtedness in Yen upon demand by the bank. Interest expense is calculated on the outstanding balance based on the EuroYen rate plus a fixed spread. At April 30, 2007, $14.0 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 1.32%.

During the three months ended April 30, 2007, the Company entered into an additional $13 million overdraft facility that included Japan and certain of our Asian Pacific subsidiaries.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

This overdraft facility is supported by a continuing and unconditional guaranty. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under the guaranty. At April 30, 2007, $5.2 million of the facility was utilized. The interest rate on the outstanding balances was 1.32%.

Note 7. Derivative Instruments

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to minimize transaction, remeasurement and specified economic exposures with derivative instruments including forward contracts. The gains and losses on foreign exchange forward contracts are intended to at least partially offset the transaction gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for trading or speculative purposes. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as cash flow hedges, must be recognized currently in earnings.

Cash Flow Hedging

In November 2006, the Company entered into approximately $400 million of foreign currency forward contracts with maturities of up to thirteen months to reduce foreign currency fluctuations related to forecasted foreign currency denominated purchases and sales of product. The derivatives are accounted for as cash flow hedges under SFAS 133 and are expected to be effective through their maturities.

Interest Rate Swaps

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at the end of each fiscal quarter using the hypothetical derivative method. The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. The fixed rates on the outstanding swaps are between 3.98% and 4.02%. As of April 30, 2007, the fair value of the outstanding swaps, approximately $2.4 million, was recorded as an asset and the effective offset is recorded in other comprehensive income (OCI) in our Consolidated Balance Sheet.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

On January 31, 2007, Cooper refinanced its existing $750 million syndicated bank credit facility, with a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% Senior Notes. As part of this new debt structure, the Company terminated an interest rate swap with a notional value of $125 million on January 30, 2007. This interest rate swap was set to mature on February 7, 2009, and the Company settled it and received $1.1 million from the counterparty. As a result of the termination of the interest rate swap, the Company realized a gain of approximately $1 million. The Company will amortize this gain from OCI to interest expense over the original life of the interest rate swap. During the six months ended April 30, 2007, approximately $200,000 of effective gains were amortized from OCI to interest expense. Effective amounts are amortized to interest expense as the related hedged expense is incurred. As of April 30, 2007, we estimated that approximately $0.5 million will be amortized during fiscal year 2007. During the six months ended April 30, 2007, approximately $0.2 million of ineffective gains were reclassified from OCI to interest expense.

On May 3, 2007, Cooper terminated two $125 million floating-to-fixed interest rate swaps that were set to mature on February 7, 2008. The Company received a total of $3.2 million from the counterparties as a result of these swap terminations and used the proceeds to reduce our outstanding debt. The Company realized a gain of approximately $2.4 million that will be amortized from OCI to interest expense over the original life of the interest rate swaps. Effective amounts are amortized to interest expense as the related hedged expense is incurred. As of April 30, 2007, we estimated that approximately $1.7 million will be amortized during fiscal year 2007.

Concurrent with these interest rate swap terminations, the Company reset its fixed rate debt structure under the Revolver to extend maturities by entering into four new interest rate swaps on May 3, 2007. These new interest rate swaps, totaling $250 million, serve to fix the floating rate debt under the Revolver for terms between 30 and 48 months with fixed rates between 4.94% to 4.96%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 8. Earnings Per Share (EPS)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(In thousands, except for per share amounts)
Net (loss) income	$(527)	$13,701	$4,821	$31,655
Add interest charge applicable to convertible debt, net of tax	—	523	—	1,045

(Loss) income for calculating diluted earnings per share	$(527)	$14,224	$4,821	$32,700

Basic:
Weighted average common shares	44,645	44,520	44,606	44,508

Basic (loss) earnings per common share	$(0.01)	$0.31	$0.11	$0.71

Diluted:
Weighted average common shares	44,645	44,520	44,606	44,508
Effect of dilutive stock options	—	467	406	508
Shares applicable to convertible debt	—	2,590	—	2,590

Diluted weighted average common shares	44,645	47,577	45,012	47,606

Diluted (loss) earnings per common share	$(0.01)	$0.30	$0.11	$0.69

The following table sets forth stock options to purchase Cooper’s common stock and common shares applicable to convertible debt that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Stock options to purchase common stock	4,901,535	2,129,133	3,187,783	2,129,133

Exercise prices	$15.35-$80.51	$55.33-$80.51	$52.40-$80.51	$55.33-$80.51

Number of common shares applicable to convertible debt	2,590,090	—	2,590,090	—

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 9. Share-Based Compensation Plans

The Company has two share-based compensation plans, which include stock options and restricted stock awards. The 2007 Long-Term Incentive Plan, as amended (2007 LTIP) and the 2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan) are the only plans with stock awards currently available for grant as of April 30, 2007. The 2007 LTIP has replaced the Second Amended and Restated 2001 Long-Term Incentive Plan (2001 LTIP), which expired in December 2006 by its terms. The 2006 Directors Plan has replaced the 1996 Long-Term Incentive Plan for Non-Employee Directors (1996 Directors Plan), which expired in November 2005 by its terms.

Share-Based Compensation

Compensation cost associated with share-based awards recognized in fiscal 2007 and fiscal 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and 2) amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options and restricted stock awards were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(In millions)
Selling, general and administrative expenses	$2.7	$3.1	$9.4	$7.9
Cost of products sold	0.3	0.1	0.6	0.1
Research and development expense	0.2	0.1	0.4	0.2
Restructuring costs	0.8	—	0.8	—
Capitalized in inventory	0.5	0.3	1.0	0.6

Total compensation expense	$4.5	$3.6	$12.2	$8.8

Related income tax benefit	$1.0	$0.7	$3.1	$2.1

Cash received from options exercised under all share-based payment arrangements for the three and six months ended April 30, 2007, was $3.8 million and $5.3 million, respectively. Cash received from options exercised under all share-based payment arrangements for the three and six months ended April 30, 2006, was $0.4 million and $2.5 million, respectively.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The fair value of each option award granted during the three and six months ended April 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option valuation model and weighted-average assumptions in the following table.

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Expected life	2.71 to 2.8 years	4.42 to 5.16 yrs.	2.8 to 5.16 yrs.	3.56 to 5.16 yrs.
Expected volatility	29.3% to 30.4%	29.5% to 30.2%	30.0% to 30.4%	29.5% to 30.8%
Risk-free interest rate	4.5% to 4.73%	4.38% to 4.52%	4.47% to 4.73%	4.37% to 4.52%
Dividend yield	0.09% to 0.117%	0.09%	0.09%	0.09%

The status of the Company’s stock option plans at April 30, 2007, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2006	4,988,468	$52.73
Granted	155,400	$56.92
Exercised	(171,333)	$28.50
Forfeited or expired	(71,000)	$67.32

Outstanding at April 30, 2007	4,901,535	$53.50	6.40	$—

Vested and exercisable at April 30, 2007	1,993,694	$40.95	5.77	$16,263,265

The weighted-average fair value of each option granted during the three and six months ended April 30, 2007, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $13.79. For the 2001 LTIP and for the Directors Plans, there were no options granted during the three months ended April 30, 2007. The weighted-average fair value of each option granted during the six months ended April 30, 2007, estimated as of the grant date using the Black-Scholes option pricing model, for the 2001 LTIP and Directors Plans was $10.61 and $20.36, respectively. The total intrinsic value of options exercised during the three months and six months ended April 30, 2007 was $3 million and $3.3 million, respectively. The expected requisite service periods for options granted in both the three and six months ended April 30, 2007, for employees was 33 months. Directors’ options and restricted stock grants are expensed on the date of grant as the 2006 Directors Plan does not contain a substantive future requisite service period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Stock awards outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant. Options granted under the 2007 LTIP and the 2001 LTIP generally vest over three and one-half to five years based on market and service conditions and expire no later than ten years after the grant date. Options granted under the 2006 Directors Plan and the 1996 Directors Plan generally vest in five years or upon achievement of a market condition and expire no later than ten years after the grant date. Effective November 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of April 30, 2007, there was $34.3 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.02 years.

Note 10. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first half of fiscal 2007 was 24.81 percent. Accounting principles generally accepted in the United States of America (GAAP) require that the projected fiscal year ETR be included in the year-to-date results. The ETR used to record the provision for income taxes for the six-month period ended April 30, 2006, was 11.37 percent. The increase in the 2007 ETR reflects certain expenses associated with the Ocular integration plan impacting jurisdictions with lower tax rates.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cooper’s results of operations for the three and six months ended April 30, 2007 and 2006 reflect the following pension costs.

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic pension cost:
Service cost	$714	$761	$1,429	$1,501
Interest cost	453	398	906	786
Expected returns on assets	(458)	(420)	(916)	(841)
Amortization of prior service cost	8	8	15	14
Amortization of transition obligation	7	6	13	14
Recognized net actuarial loss	42	109	85	225

Net periodic pension cost	$766	$862	$1,532	$1,699

No pension contributions were made during either period.

Note 12. Cash Dividends

We paid a semiannual dividend of approximately $1.3 million or 3 cents per share on January 5, 2007, to stockholders of record on December 15, 2006.

On May 11, 2007, we announced that the Company declared a semiannual dividend of 3 cents per share payable on July 5, 2007, to stockholders of record on June 13, 2007.

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

The lead plaintiff filed a consolidated complaint on July 31, 2006. The consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004, and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, Messrs. Bender, Weiss, and Fruth, the consolidated complaint names as defendants several of the Company’s other current officers and directors and one former officer.

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

On September 29, 2006, the Company and the individual defendants moved to dismiss the consolidated complaint. A hearing on the motion is currently scheduled for July 16, 2007. The Company intends to vigorously defend this matter.

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

On November 29, 2006, the Superior Court for the County of Alameda entered an order staying the action pending the resolution of the federal derivative action.

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

United States Tax Court Litigation: On September 29, 2004, the Internal Revenue Service (IRS) issued Notices of Deficiency (Notices) to Ocular Sciences, Inc. (Ocular) in connection with its audit of Ocular’s income tax returns for the years 1999, 2000 and 2001. The Notices primarily pertain to transfer pricing issues and an alternative adjustment under the anti-deferral provisions of Subpart F of the Internal Revenue Code and asserts that $44.8 million of additional taxes is owed for these years, plus unspecified interest and approximately $12.7 million in related penalties.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

On December 29, 2004, Ocular filed a Petition for the United States Tax Court to redetermine the deficiencies asserted by the IRS. On April 24, 2007, the Company received notification from the United States Tax Court that final decisions have been entered in the case on April 18, 2007. As a result, the total deficiency was reduced to $3.5 million, plus unspecified interest, with no penalties being assessed. The amount of the deficiency has largely been reserved in connection with the Ocular acquisition and will not have a material adverse effect on earnings. Because of the nature of the adjustments under the anti-deferral provisions of Subpart F, the decision has no precedential value on subsequent years of Ocular (2002-2005), which are currently under examination by the IRS.

The Company continues to be subject to the examination of Ocular’s income tax returns by the IRS and other fiscal authorities, and we cannot assure that the outcomes from these examinations will not have a material adverse effect on the Company’s operating results and financial condition. Moreover, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where it has higher statutory rates or lower than expected in countries where it has lower statutory rates, by changes in the valuation of deferred tax assets or liabilities or by changes in tax laws or interpretations thereof.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 14. Financial Information for Guarantor and Non-Guarantor Subsidiaries

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes due 2015 (the Notes, see Note 6). The Notes are guaranteed by certain of our direct and indirect subsidiaries. The Notes are our general unsecured obligations; senior in right of payment to all of our existing and any future subordinated indebtedness; pari passu in right of payment with all of our existing and any future unsecured indebtedness that is not by its terms expressly subordinated to the Notes; effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness; unconditionally guaranteed by all of our existing and future domestic subsidiaries, other than any excluded domestic subsidiaries; and structurally subordinated to indebtedness of our subsidiaries that are not subsidiary guarantors.

Presented below are the Consolidating Condensed Statements of Operations for the three and six months ended April 30, 2007 and 2006, the Consolidating Condensed Balance Sheets as of April 30, 2007 and October 31, 2006 and the Consolidating Condensed Statements of Cash Flows for the six months ended April 30, 2007 and 2006 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries):

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
			(In thousands)
Three Months Ended April 30, 2007
Net sales	$—	$114,190	$132,459	$(21,114)	$225,535
Cost of sales	—	49,329	70,599	(20,849)	99,079

Gross profit	—	64,861	61,860	(265)	126,456

Operating expenses	7,324	51,962	56,964	(325)	115,925

Operating income (loss)	(7,324)	12,899	4,896	60	10,531
Interest expense	10,918	—	—	—	10,918
Other income (expense), net	14,850	(10,460)	(4,381)	—	9

(Loss) income before income taxes	(3,392)	2,439	515	60	(378)
Provision for (benefit from) income taxes	(2,278)	1,392	1,035	—	149

Net (loss) income	$(1,114)	$1,047	$(520)	$60	$(527)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
			(In thousands)
Six Months Ended April 30, 2007
Net sales	$—	$221,838	$253,673	$(30,556)	$444,955
Cost of sales	—	98,731	119,929	(30,073)	188,587

Gross profit	—	123,107	133,744	(483)	256,368

Operating expenses	17,440	102,813	110,556	(734)	230,075

Operating income (loss)	(17,440)	20,294	23,188	251	26,293
Interest expense	20,710	—	—	—	20,710
Other income (expense), net	25,154	(15,882)	(8,444)	—	828

Income (loss) before income taxes	(12,996)	4,412	14,744	251	6,411
Provision for (benefit from) income taxes	(6,318)	2,702	5,206	—	1,590

Net income (loss)	$(6,678)	$1,710	$9,538	$251	$4,821

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
			(In thousands)
Three Months Ended April 30, 2006
Net sales	$—	$122,215	$140,864	$(51,682)	$211,397
Cost of sales	—	59,469	64,070	(43,505)	80,034

Gross profit	—	62,746	76,794	(8,177)	131,363

Operating expenses	7,180	53,999	46,414	(710)	106,883

Operating income (loss)	(7,180)	8,747	30,380	(7,467)	24,480
Interest expense	7,787	—	—	—	7,787
Other income (expense), net	14,611	(10,035)	(5,676)	—	(1,100)

Income (loss) before income taxes	(356)	(1,288)	24,704	(7,467)	15,593
Provision for (benefit from) income taxes	(1,013)	6,006	(3,101)	—	1,892

Net income (loss)	$657	$(7,294)	$27,805	$(7,467)	$13,701

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
			(In thousands)
Six Months Ended April 30, 2006
Net sales	$—	$236,571	$273,209	$(92,644)	$417,136
Cost of sales	—	120,429	122,184	(86,001)	156,612

Gross profit	—	116,142	151,025	(6,643)	260,524

Operating expenses	15,770	96,910	91,202	(1,552)	202,330

Operating income (loss)	(15,770)	19,232	59,823	(5,091)	58,194
Interest expense	20,300	—	—	—	20,300
Other income (expense), net	18,933	(10,252)	(10,859)	—	(2,178)

Income (loss) before income taxes	(17,137)	8,980	48,964	(5,091)	35,716
Provision for (benefit from) income taxes	(14,406)	18,090	377	—	4,061

Net income (loss)	$(2,731)	$(9,110)	$48,587	$(5,091)	$31,655

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
April 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$2,078	$1,394	$8,561	$—	$12,033
Trade receivables, net	—	69,445	87,327	—	156,772
Inventories, net	—	93,749	227,379	(59,516)	261,612
Deferred tax asset	564	14,423	3,716	—	18,703
Other current assets	2,825	15,159	31,720	(281)	49,423

Total current assets	5,467	194,170	358,703	(59,797)	498,543

Property, plant and equipment, net	772	87,098	468,233	—	556,103
Goodwill	58	673,949	586,482	—	1,260,489
Other intangibles, net	407	86,924	60,162	—	147,493
Deferred tax asset	61,788	(40,509)	2,133	—	23,412
Other assets	1,488,957	1,944	7,869	(1,475,061)	23,709

	$1,557,449	$1,003,576	$1,483,582	$(1,534,858)	$2,509,749

LIABILITIES
Current liabilities:
Short-term debt	$—	$286	$48,131	$—	$48,417
Other current liabilities	43,251	52,601	112,316	—	208,168

Total current liabilities	43,251	52,887	160,447	—	256,585

Long-term debt	817,076	—	370	—	817,446
Deferred tax liability	—	1	11,680	—	11,681
Intercompany and other liabilities	(332,980)	(134,608)	473,884	1	6,297

Total liabilities	527,347	(81,720)	646,381	1	1,092,009

Stockholders’ equity	1,030,102	1,085,296	837,201	(1,534,859)	1,417,740

	$1,557,449	$1,003,576	$1,483,582	$(1,534,858)	$2,509,749

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
October 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$401	$(307)	$8,130	$—	$8,224
Trade receivables, net	—	66,149	80,435	—	146,584
Inventories, net	—	107,814	187,598	(58,900)	236,512
Deferred tax asset	(240)	16,063	3,836	—	19,659
Other current assets	2,438	14,549	29,827	(842)	45,972

Total current assets	2,599	204,268	309,826	(59,742)	456,951

Property, plant and equipment, net	417	80,278	415,662	—	496,357
Goodwill	—	632,952	584,132	—	1,217,084
Other intangibles, net	407	84,048	62,705	—	147,160
Deferred tax asset	19,781	—	1,698	—	21,479
Other assets	1,482,633	4,250	1,748	(1,475,061)	13,570

	$1,505,837	$1,005,796	$1,375,771	$(1,534,803)	$2,352,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$37,500	$714	$23,152	$—	$61,366
Other current liabilities	24,257	78,884	112,123	—	215,264

Total current liabilities	61,757	79,598	135,275	—	276,630

Long-term debt	680,404	500	382	—	681,286
Deferred tax liability	(37,962)	37,962	9,494	—	9,494
Intercompany and other liabilities	(238,113)	(180,777)	425,572	—	6,682

Total liabilities	466,086	(62,717)	570,723	—	974,092

Stockholders’ equity	1,039,751	1,068,513	805,048	(1,534,803)	1,378,509

	$1,505,837	$1,005,796	$1,375,771	$(1,534,803)	$2,352,601

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Six Months Ended April 30, 2007
Cash flows from operating activities:
Net cash provided by operating activities	$5,182	$37,199	$6,053	$—	$48,434

Cash flows from investing activities:
Purchase of property, plant and equipment	(80)	(12,110)	(77,900)	—	(90,090)
Acquisitions of businesses, net of cash acquired	(326)	(67,086)	(1,381)	—	(68,793)

Net cash used in investing activities	(406)	(79,196)	(79,281)	—	(158,883)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	—	(2,328)	25,049	—	22,721
Intercompany proceeds (repayments)	(95,125)	46,806	48,319	—	—
Net proceeds (repayments) of long-term debt	99,100	(780)	(84)	—	98,236
Debt acquisition costs	(11,226)	—	—	—	(11,226)
Dividends on common stock	(1,337)	—	—	—	(1,337)
Excess tax benefit from share-based compensation arrangements	176	—	—	—	176
Proceeds from exercise of stock options	5,313	—	—	—	5,313

Net cash provided by (used in) financing activities	(3,099)	43,698	73,284	—	113,883

Effect of exchange rate changes on cash and cash equivalents	—	—	375	—	375

Net increase in cash and cash equivalents	1,677	1,701	431	—	3,809
Cash and cash equivalents at the beginning of the period	401	(307)	8,130	—	8,224

Cash and cash equivalents at the end of the period	$2,078	$1,394	$8,561	$—	$12,033

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Six Months Ended April 30, 2006
Cash flows from operating activities:
Net cash provided by operating activities	$25,372	$4,731	$45,676	$585	$76,364

Cash flows from investing activities:
Purchase of property, plant and equipment	(231)	(19,551)	(63,697)	—	(83,479)
Acquisitions of businesses, net of cash acquired	(2,279)	(38,608)	(20,348)	—	(61,235)

Net cash used in investing activities	(2,510)	(58,159)	(84,045)	—	(144,714)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	—	1,513	10,259	—	11,772
Intercompany proceeds (repayments)	(78,064)	53,230	25,419	(585)	—
Net proceeds (repayments) of long-term debt	40,250	(150)	(50)	—	40,050
Debt acquisition costs	(625)	—	—	—	(625)
Dividends on common stock	(1,335)	—	—	—	(1,335)
Excess tax benefit from share-based compensation arrangements	1,510	—	—	—	1,510
Proceeds from exercise of stock options	2,500	—	—	—	2,500

Net cash provided by (used in) financing activities	(35,764)	54,593	35,628	(585)	53,872

Effect of exchange rate changes on cash and cash equivalents	—	—	207	—	207

Net increase in cash and cash equivalents	(12,902)	1,165	(2,534)	—	(14,271)
Cash and cash equivalents at the beginning of the period	13,262	(813)	18,377	—	30,826

Cash and cash equivalents at the end of the period	$360	$352	$15,843	$—	$16,555

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 15. Business Segment Information

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

Segment information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(In thousands)
Net sales to external customers:
CVI	$188,159	$181,668	$371,781	$357,294
CSI	37,376	29,729	73,174	59,842

	$225,535	$211,397	$444,955	$417,136

Operating income (loss):
CVI	$11,501	$33,779	$35,535	$70,806
CSI	6,354	(2,119)	8,198	3,158
Corporate	(7,324)	(7,180)	(17,440)	(15,770)

Total operating income	10,531	24,480	26,293	58,194
Interest expense	10,918	7,787	20,710	20,300
Other income (expense), net	9	(1,100)	828	(2,178)

(Loss) income before income taxes	$(378)	$15,593	$6,411	$35,716

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

	April 30, 2007	October 31, 2006
	(In thousands)
Identifiable assets:
CVI	$2,130,574	$2,049,557
CSI	312,711	248,382
Corporate	66,464	54,662

Total	$2,509,749	$2,352,601

Geographic information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(In thousands)
Net sales to external customers by country of domicile:
United States	$112,859	$110,838	$218,559	$212,339
Europe	71,818	62,602	141,500	124,799
Rest of world	40,858	37,957	84,896	79,998

Total	$225,535	$211,397	$444,955	$417,136

	April 30, 2007	October 31, 2006
	(In thousands)
Long-lived assets by country of domicile:
United States	$234,002	$217,749
Europe	314,035	270,789
Rest of world	8,066	7,819

Total	$556,103	$496,357

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

Events, among others, that could cause our actual results and future actions of the Company to differ materially from those described in forward-looking statements include major changes in business conditions, a major disruption in the operations of our manufacturing or distribution facilities, new competitors or technologies, significant delays in new product introductions, the impact of an undetected virus on our computer systems, acquisition integration delays or costs, increases in interest rates, foreign currency exchange exposure, investments in research and development and other start-up projects, variations in stock option expenses caused by stock price movement or other assumptions inherent in accounting for stock options, dilution to earnings per share from acquisitions or issuing stock, worldwide regulatory issues, including product recalls and the effect of healthcare reform legislation, adverse market impact due to third party product recalls, cost of complying with corporate governance requirements, changes in tax laws or their interpretation, changes in geographic profit mix effecting tax rates, significant environmental cleanup costs above those already accrued, litigation costs including any related settlements or judgments, the adverse effects of natural disasters on patients, practitioners and product distribution, cost of business divestitures, changes in expected utilization of recognized net operating loss carry forwards, the requirement to provide for a significant liability or to write off a significant asset, including

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

impaired goodwill, changes in accounting principles or estimates and other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, as such Risk Factors may be updated in quarterly filings. We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

Results of Operations

In this section we discuss the results of our operations for the second fiscal quarter of 2007 and compare them with the same period of fiscal 2006. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Second Quarter Highlights:

•	Sales of $225.5 million, up 7%, 3% in constant currency.

•	Gross margin 56% of revenue including a $6.2 million write off of manufacturing assets associated with Ocular integration activities.

•	Operating income down 57% to $10.5 million.

•

Results include $4.0 million of stock option expenses, $7.3 million of production start up costs, $16.7 million of other restructuring and integration costs including $3.9 million of distribution rationalization costs and $1.5 million of intellectual property and securities litigation costs.

•	Diluted loss per share at 1 cent, down from diluted earnings per share of 30 cents.

Six-Month Highlights:

•	Sales of $445.0 million up 7%, 3% in constant currency.

•	Gross margin 58% of revenue.

•	Operating income of $26.3 million.

•	Diluted earnings per share at 11 cents down from 69 cents.

•

Results include $11.2 million of stock option expense, $3.4 million of litigation expenses related to intellectual property and securities litigation and acquisition and restructuring costs including $12.6 million of production start up costs, $7.5 million of distribution rationalization costs, and a $4.2 million charge for acquired in-process research and development. Our results also include a $0.9 million write-off of debt issuance costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Outlook

We are in the process of developing and launching a number of new contact lens products that we believe will result in Cooper continuing to have a broad and competitive product line. New products planned for introduction over the next two years include lenses utilizing silicone hydrogel materials and new lens designs, including multifocal lenses. Contact lenses utilizing silicone hydrogel materials have grown significantly, and this material has become a major product material in the industry. The Company has launched one silicone hydrogel lens design with sales in Europe, Australia and a limited rollout in the United States. The Company is planning an expanded launch in the United States commencing in late June 2007. While initial customer reaction from this lens has been favorable, our future growth may be limited by several critical factors relating to silicone hydrogel materials. We face normal challenges associated with manufacturing a new material on a new manufacturing platform and are incurring additional manufacturing costs as we attempt to ramp up silicone hydrogel volumes and improve efficiencies. We are also engaged in litigation with regard to our silicone hydrogel product and certain lens design patents. We believe that our ability to succeed with silicone hydrogel products will be an important factor affecting future levels of sales growth and profitability.

Regarding capital resources, we believe that cash and cash equivalents on hand of $12.0 million plus cash from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We expect capital expenditures in fiscal 2007 of approximately $160 million, primarily to expand manufacturing capacity, consolidate distribution centers and for information technology.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended April 30,			Percent of Sales Six Months Ended April 30,
	2007	2006	% Growth	2007	2006	% Growth
Net sales	100%	100%	7%	100%	100%	7%
Cost of sales	44%	38%	24%	42%	38%	20%

Gross profit	56%	62%	(4)%	58%	62%	(2)%
Selling, general and administrative expense	45%	42%	14%	45%	41%	15%
Research and development expense	4%	6%	(43)%	4%	5%	(4)%
Restructuring costs	—	—	228%	1%	—	113%
Amortization of intangibles	2%	2%	20%	2%	2%	8%

Operating income	5%	12%	(57)%	6%	14%	(55)%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Net Sales: Cooper’s two business units, CooperVision and CooperSurgical, generate all its revenue:

•	CVI markets, develops and manufacturers a broad range of contact lenses for the worldwide vision care market.

•	CSI markets, develops and manufacturers medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $14.1 million or 7% in the three-month period and $27.9 million or 7% in the six-month period:

	Three Months Ended April 30,			Six Months Ended April 30,
	2007	2006	Growth	2007	2006	Growth
	($ in millions)
CVI	$188.1	$181.7	4%	$371.8	$357.3	4%
CSI	37.4	29.7	26%	73.2	59.8	22%

	$225.5	$211.4	7%	$445.0	$417.1	7%

CVI Net Sales by Market:

	Three Months Ended April 30,			Six Months Ended April 30,
	2007	2006	Growth	2007	2006	Growth
	($ in millions)
Geographic Segment
Americas	$86.8	$93.2	(7)%	$168.2	$176.7	(5)%
Europe	72.4	63.9	13%	142.8	127.7	12%
Asia Pacific	28.9	24.6	18%	60.8	52.9	15%

Total	$188.1	$181.7	4%	$371.8	$357.3	4%

CVI’s worldwide net sales grew 4% in both the three- and six-month periods, flat in constant currency. Americas sales declined 7% and 5% in the three- and six-month periods, the same in constant currency, primarily due to the continued market shift in favor of silicone hydrogel products. European sales grew 13% and 12% in the three- and six-month periods, 3% and 2% in constant currency, driven by significant increases in sales of disposable toric and disposable sphere products. Sales to the Asia Pacific region grew 18% and 15% in the three- and six-month periods, up 16% and 14% in constant currency, primarily due to significant sales growth of single-use and other sphere products.

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

Although these shifts generally favor CVI’s core product lines of specialty lenses, phosphorylcholine (PC) Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses, which now comprise 70% of CVI’s worldwide business, it is important that CVI develop a range of silicone hydrogel products. CVI has launched one silicone hydrogel lens design with sales in Europe, Australia and a limited rollout in the United States and is in the process of expanding its manufacturing capacity to grow sales. CVI is planning an expanded launch in the United States in late June 2007.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Net sales for the quarter grew 4% over the second quarter of fiscal 2006, with single-use spheres up 28%, at $24.4 million, all disposable spheres up 5% and total spheres up 4%. Disposable toric sales grew 11%, disposable multifocal sales were up 20% and total toric sales grew 5%. CVI’s line of specialty lenses grew 6% during the quarter. Cosmetic lenses declined 18%, and older conventional lens products declined 14%. Proclear products continued global market share gains as Proclear toric sales increased 46% to $12.2 million, Proclear spheres, including Biomedics XC, increased 16% to $25.0 million and Proclear multifocal lenses, including Biomedics XC, increased 46% to $7.3 million.

Sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix have influenced revenue growth, average realized prices by product have not materially influenced revenue growth.

CSI Net Sales: CSI’s net sales increased 26% and 22% to $37.4 million and $73.2 million in the three- and six-month periods, respectively. CSI’s organic sales grew about 9% over last year’s second quarter. Women’s healthcare products used primarily by obstetricians and gynecologists generate more than 90% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. CSI’s acquisition during the period did not significantly affect Cooper’s results of operations. While unit growth and product mix have influenced organic revenue growth, average realized prices by product have not materially influenced organic revenue growth.

Cost of Sales/Gross Profit: Gross profit as a percentage of net sales (margin) was:

	Margin Three Months Ended April 30,		Margin Six Months Ended April 30,
	2007	2006	2007	2006
CVI	55%	63%	57%	63%
CSI	59%	59%	59%	58%
Consolidated	56%	62%	58%	62%

CVI’s margin was 55% and 57% for the three-month and six-month periods of fiscal 2007 compared with 63% in both periods last year, as a result of manufacturing inefficiencies related to new products and integration activities, changing product mix and unfavorable foreign currency that flowed through cost of sales. The changing product mix included a shift to lower margin sphere products, including single-use spheres that represented 13.4% of lens sales in the current period compared to 11.2% in the first half of fiscal 2006. CVI’s fiscal 2007 cost of sales include stock option expense, production start-up costs for our new silicone hydrogel products and the write off of manufacturing assets associated with Ocular integration activities. These costs amounted to $14.5 million or 8% of sales in the three-month period, and $20.7 million or 6% of sales in the six-month period. For 2006, cost of sales included stock option expense, restructuring costs, production start up costs for our new silicone hydrogel products and profits and losses associated with product lines being phased out, which were

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

about 1% of sales in both the three-month and six-month periods. Manufacturing inefficiencies associated with the ramp up of new products and plant realignment activities are expected to continue throughout the remainder of the year.

CSI’s margin was 59% in both the three- and six-month periods ended April 30, 2007, compared with 59% and 58% for both of the same periods in fiscal year 2006. Gross margin reflects continuing efficiencies associated with recent acquisitions.

Selling, General and Administrative (SGA) Expense:

	Three Months Ended April 30,					Six Months Ended April 30,
	2007	% Net Sales	2006	% Net Sales	% Incr. (Decr.)	2007	% Net Sales	2006	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$80.0	43%	$70.6	39%	13%	$153.9	41%	$135.7	38%	13%
CSI	13.6	36%	10.8	37%	25%	27.1	37%	21.5	36%	26%
Headquarters	7.3	—	7.2	—	2%	17.5	—	15.8	—	11%

	$100.9	45%	$88.6	42%	14%	$198.5	45%	$173.0	41%	15%

In the second quarter of fiscal 2007, consolidated SGA increased 14%, and as a percentage of net sales increased to 45% from 42% in the prior year for the three-month period and increased to 45% from 41% for the six-month period. The increase in SGA is primarily due to integration costs, including the rationalization of distribution centers and production start up costs that relate to lenses for use in marketing programs increased to $6.1 million from $2.6 million in the second quarter of fiscal 2006 and intellectual property and securities litigation costs of $1.5 million that increased from $0.9 million in the prior period along with costs to support the increase in sales. We expect litigation expenses related to intellectual property matters and the securities litigation to continue to be significant in 2007. Corporate headquarters’ expenses increased 2% to $7.3 million and 11% to $17.5 million in the three- and six-month periods of fiscal 2007. The corporate expenses include share-based compensation expense of $1.3 million and $6.0 million in the three- and six-month periods of 2007 compared to $1.7 million and $5.1 million in the three- and six-month periods of fiscal 2006.

Research and Development Expense: CVI’s research and development expenditures were $6.8 million up 22% and $12.6 million up 17% for the three-month and six-month periods of 2007. CVI’s research and development activities include programs to develop disposable silicone hydrogel products, product lines utilizing PC Technology and expansion of single-use product lines.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CSI’s research and development expenditures for the three-month and six-month periods of 2007 were $1.1 million down 86% and 6.5 million down 28%. Before charges for acquired in-process research and development of $4.2 million in the first quarter of fiscal 2007 and $7.5 million in the second quarter of fiscal 2006, research and development expenses for the three-month and six-month periods of 2007 increased 37% and 51%, respectively. CSI’s research and development activities include the upgrade and redesign of many CSI osteoporosis, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

Operating Income: Operating income decreased by $14 million or 57% and $31.9 million or 55% for the three- and six-month periods, respectively:

	Three Months Ended April 30,					Six Months Ended April 30,
	2007	% Net Sales	2006	% Net Sales	% Incr. (Decr.)	2007	% Net Sales	2006	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$11.5	6%	$33.8	19%	(66)%	$35.5	10%	$70.8	20%	(50)%
CSI	6.4	17%	(2.1)	(7)%	—	8.2	11%	3.2	5%	160%
Headquarters	(7.4)	—	(7.2)	—	(2)%	(17.4)	—	(15.8)	—	(11)%

	$10.5	5%	$24.5	12%	(57)%	$26.3	6%	$58.2	14%	(55)%

Interest Expense: Interest expense increased by $3.1 million or 40% and increased by $0.4 million or 2% in the three-month and six-month periods, respectively, primarily reflecting cash used for capital expenditures and CSI acquisitions. In the first half of 2007 and 2006, we wrote off debt issuance costs related to extinguished credit agreements of $0.9 million and $4.1 million, respectively.

Other Income (Expense), Net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(In millions)
Interest income	$0.1	$0.1	$0.3	$0.2
Foreign exchange gain (loss)	—	(0.9)	0.9	(1.7)
Other	(0.1)	(0.3)	(0.4)	(0.7)

	$0.0	$(1.1)	$0.8	$(2.2)

Provision for Income Taxes: We recorded tax expense of $1.6 million in the first half of fiscal 2007 compared to $4.1 million in the first half of fiscal 2006. The effective tax rate for the first half of fiscal 2007 (provision for taxes divided by income before taxes) was approximately 24.8 percent compared to approximately 11.4 percent for the first half of fiscal 2006.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Share-Based Compensation Plans: Compensation cost associated with share-based awards recognized in fiscal 2007 and fiscal 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and 2) amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options and restricted stock awards were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(In millions)
Selling, general and administrative expenses	$2.7	$3.1	$9.4	$7.9
Cost of products sold	0.3	0.1	0.6	0.1
Research and development expense	0.2	0.1	0.4	0.2
Restructuring costs	0.8	—	0.8	—
Capitalized in inventory	0.5	0.3	1.0	0.6

Total compensation expense	$4.5	$3.6	$12.2	$8.8

Related income tax benefit	$1.0	$0.7	$3.1	$2.1

Cash received from options exercised under all share-based payment arrangements for the three and six months ended April 30, 2007, was $3.8 million and $5.3 million, respectively. Cash received from options exercised under all share-based payment arrangements for the three and six months ended April 30, 2006, was $0.4 million and $2.5 million, respectively.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

Second Quarter Highlights:

•	Operating cash flow $47.7 million vs. $47.1 million in the second quarter of fiscal 2006.

•	Cash payments for acquisitions totaled $34.9 million vs. $6.5 million in the second quarter of fiscal 2006.

•	Expenditures for purchases of property, plant and equipment (PP&E) $40.0 million vs. $41.3 million in the second quarter of 2006.

Six-Month Highlights:

•	Operating cash flow $48.4 million vs. $76.4 million in the first half of 2006.

•	Cash payments for acquisitions totaled $68.8 million vs. $61.2 million in the first half of 2006.

•	Expenditures for purchases of PP&E $90.1 million vs. $83.5 million in the first half of 2006.

Comparative Statistics ($ in millions):

	April 30, 2007	October 31, 2006
Cash and cash equivalents	$12.0	$8.2
Total assets	$2,509.7	$2,352.6
Working capital	$242.0	$180.3
Total debt	$865.9	$742.7
Stockholders’ equity	$1,417.7	$1,378.5
Ratio of debt to equity	0.61:1	0.54:1
Debt as a percentage of total capitalization	38%	35%
Operating cash flow—twelve months ended	$122.6	$150.5

Operating Cash Flow: Cash flow provided by operating activities totaled $48.4 million in the first half of fiscal 2007 and $122.6 million over the twelve-month period ended April 30, 2007. In the first half of fiscal 2007, operating cash flow decreased as we have utilized cash to build inventory in support of new product launches, for costs associated with our Ocular integration plan and for the reduction of accounts payable.

Working capital increased $61.6 million in the first half of fiscal 2007 due to increases of $3.8 million in cash, $10.2 million in receivables, $25.1 million in inventory, $3.5 million in prepaids and other assets and decreases of $12.9 million in short-term debt and $7.1 million in accrued liabilities and accounts payable. This activity was partially offset as current deferred tax assets and other decreased $1.0 million. The significant increase in working capital is primarily due to the refinancing of Cooper’s credit facility, which reduced the current portion of debt, along with building inventory in anticipation of new product launches and distribution center consolidations and increasing sales levels. In addition, the acquisitions of Lone Star and Wallach increased net working capital and were funded with long-term debt.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

At the end of the first half of fiscal 2007, Cooper’s inventory months on hand (MOH) remained consistent at 7.9 compared to 8.0 in last year’s second quarter, as we continue to build inventory in support of new product launches and distribution center consolidations. Also, our days sales outstanding (DSO) decreased to 62 from 64 days in last year’s second quarter. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flow: The cash outflow of $158.9 million from investing activities was driven by payments of $68.8 million for acquisitions and capital expenditures of $90.1 million, used primarily to expand manufacturing capacity, consolidate distribution centers and continue the rollout of new information systems.

Financing Cash Flow: The cash inflow of $113.9 million from financing activities was driven by net proceeds from long-term debt of $98.2 million, net proceeds from short-term debt of $22.7 million and $5.3 million from the exercise of stock options, partially offset by payment of debt acquisition costs of $11.2 million and dividends on our common stock of $1.3 million paid in the first half of 2007.

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

•

Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142). The SFAS 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value of a reporting unit is determined to be less than the book value, a second step is performed to compute the amount of the impairment. When available and as appropriate, we use comparative market multiples to corroborate fair value results. A reporting unit is the level of reporting at which goodwill is tested for impairment.

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

•

Share-based compensation – Effective November 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) as interpreted by SEC Staff Accounting Bulletin No. 107, using the modified prospective transition method. Periods prior to adoption have not been restated. See Note 10. Stock Plans in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, for a further description of the impact of the adoption of SFAS 123R and the Company’s share-based compensation plans.

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

As share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

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

Credit Facility

On January 31, 2007, Cooper refinanced its existing $750 million syndicated bank credit facility, with a new $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% of Senior Notes, described below. The refinancing extended the maturity and provided additional borrowing flexibility along with lower overall pricing relative to the prior agreement. In addition, the Company has the ability from time to time to increase the size of the Revolver by up to an additional $250 million. KeyBank led the Revolver refinancing, which resulted in a number of the banks retaining or increasing their participation in the agreement. The Revolver matures on January 31, 2012.

Interest rates for the Revolver are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 150 basis points. As of April 30, 2007, the additional basis points were 125.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

The Revolver:

•	Requires that the ratio of Consolidated Pro Forma EBITDA to Consolidated Interest Expense (as defined, “Interest Coverage Ratio”) be at least 3.0 to 1.0 at all times.

•

Requires that the ratio of Consolidated Funded Indebtedness to Consolidated Pro Forma EBITDA (as defined, “Total Leverage Ratio”) be no higher than 4.00 to 1.00 from January 31, 2007 through October 31, 2009, and 3.75 to 1.00 thereafter.

At April 30, 2007, the Company’s Interest Coverage Ratio was 6.33 to 1.00 and the Total Leverage Ratio was 3.63 to 1.00.

The Company wrote off about $0.9 million of debt issuance costs in interest expense as a result of extinguishing the term loan. The remaining $1.7 million of existing debt issuance costs and the $10.4 million of costs incurred to refinance the Revolver and Notes are carried in other assets and amortized to interest expense over the life of the credit facility.

Senior Notes

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes (the Notes) due February 15, 2015. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Notes pay interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. We may redeem some or all of the Notes at any time prior to February 15, 2011, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and a make-whole premium. We may redeem some or all of the Notes at any time on or after February 15, 2011, at the redemption prices (expressed as percentages of principal amounts) set forth below, plus accrued and unpaid interest to the redemption date and additional interest (if we fail to comply with certain obligations under the registration rights agreement that we entered in connection with the Notes (Additional Interest)), if any, on the Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Year	Percent
2011	103.56%
2012	101.78%
2013 and thereafter	100.00%

In addition, prior to February 15, 2010, we may redeem up to 35% of the Notes at a price equal to 107.13% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and Additional Interest, if any, on the Notes redeemed to the applicable redemption date, from the proceeds of certain equity offerings.

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

The changes to our contractual obligations and expected maturity dates, including the new Revolver and Notes are incorporated in the following tables:

Payments Due by Fiscal Period

	2007	2008 & 2009	2010 & 2011	2012 & Beyond
	($ in millions)
Long-term debt	$—	$—	$—	$819.8
Interest payments on long-term debt	51.4	102.7	102.7	83.7
Operating leases	23.1	34.6	27.2	45.7

	$74.5	$137.3	$129.9	$949.2

Expected Maturity Date

Fiscal Year	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	($ in millions)
Long-term debt:
Fixed interest rate	$—	$—	$—	$—	$—	$465.0	$465.0	$487.9
Average interest rate						6.0%
Variable interest rate	$—	$—	$—	$—	$—	$354.8	$354.8	$354.8
Average interest rate	4.1%	6.0%	6.9%	6.9%	6.9%	4.4%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Trademarks

Proclear® and Biomedics® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report. PC Technology™, Biomedics XC™, Biofinity™ and Lone Star Retractor System™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2007, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of April 30, 2007, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The lead plaintiff filed a consolidated complaint on July 31, 2006. The consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004, and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, Messrs. Bender, Weiss, and Fruth, the consolidated complaint names as defendants several of the Company’s other current officers and directors and one former officer.

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

On September 29, 2006, the Company and the individual defendants moved to dismiss the consolidated complaint. A hearing on the motion is currently scheduled for July 16, 2007. The Company intends to vigorously defend this matter.

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

On November 29, 2006, the Superior Court for the County of Alameda entered an order staying the action pending the resolution of the federal derivative action.

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

United States Tax Court Litigation

On September 29, 2004, the Internal Revenue Service (IRS) issued Notices of Deficiency (Notices) to Ocular Sciences, Inc. (Ocular) in connection with its audit of Ocular’s income tax returns for the years 1999, 2000 and 2001. The Notices primarily pertain to transfer pricing issues and an alternative adjustment under the anti-deferral provisions of Subpart F of the Internal Revenue Code and asserts that $44.8 million of additional taxes is owed for these years, plus unspecified interest and approximately $12.7 million in related penalties.

On December 29, 2004, Ocular filed a Petition for the United States Tax Court to redetermine the deficiencies asserted by the IRS. On April 24, 2007, the Company received notification from the United States Tax Court that final decisions have been entered in the case on April 18, 2007. As a result, the total deficiency was reduced to $3.5 million, plus unspecified interest, with no penalties being assessed. The amount of the deficiency has largely been reserved in connection with the Ocular acquisition and will not have a material adverse effect on earnings. Because of the nature of the adjustments under the anti-deferral provisions of Subpart F, the decision has no precedential value on subsequent years of Ocular (2002-2005), which are currently under examination by the IRS.

The Company continues to be subject to the examination of Ocular’s income tax returns by the IRS and other fiscal authorities, and we cannot assure that the outcomes from these examinations will not have a material adverse effect on the Company’s operating results and financial condition. Moreover, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where it has higher statutory rates or lower than expected in countries where it has lower statutory rates, by changes in the valuation of deferred tax assets or liabilities or by changes in tax laws or interpretations thereof.

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

On April 11, 2006, CVI filed a lawsuit against CIBA in the United States District Court for the District of Delaware seeking a judicial declaration that CVI’s Biofinity line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of United States Patent Nos. 5,760,100, 5,776,999, 5,789,461, 5,849,811, 5,965,631 and 6,951,894. On July 5, 2006, CIBA answered the complaint by denying the allegation that CVI’s Biofinity line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of the foregoing patents. The answer also asks the Court for permission to interpose a counterclaim for infringement in the future if, after examination of the lenses, CIBA believes they infringe the foregoing patents, which counterclaim would seek both damages and injunctive relief. The Court has set a trial date of October 6, 2008.

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

Item 1A. Risk Factors

Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock or convertible debentures could decline. The risk factors set forth below supplement or modify the “Risk Factors” in our Annual Report on Form 10-K for fiscal year ended October 31, 2006, to reflect changes since that filing. These risks should be read in conjunction with the other information in this report, the 2006 Annual Report on Form 10-K and the January 31, 2007, Quarterly Report on Form 10-Q.

Risks Relating to Our Business

If we do not retain our key personnel and attract and retain other highly skilled employees, our business could suffer.

If we fail to recruit and retain the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel. Our success also depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. Competition for these persons in our industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel.

On April 3, 2007, we announced that our current chief executive officer, A. Thomas Bender, had expressed his desire to relinquish his role as chief executive officer by the end of 2007. Our Board of Directors has been engaged in a succession planning process and is considering both internal and external candidates for chief executive officer in its search process. Though we hope to appoint a qualified candidate in the near term, no assurance can be given that we will be able to retain a suitable chief executive officer. If we are unsuccessful in replacing Mr. Bender with an individual with the required level of experience and expertise in a timely manner, our operations and business strategy could be materially and adversely affected. Additionally, this change in our management may be disruptive to our business, and, during the transition period, there may be uncertainty among investors, vendors, customers, rating agencies, employees and others concerning our future direction and performance.

We face risks arising from the restructuring of our CVI operations.

We have undertaken initiatives to restructure CVI’s business operations by reorganizing certain of CVI’s reporting chains and centralizing certain management functions to our corporate headquarters in Pleasanton. While the restructuring is intended to have long-term benefits for us, in the shorter term we may experience management distractions, reduced employee productivity, operational disruptions and other difficulties as a result of the implementation of the restructuring, which in turn may affect our revenue in the future. We may also experience delays or greater than expected costs in implementing our restructuring program, and our efforts may fail to achieve the desired improvements in the management of our operations.

Concerns with the safety of certain contact lens solutions resulting in the voluntary recall of such products may adversely affect the contact lens industry in general.

On May 15, 2006, Bausch & Lomb announced a worldwide voluntary recall of ReNu™ with MoistureLoc™ following a governmental investigation into an increase in fungal infections among contact lens wearers in the United States and certain Asian markets. On May 25, 2007, Advanced Medical Optics announced a worldwide voluntary recall of Complete®MoisturePlus™ based on CDC data linking the product to an increased risk of acanthamoeba keratitis, a rare, but serious, infection of the cornea. While our contact lens products have not been associated with either of these recalls, these recalls and others, or similar safety issues, may damage consumer confidence in the safety of contact lens usage which may negatively impact the growth of the contact lens market in general or cause consumers to try alternative vision correcting technologies. An overall slowdown in the growth of the worldwide contact lens market could adversely affect our ability to continue to increase revenues thereby having a material adverse impact on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders was held on March 20, 2007.

Each of the ten individuals nominated to serve as directors of the Company was elected:

Director	Votes For	Votes Withheld
A. Thomas Bender	37,401,103	2,662,134
John D. Fruth	37,868,935	2,194,302
Michael H. Kalkstein	35,585,786	4,477,451
Jody S. Lindell	39,958,963	104,294
Moses Marx	37,598,410	2,464,827
Donald Press	35,573,406	4,490,831
Steven Rosenberg	37,620,297	2,442,940
Allan E. Rubenstein, M.D.	35,585,326	4,477,911
Robert S. Weiss	37,579,280	2,483,957
Stanley Zinberg, M.D.	39,958,325	104,912

Stockholders ratified the appointment of KPMG LLP as Cooper’s independent certified public accountant for the fiscal year ending October 31, 2007. A total of 37,561,962 shares were voted in favor of the ratification, 2,486,643 shares were voted against it and 14,634 shares abstained.

Stockholders also approved the adoption of the 2007 Long-Term Incentive Plan. A total of 27,541,266 shares were voted in favor of the adoption, 8,294,225 shares were voted against it and 40,991 shares abstained.

Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description
10.1	The Cooper Companies, Inc. 2007 Incentive Payment Plan, as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 21, 2007.

10.2	The Cooper Companies, Inc. 2007 Special Discretionary Bonus Plan, as incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 21, 2007.

10.3	The 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., as incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders filed on February 6, 2007.

10.4	Amendment #1 to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc, as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2007.

10.5	Amendment #1 to the 2006 Long-Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc, as incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 6, 2007.

10.6	Employment and Separation Agreement by and between The Cooper Companies, Inc., CooperVision, Inc. and Gregory A. Fryling, as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 8, 2007.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 8, 2007	/s/ Rodney E. Folden
Rodney E. Folden
Corporate Controller
(Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit Number	Description
10.1	The Cooper Companies, Inc. 2007 Incentive Payment Plan, as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 21, 2007.

10.2	The Cooper Companies, Inc. 2007 Special Discretionary Bonus Plan, as incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 21, 2007.

10.3	The 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., as incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders filed on February 6, 2007.

10.4	Amendment #1 to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc, as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2007.

10.5	Amendment #1 to the 2006 Long-Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc, as incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 6, 2007.

10.6	Employment and Separation Agreement by and between The Cooper Companies, Inc., CooperVision, Inc. and Gregory A. Fryling, as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 8, 2007.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7 to the Consolidated Condensed Financial Statements in this report.