Form 10-Q
period 2007-07-31
COOPER COMPANIES INC
filed 2007-09-10
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	44,800,966 Shares
Class	Outstanding at August 31, 2007

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Net sales	$251,862	$225,798	$696,817	$642,934
Cost of sales	105,938	88,037	294,526	244,649

Gross profit	145,924	137,761	402,291	398,285
Selling, general and administrative expense	104,521	90,039	302,977	263,085
Research and development expense	11,513	6,264	30,581	26,110
Restructuring costs	2,072	5,628	6,779	7,834
Amortization of intangibles	4,160	3,530	12,003	10,762

Operating income	23,658	32,300	49,951	90,494
Interest expense	11,085	8,534	31,795	28,834
Other income (expense), net	512	523	1,340	(1,655)

Income before income taxes	13,085	24,289	19,496	60,005
Provision for income taxes	4,905	3,312	6,495	7,373

Net income	8,180	20,977	13,001	52,632
Add interest charge applicable to convertible debt, net of tax	523	522	—	1,567

Income for calculating diluted earnings per share	$8,703	$21,499	$13,001	$54,199

Earnings per share:
Basic	$0.18	$0.47	$0.29	$1.18

Diluted	$0.18	$0.45	$0.29	$1.14

Number of shares used to compute earnings per share:
Basic	44,778	44,531	44,664	44,516

Diluted	47,785	47,482	45,082	47,614

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	July 31, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,061	$8,224
Trade accounts receivable, net of allowance for doubtful accounts of $5,818 at July 31, 2007 and $5,523 at October 31, 2006	164,332	146,584
Inventories, net	265,381	236,512
Deferred tax assets	22,200	19,659
Prepaid expense and other current assets	51,123	45,972

Total current assets	511,097	456,951

Property, plant and equipment, at cost	756,263	637,428
Less: accumulated depreciation and amortization	177,546	141,071

	578,717	496,357

Goodwill	1,255,936	1,217,084
Other intangibles, net	150,086	147,160
Deferred tax assets	23,322	21,479
Other assets	21,907	13,570

	$2,541,065	$2,352,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$53,706	$23,516
Current portion of long-term debt	—	37,850
Accounts payable	59,531	66,080
Employee compensation and benefits	30,643	29,755
Accrued acquisition costs	20,553	36,901
Accrued income taxes	36,864	28,534
Accrued interest	16,803	8,192
Other current liabilities	66,322	45,802

Total current liabilities	284,422	276,630

Long-term debt	807,580	681,286
Deferred tax liability	11,504	9,494
Accrued pension liability and other	2,197	6,682

Total liabilities	1,105,703	974,092

Commitments and Contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 45,184 at July 31, 2007 and 44,966 at October 31, 2006	4,518	4,497
Additional paid-in capital	1,016,630	993,713
Accumulated other comprehensive income	61,788	38,711
Retained earnings	358,320	348,000
Treasury stock at cost: 384 shares at July 31, 2007 and 418 shares at October 31, 2006	(5,894)	(6,412)

Stockholders’ equity	1,435,362	1,378,509

	$2,541,065	$2,352,601

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income	$13,001	$52,632
Depreciation and amortization	55,651	45,020
Decrease (increase) in operating capital	11,783	(24,338)
Other non-cash items	15,427	41,545

Net cash provided by operating activities	95,862	114,859

Cash flows from investing activities:
Purchases of property, plant and equipment	(128,688)	(124,534)
Acquisitions of businesses, net of cash acquired	(77,636)	(63,051)

Net cash used in investing activities	(206,324)	(187,585)

Cash flows from financing activities:
Net proceeds of short-term debt	28,012	1,224
Repayments of long-term debt	(1,005,364)	(678,978)
Proceeds from long-term debt	1,093,700	731,750
Debt acquisition costs	(11,496)	(625)
Dividends on common stock	(2,681)	(2,671)
Excess tax benefit from share-based compensation arrangements	176	1,170
Proceeds from exercise of stock options	7,578	2,531

Net cash provided by financing activities	109,925	54,401
Effect of exchange rate changes on cash and cash equivalents	374	223

Net decrease in cash and cash equivalents	(163)	(18,102)
Cash and cash equivalents—beginning of period	8,224	30,826

Cash and cash equivalents—end of period	$8,061	$12,724

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Net income	$8,180	$20,977	$13,001	$52,632
Other comprehensive income:
Foreign currency translation adjustment	6,937	5,013	26,812	17,366
Change in value of derivative instruments, net of tax	(2,908)	(113)	(3,735)	988
Minimum pension liability adjustment, net of tax	—	—	—	197

Other comprehensive income	4,029	4,900	23,077	18,551

Comprehensive income	$12,209	$25,877	$36,078	$71,183

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at July 31, 2007 and October 31, 2006, the consolidated results of its operations for the three and nine months ended July 31, 2007 and 2006 and its cash flows for the nine months ended July 31, 2007 and 2006. Most of these adjustments are normal and recurring. However, certain adjustments associated with recent acquisitions and the related financial arrangements are of an unusual nature.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2007, and our analysis indicated that we had no impairment of goodwill. The valuation of each of our reporting units was determined using discounted cash flows, an income valuation approach.

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

We paid $20.0 million in cash for Wallach and have ascribed $14.7 million to goodwill, $1.2 million to working capital (including acquisition costs of $2.1 million), $6.5 million to other intangible assets with a weighted average estimated useful life of 5 years, $0.2 million to property, plant and equipment and $2.6 million to deferred tax liability.

Lone Star Medical Products, Inc. (Lone Star): On November 2, 2006, Cooper acquired all of the outstanding shares of Lone Star, a manufacturer of medical devices that improve the management of the surgical site, most notably the Lone Star Retractor System, which places a retraction ring around the surgical incision providing greater exposure of the surgical field.

We paid $27.2 million in cash for Lone Star and have ascribed $19.2 million to goodwill, negative $0.4 million to working capital (including acquisition costs of $2.6 million), $7.6 million to other intangible assets with a weighted average estimated useful life of 7 years, $4.3 million to property, plant and equipment and $1.3 million to deferred tax liability, and we assumed $2.2 million of long-term debt. The debt was repaid shortly after closing.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

There were no adjustments of accrued acquisition costs included in the determination of net income for the reported periods.

Below is a summary of activity related to accrued acquisition costs for the nine months ended July 31, 2007.

Description	Balance October 31, 2006	Additions	Payments	Balance July 31, 2007
	(In thousands)
Plant shutdown	$4,813	$1,265	$1,482	$4,596
Severance	10,473	1,691	3,512	8,652
Contingent consideration	12,252	—	12,252	—
Legal and consulting	5,705	1,330	1,530	5,505
Preacquisition liabilities	768	—	768	—
Other	2,890	586	1,676	1,800

	$36,901	$4,872	$21,220	$20,553

In connection with the Ocular Sciences Inc. (Ocular) acquisition, we are progressing through our integration plan that is designed to optimize operational synergies of the combined companies. These activities include integrating duplicate facilities and expanding utilization of preferred manufacturing and distribution practices. Integration activities began in January 2005 and are expected to continue through mid calendar year 2008.

We estimate that the total restructuring costs under this integration plan, exclusive of accrued acquisition related costs, will be approximately $45 – $50 million, of which approximately $25 - $30 million is cash related, and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the three and nine month periods, we reported $0.9 million and $9.4 million in cost of sales and $2.1 million and $6.8 million in restructuring costs, respectively. The following table summarizes the restructuring costs incurred under this integration plan through July 31, 2007.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	Plant Shutdown	Severance	Asset Impairments	Other	Total
	(In millions)
Restructuring costs incurred:
Through October 31, 2006	$2.6	$4.4	$3.4	$9.4	$19.8
For the nine-month period ended July 31, 2007	2.7	3.1	6.3	4.1	16.2

	$5.3	$7.5	$9.7	$13.5	$36.0

Restructuring costs reported in our Consolidated Statements of Income also include costs related to less significant restructuring activities within our consolidated organization.

Note 4. Inventories, Net

	July 31, 2007	October 31, 2006
	(In thousands)
Raw materials	$36,591	$31,368
Work-in-process	15,375	19,774
Finished goods	213,415	185,370

	$265,381	$236,512

Inventories are stated at the lower of average cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 5. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of November 1, 2005	$1,047,538	$121,511	$1,169,049
Net (reductions) additions during the year ended October 31, 2006	(2,339)	48,204	45,865
Other adjustments*	2,170	—	2,170

Balance as of October 31, 2006	$1,047,369	$169,715	$1,217,084
Net additions during the nine-month period ended July 31, 2007	811	34,675	35,486
Other adjustments*	3,366	—	3,366

Balance as of July 31, 2007	$1,051,546	$204,390	$1,255,936

*	Primarily translation differences in goodwill denominated in foreign currency.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Other Intangible Assets

	As of July 31, 2007		As of October 31, 2006
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$2,907	$428	$1,807	$231
Technology	89,687	25,811	88,950	19,739
Shelf space and market share	86,386	13,929	73,486	9,007
License and distribution rights and other	17,294	6,020	17,070	5,176

	196,274	$46,188	181,313	$34,153

Less accumulated amortization and translation	46,188		34,153

Other intangible assets, net	$150,086		$147,160

We estimate that amortization expense will be about $16.2 million per year in the five-year period ending October 31, 2011.

During the first and third fiscal quarters of 2007, payments of $4.2 million and $3 million, respectively, related to a license agreement to distribute gynecological medical devices were written-off as acquired in-process research and development, as the products are pending Food and Drug Administration approval.

Note 6. Debt

	July 31, 2007	October 31, 2006
	(In thousands)
Short-term:
Overdraft and other credit facilities	$53,706	$23,516
Current portion of long-term debt	—	37,850

	$53,706	$61,366

Long-term:
Convertible senior debentures, net of discount of $2,288 and $ 2,396	$112,712	$112,604
Former credit facility	—	605,300
Revolver	344,500	—
Senior notes	350,000	—
Other	368	1,232

	807,580	719,136
Less current portion	—	37,850

	$807,580	$681,286

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Credit Facility: On January 31, 2007, Cooper refinanced its existing $750 million syndicated bank credit facility (former credit facility), which consisted of a $250 million term loan and a $500 million revolving credit facility, with a new $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% of Senior Notes, described below. The refinancing extended the maturity and provided additional borrowing flexibility along with lower overall pricing relative to the prior agreement. In addition, the Company has the ability from time to time to increase the size of the Revolver by up to an additional $250 million. KeyBank led the Revolver refinancing, which resulted in a number of the banks retaining or increasing their participation in the agreement. The Revolver matures on January 31, 2012.

Interest rates for the Revolver are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 150 basis points. As of July 31, 2007, the additional basis points were 125.

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

At July 31, 2007, the Company’s Interest Coverage Ratio was 6.15 to 1.00 and the Total Leverage Ratio was 3.47 to 1.00.

In the first fiscal quarter, the Company wrote off about $0.9 million of debt issuance costs in interest expense as a result of extinguishing the term loan. The remaining $1.7 million of existing debt issuance costs and the $10.4 million of costs incurred to refinance the Revolver and Notes are carried in other assets and amortized to interest expense over the life of the credit facility.

At July 31, 2007, we had $305.3 million available under the Revolver:

(In millions)
Amount of Revolver	$650.0
Outstanding loans	(344.7	)*

Available	$305.3

*	Includes $0.2 million in letters of credit

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Senior Notes: On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes (the Notes) due February 15, 2015. The Notes were initially offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and were subsequently exchanged for a like principal amount of Notes having identical terms that were registered with the Securities and Exchange Commission pursuant to a registration statement declared effective June 19, 2007. The Notes pay interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. We may redeem some or all of the Notes at any time prior to February 15, 2011, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and a make-whole premium. We may redeem some or all of the Notes at any time on or after February 15, 2011, at the redemption prices (expressed as percentages of principal amounts) set forth below, plus accrued and unpaid interest to the redemption date and additional interest (if we fail to comply with certain obligations under the registration rights agreement that we entered in connection with the Notes (Additional Interest)), if any, on the Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Canadian Credit Facility: On April 30, 2007, the Company entered into a $10 million Canadian dollar credit facility supported by a continuing and unconditional guaranty. Interest expense is calculated on outstanding balances based on an applicable base rate plus a fixed spread. At July 31, 2007, $6.7 million of the facility was utilized. The weighted average interest rate on the outstanding balances at July 31, 2007, was 6.0%.

European Credit Facilities: On November 1, 2006, the Company entered into a $45 million European credit facility supported by a continuing and unconditional guaranty, which replaced our previous European overdraft facility. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under the guaranty. At July 31, 2007, $21 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 4.93%.

In addition to the $45 million European Credit Facilities, the Company has two non-guaranteed Italian overdraft facilities totaling approximately $7 million. At July 31, 2007, $0.1 million of these two facilities was utilized. The weighted average interest rate on the outstanding balances was 3.91%.

Asian Pacific Credit Facilities: On February 22, 2006, the Company entered into a $15 million Yen-denominated credit facility in Japan supported by a continuing and unconditional guaranty. The Company will pay to the bank all forms of indebtedness in Yen upon demand by the bank. Interest expense is calculated on the outstanding balance based on the EuroYen rate plus a fixed spread. At July 31, 2007, $14.0 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 1.34%.

During the three months ended April 30, 2007, the Company entered into an additional $13 million overdraft facility that included Japan and certain of our Asian Pacific subsidiaries. This overdraft facility is supported by a continuing and unconditional guaranty. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under the guaranty. At July 31, 2007, $6.1 million of the facility was utilized. The interest rate on the outstanding balances was 1.94%.

Other Short-term Debt: At July 31, 2007, the Company had $5.8 million of other short-term debt primarily in the United States.

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

Cash Flow Hedging

In November 2006, the Company entered into approximately $400 million of foreign currency forward contracts with maturities of up to thirteen months to reduce foreign currency fluctuations related to forecasted foreign currency denominated purchases and sales of product. The derivatives are accounted for as cash flow hedges under SFAS 133 and are expected to be effective throughout the life of the hedges.

Interest Rate Swaps

To meet certain management and business objectives, the Company entered into four new interest rate swaps on May 3, 2007. These new interest rate swaps, totaling $250 million, serve to fix the floating rate debt under the Revolver for terms between 30 and 48 months with fixed rates between 4.94% to 4.96%.

On May 3, 2007, Cooper terminated two $125 million floating-to-fixed interest rate swaps that were set to mature on February 7, 2008. The Company received a total of $3.2 million from the counterparties as a result of these swap terminations and used the proceeds to reduce our outstanding debt. The Company realized a gain of approximately $2.4 million that will be amortized from other comprehensive income (OCI) to interest expense over the original life of the interest rate swaps.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at the end of each fiscal quarter using the hypothetical derivative method. The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. As of July 31, 2007, the fair value of the outstanding swaps, approximately $0.5 million, was recorded as an asset and the effective offset is recorded in OCI in our Consolidated Balance Sheet. During the nine months ended July 31, 2007, approximately $1.1 million of effective gains were amortized from OCI to interest expense. Effective amounts are amortized to interest expense as the related hedged expense is incurred. As of July 31, 2007, we estimated that approximately $2.1 million will be amortized during fiscal year 2007. During the nine months ended July 31, 2007, approximately $0.2 million of ineffective gains were reclassified from OCI to interest expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

On January 31, 2007, Cooper refinanced its existing $750 million syndicated bank credit facility, with a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% Senior Notes. As part of this new debt structure, the Company terminated an interest rate swap with a notional value of $125 million on January 30, 2007. This interest rate swap was set to mature on February 7, 2009. The Company settled the interest rate swap and received $1.1 million from the respective counterparty. As a result of the termination of this interest rate swap, the Company realized a gain of approximately $1 million. The Company will amortize this gain from OCI to interest expense over the original life of the interest rate swap.

Note 8. Earnings Per Share

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(In thousands, except for per share amounts)
Net income	$8,180	$20,977	$13,001	$52,632

Add interest charge applicable to convertible debt, net of tax	523	522	—	1,567

Income for calculating diluted earnings per share	$8,703	$21,499	$13,001	$54,199

Basic:
Weighted average common shares	44,778	44,531	44,664	44,516

Basic earnings per common share	$0.18	$0.47	$0.29	$1.18

Diluted:
Weighted average common shares	44,778	44,531	44,664	44,516
Effect of dilutive stock options	417	361	418	508
Shares applicable to convertible debt	2,590	2,590	—	2,590

Diluted weighted average common shares	47,785	47,482	45,082	47,614

Diluted earnings per common share	$0.18	$0.45	$0.29	$1.14

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The following table sets forth stock options to purchase Cooper’s common stock and common shares applicable to convertible debt that are not included in the diluted net income per share calculation because to do so would be anti-dilutive for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Stock options to purchase common stock	3,159,533	2,128,383	3,187,533	2,088,383

Exercise prices	$53.52-$80.51	$47.42-$80.51	$52.40-$80.51	$53.52-$80.51

Number of common shares applicable to convertible debt	—	—	2,590,090	—

Note 9. Share-Based Compensation Plans

The Company has two share-based compensation plans, which include stock options and restricted stock awards. The 2007 Long-Term Incentive Plan, as amended (2007 LTIP) and the 2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan) are the only plans with stock awards currently available for grant as of July 31, 2007. The 2007 LTIP has replaced the Second Amended and Restated 2001 Long-Term Incentive Plan (2001 LTIP), which expired in December 2006 by its terms. The 2006 Directors Plan has replaced the 1996 Long-Term Incentive Plan for Non-Employee Directors (1996 Directors Plan), which expired in November 2005 by its terms.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(In millions)
Selling, general and administrative expense	$3.4	$2.5	$12.8	$10.4
Cost of sales	0.5	0.2	1.1	0.4
Research and development expense	0.2	0.1	0.6	0.3
Restructuring costs	—	—	0.8	—
Capitalized in inventory	0.5	(0.1)	1.5	0.5

Total compensation expense	$4.6	$2.7	$16.8	$11.6

Related income tax benefit	$0.9	$0.5	$4.0	$2.6

Cash received from options exercised under all share-based payment arrangements for the three and nine months ended July 31, 2007, was $2.7 million and $7.6 million, respectively. Cash received from options exercised under all share-based payment arrangements for the three and nine months ended July 31, 2006, was $31,000 and $2.5 million, respectively.

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

The fair value of each option award granted during the three and nine months ended July 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option valuation model and weighted-average assumptions in the following table.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Expected life	2.8 yrs.	4.42 yrs.	2.71 to 5.16 yrs.	3.56 to 5.16 yrs.
Expected volatility	30.4%	30.2%	29.3% to 30.4%	29.5% to 30.8%
Risk-free interest rate	4.73%	4.38%	4.47% to 4.83%	4.37% to 4.52%
Dividend yield	0.09%	0.09%	0.09% to 0.117%	0.09%

The status of the Company’s stock option plans at July 31, 2007, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2006	4,988,468	$52.73
Granted	167,400	$56.68
Exercised	(244,168)	$30.97
Forfeited or expired	(83,250)	$66.98

Outstanding at July 31, 2007	4,828,450	$53.72	6.02	$—

Vested and exercisable at July 31, 2007	2,067,734	$41.11	5.56	$19,571,141

The weighted-average fair value of each option granted during the three and nine months ended July 31, 2007, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $12.76 and $12.01, respectively. For the 2001 LTIP and for the Directors Plans, there were no options granted during the three months ended July 31, 2007. The weighted-average fair value of each option granted during the nine months ended July 31, 2007, estimated as of the grant date using the Black-Scholes option pricing model, for the 2001 LTIP and Directors Plans was $10.61 and $20.36, respectively. The total intrinsic value of options exercised during the three months and nine months ended July 31, 2007 was $1.3 million and $4.6 million, respectively. The expected requisite service periods for options granted in both the three and nine months ended July 31, 2007, for employees was 33 months. Directors’ options and restricted stock grants are expensed on the date of grant as the 2006 Directors Plan does not contain a substantive future requisite service period.

Stock awards outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant. Options granted under the 2007 LTIP and the 2001 LTIP generally vest over three and one-half to five years based on market and service conditions and expire no later than ten years after the grant date. Options granted under the 2006 Directors Plan and the 1996 Directors Plan generally vest in five years or upon achievement of a market condition and expire no later than ten years after

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

the grant date. Effective November 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period, except for the directors, as they are expensed on the date of grant. As of July 31, 2007, there was $28.8 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.98 years.

Note 10. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the nine months ended July 31, 2007 was 33.3 percent. Accounting principles generally accepted in the United States of America (GAAP) require that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provision for income taxes for the nine-month period ended July 31, 2006, was 12.3 percent. The increase in the 2007 ETR reflects certain expenses associated with the Ocular integration plan impacting jurisdictions with lower tax rates and changes in the geographic mix of annual pretax income.

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

Cooper’s results of operations for the three and nine months ended July 31, 2007 and 2006 reflect the following pension costs.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic pension cost:
Service cost	$714	$761	$2,143	$2,262
Interest cost	453	398	1,359	1,184
Expected returns on assets	(458)	(420)	(1,374)	(1,261)
Amortization of prior service cost	7	7	22	21
Amortization of transition obligation	7	7	20	21
Recognized net actuarial loss	43	109	128	334

Net periodic pension cost	$766	$862	$2,298	$2,561

The Company contributed $4.5 million to its pension plan during the fiscal third quarter of 2007.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 12. Cash Dividends

We paid a semiannual dividend of approximately $1.3 million or 3 cents per share on January 5, 2007, to stockholders of record on December 15, 2006. We paid another semiannual dividend of approximately $1.3 million or 3 cents per share on July 5, 2007, to stockholders of record on June 13, 2007.

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

The lead plaintiff filed a consolidated complaint on July 31, 2006. The consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004, and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, Messrs. Bender, Weiss, and Fruth, the consolidated complaint names as defendants several of the Company’s other current officers and directors and one former officer. On July 13, 2007, the Court granted Cooper’s motion to dismiss the consolidated complaint and granted the lead plaintiff leave to amend to attempt to state a valid claim.

On August 9, 2007, the lead plaintiff filed an amended consolidated complaint. As before, the amended consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004, and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, the amended consolidated complaint names as defendants Messrs. Bender, Weiss, Fruth, Steven M. Neil, the Company’s Executive Vice President and Chief Financial Officer, and Gregory A. Fryling, CooperVision’s former President and Chief Operating Officer.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The amended consolidated complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, among other things, contending that the defendants made misstatements concerning the Biomedics product line, sales force integration following the merger with Ocular, the impact of silicone hydrogel lenses and financial projections. The amended consolidated complaint also alleges that the Company improperly accounted for assets acquired in the Ocular merger by improperly allocating $100 million of acquired customer relationships and manufacturing technology to goodwill (which is not amortized against earnings) instead of to intangible assets other than goodwill (which are amortized against earnings), that the Company lacked appropriate internal controls and issued false and misleading Sarbanes-Oxley Act certifications.

On September 5, 2007, the Company and the individual defendants moved to dismiss the amended consolidated complaint. The Company intends to vigorously defend this matter.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. The Company and the individual defendants have yet to respond to the consolidated amended complaint. By court order, the response date has been deferred until resolution of motions to dismiss filed in the putative securities class action matter.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

On October 5, 2004, Bausch & Lomb Incorporated (Bausch & Lomb) filed a lawsuit against Ocular Sciences, Inc. in the U.S. District Court for the Western District of New York alleging that its Biomedics toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. The parties have filed claim construction briefs for the court to consider for its Markman order, and fact discovery substantially concluded during the first quarter of fiscal 2006. No trail date has been set. Based on our review of the complaint and the patent, as well as other relevant information obtained in discovery, we believe this lawsuit is without merit and plan to continue to pursue a vigorous defense.

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

After a lengthy process of discovery and negotiation involving the Tax Court and the IRS Appeals Office, a settlement was reached with the IRS and a final Tax Court decision was entered on April 18, 2007, for a settlement amount of $3.5 million plus interest. The liability was previously fully reserved and paid on June 27, 2007.

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

On April 10, 2006, CVI filed a lawsuit against CIBA Vision (CIBA) in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 6,431,706, 6,923,538, 6,467,903, 6,857,740 and 6,971,746 by, among other things, making, using, selling and offering to sell its O2Optix line of contact lenses. On June 5, 2006, CIBA filed an answer denying infringement and asserting certain affirmative defenses. On July 16, 2007, the Court issued a Markman order construing certain claim terms of the patents. The Court has set a trial date of January 8, 2008.

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

On November 21, 2006, CVI filed a lawsuit against CIBA in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 7,134,753 and 7,133,174 by, among other things, making, using, selling and offering to sell its O2Optix toric line of contact lenses. On December 11, 2006, CIBA filed an answer denying infringement and asserting certain affirmative defenses. On July 16, 2007, the Court issued a Markman order construing certain claim terms of the patents. The Court has set a trial date of January 8, 2008.

Note 14. Financial Information for Guarantor and Non-Guarantor Subsidiaries

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes due 2015 (the Senior Notes, see Note 6). The Senior Notes are guaranteed by certain of our direct and indirect subsidiaries. The Senior Notes are our general unsecured obligations; senior in right of payment to all of our existing and any future subordinated indebtedness; pari passu in right of payment with all of our existing and any future unsecured indebtedness that is not by its terms expressly subordinated to the Senior Notes; effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness; unconditionally guaranteed by all of our existing and future domestic subsidiaries, other than any excluded domestic subsidiaries; and structurally subordinated to indebtedness of our subsidiaries that are not subsidiary guarantors.

Presented below are the Consolidating Condensed Statements of Income for the three and nine months ended July 31, 2007 and 2006, the Consolidating Condensed Balance Sheets as of July 31, 2007 and October 31, 2006 and the Consolidating Condensed Statements of Cash Flows for the nine months ended July 31, 2007 and 2006 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries):

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Income

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended July 31, 2007
Net sales	$—	$122,160	$170,438	$(40,736)	$251,862
Cost of sales	—	56,277	105,421	(55,760)	105,938

Gross profit	—	65,883	65,017	15,024	145,924

Operating expenses	7,502	55,603	59,543	(382)	122,266

Operating income (loss)	(7,502)	10,280	5,474	15,406	23,658
Interest expense	11,085	—	—	—	11,085
Other income (expense), net	12,289	(8,172)	(3,605)	—	512

Income (loss) before income taxes	(6,298)	2,108	1,869	15,406	13,085
Provision for (benefit from) income taxes	(1,584)	(576)	7,065	—	4,905

Net income (loss)	$(4,714)	$2,684	$(5,196)	$15,406	$8,180

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Nine Months Ended July 31, 2007
Net sales	$—	$343,998	$404,786	$(51,967)	$696,817
Cost of sales	—	155,008	206,025	(66,507)	294,526

Gross profit	—	188,990	198,761	14,540	402,291

Operating expenses	24,942	158,416	170,099	(1,117)	352,340

Operating income (loss)	(24,942)	30,574	28,662	15,657	49,951
Interest expense	31,795	—	—	—	31,795
Other income (expense), net	37,443	(24,055)	(12,048)	—	1,340

Income (loss) before income taxes	(19,294)	6,519	16,614	15,657	19,496
Provision for (benefit from) income taxes	(7,902)	2,126	12,271	—	6,495

Net income (loss)	$(11,392)	$4,393	$4,343	$15,657	$13,001

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Income

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended July 31, 2006
Net sales	$—	$122,573	$141,852	$(38,627)	$225,798
Cost of sales	—	66,373	57,038	(35,374)	88,037

Gross profit	—	56,200	84,814	(3,253)	137,761

Operating expenses	6,346	46,830	52,969	(684)	105,461

Operating income (loss)	(6,346)	9,370	31,845	(2,569)	32,300
Interest expense	8,534	—	—	—	8,534
Other income (expense), net	4,897	173	(4,547)	—	523

Income (loss) before income taxes	(9,983)	9,543	27,298	(2,569)	24,289
Provision for (benefit from) income taxes	(5,086)	1,682	6,716	—	3,312

Net income (loss)	$(4,897)	$7,861	$20,582	$(2,569)	$20,977

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Nine Months Ended July 31, 2006
Net sales	$—	$359,144	$415,061	$(131,271)	$642,934
Cost of sales	—	186,802	179,222	(121,375)	244,649

Gross profit	—	172,342	235,839	(9,896)	398,285

Operating expenses	22,114	143,740	144,171	(2,234)	307,791

Operating income (loss)	(22,114)	28,602	91,668	(7,662)	90,494
Interest expense	28,834	—	—	—	28,834
Other income (expense), net	23,830	(10,079)	(15,406)	—	(1,655)

Income (loss) before income taxes	(27,118)	18,523	76,262	(7,662)	60,005
Provision for (benefit from) income taxes	(19,492)	19,772	7,093	—	7,373

Net income (loss)	$(7,626)	$(1,249)	$69,169	$(7,662)	$52,632

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
July 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$—	$351	$7,710	$—	$8,061
Trade receivables, net	—	69,519	94,813	—	164,332
Marketable securities	—	—	—	—	—
Inventories, net	—	84,442	224,739	(43,800)	265,381
Deferred tax asset	1,444	16,398	4,358	—	22,200
Other current assets	2,840	15,123	33,160	—	51,123

Total current assets	4,284	185,833	364,780	(43,800)	511,097

Property, plant and equipment, net	760	88,775	489,182	—	578,717
Goodwill	116	668,034	587,786	—	1,255,936
Other intangibles, net	407	90,623	59,056	—	150,086
Deferred tax asset	63,291	(42,073)	2,104	—	23,322
Other assets	1,486,705	2,052	8,211	(1,475,061)	21,907

	$1,555,563	$993,244	$1,511,119	$(1,518,861)	$2,541,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$3,835	$260	$49,611	$—	$53,706
Other current liabilities	39,358	65,089	126,269	—	230,716

Total current liabilities	43,193	65,349	175,880	—	284,422

Long-term debt	807,212	—	368	—	807,580
Deferred tax liability	—	1	11,503	—	11,504
Intercompany and other liabilities	(327,420)	(152,893)	482,510	—	2,197

Total liabilities	522,985	(87,543)	670,261	—	1,105,703

Stockholders’ equity	1,032,578	1,080,787	840,858	(1,518,861)	1,435,362

	$1,555,563	$993,244	$1,511,119	$(1,518,861)	$2,541,065

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Nine Months Ended July 31, 2007
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(853)	$63,688	$33,027	$—	$95,862

Cash flows from investing activities:
Purchase of property, plant and equipment	(169)	(17,279)	(111,240)	—	(128,688)
Acquisitions of businesses, net of cash acquired	(470)	(71,231)	(5,935)	—	(77,636)

Net cash used in investing activities	(639)	(88,510)	(117,175)	—	(206,324)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	3,837	(2,354)	26,529	—	28,012
Intercompany proceeds (repayments)	(85,523)	28,614	56,909	—	—
Net proceeds (repayments) of long-term debt	89,200	(780)	(84)	—	88,336
Debt acquisition costs	(11,496)	—	—	—	(11,496)
Dividends on common stock	(2,681)	—	—	—	(2,681)
Excess tax benefit from share-based compensation arrangements	176	—	—	—	176
Proceeds from exercise of stock options	7,578	—	—	—	7,578

Net cash provided by financing activities	1,091	25,480	83,354	—	109,925

Effect of exchange rate changes on cash and cash equivalents	—	—	374	—	374

Net increase (decrease) in cash and cash equivalents	(401)	658	(420)	—	(163)
Cash and cash equivalents at the beginning of the period	401	(307)	8,130	—	8,224

Cash and cash equivalents at the end of the period	$—	$351	$7,710	$—	$8,061

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Nine Months Ended July 31, 2006
Cash flows from operating activities:
Net cash provided by operating activities	$16,700	$24,324	$73,250	$585	$114,859

Cash flows from investing activities:
Purchase of property, plant and equipment	(317)	(27,623)	(96,594)	—	(124,534)
Acquisitions of businesses, net of cash acquired	(2,482)	(52,492)	(8,077)	—	(63,051)

Net cash used in investing activities	(2,799)	(80,115)	(104,671)	—	(187,585)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	—	(1,246)	2,470	—	1,224
Intercompany proceeds (repayments)	(78,885)	57,828	21,642	(585)	—
Net proceeds (repayments) of long-term debt	53,050	(225)	(53)	—	52,772
Debt acquisition costs	(625)	—	—	—	(625)
Dividends on common stock	(2,671)	—	—	—	(2,671)
Excess tax benefit from share-based compensation arrangements	1,170	—	—	—	1,170
Proceeds from exercise of stock options	2,531	—	—	—	2,531

Net cash provided by (used in) financing activities	(25,430)	56,357	24,059	(585)	54,401

Effect of exchange rate changes on cash and cash equivalents	—		223		223

Net increase (decrease) in cash and cash equivalents	(11,529)	566	(7,139)	—	(18,102)
Cash and cash equivalents at the beginning of the period	13,262	(814)	18,378		30,826

Cash and cash equivalents at the end of the period	$1,733	$(248)	$11,239	$—	$12,724

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

Segment information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(In thousands)
Net sales to external customers:
CVI	$212,010	$194,189	$583,791	$551,483
CSI	39,852	31,609	113,026	91,451

	$251,862	$225,798	$696,817	$642,934

Operating income:
CVI	$27,811	$33,052	$63,346	$103,858
CSI	3,349	5,594	11,547	8,750
Corporate	(7,502)	(6,346)	(24,942)	(22,114)

Total operating income	23,658	32,300	49,951	90,494
Interest expense	11,085	8,534	31,795	28,834
Other income (expense), net	512	523	1,340	(1,655)

Income before income taxes	$13,085	$24,289	$19,496	$60,005

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

			July 31, 2007	October 31, 2006
			(In thousands)
Identifiable assets:
CVI			$2,167,142	$2,049,557
CSI			310,694	248,382
Corporate			63,229	54,662

Total			$2,541,065	$2,352,601

Geographic information:
	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(In thousands)
Net sales to external customers by country of domicile:
United States	$121,032	$110,454	$339,591	$322,793
Europe	82,321	74,006	223,821	198,805
Rest of world	48,509	41,338	133,405	121,336

Total	$251,862	$225,798	$696,817	$642,934

			July 31, 2007	October 31, 2006
			(In thousands)
Long-lived assets by country of domicile:
United States			$237,296	$217,749
Europe			333,323	270,789
Rest of world			8,098	7,819

Total			$578,717	$496,357

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Forward-Looking Statements: This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition (including the Ocular business) are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•	Failures to launch, or significant delays in introducing, new products, or limitations on sales following introduction due to manufacturing constraints or poor market acceptance.

•	Failures to receive or delays in receiving U.S. or foreign regulatory approvals for products.

•

Compliance costs and potential liability in connection with U.S. and foreign healthcare regulations, including product recalls, and potential losses resulting from sales of counterfeit and other infringing products.

•	The success of research and development activities and other start-up projects.

•	New competitors, product innovations or technologies.

•	Failure to develop new manufacturing processes, or delays in implementation of such processes.

•	A major disruption in the operations of our manufacturing or distribution facilities, due to technological problems, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses.

•

Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to claims involving product liability or patent protection (including risks with respect to the ultimate validity and enforceability of the Company’s patent applications and patents and the possible infringement of the intellectual property of others).

•

The impact of acquisitions and divestitures on revenues, earnings and margins, including the impact of the Lone Star and Wallach acquisitions on CSI and the Company, any failure by the Company to successfully integrate acquired businesses into CVI and CSI, any failure to continue to realize anticipated benefits from the Company’s cost-cutting measures and risks inherent in accounting assumptions made regarding the acquisitions.

•	Changes in business, political and economic conditions, including the adverse effects of natural disasters on patients, practitioners and product distribution.

•	Interest rate and foreign currency exchange rate fluctuations.

•	Changes in U.S. and foreign government regulation of the retail optical industry and of the healthcare industry generally.

•	Dilution to earnings per share from acquisitions or issuing stock.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

•	Changes in tax laws or their interpretation and changes in effective tax rates, including by reason of changes in the Company’s geographic profit mix.

•	Changes in the Company’s expected utilization of recognized net operating loss carry forwards.

•	The requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill.

•	Changes in accounting principles or estimates.

•

Disruptions or delays related to implementation of information technology systems covering the Company’s businesses, or other events which could result in Management having to report a material weakness in the effectiveness of the Company’s internal control over financial reporting in its 2007 Annual Report on Form 10-K.

•	Environmental risks including significant environmental cleanup costs above those already accrued.

•

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

Results of Operations

In this section we discuss the results of our operations for the third fiscal quarter of 2007 and compare them with the same period of fiscal 2006. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Third Quarter Highlights:

•	Sales of $251.9 million, up 12%, 9% in constant currency.

•	Gross margin 58% of revenue including $13.2 million of costs associated with new product introductions and Ocular integration activities.

•	Operating income down 27% to $23.7 million.

•	Diluted earnings per share at 18 cents, down from 45 cents.

•

Results include $4.1 million of stock option expenses, $9.9 million of production start up costs, $3.0 million of acquired in-process research and development, $12.4 million of integration costs including $3.7 million of distribution rationalization costs, and $2.3 million of intellectual property and securities litigation costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Nine-Month Highlights:

•	Sales of $696.8 million, up 8%, 6% in constant currency.

•	Gross margin 58% of revenue.

•	Operating income down 45% to $50.0 million.

•	Diluted earnings per share at 29 cents down from $1.14.

•

Results include $15.3 million of stock option expense, $22.5 million of production start up costs, $34.2 million of integration costs including $11.1 million of distribution rationalization costs, $5.7 million of litigation expenses related to intellectual property and securities litigation, and a $7.2 million charge for acquired in-process research and development. Our results also include a $0.9 million write-off of debt issuance costs.

Outlook

We are in the process of developing and launching a number of new contact lens products that we believe will result in Cooper continuing to have a broad and competitive product line. New products planned for introduction over the next two years include lenses utilizing silicone hydrogel materials and new lens designs, including multifocal lenses. Contact lenses utilizing silicone hydrogel materials have grown significantly, and this material has become a major product material in the industry. The Company has launched one silicone hydrogel lens design with sales in Europe and Australia and commenced rolling out the product in the United States in July 2007. While initial customer reaction from this lens has been favorable, our future growth may be limited by several critical factors relating to silicone hydrogel materials. We face normal challenges associated with manufacturing a new material on a new manufacturing platform and are incurring additional manufacturing costs as we attempt to ramp up silicone hydrogel volumes and improve efficiencies. We are also engaged in litigation with regard to our silicone hydrogel product and certain lens design patents. We believe that our ability to succeed with silicone hydrogel products will be an important factor affecting future levels of sales growth and profitability.

Our operating results reflect the progression through our integration plan that is designed to optimize operational synergies of our acquisition of Ocular. Integration activities began in January 2005 and are expected to continue through mid calendar year 2008 and include integrating duplicate facilities and expanding utilization of preferred manufacturing and distribution practices. Our geographic mix of income has changed during 2007, and certain expenses associated with the integration plan have impacted jurisdictions with lower tax rates. As a result, our effective tax rate has increased correspondingly.

Regarding capital resources, we believe that cash and cash equivalents on hand of $8.1 million plus cash from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We expect capital expenditures in fiscal 2007 of approximately $160 million, primarily to expand manufacturing capacity, consolidate distribution centers and for information technology.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended July 31,			Percent of Sales Nine Months Ended July 31,
	2007	2006	% Growth	2007	2006	% Growth
Net sales	100%	100%	12%	100%	100%	8%
Cost of sales	42%	39%	20%	42%	38%	20%

Gross profit	58%	61%	6%	58%	62%	1%
Selling, general and administrative expense	41%	40%	16%	43%	41%	15%
Research and development expense	5%	3%	84%	5%	4%	17%
Restructuring costs	1%	2%	(63)%	1%	1%	(13)%
Amortization of intangibles	2%	2%	18%	2%	2%	12%

Operating income	9%	14%	(27)%	7%	14%	(45)%

Net Sales: Cooper’s two business units, CooperVision and CooperSurgical, generate all its revenue:

•	CVI markets, develops and manufacturers a broad range of contact lenses for the worldwide vision care market.

•	CSI markets, develops and manufacturers medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $26.1 million or 12% in the three-month period and $53.9 million or 8% in the nine-month period:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2007	2006	Growth	2007	2006	Growth
	($ in millions)
CVI	$212.0	$194.2	9%	$583.8	$551.5	6%
CSI	39.9	31.6	26%	113.0	91.4	24%

	$251.9	$225.8	12%	$696.8	$642.9	8%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CVI Net Sales by Market:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2007	2006	Growth	2007	2006	Growth
	($ in millions)
Geographic Segment
Americas	$94.0	$91.8	2%	$262.2	$268.6	(2)%
Europe	83.2	74.9	11%	226.0	202.6	12%
Asia Pacific	34.8	27.5	27%	95.6	80.3	19%

Total	$212.0	$194.2	9%	$583.8	$551.5	6%

CVI’s worldwide net sales grew 9% and 6% in the three- and nine-month periods, 7% and 3% in constant currency. Americas sales grew 2% and declined 2% in the three- and nine-month periods, up 2% and down 3% in constant currency, primarily due to market gains of multifocal and daily disposable lenses offset by the continued market shift in favor of silicone hydrogel products. European sales grew 11% and 12% in the three- and nine-month periods, 4% and 3% in constant currency, driven by significant increases in sales of disposable toric and disposable sphere products. Sales to the Asia Pacific region grew 27% and 19% in the three- and nine-month periods, up 29% and 19% in constant currency, primarily due to significant sales growth of single-use and other sphere products.

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

These shifts generally favor CVI’s core product lines of specialty lenses, phosphorylcholine (PC) Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses, 71% of CVI’s worldwide business. Additionally, it is important that CVI develop a range of silicone hydrogel products. CVI has launched one silicone hydrogel lens design with sales in Europe and Australia and commenced rolling out the product in the United States in July 2007 and is in the process of expanding its manufacturing capacity to grow sales. CVI anticipates launching a second silicone hydrogel spherical lens in mid-2008 and commence marketing a silicone hydrogel toric lens at the end of 2008.

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

Net sales for the quarter grew 9% over the third quarter of fiscal 2006, with single-use spheres up 32%, at $31.4 million, all disposable spheres up 9% and total spheres up 8%. Disposable toric sales grew 14%, disposable multifocal sales were up 31% and total toric sales grew 10%. CVI’s line of specialty lenses grew 13% during the quarter. Cosmetic lenses grew 21%, and older conventional lens products declined 9%. Proclear products continued global market share gains as Proclear toric sales increased 45% to $14.5 million, Proclear spheres, including Biomedics XC and Proclear 1 Day, increased 14% to $26.9 million and Proclear multifocal lenses, including Biomedics XC, increased 52% to $9.0 million.

CVI’s sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix have influenced CVI’s sales growth, average realized prices by product have not materially influenced sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CSI Net Sales: CSI’s net sales increased 26% and 24% to $39.9 million and $113.0 million in the three- and nine-month periods, respectively. CSI’s organic sales grew about 8% over last year’s third quarter. Sales of products marketed directly to hospitals grew 56% and now represent 27% of CSI’s sales. Women’s healthcare products used primarily by obstetricians and gynecologists generate more than 94% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. CSI’s acquisitions during the nine-month period did not significantly affect Cooper’s results of operations. While unit growth and product mix have influenced organic revenue growth, average realized prices by product have not materially influenced organic revenue growth.

Cost of Sales/Gross Profit: Gross profit as a percentage of net sales (margin) was:

	Margin Three Months Ended July 31,		Margin Nine Months Ended July 31,
	2007	2006	2007	2006
CVI	58%	61%	57%	63%
CSI	59%	59%	59%	58%
Consolidated	58%	61%	58%	62%

CVI’s margin was 58% and 57% for the three-month and nine-month periods of fiscal 2007 compared with 61% and 63% in both periods last year, as a result of manufacturing inefficiencies related to new products and integration activities, changing product mix and unfavorable foreign currency that flowed through cost of sales. The changing product mix included a shift to lower margin sphere products, including single-use spheres that represented 13.9% of lens sales in the current period compared to 11.6% in the first nine months of fiscal 2006. CVI’s fiscal 2007 cost of sales includes stock option expense, production start-up costs for our new silicone hydrogel products and the write off of manufacturing assets associated with Ocular integration activities. These costs amounted to $13.6 million or 6% of sales in the three-month period, and $34.3 million or 6% of sales in the nine-month period. For 2006, cost of sales included stock option expense, integration costs, production start up costs for our new silicone hydrogel products and profits and losses associated with product lines being phased out, which were about 3% of sales in the three-month period and 1% of sales in the nine-month period. Manufacturing inefficiencies associated with the ramp up of new products and plant realignment activities are expected to continue throughout the remainder of the year and significantly reduce in 2008.

CSI’s margin was 59% in both the three- and nine-month periods ended July 31, 2007, compared with 59% and 58% in the same periods of fiscal year 2006. Gross margin reflects continuing efficiencies associated with recent acquisitions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selling, General and Administrative (SGA) Expense:

	Three Months Ended July 31,					Nine Months Ended July 31,
	2007	% Net Sales	2006	% Net Sales	% Incr. (Decr.)	2007	% Net Sales	2006	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$82.1	39%	$72.0	37%	14%	$236.0	40%	$207.8	38%	14%
CSI	14.9	37%	11.7	37%	28%	42.0	37%	33.2	36%	27%
Headquarters	7.5	—	6.3	—	18%	25.0	—	22.1	—	13%

	$104.5	41%	$90.0	40%	16%	$303.0	43%	$263.1	41%	15%

In the third quarter of fiscal 2007, consolidated SGA increased 16%, and as a percentage of net sales increased to 41% from 40% in the prior year for the three-month period and increased to 43% from 41% for the nine-month period. The increase in SGA is primarily due to costs supporting increased sales levels as well as integration costs, including the rationalization of distribution centers, lenses used in marketing programs, which increased to $6.4 million from $2.4 million in the third quarter of fiscal 2006, and intellectual property and securities litigation costs of $2.3 million that increased from $600 thousand in the prior period. We expect litigation expenses related to intellectual property matters and the securities litigation to continue to be significant in 2007 and 2008. Corporate headquarters’ expenses increased 18% to $7.5 million and 13% to $25.0 million in the three- and nine-month periods of fiscal 2007. The corporate expenses include share-based compensation expense of $1.3 million and $7.3 million in the three- and nine-month periods of 2007 compared to $1.0 million and $6.1 million in the three- and nine-month periods of fiscal 2006.

Research and Development Expense: CVI’s research and development expenditures were $7.2 million up 34% and $19.8 million up 22% for the three-month and nine-month periods of 2007. CVI’s research and development activities include programs to develop disposable silicone hydrogel products, product lines utilizing PC Technology and expansion of single-use product lines.

CSI’s research and development expenditures for the three-month and nine-month periods of 2007 were $4.3 million up 382% and $10.7 million up 8%. Before charges for acquired in-process research and development of $4.2 million and $3.0 million in the first and third quarters of fiscal 2007, respectively, and $7.5 million in the second quarter of fiscal 2006, research and development expenses for the three-month and nine-month periods of 2007 increased 45% and 49%, respectively. CSI’s research and development activities include the upgrade and redesign of many CSI osteoporosis, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Income: Operating income decreased by $8.6 million or 27% and $40.5 million or 45% for the three- and nine-month periods, respectively:

	Three Months Ended July 31,					Nine Months Ended July 31,
	2007	% Net Sales	2006	% Net Sales	% Incr. (Decr.)	2007	% Net Sales	2006	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$27.8	13%	$33.0	17%	(16)%	$63.3	11%	$103.9	19%	(39)%
CSI	3.3	8%	5.6	18%	(40)%	11.5	10%	8.7	10%	32%
Headquarters	(7.4)	—	(6.3)	—	(18)%	(24.8)	—	(22.1)	—	(13)%

	$23.7	9%	$32.3	14%	(27)%	$50.0	7%	$90.5	14%	(45)%

Interest Expense: Interest expense increased by $2.6 million or 30% and increased by $3.0 million or 10% in the three-month and nine-month periods, respectively, primarily reflecting cash used for capital expenditures and CSI acquisitions. In the first nine months of 2007 and 2006, we wrote off debt issuance costs related to extinguished credit agreements of $0.9 million and $4.1 million, respectively.

Other Income (Expense), Net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(In millions)
Interest income	$0.1	$0.1	$0.4	$0.3
Foreign exchange gain (loss)	0.6	0.1	1.4	(1.6)
Other	(0.2)	0.3	(0.5)	(0.4)

	$0.5	$0.5	$1.3	$(1.7)

Provision for Income Taxes: We recorded tax expense of $6.5 million in the first nine months of fiscal 2007 compared to $7.4 million in the first nine months of fiscal 2006. The effective tax rate (ETR) for the first nine months of fiscal 2007 (provision for taxes divided by income before taxes) was approximately 33.3 percent compared to approximately 12.3 percent for the first nine months of fiscal 2006. Our geographic mix of income has changed during 2007, and certain expenses associated with the integration plan have impacted jurisdictions with lower tax rates. As a result, our ETR has increased correspondingly.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(In millions)
Selling, general and administrative expenses	$3.4	$2.5	$12.8	$10.4
Cost of products sold	0.5	0.2	1.1	0.4
Research and development expense	0.2	0.1	0.6	0.3
Restructuring costs	—	—	0.8	—
Capitalized in inventory	0.5	(0.1)	1.5	0.5

Total compensation expense	$4.6	$2.7	$16.8	$11.6

Related income tax benefit	$0.9	$0.5	$4.0	$2.6

Cash received from options exercised under all share-based payment arrangements for the three and nine months ended July 31, 2007, was $2.7 million and $7.6 million, respectively. Cash received from options exercised under all share-based payment arrangements for the three and nine months ended July 31, 2006, was $31 thousand and $2.5 million, respectively.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

Third Quarter Highlights:

•	Operating cash flow $47.4 million vs. $38.5 million in the third quarter of fiscal 2006.

•	Cash payments for acquisitions totaled $8.8 million vs. $1.8 million in the third quarter of fiscal 2006.

•	Expenditures for purchases of property, plant and equipment (PP&E) $38.6 million vs. $41.1 million in the third quarter of 2006.

Nine-Month Highlights:

•	Operating cash flow $95.9 million vs. $114.9 million in the first nine months of 2006.

•	Cash payments for acquisitions totaled $77.6 million vs. $63.1 million in the first nine months of 2006.

•	Expenditures for purchases of PP&E $128.7 million vs. $124.5 million in the first nine months of 2006.

Comparative Statistics ($ in millions):

	July 31, 2007	October 31, 2006
Cash and cash equivalents	$8.1	$8.2
Total assets	$2,541.1	$2,352.6
Working capital	$226.7	$180.3
Total debt	$861.3	$742.7
Stockholders’ equity	$1,435.4	$1,378.5
Ratio of debt to equity	0.60:1	0.54:1
Debt as a percentage of total capitalization	38%	35%
Operating cash flow—twelve months ended	$131.5	$150.5

Operating Cash Flow: Cash flow provided by operating activities totaled $95.9 million in the first nine months of fiscal 2007 and $131.5 million over the twelve-month period ended July 31, 2007. In the first nine months of fiscal 2007, operating cash flow decreased as we have utilized cash to build inventory in support of new product launches, for costs associated with our Ocular integration plan and for the reduction of accounts payable.

Working capital increased $46.4 million in the first nine months of fiscal 2007 due to increases of $17.7 million in receivables, $28.9 million in inventory, $5.2 million in prepaids and other assets, $2.5 million in deferred tax assets and decreases of $7.7 million in short-term debt. This activity was partially offset as cash decreased $0.2 million and accrued liabilities and accounts payable increased $15.5 million. The significant increase in working capital is primarily due to the refinancing of Cooper’s credit facility, which reduced the current portion of debt, along with building inventory in anticipation of new product launches, distribution center consolidations and increasing sales levels. In addition, the acquisitions of Lone Star and Wallach increased net working capital and were funded with long-term debt.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

At the end of the first nine months of fiscal 2007, Cooper’s inventory months on hand (MOH) decreased slightly to 7.5 compared to 7.7 in last year’s third quarter, as we continue to build inventory in support of new product launches and distribution center consolidations. Also, our days sales outstanding (DSO) decreased to 59 from 61 days in last year’s third quarter. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flow: The cash outflow of $206.3 million from investing activities was driven by payments of $77.6 million for acquisitions and capital expenditures of $128.7 million, used primarily to expand manufacturing capacity, consolidate distribution centers and continue the rollout of new information systems.

Financing Cash Flow: The cash inflow of $109.9 million from financing activities was driven by net proceeds from long-term debt of $88.3 million, net proceeds from short-term debt of $28 million and $7.6 million from the exercise of stock options, partially offset by payment of debt acquisition costs of $11.5 million and dividends on our common stock of $2.7 million paid in the first nine months of 2007.

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

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually during the third fiscal quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2007, and our analysis indicated that we had no impairment of goodwill. The valuation of each of our reporting units was determined using discounted cash flows, an income valuation approach.

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

Credit Facility

On January 31, 2007, Cooper refinanced its existing $750 million syndicated bank credit facility (former credit facility), with a new $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% of Senior Notes, described below. The refinancing extended the maturity and provided additional borrowing flexibility along with lower overall pricing relative to the prior agreement. In addition, the Company has the ability from time to time to increase the size of the Revolver by up to an additional $250 million. KeyBank led the Revolver refinancing, which resulted in a number of the banks retaining or increasing their participation in the agreement. The Revolver matures on January 31, 2012.

Interest rates for the Revolver are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 150 basis points. As of July 31, 2007, the additional basis points were 125.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

At July 31, 2007, the Company’s Interest Coverage Ratio was 6.15 to 1.00 and the Total Leverage Ratio was 3.47 to 1.00.

In the first fiscal quarter, the Company wrote off about $0.9 million of debt issuance costs in interest expense as a result of extinguishing the term loan. The remaining $1.7 million of existing debt issuance costs and the $10.4 million of costs incurred to refinance the Revolver and Notes are carried in other assets and amortized to interest expense over the life of the credit facility.

Senior Notes

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes (the Notes) due February 15, 2015. The Notes were initially offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and were subsequently exchanged for a like principal amount of Notes having identical terms that were registered with the Securities and Exchange Commission pursuant to a registration statement declared effective June 19, 2007. The Notes pay interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. We may redeem some or all of the Notes at any time prior to February 15, 2011, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and a make-whole premium. We may redeem some or all of the Notes at any time on or after February 15, 2011, at the redemption prices (expressed as percentages of principal amounts) set forth below, plus accrued and unpaid interest to the redemption date and additional interest (if we fail to comply with certain obligations under the registration rights agreement that we entered in connection with the Notes (Additional Interest)), if any, on the Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

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

The changes to our contractual obligations and expected maturity dates, including the new Revolver and Notes are incorporated in the following tables:

Payments Due by Fiscal Period

	2007	2008 & 2009	2010 & 2011	2012 & Beyond
	($ in millions)
Long-term debt	$—	$—	$—	$809.9
Interest payments on long-term debt	50.7	101.4	101.4	83.5
Operating leases	23.1	34.6	27.2	45.7

	$73.8	$136.0	$128.6	$939.1

Expected Maturity Date

Fiscal Year	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	($ in millions)
Long-term debt:
Fixed interest rate	$—	$—	$—	$—	$—	$465.0	$465.0	$494.4
Average interest rate						6.0%
Variable interest rate	$—	$—	$—	$—	$—	$344.9	$344.9	$344.9
Average interest rate	4.3%	4.6%	4.6%	5.2%	6.6%	4.4%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Concluded

Trademarks

Proclear®, Biofinity® and Biomedics® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report. PC Technology™, Biomedics XC™, Proclear 1 Day™ and Lone Star Retractor System™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries and are italicized in this report.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2007, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of July 31, 2007, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The lead plaintiff filed a consolidated complaint on July 31, 2006. The consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004, and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, Messrs. Bender, Weiss, and Fruth, the consolidated complaint names as defendants several of the Company’s other current officers and directors and one former officer. On July 13, 2007, the Court granted Cooper’s motion to dismiss the consolidated complaint and granted the lead plaintiff leave to amend to attempt to state a valid claim.

On August 9, 2007, the lead plaintiff filed an amended consolidated complaint. As before, the amended consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004, and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, the amended consolidated complaint names as defendants Messrs. Bender, Weiss, Fruth, Steven M. Neil, the Company’s Executive Vice President and Chief Financial Officer, and Gregory A. Fryling, CooperVision’s former President and Chief Operating Officer.

The amended consolidated complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, among other things, contending that the defendants made misstatements concerning the Biomedics produce line, sales force integration following the merger with Ocular, the impact of silicone hydrogel lenses and financial projections. The amended consolidated complaint also alleges that the Company improperly accounted for assets acquired in the Ocular merger by improperly allocating $100 million of acquired customer relationships and manufacturing technology to goodwill (which is not amortized against earnings) instead of to intangible assets other than goodwill (which are amortized against earnings), that the Company lacked appropriate internal controls and issued false and misleading Sarbanes-Oxley Act certifications.

On September 5, 2007, the Company and the individual defendants moved to dismiss the amended consolidated complaint. The Company intends to vigorously defend this matter.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. The Company and the individual defendants have yet to respond to the consolidated amended complaint. By court order, the response date has been deferred until resolution of motions to dismiss filed in the putative securities class action matter.

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

Bausch & Lomb Incorporated Litigation

On October 5, 2004, Bausch & Lomb Incorporated (Bausch & Lomb) filed a lawsuit against Ocular Sciences, Inc. in the U.S. District Court for the Western District of New York alleging that its Biomedics toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’

fees and costs and an injunction preventing the alleged infringement. The parties have filed claim construction briefs for the court to consider for its Markman order, and fact discovery substantially concluded during the first quarter of fiscal 2006. No trial date has been set. Based on our review of the complaint and the patent, as well as other relevant information obtained in discovery, we believe this lawsuit is without merit and plan to continue to pursue a vigorous defense.

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

After a lengthy process of discovery and negotiation involving the Tax Court and the IRS Appeals Office, a settlement was reached with the IRS and a final Tax Court decision was entered on April 18, 2007, for a settlement amount of $3.5 million plus interest. The liability was previously fully reserved and paid on June 27, 2007.

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

CIBA Vision Litigation

On April 10, 2006, CVI filed a lawsuit against CIBA Vision (CIBA) in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 6,431,706, 6,923,538, 6,467,903, 6,857,740 and 6,971,746 by, among other things, making, using, selling and offering to sell its O2Optix line of contact lenses. On June 5, 2006, CIBA filed an answer denying infringement and asserting certain affirmative defenses. On July 16, 2007, the Court issued a Markman order construing certain claim terms of the patents. The Court has set a trial date of January 8, 2008.

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

On November 21, 2006, CVI filed a lawsuit against CIBA in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 7,134,753 and 7,133,174 by, among other things, making, using, selling and offering to sell its O2Optix toric line of contact lenses. On December 11, 2006, CIBA filed an answer denying infringement and asserting certain affirmative defenses. On July 16, 2007, the Court issued a Markman order construing certain claim terms of the patents. The Court has set a trial date of January 8, 2008.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2006, as supplemented or modified under “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended January 31, 2007 and April 30, 2007.

Item 5. Other Information

Pursuant to its Change in Control Severance Plan (a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference), the Company entered into a Change of Control Agreement on September 6, 2007, with Steven M. Neil, Vice President and Chief Financial Officer, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference. The agreement provides, upon a termination of Mr. Neil’s employment by the Company without Cause, or by Mr. Neil for Good Reason, following a Change of Control (all of such terms as defined in the Agreement), and subject to his execution of a release of claims and covenant not to sue that he will be entitled to the following:

•	Continuation of his base salary as in effect at the time of termination for a period of 24 months

•

Payment of a pro-rata share (based on the number of months he served as an executive of the Company during the fiscal year of his termination of employment) of annual incentive award payments, if any, due to him under the terms of the Company’s annual incentive payment plan

•	Continued coverage at the same cost to him as prior to termination under the Company’s group health and dental plans for a period of up to 24 months;

•	Full vesting in all equity compensation, deferred compensation or retirement plans and agreements that are not otherwise vested based on performance.

If any payment or distribution to Mr. Neil would result in an excise tax on excess parachute payments under Section 4999 of the Internal Revenue Code, then he will either be paid the full amount or the amount of his payments will be reduced so that no portion of such payments will result in an excise tax whichever is the greater payment to Mr. Neil.

If necessary to comply with Section 409A of the Internal Revenue Code, the payment of Mr. Neil’s severance may (i) be delayed for a period of six months, at which time he will receive the amounts he otherwise would have received during such six month period in a lump sum, and/or (2) reamortized so that any severance is paid prior to the last day of the second year following the year in which he separates from service.

The agreement also contains certain covenants of Mr. Neil regarding nonsolicitation of employees for a period of twelve months following termination and protection of confidential information.

Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description
10.1	The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007

10.2	Change in Control Agreement entered into as of September 6, 2007, by and between The Cooper Companies, Inc. and Steven M. Neil

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 8 to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 7, 2007	/s/ Rodney E. Folden
Rodney E. Folden
Corporate Controller (Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit Number	Description
10.1	The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007

10.2	Change in Control Agreement entered into as of September 6, 2007, by and between The Cooper Companies, Inc. and Steven M. Neil

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 8 to the Consolidated Condensed Financial Statements in this report.