Form 10-K
period 2007-10-31
COOPER COMPANIES INC
filed 2007-12-26
CIK 711404

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007

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

On November 30, 2007, there were 44,645,448 shares of the registrant’s common stock held by non-affiliates with aggregate market value of $2.3 billion on April 30, 2007, the last day of the registrant’s most recently completed fiscal second quarter.

Number of shares outstanding of the registrant’s common stock, as of November 30, 2007: 44,938,632

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held March 18, 2008	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

for the Fiscal Year Ended October 31, 2007

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

•	The success of research and development activities and other start-up projects.

•	New competitors, product innovations or technologies.

•	Failure to develop new manufacturing processes, or delays in implementation of such processes.

•	A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses.

•

Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to claims involving product liability or patent protection (including risks with respect to the ultimate validity and enforceability of the Company’s patent applications and patents and the possible infringement of the intellectual property of others).

•

The impact of acquisitions and divestitures on revenues, earnings and margins, including any failure by the Company to successfully integrate acquired businesses into CVI and CSI, any failure to continue to realize anticipated benefits from the Company’s cost-cutting measures and risks inherent in accounting assumptions made regarding the acquisitions.

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

•

Disruptions or delays related to implementation of information technology systems covering the Company’s businesses, or other events which could result in management having to report a material weakness in the effectiveness of the Company’s internal control over financial reporting in its quarterly and annual Securities and Exchange filings.

•	Environmental risks including significant environmental cleanup costs above those already accrued.

•

Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2007, as such Risk Factors may be updated in quarterly filings.

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

CVI is a leading manufacturer of toric lenses, which correct astigmatism, multifocal lenses for presbyopia (blurring near vision due to advancing age) and spherical lenses that correct the most common visual defects. CVI’s products are primarily manufactured at its facilities located in the United Kingdom, Puerto Rico, Norfolk, Virginia, and Scottsville, New York. CVI distributes products out of Rochester, New York, the United Kingdom, Liege, Belgium, and various smaller international distribution facilities.

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

COOPERVISION

We estimate that the worldwide soft contact lens market will grow about 9 percent (6 percent in constant currency) during calendar 2007 to about $5.2 billion annually. In the Americas, which we estimate is about 41 percent of the worldwide market, we estimate that the market will grow about 8 percent to $2.1 billion, and in Europe, which we estimate is about 29 percent of the market, we estimate that the market will grow about 11 percent (1 percent in constant currency) to $1.5 billion. We estimate that Japan and Asia Pacific countries, about $1.6 billion or 30 percent of the world market, will grow about 8 percent (10 percent in constant currency).

The contact lens market has two major segments. The spherical lens segment, which we estimate is about $3.9 billion or 74 percent of the calendar 2007 worldwide contact lens market, includes lenses that correct uncomplicated near- and farsightedness. We estimate that products recommended for one day of wear (single-use lenses) account for about 43 percent of spherical lens revenue. The specialty lens segment, which we estimate at $1.3 billion or 26% of the 2007 worldwide contact lens market, includes lenses that meet special needs of contact lens patients: toric, cosmetic and multifocal lenses. CVI offers both specialty lenses and spherical lenses.

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

In addition, CVI believes that its lenses provide superior comfort through its use of the lens edge technology provided under the patents covered by its Edge Patent License described under “Patents, Trademarks and Licensing Agreements” below.

Cooper’s Proclear® line of spherical, multifocal and toric lenses, are manufactured with omafilcon A, a material that incorporates a proprietary phosphorylcholine (PC) Technology™ that helps enhance tissue-device compatibility. Proclear® lenses are the only lenses with FDA clearance for the claim “… may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear.” Mild discomfort relating to dryness during lens wear is a condition that often causes patients to discontinue contact lens wear.

In many geographic markets, it is our belief that favorable demographic trends in younger cohorts, an increase in the reported incidence of myopia due in part to the recently described “computer vision syndrome,” lower contact lens wearer drop out rates as technology improves and a continuing shift in practitioner preferences from low-featured “commodity” lenses to higher-value specialty and single-use lenses support a favorable world market outlook. This includes a trend, primarily in the United States, to fitting silicone hydrogel lenses, which, as measured by their “dk/t” score, supply a higher level of oxygen to the cornea than traditional hydrogel lenses.

To participate in these market trends, CVI continues to leverage the January 6, 2005, acquisition of Ocular Sciences, Inc. (Ocular) that provided access to new technologies, particularly patented silicone hydrogel and single-use lens technologies, new geographic markets, particularly Japan and Germany, and higher volume manufacturing processes, particularly the Gen II manufacturing platform (Gen II).

CVI is in the process of developing sufficient manufacturing capabilities to compete in the market for silicone hydrogel lenses, which we estimate accounts for 26 percent or $1.3 billion of the worldwide contact lens market.

Contact Lens Products

CVI’s core product lines include specialty lenses – which are toric, cosmetic and multifocal lenses – plus PC Technology™ brand spherical lenses, silicone hydrogel spherical lenses and single-use lenses. Worldwide, CVI’s core lens revenue grew 16 percent in fiscal 2007 over fiscal 2006. Sales of CVI’s toric lenses grew 8 percent in fiscal 2007 and now account for about 35 percent of its soft lens revenue. Disposable toric lenses grew 13 percent. We estimate that the worldwide toric market will grow about 16 percent in calendar 2007. CVI’s PC Technology™ products – its line of spherical, toric and multifocal products, including Biomedics XC™ and Proclear® 1 Day – grew 33 percent in fiscal 2007.

We estimate that the market for spherical contact lenses will grow 8 percent worldwide during calendar 2007 driven in part by the acceptance of newer silicone hydrogel lenses. We estimate that worldwide silicone hydrogel revenue will increase about 29 percent during calendar 2007, approximately two-thirds of which will be generated in the United States. CVI began marketing its Biofinity® brand of silicone hydrogel spherical contact lenses in Europe, the United States and selected markets in Asia Pacific, in fiscal 2007 and continues to develop its manufacturing capabilities to participate in this market. CVI’s reported spherical revenue grew 8 percent in fiscal 2007 to $457.5 million. Single-use sphere revenue grew 29 percent in fiscal 2007 and now represents 14 percent of CVI’s soft lens revenue.

In addition to growing Biofinity® manufacturing capacity, capabilities and sales, CVI continues to compete against silicone hydrogel products with its PC Technology™ and single-use products, and with traditional hydrogel products utilizing advanced design technologies.

CVI Fiscal 2007 Revenue Growth by Geographic Market

CVI’s worldwide revenue grew 8 percent in fiscal 2007 over fiscal 2006 with the Americas region up 2 percent and now representing 45 percent of its fiscal 2007 worldwide revenue; Europe up 12 percent and representing 39 percent of CVI’s fiscal 2007 worldwide revenue and the Asia Pacific region up 18 percent and representing 16 percent of CVI’s fiscal 2007 worldwide revenue.

Americas

Americas revenue growth slowed due to the market shift to silicone hydrogel lenses and a one percent decline in toric revenue in fiscal 2007 over fiscal 2006. Overall revenue growth was driven by sales of single-use spherical lenses, which grew 143 percent and multifocal lenses, which grew 26 percent. Biofinity® lens sales were $2.5 million in fiscal 2007.

Europe

European revenue growth was driven by sales of toric lenses, which grew 18 percent in fiscal 2007 over fiscal 2006, single-use lenses, which grew 25 percent and multifocal lenses, which grew 19 percent. CVI estimates that it is the second largest contact lens supplier in Europe, with direct business units in France, Germany, Holland, Hungary, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Asia Pacific

Japan is the second largest contact lens market in the world after the United States, and soft lens popularity continues to grow. CVI estimates that the total market for soft contact lenses in Japan and Asia Pacific countries today is about $1.6 billion, compared to an estimated $2.1 billion in the Americas. The Japanese market is largely made up of single-use lenses, which we estimate represents about 56 percent of the market.

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

Asia Pacific revenue growth was driven by sales of single-use sphere and toric products, which grew 28 percent in fiscal 2007 over fiscal 2006 and represented 59 percent of CVI’s sales in the region.

CVI Competition

The contact lens market is highly competitive. CVI’s three largest competitors in the worldwide market and its primary competitors in the spherical lens market are Johnson & Johnson’s Vistakon division (Vistakon), CIBA Vision (owned by Novartis AG) and Bausch & Lomb Incorporated.

Recent trends in the spherical lens market include a shift towards silicone hydrogel lenses, primarily in the United States, and toward single-use lenses. CVI’s primary competitors currently control almost all of the silicone hydrogel market as CVI continues to develop its silicone hydrogel manufacturing capabilities.

In the specialty lens market, CVI’s primary toric competitors are Bausch & Lomb and Vistakon. Toric lens manufacturers compete to provide the highest possible level of visual acuity and patient satisfaction by offering a wide range of lens parameters, superior wearing comfort and a high level of customer service, both for patients and contact lens practitioners. CVI believes that its three manufacturing processes yield a wider range of toric lens parameters than its competitors, providing greater choices for patient and practitioner and better visual acuity, and that it offers superior customer services, including high standards of on-time product delivery. However, there is a developing trend in the U.S. toric lens market toward silicone hydrogel products. CVI has not launched a silicone hydrogel toric product and does not expect to do so until late calendar 2008.

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

COOPERSURGICAL

Since its beginning in 1990, CSI has successfully established a leading position among companies providing medical device products to the obstetrics and gynecology medical specialty. Historically, many small medical device companies have supplied the women’s healthcare market with a wide range of products through a fragmented distribution system. CSI’s strategy has been and continues to be to identify and acquire selected smaller companies and product lines that will improve its existing market position or serve new clinical areas. CSI has grown to over $150 million in revenue through a series of more than 25 acquisitions. During the past five years, CSI’s revenue grew at a compounded rate of 17 percent with double-digit operating margins and minimal capital expenditure requirements. Cooper’s strong cash flow allows CSI to readily compete for available opportunities in both the office and hospital markets.

Market for Women’s Healthcare

Based on U.S. Census estimates, CSI expects patient visits to United States obstetricians and gynecologists (Ob/Gyns) to increase over the next decade. Driving this growth is a large group of women of childbearing age and a rapidly growing middle-aged population with emerging gynecologic concerns. Consistent with an aging population, menopausal problems – abnormal bleeding, incontinence and osteoporosis – are expected to increase, while pregnancy, contraceptive management and general examinations are expected to remain relatively stable. The trend toward delaying the age of childbearing to the mid-thirties and beyond will likely drive increasing treatment for infertility.

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

CSI’s 2007 Revenue Growth

During 2007, CSI revenue grew 24 percent to $154.8 million, representing 16 percent of Cooper’s revenue. Its operating margin was 13 percent for the fiscal year, including a $7.2 million or 5 percent charge for acquired in-process research and development, compared to last year’s 12 percent operating margin that included a $7.5 million or 6% charge for acquired in-process research and development.

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

Competitive factors in these segments include technological and scientific advances, product quality, price, customer service and effective communication of product information to physicians and hospitals. CSI believes that it competes successfully against these companies with its superior sales and marketing, the technological advantages of its products and by developing and acquiring new products, including those used in new medical procedures. As CSI expands its product line, it also offers to train medical professionals in the appropriate use of its products.

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

PROFILES OF RECENT ACQUISITIONS

Wallach Surgical Devices, Inc.

On February 22, 2007, CSI acquired all of the outstanding shares of Wallach for $20.0 million in cash. Wallach’s products consist of various diagnostic and therapeutic medical instruments primarily for in-office use in women’s healthcare and other specialty instruments relating to dermatology, ophthalmology, anesthesiology, dentistry and veterinary medicine.

Lone Star Medical Products, Inc.

On November 2, 2006, CSI acquired all of the outstanding shares of Lone Star for $27.2 million in cash. Lone Star is a manufacturer of medical devices that improve the management of the surgical site, most notably the Lone Star Retractor System™, which places a retraction ring around the surgical incision providing greater exposure of the surgical field. While this system is used in a wide variety of surgical procedures, gynecological surgery represents 40% of its use and urology 30%.

RESEARCH AND DEVELOPMENT

Cooper employs 124 people in its research and development and manufacturing engineering departments, primarily in CVI. External specialists in lens design, formulation science, polymer chemistry, microbiology and biochemistry support product development and clinical research for CVI products. CVI’s research and development activities include programs to develop silicone hydrogel products, product lines utilizing PC Technology™ and expansion of single-use product lines. CSI conducts research and development in-house and also employs external surgical specialists, including members of its surgical advisory board. CSI’s fiscal 2007 research and development activities were for newly acquired laparoscopic surgical devices and upgrading and redesign of many CSI osteoporoses, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

Cooper-sponsored research and development expenditures during the fiscal years ended October 31, 2007, 2006 and 2005 were $32.7 million, $27 million and $22.9 million, net of acquired in-process research and development of $7.2 million, $7.5 million and $20.0 million, respectively. Net research and development expenditures represented 3% of net sales in each fiscal year. During fiscal 2007, CVI represented 84% and CSI represented 16% of the total expenditures, net of acquired in-process research and development. We did not participate in any customer-sponsored research and development programs.

GOVERNMENT REGULATION

Medical Device Regulation

Our products are medical devices subject to extensive regulation by the United States Food and Drug Administration (FDA) in the United States and other regulatory bodies abroad. FDA regulations govern, among other things, medical device design and development, testing, manufacturing, labeling, storage, recordkeeping, premarket clearance or approval, advertising and promotion, and sales and distribution. Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval (PMA) from the FDA. A majority of the medical devices we currently market have received FDA clearance through the 510(k) process or approval through the PMA process. Because we cannot be assured that any new products we develop, or any product enhancements, will be subject to the shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancements may occur. For example, to qualify our new silicone hydrogel contact lens products for extended wear use, we believe that more extensive premarket testing and approval would be required.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: fines, injunctions and civil penalties; recall, seizure or import holds of our products; operating restrictions, suspension of production; refusing our request for 510(k) clearance or premarket approval of new products; withdrawing 510(k) clearance or premarket approvals that are already granted and criminal prosecution.

Even if regulatory approval or clearance of a medical device is granted, the FDA may impose limitations or restrictions on the uses and indications for which the device may be labeled and promoted. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. FDA regulations prohibit a manufacturer from promoting a device for an unapproved or “off-label” use. Failure to comply with this prohibition on “off-label” promotion could result in enforcement action by the FDA, including, among other things, warning letters, fines, injunctions, consent decrees and civil or criminal penalties.

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

Other Health Care Regulation

We may be subject to various federal, state and foreign laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly if the physicians or other providers or entities with whom we do business are found to be noncompliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial conditions and result in operations. While we believe that our operations are in material compliance with such laws, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws.

Anti-Kickback and Fraud Law

Our operations may be subject to anti-kickback laws. The federal anti-kickback statutes, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” under this statute has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments and providing anything at less than its fair market value. While we believe most sales of our products are not subject to the federal anti-kickback statutes, many states have adopted prohibitions similar to the federal anti-kickback statutes, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

In addition to establishing federal privacy, security and transaction standards, HIPAA created two new fraud and abuse laws. The healthcare fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to Health and Human Services (HHS) and the U.S. Department of Justice (DOJ) and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General (OIG) and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment.

Physician Self-Referral Laws

We may also be subject to federal and state physician self-referral laws. The federal Ethics in Patient Referral Act of 1989 (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

False Claims Laws

Under separate statutes, submission of claims for payment or causing such claims to be submitted that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and/or federally-funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

RAW MATERIALS

CVI’s raw materials primarily consist of various chemicals and packaging materials. There are alternative supply sources for all of our raw materials other than our silicone hydrogel material. Asahikasei Aime Co. Ltd. (Asahi) is our sole supplier of the primary material used to make our silicone hydrogel contact lens products, comfilcon A. If Asahi fails to supply sufficient material on a timely basis or at all for any reason, we may suffer a disruption in the supply of our silicone hydrogel contact lens products and may need to switch to an alternative supplier in accordance with our agreement with Asahi.

Raw materials used by CSI are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative supplier on short notice.

MARKETING AND DISTRIBUTION

In the United States, CVI markets its products through its field sales representatives, who call on optometrists, ophthalmologists, opticians, optical chains and distributors. CVI augments its U.S. sales and marketing efforts with e-commerce, telemarketing and advertising in professional journals. In Australia, Canada, China, France, Germany, Holland, Hungary, Italy, Japan, Korea, Malaysia, Norway, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom, CVI primarily markets its products through its field sales representatives. In other countries, CVI uses distributors and has given some of them the exclusive right to market its products.

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

No individual patent or license is material to the Company or either of its principal business units other than:

•

Our Patent License Agreement dated as of December 2, 1997, between Cooper and Geoffrey Galley, Albert Moreland, Barry Bevis and Ivor Atkinson entered into in connection with the Company’s acquisition of Aspect Vision Care Limited (the Edge Patent License). This agreement extends until the patents expire in January 2010 and relates to patents used by CVI to produce a contact lens edge that provides superior comfort to the wearer. The edge forms a part of CVI’s products (both spherical and toric lenses) that are manufactured using a cast molding technology in the CVI’s Hamble, England, Norfolk, Virginia, and Juana Diaz, Puerto Rico, facilities.

•

Our license related to products manufactured by CVI using the proprietary PC Technology™ patents that we received in connection with the Company’s acquisition of Biocompatibles Eye Care, Inc. Our Proclear® Compatibles brand of spherical, multifocal and toric soft contact lenses are manufactured using this PC Technology™. This license term extends until the patents expire in 2011.

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

SEASONALITY

CVI’s contact lens sales in its fiscal first quarter, which runs from November 1 through January 31, are typically lower than subsequent quarters, as patient traffic to practitioners’ offices is relatively light during the holiday season.

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

The information required by this item is included in Note 14. Business Segment Information of our Financial Statements and Supplementary Data and Item 1A. Risk Factors – Risks Relating to Our Business, included in this report.

EMPLOYEES

On October 31, 2007, the Company had about 7,600 employees. The Company believes that its relations with its employees are good.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2007 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to our Annual Report on Form 10-K for the year ended October 31, 2007, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

AVAILABLE INFORMATION

The Cooper Companies, Inc. Internet address is http://www.coopercos.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (SEC), are publicly available free of charge on our Web site as soon as reasonably practicable. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains such reports, proxy and information statements and other information whose Internet address is http://www.sec.gov. The Company’s Corporate Governance Principles, Ethics and Business Conduct Policy and charters of each standing committee of the Board of Directors are also posted on the Company’s Web site. The information on the Company’s Web site is not part of this or any other report we file with, or furnish to, the SEC.

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

Our major competitors in the specialty contact lens business offer competitive products and newer materials, plus a variety of other eye care products including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. Moreover, silicone hydrogel lenses are gaining market acceptance in the specialty lens business and we are not yet able to manufacture and market our own competitive silicone hydrogel specialty products, which could erode our specialty lens market share and margins.

The market for our non-specialty, commodity contact lenses is also intensely competitive and is characterized by declining sales volumes for older product lines and growing demand for silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to successfully introduce new products, including our own silicone hydrogel products, on a timely basis in markets such as the United States, Europe and Japan, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capabilities. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

Product innovations are important in the contact lens business in which CVI competes and in the niche areas of the healthcare industry in which CSI competes. Historically, we did not allocate substantial resources to new product development, but rather purchased, leveraged or licensed the technology developments of others. However, since 2005, we have been investing more in new product development, including the development of silicone hydrogel-based contact lenses. Although our focus is on products that will be marketable immediately or in the short to medium term rather than on funding longer-term, higher risk research and development projects, time commitments, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies that could lead to the obsolescence of one or more of our products. Failure to stay current with our competitors with regard to new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

If our products are not accepted by the market, we will not be able to sustain or expand our business.

Certain of our proposed products have not yet been clinically tested or commercially introduced, and we cannot assure you that any of them will achieve market acceptance or generate operating profits. We are in the process of expanding our manufacturing capacity and product sales of our Biofinity® and Proclear® 1 Day products which we view as key products to drive our future growth. In addition, we have not commercially marketed many of our planned new products, such as certain of our planned silicone hydrogel contact lens products. Market acceptance and customer demand for these products are uncertain. The development of a market for our products may be influenced by many factors, some of which are out of our control, including:

•	limited product availability due to manufacturing constraints;

•	acceptance of our products by eye care and women’s healthcare practitioners;

•	the cost competitiveness of our products;

•	consumer reluctance to try and use a new product;

•	regulatory requirements;

•	the earlier release of competitive products, such as silicone hydrogel products, into the market by our competitors; and

•	the emergence of newer and more competitive products.

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

A significant portion of our current operations for CVI are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America and Europe. Approximately 61% and 59% of our net sales for CVI for the years ended October 31, 2007 and 2006, respectively, were derived from the sale of products outside the United States. Further, we believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

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

Acquisitions that we may make may involve numerous risks.

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years. As part of our growth strategy, particularly at CSI, we intend to continue to consider acquiring complementary technologies, products and businesses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or write-offs of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

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

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In addition, materials, such as silicone hydrogel require improvements to our manufacturing processes to make them cost effective. Our failure to develop such improvements to our manufacturing processes could significantly impact our ability to compete.

CVI manufactures molded contact lenses, which represent a significant portion of our contact lens revenues, primarily at our facilities in the United Kingdom, Puerto Rico and Norfolk, Virginia. CSI manufactures the majority of its products in Trumbull, Connecticut. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities, and because this process is expensive, we have generally not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

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

Our manufacturing operations and processes are required to comply with numerous federal, state and foreign regulatory requirements, including the FDA’s QSR regulations, which govern the procedures related to the design, testing, production processes, controls, quality assurance, labeling, packaging, storage, importing, exporting and shipping of our products. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Failure to pass a QSR or similar foreign inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays in addition to, among other things, significant fines, suspension of approvals, seizures, recalls or import holds of products, operating restrictions and criminal prosecutions. As a result, any failure to comply with applicable requirements could adversely affect our product sales and profitability.

We rely on independent suppliers for raw materials and we could experience inventory shortages if we were required to use an alternative supplier on short notice.

We rely on independent suppliers for key raw materials, consisting primarily of various chemicals and packaging materials. Raw materials used by us are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. Asahikasei Aime Co. Ltd. (Asahi) is our sole supplier of the primary material used to make our silicone hydrogel contact lens products, comfilcon A. If Asahi fails to supply sufficient material on a timely basis or at all for any reason, we may suffer a disruption in the supply of our silicone hydrogel contact lens products and may need to switch to an alternative supplier in accordance with our agreement with Asahi. A disruption in the supply of comfilcon A could disrupt production of our silicone hydrogel contact lens products thereby adversely impacting our ability to market and sell such products and our ability to compete in this important segment of the contact lens market.

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

Significant litigation regarding intellectual property rights exists in our industry. Third parties have made, and it is possible that they will make in future, claims of infringement against us or our contract manufacturers in connection with their use of our technology. See Part I, Item 3. Legal Proceedings (Bausch & Lomb, CIBA Vision). Any claims, even those without merit, could:

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

On May 15, 2006, Bausch & Lomb announced a worldwide voluntary recall of ReNu™ with MoistureLoc™ following a governmental investigation into an increase in fungal infections among contact lens wearers in the United States and certain Asian markets. On May 25, 2007, Advanced Medical Optics announced a worldwide voluntary recall of Complete®MoisturePlus™ based on CDC data linking the product to an increased risk of acanthamoeba keratitis, a rare, but serious, infection of the cornea. While our contact lens products have not been associated with either of these recalls, these recalls and others, or similar safety issues, may result in more rigorous government oversight, regulation or enforcement, damage consumer confidence in the safety of contact lens usage which may negatively impact the growth of the contact lens market in general or cause consumers to try alternative vision correcting technologies. An overall slowdown in the growth of the worldwide contact lens market could adversely affect our ability to continue to increase revenues thereby having a material adverse impact on our business, financial condition and results of operations.

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

In addition, our credit facility and senior notes contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

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

Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill balance annually or at any time when events occur, which could impact the value of our business segments. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our reported earnings in a period of such change. In addition, such charges would reduce our consolidated net worth and our shareholders’ equity and increase our debt to total capitalization ratio, which may result in a default under our credit facilities.

The accounting for convertible debt securities is subject to uncertainty and changes in accounting guidance could adversely impact our reported and future results.

The accounting for convertible debt securities is subject to frequent scrutiny by accounting regulatory bodies and is subject to change. We cannot predict if or when any future accounting changes will be made. However, any such change could have an adverse impact on our reported or future financial results and could adversely affect the trading prices of our securities.

For example, the accounting method for convertible debt securities that can be settled in stock, cash or a combination, which would include our 2.625% convertible senior debentures due 2023, or our debentures, has been under review by accounting regulatory bodies for some time.

A proposal to change the existing accounting method for convertible debt securities has recently been made by the FASB. Under the proposal, for accounting purposes convertible debt securities such as our debentures would be bifurcated into a debt component and an equity component. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar, nonconvertible debt security. The difference between the proceeds from the convertible debt security and the amount reflected as a debt liability would be recorded as additional paid-in capital. As a result, the liability associated with a convertible debt security would be expected to be recorded at a discount to its face amount because the stated interest rate on a convertible debt security is typically lower than the market interest rate that would apply to a similar, nonconvertible debt security. Such convertible debt securities would subsequently accrete to their face amount over their expected life, based on the market rate of interest for a similar, nonconvertible debt security. The proposal would also require issuers to recognize additional noncash interest expense in their income statement based on the difference between the stated interest rate on their convertible debt securities and the market rate of interest for a similar, nonconvertible debt security. The proposal would apply retrospectively to all periods presented in quarterly and annual filings with the Securities and Exchange Commission. This proposed change in accounting methodology, if adopted in its current form, would negatively affect the calculations of net income and earnings per share for many issuers of convertible debt securities and related interest and debt based financial ratios.

Implementation of this proposal is ongoing and we cannot predict the exact methodology that will be imposed, which may differ materially from the foregoing description, or when any change will be finally implemented.

Increases in our effective tax rates or adverse outcomes resulting from examination of income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations of those laws. In addition, the Internal Revenue Service (IRS) has been auditing Ocular’s income tax returns for the years 2002 – 2005, and we are also subject to the examination of the Company’s income tax returns by other tax authorities. The outcome of these examinations could have a material adverse effect on our operating results and financial condition.

Failure to utilize U.S. net operating losses could negatively impact our statement of operations.

At October 31, 2007, we had U.S. net operating loss carryforwards (NOLs) of approximately $109.7 million. Approximately $25.9 million of the NOLs expire in fiscal 2008. Although we presently anticipate utilizing the entire NOL in our tax filings, significant and unanticipated changes in our projected U.S. taxable income may result in our not fully utilizing the NOL. Should this occur, the tax effect of the unutilized NOL would be reflected as a non-cash-related tax provision on our Consolidated Statements of Operations.

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

Certain provisions of our Second Restated Certificate of Incorporation and Amended and Restated By-laws may inhibit changes in control of the Company not approved by our board of directors. These provisions include: (i) advance notice requirements for stockholder proposals and nominations and (ii) the authority of our board to issue without stockholder approval preferred stock with such terms as our board may determine. We will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. Our board of directors extended our preferred stock purchase rights plan, commonly known as a “poison pill,” pursuant to an amended rights agreement dated as of October 29, 2007. The rights agreement is intended to prevent abusive hostile takeover attempts by requiring a potential acquiror to negotiate the terms of an acquisition with our board of directors. However, it could have the effect of deterring or preventing an acquisition of our Company, even if a majority of the our stockholders would be in favor of such acquisition, and could also have the effect of making it more difficult for a person or group to gain control of the Company or to change existing management.

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

In recent years, an increasing number of healthcare reform proposals have been formulated by the legislative and executive branches of the federal and state governments. These proposals could effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that companies that sell products to hospitals and other healthcare providers must publicly disclose their prices, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens.

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

Furthermore, widely publicized events concerning the safety risk of certain medical products, including the voluntary recalls of certain contact lens solutions in 2006 and 2007 by Bausch & Lomb and Advanced Medical Optics, respectively, may cause regulatory authorities, members of Congress, the Government Accounting Office, medical professionals and the general public to raise concerns about potential medical product safety issues. This increased attention may result in increased regulation and scrutiny of medical devices, such as, for example, the Food and Drug Administration Amendment Act of 2007, which was recently enacted, providing for the establishment of a unique system for identifying medical devices, among other provisions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a summary of Cooper’s principal facilities as of October 31, 2007. Cooper generally leases its office and operations facilities but owns several manufacturing and research and development facilities, including 205,850 square feet in Hamble, United Kingdom, 49,500 square feet in Scottsville, New York, and 39,000 square feet in Norfolk, Virginia. Our lease agreements expire at various dates through the year 2023. The Company believes its properties are suitable and adequate for its businesses.

Location	Approximate Square Feet	Operations
United States
California	82,357	Executive Offices, CVI Research & Development and CVI Administrative Offices
New York	359,164	CVI Manufacturing, Marketing, Distribution and Administrative Offices
Virginia	66,620	CVI Manufacturing, Distribution, Administrative Offices and Warehouse
Connecticut	173,860	CSI Manufacturing, Marketing, Distribution, Research & Development and Administrative Offices
Puerto Rico
Juana Diaz	212,047	CVI Manufacturing and Warehouse

United Kingdom
Hampshire	475,255	CVI Manufacturing, Marketing, Distribution, Research & Development, and Administrative Offices
Belgium
Liege	118,360	CVI Distribution

France
Nice	12,045	CVI Marketing and Distribution

Italy
Milan	29,150	CVI Marketing and Distribution

Japan
Tokyo	61,377	CVI Marketing, Distribution and Administrative Offices

Australia
Adelaide	21,014	CVI Manufacturing, Distribution and Administrative Offices

Canada
Ontario	40,000	CVI Administrative Offices and Warehouse

Item 3. Legal Proceedings.

Levine v. The Cooper Cos., Inc., et al.

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

The amended consolidated complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, among other things, contending that the defendants made misstatements concerning the Biomedics® product line, sales force integration following the merger with Ocular, the impact of silicone hydrogel lenses and financial projections. The amended consolidated complaint also alleges that the Company improperly accounted for assets acquired in the Ocular merger by improperly allocating $100 million of acquired customer relationships and manufacturing technology to goodwill (which is not amortized against earnings) instead of to intangible assets other than goodwill (which are amortized against earnings), that the Company lacked appropriate internal controls and issued false and misleading Sarbanes-Oxley Act certifications.

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics® product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court also dismissed all claims against Mr. Fruth with leave to amend. Plaintiff did not amend their consolidated amended complaint within the time permitted by the Court. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. The Company intends to defend this matter vigorously.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth, Marx, Rosenberg, and Fryling. It also names as defendants current directors Michael Kalkstein, Stanley Zinberg, Allan Rubenstein, and one former director. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. The Company and the individual defendants have yet to respond to the consolidated amended complaint.

In addition to the derivative action pending in federal court, three similar purported shareholder actions were filed in the Superior Court for the State of California for the County of Alameda. These actions have been consolidated under the heading In re Cooper Companies, Inc. Shareholder Derivative Litigation, Case Nos. RG06260748. A consolidated amended complaint was filed on September 18, 2006. The consolidated amended complaint names as defendants the same individuals that are in the defendants in the federal derivative action. In addition, the complaint names Ms. Kaufman, Messrs. Fryling, Battin, Calcagno, and current officers Paul L. Remmell, Jeffrey Allan McLean, and Nicholas J. Pichotta. The Company is a nominal defendant. On November 29, 2006, the Superior Court for the County of Alameda entered an order staying the consolidated action pending the resolution of the federal derivative action.

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

CIBA Vision Litigation

On April 10, 2006, CVI filed a lawsuit against CIBA Vision (CIBA) in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 6,431,706, 6,923,538, 6,467,903, 6,857,740 and 6,971,746 by, among other things, making, using, selling and offering to sell its O2Optix line of contact lenses. On June 5, 2006, CIBA filed an answer denying infringement and asserting certain affirmative defenses. On July 16, 2007, the Court issued a Markman order construing certain claim terms of the patents. The parties entered into a settlement agreement and cross-license agreement dated November 19, 2007, pursuant to which the claims in this lawsuit and the Delaware and other Texas lawsuits described herein were resolved. The terms of the settlement are confidential and provide for prospective royalty payments by CVI. In accordance with the settlement agreement, the Court entered a stipulated consent judgment on November 26, 2007.

On April 11, 2006, CVI filed a lawsuit against CIBA in the United States District Court for the District of Delaware seeking a judicial declaration that CVI’s Biofinity® line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of United States Patent Nos. 5,760,100, 5,776,999, 5,789,461, 5,849,811, 5,965,631 and 6,951,894. On July 5, 2006, CIBA answered the complaint by denying the allegation that CVI’s Biofinity® line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of the foregoing patents. The answer also asks the Court for permission to interpose a counterclaim for infringement in the future if, after examination of the lenses, CIBA believes they infringe the foregoing patents, which counterclaim would seek both damages and injunctive relief. The parties entered into a settlement agreement and cross-license agreement dated November 19, 2007, pursuant to which the claims in this lawsuit and the Texas lawsuits described herein were resolved. The terms of the settlement are confidential and provide for prospective royalty payments by CVI. In accordance with the settlement agreement, the Court entered a stipulated consent judgment on November 21, 2007.

On November 21, 2006, CVI filed a lawsuit against CIBA in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 7,134,753 and 7,133,174 by, among other things, making, using, selling and offering to sell its O2Optix toric line of contact lenses. On December 11, 2006, CIBA filed an answer denying infringement and asserting certain affirmative defenses. On July 16, 2007, the Court issued a Markman order construing certain claim terms of the patents. The parties entered into a settlement agreement and cross-license agreement dated November 19, 2007, pursuant to which the claims in this lawsuit and the Delaware and other Texas lawsuits described herein were resolved. The terms of the settlement are confidential and provide for prospective royalty payments by CVI. In accordance with the settlement agreement, the Court entered a stipulated consent judgment on November 26, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal 2007, the Company did not submit any matters to a vote of the Company’s security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2007 and 2006:

Quarterly Common Stock Price Range Years Ended October 31,	2007		2006
	High	Low	High	Low
Fiscal Quarter Ended
January 31	$58.27	$42.75	$74.32	$44.75
April 30	$51.75	$43.90	$56.80	$49.50
July 31	$56.56	$49.81	$55.02	$41.85
October 31	$57.60	$41.55	$58.94	$41.94

At November 30, 2007, there were 696 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 each. In dollar terms, we paid cash for dividends of about $2.7 million in 2007 and about $2.7 million in 2006.

Performance Graph

The following graph compares the cumulative total return on the Company’s common stock with the cumulative total return of the Standard & Poor’s Smallcap 600 Stock Index (which includes the Company) and the Standard & Poor’s Health Care Equipment Index for the five-year period ended October 31, 2007. The graph assumes that the value of the investment in the Company and in each index was $100 on October 31, 2002, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The Cooper Companies, Inc., The S&P Smallcap 600 Index

And The S&P Health Care Equipment Index

	10/02	10/03	10/04	10/05	10/06	10/07
The Cooper Companies, Inc.	$100.00	$164.27	$266.28	$260.81	$218.62	$159.52
S&P Smallcap 600	$100.00	$133.58	$155.99	$179.81	$208.76	$232.86
S&P Health Care Equipment	$100.00	$127.53	$149.57	$150.13	$153.07	$168.78

*	$100 invested on 10/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending October 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(1)	5,416,734	$52.96	2,479,916
Equity compensation plans not approved by shareholders	—	—	—

Total	5,416,734	$52.96	2,479,916

(1)

Includes information with respect to the 2007 Long-Term Incentive Plan for Employees of The Cooper Companies, Inc. (2007 Plan) and the 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. (the Directors’ Plan). As of October 31, 2007, 1,992,850 shares of Common Stock remained available for issuance pursuant to the 2007 Plan and 488,266 shares of Common Stock remained available for issuance pursuant to the Directors’ Plan. The 1988 Long Term Incentive Plan (1988 Plan), the 1998 Long-Term Incentive Plan (1998 Plan), the 1996 Long Term Incentive Plan for Non-Employee Directors and the Second Amended and Restated 2001 Long Term Incentive Plan (2001 Plan) of The Cooper Companies, Inc. The 1988 Plan, 1998 Plan, 1996 Director Plan and 2001 Plan have all expired by their terms, but up to 4,557,717 shares of Common Stock may be issued pursuant to awards that remain outstanding under these plans.

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31,
(In thousands, except per share amounts)	2007	2006	2005	2004	2003
Consolidated Operations
Net sales	$950,641	$858,960	$806,617	$490,176	$411,790

Gross profit	$519,531	$525,977	$496,832	$315,830	$265,202

Income from continuing operations before income taxes	$672	$73,337	$108,457	$112,489	$90,487
Provision for income taxes	11,864	7,103	16,735	19,664	21,717

Net (loss) income	(11,192)	66,234	91,722	92,825	68,770
Add interest charge applicable to convertible debt, net of tax	—	2,090	2,096	2,095	726

(Loss) income for calculating diluted earnings per share	$(11,192)	$68,324	$93,818	$94,920	$69,496

Diluted (loss) earnings per share	$(0.25)	$1.44	$2.04	$2.59	$2.09

Diluted shares excluding shares applicable to convertible debt	44,707	44,979	43,393	34,023	32,274
Shares applicable to convertible debt	—	2,590	2,590	2,590	971

Average number of shares used to compute diluted earnings per share	44,707	47,569	45,983	36,613	33,245

Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06

Consolidated Financial Position
Current assets	$517,522	$456,951	$443,714	$304,498	$264,224
Property, plant and equipment, net	604,530	496,357	379,785	151,065	116,277
Goodwill	1,253,686	1,217,084	1,169,049	310,600	282,634
Other intangible assets, net	145,833	147,160	151,413	31,768	15,888
Other assets	38,700	35,049	35,869	13,630	26,541

	$2,560,271	$2,352,601	$2,179,830	$811,561	$705,564

Short-term debt	$46,514	$61,366	$72,260	$20,871	$20,658
Other current liabilities	239,966	215,264	185,362	90,718	94,765
Long-term debt	830,116	681,286	632,652	144,865	165,203
Other liabilities	20,086	16,176	16,331	10,946	2,891

Total liabilities	1,136,682	974,092	906,605	267,400	283,517
Stockholders’ equity	1,423,589	1,378,509	1,273,225	544,161	422,047

	$2,560,271	$2,352,601	$2,179,830	$811,561	$705,564

In fiscal 2006, Cooper began recording stock option expense in operating income, and in fiscal 2005 Cooper acquired Ocular. We discuss these matters in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

We discuss below the results of our operations for fiscal 2007 compared with fiscal 2006 and the results of our operations for fiscal 2006 compared with fiscal 2005. We began recording share-based compensation expense in fiscal 2006 using the modified prospective transition method whereby prior periods are not restated and do not include such expense. We acquired Ocular on January 6, 2005, and include Ocular in our results from that date. Certain prior period amounts have been reclassified to conform to the current period’s presentation. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

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

We are in the process of developing and launching a number of new contact lens products that we believe will result in CVI continuing to have a broad and competitive product line. New products planned for introduction over the next two years include lenses utilizing silicone hydrogel materials and new lens designs, including multifocal lenses. Contact lenses utilizing silicone hydrogel materials have grown significantly, and this material is a major product material in the industry. The Company has launched Biofinity®, a silicone hydrogel contact lens product, with sales in Europe, the United States and Australia. While initial customer reaction from Biofinity® has been favorable, our future growth may be limited by several critical factors relating to silicone hydrogel materials. We face normal challenges associated with manufacturing a new material on a new manufacturing platform and are incurring additional manufacturing costs as we attempt to ramp up production volumes and improve efficiencies. We believe that our ability to succeed with silicone hydrogel products will be an important factor affecting future levels of sales growth and profitability.

During fiscal 2007, we were engaged in litigation with regard to our silicone hydrogel product and certain lens design patents. In November 2007, we reached a global settlement agreement with CIBA Vision, the eye care unit of Novartis AG, that resolves all disputes with respect to current patent infringement litigation between the companies. Under the terms of the settlement, the companies have agreed to cross license rights to these patents, and CVI agreed to pay a royalty on its future net U.S. contact lens sales of Biofinity® until 2014 and on net sales outside of the United States until 2016.

Our operating results reflect the progression through our integration plan that is designed to optimize operational synergies of our acquisition of Ocular. Integration activities began in January 2005 and are

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

expected to continue through mid calendar year 2008 and include integrating duplicate facilities and expanding utilization of preferred manufacturing and distribution practices. Our geographic mix of income changed during 2007, and certain expenses associated with the integration plan impacted jurisdictions with lower tax rates. As a result, our effective tax rate has increased correspondingly.

CSI has built an extensive product portfolio through acquisition and internal development, and we anticipate that CSI will continue to consolidate the women’s healthcare market. CSI expects to benefit from favorable demographic trends as the women of the “baby-boomer” generation are now reaching the age when gynecological procedures that utilize CSI products are performed most frequently.

In November 2006, CSI expanded its hospital market presence by acquiring Lone Star, a manufacturer of medical devices that improve the management of the surgical site and are used in a wide variety of surgical procedures. The acquisition of Lone Star complements CSI’s expansion into surgical products that began in November 2005 with the acquisition of NeoSurg Technologies, Inc. (NeoSurg), a manufacturer of a patented combination reusable and disposable trocar access system used in laparoscopic surgery, and Inlet Medical, Inc. (Inlet), a manufacturer of trocar closure systems and pelvic floor reconstruction procedure kits.

Regarding capital resources, we believe that cash and cash equivalents on hand of $3.2 million plus cash from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and smaller acquisitions. We expect capital expenditures in fiscal 2008 of approximately $160 – $180 million, primarily to expand silicone hydrogel and single-use lens manufacturing capacity, complete the consolidation of distribution centers and for information technology.

2007 Compared with 2006

Highlights: 2007 vs. 2006

•	Net sales up 11% to $950.6 million from $859.0 million in fiscal year 2006.

•	Gross profit down 1%; gross margin decreased to 55% of net sales including production start-up costs and integration and restructuring items, from 61%.

•	Operating income down 59% to $45.9 million from $112.9 million. Operating margin at 5% of net sales including integration and restructuring items.

•	We recorded tax expense of $11.9 million for fiscal year 2007 compared to $7.1 million for fiscal year 2006.

•	Diluted loss per share 25 cents down from earnings per share of $1.44.

•

Results for 2007 include $15.9 million of share-based compensation expenses, $7.2 million write-off of acquired in-process research and development, $34.4 million of production start up costs, $13.4 million of distribution rationalization costs, $52.8 million of other restructuring and integration costs, $10.4 million of intellectual property and securities litigation costs and $0.9 million write-off of the debt issuance costs of our amended and restated credit agreement. Results from 2006 included $66.3 million of similar items.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Selected Statistical Information – Percentage of Net Sales and Growth

Years Ended October 31,	2007	% Growth		2006	% Growth		2005
Net sales	100%	11%		100%	6%		100%
Cost of sales	45%	29%		39%	7%		38%

Gross profit	55%	(1%	)	61%	6%		62%
Selling, general and administrative expense	43%	14%		42%	20%		37%
Research and development expense	4%	15%		4%	(19%	)	5%
Restructuring costs	1%	52%		1%	(25%	)	1%
Amortization of intangibles	2%	13%		1%	22%		2%

Operating income	5%	(59%	)	13%	(17%	)	17%

Net Sales

Cooper’s two business units, CVI and CSI generate all its sales.

•	CVI develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision care market.

•	CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew by 11% in 2007 and 6% in 2006. CVI achieved 8% net sales growth primarily on growth of disposable lenses, including single-use lenses, and the launch of a silicone hydrogel lens. CSI achieved 24% net sales growth in 2007 driven by acquisitions and organic growth.

Net Sales Growth

($ in millions)	2007 vs. 2006		2006 vs. 2005
Business unit
CVI	$61.7	8%	$36.2	5%
CSI	$30.0	24%	$16.1	15%

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

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

These shifts generally favor CVI’s core product lines of specialty lenses, PC Technology™ brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses, 70% of CVI’s worldwide business. Additionally, it is important that CVI develop a range of silicone hydrogel products. CVI has launched Biofinity®, its silicone hydrogel lens, with sales in Europe, the United States and Australia and is in the process of expanding its manufacturing capacity to grow sales. CVI anticipates launching a second silicone hydrogel spherical lens in April/May 2008 and commencing the marketing of a silicone hydrogel toric lens at the end of calendar 2008.

In addition to CVI’s silicone hydrogel lens, during 2007 CVI introduced these new products:

•	Biomedics EP™, a multifocal lens for emerging presbyopes.

•	Proclear® 1 Day, a single-use spherical lens.

•	Proclear® toric multifocal, a lens designed to address both astigmatism and presbyopia.

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

•	Toric lens designs correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

•	Multifocal lens designs correct presbyopia.

•	Proclear® lenses, manufactured using proprietary phosphorylcholine (PC) Technology™, help enhance tissue/device compatibility and offer improved lens comfort.

CVI Net Sales by Market

($ in millions)	2007	2006	Growth
Americas	$360.5	$351.9	2%
Europe	306.4	273.3	12%
Asia Pacific	129.0	109.0	18%

	$795.9	$734.2	8%

CVI’s worldwide net sales grew 8%, 5% in constant currency. Americas sales grew 2%, the same in constant currency, primarily due to market gains of multifocal and daily disposable lenses offset by the continued market shift in favor of silicone hydrogel products. European sales grew 12%, 3% in constant currency, driven by significant increases in sales of disposable toric and disposable sphere products. Sales to the Asia Pacific region grew 18%, the same in constant currency, primarily due to significant sales growth of single-use and other sphere products and disposable toric products.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Net sales growth includes increases in single-use spheres up 29%, at $113.7 million, all disposable spheres up 10% and total spheres up 8%. Biofinity®, CVI’s silicone hydrogel spherical lens, had sales of $9.8 million primarily in Europe and the United States. Disposable toric sales grew 13% with total toric sales up 8% and disposable multifocal sales up 25%. CVI’s line of specialty lenses grew 10%. Cosmetic lenses grew 5%, and older conventional lens products declined 13%. Proclear® products continued global market share gains as Proclear® toric sales increased 47% to $51.9 million, Proclear® spheres, including Biomedics XC™ and Proclear® 1 Day, increased 22% to $102.5 million and Proclear® multifocal lenses, including Biomedics XC™, increased 52% to $31.8 million.

CVI’s sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix have influenced CVI’s sales growth, average realized prices by product have not materially influenced sales growth.

CSI Net Sales

CSI’s net sales increased 24% to $154.8 million with organic sales growth of about 9%. Sales of products marketed directly to hospitals grew 51% and now represent 27% of CSI’s sales. Women’s healthcare products used primarily by obstetricians and gynecologists generate more than 94% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. CSI’s acquisitions during the year did not significantly affect Cooper’s consolidated results of operations. While unit growth and product mix have influenced organic sales growth, average realized prices by product have not materially influenced organic sales growth.

2006 Compared with 2005

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

•

Results for 2006 include $13.6 million of stock option expenses, $8.9 million in losses and costs associated with phasing out corneal health products and the write-off of associated unrealizable net assets, $7.5 million write-off of acquired in-process research and development, $6.7 million of production start up costs, $10.1 million of distribution rationalization costs, $12.1 million of other restructuring and integration costs, $3.3 million of intellectual property and securities litigation costs and $4.1 million write-off of the debt issuance costs of our amended and restated credit agreement.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Selected Statistical Information – Percentage of Net Sales and Growth

Years Ended October 31,	2006	% Growth		2005	% Growth	2004
Net sales	100%	6%		100%	65%	100%
Cost of sales	39%	7%		38%	77%	36%

Gross profit	61%	6%		62%	58%	64%
Selling, general and administrative expense	42%	20%		37%	55%	39%
Research and development expense	4%	(19%	)	5%	560%	1%
Restructuring costs	1%	(25%	)	1%	—	—
Amortization of intangibles	1%	22%		2%	470%	—

Operating income	13%	(17%	)	17%	17%	24%

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

CVI Net Sales by Market

($ in millions)	2006	2005	Growth
Americas	$351.9	$343.0	3%
Europe	273.3	250.1	9%
Asia Pacific	109.0	104.9	4%

	$734.2	$698.0	5%

CVI’s worldwide net sales grew 5%, 7% in constant currency. Americas sales grew 3%, 2% in constant currency. European sales grew 9%, 12% in constant currency. Sales to the Asia Pacific region grew 4%, 10% in constant currency.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CVI Net Sales

Net sales growth includes increases in disposable toric sales up 16%, single-use spheres up 21%, disposable multifocals up 31% and total toric sales up 11%. CVI’s core product lines grew 11% and Proclear® products, including Biomedics XC™, grew 29%. Proclear® toric sales grew 42%, Proclear® spheres up 15% and Proclear® multifocal lenses up 101%. Total sphere sales excluding single-use lenses declined 3% with total sphere sales up 2%. Single-use sales growth remained below expectations due largely to slower than anticipated acceptance of new products and delays in our transition to the new strip-blister packaging configuration. A majority of our lines have now been converted, and we expect all lines to be converted by February 2007.

Sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix influenced sales growth, average realized prices by product did not materially influence sales growth.

CVI results include Ocular beginning on January 6, 2005, when Cooper acquired Ocular. To present CVI’s organic growth, this paragraph discusses reported sales adjusted by adding Ocular’s net sales of $51.6 million for November 1, 2004, through January 5, 2005, when Cooper did not own Ocular, to CVI’s reported net sales of $697.9 million for Cooper’s fiscal 2005. As so adjusted, organic net sales declined 2%, 1% in constant currency. Americas sales declined 2%, 3% in constant currency, European sales grew 2%, 5% in constant currency, and Asia Pacific sales declined 9%, 4% in constant currency. CVI’s core product lines grew 5% with single-use lens growth of 3%. Disposable lens sales were flat with disposable toric sales up 11%, disposable multifocal lens sales up 25% and disposable spheres declining 6%.

CVI New Products and Markets

During calendar 2006 CVI introduced these new products:

•	Biofinity® silicone hydrogel monthly sphere in a limited launch in the United States and selected markets in Asia Pacific.

•	Biomedics XC™ disposable sphere, a two-week aspheric lens featuring Proclear® technology, in the United States, Europe and selected markets in Asia Pacific.

•	A second base curve of Proclear® toric, effectively doubling the number of Proclear® parameters available for astigmatic patients.

•	Single-use sphere in new strip-blister packaging.

•	Single-use toric in Japan.

•	Aspheric, two-week, 55% water content sphere in Japan.

•	Biomedics EP™, a multifocal specifically designed for emerging presbyopic patients.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

2007 Compared to 2006 and 2006 Compared to 2005

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2007	2006	2005
CVI	54%	62%	62%
CSI	59%	58%	57%
Consolidated	55%	61%	62%

CVI’s margin was 54% in fiscal 2007 compared with 62% in fiscal 2006, as a result of the cost of integration activities and manufacturing inefficiencies related to new products and changing product mix that impacted cost of sales. The changing product mix included a shift to lower margin sphere products, including single-use spheres that represented 14% of lens sales in fiscal 2007 compared to 12% in fiscal 2006. CVI’s fiscal 2007 cost of sales includes share-based compensation expense, production start-up costs for our new silicone hydrogel products and the write off of manufacturing assets associated with Ocular integration activities. These costs amounted to $71.4 million or 9% of sales in the period. For 2006, cost of sales included share-based compensation expense, integration costs, production start up costs for our new silicone hydrogel products and profits and losses associated with product lines being phased out, which were about 2% of sales in the period. Manufacturing inefficiencies associated with the ramp up of new products and plant realignment activities are expected to significantly decline in 2008.

CSI’s margin improved to 59% in fiscal 2007 compared with 58% in fiscal 2006. Gross margin reflects continuing efficiencies associated with recent acquisitions.

Selling, General and Administrative Expense (SGA)

(In millions)	2007	2006	2005
CVI	$322.0	$284.3	$243.0
CSI	54.5	44.7	37.9
Headquarters	31.5	28.8	17.1

	$408.0	$357.8	$298.0

Consolidated SGA increased by 14% in 2007, 20% in 2006 and 56% in 2005. As a percentage of net sales, consolidated SGA increased to 43% in fiscal 2007 from 42% in 2006 and 37% in 2005. The increase in SGA is primarily due to costs supporting increased sales levels as well as integration costs, including the rationalization of distribution centers, lenses used in marketing programs and litigation costs.

CVI’s SGA increased 13% in 2007, primarily due to costs related to the rationalization of distribution centers, lenses used in marketing programs and intellectual property litigation; and 17% in 2006, primarily due to share-based compensation expenses, integration costs and intellectual property litigation costs. SGA as a percentage of net sales increased to 40% in 2007 from 39% in 2006 and 35% in 2005.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CSI’s 2007 SGA increased 22% over 2006, which supported the 24% increase in sales, and 2006 SGA increased 18% over 2005. Selling and marketing costs increased to support organic sales growth and integration costs contributed to the increase partially offset by a $3.2 million gain on the sale of a cardiovascular cryosurgery product line not related to women’s healthcare.

Corporate headquarters’ SGA, which increased 9% to $31.5 million in 2007 and 64% to $28.8 million in 2006, were 3% of consolidated net sales in both periods. The growth in 2007 was primarily due to share-based compensation expense. The growth in 2006 was primarily due to share-based compensation and securities litigation expense. The growth since 2005 includes added costs due to the Ocular acquisition, continued expenses for projects and staff to maintain the Company’s global trading arrangement and costs to comply with corporate governance requirements.

Research and Development Expense

Research and development (R&D) expense grew 15% over 2006 and was 4% of sales in both periods and 5% of sales in 2005: $39.9 million in 2007, $34.5 million in 2006 and $42.9 million in 2005. R&D expense included acquired in-process research and development of $7.2 million in 2007 and $7.5 million in 2006 for CSI, and $20.0 million in 2005 for CVI.

CVI’s research and development expenditures were $27.6 million, up 17% in 2007, and $23.5 million in 2006, up 19% net of acquired in-process R&D in 2005. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology™.

CSI’s research and development expenditures were $5.1 million, up 45% in 2007, and $3.5 million, up 13% over 2005, net of acquired in-process R&D. CSI’s research and development activities were for newly acquired laparoscopic surgical devices and the upgrade and redesign of many CSI osteoporosis, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

Restructuring Expense

Restructuring expenses were $9.7 million in 2007, including $9.2 million related to the integration of Ocular and $0.5 million related to CSI integration activities; $6.4 million in 2006, including expenses of CVI related to the integration of Ocular and the phase out of corneal health product lines, and $8.5 million in 2005, resulting from the integration of Ocular with CVI and CSI integration activities.

In connection with the January 6, 2005, acquisition of Ocular, CVI has progressed through our integration plan, optimizing operational synergies of the combined companies. As of October 31, 2007, we have recorded $47.2 million for integration activities that included integrating duplicate facilities and expanding utilization of preferred manufacturing and distribution practices.

We estimate that the total restructuring costs under this integration plan will be approximately $50 million, of which approximately $25 – $30 million are cash related and will be reported as charges to cost of sales or restructuring costs in the Consolidated Statements of Operations. See Note 3. Acquisition and Restructuring Costs.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Amortization of Intangibles

Amortization of intangibles was $16.2 million in 2007, $14.3 million in 2006 and $11.7 million in 2005. Amortization expense increased in both fiscal 2007 and fiscal 2006 primarily due to acquired intangible assets, including the addition of $130 million of other intangible assets from Ocular in fiscal 2005.

Operating Income

Operating income declined $89.9 million, or 66%, between 2005 and 2007.

Years Ended October 31, ($ in millions)	2007		2006		2005
CVI	$57.2		$126.6		$135.5
CSI	20.1		15.1		17.4
Headquarters	(31.4)		(28.8)		(17.1)

	$45.9		$112.9		$135.8

Percent (decline) growth	(59%	)	(17%	)	17%

Interest Expense

Interest expense increased 14% to $42.7 million in 2007, 26% to $37.3 million in 2006 and 395% to $29.7 million in 2005. The increases in interest expense are primarily due to higher average debt balances to support capital investments and acquisitions including the acquisition of Ocular in fiscal 2005. We had $717.0 million in loans on our credit facility on October 31, 2007, compared to $605.3 million outstanding on October 31, 2006.

On January 31, 2007, Cooper refinanced its existing $750 million syndicated bank credit facility, which consisted of a $250 million term loan and a $500 million revolving credit facility, with a new $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount 7.125% Senior Notes. The refinancing extended the maturity and provided additional borrowing flexibility along with lower overall pricing relative to the prior agreement. In addition, the Company has the ability from time to time to increase the size of the Revolver by up to an additional $250 million. KeyBank led the Revolver refinancing, which resulted in a number of the banks retaining or increasing their participation in the agreement. The Revolver matures on January 31, 2012.

Interest rates for the Revolver are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 150 basis points. As of October 31, 2007, the additional basis points were 125.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Other (Expense) Income, Net

Years Ended October 31, (In thousands)	2007	2006	2005
Interest income	$474	$386	$1,002
Foreign exchange loss	(3,047)	(1,417)	(376)
Gain on derivative instruments	—	—	1,945
Other income (expense)	74	(1,201)	(223)

	$(2,499)	$(2,232)	$2,348

In fiscal 2007, we recognized a net loss of about $3.0 million primarily related to the British pound and Euro strengthening against the U.S. dollar.

Provision for Income Taxes

We recorded tax expense of $11.9 million for fiscal year 2007 compared to $7.1 million for fiscal year 2006. Our geographic mix of income changed during 2007, and certain expenses associated with the Ocular integration plan have impacted jurisdictions with lower tax rates; resulting in net operating losses in jurisdictions with lower tax rates and net operating income in jurisdictions with higher tax rates.

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

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options and restricted stock awards were as follows:

October 31, (In millions)	2007	2006
Selling, general and administrative expenses	$12.9	$13.2
Cost of products sold	1.5	0.7
Research and development expense	0.7	0.3
Restructuring expense	0.8	—
Capitalized in inventory	1.8	0.5

Total compensation	$17.7	$14.7

Related income tax benefit	$4.3	$3.2

Cash received from options exercised under all share-based payment arrangements for fiscal years 2007 and 2006 was $9.3 million and $3.0 million, respectively.

The Company continues to estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Previously, under SFAS 123, the Company did not utilize separate employee groupings in the determination of option values. The Company now estimates option forfeitures based on historical data for each employee grouping and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate resulted in a $1.9 million reduction in share-based compensation expense in our fiscal fourth quarter of 2007.

CAPITAL RESOURCES AND LIQUIDITY

2007 Highlights

•	Operating cash flow $134.0 million, down 11%.

•	Paid acquisition costs of $81.0 million.

•	Expenditures for purchases of property, plant and equipment $183.6 million vs. $142.7 million in 2006.

Comparative Statistics

Years Ended October 31, ($ in millions)	2007	2006
Cash and cash equivalents	$3.2	$8.2
Total assets	$2,560.3	$2,352.6
Working capital	$231.0	$180.3
Total debt	$876.6	$742.7
Stockholders’ equity	$1,423.6	$1,378.5
Ratio of debt to equity	0.62:1	0.54:1
Debt as a percentage of total capitalization	38%	35%

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Operating Cash Flows

Cash flow provided from operating activities continued as Cooper’s major source of liquidity, totaling $134.0 million in fiscal 2007 and $150.5 million in 2006. Operating cash flow decreased as we have utilized cash to build inventory in support of new product launches, for costs associated with our Ocular integration plan and for the reduction of accounts payable.

Working capital increased $50.7 million in fiscal 2007 due to increases of $17.9 million in receivables, $31.4 million in inventory, $12.5 million in prepaid and other current assets, $3.7 million in deferred tax assets and decreases of $14.9 million in short-term debt and $4.7 million in accounts payable. This activity was partially offset as cash decreased $5.0 million and accrued liabilities increased $29.4 million. The significant increase in working capital is primarily due to the refinancing of Cooper’s credit facility, which reduced the current portion of debt, along with building inventory in support of new product launches, distribution center consolidations and increasing sales levels. In addition, CSI’s acquisitions of Lone Star and Wallach increased net working capital and were funded with long-term debt.

At the end of fiscal 2007, Cooper’s inventory months on hand (MOH) were 5.9 compared to 8.0 at fiscal year-end 2006. However, our adjusted MOH is 7.4, net of $27.3 million of charges to costs of sales recorded in our fiscal fourth quarter 2007 associated with our Ocular integration plan, as we continue to build inventory in support of new product launches and distribution center consolidations. Also, our days sales outstanding (DSO) decreased to 60 days from 63 days at October 31, 2006. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flows

The cash outflow of $264.6 million from investing activities was driven by payments of $81.0 million for acquisitions and capital expenditures of $183.6 million, used primarily to expand manufacturing capacity, consolidate distribution centers and continue the rollout of new information systems.

Financing Cash Flows

The cash inflow of $125.1 million from financing activities was driven by net proceeds from long-term debt of $110.8 million, net proceeds from short-term debt of $20.8 million and $9.3 million from the exercise of stock options, partially offset by payment of debt acquisition costs of $13.3 million and dividends on our common stock of $2.7 million paid in the first and third quarters of 2007.

OFF BALANCE SHEET ARRANGEMENTS

None.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2007, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	2008	2009 & 2010	2011 & 2012	2013 & Beyond
Contractual obligations:
Long-term debt	$—	$—	$367.0	$463.1
Interest payments on long-term debt	47.6	97.1	85.8	65.4
Operating leases	24.0	40.7	29.3	43.2

Total contractual obligations	71.6	137.8	482.1	571.7

Commercial commitments:
Stand-by letters of credit	0.2	—	—	—

Total	$71.8	$137.8	$482.1	$571.7

The expected future benefit payments for pension plans through 2017 are disclosed in Note 11. Employee Benefits.

Risk Management

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our pound sterling, Euro, Canadian dollar and Japanese Yen denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Revolver under our new credit facility varies with the London Interbank Offered Rate. Our significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging approximately $275 million of variable rate debt effectively converting it to fixed rate debt for periods of 23 months to 48 months. See Note 1. Summary of Significant Accounting Policies.

On January 31, 2007, Cooper refinanced its existing $750 million syndicated bank credit facility, which consisted of a $250 million term loan and a $500 million revolving credit facility, with a new $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% of Senior Notes. The refinancing extended the maturity and provided additional borrowing flexibility along with lower overall pricing relative to prior agreement. In addition, the Company has the ability from time to time to increase the size of the Revolver by up to an additional $250 million. KeyBank led the Revolver refinancing, which resulted in a number of the banks retaining or increasing their participation in the agreement. The Revolver matures on January 31, 2012. See Note 7. Debt.

Outlook

We believe that cash and cash equivalents on hand of $3.2 million plus cash generated by operating activities and borrowing capacity under our existing credit facilities will fund future operations, capital

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

expenditures, cash dividends and smaller acquisitions. At October 31, 2007, we had $282.8 million available under our $650 million syndicated bank credit facility.

Inflation and Changing Prices

Inflation has had no appreciable effect on our operations in the last three fiscal years.

New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. The Company implemented SAB 108 during fiscal 2007, and it did not have a significant impact on the Company’s results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is currently evaluating the impact SFAS 157, which is effective for the Company beginning in our fiscal year ending October 31, 2009, will have on its consolidated financial statements.

In October 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Prior to the adoption of SFAS 158, the Company accounted for its defined benefit postretirement plan under SFAS No. 87, Employers Accounting for Pensions (SFAS 87). SFAS 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation liability exceeded the fair value of plan assets. The adjustment to initially apply SFAS 158 was approximately $1.5 million net of tax benefit of about $1.0 million, and was recorded as a non-cash charge to accumulated other comprehensive income in stockholders’ equity. Under SFAS 87, changes in the funded status were disclosed but not immediately recognized; rather they were deferred and recognized ratably over future periods. In addition, SFAS 158 requires that the postretirement plan assets and obligations be measured as of the end of our fiscal year. We plan to adopt the measurement provisions of SFAS 158 in our fiscal year ending October 31, 2009, and are currently evaluating the impact of this provision of SFAS 158 on our consolidated financial statements. See Note 11. Employee Benefits.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides the option to measure, at fair value, eligible financial instrument items, which are not otherwise required to be measured at fair value. The irrevocable decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis. Changes in that instrument’s fair value must be recognized in current earnings in subsequent reporting periods. If elected, the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earning in the year of adoption. SFAS 159 also establishes additional disclosure requirements. The Company is currently evaluating the impact on our consolidated financial statements of the adoption of SFAS 159, if we elect to measure eligible financial instruments at fair value. This statement is effective for the Company beginning in our fiscal year ending October 31, 2009.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to Statement SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax position that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the Company, FIN 48 will be effective for our fiscal year ending October 31, 2008. Differences between the amounts recognized prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings.

Based on a preliminary analysis, management believes that adoption of FIN 48 will result in recording an increase to retained earnings of between $5 million and $6 million in the fiscal first quarter of 2008. However, the final analysis will be completed in the fiscal first quarter of 2008.

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

•

Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured. For

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

contact lenses as well as CSI medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business, since a high percentage of our revenue is from direct sales to doctors. The Company records taxes collected from customers on a net basis, as these taxes are not included in revenue.

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

•

Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). We no longer amortize goodwill. The SFAS 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. The valuation of each of our reporting units is determined using a combination of discounted cash flows, an income valuation approach, and the guideline company method, a market valuation approach. When available and as appropriate, we use comparative market multiples to corroborate fair value results. A reporting unit is the level of reporting at which goodwill is tested for impairment.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our fiscal third quarter 2007, and our analysis indicated that we had no impairment of goodwill.

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

As share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and the Company employs different assumptions in the application of SFAS 123R, the compensation expense that it records in future periods may differ significantly from what it has recorded in the current period. In 2005, prior to the adoption of SFAS 123R, the Company valued its share-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations.

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

Long-term Debt

Total debt increased to $876.6 million at October 31, 2007, from $742.7 million at October 31, 2006. Long-term debt includes $350 million of senior notes issued in fiscal 2007 and $115 million of convertible senior debentures issued in fiscal year 2003 (see Note 7. Debt).

October 31, (In millions)	2007	2006
Short-term debt	$46.5	$61.4
Long-term debt	830.1	681.3

Total	$876.6	$742.7

As of October 31, 2007, the scheduled maturities of the Company’s fixed and variable rate long-term debt obligations (excluding immaterial capitalized leases), their weighted average interest rates and their estimated fair values were as follows:

Expected Maturity Date Fiscal Year ($ in millions)	2008	2009	2010	2011	2012	There- after	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	$—	$—	$—	$—	$463.1	$463.1	$474.7
Average interest rate						6.0%
Variable interest rate	$—	$—	$—	$—	$367.0	$—	$367.0	$367.0
Average interest rate	5.3%	5.3%	5.9%	6.5%	6.6%	—%

As the table incorporates only those exposures that existed as of October 31, 2007, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. We entered into interest rate swaps designed to fix the borrowing costs related to $525 million of the Company’s syndicated bank credit facility and subsequently reduced the notional amount of interest rate swaps to $275 million as of October 31, 2007. If interest rates were to increase or decrease by 1% or 100 basis points, interest expense on our variable rate debt would increase or decrease by approximately $900 thousand annually.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Cooper Companies, Inc.:

We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended October 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective October 31, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements Nos. 87, 88, 106 and 132(R). Also, as discussed in Note 1 to the consolidated financial statements, effective November 1, 2006, the Company adopted the provisions of SFAS No 123(R), Share-Based Payment, applying the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Cooper Companies, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 21, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

December 21, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Cooper Companies, Inc.:

We have audited The Cooper Companies, Inc. and subsidiaries internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Cooper Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2007, and our report dated December 21, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

December 21, 2007

Consolidated Statements of Operations

Years Ended October 31, (In thousands, except per share amounts)	2007	2006	2005
Net sales	$950,641	$858,960	$806,617
Cost of sales	431,110	332,983	309,785

Gross profit	519,531	525,977	496,832
Selling, general and administrative expense	407,951	357,842	297,953
Research and development expense	39,858	34,547	42,879
Restructuring costs	9,674	6,385	8,462
Amortization of intangibles	16,194	14,303	11,704

Operating income	45,854	112,900	135,834
Interest expense	42,683	37,331	29,725
Other expense (income), net	2,499	2,232	(2,348)

Income before income taxes	672	73,337	108,457
Provision for income taxes	11,864	7,103	16,735

Net (loss) income	$(11,192)	$66,234	$91,722

Basic (loss) earnings per share	$(0.25)	$1.49	$2.18

Diluted (loss) earnings per share	$(0.25)	$1.44	$2.04

Number of shares used to compute earning per share:
Basic	44,707	44,522	42,021

Diluted	44,707	47,569	45,983

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, (In thousands)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$3,226	$8,224
Trade accounts receivable, net of allowance for doubtful accounts of $6,194 and $5,523 at October 31, 2007 and 2006, respectively	164,493	146,584
Inventories	267,914	236,512
Deferred tax assets	23,395	19,659
Prepaid expenses and other current assets	58,494	45,972

Total current assets	517,522	456,951

Property, plant and equipment, at cost	797,038	637,428
Less: accumulated depreciation and amortization	192,508	141,071

	604,530	496,357

Goodwill	1,253,686	1,217,084
Other intangibles, net	145,833	147,160
Deferred tax assets	20,015	21,479
Other assets	18,685	13,570

	$2,560,271	$2,352,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$46,514	$23,516
Current portion of long-term debt	—	37,850
Accounts payable	61,377	66,080
Employee compensation and benefits	33,772	29,755
Accrued acquisition costs	10,303	36,901
Accrued income taxes	40,322	28,534
Other accrued liabilities	94,192	53,994

Total current liabilities	286,480	276,630

Long-term debt	830,116	681,286
Deferred tax liabilities	10,678	9,494
Accrued pension liability and other	9,408	6,682

Total liabilities	1,136,682	974,092

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized:
1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized:
70,000; issued 45,253 and 44,966 at October 31, 2007 and 2006, respectively	4,525	4,497
Additional paid-in capital	1,018,949	993,713
Accumulated other comprehensive income	71,882	38,711
Retained earnings	334,127	348,000
Treasury stock at cost: 384 and 418 shares at October 31, 2007 and 2006, respectively	(5,894)	(6,412)

Stockholders’ equity	1,423,589	1,378,509

	$2,560,271	$2,352,601

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended October 31, (In thousands)	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(11,192)	$66,234	$91,722
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(3,943)	(971)	2,670
Depreciation and amortization expense	84,511	61,647	48,638
Provision for doubtful accounts	1,003	1,233	1,922
Share-based compensation expense	16,274	14,243	—
In-process research and development expense	7,157	7,500	20,000
Impairment of property, plant and equipment	7,995	3,247	3,245
Change in operating assets and liabilities excluding effects from acquisitions:
Receivables	(17,049)	5,643	(2,882)
Inventories	(27,676)	(49,374)	(13,596)
Other assets	12,036	15,535	(1,661)
Accounts payable	13,758	17,534	10,554
Accrued liabilities	40,704	1,503	6,990
Income taxes payable	7,536	4,724	13,838
Other long-term liabilities	2,870	1,811	2,403

Cash provided by operating activities	133,984	150,509	183,843

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(80,969)	(67,953)	(627,006)
Purchases of property, plant and equipment	(183,625)	(142,657)	(117,093)
Sale of marketable securities and other	—	—	1,779

Cash used by investing activities	(264,594)	(210,610)	(742,320)

Cash flows from financing activities:
Proceeds from long-term line of credit	1,212,350	801,350	785,000
Repayment of long-term line of credit	(1,100,650)	(753,300)	(277,625)
Acquisition costs of long-term line of credit	(13,259)	(625)	(7,697)
Principal proceeds (payments) on long-term obligations, net	(866)	9	(2,173)
Net borrowings (repayments) under short-term agreements	20,820	(10,465)	31,427
Excess tax benefit from share-based compensation arrangements	176	—	—
Proceeds from exercise of stock options	9,258	3,020	25,163
Dividends on common stock	(2,681)	(2,671)	(2,306)

Cash provided by financing activities	125,148	37,318	551,789

Effect of exchange rate changes on cash and cash equivalents	464	181	(1,854)

Net decrease in cash and cash equivalents	(4,998)	(22,602)	(8,542)
Cash and cash equivalents at beginning of year	8,224	30,826	39,368

Cash and cash equivalents at end of year	$3,226	$8,224	$30,826

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest, net of amounts capitalized	$49,492	$31,499	$26,551

Income taxes	$3,843	$(453)	$2,790

On January 6, 2005, The Cooper Companies, Inc. acquired all of the outstanding common stock of Ocular Sciences, Inc. The aggregate consideration paid for the stock of Ocular was about $1.2 billon plus transaction costs, less acquired cash and cash equivalents.

Year Ended October 31, 2005 (In thousands)
Supplemental disclosure of non-cash investing and financing activities:
Ocular Sciences, Inc. acquisition:
Fair value of assets acquired	$1,367,604
Less:
Cash paid	(605,250)
Company stock issued	(622,912)

Liabilities assumed and acquisition costs accrued	$139,442

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 2004	32,751	$3,275	585	$59	$327,811	$26,971	$195,021	$(8,976)	$544,161
Net income	—	—	—	—	—	—	91,722	—	91,722
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(16,427)	—	—	(16,427)
Change in value of derivative instruments, net of tax of $1,877	—	—	—	—	—	3,616	—	—	3,616
Additional minimum pension liability, net of tax benefit of $1,723	—	—	—	—	—	(56)	—	—	(56)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	10	—	—	10

Comprehensive income									78,865
Issuance of common stock related to Ocular Sciences, Inc. acquisition	10,671	1,067	—	—	621,845	—	—	—	622,912
Exercise of stock options	1,001	100	(112)	(11)	23,347	—	—	1,727	25,163
Tax benefit from exercise of stock options	—	—	—	—	3,881	—	—	—	3,881
Dividends on common stock	—	—	—	—	—	—	(2,306)	—	(2,306)
Restricted stock/stock option amortization and share issuance	8	1	(8)	(1)	433	—	—	116	549

Balance at October 31, 2005	44,431	$4,443	465	$47	$977,317	$14,114	$284,437	$(7,133)	$1,273,225
Net income	—	—	—	—	—	—	66,234	—	66,234
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	22,923	—	—	22,923
Change in value of derivative instruments, net of tax benefit of $132	—	—	—	—	—	(836)	—	—	(836)
Additional minimum pension liability, net of tax of $1,250	—	—	—	—	—	2,510	—	—	2,510

Comprehensive income									90,831
Exercise of stock options	108	11	(39)	(4)	2,415	—	—	598	3,020
Adjustment of tax benefit from exercise of stock options	—	—	—	—	(591)	—	—	—	(591)
Dividends on common stock	—	—	—	—	—	—	(2,671)	—	(2,671)
Stock option expense	—	—	—	—	14,092	—	—	—	14,092
Restricted stock/stock option amortization and share issuance	9	1	(8)	(1)	480	—	—	123	603

Balance at October 31, 2006	44,548	$4,455	418	$42	$993,713	$38,711	$348,000	$(6,412)	$1,378,509
Net loss	—	—	—	—	—	—	(11,192)	—	(11,192)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	42,738	—	—	42,738
Change in value of derivative instruments, net of tax benefit of $2,335	—	—	—	—	—	(8,072)	—	—	(8,072)

Comprehensive income	—	—	—	—	—	—	—	—	23,474
Adjustment to initially apply SFAS 158, net of tax benefit of $957	—	—	—	—	—	(1,495)	—	—	(1,495)
Exercise of stock options	321	32	(34)	(4)	8,373	—	—	518	8,919
Tax benefit from exercise of stock options	—	—	—	—	339	—	—	—	339
Dividends on common stock	—	—	—	—	—	—	(2,681)	—	(2,681)
Stock option expense	—	—	—	—	16,095	—	—	—	16,095
Restricted stock/stock option amortization and share issuance	—	—	—	—	429	—	—	—	429

Balance at October 31, 2007	44,869	$4,487	384	$38	$1,018,949	$71,882	$334,127	$(5,894)	$1,423,589

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

•

Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured. For contact lenses as well as CSI medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business, since a high percentage of our revenue is from direct sales to doctors. The Company records taxes collected from customers on a net basis, as these taxes are not included in revenue.

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

•

Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). We no longer amortize goodwill. The SFAS 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. The valuation of each of our reporting units is determined using a combination of discounted cash flows, an income valuation approach, and the guideline company method, a market valuation approach. When available and as appropriate, we use comparative market multiples to corroborate fair value results. A reporting unit is the level of reporting at which goodwill is tested for impairment.

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our third fiscal quarter 2007, and our analysis indicated that we had no impairment of goodwill.

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

As share-based compensation expense recognized in our Consolidated Statements of Operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

If factors change and the Company employs different assumptions in the application of SFAS 123R, the compensation expense that it records in future periods may differ significantly from what it has recorded in the current period. In 2005, prior to the adoption of SFAS 123R, the Company valued its share-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations.

New Accounting Pronouncements

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. The Company implemented SAB 108 during fiscal 2007, and it did not have a significant impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is currently evaluating the impact SFAS 157, which is effective for the Company beginning in our fiscal year ending October 31, 2009, will have on its consolidated financial statements.

In October 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Prior to the adoption of SFAS 158, the Company accounted for its defined benefit postretirement plan under SFAS No. 87, Employers Accounting for Pensions (SFAS 87). SFAS 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation liability exceeded the fair value of plan assets. The adjustment to initially apply SFAS 158 was approximately $1.5 million net of tax benefit of about $1.0 million, and was recorded as a non-cash charge to accumulated other comprehensive income in stockholders’ equity. Under SFAS 87, changes in the funded status were disclosed but not immediately recognized; rather they were deferred and recognized ratably over future periods. In addition, SFAS 158 requires that the postretirement plan assets and obligations be measured as of the end of our fiscal year. We plan to adopt the measurement provisions of SFAS 158 in our fiscal year ending October 31, 2009, and are currently evaluating the impact of this provision of SFAS 158 on our consolidated financial statements. See Note 11. Employee Benefits.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides the option to measure, at fair value, eligible financial instrument items, which are not otherwise required to be measured at fair value. The irrevocable decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis. Changes in that instrument’s

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

fair value must be recognized in current earnings in subsequent reporting periods. If elected, the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earning in the year of adoption. SFAS 159 also establishes additional disclosure requirements. The Company is currently evaluating the impact on our consolidated financial statements of the adoption of SFAS 159, if we elect to measure eligible financial instruments at fair value. This statement is effective for the Company beginning in our fiscal year ending October 31, 2009.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to Statement SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax position that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the Company, FIN 48 will be effective for our fiscal year ending October 31, 2008. Differences between the amounts recognized prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings.

Consolidation

The financial statements in this report include the accounts of all of Cooper’s consolidated entities. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into U.S. dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from the translation of financial statements in foreign currencies into U.S. dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location’s functional currency in net income for each period. Net foreign exchange losses included in other income for the years ended October 31, 2007, 2006 and 2005 were $3.0 million, $1.4 million and $376,000, respectively.

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

Long-Lived Assets

The Company reviews long-lived assets held and used, intangible assets with finite useful lives and assets held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. If management has committed to a plan to dispose of long-lived assets, the assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.

Cash and Cash Equivalents

Cash and cash equivalents include short-term income producing investments with maturity dates of three months or less. These investments are readily convertible to cash and are carried at cost, which approximates market value.

Inventories

October 31, (In thousands)	2007	2006
Raw materials	$37,754	$31,368
Work-in-process	11,044	19,774
Finished goods	219,116	185,370

	$267,914	$236,512

Inventories are stated at the lower of average cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Property, Plant and Equipment

October 31, (In thousands)	2007	2006
Land and improvements	$1,984	$1,866
Buildings and improvements	140,005	90,245
Machinery and equipment	655,049	545,317
Less: Accumulated depreciation	(192,508)	(141,071)

	$604,530	$496,357

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

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. For the years ended October 31, 2007, 2006 and 2005, we had impairments of property, plant and equipment of $8.0 million, $3.2 million and $3.2 million, respectively, reported in cost of sales or operating expenses in our Consolidated Statements of Operations.

Earnings Per Share

We determine basic earnings per share (EPS) by using the weighted average number of shares outstanding. We determine diluted EPS by increasing the weighted average number of shares outstanding in the denominator by the number of outstanding dilutive equity awards using the treasury stock method. We use the if-converted method to include in the denominator the number of shares of common stock contingently issuable pursuant to the convertible debentures and we adjust the numerator to add back the after-tax amount of interest recognized in the period associated with the convertible debentures. The numerator and denominator are only adjusted when the impact is dilutive (see Note 5. Earnings Per Share).

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. As of October 31, 2007 and 2006, the number of shares in treasury was 384,285 and 418,035, respectively. No shares were purchased during the years ended October 31, 2007 and 2006.

Note 2. Acquisitions

The results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Wallach: On February 22, 2007, CSI acquired all of the outstanding shares of Wallach Surgical Devices, Inc. (Wallach). Wallach’s products consist of various diagnostic and therapeutic medical instruments primarily for in-office use in women’s healthcare and other specialty instruments relating to dermatology, ophthalmology, anesthesiology, dentistry and veterinary medicine.

We paid $20.0 million in cash for Wallach and have ascribed $14.9 million to goodwill, $1.6 million to working capital (including acquisition costs of $1.5 million), $6.5 million to trademarks and customer relationships with a weighted average estimated useful life of 5 years, $0.3 million to property, plant and equipment and $3.3 million to deferred tax liability. A valuation of the business using income approach valuation methodology was performed.

Lone Star: On November 2, 2006, Cooper acquired all of the outstanding shares of Lone Star Medical Products, Inc. (Lone Star), a manufacturer of medical devices that improve the management of the surgical site, most notably the Lone Star Retractor System™, which places a retraction ring around the surgical incision providing greater exposure of the surgical field.

We paid $27.2 million in cash for Lone Star and have ascribed $19.7 million to goodwill, $0.7 million to working capital (including acquisition costs of $1.1 million), $7.6 million to trademarks and customer relationships with a weighted average estimated useful life of 7 years, $4.3 million to property, plant and equipment and $2.9 million to deferred tax liability, and we assumed $2.2 million of long-term debt. The debt was repaid shortly after closing. A valuation of the business using income approach valuation methodology was performed.

Inlet: On November 1, 2005, Cooper purchased Inlet Medical, Inc. (Inlet), a manufacturer of trocar closure systems and pelvic floor reconstruction procedure kits. Inlet offers a cost-effective trocar wound closure system and supplies procedure kits for the treatment of pelvic support problems.

We paid $38.1 million in cash for Inlet. We ascribed $31.5 million to goodwill, a negative $0.9 million to working capital (including acquisition costs of $1.8 million and $0.8 million of deferred tax liabilities), $7.4 million to other intangible assets and $0.1 million to property, plant and equipment. A valuation of the business using income approach valuation methodology was performed.

NeoSurg: On November 21, 2005, Cooper acquired NeoSurg Technologies, Inc. (NeoSurg) for $21.6 million in cash. NeoSurg has developed a patented combination reusable and disposable trocar access system to compete in the trocar market within the market for laparoscopic surgical devices.

We ascribed $14.4 million to goodwill, $1.4 million to other intangible assets, $7.5 million to in-process research and development, and negative $1.7 million to working capital (including acquisition costs of $1.4 million, deferred tax assets of $1.3 million and a transaction fee of $1.5 million). A valuation of the business using income approach valuation methodology was performed.

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

Cooper allocated the purchase price based on Ocular’s December 31, 2004, financial statement and our estimates of the fair values of Ocular’s assets and liabilities, including the results of a valuation performed using income approach valuation methodology. We ascribed $857.6 million to goodwill, all of which was assigned to our CVI reporting unit. The purchase price allocation also includes $70 million to customer relationships (shelf space and market share), amortized over 15 years, and $60 million to manufacturing technology amortized over 10 years, $357 million to tangible assets, $20 million to in-process research and development, and $139 million to liabilities assumed including about $59.5 million of accrued acquisition costs.

The results of Ocular’s operations are included in the Company’s Consolidated Statements of Operations for the twelve-month fiscal period ended October 31, 2005 from January 6, 2005, the acquisition date.

Pro Forma

The following reflects the Company’s unaudited pro forma results had the results of Ocular been included as of the beginning of the period. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time.

	Twelve Months Ended October 31,
(In millions, except per share amounts)	2007	2006	2005 Pro Forma
Net sales	$950.6	$859.0	$857.3
Net (loss) income	$(11.2)	$66.2	$70.2
Diluted (loss) earnings per share	$(0.25)	$1.44	$1.51

Note 3. Acquisition and Restructuring Costs

Restructuring

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

We estimate that the total restructuring costs under this integration plan, exclusive of accrued acquisition related costs, will be approximately $50 million, of which approximately $25 - $30 million is cash related, and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Operations. In 2007 and 2006, we reported $18.2 million and $5.5 million in cost of sales and $9.2 million and $3.8 million in restructuring costs, respectively. The following table summarizes the restructuring costs incurred under this integration plan through October 31, 2007.

(In millions)	Plant Shutdown	Severance	Asset Impairments	Other	Total
Restructuring costs incurred for the fiscal year ended October 31:
2005	$1.9	$2.1	$0.2	$6.3	$10.5
2006	0.7	2.3	3.2	3.1	9.3
2007	6.9	3.8	5.9	10.8	27.4

	$9.5	$8.2	$9.3	$20.2	$47.2

Restructuring costs reported in our Consolidated Statements of Operations also include costs related to less significant restructuring activities within our consolidated organization.

Accrued Acquisition Costs

When acquisitions are recorded, we accrue for the estimated direct costs in accordance with applicable accounting guidance including Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), of severance and plant/office closure costs of the acquired business. These estimated costs are based on management’s assessment of planned exit activities. In addition, we also accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence. There were no adjustments of accrued acquisition costs included in the determination of net (loss) income for the reported periods.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Below is a summary of activity related to accrued acquisition costs for the twelve months ended October 31, 2007 and 2006.

Description (In thousands)	Balance October 31, 2006	Additions	Payments	Balance October 31, 2007
Plant shutdown	$4,813	$881	$3,598	$2,096
Severance	10,473	731	7,453	3,751
Contingent consideration	12,252	—	12,252	—
Legal	5,705	584	3,097	3,192
Preacquisition liabilities	768	—	768	—
Other	2,890	374	2,000	1,264

Total	$36,901	$2,570	$29,168	$10,303

Description (In thousands)	Balance October 31, 2005	Additions	Payments	Balance October 31, 2006
Plant shutdown	$12,442	$558	$8,187	$4,813
Severance	14,725	1,498	5,750	10,473
Contingent consideration	—	12,252	—	12,252
Legal	8,918	1,857	5,070	5,705
Preacquisition liabilities	768	—	—	768
Other	4,257	3,969	5,336	2,890

Total	$41,110	$20,134	$24,343	$36,901

Note 4. Intangible Assets

(In thousands)	CVI	CSI	Total
Goodwill:
Balance as of November 1, 2005	$1,047,538	$121,511	$1,169,049
Net (reductions) additions during the year ended October 31, 2006	(2,339)	48,204	45,865
Other adjustments*	2,170	—	2,170

Balance as of November 1, 2006	$1,047,369	$169,715	$1,217,084
Net (reductions) additions during the year ended October 31, 2007	(4,950)	35,289	30,339
Other adjustments*	6,263	—	6,263

Balance as of October 31, 2007	$1,048,682	$205,004	$1,253,686

*	Primarily translation differences in goodwill denominated in foreign currency.

Of the October 31, 2007 goodwill balance, $69.5 million is expected to be deductible for tax purposes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

	As of October 31, 2007		As of October 31, 2006		Weighted Average Amortization Period
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
					(In years)
Other intangible assets:
Trademarks	$2,907	$507	$1,807	$231	12
Technology	90,064	27,849	88,950	19,739	12
Shelf space and market share	86,386	15,758	73,486	9,007	14
License and distribution rights and other	16,713	6,123	17,070	5,176	17

	$196,070	$50,237	$181,313	$34,153	13

Less accumulated amortization and translation	50,237		34,153

Other intangible assets, net	$145,833		$147,160

Estimated annual amortization expense is about $16.0 million for each of the years in the five-year period ending October 31, 2012.

Note 5. Earnings Per Share

Years Ended October 31, (In thousands, except per share amounts)	2007	2006	2005
Net (loss) income	$(11,192)	$66,234	$91,722
Add interest charge applicable to convertible debt, net of tax	—	2,090	2,096

(Loss) income for calculating diluted earnings per share	$(11,192)	$68,324	$93,818

Basic:
Weighted average common shares	44,707	44,522	42,021

Basic (loss) earnings per common share	$(0.25)	$1.49	$2.18

Diluted:
Weighted average common shares	44,707	44,522	42,021
Effect of dilutive stock options	—	457	1,372
Shares applicable to convertible debt	—	2,590	2,590

Diluted weighted average common shares	44,707	47,569	45,983

Diluted (loss) earnings per share	$(0.25)	$1.44	$2.04

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth stock options to purchase Cooper’s common stock, common shares applicable to restricted stock units and common shares applicable to convertible debt that are not included in the diluted net income per share calculation because to do so would be anti-dilutive for the periods presented:

Years Ended October 31,	2007	2006	2005
Number of stock option shares excluded	5,199,534	3,119,383	236,166

Range of exercise prices	$15.35 - $80.51	$52.40 - $80.51	$72.94 - $80.51

Number of restricted stock units excluded	167,700	—	—

Number of common shares applicable to convertible debt	2,590,090	—	—

Note 6. Income Taxes

The components of income from continuing operations before income taxes and the income tax provision related to income from all operations in our Consolidated Statements of Operations consist of:

Years Ended October 31, (In thousands)	2007	2006	2005
Income (loss) before income taxes:
United States	$(9,911)	$(22,071)	$14,757
Foreign	10,583	95,408	93,700

	$672	$73,337	$108,457

Income tax provision	$11,864	$7,103	$16,735

The income tax provision (benefit) related to income from continuing operations in our Consolidated Statements of Operations consists of:

Years Ended October 31, (In thousands)	2007	2006	2005
Current:
Federal	$2,623	$4,189	$8,827
State	590	372	1,905
Foreign	12,594	3,513	3,333

	15,807	8,074	14,065

Deferred:
Federal	(3,719)	(2,749)	1,143
State	(323)	(638)	—
Foreign	99	2,416	1,527

	(3,943)	(971)	2,670

Total provision for income taxes	$11,864	$7,103	$16,735

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

Years Ended October 31, (In thousands)	2007	2006	2005
Computed expected provision for taxes	$235	$25,688	$37,960
Increase (decrease) in taxes resulting from:
Income earned outside the United States subject to different tax rates	9,578	(25,235)	(28,308)
Foreign source income subject to U.S. tax	—	202	146
State taxes, net of federal income tax benefit	275	(229)	738
In-process research and development	—	2,625	7,000
Incentive stock option compensation	818	1,306	—
Change in valuation allowance	—	(252)	(253)
Tax accrual adjustment	1,407	2,744	(572)
Other, net	(449)	254	24

Actual provision for income taxes	$11,864	$7,103	$16,735

During the fourth quarter of 2006, we made an immaterial revision related to certain prior period foreign tax liabilities. The impact of this revision was to reduce income tax expense for the quarter and year by $885,000.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

October 31, (In thousands)	2007	2006
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$1,577	$1,639
Inventories	3,230	4,433
Litigation settlements	175	156
Accrued liabilities, reserves and compensation accruals	16,201	10,057
Restricted stock	7,564	3,319
Net operating loss carryforwards	40,890	53,825
Research and experimental expenses – Section 59(e)	4,920	2,575
Tax credit carryforwards	3,770	3,160

Total gross deferred tax assets	78,327	79,164
Less valuation allowance	—	(2,005)

Deferred tax assets	78,327	77,159

Deferred tax liabilities:
Tax deductible goodwill	(9,128)	(7,328)
Plant and equipment	(4,857)	(6,405)
Transaction cost	(1,144)	(1,144)
Foreign deferred tax liabilities	(4,298)	(4,258)
Other intangible assets	(25,427)	(24,598)
Inventory adjustments under new accounting method	(1,040)	(2,079)

Total gross deferred tax liabilities	(45,894)	(45,812)

Net deferred tax assets	$32,433	$31,347

Current deferred tax liabilities of $299,000 at October 31, 2007, and $297,000 at October 31, 2006, are included in other accrued liabilities on the balance sheet.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 2007. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The net change in the total valuation allowance for the years ended October 31, 2007, 2006 and 2005 were decreases of $2 million, $252,000 and $253,000, respectively; a portion of those decreases relate to concurrent reductions in the deferred tax asset.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The Company has not provided for federal income tax on approximately $393.1 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely. As a result, the Company has not availed itself of the favorable repatriation provisions of Internal Revenue Code Section 965.

At October 31, 2007, the Company had federal net operating loss carryforwards of $109.8 million and state net operating loss carryforwards of $44.8 million. The Company also had federal net operating loss carryforwards of $30.6 million related to share option exercises as of October 31, 2007. A tax benefit and a credit to additional paid-in capital for the excess deduction would not be recognized until deduction reduces taxes payable. Additionally, the Company had $3.8 million of federal alternative minimum tax credits. The federal net operating loss carryforwards expire on various dates between 2008 through 2027, and the federal alternative minimum tax credits carry forward indefinitely. Approximately $25.9 million of the federal net operating loss carryforwards expire in 2008. The state net operating loss carryforwards expire on various dates between 2014 through 2017. Among the net operating and other tax credit carryforwards, $62.2 million, $6.1 million and $5.2 million of federal net operating losses are attributable to the Ocular, Inlet and NeoSurg pre-acquisition years, respectively, which may be subject to certain limitations upon utilization. $43.6 million of state net operating losses are attributable to the Ocular pre-acquisition years, which may be subject to certain limitations upon utilization. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests. The Company does not believe that any limitations triggered by the change in the ownership of Ocular, Inlet and NeoSurg will have a material effect on its ability to utilize net operating losses.

Note 7. Debt

October 31, (In thousands)	2007	2006
Short-term:
Overdraft and other credit facilities	$46,514	$23,516
Current portion of long-term debt	—	37,850

	$46,514	$61,366

Long-term:
Convertible senior debentures, net of discount of $2,252 and $2,396	$112,748	$112,604
Former credit facility	—	605,300
Revolver	367,000	—
Senior notes	350,000	—
Other	368	1,232

	830,116	719,136
Less current portion	—	37,850

	$830,116	$681,286

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Annual maturities of long-term debt as of October 31, 2007, excluding the potential repurchase of convertible debentures in 2008 are as follows:

Year (In thousands)
2008	$—
2009	—
2010	—
2011	—
2012	367,000
Thereafter	463,116

Syndicated Bank Credit Facility

On January 31, 2007, Cooper refinanced its existing $750 million syndicated bank credit facility, which consisted of a $250 million term loan and a $500 million revolving credit facility, with a new $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% of Senior Notes, described below. The refinancing extended the maturity and provided additional borrowing flexibility along with lower overall pricing relative to prior agreement. In addition, the Company has the ability from time to time to increase the size of the Revolver by up to an additional $250 million. KeyBank led the Revolver refinancing, which resulted in a number of the banks retaining or increasing their participation in the agreement. The Revolver matures on January 31, 2012.

Interest rates for the Revolver are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 150 basis points. As of October 31, 2007, the additional basis points were 125.

The Revolver

•	Requires that the ratio of consolidated Pro Forma EBITDA to Consolidated Interest Expense (as defined, “Interest Coverage Ratio”) be at least 3.0 to 1.0 at all times.

•

Requires that the ratio of Consolidated Funded Indebtedness to Consolidated Pro Forma EBITDA (as defined, “Total Leverage Ratio”) be no higher than 4.00 to 1.00 from January 31, 2007, through October 31, 2009, and 3.75 to 1.00 thereafter.

At October 31, 2007, the Company’s Interest Coverage Ratio was 5.90 to 1.00 and the Total Leverage Ratio was 3.48 to 1.00.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The Company wrote off $4.1 million of debt issuance costs as a result of amending its previous facility in the fiscal first quarter of 2006. The remaining $2.3 million of debt issuance costs and the additional $625,000 cost incurred to amend the facility are carried in other assets and amortized to interest expense over its life.

At October 31, 2007, we had $282.8 million available under the Revolver.

(In millions)
Amount of Revolver	$650.0
Outstanding loans	(367.2	)*

Available	$282.8

*	Includes $0.2 million in letters of credit

Senior Notes

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes (the Notes) due February 15, 2015. The Notes were initially offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and were subsequently exchanged for a like principal amount of Notes having identical terms that were registered with the Securities and Exchange Commission pursuant to a registration statement declared effective June 19, 2007. The Notes pay interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. We may redeem some or all of the Notes at any time prior to February 15, 2011, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and a make-whole premium. We may redeem some or all of the Notes at any time on or after February 15, 2011, at the redemption prices (expressed as percentages of principal amounts) set forth below, plus accrued and unpaid interest to the redemption date, if any, on the Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Year	Percent
2011	103.56%
2012	101.78%
2013 and thereafter	100.00%

In addition, prior to February 15, 2010, we may redeem up to 35% of the Notes at a price equal to 107.13% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date, if any, on the Notes redeemed to the applicable redemption date, from the proceeds of certain equity offerings.

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

Convertible Senior Debentures

In fiscal 2003, we issued $115 million of 2.625% convertible senior debentures (Debentures) due on July 1, 2023, in a private placement pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The Debentures are initially convertible at the holder’s option under certain circumstances into 22.5201 shares of our common stock per $1,000 principal amount of Debentures (representing a conversion price of approximately $44.40 per share), or approximately 2.6 million shares in aggregate, subject to adjustment. The Debentures rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness and are effectively subordinated to the indebtedness and other liabilities of our subsidiaries, including trade creditors. We may redeem the Debentures (in whole or in part) for cash on or after July 1, 2008, at a price equal to 100% of the principal amount. Under certain circumstances, holders may require us to repurchase the Debentures on July 1, 2008, 2013 and 2018, at a repurchase price equal to 100% of the principal amount.

The Debentures are convertible during any fiscal quarter following a fiscal quarter in which our share price exceeds 120% of the conversion price for 20 consecutive trading days in the 30 consecutive trading day period ending on the last trading day of such quarter. Based on the trading prices of our shares for the year ended October 31, 2007, the debentures were not convertible at October 31, 2007. When converted, we have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of common stock.

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

Canadian Credit Facility

On April 30, 2007, the Company entered into a $10 million Canadian dollar credit facility supported by a continuing and unconditional guaranty. Interest expense is calculated on outstanding balances based on an applicable base rate plus a fixed spread. At October 31, 2007, $4.5 million of the facility was utilized. The weighted average interest rate on the outstanding balances at October 31, 2007, was 4.9%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

European Credit Facility

On November 1, 2006, the Company entered into a $45 million European credit facility with CitiGroup in the form of a continuing and unconditional guaranty, designed to replace the European overdraft facility that Cooper entered into on August 24, 2005, with Bank of America. The Company will pay to CitiGroup all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all debit balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under the guaranty. The remaining balances under the Bank of America facility will be funded by the CitiGroup facility. At October 31, 2007, $28.4 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 5.35%.

In addition to the $45 million European credit facility, the Company had two non-guaranteed Euro-denominated Italian overdraft facilities totaling approximately $7.5 million. During the fourth quarter of fiscal 2007, one of the Euro-denominated Italian facilities was terminated for approximately $3.8 million. At October 31, 2007, the existing facility of $3.8 million was not utilized.

Asian Pacific Credit Facilities

On February 22, 2006, the Company entered into a $15 million Yen-denominated credit facility in Japan supported by a continuing and unconditional guaranty. The Company will pay to the bank all forms of indebtedness in Yen upon demand by the bank. Interest expense is calculated on the outstanding balance based on the EuroYen rate plus a fixed spread. At October 31, 2007, $11.8 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 1.4%.

During the three months ended April 30, 2007, the Company entered into an additional $13 million overdraft facility that included Japan and certain of our Asian Pacific subsidiaries. This overdraft facility is supported by a continuing and unconditional guaranty. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under the guaranty. At October 31, 2007, $1.2 million of the facility was utilized. The interest rate on the outstanding balances was 6.76%.

Other Short-term Debt

At October 31, 2007, the Company had $0.6 million of other short-term debt, primarily in the United States.

Note 8. Financial Instruments

The fair value of each of our financial instruments, including cash and cash equivalents, trade receivables, lines of credit and accounts payable, approximated its carrying value as of October 31, 2007 and 2006 because of the short maturity of these instruments and the ability to obtain financing on similar terms. We believe that there are no significant concentrations of credit risk in trade receivables.

The 7.125% Senior Notes are traded occasionally in public markets. The carrying value and estimated fair value of these obligations as of October 31, 2007 are $350.0 million and $350.9 million,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

respectively. The 2.625% convertible senior debentures are traded occasionally in public markets. The carrying value and estimated fair value of these obligations as of October 31, 2007 are $112.7 million and $123.4 million, respectively, and as of October 31, 2006, are $112.6 million and $156.2 million, respectively. The fair value of our other long-term debt approximated the carrying value at October 31, 2007 and 2006 because we believe that we could obtain similar financing with similar terms.

Derivative Instruments

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to minimize transaction, remeasurement and specified economic exposures with derivatives instruments such as foreign currency forward contracts and cross currency swaps. The gains and losses on these derivatives are intended to at least partially offset the transaction gains and losses recognized in earnings. We do not enter into derivatives for speculative purposes. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings.

Cash Flow Hedging

In November 2006, the Company entered into approximately $400 million of foreign currency forward contracts with maturities of up to thirteen months to reduce foreign currency fluctuations related to forecasted foreign currency denominated purchases and sales of product. Throughout fiscal 2007, the Company entered into approximately $520 million of additional foreign currency forward contracts with maturities of up to twelve months. The derivatives are accounted for as cash flow hedges under SFAS 133 and are expected to be effective throughout the life of the hedges.

We designate and document qualifying foreign exchange forward contracts related to forecasted cost of sales, and certain intercompany purchases and sales, as cash flow hedges. For such hedges, the effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (OCI) until the underlying hedged item is reflected in our Consolidated Statements of Operations, at which time the amount in OCI is reclassified to either cost of sales or other income or expense in our Consolidated Statements of Operations. We record any ineffectiveness and any excluded components of the hedge immediately to other income or expense in our Consolidated Statements of Operations. As of October 31, 2007, the excluded components recorded in earnings was approximately $2.0 million recorded to other income. For the twelve months ended October 31, 2007, there was no ineffectiveness recorded to earnings. We calculate hedge effectiveness at a minimum each fiscal quarter. We evaluate hedge effectiveness prospectively and retrospectively, excluding time value, by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated transactions.

In the event the underlying forecasted transaction does not occur within the designated hedge period, or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedges are immediately reclassified from OCI to other income or expense in our

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidated Statements of Operations at that time. As of October 31, 2007, there were no reclassifications from OCI to other income or expense due to either of these scenarios. As of October 31, 2007, all outstanding cash flow hedging derivatives had a maturity of less than 12 months. We expect to reclassify approximately $4.2 million to other income over the next twelve months and approximately $0.2 million thereafter.

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 15 months and cross currency swaps with maturities up to 36 months. The change in fair value of these derivatives is recognized in other income or expense and is intended to offset the remeasurement gains and losses associated with the non-functional currency assets and liabilities.

Interest Rate Swaps

On January 31, 2007, the Company refinanced its $750 million syndicated bank credit facility, which consisted of a $250 million term loan and a $500 million revolving credit facility, with a $650 million syndicated Senior Unsecured Revolving Line of Credit (“Revolver”) and $350 million aggregate principal amount of 7.125% Senior Notes. As of October 31, 2007, approximately $367 million of the $650 million revolving facility is outstanding. As part of this new debt structure, the Company terminated an interest rate swap with a notional value of $125 million on January 30, 2007. This interest rate swap was set to mature on February 9, 2009, and the Company settled the interest rate swap and received $1.1 million from the counterparty. As a result of the termination of the interest rate swap, the Company realized a gain of approximately $1.0 million. The Company amortizes this gain from OCI to interest expense over the original life of the interest rate swap. During fiscal 2007, approximately $0.7 million of effective gains were amortized from OCI to interest expense related to the termination of this swap. As of October 31, 2007, approximately $0.3 million remains in OCI as effective gains to be amortized to interest expense related to the termination of this swap. Effective amounts are amortized to interest expense as the related hedged expense is incurred. During fiscal 2008, nearly all of the remaining balance in OCI will be amortized to interest expense related to this terminated swap, while the final amounts will be amortized during the fiscal first quarter of 2009. During fiscal 2007, approximately $0.2 million of ineffective gains were reclassified from OCI to interest expense related to the termination of this swap.

On February 7, 2007, two interest rate swaps with notional values of $75 million matured. During fiscal 2007, approximately $0.6 million of effective gains were amortized from OCI to interest expense related to these two interest rate swaps.

On May 3, 2007, Cooper terminated two floating-to-fixed interest rate swaps with notional values of $125 million that were set to mature on February 7, 2008. The Company received a total of $3.2 million from the counterparties as a result of these swap terminations and used the proceeds to reduce its outstanding debt. As a result of these swap terminations, the Company realized a gain of approximately $2.4 million to be amortized from OCI to interest expense over the original life of these two interest rate swaps. During fiscal 2007, approximately $1.6 million of effective gains were amortized from OCI to interest expense related to the termination of these two interest rate swaps. As

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

of October 31, 2007, approximately $0.8 million remains in OCI to be amortized to interest expense related to the termination of these two interest rate swaps, which will be amortized until February 7, 2008.

Concurrent with these interest rate swap terminations and maturities, the Company reset its fixed rate debt structure under the Revolver to extend maturities by entering into four new interest rate swaps on May 3, 2007. These new interest rate swaps with notional values totaling $250 million, serve to fix the floating rate debt under the Revolver for terms between 30 and 48 months with fixed rates between 4.94% to 4.96%.

On September 19, 2007, the Company entered into an additional floating-to-fixed interest rate swap with a notional value of $25 million and a maturity of September 21, 2009. This swap was documented and designated as a cash flow hedge and serves to fix $25 million of floating rate debt under the Revolver at a rate of 4.53%

All five outstanding interest rate swaps hedge variable interest payments related to the Company’s $650 million credit facility by exchanging variable rate interest risk for a fixed interest rate. The Company has qualified and designated these swaps under SFAS 133 as cash flow hedges, and records the offset of the cumulative fair market value (net of tax effect) to OCI in our Consolidated Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. No material ineffectiveness was recognized on the five outstanding interest rate swaps during the current fiscal year. As of October 31, 2007, the fair value of the five outstanding swaps, approximately $2.6 million, was recorded as a liability and the effective offset was recorded in OCI in our Consolidated Balance Sheet. During 2007, approximately $0.5 million of effective gains were reclassified from OCI to interest expense related to the five outstanding swaps. Over the next 12 months, $0.9 million will be reclassified from OCI to interest expense and $1.7 million will be reclassified from OCI to interest expense over the remaining swaps’ duration.

Fair Value Hedging

From time to time we designate and document foreign exchange forward contracts related to firm commitments for capital expenditures as fair value hedges. In accordance with policy, these derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that meet the SFAS 133 definition of a firm commitment. Fair value hedges are evaluated for effectiveness at a minimum each fiscal quarter and any ineffectiveness is recorded in other income and expense in our Consolidated Statements of Operations. The critical terms of the forward contract and the firm commitments are matched at inception and subsequent prospective forward contract effectiveness is measured by comparing the cumulative change in the fair value of the forward contract to the cumulative change in value of the specified firm commitment, including time value. The derivative fair values are recorded in our Consolidated Balance Sheets and recognized currently in earnings; this is offset by the effective gains and losses on the change in value of the firm commitment which is recorded in construction in process in our Consolidated Balance Sheets. The net impact of any hedge ineffectiveness on fair value

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

hedges that was recognized in other income or expense was immaterial for the fiscal year ended October 31, 2007.

Outstanding Derivative Instruments

Our outstanding net foreign exchange forward contracts and interest rate swap agreements as of October 31, 2007, are presented in the table below. Weighted average forward rates are quoted using market conventions.

Foreign Exchange Hedge Instruments (Currency in thousands)	Net Notional Value	Weighted Average Rate	Fair Value
Cash flow FX hedges:
AUD purchased	AUD 3,150	0.8762	$137
AUD sold	AUD 15,750	0.8743	$(723)
CAD sold	CAD 30,300	1.0022	$(1,802)
EUR sold	EUR 82,400	1.3988	$(3,130)
GBP purchased	GBP 76,900	2.0079	$4,320
GBP sold	GBP 37,300	1.9996	$(2,492)
JPY sold	JPY 9,730,000	114.1475	$(504)
SEK sold	SEK 95,600	6.5565	$(473)

Fair value FX hedges:
GBP purchased	GBP 538	1.7610	$170

Mark-to-market FX hedges:
AUD purchased	AUD 7,233	0.8305	$755
AUD sold	AUD 5,437	0.8031	$(741)
CAD purchased	CAD 2,250	0.9863	$100
CAD sold	CAD 1,921	0.9647	$(42)
EUR purchased	EUR 6,330	1.4297	$23
EUR sold	EUR 22,109	1.4091	$(857)
GBP purchased	GBP 3,800	2.0470	$115
GBP sold	GBP 6,900	2.0124	$(447)
JPY purchased	JPY 445,000	116.3897	$46
JPY sold	JPY 643,365	114.5000	$25
SEK purchased	SEK 7,500	6.4819	$24
SEK sold	SEK 4,244	6.4400	$(9)

	Summary Notational Value	Fixed Rate	Fair Value
Interest rate swap agreements
Cash flow interest rate hedges:
Agreements expiring September 21, 2009	$25,000	4.53100	$(2)
Agreements expiring November 8, 2009	$50,000	4.96125	$(454)
Agreements expiring May 8, 2010	$75,000	4.94520	$(746)
Agreements expiring November 8, 2010	$75,000	4.93960	$(822)
Agreements expiring May 8, 2011	$50,000	4.94000	$(552)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 9. Stockholders’ Equity

Analysis of changes in accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Unrealized Gain (Loss) on Marketable Securities	Minimum Pension Liability	Total
(In thousands)
Balance October 31, 2004	30,211	(86)	(10)	(3,144)	26,971
Gross change in value for the period	(16,427)	5,282	(61)	(1,779)	(12,985)
Reclassification adjustments for (gains) losses realized in income	—	211	71	—	282
Tax effect for the period	—	(1,877)	—	1,723	(154)

Balance October 31, 2005	13,784	3,530	—	(3,200)	14,114
Gross change in value for the period	22,923	3,138	—	3,760	29,821
Reclassification adjustments for (gains) losses realized in income	—	(4,106)	—	—	(4,106)
Tax effect for the period	—	132	—	(1,250)	(1,118)

Balance October 31, 2006	$36,707	$2,694	$—	$(690)	$38,711

Gross change in value for the period	42,738	(5,042)	—	—	37,696
Gross impact of initial adoption of SFAS 158	—	—	—	(2,452)	(2,452)
Reclassification adjustments for (gains) losses realized in income	—	(5,365)	—	—	(5,365)
Tax effect for the period	—	2,335	—	957	3,292

Balance October 31, 2007	$79,445	$(5,378)	$—	$(2,185)	$71,882

Cash Dividends

In fiscal 2007 and 2006, we paid semiannual dividends of 3 cents per share: an aggregate of approximately $1.3 million on each of July 5, 2007, to stockholders of record on June 13, 2007; on January 5, 2007, to stockholders of record on December 15, 2006; on July 5, 2006, to stockholders of record on June 14, 2006 and on January 5, 2006, to stockholders of record on December 16, 2005.

Stockholders’ Rights Plan

Under our stockholders’ rights plan, each outstanding share of our common stock carries one-half of one preferred share purchase right (a Right). The Rights will become exercisable only under certain circumstances involving acquisition of beneficial ownership of 20% or more of our common stock by a person or group (an Acquiring Person) without the prior consent of Cooper’s Board of Directors. If a person or group becomes an Acquiring Person, each Right would then entitle the holder (other than an Acquiring Person) to purchase, for the then purchase price of the Right (currently $450, subject to adjustment), shares of Cooper’s common stock, or shares of common stock of any person into which we are thereafter merged or to which 50% or more of our assets or earning power is sold, with a market value of twice the purchase price. The Rights will expire in October 2017 unless earlier exercised or redeemed. The Board of Directors may redeem the Rights for $.01 per Right prior to any person or group becoming an Acquiring Person.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 10. Stock Plans

At October 31, 2007, Cooper had the following stock-based compensation plans:

2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan)

In March 2006, the Company received stockholder approval of the 2006 Directors Plan, and in March and October 2007, the Board of Directors amended the 2006 Directors Plan. No further awards will be granted from the 1996 Long-Term Incentive Plan for Non-Employee Directors, which expired by its terms on November 16, 2005.

The 2006 Directors Plan authorizes either Cooper’s Board of Directors or a designated committee thereof composed of two or more Non-Employee Directors to grant to Non-Employee Directors during the period ending March 21, 2009, equity awards for up to 650,000 shares of common stock, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

As amended, the 2006 Directors Plan provides for annual grants of stock options and restricted stock to Non-Employee Directors on November 1 and November 15, respectively, of each fiscal year. Specifically, each Non-Employee Director may be awarded the right to purchase 2,000 restricted shares of the Company’s common stock for $0.10 per share on each November 15. The restrictions on the restricted stock will lapse on the earlier of the date when the stock reaches certain target values or the fifth anniversary of the date of grant. Each Non-Employee Director may also be awarded 10,000 options (11,400 options in the case of the Lead Director and/or the Chairman of the Board) to purchase common stock on each November 1. These options vest on the earlier of the date when the stock reaches certain target values or the fifth anniversary of the date of grant. Options expire no more than 10 years after the grant date.

2007 Long-Term Incentive Plan (2007 LTIP)

In March 2007, the Company received stockholder approval of the 2007 LTIP and in October 2007, the Board of Directors amended the 2007 LTIP. No further awards will be granted from the Second Amended and Restated 2001 Long Term Incentive Plan, which expired by its terms on December 31, 2006.

The 2007 LTIP is designed to increase Cooper’s stockholder value by attracting, retaining and motivating key employees and consultants who directly influence our profitability. The 2007 LTIP authorizes either Cooper’s Board of Directors, or a designated committee thereof composed of two or more Non-Employee Directors, to grant to eligible individuals during the period ending December 31, 2017, specified equity awards including stock options and restricted stock units, for up to an aggregate 2,700,000 shares of common stock of which up to 500,000 can be issued as full-value awards, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events. Stock options expire no more than 10 years after the grant date. Stock options may become exercisable based on our common stock achieving certain price targets, specified time periods elapsing or other criteria designated by the Board or its authorized committee at their discretion. In October 2007, the Company granted both stock options and restricted stock units (RSUs) to employees under the 2007 LTIP. RSUs are non transferable awards entitling the recipient to receive shares of common stock, without any

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a four year period. As of October 31, 2007, 1,992,850 shares remained available under the 2007 LTIP for future grants.

Share-Based Compensation

Compensation cost associated with share-based awards recognized in fiscal 2007 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) amortization related to all stock option awards granted on or subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options and restricted stock awards were as follows:

October 31,
(In millions)	2007	2006
Selling, general and administrative expenses	$12.9	$13.2
Cost of products sold	1.5	0.7
Research and development expense	0.7	0.3
Restructuring expense	0.8	—
Capitalized in inventory	1.8	0.5

Total compensation	$17.7	$14.7

Related income tax benefit	$4.3	$3.2

Cash received from options exercised under all share-based payment arrangements for the years ended October 31, 2007, 2006 and 2005 was approximately $9.3 million, $3.0 million and $25.2 million, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

For stock options granted prior to the adoptions of SFAS 123R, if compensation expense for our stock-based compensation plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, as amended by SFAS 148, our net income and earnings per share would have been as follows:

Years Ended October 31,
(In millions, except per share amounts)	2005
Net income, as reported	$91.7
Add: Stock-based director compensation expense included in reported net income, net of related tax effects	0.4
Deduct: Total stock-based employee and director compensation expense determined under fair value based method, net of related tax effects	(7.5)

Pro forma net income	$84.6

Basic earnings per share
As reported	$2.18
Pro forma	$2.01
Diluted earnings per share
As reported	$2.04
Pro forma	$1.90

Details regarding the valuation and accounting for stock options follow.

The fair value of each share-based award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table. The expected life of the awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant, historical implied volatility of the Company’s publicly-traded options, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant. The fair value of each option award granted during the year ended October 31, 2005, was estimated on the date of grant using the Black-Scholes option valuation model and weighted-average assumptions in the following table.

Years Ended October 31,	2007	2006	2005
Expected life	2.5 - 5.2 years	2.8 - 5.2 years	3.5 years
Expected volatility	29.1% - 30.4%	29.5% - 30.8%	27.0%
Risk-free interest rate	4.4% - 4.7%	4.4% - 4.8%	4.1%
Dividend yield	0.09% - 0.10%	0.09%	0.09%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The status of the Company’s stock option plans at October 31, 2007, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2006	4,988,468	$52.73
Granted	631,150	$46.37
Exercised	(312,834)	$29.59
Forfeited or expired	(107,250)	$66.78

Outstanding at October 31, 2007	5,199,534	$53.06	6.16	$—

Vested and exercisable at October 31, 2007	1,997,818	$41.64	5.32	$17,491,179

The weighted-average fair value of each option granted during the year ended October 31, 2007, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP and 2001 LTIP was $14.38 and $10.61, respectively. For the 2006 Directors Plan, the weighted-average fair value of options granted for the year ended October 31, 2007 was $20.36. The total intrinsic value of options exercised during the year ended October 31, 2007 was $6.5 million. The expected requisite service periods for options granted in the year ended October 31, 2007 for employees was 33 months. The periodic adjustment of the forfeiture rate resulted in a $1.9 million reduction in share-based compensation expense in our fiscal fourth quarter. Directors options and restricted stock grants are expensed on the date of grant as the 2006 Directors Plan does not contain a substantive future requisite service period.

Stock awards outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant. Options granted under the 2007 LTIP generally vest over three and one-half to five years based on market and service conditions and expire no later than either five or ten years after the grant date. Options granted under the 2006 Directors Plan generally vest in five years or upon achievement of a market condition and expire no later than ten years after the grant date. Effective November 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of October 31, 2007, there was $32.8 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years.

The Company’s non-vested RSUs and activity as of and for the year ended October 31, 2007, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2006	—	$—
Granted	168,900	$42.65
Vested	—	$—
Forfeited or expired	(1,200)	$42.65

Non-vested RSUs at October 31, 2007	167,700	$42.65

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The weighted-average fair value of each RSU granted during the year ended October 31, 2007, under the 2007 LTIP was $42.65.

RSUs granted under the 2007 LTIP have been granted at prices which are either equal to or above the market value of the stock on the date of grant and generally vest over four years. The Company recognizes compensation expense ratably over the vesting period. As of October 31, 2007, there was $7.2 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.69 years.

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

In October 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158).

The incremental effects of applying SFAS 158 on line items in our Consolidated Balance Sheet at October 31, 2007 were as follows:

(In millions)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Intangible assets, net	$146.2	$(0.4)	$145.8
Deferred tax assets	19.1	0.9	20.0
Total assets	2,559.8	0.5	2,560.3
Accrued pension liability and other	7.4	2.0	9.4
Total liabilities	1,134.7	2.0	1,136.7
income (loss)	73.4	(1.5)	71.9
Total stockholders’ equity	1,425.1	(1.5)	1,423.6
Total liabilities and stockholders’ equity	2,559.8	0.5	2,560.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the Plan’s benefit obligations and fair value of the Plan assets at August 31, 2007, and the funded status of the Plan and net periodic pension costs for the three-year period ended October 31, 2007.

Retirement Income Plan

Years Ended October 31,
(In thousands)	2007	2006	2005
Change in benefit obligation
Benefit obligation, beginning of year	$30,562	$30,464	$23,397
Service cost	2,980	2,942	2,069
Interest cost	1,804	1,585	1,418
Plan amendments	—	—	—
Benefits paid	(1,020)	(720)	(653)
Curtailment (gain)/loss	—	—	—
Actuarial (gain)/loss	(1,291)	(3,709)	4,233

Benefit obligation, end of year	$33,035	$30,562	$30,464

Change in plan assets
Fair value of plan assets, beginning of year	$19,953	$19,004	$15,178
Actual return on plan assets	2,674	1,669	2,029
Employer contributions	5,245	—	2,450
Benefits paid	(1,020)	(720)	(653)

Fair value of plan assets, end of year	$26,852	$19,953	$19,004

Funded status at end of year	$(6,183)	$(10,609)	$(11,460)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Retirement Income Plan

Years Ended October 31, (In thousands)	2007	2006	2005
Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$—	$—	$—
Current liability	—	—	—
Noncurrent liabilities	(6,183)	—	—

Net amount recognized at year end	$(6,183)	$—	$—

Amounts recognized in accumulated other comprehensive income consist of:
Net transition obligation	$132	$—	$—
Prior service cost	219	—	—
Net loss (gain)	3,231	—	—

Accumulated other comprehensive income	$3,582	$—	$—

Information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$33,035	$30,562	$30,464
Accumulated benefit obligation	28,339	26,199	25,681
Fair value of plan assets	26,852	19,953	19,004

Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:
Service cost	$2,980	$2,942	$2,069
Interest cost	1,804	1,585	1,418
Expected return on plan assets	(1,872)	(1,678)	(1,335)
Amortization of transitional (asset) or obligation	26	26	26
Amortization of prior service cost	30	30	30
Recognized actuarial (gain) or loss	172	467	318

Net periodic pension cost	$3,140	$3,372	$2,526

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss (gain)	—	—	—
Amortizations of net transition obligation	—	—	—
Amortizations of prior service cost	—	—	—
Amortizations of net loss (gain)	—	—	—

Total recognized in other comprehensive income	—	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$3,140	$—	$—

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The estimated net loss and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are zero and $30 thousand, respectively.

Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	6.00%	5.25%	6.00%
Discount rate for determining benefit obligations at year end	6.25%	6.00%	5.25%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	9.00%	9.00%	9.00%
Measurement date for determining assets and benefit obligations at year end, August 31	2007	2006	2005

The expected rate of return on plan assets was determined based on a review of historical returns, both for this plan and for medium- to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected returns for each asset class listed below. These expected future returns were then blended based on this Plan’s target asset allocation.

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2007	2006	2005
Asset Category
Cash and cash equivalents	12.4%	1.1%	14.0%
Corporate common stock	21.9%	27.6%	32.8%
Equity mutual funds	46.9%	50.8%	35.4%
Bond mutual funds	18.8%	20.5%	17.8%

Total	100.0%	100.0%	100.0%

The Plan invests in a diversified portfolio of assets intended to minimize risk of poor returns while maximizing expected portfolio returns. To achieve the long-term rate of return, plan assets will be invested in a mixture of instruments, including but not limited to, corporate common stock (may include employer stock), investment grade bond funds, cash, small/large cap equity funds and international equity funds. The allocation of assets will be determined by the investment manager, and will typically include 50% to 80% equities with the remainder invested in fixed income and cash. Presently, this diversified portfolio is expected to return roughly 9.00% in the long run.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Cash Flows

Contributions

The Company contributed $767,000 on September 6, 2006, and $4,478,000 on July 13, 2007, to its pension plan. Total contributions during the last two fiscal years were $5.2 million. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company intends to make at least the minimum required contribution during the 2007-2008 fiscal year.

Estimated Future Benefit Payments

Years (In thousands)
2007 - 2008	$952
2008 - 2009	1,045
2009 - 2010	1,144
2010 - 2011	1,244
2011 - 2012	1,431
2012 - 2017	10,499

Cooper’s 401(k) Savings Plan

Cooper’s 401(k) Savings Plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all full-time United States employees of Cooper. Employees who participate in the 401(k) Plan may elect to have from 1% to 50% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper’s contribution on account of participating employees, net of forfeiture credits, was $2.0 million, $2.0 million and $1.9 million for the years ended October 31, 2007, 2006 and 2005, respectively.

Note 12. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2007, were payable as follows:

(In thousands)
2008	$23,975
2009	21,116
2010	19,536
2011	16,539
2012	12,753
2013 and thereafter	43,245

$137,164

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $24.9 million, $17.2 million and $15.2 million in 2007, 2006 and 2005, respectively.

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

The amended consolidated complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, among other things, contending that the defendants made misstatements concerning the Biomedics® product line, sales force integration following the merger with Ocular, the impact of silicone hydrogel lenses and financial projections. The amended consolidated complaint also alleges that the Company improperly accounted for assets acquired in the Ocular merger by improperly allocating $100 million of acquired customer relationships and manufacturing technology to goodwill (which is not amortized against earnings) instead of to

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

intangible assets other than goodwill (which are amortized against earnings), that the Company lacked appropriate internal controls and issued false and misleading Sarbanes-Oxley Act certifications.

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics® product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court granted Mr. Fruth’s motion to reconsider and dismissed all claims against him with leave to amend. Plaintiff did not amend their consolidated amended complaint within the time permitted by the Court. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. The Company intends to defend this matter vigorously.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth, Marx, Rosenberg, and Fryling. It also names as defendants current directors Michael Kalkstein, Stanley Zinberg, Allan Rubenstein, and one former director. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. The Company and the individual defendants have yet to respond to the consolidated amended complaint.

In addition to the derivative action pending in federal court, three similar purported shareholder actions were filed in the Superior Court for the State of California for the County of Alameda. These actions have been consolidated under the heading In re Cooper Companies, Inc. Shareholder Derivative Litigation, Case Nos. RG06260748. A consolidated amended complaint was filed on September 18, 2006. The consolidated amended complaint names as defendants the same individuals that are in the defendants in the federal derivative action. In addition, the complaint names Ms. Kaufman, Messrs. Fryling, Battin, Calcagno, and current officers Paul L. Remmell, Jeffrey Allan McLean, and Nicholas J. Pichotta. The Company is a nominal defendant. On November 29, 2006 the Superior Court for the County of Alameda entered an order staying the consolidated action pending the resolution of the federal derivative action.

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

On April 10, 2006, CVI filed a lawsuit against CIBA Vision (CIBA) in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 6,431,706, 6,923,538, 6,467,903, 6,857,740 and 6,971,746 by, among other things, making, using, selling and offering to sell its O2Optix line of contact lenses. On June 5, 2006, CIBA filed an answer denying infringement and asserting certain affirmative defenses. On July 16, 2007, the Court issued a Markman order construing certain claim terms of the patents. The parties entered into a settlement agreement and cross-license agreement dated November 19, 2007, pursuant to which the claims in this lawsuit and the Delaware and other Texas lawsuits described herein were resolved. The terms of the settlement are confidential and provide for prospective royalty payments by CVI. In accordance with the settlement agreement, the Court entered a stipulated consent judgment on November 26, 2007.

On April 11, 2006, CVI filed a lawsuit against CIBA in the United States District Court for the District of Delaware seeking a judicial declaration that CVI’s Biofinity® line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of United States Patent Nos. 5,760,100, 5,776,999, 5,789,461, 5,849,811, 5,965,631 and 6,951,894. On July 5, 2006, CIBA answered the complaint by denying the allegation that CVI’s Biofinity® line of silicone hydrogel contact lenses does not infringe any valid and enforceable claims of the foregoing patents. The answer also asks the Court for permission to interpose a counterclaim for infringement in the future if, after examination of the lenses, CIBA believes they infringe the foregoing patents, which counterclaim would seek both damages and injunctive relief. The parties entered into a settlement agreement and cross-license agreement dated November 19, 2007, pursuant to which the claims in this lawsuit and the Texas lawsuits described herein were resolved. The terms of the settlement are confidential and provide for prospective royalty payments by CVI. In accordance with the settlement agreement, the Court entered a stipulated consent judgment on November 21, 2007.

On November 21, 2006, CVI filed a lawsuit against CIBA in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 7,134,753 and 7,133,174 by, among other things, making, using, selling and offering to sell its O2Optix toric line of contact lenses. On December 11, 2006, CIBA filed an answer denying infringement and asserting certain affirmative defenses. On July 16, 2007, the Court issued a Markman order construing certain claim terms of the patents. The parties entered into a settlement agreement and cross-license agreement dated November 19, 2007, pursuant to which the claims in this lawsuit and the Delaware and other Texas lawsuits described herein were resolved. The terms of the settlement are confidential and provide for prospective royalty payments by CVI. In accordance with the settlement agreement, the Court entered a stipulated consent judgment on November 26, 2007.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 13. Financial Information for Guarantor and Non-Guarantor Subsidiaries

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes due 2015 (the Senior Notes, see Note 7. Debt). The Senior Notes are guaranteed by certain of our direct and indirect subsidiaries. The Senior Notes are our general unsecured obligations; senior in right of payment to all of our existing and any future subordinated indebtedness; pari passu in right of payment with all of our existing and any future unsecured indebtedness that is not by its terms expressly subordinated to the Senior Notes; effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness; unconditionally guaranteed by all of our existing and future domestic subsidiaries, other than any excluded domestic subsidiaries; and structurally subordinated to indebtedness of our subsidiaries that are not subsidiary guarantors.

Presented below are the Consolidating Condensed Statements of Operations for the years ended October 31, 2007, 2006 and 2005, the Consolidating Condensed Balance Sheets as of October 31, 2007 and 2006 and the Consolidating Condensed Statements of Cash Flows for the years ended October 31, 2007, 2006 and 2005 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries):

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2007
Net sales	$—	$472,291	$571,074	$(92,724)	$950,641
Cost of sales	—	211,002	320,375	(100,267)	431,110

Gross profit	—	261,289	250,699	7,543	519,531

Operating expenses	31,485	208,029	235,484	(1,321)	473,677

Operating income (loss)	(31,485)	53,260	15,215	8,864	45,854
Interest expense	42,683	—	—	—	42,683
Other expense (income), net	(52,094)	34,157	20,436	—	2,499

Income (loss) before income taxes	(22,074)	19,103	(5,221)	8,864	672
Provision for (benefit from) income taxes	(10,489)	9,067	13,286	—	11,864

Net income (loss)	$(11,585)	$10,036	$(18,507)	$8,864	$(11,192)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2006
Net sales	$—	$553,058	$564,374	$(258,472)	$858,960
Cost of sales	—	330,222	262,725	(259,964)	332,983

Gross profit	—	222,836	301,649	1,492	525,977

Operating expenses	28,798	191,033	196,009	(2,763)	413,077

Operating income (loss)	(28,798)	31,803	105,640	4,255	112,900
Interest expense	37,331	—	—	—	37,331
Other expense (income), net	(35,405)	22,866	14,771	—	2,232

Income (loss) before income taxes	(30,724)	8,937	90,869	4,255	73,337
Provision for (benefit from) income taxes	(18,019)	17,259	7,863	—	7,103

Net income (loss)	$(12,705)	$(8,322)	$83,006	$4,255	$66,234

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2005
Net sales	$—	$563,484	$501,593	$(258,460)	$806,617
Cost of sales	—	352,835	219,483	(262,533)	309,785

Gross profit	—	210,649	282,110	4,073	496,832

Operating expenses	17,510	179,745	168,586	(4,843)	360,998

Operating income (loss)	(17,510)	30,904	113,524	8,916	135,834
Interest expense	29,725	—	—	—	29,725
Other expense (income), net	(16,663)	196	14,119	—	(2,348)

Income (loss) before income taxes	(30,572)	30,708	99,405	8,916	108,457
Provision for (benefit from) income taxes	(14,744)	22,467	9,012	—	16,735

Net income (loss)	$(15,828)	$8,241	$90,393	$8,916	$91,722

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Balance Sheets

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$83	$489	$2,654	$—	$3,226
Trade receivables, net	—	68,193	96,300	—	164,493
Inventories, net	—	92,433	226,077	(50,596)	267,914
Deferred tax asset	1,601	17,178	4,616	—	23,395
Other current assets	3,748	15,529	39,217	—	58,494

Total current assets	5,432	193,822	368,864	(50,596)	517,522

Property, plant and equipment, net	783	92,343	511,404	—	604,530
Goodwill	116	668,648	584,922	—	1,253,686
Other intangibles, net	—	87,913	57,920	—	145,833
Deferred tax asset	17,950	—	2,065	—	20,015
Other assets	1,687,194	1,489	6,510	(1,676,508)	18,685

	$1,711,475	$1,044,215	$1,531,685	$(1,727,104)	$2,560,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$561	$45,953	$—	$46,514
Other current liabilities	24,885	76,810	138,271	—	239,966

Total current liabilities	24,885	77,371	184,224	—	286,480

Long-term debt	829,748	—	368	—	830,116
Deferred tax liability	(33,845)	33,846	10,677	—	10,678
Intercompany and other liabilities	(93,384)	(176,257)	279,049	—	9,408

Total liabilities	727,404	(65,040)	474,318	—	1,136,682

Stockholders’ equity	984,071	1,109,255	1,057,367	(1,727,104)	1,423,589

	$1,711,475	$1,044,215	$1,531,685	$(1,727,104)	$2,560,271

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Balance Sheets

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$401	$(307)	$8,130	$—	$8,224
Trade receivables, net	—	66,149	80,435	—	146,584
Inventories, net	—	107,814	187,598	(58,900)	236,512
Deferred tax asset	(240)	16,063	3,836	—	19,659
Other current assets	2,438	14,549	29,827	(842)	45,972

Total current assets	2,599	204,268	309,826	(59,742)	456,951

Property, plant and equipment, net	417	80,278	415,662	—	496,357
Goodwill	—	632,952	584,132	—	1,217,084
Other intangibles, net	407	84,048	62,705	—	147,160
Deferred tax asset	19,781	—	1,698	—	21,479
Other assets	1,482,633	4,250	1,748	(1,475,061)	13,570

	$1,505,837	$1,005,796	$1,375,771	$(1,534,803)	$2,352,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$37,500	$714	$23,152	$—	$61,366
Other current liabilities	24,257	78,884	112,123	—	215,264

Total current liabilities	61,757	79,598	135,275	—	276,630

Long-term debt	680,404	500	382	—	681,286
Deferred tax liability	(37,962)	37,962	9,494	—	9,494
Intercompany and other liabilities	(238,113)	(180,777)	425,572	—	6,682

Total liabilities	466,086	(62,717)	570,723	—	974,092

Stockholders’ equity	1,039,751	1,068,513	805,048	(1,534,803)	1,378,509

	$1,505,837	$1,005,796	$1,375,771	$(1,534,803)	$2,352,601

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Statements of Cash Flows

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
Year Ended October 31, 2007
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(13,893)	$88,299	$59,578	$—	$133,984

Cash flows from investing activities:
Purchase of property, plant and equipment	(255)	(24,217)	(159,153)	—	(183,625)
Acquisitions of businesses, net of cash acquired	(536)	(71,795)	(8,638)	—	(80,969)
Intercompany	(90,828)	—	—	90,828	—

Net cash used in investing activities	(91,619)	(96,012)	(167,791)	90,828	(264,594)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	—	(2,053)	22,873	—	20,820
Intercompany proceeds (repayments)	—	11,342	79,486	(90,828)	—
Net proceeds (repayments) of long-term debt	111,700	(780)	(86)	—	110,834
Debt acquisition costs	(13,259)	—	—	—	(13,259)
Dividends on common stock	(2,681)	—	—	—	(2,681)
Excess tax benefit from share-based compensation arrangements	176	—	—	—	176
Proceeds from exercise of stock options	9,258	—	—	—	9,258

Net cash provided by (used in) financing activities	105,194	8,509	102,273	(90,828)	125,148

Effect of exchange rate changes on cash and cash equivalents	—	—	464	—	464

Net increase (decrease) in cash and cash equivalents	(318)	796	(5,476)	—	(4,998)
Cash and cash equivalents at the beginning of the period	401	(307)	8,130	—	8,224

Cash and cash equivalents at the end of the period	$83	$489	$2,654	$—	$3,226

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Statements of Cash Flows

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
Year Ended October 31, 2006
Cash flows from operating activities:
Net cash provided by operating activities	$(7,290)	$58,325	$99,474	$ —	$150,509

Cash flows from investing activities:
Purchase of property, plant and equipment	(347)	(22,146)	(120,164)	—	(142,657)
Acquisitions of businesses, net of cash acquired	(1,124)	(48,199)	(18,630)	—	(67,953)
Intercompany	(51,874)	—	—	51,874	—

Net cash used in investing activities	(53,345)	(70,345)	(138,794)	51,874	(210,610)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	—	(1,289)	(9,176)	—	(10,465)
Intercompany proceeds (repayments)	—	14,151	37,723	(51,874)	—
Net proceeds (repayments) of long-term debt	48,050	(336)	345	—	48,059
Debt acquisition costs	(625)	—	—	—	(625)
Dividends on common stock	(2,671)	—	—	—	(2,671)
Proceeds from exercise of stock options	3,020	—	—	—	3,020

Net cash provided by (used in) financing activities	47,774	12,526	28,892	(51,874)	37,318

Effect of exchange rate changes on cash and cash equivalents	—	—	181	—	181

Net increase (decrease) in cash and cash equivalents	(12,861)	506	(10,247)	—	(22,602)
Cash and cash equivalents at the beginning of the period	13,262	(813)	18,377	—	30,826

Cash and cash equivalents at the end of the period	$401	$(307)	$8,130	$—	$8,224

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Statements of Cash Flows

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
Year Ended October 31, 2005
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(30,762)	$122,715	$91,890	$ —	$183,843

Cash flows from investing activities:
Purchase of property, plant and equipment	(108)	(20,066)	(96,919)	—	(117,093)
Acquisitions of businesses, net of cash acquired	(605,168)	(24,660)	2,822	—	(627,006)
Intercompany	105,328	—	—	(105,328)	—
Sale of marketable securities	—	1,779	—	—	1,779

Net cash used in investing activities	(499,948)	(42,947)	(94,097)	(105,328)	(742,320)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	—	1,634	29,793	—	31,427
Intercompany proceeds (repayments)	—	(82,356)	(22,972)	105,328	—
Net proceeds (repayments) of long-term debt	510,375	(285)	(4,888)	—	505,202
Debt acquisition costs	(7,697)	—	—	—	(7,697)
Dividends on common stock	(2,306)	—	—	—	(2,306)
Proceeds from exercise of stock options	25,163	—	—	—	25,163

Net cash provided by (used in) financing activities	525,535	(81,007)	1,933	105,328	551,789

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,854)	—	(1,854)

Net increase (decrease) in cash and cash equivalents	(5,175)	(1,239)	(2,128)	—	(8,542)
Cash and cash equivalents at the beginning of the period	18,437	426	20,505	—	39,368

Cash and cash equivalents at the end of the period	$13,262	$(813)	$18,377	$—	$30,826

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

Total net sales include sales to customers as reported in our Consolidated Statements of Operations and sales between geographic areas that are priced at terms that allow for a reasonable profit for the seller. Operating income (loss) is total net sales less cost of sales, research and development expenses, selling, general and administrative expenses, restructuring costs and amortization of intangible assets. Corporate operating loss is principally corporate headquarters expense. Investment income, net; settlement of disputes, net; other income (expense), net and interest expense are not allocated to individual segments. Neither of our business segments relies on any one major customer.

Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are property, plant and equipment.

The following table presents a summary of our business segment net sales:

(In thousands)	2007	2006	2005
CooperVision net sales:
Spherical soft lens	$457,474	$422,229	$415,968
Toric soft lens	277,069	256,487	232,090
Multifocal and other eye care products	61,313	55,441	49,876

Total CooperVision net sales	795,856	734,157	697,934
CooperSurgical net sales	154,785	124,803	108,683

Total net sales	$950,641	$858,960	$806,617

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by business segment for each of the years in the three-year period ended October 31, 2007 follows:

(In thousands)	CVI	CSI	Corporate & Eliminations	Consolidated
2007
Net sales from non-affiliates	$795,856	$154,785	$—	$950,641

Operating income (loss)	$57,206	$20,133	$(31,485)	45,854

Investment income, net				474
Other expense, net				(2,973)
Interest expense				(42,683)

Income before income taxes				$672

Identifiable assets	$2,197,791	$307,193	$55,287	$2,560,271

Depreciation expense	$65,739	$2,355	$223	$68,317

Amortization expense	$12,281	$3,913	$—	$16,194

Capital expenditures	$178,898	$4,472	$255	$183,625

2006
Net sales from non-affiliates	$734,157	$124,803	$—	$858,960

Operating income (loss)	$126,643	$15,055	$(28,798)	112,900

Investment income, net				386
Other expense, net				(2,618)
Interest expense				(37,331)

Income before income taxes				$73,337

Identifiable assets	$2,049,557	$248,382	$54,662	$2,352,601

Depreciation expense	$45,604	$1,663	$77	$47,344

Amortization expense	$12,267	$2,036	$—	$14,303

Capital expenditures	$139,255	$3,055	$347	$142,657

2005
Net sales from non-affiliates	$697,934	$108,683	$—	$806,617

Operating income (loss)	$135,542	$17,426	$(17,134)	135,834

Investment income, net				1,002
Other income, net				1,346
Interest expense				(29,725)

Income before income taxes				$108,457

Identifiable assets	$1,884,955	$185,497	$109,378	$2,179,830

Depreciation expense	$35,345	$1,526	$63	$36,934

Amortization expense	$10,499	$1,205	$—	$11,704

Capital expenditures	$115,219	$1,766	$108	$117,093

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2007, follows:

(In thousands)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2007
Sales to unaffiliated customers	$466,619	$303,671	$180,351	$950,641
Sales between geographic areas	100,833	243,612	(344,445)	—

Net sales	$567,452	$547,283	$(164,094)	$950,641

Operating income	$24,036	$8,400	$13,418	$45,854

Long-lived assets	$297,824	$298,296	$8,410	$604,530

2006
Sales to unaffiliated customers	$427,608	$269,498	$161,854	$858,960
Sales between geographic areas	125,450	176,897	(302,347)	—

Net sales	$553,058	$446,395	$(140,493)	$858,960

Operating income	$5,396	$9,888	$97,616	$112,900

Long-lived assets	$217,749	$270,789	$7,819	$496,357

2005
Sales to unaffiliated customers	$411,447	$247,674	$147,496	$806,617
Sales between geographic areas	152,037	161,699	(313,736)	—

Net sales	$563,484	$409,373	$(166,240)	$806,617

Operating income	$30,693	$8,729	$96,412	$135,834

Long-lived assets	$187,891	$185,069	$6,825	$379,785

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 15. Selected Quarterly Financial Data (Unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*
2007
Net sales	$219,420	$225,535	$251,862	$253,824

Gross profit	$129,912	$126,456	$145,924	$117,240

Income (loss) before income taxes	$6,789	$(378)	$13,085	$(18,824)
Provision for income taxes	1,441	149	4,905	5,370

Net income (loss)	$5,348	$(527)	$8,180	$(24,194)

Basic earnings (loss) per share	$0.12	$(0.01)	$0.18	$(0.54)
Diluted earnings (loss) per share	$0.12	$(0.01)	$0.18	$(0.54)
2006
Net sales	$205,739	$211,397	$225,798	$216,026

Gross profit	$129,161	$131,363	$137,761	$127,692

Income before income taxes	$20,123	$15,593	$24,289	$13,332
Provision for income taxes	2,169	1,892	3,312	(270)

Net income	$17,954	$13,701	$20,977	$13,602

Basic earnings per share	$0.40	$0.31	$0.47	$0.31
Diluted earnings per share	$0.39	$0.30	$0.45	$0.30
2005
Net sales	$147,550	$215,494	$222,932	$220,641

Gross profit	$92,118	$130,709	$138,829	$135,176

Income before income taxes	$22,355	$35,201	$37,037	$13,864
Provision for income taxes	4,646	7,374	(582)	5,297

Net income	$17,709	$27,827	$37,619	$8,567

Basic earnings per share	$0.50	$0.63	$0.85	$0.19
Diluted earnings per share	$0.46	$0.59	$0.80	$0.19

*	During the fourth quarter 2007, we recorded $9.4 million of accelerated depreciation and $7.0 million of fixed asset impairments related to the Ocular integration, and a $3.2 million gain on the sale of a cardiovascular cryosurgery product line, to loss before income taxes. During the fourth quarter of 2006, we made an immaterial revision related to certain prior period foreign tax liabilities. The impact of this revision was to reduce income tax expense for the quarter and year by $885,000.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting was effective as of October 31, 2007.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007, as stated in their report beginning on page 62 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

As of October 31, 2007, there had been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to the subheadings, “Proposal 1 – Election of Directors – The Nominees,” “Ownership of the Company – Compliance with Section 16 Ownership Reporting Requirements” and “Corporate Governance – The Board of Directors” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on March 18, 2008 (the “2008 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Director Compensation” of the 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the subheadings “Securities Held by Management” and “Principal Securityholders” of the “Ownership of the Company” section of the 2008 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2008 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements

The following financial statements are filed as a part of this report:

Reports of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Operations for the years ended October 31, 2007, 2006 and 2005
Balance Sheets as of October 31, 2007 and 2006
Statements of Cash Flows for the years ended October 31, 2007, 2006 and 2005
Statements of Stockholders’ Equity and Comprehensive Income for the years ended October 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules of the Company.

Schedule Number	Description
Schedule II	Valuation and Qualifying Accounts

(b)	Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

All other schedules which are included in the applicable accounting regulations of the Securities and Exchange Commission are not required here because they are not applicable.

SCHEDULE II

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended October 31, 2007

(In thousands)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other (1)	Balance at End of Year
Allowance for doubtful accounts:

Year Ended October 31, 2007	$5,523	$1,003	$(332)	$6,194

Year ended October 31, 2006	$7,232	$1,233	$(2,942)	$5,523

Year ended October 31, 2005	$4,486	$1,922	$824	$7,232

(1)	Consists of additions representing acquired allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In thousands)	Balance at Beginning of Year	Additions	Reductions/ Charges	Balance at End of Year
Income tax valuation allowance:

Year Ended October 31, 2007	$2,005	$—	$2,005	$—

Year ended October 31, 2006	$2,257	$—	$252	$2,005

Year ended October 31, 2005	$2,510	$—	$253	$2,257

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2007.

THE COOPER COMPANIES, INC.

By:	/S/ ROBERT S. WEISS
Robert S. Weiss Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date

/S/ ROBERT S. WEISS (Robert S. Weiss)	Chief Executive Officer and Director	December 21, 2007

/S/ A. THOMAS BENDER (A. Thomas Bender)	Chairman of the Board	December 21, 2007

/S/ ALLAN E. RUBENSTEIN, M.D. (Allan E. Rubenstein)	Vice Chairman of the Board and Lead Director	December 21, 2007

/S/ STEVEN M. NEIL (Steven M. Neil)	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	December 21, 2007

/S/ RODNEY E. FOLDEN (Rodney E. Folden)	Corporate Controller (Principal Accounting Officer)	December 21, 2007

/S/ JOHN D. FRUTH (John D. Fruth)	Director	December 21, 2007

/S/ MICHAEL H. KALKSTEIN (Michael H. Kalkstein)	Director	December 21, 2007

/S/ JODY S. LINDELL (Jody S. Lindell)	Director	December 21, 2007

/S/ MOSES MARX (Moses Marx)	Director	December 21, 2007

/S/ DONALD PRESS (Donald Press)	Director	December 21, 2007

/S/ STEVEN ROSENBERG (Steven Rosenberg)	Director	December 21, 2007

/S/ STANLEY ZINBERG, M.D. (Stanley Zinberg)	Director	December 21, 2007

EXHIBIT INDEX

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

3.1	-	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated January 13, 2006

3.2	-	Amended and Restated By-Laws, The Cooper Companies, Inc., dated October 25, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 30, 2007

4.1	-	Amended and Restated Rights Agreement, dated as of October 29, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 30, 2007

4.2	-	Indenture, dated as of June 25, 2003, between The Cooper Companies, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended on April 30, 2003

4.3	-	Indenture, dated as of January 31, 2007, by and among The Cooper Companies, Inc., the Subsidiary Guarantors listed on the signatures pages thereto, and HSBC Bank USA, National Association, including the form of 7.125% Senior Notes due 2015, as incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007.

4.4	-	Registration Rights Agreement, dated as of January 31, 2007, by and among The Cooper Companies, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and KeyBanc Capital Markets, a division of McDonald Investments, Inc. as incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 6, 2007

10.1	-	Severance Agreement entered into as of June 10, 1991, by and between CooperVision, Inc. and A. Thomas Bender, incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992

10.2	-	Severance Agreement entered into as of April 26, 1990, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 1995

10.3	-	Letter Agreement dated November 1, 1992, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.4	-	Severance Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992

10.5	-	Change in Control Agreement dated as of October 14, 1999, between The Cooper Companies, Inc. and Carol R. Kaufman, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999

10.6	-	The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007

10.7	-	Change in Control Agreement entered into as of September 6, 2007, by and between The Cooper Companies, Inc. and Steven M. Neil, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007

10.8	-	Change in Control Agreement entered into as of June 8, 2007, by and between The Cooper Companies, Inc. and Eugene J. Midlock

10.9	-	Employment and Separation Agreement by and between The Cooper Companies, Inc., CooperVision, Inc. and Gregory A. Fryling, as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 8, 2007

10.10	-	1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix A to the Company’s Proxy Statement for its 1996 Annual Meeting of Stockholders

10.11	-	Amendment No. 1 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996

10.12	-	Amendment No. 2 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997

10.13	-	Amendment No. 3 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1999, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.14	-	Amendment No. 4 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 24, 2000, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.15	-	Amendment No. 5 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.16	-	Amendment No. 6 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on form S-8 dated November 21, 2002

10.17	-	Amendment No. 7 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc. dated November 4, 2002, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002

10.18	-	Amendment No. 8 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated October 29, 2003, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.19	-	Amendment No. 9 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated November 9, 2005, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006

10.20	-	Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.21	-	Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.22	-	2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006

10.23	-	Amendment #1 to the 2006 Long-Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc, as incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 6, 2007.

10.24	-	Amendment #2 to the 2006 Long-Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.

10.25	-	Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors

Exhibit Number			Description of Document	Location of Exhibit in Sequential Number System

10.26		-	Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors

10.27		-	Second Amended and Restated 2001 Long-Term Incentive Plan, incorporated by reference to Appendix 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006

10.28		-	Form of Incentive Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2001 Long Term Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.29		-	The 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., as incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders filed on February 6, 2007.

10.30		-	Amendment #1 to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc, as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2007.

10.31		-	Amendment #2 to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc

10.32		-	Form of Non-Qualified Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc

10.33		-	Form of UK Tax Approved Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc

10.34		-	Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc

10.35		-	The Cooper Companies, Inc. 2007 Incentive Payment Plan, as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 21, 2007

10.36		-	The Cooper Companies, Inc. 2007 Special Discretionary Bonus Plan, as incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 21, 2007

10.37	(a)	-	Patent License Agreement dated February 13, 2002 between Geoffrey H. Galley and others and CooperVision, Inc., incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002

10.38		-	Patent and Trade Mark License Agreement dated February 28, 2002 between Biocompatibles Limited and CooperVision International Holding Company LP and The Cooper Companies, Inc., incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.39	-	Patent and Trade Mark License Agreement dated February 28, 2002 between Biocompatibles Limited and CooperVision Technology Inc. and The Cooper Companies, Inc., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

10.40	-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision International Holding Company LP and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.41	-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision Technology, Inc. and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.42	-	Lease Contract dated as of November 6, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2005.

10.43	-	First Supplement and Amendment to Lease Contract dated as of December 30, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 11, 2005.

10.44	-	Assignment of Lease Agreement dated as of June 29, 2004 by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 11, 2005

10.45	-	Credit Agreement, dated as of January 31, 2007, among The Cooper Companies, Inc., the lenders from time to time party thereto, KeyBank National Association, as sole bookrunner, a lead arranger, administrative agent, swing line lender and an LC issuer, Citigroup Global Markets Inc., as a lead arranger, JPMorgan Chase Bank, N.A., as syndication agent, Union Bank of California, N.A. and BMO Capital Markets Financing Inc., as co-documentation agents, and BNP Paribas, The Royal Bank of Scotland PLC and SunTrust Bank, as managing agents as incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007

11 (b)	-	Calculation of earnings per share

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

21	-	Subsidiaries

23	-	Consent and Report of Independent Registered Public Accounting Firm on Schedule

31.1	-	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	-	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

(a)

The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this Exhibit. Omitted portions have been filed separately with The Commission.

(b)	The information required in this exhibit is provided in Note 5, “Earnings per Share,” in this report.

CORPORATE INFORMATION

Board of Directors

A. Thomas Bender

Chairman of the Board

Allan E. Rubenstein, M.D.

Vice Chairman

Lead Director and Chief Executive Officer, NexGenix Pharmaceuticals

John D. Fruth

Director

Michael H. Kalkstein

Of Counsel, Palo Alto Office, Dechert LLP

Jody S. Lindell

President and Chief Executive Officer,

S.G. Management, Inc.

Moses Marx

General Partner, United Equities

Donald Press

Executive Vice President,

Broadway Management Co., Inc.

Steven Rosenberg

President, Chief Executive Officer

and Chief Financial Officer,

Berkshire Bancorp Inc.

Robert S. Weiss

Chief Executive Officer and Director

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

Stanley Zinberg, M.D.

Corporate Governance Committee

Donald Press (Chairman)

Steven Rosenberg

Allan E. Rubenstein, M.D.

Stanley Zinberg, M.D.

Executive Officers

Robert S. Weiss

Chief Executive Officer

Rodney E. Folden

Corporate Controller

Carol R. Kaufman

Senior Vice President of Legal

Affairs, Secretary and Chief Administrative Officer

Daniel G. McBride, Esq.

Vice President and General Counsel

Jeffrey A. McLean

President, Americas, CooperVision, Inc.

Eugene J. Midlock

Vice President, Finance

Steven M. Neil

Chief Financial Officer,

Executive Vice President

Nicholas J. Pichotta

Chief Executive Officer, CooperSurgical, Inc.

Paul Remmell

President and Chief Operating Officer,

CooperSurgical, Inc.

Andrew Sedgwick

President, EMEA, CooperVision, Inc.

John A. Weber

President, Asia Pacific

CooperVision, Inc.

Albert G. White III

Treasurer and Vice President,

Investor Relations

Principal Subsidiaries

CooperVision, Inc.

370 Woodcliff Drive, Suite 200

Fairport, NY 14450

Voice: 585-385-6810

Fax: 585-385-6145

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

Investor Relations Contact

Albert G. White, III

Vice President, Investor Relations and Treasurer

6140 Stoneridge Mall Road, Suite 590

Pleasanton, CA 94588

Voice: 925-460-3645

Fax: 925-460-3649

E-mail: ir@coopercompanies.com

Annual Meeting

The Cooper Companies will hold its Annual Stockholders’ Meeting on Tuesday, March 18, 2008, at the offices of

Latham & Watkins, LLP,

885 Third Avenue,

New York, NY

Transfer Agent

American Stock Transfer & Trust Company

59 Maiden Lane – Plaza Level

New York, NY 10038

800-937-5449

Trademarks

The Cooper Companies, Inc., its subsidiaries or affiliates own, license or distribute the registered trademarks, common law trademarks and trade names referenced in this report.

Independent Auditors

KPMG LLP

Stock Exchange Listing

The New York Stock Exchange

Ticker Symbol “COO”