Form 10-Q
period 2008-01-31
COOPER COMPANIES INC
filed 2008-03-07
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended January 31, 2008

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

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	44,987,632 Shares
Class	Outstanding at February 29, 2008

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended January 31,
	2008	2007
Net sales	$245,033	$219,420
Cost of sales	102,151	89,508

Gross profit	142,882	129,912
Selling, general and administrative expense	109,880	97,523
Research and development expense	8,131	11,111
Restructuring costs	823	1,865
Amortization of intangibles	4,097	3,651

Operating income	19,951	15,762
Interest expense	11,106	9,792
Other income, net	642	819

Income before income taxes	9,487	6,789
Provision for income taxes	2,610	1,441

Net income	$6,877	$5,348

Basic earnings per share	$0.15	$0.12

Diluted earnings per share	$0.15	$0.12

Number of shares used to compute earnings per share:
Basic	44,941	44,568

Diluted	45,129	44,984

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	January 31, 2008	October 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$2,586	$3,226
Trade accounts receivable, net of allowance for doubtful accounts of $5,076 at January 31, 2008 and $6,194 at October 31, 2007	164,167	164,493
Inventories, net	279,007	267,914
Deferred tax assets	20,445	23,395
Prepaid expense and other current assets	60,135	58,494

Total current assets	526,340	517,522

Property, plant and equipment, at cost	824,293	797,038
Less: accumulated depreciation and amortization	205,013	192,508

	619,280	604,530

Goodwill	1,253,951	1,253,686
Other intangibles, net	141,891	145,833
Deferred tax assets	29,575	20,015
Other assets	13,905	18,685

	$2,584,942	$2,560,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$46,858	$46,514
Accounts payable	54,919	61,377
Employee compensation and benefits	27,091	33,772
Accrued acquisition costs	8,740	10,303
Accrued income taxes	14,083	40,322
Other current liabilities	88,385	94,192

Total current liabilities	240,076	286,480

Long-term debt	878,251	830,116
Deferred tax liability	12,110	10,678
Accrued pension liability and other	40,971	9,408

Total liabilities	1,171,408	1,136,682

Commitments and Contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 45,341 at January 31, 2008 and 45,253 at October 31, 2007	4,534	4,525
Additional paid-in capital	1,026,039	1,018,949
Accumulated other comprehensive income	43,388	71,882
Retained earnings	344,992	334,127
Treasury stock at cost: 353 shares at January 31, 2008 and 384 shares at October 31, 2007	(5,419)	(5,894)

Stockholders’ equity	1,413,534	1,423,589

	$2,584,942	$2,560,271

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net income	$6,877	$5,348
Depreciation and amortization	20,112	16,066
Decrease in operating capital	(34,849)	(35,099)
Other non-cash items	2,268	14,446

Net cash (used in) provided by operating activities	(5,592)	761

Cash flows from investing activities:
Purchases of property, plant and equipment	(42,728)	(50,043)
Acquisitions of businesses, net of cash acquired, and other	(1,714)	(33,940)

Net cash used in investing activities	(44,442)	(83,983)

Cash flows from financing activities:
Net proceeds of short-term debt	340	10,430
Repayments of long-term debt	(103,450)	(756,437)
Proceeds from long-term debt	151,550	854,800
Debt acquisition costs	—	(10,387)
Dividends on common stock	(1,349)	(1,337)
Proceeds from exercise of stock options	2,326	1,491

Net cash provided by financing activities	49,417	98,560

Effect of exchange rate changes on cash and cash equivalents	(23)	(18)
Net (decrease) increase in cash and cash equivalents	(640)	15,320
Cash and cash equivalents - beginning of period	3,226	8,224

Cash and cash equivalents - end of period	$2,586	$23,544

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended January 31,
	2008	2007
Net income	$6,877	$5,348
Other comprehensive income:
Foreign currency translation adjustment	(14,390)	9,200
Change in value of derivative instruments, net of tax	(14,104)	2,520

Other comprehensive (loss) income	(28,494)	11,720

Comprehensive (loss) income	$(21,617)	$17,068

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1. General

The Cooper Companies, Inc. (Cooper or the Company) develops, manufactures and markets healthcare products through its two business units:

•	CooperVision (CVI) develops, manufactures and markets a broad range of contact lenses for the worldwide vision care market. Its leading products are disposable and planned replacement lenses.

•	CooperSurgical (CSI) develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

During interim periods, we follow the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. Please refer to this when reviewing this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Readers should not assume that the results reported here either indicate or guarantee future performance.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at January 31, 2008, the consolidated results of its operations for the three months ended January 31, 2008 and 2007 and its cash flows for the three months ended January 31, 2008 and 2007. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature.

We use derivatives to reduce market risks associated with changes in foreign exchange and interest rates. We do not use derivatives for trading or speculative purposes. We believe that the counterparties with which we enter into foreign currency forward contracts and interest rate swap agreements are financially sound and that the credit risk of these contracts is negligible. See Note 6. Derivative Instruments.

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

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our fiscal third quarter 2007, and our analysis indicated that we had no impairment of goodwill.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes (SFAS 109). The Company adopted the provisions of FIN 48 on November 1, 2007. Under FIN 48, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how the Company measures the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the consolidated financial statements for any unrecognized tax benefits. FIN 48 also addresses when the Company should record interest and penalties related to tax positions and how the interest and penalties may be classified within our Consolidated Statement of Income and presented in the Consolidated Balance Sheet. We discuss our adoption of FIN 48 at Note 9. Income Taxes.

•

Share-based compensation – Under the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) as interpreted by SEC Staff Accounting Bulletin No. 107, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper’s stock price volatility, employee exercise behavior and employee forfeiture rates.

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

(Unaudited)

Note 2. Acquisition and Restructuring Costs

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

We estimate that the total restructuring costs under this integration plan, exclusive of accrued acquisition related costs, will be approximately $50 million, of which approximately $25 - $30 million is cash related, and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the three-month period, we reported $0.2 million in cost of sales and $0.8 million in restructuring costs. The following table summarizes the restructuring costs incurred under this integration plan through January 31, 2008.

	Plant Shutdown	Severance	Asset Impairments	Other	Total
	(In millions)
Restructuring costs incurred through October 31, 2007	$9.5	$8.2	$9.3	$20.2	$47.2
For the three-month period ended January 31, 2008	0.3	0.6	—	0.1	1.0

	$9.8	$8.8	$9.3	$20.3	$48.2

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Below is a summary of activity related to accrued acquisition costs for the three months ended January 31, 2008.

Description	Balance October 31, 2007	Additions	Payments	Balance January 31, 2008
	(In thousands)
Plant shutdown	$2,096	$—	$41	$2,055
Severance	3,751	—	393	3,358
Legal and consulting	3,192	—	25	3,167
Other	1,264	—	1,104	160

	$10,303	$—	$1,563	$8,740

Note 3. Inventories, Net

	January 31, 2008	October 31, 2007
	(In thousands)
Raw materials	$42,464	$37,754
Work-in-process	12,599	11,044
Finished goods	223,944	219,116

	$279,007	$267,914

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 4. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of November 1, 2006	$1,047,369	$169,715	$1,217,084
Net (reductions) additions during the year ended October 31, 2007	(4,950)	35,289	30,339
Translation	6,263	—	6,263

Balance as of October 31, 2007	1,048,682	205,004	1,253,686
Net additions during the three-month period ended January 31, 2008	—	—	—
Translation	265	—	265

Balance as of January 31, 2008	$1,048,947	$205,004	$1,253,951

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Other Intangible Assets

	As of January 31, 2008		As of October 31, 2007
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$2,907	$585	$2,907	$507
Technology	90,217	29,815	90,064	27,849
Shelf space and market share	86,386	17,536	86,386	15,758
License and distribution rights and other	16,713	6,396	16,713	6,123

	196,223	$54,332	196,070	$50,237

Less accumulated amortization and translation	54,332		50,237

Other intangible assets, net	$141,891		$145,833

We estimate that amortization expense will be about $15.2 million per year in the five-year period ending October 31, 2012.

Note 5. Debt

	January 31, 2008	October 31, 2007
	(In thousands)
Short-term:
Overdraft and other credit facilities	$46,858	$46,514

Long-term:
Convertible senior debentures, net of discount of $2,216 and $2,252	$112,784	$112,748
Senior unsecured revolving line of credit	415,100	367,000
7.125% senior notes	350,000	350,000
Other	367	368

	$878,251	$830,116

Note 6. Derivative Instruments

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

Cash Flow Hedging

In January 2008, the Company entered into approximately $142 million of foreign currency forward contracts with maturities of up to ten months to reduce foreign currency fluctuations related to forecasted foreign currency denominated purchases and sales of product. The derivatives are accounted for as cash flow hedges under SFAS 133 and are expected to be effective throughout the life of the hedges.

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 15 months and cross currency swaps with maturities up to 36 months. The change in fair value of these derivatives is recognized in other income or expense and is intended to offset the remeasurement gains and losses associated with the non-functional currency assets and liabilities. In January 2008, the Company entered into approximately $57 million of foreign currency forward contracts to reduce foreign currency fluctuation related to the balance sheet translation of certain intercompany balances.

Interest Rate Swaps

On January 31, 2007, the Company refinanced its syndicated bank credit facility with a $650 million syndicated Senior Unsecured Revolving Line of Credit and $350 million aggregate principal amount of 7.125% Senior Notes. As part of this debt structure, the Company entered into five interest rate swaps, which hedge variable interest payments related to the Company’s $650 million credit facility by exchanging variable rate interest risk for a fixed interest rate. The Company has qualified and designated these swaps under SFAS 133 as cash flow hedges, and records the offset of the cumulative fair market value, net of tax effect to other comprehensive income (OCI) in our Consolidated Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. No material ineffectiveness was recognized on the five outstanding interest rate swaps during the current fiscal year. As of January 31, 2008, the fair value of the five outstanding swaps, approximately $13.1 million, was recorded as a liability and the effective offset, net of tax was recorded in OCI in our Consolidated Balance Sheet.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 7. Earnings Per Share

	Three Months Ended January 31,
	2008	2007
	(In thousands, except per share amounts)
Net income	$6,877	$5,348

Basic:
Weighted average common shares	44,941	44,568

Basic earnings per common share	$0.15	$0.12

Diluted:
Weighted average common shares	44,941	44,568
Effect of dilutive stock options	188	416

Diluted weighted average common shares	45,129	44,984

Diluted earnings per common share	$0.15	$0.12

The following table sets forth stock options to purchase Cooper’s common stock, restricted stock units and common shares applicable to convertible debt that are not included in the diluted net income per share calculation because to do so would be antidilutive for the periods presented:

	Three Months Ended January 31,
	2008	2007
Numbers of stock option shares excluded	4,254,983	3,224,533

Range of exercise prices	$41.44-$80.51	$52.40-$80.51

Number of restricted stock units excluded	170,400	N/A

Number of common shares applicable to convertible debt excluded	2,590,090	2,590,090

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 8. Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options, restricted stock awards and restricted stock units were as follows:

	Three Months Ended January 31,
	2008	2007
	(In millions)
Selling, general and administrative expense	$5.2	$6.7
Cost of sales	0.4	0.3
Research and development expense	(0.4)	0.2
Capitalized in inventory	0.4	0.5

Total compensation	$5.6	$7.7

Related income tax benefit	$1.6	$2.0

The status of the Company’s stock option plans at January 31, 2008, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2007	5,199,534	$53.06
Granted	102,800	$42.04
Exercised	(101,000)	$23.02
Forfeited or expired	(89,750)	$62.42

Outstanding at January 31, 2008	5,111,584	$53.27	6.08	$—

Vested and exercisable at January 31, 2008	2,044,945	$43.52	5.10	$—

The weighted-average fair value of each option granted during the three months ended January 31, 2008, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $12.23. For the 2006 Directors Plan, the weighted-average fair value of options granted for the three months ended January 31, 2008 was $14.23. As of January 31, 2008, there was $24.4 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.

The fair value of each option award granted during the three months ended January 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option valuation model and weighted-average assumptions in the following table.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	Three Months Ended January 31,
	2008	2007
Expected life	3.2 to 5.16 years	2.8 to 5.16 years
Expected volatility	29.1%	30.0% to 30.4%
Risk-free interest rate	3.99% to 4.37%	4.47% to 4.73%
Dividend yield	0.10%	0.09%

The Company’s non-vested restricted stock units (RSUs) and activity as of and for the quarter ended January 31, 2008, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2007	167,700	$42.65
Granted	3,000	$37.90
Forfeited or expired	(300)	$42.65

Non-vested RSUs at January 31, 2008	170,400	$42.57

As of January 31, 2008, there was $6.8 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average requisite service period of 2.44 years.

Note 9. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first quarter of fiscal 2008 was 27.5 percent. GAAP require that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provision for income taxes for the three-month period ended January 31, 2007, was 21.2 percent.

The Company adopted the provisions of FIN 48 on November 1, 2007. Under FIN 48, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As a result, the Company reduced its net liability for unrecognized tax benefits by $5.3 million, which was accounted for as an increase to retained earnings. As of the adoption date, the Company had total gross unrecognized tax benefits of $18.9 million. If recognized, $16.5 million of unrecognized tax benefits would impact the Company’s effective tax rate. For the three-month period ended January 31, 2008, there were no material changes to the total amount of unrecognized tax benefits. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Interest and penalties of $1.75 million have been reflected as a component of the total liability as of the date of adoption of FIN 48. It is the Company’s policy to recognize as additional income tax expense, the items of interest and penalties directly related to income taxes.

Included in the balance of unrecognized tax benefits at November 1, 2007 is $0.6 million to $1.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to transfer pricing in various jurisdictions, state net operating losses and expiring statutes in various jurisdictions worldwide.

As of January 31, 2008, the tax years for which the Company remains subject to U.S. Federal income tax assessment upon examination are 2004 through 2007. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, Japan and Australia for the tax years 2003 through 2007.

Note 10. Employee Benefits

Cooper’s Retirement Income Plan (Plan) covers substantially all full-time United States employees. Cooper’s contributions are designed to fund normal cost on a current basis and to fund over 30 years the estimated prior service cost of benefit improvements (5 years for annual gains and losses). The unit credit actuarial cost method is used to determine the annual cost. Cooper pays the entire cost of the Plan and funds such costs as they accrue. Virtually all of the assets of the Plan continue to be comprised of equity and fixed income funds.

Cooper’s results of operations for the three months ended January 31, 2008 and 2007 reflect the following pension costs.

	Three Months Ended January 31,
	2008	2007
	(In thousands)
Components of net periodic pension cost:
Service cost	$751	$715
Interest cost	509	453
Expected return on assets	(594)	(458)
Amortization of prior service cost	7	7
Amortization of transition obligation	7	6
Recognized net actuarial loss	—	43

Net periodic pension cost	$680	$766

No pension contributions were made during either period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 11. Cash Dividends

We paid a semiannual dividend of approximately $1.3 million or 3 cents per share on January 4, 2008, to stockholders of record on December 14, 2007.

Note 12. Contingencies

Legal Proceedings

In re The Cooper Cos., Inc., Securities Litigation

On February 15, 2006, Alvin L. Levine filed a putative securities class action lawsuit in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board and a director, Robert S. Weiss, its Chief Executive Officer and a director, and John D. Fruth, a director. Two similar putative class action lawsuits were also filed in the United States District Court for the Central District of California, Case Nos. SACV-06-306 CJC and SACV-06-331 CJC. On May 19, 2006, the Court consolidated all three actions under the heading In re Cooper Companies, Inc. Securities Litigation and selected a lead plaintiff and lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4.

The lead plaintiff filed a consolidated complaint on July 31, 2006. The consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004, and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, Messrs. Bender, Weiss, and Fruth, the consolidated complaint names as defendants several of the Company’s other current officers and directors and former officers. On July 13, 2007, the Court granted Cooper’s motion to dismiss the consolidated complaint and granted the lead plaintiff leave to amend to attempt to state a valid claim.

On August 9, 2007, the lead plaintiff filed an amended consolidated complaint. As before, the amended consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004, and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, the amended consolidated complaint names as defendants Messrs. Bender, Weiss, Fruth, Steven M. Neil, the Company’s former Executive Vice President and Chief Financial Officer, and Gregory A. Fryling, CooperVision’s former President and Chief Operating Officer.

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

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court dismissed all claims against Mr. Fruth with leave to amend. Plaintiff did not amend their consolidated amended complaint within the time permitted by the Court. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. The Company intends to defend this matter vigorously.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Both the state and federal derivative actions are derivative in nature and do not seek damages from the Company.

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

Note 13. Financial Information for Guarantor and Non-Guarantor Subsidiaries

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes due 2015 (Senior Notes). The Senior Notes are guaranteed by certain of our direct and indirect subsidiaries. The Senior Notes are our general unsecured obligations; senior in right of payment to all of our existing and any future subordinated indebtedness; pari passu in right of payment with all of our existing and any future unsecured indebtedness that is not by its terms expressly subordinated to the Senior Notes; effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness; unconditionally guaranteed by all of our existing and future domestic subsidiaries, other than any excluded domestic subsidiaries; and structurally subordinated to indebtedness of our subsidiaries that are not subsidiary guarantors.

Presented below are the Consolidating Condensed Statements of Income for the three months ended January 31, 2008 and 2007, the Consolidating Condensed Balance Sheets as of January 31, 2008 and October 31, 2007 and the Consolidating Condensed Statements of Cash Flows for the three months ended January 31, 2008 and 2007 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Income

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended January 31, 2008
Net sales	$—	$115,738	$160,180	$(30,885)	$245,033
Cost of sales	—	54,563	70,063	(22,475)	102,151

Gross profit	—	61,175	90,117	(8,410)	142,882

Operating expenses	9,308	48,389	65,370	(136)	122,931

Operating income (loss)	(9,308)	12,786	24,747	(8,274)	19,951
Interest expense	11,106	—	—	—	11,106
Other income (expense), net	5,403	(2,204)	(2,557)	—	642

Income (loss) before income taxes	(15,011)	10,582	22,190	(8,274)	9,487
Provision for (benefit from) income taxes	(8,614)	6,601	4,623	—	2,610

Net income (loss)	$(6,397)	$3,981	$17,567	$(8,274)	$6,877

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended January 31, 2007
Net sales	$—	$107,648	$121,215	$(9,443)	$219,420
Cost of sales	—	49,402	49,331	(9,225)	89,508

Gross profit	—	58,246	71,884	(218)	129,912

Operating expenses	10,116	50,851	53,592	(409)	114,150

Operating income (loss)	(10,116)	7,395	18,292	191	15,762
Interest expense	9,792	—	—	—	9,792
Other income (expense), net	8,538	(5,229)	(2,490)	—	819

Income (loss) before income taxes	(11,370)	2,166	15,802	191	6,789
Provision for (benefit from) income taxes	(4,040)	1,310	4,171	—	1,441

Net income (loss)	$(7,330)	$856	$11,631	$191	$5,348

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$74	$527	$1,985	$—	$2,586
Trade receivables, net	—	65,964	98,203	—	164,167
Inventories, net	—	95,755	242,133	(58,881)	279,007
Deferred tax asset	968	16,625	2,852	—	20,445
Other current assets	3,210	15,303	41,622	—	60,135

Total current assets	4,252	194,174	386,795	(58,881)	526,340

Property, plant and equipment, net	752	93,529	524,999	—	619,280
Goodwill	116	668,648	585,187	—	1,253,951
Other intangibles, net	—	85,255	56,636	—	141,891
Deferred tax asset	26,544	—	3,031	—	29,575
Other assets	1,686,695	1,413	2,306	(1,676,509)	13,905

	$1,718,359	$1,043,019	$1,558,954	$(1,735,390)	$2,584,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$1,321	$45,537	$—	$46,858
Other current liabilities	14,427	54,688	124,103	—	193,218

Total current liabilities	14,427	56,009	169,640	—	240,076

Long-term debt	877,884	—	367	—	878,251
Deferred tax liability	(32,665)	32,666	12,109	—	12,110
Intercompany and other liabilities	(112,303)	(168,223)	321,497	—	40,971

Total liabilities	747,343	(79,548)	503,613	—	1,171,408

Stockholders’ equity	971,016	1,122,567	1,055,341	(1,735,390)	1,413,534

	$1,718,359	$1,043,019	$1,558,954	$(1,735,390)	$2,584,942

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended January 31, 2008
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(13,432)	$11,951	$(4,111)	$—	$(5,592)

Cash flows from investing activities:
Purchase of property, plant and equipment	(11)	(6,460)	(36,257)	—	(42,728)
Acquisitions of businesses, net of cash acquired	(25)	(885)	(804)	—	(1,714)
Intercompany	(35,618)	—	—	35,618	—

Net cash (used in) provided by investing activities	(35,654)	(7,345)	(37,061)	35,618	(44,442)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	—	760	(420)	—	340
Intercompany proceeds (repayments)	—	(5,328)	40,946	(35,618)	—
Net proceeds (repayments) of long-term debt	48,100	—	—	—	48,100
Dividends on common stock	(1,349)	—	—	—	(1,349)
Proceeds from exercise of stock options	2,326	—	—	—	2,326

Net cash provided by (used in) financing activities	49,077	(4,568)	40,526	(35,618)	49,417

Effect of exchange rate changes on cash and cash equivalents	—	—	(23)	—	(23)

Net (decrease) increase in cash and cash equivalents	(9)	38	(669)	—	(640)
Cash and cash equivalents at the beginning of the period	83	489	2,654	—	3,226

Cash and cash equivalents at the end of the period	$74	$527	$1,985	$—	$2,586

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended January 31, 2007
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,775)	$18,769	$(5,233)	$—	$761

Cash flows from investing activities:
Purchase of property, plant and equipment	(23)	(5,859)	(44,161)	—	(50,043)
Acquisitions of businesses, net of cash acquired	(92)	(33,394)	(454)	—	(33,940)
Intercompany	(75,567)	—	—	75,567	—

Net cash (used in) provided by investing activities	(75,682)	(39,253)	(44,615)	75,567	(83,983)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	—	(2,056)	12,486	—	10,430
Intercompany proceeds (repayments)	—	22,940	52,627	(75,567)	—
Net proceeds (repayments) of long-term debt	99,200	(785)	(52)	—	98,363
Debt acquisition costs	(10,387)	—	—	—	(10,387)
Dividends on common stock	(1,337)	—	—	—	(1,337)
Proceeds from exercise of stock options	1,491	—	—	—	1,491

Net cash provided by financing activities	88,967	20,099	65,061	(75,567)	98,560

Effect of exchange rate changes on cash and cash equivalents	—	—	(18)	—	(18)

Net increase (decrease) in cash and cash equivalents	510	(385)	15,195	—	15,320
Cash and cash equivalents at the beginning of the period	401	(307)	8,130	—	8,224

Cash and cash equivalents at the end of the period	$911	$(692)	$23,325	$—	$23,544

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 14. Business Segment Information

Cooper uses operating income, as presented in our financial reports, as the primary measure of segment profitability. We do not allocate costs from corporate functions to segment operating income. Items below operating income are not considered when measuring the profitability of a segment. We use the same accounting policies to generate segment results as we do for our consolidated results.

Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are property, plant and equipment.

Segment information:

	Three Months Ended January 31,
	2008	2007
	(In thousands)
Net sales to external customers:
CooperVision net sales:
Spherical soft lens	$119,065	$106,084
Toric soft lens	70,478	63,493
Multifocal and other eye care products	16,006	14,045

Total CooperVision net sales	205,549	183,622
CooperSurgical net sales	39,484	35,798

Total net sales to external customers	$245,033	$219,420

Operating income (loss):
CVI	$22,728	$24,034
CSI	6,531	1,844
Corporate	(9,308)	(10,116)

Total operating income	19,951	15,762
Interest expense	11,106	9,792
Other income, net	642	819

Income before income taxes	$9,487	$6,789

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	January 31, 2008	October 31, 2007
	(In thousands)
Identifiable assets:
CVI	$2,216,758	$2,197,791
CSI	307,197	307,193
Corporate	60,987	55,287

Total	$2,584,942	$2,560,271

Geographic information:

	Three Months Ended January 31,
	2008	2007
	(In thousands)
Net sales to external customers by country of domicile:
United States	$113,583	$105,700
Europe	81,310	69,682
Rest of world	50,140	44,038

Total	$245,033	$219,420

	January 31, 2008	October 31, 2007
	(In thousands)
Long-lived assets by country of domicile:
United States	$317,381	$297,824
Europe	293,325	298,296
Rest of world	8,574	8,410

Total	$619,280	$604,530

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

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

•

Disruptions or delays related to implementation of information technology systems covering the Company’s businesses, or other events which could result in management having to report a material weakness in the effectiveness of the Company’s internal control over financial reporting in its Form 10-Q and Form 10-K filings.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

In this section we discuss the results of our operations for the first quarter of fiscal 2008 and compare them with the same period of fiscal 2007. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

First Quarter Highlights

•	Sales of $245.0 million, up 12%, 7% in constant currency.

•	Gross profit up 10%.

•	Operating income up 27% to $20.0 million.

•	Diluted earnings per share of 15 cents, up from 12 cents.

•

Results include $12.1 million of production start up and other restructuring and integration costs, $3.4 million of intellectual property litigation costs and $5.2 million of share-based compensation expenses.

Outlook

We believe that CVI will continue to compete successfully in the worldwide contact lens market with its disposable spherical, phosphorylcholine (PC) Technology™ and specialty contact lenses. We believe that market demographics are favorable with the reported incidence of myopia continuing to increase worldwide and with the teenage population in the United States, the age when most contact lens wear begins, projected to grow considerably over the next two decades. CVI expects greater market penetration in Europe and Asia as practitioners increasingly prescribe more specialty lenses.

We are in the process of developing and launching a number of new contact lens products to enhance CVI’s broad and competitive product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology materials and new lens designs, including toric and multifocal lenses. Contact lenses utilizing silicone hydrogel materials have grown significantly, and this material is a major product material in the industry. The Company has launched Biofinity, a silicone hydrogel contact lens product, with sales in Europe, the United States and Australia and expects to launch Avaira™, a two-week silicone hydrogel contact lens, in April 2008. While initial customer reaction from Biofinity has been favorable, our future growth may be limited by our late entry into the silicone hydrogel market. We also face challenges associated with manufacturing a new material on a new manufacturing platform and are incurring additional manufacturing costs as we attempt to ramp up production volumes and improve efficiencies. We believe that our ability to succeed with silicone hydrogel products will be an important factor affecting future levels of sales growth and profitability.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

During fiscal 2007, we were engaged in litigation with regard to our silicone hydrogel product and certain lens design patents. In November 2007, we reached a global settlement agreement with CIBA Vision, the eye care unit of Novartis AG, that resolves all disputes with respect to current patent infringement litigation between the companies. Under the terms of the settlement, the companies have agreed to cross license rights to these patents, and CVI has agreed to pay a royalty on its future net U.S. contact lens sales of Biofinity until 2014 and on net sales outside of the United States until 2016.

Our operating results reflect the progression through our integration plan that is designed to optimize operational synergies of our acquisition of Ocular. Integration activities began in January 2005 and are expected to continue through mid calendar year 2008 as we expand preferred manufacturing practices and finalize the integration of duplicate distribution facilities. Our geographic mix of income and certain expenses associated with the integration plan impacted jurisdictions with lower tax rates. As a result, our effective tax rate has increased correspondingly.

CSI has built an extensive product portfolio through acquisition and internal development, and we anticipate that CSI will continue to consolidate the women’s healthcare market. CSI expects to benefit from favorable demographic trends as the women of the “baby-boomer” generation are now reaching the age when gynecological procedures that utilize CSI products are performed most frequently.

Regarding capital resources, we believe that cash and cash equivalents on hand of $2.6 million plus cash from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and small acquisitions. We expect capital expenditures in fiscal 2008 of approximately $160 million to $170 million, primarily to expand silicone hydrogel and single-use lens manufacturing capacity, complete the consolidation of distribution centers and for information technology. We now expect fiscal 2009 capital expenditures to decrease to $125 million to $140 million due to yield improvements in several processes and the expected completion of the plant expansion in Puerto Rico during fiscal 2008.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended January 31,		% Growth
	2008	2007
Net sales	100%	100%	12%
Cost of sales	42%	41%	14%

Gross profit	58%	59%	10%
Selling, general and administrative expense	45%	44%	13%
Research and development expense	3%	5%	(27%)
Restructuring costs	—	1%	(56%)
Amortization of intangibles	2%	2%	12%

Operating income	8%	7%	27%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Net Sales

Cooper’s two business units, CooperVision and CooperSurgical, generate all its sales:

•	CVI develops, manufacturers and markets a broad range of contact lenses for the worldwide vision care market.

•	CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $25.6 million, or 12%:

	Three Months Ended January 31,		% Increase
	2008	2007
	($ in millions)
CVI	$205.5	$183.6	12%
CSI	39.5	35.8	10%

	$245.0	$219.4	12%

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

These shifts generally favor CVI’s core product lines of specialty lenses, PC Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses, 74% of CVI’s worldwide business. Additionally, it is important that CVI develop a range of silicone hydrogel products. CVI has launched Biofinity, its silicone hydrogel lens, with sales in Europe, the United States and Australia and is in the process of expanding its manufacturing capacity to grow sales. CVI anticipates launching a second silicone hydrogel spherical lens, Avaira, in April 2008 and a silicone hydrogel toric lens at the end of calendar 2008.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Definitions: Contact lens revenue includes sales of conventional, disposable, long-term extended wear lenses and single-use lenses, some of which are aspherically designed, and specialty lenses - toric lenses, multifocal lenses and cosmetic lenses.

•

Aspheric lenses correct for near- and farsightedness and have additional optical properties that help improve visual acuity in low light conditions and can correct low levels of astigmatism and low levels of presbyopia, an age-related vision defect.

•	Toric lens designs correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Multifocal lens designs correct presbyopia.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

•	Proclear® lenses, manufactured using proprietary PC Technology, help enhance tissue/device compatibility and offer improved lens comfort.

CVI Net Sales by Market

	Three Months Ended January 31,		% Increase
	2008	2007
	($ in millions)
Americas	$87.1	$81.4	7%
Europe	81.6	70.4	16%
Asia Pacific	36.8	31.8	16%

	$205.5	$183.6	12%

CVI’s worldwide net sales grew 12% in the quarter, 6% in constant currency. Americas sales grew 7%, 5% in constant currency, primarily due to market gains of CVI’s silicone hydrogel lens, Biofinity, disposable toric and single-use lenses. European sales grew 16%, 6% in constant currency, driven by significant increases in sales of Biofinity, disposable toric and disposable sphere products. Sales to the Asia Pacific region grew 16%, 8% in constant currency, primarily due to significant sales growth of single-use sphere products.

Net sales growth includes increases in single-use spheres up 39%, at $35.1 million, all disposable spheres up 14% and total spheres up 12%. Biofinity had sales of $9.1 million primarily in Europe and the United States. Disposable toric sales grew 14% with total toric sales up 11% and disposable multifocal sales up 26%. CVI’s line of specialty lenses grew 12%. Cosmetic lenses declined 1%, and older conventional lens products declined 12%. Proclear products continued global market share gains as Proclear toric sales increased 49% to $15.5 million, Proclear spheres, including Biomedics XC™ and Proclear 1 Day™, increased 24% to $26.6 million and Proclear multifocal lenses, including Biomedics XC, increased 42% to $9.5 million.

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

CSI Net Sales

CSI’s first quarter net sales increased 10% to $39.5 million with organic sales growth of about 3%. Sales of products marketed directly to hospitals grew 19% and now represent 29% of CSI’s sales. Women’s healthcare products used primarily by obstetricians and gynecologists generate 95% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. Unit growth and product mix are the primary influences of CSI’s organic sales growth. Average realized prices by product have not materially influenced organic sales growth.

Cost of Sales/Gross Profit

Gross profit as a percentage of net sales (margin) was:

	Margin Three Months Ended January 31,
	2008	2007
CVI	58%	59%
CSI	60%	60%
Consolidated	58%	59%

CVI’s margin was 58% for the first quarter of fiscal 2008 compared with 59% for the first quarter last year, with the decline a result of manufacturing inefficiencies related to new products and integration activities, changing product mix and unfavorable foreign currency that flowed through cost of sales. The changing product mix included a shift to lower margin sphere products, including single-use spheres that represented 17% of lens sales in the current period compared to 14% in the first quarter of fiscal 2007. CVI’s fiscal 2008 cost of sales includes production start-up costs for our new silicone hydrogel products, share-based compensation and integration activities. These costs amounted to $9.5 million or 5% of sales in the three-month period. For 2007, cost of sales included restructuring costs, share-based compensation and production start-up costs, which were 3% of sales in the three-month period.

CSI’s margin was 60%, the same as the first quarter last year. Gross margin reflects continuing efficiencies associated with recent acquisitions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selling, General and Administrative (SGA) Expense

	Three Months Ended January 31,
	2008	% Net Sales	2007	% Net Sales	% Increase
	($ in millions)
CVI	$86.2	42%	$73.9	40%	17%
CSI	14.4	36%	13.5	38%	6%
Headquarters	9.3	N/A	10.1	N/A	(8%)

	$109.9	45%	$97.5	44%	13%

In the first quarter of fiscal 2008, consolidated SGA increased by 13% and as a percentage of net sales, increased to 45% from 44% in the first quarter of 2007. CVI’s SGA increased 17%, primarily due to costs supporting increased sales levels as well as lenses used in marketing programs, litigation costs and integration costs, including the rationalization of distribution centers. SGA as a percentage of net sales increased to 42% in the period from 40% in 2007. During fiscal 2007, we were engaged in litigation with regard to our silicone hydrogel product and certain lens design patents. In November 2007, we reached a global settlement agreement with CIBA Vision, the eye care unit of Novartis AG, that resolves all disputes with respect to current patent infringement litigation between the companies. Under the terms of the settlement, the companies have agreed to cross license rights to these patents, and CVI has agreed to pay a royalty on its future net U.S. contact lens sales of Biofinity until 2014 and on net sales outside of the United States until 2016. CSI’s SGA increased 6%, which supported the 10% increase in sales.

Corporate headquarters’ expenses decreased 8% to $9.3 million in the three-month period, primarily due to reduced share-based compensation of $3.3 million in the three-month period of 2008 compared to $4.6 million in the three-month period of fiscal 2007.

Research and Development Expense

During the fiscal first quarter, CVI’s research and development expenditures were $6.6 million, up 14% over the first quarter of fiscal 2007 and were 3% of sales in both periods. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

CSI’s research and development expenditures were $1.5 million, and as a percentage of net sales increased to 4% from 3% before a first quarter of 2007 charge of $4.2 million for acquired in-process research and development. CSI’s research and development activities include the upgrade and redesign of many CSI osteoporoses, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Income

Operating income (loss) increased by $4.2 million, or 27%, in the first quarter:

	Three Months Ended January 31,
	2008	% Net Sales	2007	% Net Sales	% Increase (Decrease)
	($ in millions)
CVI	$22.7	11%	$24.1	13%	(5%)
CSI	6.6	17%	1.8	5%	254%
Headquarters	(9.3)	N/A	(10.1)	N/A	8%

	$20.0	8%	$15.8	7%	27%

Interest Expense

Interest expense increased by $1.3 million or 13%, primarily reflecting an increase in our long-term borrowings used for capital expenditures.

Other Income (Expense), Net

	Three Months Ended January 31,
	2008	2007
	(In millions)
Interest income	$0.1	$0.3
Foreign exchange gain	0.7	0.8
Other	(0.2)	(0.3)

	$0.6	$0.8

Provision for Income Taxes

We recorded tax expense of $2.6 million in the first quarter of fiscal 2008 compared to $1.4 million in the first quarter of fiscal 2007. The effective tax rate for the first quarter of fiscal 2008 (provision for taxes divided by income before taxes) was approximately 27.5 percent compared to approximately 21.2 percent for the first quarter of fiscal 2007. The increase in our effective tax rate was due primarily to our geographic mix of income, which continues to be impacted by certain expenses associated with the Ocular integration plan in jurisdictions with lower tax rates.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options, restricted stock awards and restricted stock units were as follows:

	Three Months Ended January 31,
	2008	2007
	(In millions)
Selling, general and administrative expense	$5.2	$6.7
Cost of sales	0.4	0.3
Research and development expense	(0.4)	0.2
Capitalized in inventory	0.4	0.5

Total compensation	$5.6	$7.7

Related income tax benefit	$1.6	$2.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

First Quarter Highlights

•	Cash used in operating activities of $5.6 million vs. cash provided by operating activities of $0.8 million in the first quarter of fiscal 2007.

•	Expenditures for purchases of property, plant and equipment (PP&E) $42.7 million vs. $50.0 million in last year’s first quarter.

Comparative Statistics

	January 31, 2008	October 31, 2007
	($ in millions)
Cash and cash equivalents	$2.6	$3.2
Total assets	$2,584.9	$2,560.3
Working capital	$286.3	$231.0
Total debt	$925.1	$876.6
Stockholders’ equity	$1,413.5	$1,423.6
Ratio of debt to equity	0.65:1	0.62:1
Debt as a percentage of total capitalization	40%	38%
Operating cash flow - twelve months ended	$127.6	$134.0

Working Capital

The increase in working capital in the fiscal first quarter of 2008 was primarily due to our adoption of FIN 48, which resulted in a reclassification of certain short-term tax liabilities to long term (see Note 9. Income Taxes), the building of inventories in anticipation of new product launches and increasing sales levels, a decrease in accounts payable and other accrued liabilities and an increase in our long-term borrowings. The increase in working capital was partially offset by cash used to pay for capital equipment.

Operating Cash Flow

Cash used in operating activities totaled $5.6 million in the first quarter of fiscal 2008, and cash provided by operating activities was $127.6 million over the twelve-month period ended January 31, 2008. Operating cash flow decreased in the quarter as we have utilized cash to build inventory in support of new product launches, for costs associated with our Ocular integration plan and for the reduction of accounts payable and other accrued liabilities.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

At the end of the first quarter of fiscal 2008, Cooper’s inventory months on hand (MOH) decreased to 8.2 from 8.3 in last year’s first quarter but increased from an adjusted MOH of 7.4 at October 31, 2007, as inventory was built to support new product launches and distribution center consolidations. Also, our days sales outstanding (DSO) decreased to 62 days from 64 days in last year’s first quarter. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flow

The cash outflow of $44.4 million from investing activities was for capital expenditures of $42.7 million used primarily to expand manufacturing capacity and continue the rollout of new information systems and payments of $1.7 million related to previous acquisitions.

Financing Cash Flow

The cash inflow of $49.4 million from financing activities was driven by net proceeds from long-term debt of $48.1 million and $2.3 million from the exercise of stock options, partially offset by dividends on our common stock of $1.3 million paid in the first quarter of 2008.

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

•

Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). The SFAS 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. The valuation of each of our reporting units is determined using a combination of discounted cash flows, an income valuation approach, and the guideline company method, a market valuation approach. When available and as appropriate, we use comparative market multiples to corroborate fair value results. A reporting unit is the level of reporting at which goodwill is tested for impairment

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our fiscal third quarter 2007, and our analysis indicated that we had no impairment of goodwill.

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

•

Share-based compensation – Under the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) as interpreted by SEC Staff Accounting Bulletin No. 107, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper’s stock price volatility, employee exercise behavior and employee forfeiture rates.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes (SFAS 109). The Company adopted the provisions of FIN 48 on November 1, 2007. Under FIN 48, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how the Company measures the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the consolidated financial statements for any unrecognized tax benefits. FIN 48 also addresses when the Company should record interest and penalties related to tax positions and how the interest and penalties may be classified within our Consolidated Statement of Income and presented in the Consolidated Balance Sheet. We discuss our adoption of FIN 48 at Note 9. Income Taxes.

As a result, the Company reduced its net liability for unrecognized tax benefits by $5.3 million, which was accounted for as an increase to retained earnings. As of the adoption date, the Company had total gross unrecognized tax benefits of $18.9 million. If recognized, $16.5 million of unrecognized tax benefits would impact the Company’s effective tax rate. For the three-month period ended January 31, 2008, there were no material changes to the total amount of unrecognized tax benefits. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Interest and penalties of $1.75 million have been reflected as a component of the total liability as of the date of adoption of FIN 48. It is the Company’s policy to recognize as additional income tax expense, the items of interest and penalties directly related to income taxes.

Included in the balance of unrecognized tax benefits at November 1, 2007 is $0.6 million to $1.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to transfer pricing in various jurisdictions, state net operating losses and expiring statutes in various jurisdictions worldwide.

As of January 31, 2008, the tax years for which the Company remains subject to U.S. Federal income tax assessment upon examination are 2004 through 2007. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, Japan and Australia for the tax years 2003 through 2007.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS 141R further requires that acquisition related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS 141R also establishes disclosure requirements which will require disclosure of the nature and financial effects of the business combination. The Company is currently evaluating the impact of SFAS 141R, which is effective for the Company beginning in our fiscal year ending October 31, 2010, will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 as issued is effective for fiscal years beginning after November 15, 2007. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 defers the implementation of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities. The remainder of SFAS 157 is effective, for the Company, beginning our fiscal year ending October 31, 2009. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning our fiscal year ending October 31, 2010. The Company is currently evaluating the impact that the adoption of FAS 157 will have on its consolidated financial statements.

In October 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Prior to the adoption of SFAS 158, the Company accounted for its defined benefit postretirement plan under SFAS No. 87,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Employers Accounting for Pensions (SFAS 87). SFAS 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation liability exceeded the fair value of plan assets. In fiscal year 2007, the adjustment to initially apply SFAS 158 was approximately $1.5 million net of tax benefit of about $1.0 million, and was recorded as a non-cash charge to accumulated other comprehensive income in stockholders’ equity. Under SFAS 87, changes in the funded status were disclosed but not immediately recognized; rather they were deferred and recognized ratably over future periods. In addition, SFAS 158 requires that the postretirement plan assets and obligations be measured as of the end of our fiscal year. We plan to adopt the measurement provisions of SFAS 158 in our fiscal year ending October 31, 2009, and are currently evaluating the impact of this provision of SFAS 158 on our consolidated financial statements. See Note 10. Employee Benefits.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides the option to measure, at fair value, eligible financial instrument items, which are not otherwise required to be measured at fair value. The irrevocable decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis. Changes in that instrument’s fair value must be recognized in current earnings in subsequent reporting periods. If elected, the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. SFAS 159 also establishes additional disclosure requirements. The Company is currently evaluating the impact on our consolidated financial statements of the adoption of SFAS 159, if we elect to measure eligible financial instruments at fair value. This statement is effective for the Company beginning in our fiscal year ending October 31, 2009.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Currently, the Company does not anticipate the adoption of SFAS 160, which is effective for the Company beginning in our fiscal year ending October 31, 2010, will have a material impact on our consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Risk Management

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our pound sterling, euro, Canadian dollar and Japanese yen-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Revolver under our new credit facility varies with the London Interbank Offered Rate. Our significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging approximately $275 million of variable rate debt effectively converting it to fixed rate debt for periods of 23 months to 48 months.

Trademarks

Biofinity, Biomedics and Proclear are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. Avaira, Biomedics XC, PC Technology and Proclear 1 Day are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2008, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of January 31, 2008, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In re The Cooper Cos., Inc., Securities Litigation

On February 15, 2006, Alvin L. Levine filed a putative securities class action lawsuit in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board and a director, Robert S. Weiss, its Chief Executive Officer and a director, and John D. Fruth, a director. Two similar putative class action lawsuits were also filed in the United States District Court for the Central District of California, Case Nos. SACV-06-306 CJC and SACV-06-331 CJC. On May 19, 2006, the Court consolidated all three actions under the heading In re Cooper Companies, Inc. Securities Litigation and selected a lead plaintiff and lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4.

The lead plaintiff filed a consolidated complaint on July 31, 2006. The consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004, and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, Messrs. Bender, Weiss, and Fruth, the consolidated complaint names as defendants several of the Company’s other current officers and directors and former officers. On July 13, 2007, the Court granted Cooper’s motion to dismiss the consolidated complaint and granted the lead plaintiff leave to amend to attempt to state a valid claim.

On August 9, 2007, the lead plaintiff filed an amended consolidated complaint. As before, the amended consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004, and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, the amended consolidated complaint names as defendants Messrs. Bender, Weiss, Fruth, Steven M. Neil, the Company’s former Executive Vice President and Chief Financial Officer, and Gregory A. Fryling, CooperVision’s former President and Chief Operating Officer.

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

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court dismissed all claims against Mr. Fruth with leave to amend. Plaintiff did not amend their consolidated amended complaint within the time permitted by the Court. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. The Company intends to defend this matter vigorously.

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

On November 21, 2006, CVI filed a lawsuit against CIBA in the United States District Court for the Eastern District of Texas alleging that CIBA is infringing United States Patent Nos. 7,134,753 and 7,133,174 by, among other things, making, using, selling and offering to sell its O2Optix toric line of contact lenses. The parties entered into a settlement agreement and cross-

license agreement dated November 19, 2007, pursuant to which the claims in this lawsuit and the Delaware and other Texas lawsuits described herein were resolved. The terms of the settlement are confidential and provide for prospective royalty payments by CVI. In accordance with the settlement agreement, the Court entered a stipulated consent judgment on November 26, 2007.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2007.

Item 6.	Exhibits

Exhibit Number	Description

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7, “Earnings per Share,” to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 7, 2008	/s/ Rodney E. Folden
Rodney E. Folden Corporate Controller (Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7, “Earnings per Share,” to the Consolidated Condensed Financial Statements in this report.