Form 10-Q
period 2008-04-30
COOPER COMPANIES INC
filed 2008-06-06
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☒                                                                                                           Accelerated filer  ☐

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	44,993,632 Shares
Class	Outstanding at May 31, 2008

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Net sales	$263,451	$225,535	$508,484	$444,955
Cost of sales	113,443	99,079	215,594	188,587

Gross profit	150,008	126,456	292,890	256,368
Selling, general and administrative expense	107,529	100,934	217,409	198,457
Research and development expense	9,116	7,957	17,248	19,068
Restructuring costs	526	2,842	1,349	4,707
Amortization of intangibles	4,371	4,192	8,467	7,843

Operating income	28,466	10,531	48,417	26,293
Interest expense	12,070	10,918	23,176	20,710
Other (expense) income, net	(450)	9	192	828

Income (loss) before income taxes	15,946	(378)	25,433	6,411
Provision for income taxes	4,705	149	7,315	1,590

Net income (loss)	$11,241	$(527)	$18,118	$4,821

Basic earnings (loss) per share	$0.25	$(0.01)	$0.40	$0.11

Diluted earnings (loss) per share	$0.25	$(0.01)	$0.40	$0.11

Number of shares used to compute earnings (loss) per share:
Basic	44,989	44,645	44,965	44,606

Diluted	47,740	44,645	47,759	45,012

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	April 30, 2008	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,911	$3,226
Trade accounts receivable, net of allowance for doubtful accounts of $4,913 at April 30, 2008 and $6,194 at October 31, 2007	176,268	164,493
Inventories, net	293,397	267,914
Deferred tax assets	25,280	23,395
Prepaid expenses and other current assets	59,810	58,494

Total current assets	556,666	517,522

Property, plant and equipment, at cost	859,870	797,038
Less: accumulated depreciation and amortization	221,727	192,508

	638,143	604,530

Goodwill	1,256,949	1,253,686
Other intangibles, net	138,029	145,833
Deferred tax assets	25,250	20,015
Other assets	14,621	18,685

	$2,629,658	$2,560,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$39,258	$46,514
Accounts payable	68,109	61,377
Employee compensation and benefits	29,611	33,772
Accrued acquisition costs	8,117	10,303
Accrued income taxes	14,596	40,322
Other current liabilities	81,097	94,192

Total current liabilities	240,788	286,480

Long-term debt	901,787	830,116
Deferred tax liability	12,538	10,678
Accrued pension liability and other	40,839	9,408

Total liabilities	1,195,952	1,136,682

Commitments and Contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 45,344 at April 30, 2008 and 45,253 at October 31, 2007	4,534	4,525
Additional paid-in capital	1,031,103	1,018,949
Accumulated other comprehensive income	47,255	71,882
Retained earnings	356,233	334,127
Treasury stock at cost: 353 shares at April 30, 2008 and 384 shares at October 31, 2007	(5,419)	(5,894)

Stockholders’ equity	1,433,706	1,423,589

	$2,629,658	$2,560,271

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income	$18,118	$4,821
Depreciation and amortization	41,128	32,939
Decrease in operating capital	(54,068)	(8,511)
Other non-cash items	6,314	19,185

Net cash provided by operating activities	11,492	48,434

Cash flows from investing activities:
Purchases of property, plant and equipment	(76,874)	(90,090)
Acquisitions of businesses, net of cash acquired, and other	(3,062)	(68,793)

Net cash used in investing activities	(79,936)	(158,883)

Cash flows from financing activities:
Net (repayments) proceeds of short-term debt	(7,260)	22,721
Repayments of long-term debt	(221,870)	(839,964)
Proceeds from long-term debt	293,470	938,200
Debt acquisition costs	—	(11,226)
Dividends on common stock	(1,349)	(1,337)
Excess tax benefit from share-based compensation arrangements	1,758	176
Proceeds from exercise of stock options	2,372	5,313

Net cash provided by financing activities	67,121	113,883
Effect of exchange rate changes on cash and cash equivalents	8	375

Net (decrease) increase in cash and cash equivalents	(1,315)	3,809
Cash and cash equivalents - beginning of period	3,226	8,224

Cash and cash equivalents - end of period	$1,911	$12,033

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Net income (loss)	$11,241	$(527)	$18,118	$4,821
Other comprehensive income (loss):
Foreign currency translation adjustment	5,549	10,675	(8,841)	19,875
Change in value of derivative instruments, net of tax	(1,682)	(3,347)	(15,786)	(827)

Other comprehensive income (loss)	3,867	7,328	(24,627)	19,048

Comprehensive income (loss)	$15,108	$6,801	$(6,509)	$23,869

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at April 30, 2008 and October 31, 2007, the consolidated results of its operations for the three and six months ended April 30, 2008 and 2007 and its cash flows for the six months ended April 30, 2008 and 2007. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

•

Revenue recognition – We recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CSI medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been major factors in our business since a high percentage of our revenue is from direct sales to doctors. The Company records taxes collected from customers on a net basis, as these taxes are not included in revenue.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes (SFAS 109). The Company adopted the provisions of FIN 48 on November 1, 2007. Under FIN 48, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how the Company measures the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the consolidated financial statements for any unrecognized tax benefits. FIN 48 also addresses when the Company should record interest and penalties related to tax positions and how the interest and penalties may be classified within our Consolidated Statement of Operations and presented in the Consolidated Balance Sheet. We discuss our adoption of FIN 48 at Note 9. Income Taxes.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), with the intent of providing users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures above fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. The provisions of this statement are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161, which is effective for the Company in our fiscal year ending October 31, 2010 and related interim periods, will have on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of FSP APB 14-1, which is effective for the Company in our fiscal year ending October 31, 2010, and related interim periods, will have on our consolidated financial statements.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

We estimate that the total restructuring costs under this integration plan, exclusive of accrued acquisition related costs, will be approximately $50 million, of which approximately $25 - $30 million is cash related, and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Operations. In the three- and six-month periods, we reported $0.2 million and $0.4 million in cost of sales and $0.5 million and $1.3 million in restructuring costs, respectively. The following table summarizes the restructuring costs incurred under this integration plan through April 30, 2008.

	Plant Shutdown	Severance	Asset Impairments	Other	Total
	(In millions)
Restructuring costs incurred through October 31, 2007	$9.5	$8.2	$9.3	$20.2	$47.2
For the six-month period ended April 30, 2008	0.4	0.9	—	0.4	1.7

	$9.9	$9.1	$9.3	$20.6	$48.9

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Below is a summary of activity related to accrued acquisition costs for the six months ended April 30, 2008.

Description	Balance October 31, 2007	Additions	Payments	Balance April 30, 2008
	(In thousands)
Plant shutdown	$2,096	$—	$113	$1,983
Severance	3,751	—	711	3,040
Legal and consulting	3,192	—	295	2,897
Other	1,264	—	1,067	197

	$10,303	$—	$2,186	$8,117

Note 3. Inventories, Net

	April 30, 2008	October 31, 2007
	(In thousands)
Raw materials	$48,182	$37,754
Work-in-process	9,306	11,044
Finished goods	235,909	219,116

	$293,397	$267,914

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 4. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of October 31, 2007	$1,048,682	$205,004	$1,253,686
Additions (reductions) during the six-month period ended April 30, 2008	958	(542)	416
Translation and other	2,847	—	2,847

Balance as of April 30, 2008	$1,052,487	$204,462	$1,256,949

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Other Intangible Assets

	As of April 30, 2008		As of October 31, 2007
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$2,907	$664	$2,907	$507
Technology	90,340	32,045	90,064	27,849
Shelf space and market share	86,386	19,314	86,386	15,758
License and distribution rights and other	17,099	6,680	16,713	6,123

	196,732	$58,703	196,070	$50,237

Less accumulated amortization and translation	58,703		50,237

Other intangible assets, net	$138,029		$145,833

We estimate that amortization expense will be about $16.1 million per year in the five-year period ending October 31, 2012.

Note 5. Debt

	April 30, 2008	October 31, 2007
	(In thousands)
Short-term:
Overdraft and other credit facilities	$39,258	$46,514

Long-term:
Convertible senior debentures, net of discount of $2,180 and $2,252	$112,820	$112,748
Senior unsecured revolving line of credit	438,600	367,000
7.125% senior notes	350,000	350,000
Other	367	368

	$901,787	$830,116

Note 6. Derivative Instruments

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to minimize transaction remeasurement and specified economic exposures with derivatives instruments such as foreign currency forward contracts and cross currency swaps. The gains and losses on these derivatives are intended to at least partially offset the transaction gains and losses

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

recognized in earnings. We do not enter into derivatives for speculative purposes. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings.

Cash Flow Hedging

In March 2008, the Company entered into approximately $15.9 million of foreign currency forward contracts with maturities of up to eight months to reduce foreign currency fluctuations related to forecasted foreign currency denominated purchases and sales of product. In January 2008, the Company entered into approximately $142 million of foreign currency forward contracts with maturities of up to ten months to reduce foreign currency fluctuations related to forecasted foreign currency denominated purchases and sales of product. The derivatives are accounted for as cash flow hedges under SFAS 133 and are expected to be effective throughout the life of the hedges. No ineffectiveness was recorded during the period.

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. The change in fair value of these derivatives is recognized in other income or expense and is intended to offset the remeasurement gains and losses associated with the non-functional currency assets and liabilities. In January 2008, the Company entered into approximately $57 million of foreign currency forward contracts to reduce foreign currency fluctuation related to the balance sheet translation of certain intercompany balances.

Interest Rate Swaps

On January 31, 2007, the Company refinanced its syndicated bank credit facility with a $650 million syndicated Senior Unsecured Revolving Line of Credit and $350 million aggregate principal amount of 7.125% Senior Notes. As part of this debt structure, the Company entered into five interest rate swaps, which hedge variable interest payments related to the Company’s $650 million credit facility by exchanging variable rate interest risk for a fixed interest rate. The Company has qualified and designated these swaps under SFAS 133 as cash flow hedges, and records the offset of the cumulative fair market value, net of tax effect to other comprehensive income (loss) (OCI) in our Consolidated Balance Sheet.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. No material ineffectiveness was recognized on the five outstanding interest rate swaps during the current fiscal year. As of April 30, 2008, the fair value of the five outstanding swaps, approximately $10.5 million, was recorded as a liability and the effective offset, net of tax was recorded in OCI in our Consolidated Balance Sheet.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 7. Earnings Per Share

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(In thousands, except for per share amounts)
Net income (loss)	$11,241	$(527)	$18,118	$4,821
Add interest charge applicable to convertible debt, net of tax	523	—	1,046	—

Income (loss) for calculating diluted earnings (loss) per share	$11,764	$(527)	$19,164	$4,821

Basic:
Weighted average common shares	44,989	44,645	44,965	44,606

Basic earnings (loss) per common share	$0.25	$(0.01)	$0.40	$0.11

Diluted:
Weighted average common shares	44,989	44,645	44,965	44,606
Effect of dilutive stock options	161	—	204	406
Shares applicable to convertible debt	2,590	—	2,590	—

Diluted weighted average common shares	47,740	44,645	47,759	45,012

Diluted earnings (loss) per common share	$0.25	$(0.01)	$0.40	$0.11

The following table sets forth stock options to purchase Cooper’s common stock, restricted stock units and common shares applicable to convertible debt that are not included in the diluted net income per share calculation because to do so would be antidilutive for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Numbers of stock option shares excluded	4,227,896	4,901,535	4,057,896	3,187,783

Range of exercise prices	$35.69-$80.51	$15.35-$80.51	$37.90-$80.51	$52.40-$80.51

Number of restricted stock units excluded	263,975	—	263,975	—

Number of common shares applicable to convertible debt	—	2,590,090	—	2,590,090

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 8. Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options, restricted stock awards and restricted stock units were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(In millions)
Selling, general and administrative expense	$1.8	$2.7	$7.0	$9.4
Cost of sales	0.4	0.3	0.8	0.6
Research and development expense	0.2	0.2	(0.2)	0.4
Restructuring costs	—	0.8	—	0.8
Capitalized in inventory	0.4	0.5	0.8	1.0

Total compensation expense	$2.8	$4.5	$8.4	$12.2

Related income tax benefit	$0.6	$1.0	$2.3	$3.1

The status of the Company’s stock option plans at April 30, 2008, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2007	5,199,534	$53.06
Granted	157,300	38.93
Exercised	(104,000)	22.80
Forfeited or expired	(301,837)	59.84

Outstanding at April 30, 2008	4,950,997	52.84	5.85	—

Vested and exercisable at April 30, 2008	2,062,907	43.66	4.94	—

The weighted-average fair value of each option granted during the three and six months ended April 30, 2008, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $10.67 and $10.91, respectively. For the 2006 Directors Plan, the weighted-average fair value of options granted for the six months ended April 30, 2008, was $14.23; there were no options granted during the three months ended April 30, 2008. As of April 30, 2008, there was $20.2 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The fair value of each option award granted during the three and six months ended April 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option valuation model and weighted-average assumptions in the following table.

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Expected life	3.2 years	2.71 to 2.8 yrs.	3.2 to 5.16 yrs.	2.71 to 5.16 yrs.
Expected volatility	29.1%	29.3% to 30.4%	29.1%	29.3% to 30.4%
Risk-free interest rate	4.37%	4.50% to 4.73%	3.99% to 4.37%	4.47% to 4.73%
Dividend yield	0.10%	0.09% to 0.117%	0.10%	0.09%

The status of the Company’s non-vested restricted stock units (RSUs) at April 30, 2008, is summarized below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2007	167,700	$42.65
Granted	100,250	31.90
Forfeited or expired	(3,975)	42.65

Non-vested RSUs at April 30, 2008	263,975	42.52

As of April 30, 2008, there was $9.4 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average requisite service period of 2.44 years.

Note 9. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first half of fiscal 2008 was 28.8 percent. GAAP require that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provision for income taxes for the six-month period ended April 30, 2007, was 24.8 percent.

The Company adopted the provisions of FIN 48 on November 1, 2007. Under FIN 48, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As a result, the Company reduced its net liability for unrecognized tax benefits by $5.3 million, which was accounted for as an increase to retained earnings. As of the adoption date, the Company had total gross unrecognized tax benefits of $18.9 million. If recognized, $16.5 million of unrecognized tax benefits would impact the Company’s effective tax rate. For the six-month period ended April 30, 2008, there were no material changes to the total amount of unrecognized tax benefits. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.

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

As of April 30, 2008, the tax years for which the Company remains subject to U.S. Federal income tax assessment upon examination are 2004 through 2007. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, Japan and Australia for the tax years 2003 through 2007.

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

Cooper’s results of operations for the three and six months ended April 30, 2008 and 2007 reflect the following pension costs.

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(In thousands)
Components of net periodic pension cost:
Service cost	$750	$714	$1,501	$1,429
Interest cost	509	453	1,018	906
Expected returns on assets	(593)	(458)	(1,187)	(916)
Amortization of prior service cost	8	8	15	15
Amortization of transition obligation	6	7	13	13
Recognized net actuarial loss	—	42	—	85

Net periodic pension cost	$680	$766	$1,360	$1,532

No pension contributions were made during either period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 11. Cash Dividends

We paid a semiannual dividend of approximately $1.3 million or 3 cents per share on January 4, 2008, to stockholders of record on December 14, 2007. On May 15, 2008, we announced that the Company declared a semiannual dividend of 3 cents per share payable on July 3, 2008, to stockholders of record on June 13, 2008.

Note 12. Contingencies

Legal Proceedings

In re The Cooper Cos., Inc., Securities Litigation

On February 15, 2006, Alvin L. Levine filed a putative securities class action lawsuit in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board and a director, Robert S. Weiss, its Chief Executive Officer and a director, and John D. Fruth, a former director. Two similar putative class action lawsuits were also filed in the United States District Court for the Central District of California, Case Nos. SACV-06-306 CJC and SACV-06-331 CJC. On May 19, 2006, the Court consolidated all three actions under the heading In re Cooper Companies, Inc. Securities Litigation and selected a lead plaintiff and lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4.

The lead plaintiff filed a consolidated complaint on July 31, 2006. The consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004, and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, Messrs. Bender, Weiss, and Fruth, the consolidated complaint named as defendants several of the Company’s other current officers and directors and former officers. On July 13, 2007, the Court granted Cooper’s motion to dismiss the consolidated complaint and granted the lead plaintiff leave to amend to attempt to state a valid claim.

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

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court dismissed all claims against Mr. Fruth with leave to amend. The lead plaintiff did not amend the consolidated amended complaint within the time permitted by the Court. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. On April 8, 2008, the Court granted a motion by Mr. Neil for judgment on the pleadings as to him, and granted leave to amend. The lead plaintiff did not amend the consolidated amended complaint within the time permitted by the Court. The Company intends to defend this matter vigorously.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth, Marx, Rosenberg, and Fryling. It also names as defendants current directors Michael Kalkstein, Stanley Zinberg, Allan Rubenstein, and one former director. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. Under the existing scheduling order, the Company has until November 17, 2008, to respond to the consolidated amended complaint.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Presented below are the Consolidating Condensed Statements of Operations for the three and six months ended April 30, 2008 and 2007, the Consolidating Condensed Balance Sheets as of April 30, 2008 and October 31, 2007 and the Consolidating Condensed Statements of Cash Flows for the six months ended April 30, 2008 and 2007 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended April 30, 2008
Net sales	$—	$122,668	$182,951	$(42,168)	$263,451
Cost of sales	—	51,621	101,222	(39,400)	113,443

Gross profit	—	71,047	81,729	(2,768)	150,008
Operating expenses	5,847	51,086	64,759	(150)	121,542

Operating income (loss)	(5,847)	19,961	16,970	(2,618)	28,466
Interest expense	11,685	—	385	—	12,070
Other (expense) income, net	6,465	(3,398)	(3,519)	2	(450)

Income (loss) before income taxes	(11,067)	16,563	13,066	(2,616)	15,946
Provision for (benefit from) income taxes	(5,252)	7,460	2,497	—	4,705

Net income (loss)	$(5,815)	$9,103	$10,569	$(2,616)	$11,241

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Six Months Ended April 30, 2008
Net sales	$—	$238,406	$343,131	$(73,053)	$508,484
Cost of sales	—	106,183	171,286	(61,875)	215,594

Gross profit	—	132,223	171,845	(11,178)	292,890
Operating expenses	15,155	99,475	130,129	(286)	244,473

Operating income (loss)	(15,155)	32,748	41,716	(10,892)	48,417
Interest expense	22,427	—	749	—	23,176
Other income (expense), net	11,870	(5,601)	(6,076)	(1)	192

Income (loss) before income taxes	(25,712)	27,147	34,891	(10,893)	25,433
Provision for (benefit from) income taxes	(13,866)	14,061	7,120	—	7,315

Net income (loss)	$(11,846)	$13,086	$27,771	$(10,893)	$18,118

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
	(In thousands)
April 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$30	$(248)	$2,129	$—	$1,911
Trade receivables, net	—	67,215	109,053	—	176,268
Inventories, net	—	159,171	195,715	(61,489)	293,397
Deferred tax asset	1,061	20,438	3,781	—	25,280
Other current assets	2,842	16,459	40,509	—	59,810

Total current assets	3,933	263,035	351,187	(61,489)	556,666

Property, plant and equipment, net	726	93,666	543,751	—	638,143
Goodwill	116	668,107	588,726	—	1,256,949
Other intangibles, net	—	83,142	54,887	—	138,029
Deferred tax asset	68,509	(45,535)	2,276	—	25,250
Other assets	1,686,139	898	4,093	(1,676,509)	14,621

	$1,759,423	$1,063,313	$1,544,920	$(1,737,998)	$2,629,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$327	$38,931	$—	$39,258
Other current liabilities	(1,679)	64,198	139,011	—	201,530

Total current liabilities	(1,679)	64,525	177,942	—	240,788

Long-term debt	901,420	—	367	—	901,787
Deferred tax liability	—	1	12,537	—	12,538
Intercompany and other liabilities	(111,044)	(133,150)	285,033	—	40,839

Total liabilities	788,697	(68,624)	475,879	—	1,195,952

Stockholders’ equity	970,726	1,131,937	1,069,041	(1,737,998)	1,433,706

	$1,759,423	$1,063,313	$1,544,920	$(1,737,998)	$2,629,658

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Six Months Ended April 30, 2008
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(39,229)	$(16,428)	$67,149	$—	$11,492

Cash flows from investing activities:
Purchase of property, plant and equipment	(18)	(11,525)	(65,331)	—	(76,874)
Acquisitions of businesses, net of cash acquired, and other	(97)	(1,398)	(1,567)	—	(3,062)
Intercompany (investment in subsidiaries)	(35,090)	—	(1)	35,091	—

Net cash (used in) provided by investing activities	(35,205)	(12,923)	(66,899)	35,091	(79,936)

Cash flows from financing activities:
Net (repayments) proceeds of short-term debt	—	(235)	(7,025)	—	(7,260)
Intercompany proceeds (repayments)	—	28,849	6,242	(35,091)	—
Net proceeds from long-term debt	71,600	—	—	—	71,600
Dividends on common stock	(1,349)	—	—	—	(1,349)
Excess tax benefit from share- based compensation arrangements	1,758	—	—	—	1,758
Proceeds from exercise of stock options	2,372	—	—	—	2,372

Net cash provided by (used in) financing activities	74,381	28,614	(783)	(35,091)	67,121
Effect of exchange rate changes on cash and cash equivalents	—	—	8	—	8

Net decrease in cash and cash equivalents	(53)	(737)	(525)	—	(1,315)
Cash and cash equivalents at the beginning of the period	83	489	2,654	—	3,226

Cash and cash equivalents at the end of the period	$30	$(248)	$2,129	$—	$1,911

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Six Months Ended April 30, 2007
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(16,980)	$57,909	$7,505	$—	$48,434

Cash flows from investing activities:
Purchase of property, plant and equipment	(80)	(12,110)	(77,900)	—	(90,090)
Acquisitions of businesses, net of cash acquired, and other	(326)	(67,086)	(1,381)	—	(68,793)
Intercompany (investments in subsidiaries)	(72,963)	—	—	72,963	—

Net cash (used in) provided by investing activities	(73,369)	(79,196)	(79,281)	72,963	(158,883)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	—	(2,328)	25,049	—	22,721
Intercompany proceeds (repayments)	—	26,096	46,867	(72,963)	—
Net proceeds (repayments) of long-term debt	99,100	(780)	(84)	—	98,236
Debt acquisition costs	(11,226)	—	—	—	(11,226)
Dividends on common stock	(1,337)	—	—	—	(1,337)
Excess tax benefit from share-based compensation arrangements	176	—	—	—	176
Proceeds from exercise of stock options	5,313	—	—	—	5,313

Net cash provided by (used in) financing activities	92,026	22,988	71,832	(72,963)	113,883

Effect of exchange rate changes on cash and cash equivalents	—	—	375	—	375

Net increase in cash and cash equivalents	1,677	1,701	431	—	3,809
Cash and cash equivalents at the beginning of the period	401	(307)	8,130	—	8,224

Cash and cash equivalents at the end of the period	$2,078	$1,394	$8,561	$—	$12,033

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

Segment information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(In thousands)
Net sales to external customers:
CooperVision net sales:
Spherical soft lens	$133,258	$106,362	$252,323	$212,446
Toric soft lens	73,359	67,719	143,837	131,212
Multifocal and other eye care products	15,404	14,078	31,410	28,123

Total CooperVision net sales	222,021	188,159	427,570	371,781
CooperSurgical net sales	41,430	37,376	80,914	73,174

Total net sales to external customers	$263,451	$225,535	$508,484	$444,955

Operating income (loss):
CVI	$26,319	$11,501	$49,047	$35,535
CSI	7,994	6,354	14,525	8,198
Corporate	(5,847)	(7,324)	(15,155)	(17,440)

Total operating income	28,466	10,531	48,417	26,293
Interest expense	12,070	10,918	23,176	20,710
Other (loss) income, net	(450)	9	192	828

Income (loss) before income taxes	$15,946	$(378)	$25,433	$6,411

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

	April 30, 2008	October 31, 2007
	(In thousands)
Identifiable assets:
CVI	$2,260,170	$2,197,791
CSI	309,789	307,193
Corporate	59,699	55,287

Total	$2,629,658	$2,560,271

Geographic information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(In thousands)
Net sales to external customers by country of domicile:
United States	$123,594	$112,859	$237,177	$218,559
Europe	86,349	71,818	167,659	141,500
Rest of world	53,508	40,858	103,648	84,896

Total	$263,451	$225,535	$508,484	$444,955

	April 30, 2008	October 31, 2007
	(In thousands)
Long-lived assets by country of domicile:
United States	$337,180	$297,824
Europe	292,554	298,296
Rest of world	8,409	8,410

Total	$638,143	$604,530

Note 15. Subsequent Event

In May 2008, the Company entered into approximately $296 million of foreign currency forward contracts with maturities of up to thirteen months to reduce foreign currency exposure related to forecasted foreign currency denominated purchases and sales of product. The derivatives will be accounted for as cash flow hedges under SFAS 133 and are expected to be effective through their maturities.

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

Results of Operations

In this section we discuss the results of our operations for the second quarter of fiscal 2008 and compare them with the same period of fiscal 2007. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Second Quarter Highlights

•	Sales of $263.5 million, up 17%, 10% in constant currency.

•	Gross profit up 19%.

•	Operating income up 170% to $28.5 million.

•	Diluted earnings per share of 25 cents, up from diluted loss per share of 1 cent.

•	Results include $11.3 million of production start-up and other restructuring and integration costs.

Six-Month Highlights

•	Sales of $508.5 million, up 14%, 9% in constant currency.

•	Gross margin 58% of revenue.

•	Operating income of $48.4 million.

•	Diluted earnings per share of 40 cents, up from 11 cents per share.

•	Results include $23.4 million of production start up and other restructuring and integration costs and $3.4 million of intellectual property litigation costs.

Outlook

We believe that CVI will continue to compete successfully in the worldwide contact lens market with its disposable spherical, phosphorylcholine (PC) Technology™, silicone hydrogel and specialty contact lenses. We believe that market demographics are favorable with the reported incidence of myopia continuing to increase worldwide and with the teenage population in the United States, the age when most contact lens wear begins, projected to grow considerably over the next two decades. CVI expects greater market penetration in Europe and Asia as practitioners increasingly prescribe more specialty lenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

We are in the process of developing and launching a number of new contact lens products to enhance CVI’s broad and competitive product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology materials and new lens designs, including toric and multifocal lenses. Contact lenses utilizing silicone hydrogel materials have grown significantly, and this material is a major product material in the industry. The Company has launched Biofinity®, a silicone hydrogel contact lens product, with sales in Europe, the United States and Australia and in April 2008 launched Avaira™, a two-week silicone hydrogel contact lens in the United States. While initial customer reaction from Biofinity and Avaira has been favorable, our future growth may be limited by our late entry into the silicone hydrogel market. We have achieved sufficient manufacturing capacity of Biofinity to support our business plan. For Avaira, we face challenges associated with manufacturing a new material on a new manufacturing platform and are incurring additional manufacturing costs as we attempt to ramp up production volumes and improve efficiencies for this product. We believe that our ability to succeed with silicone hydrogel products will be an important factor affecting future levels of sales growth and profitability.

During fiscal 2007, we were engaged in litigation with regard to our silicone hydrogel product and certain lens design patents. In November 2007, we reached a global settlement agreement with CIBA Vision, the eye care unit of Novartis AG, that resolves all disputes with respect to current patent infringement litigation between the companies. Under the terms of the settlement, the companies have agreed to cross license rights to these patents, and CVI has agreed to pay a royalty on its future net U.S. contact lens sales of Biofinity and Avaira until 2014 and on net sales outside of the United States until 2016.

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

Regarding capital resources, we believe that cash and cash equivalents on hand of $1.9 million plus cash from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and small acquisitions. We expect capital expenditures in fiscal 2008 of approximately $160 million to $170 million, primarily to expand silicone hydrogel and single-use lens manufacturing capacity, complete the consolidation of distribution centers and for information technology. We now expect fiscal 2009 capital expenditures to decrease to $125 million to $140 million due to yield improvements in several processes and the expected completion of the plant expansion in Puerto Rico during fiscal 2008.

Holders of our 2.625% Convertible Senior Debentures due 2023 (Securities) have a one-day right to surrender their Securities for repurchase in cash by the company on July 1, 2008 pursuant to the terms of the indenture for the Securities (Put Option). The Put Option entitles each holder of the Securities to require the company to repurchase all or any part of such holder’s Securities at a price equal to $1,000 in cash per $1,000 of principal amount of Securities plus accrued and unpaid interest. If holders exercise this put option, the Company intends to pay the purchase price solely with cash out of its Senior Unsecured Revolving Line of Credit that matures on January 31, 2012. If all outstanding Securities are surrendered for repurchase pursuant to the Put Option, the aggregate cash purchase price will be approximately $115.0 million plus accrued and unpaid interest. Holders that do not surrender their Securities for repurchase pursuant to the Put Option will maintain the rights to their Securities, subject to the terms, conditions and adjustments applicable to the Securities.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended April 30,			Percent of Sales Six Months Ended April 30,
			%			%
	2008	2007	Growth	2008	2007	Growth
Net sales	100%	100%	17%	100%	100%	14%
Cost of sales	43%	44%	14%	42%	42%	14%

Gross profit	57%	56%	19%	58%	58%	14%
Selling, general and administrative expense	41%	45%	7%	43%	45%	10%
Research and development expense	3%	4%	15%	3%	4%	(10%)
Restructuring costs	—	—	(82%)	—	1%	(71%)
Amortization of intangibles	2%	2%	4%	2%	2%	8%

Operating income	11%	5%	170%	10%	6%	84%

Net Sales

Cooper’s two business units, CooperVision and CooperSurgical, generate all its sales:

•	CVI develops, manufacturers and markets a broad range of contact lenses for the worldwide vision care market.

•	CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $38.0 million or 17% in the three-month period and $63.5 million or 14% in the six-month period:

	Three Months Ended April 30,			Six Months Ended April 30,
			%			%
	2008	2007	Increase	2008	2007	Increase
	($ in millions)
CVI	$222.0	$188.1	18%	$427.6	$371.8	15%
CSI	41.5	37.4	11%	80.9	73.2	11%

	$263.5	$225.5	17%	$508.5	$445.0	14%

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

These shifts generally favor CVI’s product lines of specialty lenses, PC Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses. Additionally, it is important that CVI develop a range of silicone hydrogel products. CVI has launched Biofinity, its silicone hydrogel lens, with sales in Europe, the United States and Australia and launched Avaira, a second silicone hydrogel spherical lens, in April 2008, and is in the process of expanding its manufacturing capacity to grow sales. CVI anticipates launching a silicone hydrogel toric in the first half of 2009.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CVI Net Sales by Market

	Three Months Ended April 30,			Six Months Ended April 30,
			%			%
	2008	2007	Increase	2008	2007	Increase
	($ in millions)
Americas	$95.4	$86.8	10%	$182.5	$168.2	9%
Europe	86.6	72.4	20%	168.2	142.8	18%
Asia Pacific	40.0	28.9	38%	76.9	60.8	27%

	$222.0	$188.1	18%	$427.6	$371.8	15%

CVI’s worldwide net sales grew 18% and 15% in the three- and six-month periods, 10% and 8% in constant currency. Americas sales grew 10% and 9% in the three- and six-month periods, 8% and 6% in constant currency, primarily due to market gains of CVI’s silicone hydrogel lens, Biofinity, PC Technology lenses and single-use lenses. European sales grew 20% and 18% in the three- and six-month periods, 8% and 7% in constant currency, driven by significant increases in sales of Biofinity, disposable toric and disposable sphere products, including Proclear 1 Day™ lenses. Sales to the Asia Pacific region grew 38% and 27% in the three- and six-month periods, 22% and 15% in constant currency, primarily due to significant sales growth of single-use sphere and toric products.

Net sales growth for the quarter includes increases in single-use spheres up 62%, at $39.4 million, all disposable spheres up 28% and total spheres up 25%. Biofinity had sales of $12.4 million primarily in Europe and the United States. Disposable toric sales grew 13% with total toric sales up 8% and disposable multifocal sales up 32%. CVI’s line of specialty lenses grew 11% and cosmetic lenses grew 16%. Older conventional lens products declined 15%. Proclear products continued global market share gains as Proclear toric sales increased 45% to $17.7 million, Proclear spheres, including Biomedics XC™ and Proclear 1 Day, increased 24% to $31.6 million and Proclear multifocal lenses, including Biomedics XC, increased 45% to $10.6 million.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CSI Net Sales

CSI’s net sales increased 11% in both the three- and six-month periods to $41.5 million and $80.9 million, respectively, with organic sales growth of about 9% and 6%. Sales of products marketed directly to hospitals grew 17% over last year’s second quarter and now represent 29% of CSI’s sales. Women’s healthcare products used primarily by obstetricians and gynecologists generate 95% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. Unit growth and product mix are the primary influences of CSI’s organic sales growth. Average realized prices by product have not materially influenced organic sales growth.

Cost of Sales/Gross Profit

Gross profit as a percentage of net sales (margin) was:

	Margin Three Months Ended April 30,		Margin Six Months Ended April 30,
	2008	2007	2008	2007
CVI	57%	55%	57%	57%
CSI	59%	59%	59%	59%
Consolidated	57%	56%	58%	58%

CVI’s margin was 57% for both the three- and six-month periods of fiscal 2008 compared with 55% and 57% for the same periods last year, the result of changing product mix offset by improvements in manufacturing efficiencies. The changing product mix included a shift to lower margin sphere products, including single-use spheres that represented 18% of lens sales in the current period compared to 13% in the second quarter of fiscal 2007. CVI’s fiscal 2008 cost of sales includes production start-up costs for our new silicone hydrogel products, share-based compensation and integration activities. These costs amounted to $9.2 million or 4% of sales in the three-month period, and $18.7 million or 4% of sales in the six-month period. For 2007, cost of sales included production start-up costs, share-based compensation and the write off of manufacturing assets associated with Ocular integration activities, which were 8% of sales in the three-month period and 6% of sales in the six-month period.

CSI’s margin was 59% in both the three- and six-month periods ended April 30, 2008, compared with 59% for both of the same periods in fiscal year 2007. Gross margin reflects continuing efficiencies associated with recent acquisitions partially offset by higher costs on products sourced outside the United States.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selling, General and Administrative Expense (SGA)

	Three Months Ended April 30,					Six Months Ended April 30,
	2008	% Net Sales	2007	% Net Sales	% Incr. (Decr.)	2008	% Net Sales	2007	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$87.5	39%	$80.0	43%	9%	$173.7	41%	$153.9	41%	13%
CSI	14.2	34%	13.6	36%	4%	28.6	35%	27.1	37%	5%
Headquarters	5.8	—	7.3	—	(20%)	15.1	—	17.5	—	(13%)

	$107.5	41%	$100.9	45%	7%	$217.4	43%	$198.5	45%	10%

In the second quarter of fiscal 2008, consolidated SGA increased by 7% and as a percentage of net sales, decreased to 41% from 45% in the second quarter of 2007 and decreased to 43% from 45% for the six-month period. CVI’s SGA increased 9%, primarily due to costs supporting increased sales levels as well as lenses used in marketing programs for new products. SGA as a percentage of net sales decreased to 39% in the three-month period from 43% in 2007. During fiscal 2007, we were engaged in litigation with regard to our silicone hydrogel product and certain lens design patents. In November 2007, we reached a global settlement agreement with CIBA Vision, the eye care unit of Novartis AG, that resolves all disputes with respect to the patent infringement litigation between the companies. Under the terms of the settlement, the companies have agreed to cross license rights to these patents, and CVI has agreed to pay a royalty on its future Biofinity and Avaira net U.S. contact lens sales until 2014 and on net sales outside of the United States until 2016. CSI’s SGA increased 4% and 5% in the three- and six-month periods of fiscal 2008, which supported the 11% sales growth in both periods.

Corporate headquarters’ expenses decreased 20% to $5.8 million and 13% to $15.1 million in the three- and six-month periods of fiscal 2008, primarily due to expense recovery related to share-based compensation. Share-based compensation expense was $0.1 million and $3.4 million in the three- and six-month periods of 2008 compared to $1.3 million and $6.0 million in the three- and six-month periods of fiscal 2007.

Research and Development Expense

During the three- and six-month periods ended April 30, 2008, CVI’s research and development expenditures were 4% of sales at $8.0 million, up 18% and 3% of sales at $14.6 million, up 16% over the same periods of fiscal 2007. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CSI’s research and development expenditures were 3% of net sales for the three- and six-month periods at $1.1 million and $2.6 million, respectively. CSI’s research and development activities include the upgrade and redesign of many CSI osteoporoses, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

Operating Income

Operating income increased by $18.0 million, or 170% and $22.1 million or 84%, in the three- and six-month periods, respectively:

	Three Months Ended April 30,					Six Months Ended April 30,
	2008	% Net Sales	2007	% Net Sales	% Incr. (Decr.)	2008	% Net Sales	2007	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$26.3	12%	$11.5	6%	129%	$49.0	11%	$35.5	10%	38%
CSI	8.0	19%	6.4	17%	26%	14.5	18%	8.2	11%	77%
Headquarters	(5.8)	—	(7.4)	—	20%	(15.1)	—	(17.4)	—	13%

	$28.5	11%	$10.5	5%	170%	$48.4	10%	$26.3	6%	84%

Interest Expense

Interest expense increased by $1.2 million or 11% and increased by $2.5 million or 12% in the three- and six-month periods, primarily reflecting an increase in our long-term borrowings used for capital expenditures.

Other (Expense) Income, Net

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(In millions)
Interest income	$0.1	$0.1	$0.2	$0.3
Foreign exchange (loss) gain	(0.4)	—	0.4	0.9
Other	(0.2)	(0.1)	(0.4)	(0.4)

	$(0.5)	$—	$0.2	$0.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Provision for Income Taxes

We recorded tax expense of $7.3 million in the first half of fiscal 2008 compared to $1.6 million in the first half of fiscal 2007. The effective tax rate for the first half of fiscal 2008 (provision for income taxes divided by income before taxes) was approximately 28.8 percent compared to approximately 24.8 percent for the first half of fiscal 2007. The increase in our effective tax rate was due primarily to our geographic mix of income, which continues to be impacted by certain expenses associated with the Ocular integration plan in jurisdictions with lower tax rates.

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options, restricted stock awards and restricted stock units were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(In millions)
Selling, general and administrative expenses	$1.8	$2.7	$7.0	$9.4
Cost of sales	0.4	0.3	0.8	0.6
Research and development expense	0.2	0.2	(0.2)	0.4
Restructuring costs	—	0.8	—	0.8
Capitalized in inventory	0.4	0.5	0.8	1.0

Total compensation expense	$2.8	$4.5	$8.4	$12.2

Related income tax benefit	$0.6	$1.0	$2.3	$3.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

Second Quarter Highlights

•	Operating cash flow $17.1 million vs. $47.7 million in the second quarter of fiscal 2007.

•	Expenditures for purchases of property, plant and equipment (PP&E) $34.1 million vs. $40.0 million in last year’s second quarter.

Six-Month Highlights

•	Operating cash flow $11.5 million vs. $48.4 million in the first half of 2007.

•	Cash payments for acquisitions totaled $3.0 million vs. $68.8 million in the first half of 2007.

•	Expenditures for purchases of PP&E $76.9 million vs. $90.1 million in the first half of 2007.

Comparative Statistics

	April 30, 2008	October 31, 2007
	($ in millions)
Cash and cash equivalents	$1.9	$3.2
Total assets	$2,629.7	$2,560.3
Working capital	$315.9	$231.0
Total debt	$941.0	$876.6
Stockholders’ equity	$1,433.7	$1,423.6
Ratio of debt to equity	0.66:1	0.62:1
Debt as a percentage of total capitalization	39.6%	38.1%
Operating cash flow-twelve months ended	$97.0	$134.0

Working Capital

The increase in working capital in the first half of fiscal 2008 was primarily due to our adoption of FIN 48, which resulted in a reclassification of certain short-term tax liabilities to long term (see Note 9. Income Taxes) and the building of inventories in anticipation of new product launches and increasing sales levels. Increases in our long-term borrowings and accounts receivable and a decrease in other accrued liabilities also contributed to the increase. The increase in working capital was partially offset by cash used to pay for capital equipment and an increase in accounts payable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Cash Flow

Cash provided by operating activities totaled $11.5 million in the first half of fiscal 2008 and $97.0 million over the twelve-month period ended April 30, 2008. Operating cash flow decreased in the first half of fiscal 2008 as we have utilized cash to build inventory in support of new product launches, for costs associated with our Ocular integration plan and for the reduction of accrued liabilities.

At the end of the first half of fiscal 2008, Cooper’s inventory months on hand (MOH) decreased to 7.7 from 7.9 in last year’s first half but increased from an adjusted MOH of 7.4 at October 31, 2007, as inventory was built to support new product launches and distribution center consolidations. Also, our days sales outstanding (DSO) decreased to 58 days from 62 days in last year’s second quarter. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flow

The cash outflow of $79.9 million from investing activities was for capital expenditures of $76.9 million used primarily to expand manufacturing capacity and continue the rollout of new information systems and payments of $3.0 million related to previous acquisitions.

Financing Cash Flow

The cash inflow of $67.1 million from financing activities was driven by net proceeds from long-term debt of $71.6 million, $2.3 million from the exercise of stock options and $1.8 million from excess tax benefit from share-based compensation arrangements, partially offset by cash used to pay overdraft facilities of $7.3 million and dividends on our common stock of $1.3 million paid in the first half of 2008.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

The Company adopted the provisions of FIN 48 on November 1, 2007. Under FIN 48, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how the Company measures the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the consolidated financial statements for any unrecognized tax benefits. FIN 48 also addresses when the Company should record interest and penalties related to tax positions and how the interest and penalties may be classified within our Consolidated Statement of Operations and presented in the Consolidated Balance Sheet. We discuss our adoption of FIN 48 at Note 9. Income Taxes.

As a result, the Company reduced its net liability for unrecognized tax benefits by $5.3 million, which was accounted for as an increase to retained earnings. As of the adoption date, the Company had total gross unrecognized tax benefits of $18.9 million. If recognized, $16.5 million of unrecognized tax benefits would impact the Company’s effective tax rate. For the six-month period ended April 30, 2008, there were no material changes to the total amount of unrecognized tax benefits. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.

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

As of April 30, 2008, the tax years for which the Company remains subject to U.S. Federal income tax assessment upon examination are 2004 through 2007. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, Japan and Australia for the tax years 2003 through 2007.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), with the intent of providing users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures above fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. The provisions of this statement are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161, which is effective for the Company in our fiscal year ending October 31, 2010 and related interim periods, will have on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of FSP APB 14-1, which is effective for the Company in our fiscal year ending October 31, 2010, and related interim periods, will have on our consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Concluded

Risk Management

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our pound sterling, euro and Japanese yen-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit varies with the London Interbank Offered Rate. Our significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging approximately $275 million of variable rate debt effectively converting it to fixed rate debt for varying periods through May 2011.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2008, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of April 30, 2008, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In re The Cooper Cos., Inc., Securities Litigation

On February 15, 2006, Alvin L. Levine filed a putative securities class action lawsuit in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board and a director, Robert S. Weiss, its Chief Executive Officer and a director, and John D. Fruth, a former director. Two similar putative class action lawsuits were also filed in the United States District Court for the Central District of California, Case Nos. SACV-06-306 CJC and SACV-06-331 CJC. On May 19, 2006, the Court consolidated all three actions under the heading In re Cooper Companies, Inc. Securities Litigation and selected a lead plaintiff and lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4.

The lead plaintiff filed a consolidated complaint on July 31, 2006. The consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004, and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, Messrs. Bender, Weiss, and Fruth, the consolidated complaint named as defendants several of the Company’s other current officers and directors and former officers. On July 13, 2007, the Court granted Cooper’s motion to dismiss the consolidated complaint and granted the lead plaintiff leave to amend to attempt to state a valid claim.

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

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court dismissed all claims against Mr. Fruth with leave to amend. The lead plaintiff did not amend the consolidated amended complaint within the time permitted by the Court. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. On April 8, 2008, the Court granted by Mr. Neil a motion for judgment on the pleadings as to him, and granted leave to amend. The lead plaintiff did not amend the consolidated amended complaint within the time permitted by the Court. The Company intends to defend this matter vigorously.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth, Marx, Rosenberg, and Fryling. It also names as defendants current directors Michael Kalkstein, Stanley Zinberg, Allan Rubenstein, and one former director. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. Under the existing scheduling order, the Company has until November 17, 2008, to respond to the consolidated amended complaint.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders was held on March 18, 2008.

Each of the nine individuals nominated to serve as directors of the Company was elected:

Director	Votes For	Votes Withheld
A. Thomas Bender	18,197,075	23,339,670
Michael H. Kalkstein	18,194,655	23,342,090
Jody S. Lindell	18,455,981	23,080,764
Moses Marx	18,192,831	23,343,914
Donald Press	18,192,031	23,344,714
Steven Rosenberg	18,196,551	23,340,194
Allan E. Rubenstein, M.D.	18,197,320	23,339,425
Robert S. Weiss	18,468,594	23,068,151
Stanley Zinberg, M.D.	18,196,417	23,340,328

Stockholders ratified the appointment of KPMG LLP as Cooper’s independent registered public accounting firm for the fiscal year ending October 31, 2008. A total of 41,099,546 shares were voted in favor of the ratification, 428,555 shares were voted against it and 8,644 shares abstained.

Item 6.	Exhibits

Exhibit Number	Description
10.1	The Cooper Companies, Inc. 2008 Incentive Payment Plan as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 1, 2008

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7, “Earnings per Share,” to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 6, 2008	/s/ Rodney E. Folden
Rodney E. Folden Corporate Controller (Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.	Page No.
10.1	The Cooper Companies, Inc. 2008 Incentive Payment Plan as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 1, 2008

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7, “Earnings per Share,” to the Consolidated Condensed Financial Statements in this report.