Form 10-Q
period 2008-07-31
COOPER COMPANIES INC
filed 2008-09-08
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	45,002,632 Shares
Class	Outstanding at August 31, 2008

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Net sales	$285,884	$251,862	$794,367	$696,817
Cost of sales	130,787	105,938	346,381	294,526

Gross profit	155,097	145,924	447,986	402,291
Selling, general and administrative expense	110,639	104,521	328,048	302,977
Research and development expense	9,030	11,513	26,278	30,581
Restructuring costs	173	2,072	1,521	6,779
Amortization of intangibles	4,211	4,160	12,678	12,003

Operating income	31,044	23,658	79,461	49,951
Interest expense	15,266	11,085	38,441	31,795
Other income, net	1,738	512	1,929	1,340

Income before income taxes	17,516	13,085	42,949	19,496
(Benefit from) provision for income taxes	(363)	4,905	6,952	6,495

Net income	$17,879	$8,180	$35,997	$13,001

Basic earnings per share	$0.40	$0.18	$0.80	$0.29

Diluted earnings per share	$0.39	$0.18	$0.79	$0.29

Number of shares used to compute earnings per share:
Basic	44,993	44,778	44,974	44,664

Diluted	46,934	47,785	47,477	45,082

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	July 31, 2008	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,438	$3,226
Trade accounts receivable, net of allowance for doubtful accounts of $4,966 at July 31, 2008 and $6,194 at October 31, 2007	180,492	164,493
Inventories, net	295,862	267,914
Deferred tax assets	26,284	23,395
Prepaid expenses and other current assets	62,592	58,494

Total current assets	568,668	517,522

Property, plant and equipment, at cost	873,602	797,038
Less: accumulated depreciation and amortization	227,681	192,508

	645,921	604,530

Goodwill	1,286,176	1,289,584
Other intangibles, net	134,879	145,833
Deferred tax assets	22,098	20,015
Other assets	17,784	18,685

	$2,675,526	$2,596,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$36,894	$46,514
Accounts payable	66,041	61,377
Employee compensation and benefits	35,841	33,772
Accrued acquisition costs	7,920	10,303
Accrued income taxes	13,178	40,322
Other current liabilities	79,994	94,192

Total current liabilities	239,868	286,480

Long-term debt	890,866	830,116
Deferred tax liability	12,397	10,678
Accrued pension liability and other	35,791	9,408

Total liabilities	1,178,922	1,136,682

Commitments and Contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 45,356 at July 31, 2008 and 45,253 at October 31, 2007	4,536	4,525
Additional paid-in capital	1,034,572	1,018,949
Accumulated other comprehensive income	90,153	107,780
Retained earnings	372,762	334,127
Treasury stock at cost: 353 shares at July 31, 2008 and 384 shares at October 31, 2007	(5,419)	(5,894)

Stockholders’ equity	1,496,604	1,459,487

	$2,675,526	$2,596,169

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net income	$35,997	$13,001
Depreciation and amortization	62,391	55,651
(Increase) decrease in operating capital	(65,810)	11,783
Other non-cash items	22,943	15,427

Net cash provided by operating activities	55,521	95,862

Cash flows from investing activities:
Purchases of property, plant and equipment	(102,282)	(128,688)
Acquisitions of businesses, net of cash acquired, and other	(3,711)	(77,636)

Net cash used in investing activities	(105,993)	(206,324)

Cash flows from financing activities:
Net (repayments) proceeds of short-term debt	(9,624)	28,012
Repayments of long-term debt	(667,120)	(1,005,364)
Proceeds from long-term debt	725,620	1,093,700
Debt acquisition costs	—	(11,496)
Dividends on common stock	(2,699)	(2,681)
Excess tax benefit from share-based compensation arrangements	1,758	176
Proceeds from exercise of stock options	2,693	7,578

Net cash provided by financing activities	50,628	109,925
Effect of exchange rate changes on cash and cash equivalents	56	374

Net increase (decrease) in cash and cash equivalents	212	(163)
Cash and cash equivalents - beginning of period	3,226	8,224

Cash and cash equivalents - end of period	$3,438	$8,061

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Net income	$17,879	$8,180	$35,997	$13,001
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,034)	6,937	(16,423)	26,812
Change in value of derivative instruments, net of tax	14,581	(2,908)	(1,204)	(3,735)

Other comprehensive income (loss)	12,547	4,029	(17,627)	23,077

Comprehensive income	$30,426	$12,209	$18,370	$36,078

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at July 31, 2008 and October 31, 2007, the consolidated results of its operations for the three and nine months ended July 31, 2008 and 2007 and its cash flows for the nine months ended July 31, 2008 and 2007. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature.

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

We have revised our financial position for goodwill and accumulated other comprehensive income from amounts in our Consolidated Balance Sheet, and foreign currency translation adjustment in our Consolidated Statement of Comprehensive Income, that were reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, and our Quarterly Reports on Form 10-Q for the periods ended January 31, 2008 and April 30, 2008. The revision reflects a fiscal third quarter 2008 cumulative translation adjustment of about $30.0 million that we recorded to adjust goodwill balances recorded in a functional currency different from the underlying acquisition and, therefore, not translated. The related effect is recorded in the cumulative translation adjustment in other comprehensive income.

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

•

Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). The SFAS 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. The valuation of each of our reporting units is determined using discounted cash flows, an income valuation approach. A reporting unit is the level of reporting at which goodwill is tested for impairment.

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our fiscal third quarter 2008, and our analysis indicated that we had no impairment of goodwill.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). Effective October 31, 2007, we adopted the balance sheet recognition provision of this standard and accordingly recognized the funded status of the Company’s defined benefit postretirement plan. Effective for fiscal years ending after December 15, 2008, the standard also requires the measurement date for the Company’s defined benefit postretirement plan assets and benefit obligations to coincide with our fiscal year-end. SFAS 158 provides two transition alternatives related to the change in measurement date provisions. We will adopt the measurement date provisions of SFAS 158 on the first day of our fiscal year ending October 31, 2009. We are currently evaluating the impact of the measurement date provision of the standard on our consolidated financial statements.

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

Note 2. Acquisition and Restructuring Costs

In connection with the Ocular Sciences Inc. (Ocular) acquisition, we are completing our integration plan that is designed to optimize operational synergies of the combined companies. These activities include integrating duplicate facilities and expanding utilization of preferred manufacturing and distribution practices. Integration activities began in January 2005 and were substantially complete in our fiscal third quarter 2008.

Of the approximately $50 million in restructuring costs under this integration plan, exclusive of accrued acquisition related costs, approximately $25 - $30 million is cash related, and are reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the three- and nine-month periods, we reported $38 thousand and $0.4 million in cost of sales and $0.2 million and $1.5 million in restructuring costs, respectively. The following table summarizes the restructuring costs incurred under this integration plan through July 31, 2008.

	Plant Shutdown	Severance	Asset Impairments	Other	Total
	(In millions)
Restructuring costs incurred through October 31, 2007	$9.5	$8.2	$9.3	$20.2	$47.2
For the nine-month period ended July 31, 2008	0.6	0.9	—	0.4	1.9

	$10.1	$9.1	$9.3	$20.6	$49.1

Restructuring costs reported in our Consolidated Statements of Income also include costs related to less significant restructuring activities within our consolidated organization.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Accrued Acquisition Costs

When acquisitions are recorded, we accrue for the estimated direct costs in accordance with applicable accounting guidance including Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, of severance and plant/office closure costs of the acquired business. These estimated costs are based on management’s assessment of planned exit activities. In addition, we also accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence. There were no adjustments of accrued acquisition costs included in the determination of net income for the reported periods.

Below is a summary of activity related to accrued acquisition costs for the nine months ended July 31, 2008.

Description	Balance October 31, 2007	Additions	Payments	Balance July 31, 2008
	(In thousands)
Plant shutdown	$2,096	$—	$152	$1,944
Severance	3,751	—	851	2,900
Legal and consulting	3,192	—	309	2,883
Other	1,264	—	1,071	193

	$10,303	$—	$2,383	$7,920

Note 3. Inventories, Net

	July 31, 2008	October 31, 2007
	(In thousands)
Raw materials	$50,719	$37,754
Work-in-process	10,245	11,044
Finished goods	234,898	219,116

	$295,862	$267,914

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 4. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of October 31, 2007	$1,081,291	$208,293	$1,289,584
Additions (reductions) during the nine-month period ended July 31, 2008	560	(542)	18
Translation and other	(3,501)	75	(3,426)

Balance as of July 31, 2008	$1,078,350	$207,826	$1,286,176

Other Intangible Assets

	As of July 31, 2008		As of October 31, 2007
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$2,907	$743	$2,907	$507
Technology	90,610	34,087	90,064	27,849
Shelf space and market share	87,177	21,109	86,386	15,758
License and distribution rights and other	17,099	6,975	16,713	6,123

	197,793	$62,914	196,070	$50,237

Less accumulated amortization and translation	62,914		50,237

Other intangible assets, net	$134,879		$145,833

We estimate that amortization expense will be about $16.1 million per year in the five-year period ending October 31, 2012.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 5. Debt

	July 31, 2008	October 31, 2007
	(In thousands)
Short-term:
Overdraft and other credit facilities	$36,894	$46,514

Long-term:
Convertible senior debentures, net of discount of $2,252 at October 31, 2007	$—	$112,748
Senior unsecured revolving line of credit	540,500	367,000
7.125% senior notes	350,000	350,000
Other	366	368

	$890,866	$830,116

On July 1, 2008, we repurchased all $115 million in aggregate principal amount of our 2.625% Convertible Senior Debentures due 2023 (Securities) pursuant to the terms of the indenture for the Securities. The terms of the indenture included a put option that entitled each holder of the Securities to require the Company to repurchase all or any part of such holder’s Securities at a price equal to $1,000 in cash per $1,000 of principal amount of Securities plus accrued and unpaid interest. The Company accepted all of these Securities for repurchase, and therefore no Securities remain outstanding. The Company paid the aggregate repurchase price from borrowings under its $650 million revolving line of credit. On July 1, 2008, we also wrote off about $3.0 million of unamortized costs related to the Securities.

Note 6. Derivative Instruments

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to minimize transaction remeasurement and specified economic exposures with derivative instruments such as foreign currency forward contracts and cross currency swaps. The gains and losses on these derivatives are intended to at least partially offset the transaction gains and losses recognized in earnings. We do not enter into derivatives for speculative purposes. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cash Flow Hedging

In May 2008, the Company entered into approximately $307 million of foreign currency forward contracts. Approximately $296 million in contracts with maturities of up to thirteen months serve to reduce foreign currency exposure related to forecasted foreign currency denominated purchases and sales of product in fiscal 2009. Approximately $11 million in contracts with maturities of up to seven months serve to reduce foreign currency exposure related to forecasted foreign currency denominated purchases and sales of product in fiscal 2008. The derivatives are accounted for as cash flow hedges under SFAS 133 and are expected to be effective throughout the life of the hedges. An immaterial amount of ineffectiveness was recorded during the Company’s fiscal third quarter 2008.

In March 2008, the Company entered into approximately $15.9 million of foreign currency forward contracts with maturities of up to eight months to reduce foreign currency fluctuations related to forecasted foreign currency denominated purchases and sales of product. No ineffectiveness was recorded during the Company’s fiscal third quarter 2008.

In January 2008, the Company entered into approximately $142 million of foreign currency forward contracts with maturities of up to ten months to reduce foreign currency fluctuations related to forecasted foreign currency denominated purchases and sales of product. The derivatives are accounted for as cash flow hedges under SFAS 133 and are expected to be effective throughout the life of the hedges. No ineffectiveness was recorded during the Company’s fiscal third quarter 2008.

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities of up to 36 months. The change in fair value of these derivatives is recognized in other income or expense and is intended to offset the remeasurement gains and losses associated with the non-functional currency assets and liabilities. In January 2008, the Company entered into approximately $57 million of foreign currency forward contracts to reduce foreign currency fluctuation related to the balance sheet translation of certain intercompany balances.

Interest Rate Swaps

On January 31, 2007, the Company refinanced its syndicated bank credit facility with a $650 million syndicated Senior Unsecured Revolving Line of Credit and $350 million aggregate principal amount of 7.125% Senior Notes. As part of this debt structure, the Company entered into five interest rate swaps, which hedge variable interest payments related to the Company’s $650 million credit facility by exchanging variable rate interest risk for a fixed interest rate. The Company has qualified and designated these swaps under SFAS 133 as cash flow hedges, and records the offset of the cumulative fair market value, net of tax effect to accumulated other comprehensive income (OCI) in our Consolidated Balance Sheet.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. No material ineffectiveness was recognized on the five outstanding interest rate swaps during the current fiscal year. As of July 31, 2008, the fair value of the five outstanding swaps, approximately $8.1 million, was recorded as a liability and the effective offset, net of tax was recorded in OCI in our Consolidated Balance Sheet.

Note 7. Earnings Per Share

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
	(In thousands, except for per share amounts)
Net income	$17,879	$8,180	$35,997	$13,001
Add interest charge applicable to convertible debt, net of tax	348	523	1,394	—

Income for calculating diluted earnings per share	$18,227	$8,703	$37,391	$13,001

Basic:
Weighted average common shares	44,993	44,778	44,974	44,664

Basic earnings per common share	$0.40	$0.18	$0.80	$0.29

Diluted:
Weighted average common shares	44,993	44,778	44,974	44,664
Effect of dilutive stock options	196	417	196	418
Shares applicable to convertible debt	1,745	2,590	2,307	—

Diluted weighted average common shares	46,934	47,785	47,477	45,082

Diluted earnings per common share	$0.39	$0.18	$0.79	$0.29

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The following table sets forth stock options to purchase Cooper’s common stock, restricted stock units and common shares applicable to convertible debt that are not included in the diluted net income per share calculation because to do so would be antidilutive for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Numbers of stock option shares excluded	4,045,208	3,159,533	4,045,208	3,187,533

Range of exercise prices	$37.90-$80.51	$53.52-$80.51	$37.90-$80.51	$52.40-$80.51

Number of restricted stock units excluded	—	—	261,425	—

Number of common shares applicable to convertible debt excluded	—	—	—	2,590,090

Note 8. Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options, restricted stock awards and restricted stock units were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
	(In millions)
Selling, general and administrative expense	$3.0	$3.4	$10.0	$12.8
Cost of sales	0.2	0.5	1.0	1.1
Research and development expense	—	0.2	(0.2)	0.6
Restructuring costs	—	—	—	0.8
Capitalized in inventory	0.2	0.5	1.0	1.5

Total compensation expense	$3.4	$4.6	$11.8	$16.8

Related income tax benefit	$0.8	$0.9	$3.1	$4.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The status of the Company’s stock option plans at July 31, 2008, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2007	5,199,534	$53.06
Granted	206,800	$39.82
Exercised	(116,000)	$23.21
Forfeited or expired	(364,025)	$60.37

Outstanding at July 31, 2008	4,926,309	$52.67	5.27	—

Vested and exercisable at July 31, 2008	2,058,594	$43.61	4.11	—

The weighted-average fair value of each option granted during the nine months ended July 31, 2008, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $12.43. No options were granted during the three months ended July 31, 2008. For the 2006 Directors Plan, the weighted-average fair value of options granted for the nine months ended July 31, 2008, was $14.23. No options were granted during the three months ended July 31, 2008. As of July 31, 2008, there was $17.2 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.

The fair value of each option award granted during the three months ended July 31, 2007 and the nine months ended July 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option valuation model and weighted-average assumptions in the following table. No options were granted during the three months ended July 31, 2008.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Expected life	—	2.8 yrs.	3.2 to 5.16 yrs.	2.71 to 5.16 yrs.
Expected volatility	—	30.4%	29.1%	29.3% to 30.4%
Risk-free interest rate	—	4.73%	3.99% to 4.37%	4.47% to 4.83%
Dividend yield	—	0.09%	0.10%	0.09% to 0.117%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The status of the Company’s non-vested restricted stock units (RSUs) at July 31, 2008, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2007	167,700	$42.65
Granted	100,850	$31.93
Forfeited or expired	(7,125)	$42.65

Non-vested RSUs at July 31, 2008	261,425

As of July 31, 2008, there was $8.5 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average requisite service period of 2.2 years.

Note 9. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first nine months of fiscal 2008 was 16.2 percent. GAAP requires that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provision for income taxes for the nine-month period ended July 31, 2007, was 33.3 percent.

The Company adopted the provisions of FIN 48 on November 1, 2007. Under FIN 48, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As a result, the Company reduced its net liability for unrecognized tax benefits by $5.3 million, which was accounted for as an increase to retained earnings. As of the adoption date, the Company had total gross unrecognized tax benefits of $18.9 million. If recognized, $16.5 million of unrecognized tax benefits would impact the Company’s effective tax rate. For the nine-month period ended July 31, 2008, there were no material changes to the total amount of unrecognized tax benefits. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of our adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.

Interest and penalties of $1.75 million have been reflected as a component of the total liability as of the date of adoption of FIN 48. It is the Company’s policy to recognize as additional income tax expense, the items of interest and penalties directly related to income taxes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Included in the balance of unrecognized tax benefits at November 1, 2007, is $0.6 million to $1.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to transfer pricing in various jurisdictions, state net operating losses and expiring statutes in various jurisdictions worldwide.

As of July 31, 2008, the tax years for which the Company remains subject to U.S. Federal income tax assessment upon examination are 2005 through 2007. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom and Australia for the tax years 2004 through 2007.

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

In October 2007, we adopted the funded status provision of SFAS 158, which requires that we recognize the overfunded or underfunded status of our defined benefit postretirement plan as an asset or liability on our October 31, 2007 Consolidated Balance Sheet. Subsequent changes in the funded status are recognized through comprehensive income in the year in which they occur. SFAS 158 also requires that for fiscal years ending after December 15, 2008, our assumptions used to measure our annual pension expenses be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. For fiscal years ending October 31, 2007 and prior, the Company’s defined benefit postretirement plan used an August 31 measurement date, and all plan assets and obligations were generally reported as of that date.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cooper’s results of operations for the three and nine months ended July 31, 2008 and 2007 reflect the following pension costs.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
	(In thousands)
Components of net periodic pension cost:
Service cost	$751	$714	$2,252	$2,143
Interest cost	509	453	1,527	1,359
Expected returns on assets	(594)	(458)	(1,781)	(1,374)
Amortization of prior service cost	7	7	22	22
Amortization of transition obligation	7	7	20	20
Recognized net actuarial loss	—	43	—	128

Net periodic pension cost	$680	$766	$2,040	$2,298

No pension contributions have been made during fiscal 2008. We contributed $4.5 million to the Plan in our fiscal third quarter 2007.

Note 11. Cash Dividends

We paid a semiannual dividend of approximately $1.3 million or 3 cents per share on January 4, 2008, to stockholders of record on December 14, 2007. We paid another semiannual dividend of approximately $1.4 million or 3 cents per share on July 3, 2008, to stockholders of record on June 13, 2008.

Note 12. Contingencies

Legal Proceedings

In re The Cooper Cos., Inc., Securities Litigation

On February 15, 2006, Alvin L. Levine filed a putative securities class action lawsuit in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board and a director, Robert S. Weiss, its Chief Executive Officer and a director, and John D. Fruth, a former director. On May 19, 2006, the Court consolidated this action and two related actions under the heading In re Cooper Companies, Inc. Securities Litigation and selected a lead plaintiff and lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4.

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

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court dismissed all claims against Mr. Fruth. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. On April 8, 2008, the Court granted a motion by Mr. Neil for judgment on the pleadings as to him. Discovery has commenced. The Company intends to defend this matter vigorously.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth and Fryling. It also names as defendants current directors Michael Kalkstein, Moses Marx, Steven Rosenberg, Stanley Zinberg, Allan Rubenstein, and one former director. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. Under the existing scheduling order, the Company has until November 17, 2008, to respond to the consolidated amended complaint.

In addition to the derivative action pending in federal court, three similar purported shareholder actions were filed in the Superior Court for the State of California for the County of Alameda. These actions have been consolidated under the heading In re Cooper Companies, Inc. Shareholder Derivative Litigation, Case Nos. RG06260748. A consolidated amended complaint was filed on September 18, 2006. The consolidated amended complaint names as defendants the same individuals that are the defendants in the federal derivative action. In addition, the complaint names Mr. Fryling, current officers Carol R. Kaufman, John J. Calcagno, Paul L. Remmell, Jeffrey Allan McLean, and Nicholas J. Pichotta and a former officer. The Company is a nominal defendant. On November 29, 2006, the Superior Court for the County of Alameda entered an order staying the consolidated action pending the resolution of the federal derivative action.

Both the state and federal derivative actions are derivative in nature and do not seek damages from the Company.

Bausch & Lomb Incorporated Litigation

On October 5, 2004, Bausch & Lomb Incorporated (Bausch & Lomb) filed a lawsuit against Ocular Sciences, Inc. in the U.S. District Court for the Western District of New York alleging that its Biomedics toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. The parties have filed claim construction briefs for the court to consider for its Markman order, and fact discovery substantially concluded during the first quarter of fiscal 2006. No trial date has been set. Based on our review of the complaint and the patent, as well as other relevant information obtained in discovery, the Company believes this lawsuit is without merit and plans to continue to pursue a vigorous defense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 13. Financial Information for Guarantor and Non-Guarantor Subsidiaries

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes due 2015 (Senior Notes). The Senior Notes are guaranteed by certain of our direct and indirect subsidiaries. The Senior Notes represent our general unsecured obligations; senior in right of payment to all of our existing and any future subordinated indebtedness; pari passu in right of payment with all of our existing and any future unsecured indebtedness that is not by its terms expressly subordinated to the Senior Notes; effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness; unconditionally guaranteed by all of our existing and future domestic subsidiaries, other than any excluded domestic subsidiaries; and structurally subordinated to indebtedness of our subsidiaries that are not subsidiary guarantors.

Presented below are the Consolidating Condensed Statements of Operations for the three and nine months ended July 31, 2008 and 2007, the Consolidating Condensed Balance Sheets as of July 31, 2008 and October 31, 2007 and the Consolidating Condensed Statements of Cash Flows for the nine months ended July 31, 2008 and 2007 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended July 31, 2008
Net sales	$—	$135,671	$185,749	$(35,536)	$285,884
Cost of sales	—	62,649	114,005	(45,867)	130,787

Gross profit	—	73,022	71,744	10,331	155,097

Operating expenses	6,649	50,730	66,674	—	124,053

Operating income (loss)	(6,649)	22,292	5,070	10,331	31,044
Interest expense	14,905	—	361	—	15,266
Other income (expense), net	8,972	(6,746)	(488)	—	1,738

Income (loss) before income taxes	(12,582)	15,546	4,221	10,331	17,516
Provision for (benefit from) income taxes	(5,632)	4,426	843	—	(363)

Net income (loss)	$(6,950)	$11,120	$3,378	$10,331	$17,879

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Nine Months Ended July 31, 2008
Net sales	$—	$374,077	$528,877	$(108,587)	$794,367
Cost of sales	—	170,491	283,785	(107,895)	346,381

Gross profit	—	203,586	245,092	(692)	447,986

Operating expenses	21,804	149,918	196,803	—	368,525

Operating income (loss)	(21,804)	53,668	48,289	(692)	79,461
Interest expense	37,331	—	1,110	—	38,441
Other income (expense), net	20,842	(12,347)	(6,566)	—	1,929

Income (loss) before income taxes	(38,293)	41,321	40,613	(692)	42,949
Provision for (benefit from) income taxes	(19,498)	18,487	7,963	—	6,952

Net income (loss)	$(18,795)	$22,834	$32,650	$(692)	$35,997

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
	(In thousands)
July 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$129	$156	$3,153	$—	$3,438
Trade receivables, net	—	68,494	111,998	—	180,492
Inventories, net	—	152,074	194,957	(51,169)	295,862
Deferred tax assets	1,065	21,381	3,838	—	26,284
Other current assets	2,274	16,149	44,169	—	62,592

Total current assets	3,468	258,254	358,115	(51,169)	568,668

Property, plant and equipment, net	1,653	94,900	549,368	—	645,921
Goodwill	116	669,135	616,925	—	1,286,176
Other intangibles, net	—	80,467	54,412	—	134,879
Deferred tax assets	54,280	(34,217)	2,035	—	22,098
Other assets	1,684,903	817	8,573	(1,676,509)	17,784

	$1,744,420	$1,069,356	$1,589,428	$(1,727,678)	$2,675,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$671	$36,223	$—	$36,894
Other current liabilities	1,658	67,935	133,381	—	202,974

Total current liabilities	1,658	68,606	169,604	—	239,868

Long-term debt	890,500	—	366	—	890,866
Deferred tax liabilities	—	1	12,396	—	12,397
Intercompany and other liabilities	(113,158)	(142,534)	291,483	—	35,791

Total liabilities	779,000	(73,927)	473,849	—	1,178,922

Stockholders’ equity	965,420	1,143,283	1,115,579	(1,727,678)	1,496,604

	$1,744,420	$1,069,356	$1,589,428	$(1,727,678)	$2,675,526

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$83	$489	$2,654	$—	$3,226
Trade receivables, net	—	68,193	96,300	—	164,493
Inventories, net	—	92,433	226,077	(50,596)	267,914
Deferred tax assets	1,601	17,178	4,616	—	23,395
Other current assets	3,748	15,529	39,217	—	58,494

Total current assets	5,432	193,822	368,864	(50,596)	517,522

Property, plant and equipment, net	783	92,343	511,404	—	604,530
Goodwill	116	668,648	620,820	—	1,289,584
Other intangibles, net	—	87,913	57,920	—	145,833
Deferred tax assets	17,950	—	2,065	—	20,015
Other assets	1,687,194	1,489	6,510	(1,676,508)	18,685

	$1,711,475	$1,044,215	$1,567,583	$(1,727,104)	$2,596,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$561	$45,953	$—	$46,514
Other current liabilities	24,885	76,810	138,271	—	239,966

Total current liabilities	24,885	77,371	184,224	—	286,480

Long-term debt	829,748	—	368	—	830,116
Deferred tax liabilities	(33,845)	33,846	10,677	—	10,678
Intercompany and other liabilities	(93,384)	(176,257)	279,049	—	9,408

Total liabilities	727,404	(65,040)	474,318	—	1,136,682

Stockholders’ equity	984,071	1,109,255	1,093,265	(1,727,104)	1,459,487

	$1,711,475	$1,044,215	$1,567,583	$(1,727,104)	$2,596,169

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Nine Months Ended July 31, 2008
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(28,852)	$(660)	$85,033	$—	$55,521

Cash flows from investing activities:
Purchases of property, plant and equipment	(60)	(17,180)	(85,042)	—	(102,282)
Acquisitions of businesses, net of cash acquired	(101)	(1,628)	(1,982)	—	(3,711)
Intercompany (investment in subsidiaries)	(31,193)	—	—	31,193	—

Net cash (used in) provided by investing activities	(31,354)	(18,808)	(87,024)	31,193	(105,993)

Cash flows from financing activities:
Net (repayments) proceeds of short-term debt	—	110	(9,734)	—	(9,624)
Intercompany proceeds (repayments)	—	19,025	12,168	(31,193)	—
Net proceeds of long-term debt	58,500	—	—	—	58,500
Dividends on common stock	(2,699)	—	—	—	(2,699)
Excess tax benefit from share-based compensation arrangements	1,758	—	—	—	1,758
Proceeds from exercise of stock options	2,693	—	—	—	2,693

Net cash provided by (used in) financing activities	60,252	19,135	2,434	(31,193)	50,628
Effect of exchange rate changes on cash and cash equivalents	—	—	56	—	56

Net increase (decrease) in cash and cash equivalents	46	(333)	499	—	212
Cash and cash equivalents at the beginning of the period	83	489	2,654	—	3,226

Cash and cash equivalents at the end of the period	$129	$156	$3,153	$—	$3,438

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Nine Months Ended July 31, 2007
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,071)	$78,325	$28,608	$—	$95,862

Cash flows from investing activities:
Purchases of property, plant and equipment	(169)	(17,279)	(111,240)	—	(128,688)
Acquisitions of businesses, net of cash acquired	(470)	(71,231)	(5,935)	—	(77,636)
Intercompany (investment in subsidiaries)	(75,305)	—	—	75,305	—

Net cash used in investing activities	(75,944)	(88,510)	(117,175)	75,305	(206,324)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	3,837	(2,354)	26,529	—	28,012
Intercompany proceeds (repayments)	—	13,977	61,328	(75,305)	—
Net proceeds (repayments) of long-term debt	89,200	(780)	(84)	—	88,336
Debt acquisition costs	(11,496)	—	—	—	(11,496)
Dividends on common stock	(2,681)	—	—	—	(2,681)
Excess tax benefit from share-based compensation arrangements	176	—	—	—	176
Proceeds from exercise of stock options	7,578	—	—	—	7,578

Net cash provided by financing activities	86,614	10,843	87,773	(75,305)	109,925

Effect of exchange rate changes on cash and cash equivalents	—	—	374	—	374

Net increase (decrease) in cash and cash equivalents	(401)	658	(420)	—	(163)
Cash and cash equivalents at the beginning of the period	401	(307)	8,130	—	8,224

Cash and cash equivalents at the end of the period	$—	$351	$7,710	$—	$8,061

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

Segment information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
	(In thousands)
Net sales to external customers:
CooperVision net sales:
Spherical soft lens	$142,192	$121,319	$394,515	$333,765
Toric soft lens	83,398	74,195	227,235	205,407
Multifocal and other eye care products	17,595	16,496	49,004	44,619

Total CooperVision net sales	243,185	212,010	670,754	583,791
CooperSurgical net sales	42,699	39,852	123,613	113,026

Total net sales to external customers	$285,884	$251,862	$794,367	$696,817

Operating income (loss):
CVI	$29,251	$27,811	$78,298	$63,346
CSI	8,442	3,349	22,967	11,547
Headquarters	(6,649)	(7,502)	(21,804)	(24,942)

Total operating income	31,044	23,658	79,461	49,951
Interest expense	15,266	11,085	38,441	31,795
Other income, net	1,738	512	1,929	1,340

Income before income taxes	$17,516	$13,085	$42,949	$19,496

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

	July 31, 2008	October 31, 2007
	(In thousands)
Identifiable assets:
CVI	$2,302,986	$2,230,400
CSI	314,156	310,482
Headquarters	58,384	55,287

Total	$2,675,526	$2,596,169

Geographic information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
	(In thousands)
Net sales to external customers by country of domicile:
United States	$134,572	$121,032	$371,749	$339,591
Europe	95,440	82,321	263,099	223,821
Rest of world	55,872	48,509	159,519	133,405

Total	$285,884	$251,862	$794,367	$696,817

	July 31, 2008	October 31, 2007
	(In thousands)
Long-lived assets by country of domicile:
United States	$356,873	$297,824
Europe	279,810	298,296
Rest of world	9,238	8,410

Total	$645,921	$604,530

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

•	Environmental risks, including significant environmental cleanup costs above those already accrued.

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

Results of Operations

In this section we discuss the results of our operations for the third quarter of fiscal 2008 and compare them with the same period of fiscal 2007. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Third Quarter Highlights

•	Sales of $285.9 million, up 14%, 8% in constant currency.

•	Gross profit up 6%.

•	Operating income up 31% to $31.0 million.

•	Diluted earnings per share of 39 cents, up from 18 cents.

•

Results include $11.6 million of production start-up and other restructuring and integration costs and a $3.0 million write off of unamortized costs related to the repurchase of our 2.625% Convertible Senior Debentures.

Nine-Month Highlights

•	Sales of $794.4 million, up 14%, 8% in constant currency.

•	Gross margin 56% of revenue.

•	Operating income of $79.5 million.

•	Diluted earnings per share of 79 cents, up from 29 cents per share.

•

Results include $35.0 million of production start up and other restructuring and integration costs, $3.4 million of intellectual property litigation costs and a $3.0 million write off of unamortized costs related to the repurchase of our 2.625% Convertible Senior Debentures.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

We are in the process of developing and launching a number of new contact lens products to enhance CVI’s broad and competitive product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology materials and new lens designs, including toric and multifocal lenses. Contact lenses utilizing silicone hydrogel materials have grown significantly, and this material is a major product material in the industry. The Company has globally launched Biofinity®, a silicone hydrogel contact lens product, and launched Avaira™, a two-week silicone hydrogel contact lens, in the United States. While customer reaction from the Biofinity and Avaira launches has been favorable, our future growth may be limited by our late entry into the silicone hydrogel market. We have achieved sufficient manufacturing capacity of Biofinity to support our business plan. For Avaira, we face challenges associated with manufacturing a new material on a new manufacturing platform and are incurring additional manufacturing costs as we attempt to ramp up production volumes and improve efficiencies for this product. CVI has also begun production of its Biofinity toric, a silicone hydrogel toric contact lens, and expects to launch this product in the first calendar quarter of 2009. We believe that our ability to succeed with silicone hydrogel products will be an important factor affecting future levels of sales growth and profitability.

In November 2007, we reached a global settlement agreement with CIBA Vision, the eye care unit of Novartis AG, to resolve all disputes with respect to patent infringement litigation over silicone hydrogel patents and certain design patents between the companies. Under the terms of the settlement, the companies agreed to cross license rights to these patents, and CVI agreed to pay a royalty on its future net U.S. contact lens sales of Biofinity and Avaira until 2014 and on net sales outside of the United States until 2016.

Our operating results reflect the progression through our integration plan that is designed to optimize operational synergies of our acquisition of Ocular. Integration activities began in January 2005 and were substantially completed in our fiscal third quarter 2008 as we expanded preferred manufacturing practices and finalized the integration of duplicate distribution facilities. Our geographic mix of income and certain expenses associated with the integration plan impacted jurisdictions with lower tax rates. As a result, our effective tax rate has increased correspondingly.

CSI has built an extensive product portfolio through acquisition and internal development, and we anticipate that CSI will continue to consolidate the women’s healthcare market. CSI expects to benefit from favorable demographic trends as the women of the “baby-boomer” generation are now reaching the age when gynecological procedures that utilize CSI products are performed most frequently.

Regarding capital resources, we believe that cash and cash equivalents on hand of $3.4 million plus cash from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and small acquisitions. We expect capital expenditures in fiscal 2008 of approximately $140 million to $160 million primarily to expand silicone hydrogel and single-use lens manufacturing capacity, complete the consolidation of distribution centers and for information technology. We now expect fiscal 2009 capital expenditures to decrease to $125 million to $140 million due to yield improvements in several processes and the expected completion of the plant expansion in Puerto Rico during fiscal 2008.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended July 31,			Percent of Sales Nine Months Ended July 31,
	2008	2007	% Growth	2008	2007	% Growth
Net sales	100%	100%	14%	100%	100%	14%
Cost of sales	46%	42%	23%	44%	42%	18%

Gross profit	54%	58%	6%	56%	58%	11%
Selling, general and administrative expense	39%	41%	6%	41%	43%	8%
Research and development expense	3%	5%	(22%)	3%	5%	(14%)
Restructuring costs	—	1%	(92%)	—	1%	(78%)
Amortization of intangibles	1%	2%	1%	2%	2%	6%

Operating income	11%	9%	31%	10%	7%	59%

Net Sales

Cooper’s two business units, CooperVision and CooperSurgical, generate all its sales:

•	CVI develops, manufacturers and markets a broad range of contact lenses for the worldwide vision care market.

•	CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $34.0 million or 14% in the three-month period and $97.6 million or 14% in the nine-month period:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2008	2007	% Increase	2008	2007	% Increase
	($ in millions)
CVI	$243.2	$212.0	15%	$670.8	$583.8	15%
CSI	42.7	39.9	7%	123.6	113.0	9%

	$285.9	$251.9	14%	$794.4	$696.8	14%

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

These shifts generally favor CVI’s product lines of specialty lenses, PC Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses. Additionally, it is important that CVI develop a range of silicone hydrogel products. CVI has globally launched Biofinity, its silicone hydrogel spherical lens, and launched Avaira, a second silicone hydrogel spherical lens, in the United States and is in the process of expanding its manufacturing capacity of Avaira to grow sales. CVI has begun production of Biofinity toric, a silicone hydrogel toric lens, and anticipates launching this product in the first calendar quarter of 2009.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CVI Net Sales by Market

	Three Months Ended July 31,			Nine Months Ended July 31,
	2008	2007	% Increase	2008	2007	% Increase
	($ in millions)
Americas	$106.0	$94.0	13%	$288.5	$262.2	10%
Europe	95.5	83.2	15%	263.8	226.0	17%
Asia Pacific	41.7	34.8	19%	118.5	95.6	24%

	$243.2	$212.0	15%	$670.8	$583.8	15%

CVI’s worldwide net sales grew 15% in both the three- and nine-month periods, 8% in constant currency. Americas sales grew 13% and 10% in the three- and nine-month periods, 12% and 8% in constant currency, primarily due to market gains of CVI’s silicone hydrogel lenses, Biofinity and Avaira, PC Technology lenses and single-use lenses. European sales grew 15% and 17% in the three- and nine-month periods, 4% and 6% in constant currency, driven by increases in sales of CVI’s silicone hydrogel lens Biofinity, disposable toric and disposable sphere products, including Proclear 1 Day lenses. Sales to the Asia Pacific region grew 19% and 24% in the three- and nine-month periods, 7% and 12% in constant currency, primarily due to significant sales growth of disposable sphere and toric products.

Net sales growth for the quarter includes increases in single-use spheres up 47%, at $46.2 million, all disposable spheres up 19% and total spheres up 17%. Biofinity had sales of $14.6 million primarily in Europe and the United States, and Avaira had sales of $3.8 million in the United States. Disposable toric sales grew 16% with total toric sales up 12% and disposable multifocal sales up 25%. CVI’s line of specialty lenses grew 13%. Older conventional lens products declined 13%. Proclear products continued global market share gains as Proclear toric sales increased 41% to $20.5 million, Proclear spheres, including Biomedics XC and Proclear 1 Day, increased 30% to $35.1 million and Proclear multifocal lenses, including Biomedics XC, increased 38% to $12.4 million.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CSI Net Sales

CSI’s net sales and organic sales increased 7% in the three-month period to $42.7 million and for the nine-month period sales increased 9% to $123.6 million with organic sales growth of about 6%. Sales of products marketed directly to hospitals grew 20% over last year’s third quarter and now represent 31% of CSI’s sales. Women’s healthcare products used primarily by obstetricians and gynecologists generate 95% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. Unit growth and product mix are the primary influences of CSI’s organic sales growth. Average realized prices by product have not materially influenced organic sales growth.

Cost of Sales/Gross Profit

Gross profit as a percentage of net sales (margin) was:

	Margin Three Months Ended July 31,		Margin Nine Months Ended July 31,
	2008	2007	2008	2007
CVI	53%	58%	56%	57%
CSI	59%	59%	59%	59%
Consolidated	54%	58%	56%	58%

CVI’s margin was 53% and 56% for the three- and nine-month periods of fiscal 2008 compared with 58% and 57% for the same periods last year, the result of changing product mix offset by improvements in manufacturing efficiencies. The changing product mix included a shift to lower margin sphere products, including single-use spheres that represented 19% of lens sales in the current period compared to 15% in last year’s third quarter. CVI’s fiscal 2008 cost of sales includes production start-up costs for our new silicone hydrogel products, share-based compensation and integration activities. These costs amounted to $8.9 million or 4% of sales in the three-month period, and $27.6 million or 4% of sales in the nine-month period. For 2007, cost of sales included production start-up costs, share-based compensation and the write off of manufacturing assets associated with Ocular integration activities, which were 6% of sales in both the three- and nine-month periods.

CSI’s margin was 59% in both the three- and nine-month periods ended July 31, 2008 and 2007. Gross margin reflects continuing efficiencies associated with recent acquisitions partially offset by higher costs on products sourced outside the United States.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selling, General and Administrative Expense (SGA)

	Three Months Ended July 31,					Nine Months Ended July 31,
	2008	% Net Sales	2007	% Net Sales	% Incr. (Decr.)	2008	% Net Sales	2007	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$89.2	37%	$82.1	39%	9%	$262.9	39%	$236.0	40%	11%
CSI	14.8	35%	14.9	37%	(1%)	43.3	35%	42.0	37%	3%
Headquarters	6.6	—	7.5	—	(11%)	21.8	—	25.0	—	(13%)

	$110.6	39%	$104.5	41%	6%	$328.0	41%	$303.0	43%	8%

In the third quarter of fiscal 2008, consolidated SGA increased by 6% and, as a percentage of net sales, decreased to 39% from 41% in the third quarter of 2007 and decreased to 41% from 43% for the nine-month period. CVI’s SGA increased 9% primarily due to costs supporting increased sales levels as well as lenses used in marketing programs for new products. SGA as a percentage of net sales decreased to 37% in the three-month period from 39% in 2007. During fiscal 2007, we were engaged in patent infringement litigation with CIBA Vision, the eye care unit of Novartis AG, regarding our silicone hydrogel product and certain lens design patents. In November 2007, we reached a global settlement agreement that resolved all disputes with respect to this litigation. CSI’s SGA decreased 1% in the three-month period but increased 3% in the nine-month period, which supported the continued sales growth.

Corporate headquarters’ expenses decreased 11% to $6.6 million and 13% to $21.8 million in the three- and nine-month periods of fiscal 2008 primarily due to expense recovery related to share-based compensation. Share-based compensation expense decreased to $1.0 million and $4.4 million in the three- and nine-month periods of 2008 compared to $1.3 million and $7.3 million in the three- and nine-month periods of fiscal 2007.

Research and Development Expense

During the three- and nine-month periods ended July 31, 2008, CVI’s research and development expenditures were 3% of sales at $7.9 million, up 10% and 3% of sales at $22.5 million, up 14% over the same periods of fiscal 2007. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

CSI’s research and development expenditures were 3% of net sales for the three- and nine-month periods at $1.1 million and $3.7 million, respectively. CSI’s research and development activities include the upgrade and redesign of many CSI osteoporoses, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Income

Operating income increased by $7.4 million, or 31% and $29.5 million or 59%, in the three- and nine-month periods, respectively:

	Three Months Ended July 31,					Nine Months Ended July 31,
	2008	% Net Sales	2007	% Net Sales	% Incr. (Decr.)	2008	% Net Sales	2007	% Net Sales	% Incr. (Decr.)
	($ in millions)
CVI	$29.2	12%	$27.8	13%	5%	$78.3	12%	$63.3	11%	24%
CSI	8.4	20%	3.3	8%	152%	23.0	19%	11.5	10%	99%
Headquarters	(6.6)	—	(7.4)	—	11%	(21.8)	—	(24.8)	—	13%

	$31.0	11%	$23.7	9%	31%	$79.5	10%	$50.0	7%	59%

Interest Expense

Interest expense increased 38% to $15.3 million in the three-month period ended July 31, 2008. Excluding the write-off of about $3.0 million of unamortized costs related to the repurchase of our 2.625% Convertible Senior Debentures, interest expense increased 11% in both the three- and nine-month periods, primarily reflecting an increase in our long-term borrowings used for capital expenditures.

Other Income, Net

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
	(In millions)
Interest income	$0.1	$0.1	$0.3	$0.4
Foreign exchange gain	2.1	0.6	2.5	1.4
Other	(0.5)	(0.2)	(0.9)	(0.5)

	$1.7	$0.5	$1.9	$1.3

Provision for Income Taxes

We recorded tax expense of $6.9 million in the first nine months of fiscal 2008 compared to $6.5 million in the first nine months of fiscal 2007. The effective tax rate for the first nine months of fiscal 2008 (provision for income taxes divided by income before taxes) was approximately 16.2 percent compared to approximately 33.3 percent for the first nine months of fiscal 2007. The decrease in our effective tax rate was primarily due to a shift in our geographic mix of income.

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

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options, restricted stock awards and restricted stock units were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
	(In millions)
Selling, general and administrative expense	$3.0	$3.4	$10.0	$12.8
Cost of sales	0.2	0.5	1.0	1.1
Research and development expense	—	0.2	(0.2)	0.6
Restructuring costs	—	—	—	0.8
Capitalized in inventory	0.2	0.5	1.0	1.5

Total compensation expense	$3.4	$4.6	$11.8	$16.8

Related income tax benefit	$0.8	$0.9	$3.1	$4.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

Third Quarter Highlights

•	Operating cash flow $44.0 million vs. $47.4 million in the third quarter of fiscal 2007.

•	Expenditures for purchases of property, plant and equipment $25.4 million vs. $38.6 million in last year’s third quarter.

Nine-Month Highlights

•	Operating cash flow $55.5 million vs. $95.9 million in the first nine months of 2007.

•	Cash payments for acquisitions totaled $3.7 million vs. $77.6 million in the first nine months of 2007.

•	Expenditures for purchases of property, plant and equipment $102.3 million vs. $128.7 million in the first nine months of 2007.

Comparative Statistics

	July 31, 2008	October 31, 2007
	($ in millions)
Cash and cash equivalents	$3.4	$3.2
Total assets	$2,675.5	$2,596.2
Working capital	$328.8	$231.0
Total debt	$927.8	$876.6
Stockholders’ equity	$1,496.6	$1,459.5
Ratio of debt to equity	0.62:1	0.60:1
Debt as a percentage of total capitalization	38.3%	37.5%
Operating cash flow - twelve months ended	$93.6	$134.0

Working Capital

The increase in working capital in the first nine months of fiscal 2008 was primarily due to our adoption of FIN 48, which resulted in a reclassification of certain short-term tax liabilities to long term (see Note 9. Income Taxes) and the building of inventories in anticipation of new product launches and increasing sales levels. Increases in our long-term borrowings and accounts receivable and a decrease in other accrued liabilities also contributed to the increase. The increase in working capital was partially offset by cash used to pay for capital equipment and an increase in accounts payable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Cash Flow

Cash provided by operating activities totaled $55.5 million in the first nine months of fiscal 2008 and $93.6 million over the twelve-month period ended July 31, 2008. Operating cash flow decreased in the first nine months of fiscal 2008 as we have utilized cash to build inventory in support of new product launches, for costs associated with our Ocular integration plan and for the reduction of accrued liabilities.

At the end of the first nine months of fiscal 2008, Cooper’s inventory months on hand (MOH) decreased to 6.8 compared to 7.5 in last year’s third quarter, as we begin to see the benefits of distribution center consolidations offset by inventory built to support new product launches. Also, our days sales outstanding (DSO) decreased to 57 days from 59 days in last year’s third quarter. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flow

The cash outflow of $106.0 million from investing activities was for capital expenditures of $102.3 million used primarily to expand manufacturing capacity and continue the rollout of new information systems and payments of $3.7 million primarily related to previous acquisitions.

Financing Cash Flow

The cash inflow of $50.6 million from financing activities was driven by net proceeds from long-term debt of $58.5 million, $2.7 million from the exercise of stock options and $1.7 million from excess tax benefit from share-based compensation arrangements, partially offset by cash used to pay overdraft facilities of $9.6 million and dividends on our common stock of $2.7 million paid in the first nine months of 2008.

On July 1, 2008, we repurchased all $115 million in aggregate principal amount of our 2.625% Convertible Senior Debentures due 2023 (Securities) pursuant to the terms of the indenture for the Securities. The terms of the indenture included a put option that entitled each holder of the Securities to require the Company to repurchase all or any part of such holder’s Securities at a price equal to $1,000 in cash per $1,000 of principal amount of Securities plus accrued and unpaid interest. The Company accepted all of these Securities for repurchase, and therefore no Securities remain outstanding. The Company paid the aggregate repurchase price from borrowings under its $650 million revolving line of credit. On July 1, 2008, we also wrote off about $3.0 million of unamortized costs related to the Securities.

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

•

Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). The SFAS 142 goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. The valuation of each of our reporting units is determined using discounted cash flows, an income valuation approach. A reporting unit is the level of reporting at which goodwill is tested for impairment

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We performed an impairment test in our fiscal third quarter 2008, and our analysis indicated that we had no impairment of goodwill.

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

As a result, the Company reduced its net liability for unrecognized tax benefits by $5.3 million, which was accounted for as an increase to retained earnings. As of the adoption date, the Company had total gross unrecognized tax benefits of $18.9 million. If recognized, $16.5 million of unrecognized tax benefits would impact the Company’s effective tax rate. For the nine-month period ended July 31, 2008, there were no material changes to the total amount of unrecognized tax benefits. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.

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

As of July 31, 2008, the tax years for which the Company remains subject to U.S. Federal income tax assessment upon examination are 2005 through 2007. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom and Australia for the tax years 2004 through 2007.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). Effective October 31, 2007, we adopted the balance sheet recognition provision of this standard and accordingly recognized the funded status of the Company’s defined benefit postretirement plan. Effective for fiscal years ending after December 15, 2008, the standard also requires the measurement date for the Company’s defined benefit postretirement plan assets and benefit obligations to coincide with our fiscal year-end. SFAS 158 provides two transition alternatives related to the change in measurement date provisions. We will adopt the measurement date provisions of SFAS 158 on the first day of our fiscal year ending October 31, 2009. We are currently evaluating the impact of the measurement date provision of the standard on our consolidated financial statements.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Currently, the Company does not anticipate that the adoption of SFAS 160, which is effective for the Company beginning in our fiscal year ending October 31, 2010, will have a material impact on our consolidated financial statements.

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

Trademarks

Biofinity®, Biomedics® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. Avaira™ and PC Technology™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2008, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of July 31, 2008, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In re The Cooper Cos., Inc., Securities Litigation

On February 15, 2006, Alvin L. Levine filed a putative securities class action lawsuit in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board and a director, Robert S. Weiss, its Chief Executive Officer and a director, and John D. Fruth, a former director. On May 19, 2006, the Court consolidated this action and two related actions under the heading In re Cooper Companies, Inc. Securities Litigation and selected a lead plaintiff and lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4.

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

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court dismissed all claims against Mr. Fruth. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. On April 8, 2008, the Court granted a motion by Mr. Neil for judgment on the pleadings as to him. Discovery has commenced. The Company intends to defend this matter vigorously.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth and Fryling. It also names as defendants current directors Michael Kalkstein, Moses Marx, Steven Rosenberg, Stanley Zinberg, Allan Rubenstein, and one former director. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. Under the existing scheduling order, the Company has until November 17, 2008, to respond to the consolidated amended complaint.

In addition to the derivative action pending in federal court, three similar purported shareholder actions were filed in the Superior Court for the State of California for the County of Alameda. These actions have been consolidated under the heading In re Cooper Companies, Inc. Shareholder Derivative Litigation, Case Nos. RG06260748. A consolidated amended complaint was filed on September 18, 2006. The consolidated amended complaint names as defendants the same individuals that are in the defendants in the federal derivative action. In addition, the complaint names Mr. Fryling, current officers Carol R. Kaufman, John J. Calcagno, Paul L. Remmell, Jeffrey Allan McLean, and Nicholas J. Pichotta and a former officer. The Company is a nominal defendant. On November 29, 2006, the Superior Court for the County of Alameda entered an order staying the consolidated action pending the resolution of the federal derivative action.

Both the state and federal derivative actions are derivative in nature and do not seek damages from the Company.

Bausch & Lomb Incorporated Litigation

On October 5, 2004, Bausch & Lomb Incorporated (Bausch & Lomb) filed a lawsuit against Ocular Sciences, Inc. in the U.S. District Court for the Western District of New York alleging that its Biomedics toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. The parties have filed claim construction briefs for the court to consider for its Markman order, and fact discovery substantially concluded during the first quarter of fiscal 2006. No trial date has been set. Based on our review of the complaint and the patent, as well as other relevant information obtained in discovery, the Company believes this lawsuit is without merit and plans to continue to pursue a vigorous defense.

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

The Cooper Companies, Inc.
(Registrant)

Date: September 5, 2008	/s/ Rodney E. Folden
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