Form 10-K
period 2008-10-31
COOPER COMPANIES INC
filed 2008-12-19
CIK 711404

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2008

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

On November 30, 2008, there were 44,738,132 shares of the registrant’s common stock held by non-affiliates with aggregate market value of $1.6 billion on April 30, 2008, the last day of the registrant’s most recently completed fiscal second quarter.

Number of shares outstanding of the registrant’s common stock, as of November 30, 2008: 45,128,632

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held March 18, 2009	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

for the Fiscal Year Ended October 31, 2008

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•

Adverse changes in global or regional general business, political and economic conditions due to the current global economic downturn, including the impact of continuing uncertainty and instability of U.S. and international credit markets that may adversely affect the Company’s or its customers’ ability to meet future liquidity needs.

•

The requirement to provide for a significant liability or to write off a significant asset, including impaired goodwill as a result of recent declines in the price of the Company’s common stock or other events.

•

Failures to launch, or significant delays in introducing, new products, or limitations on sales following introduction due to poor market acceptance or manufacturing constraints (including failures to develop and implement improvements to manufacturing processes for new products).

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

•	The impact of acquisitions or divestitures on revenues, earnings and margins.

•	Interest rate and foreign currency exchange rate fluctuations.

•	Changes in U.S. and foreign government regulation of the retail optical industry and of the healthcare industry generally.

•	Dilution to earnings per share from acquisitions or issuing stock.

•	Changes in tax laws or their interpretation and changes in effective tax rates, including changes that result from shifts in the Company’s geographic profit mix.

•	Changes in the Company’s expected utilization of recognized net operating loss carryforwards.

•	Changes in accounting principles or estimates.

•

Delays related to implementation or disruptions of information technology systems covering the Company’s businesses, or other events which could result in management having to report a material weakness in the effectiveness of the Company’s internal control over financial reporting in its Quarterly Report on Form 10-Q and Annual Report on Form 10-K filings.

•	Environmental risks, including significant environmental cleanup costs above those already accrued.

•

Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2008, as such Risk Factors may be updated in quarterly filings.

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

CVI is a leading manufacturer of toric lenses, which correct astigmatism, multifocal lenses for presbyopia (blurring near vision due to advancing age) and spherical lenses, including silicone hydrogel lenses, that correct the most common visual defects. CVI’s products are primarily manufactured at its facilities located in the United Kingdom, Puerto Rico, Norfolk, Virginia, and Scottsville, New York. CVI distributes products out of Rochester, New York, the United Kingdom, Liege, Belgium, and various smaller international distribution facilities.

CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians. CSI’s products are primarily manufactured and distributed at its facilities in Trumbull, Connecticut, and Stafford, Texas.

CVI and CSI each operate in highly competitive environments. Competition in the medical device industry involves the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of disease. Both of Cooper’s businesses compete primarily on the basis of product quality and differentiation, technological benefit, service and reliability.

COOPERVISION

We compete in the worldwide soft contact lens market and service the three primary regions of the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific including Japan. The contact lens market has two major product segments:

•	Spherical lenses include lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

•	Specialty lenses include lenses that address more complex visual defect in addition to correcting near- and farsightedness, such as toric and multifocal lenses, and cosmetic lenses.

In order to achieve comfortable and healthy contact lens wear, products are sold with recommended replacement schedules, otherwise defined as modalities, with the primary modalities being single-use, two-week and monthly.

CVI offers both spherical and specialty lens products in most of the primary modalities. We estimate the worldwide market for contact lenses by modality is 34 percent single-use, 39 percent two-week and 27 percent monthly. To compete successfully in the numerous niches of the contact lens market, companies must offer differentiated products that are priced competitively and manufactured efficiently. CVI believes that it is the only contact lens manufacturer to use three different manufacturing processes to produce its lenses: lathing, cast molding and FIPS, a cost-effective combination of lathing and molding. This manufacturing flexibility provides CVI with competitive advantage by:

•

Producing high, medium and low volumes of lenses made with a variety of materials for a broader range of market niches than competitors serve: single-use, two-week, monthly and quarterly disposable sphere as well as toric lenses and custom toric lenses for patients with a high degree of astigmatism.

•	Offering a wider range of lens parameters, leading to a higher successful fitting rate for practitioners and better visual acuity for patients.

In addition, CVI believes that its lenses provide superior comfort through its use of the lens edge technology provided under the patents covered by its Edge Patent License described under “Patents, Trademarks and Licensing Agreements” below.

Cooper’s Proclear® line of spherical, toric and multifocal lenses, are manufactured with omafilcon A, a material that incorporates a proprietary Phosphorylcholine (PC) Technology™ that helps enhance tissue-device compatibility. Proclear lenses are the only lenses with FDA clearance for the claim “… may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear.” Mild discomfort relating to dryness during lens wear is a condition that often causes patients to discontinue contact lens wear.

The market for contact lenses utilizing silicone hydrogel materials, which, as measured by their “dk/t” score, supply a higher level of oxygen to the cornea than traditional hydrogel lenses, has grown significantly, and this material is a major product material in the industry. CVI has launched Biofinity and Avaira, silicone hydrogel spherical contact lens products, in the United States, Europe and Asia Pacific, excluding Japan. We plan to launch a monthly silicone hydrogel toric lens, under the Biofinity label, in the first half of calendar 2009 and a two-week silicone hydrogel toric, under the Avaira label, at the end of calendar 2009.

In addition to growing silicone hydrogel manufacturing capacity, capabilities and sales, CVI continues to compete against silicone hydrogel products with its PC Technology™ and single-use products, and with traditional hydrogel products utilizing advanced design technologies.

Contact Lens Products

Spheres: CVI’s reported spherical lens revenue grew 16 percent in fiscal 2008 with disposable sphere growth of 18 percent and single-use sphere growth of 45 percent – representing 18 percent of CVI’s soft lens revenue. CVI’s silicone hydrogel spherical lens revenue for fiscal 2008 was $58.3 million or 6 percent of CVI’s soft lens revenue. Revenue for spherical lenses excluding single-use grew 6 percent and represents 41 percent of CVI’s soft lens revenue.

Specialty: CVI’s reported specialty lenses – which are toric, cosmetic and multifocal lenses – grew 10 percent in fiscal 2008. Sales of CVI’s toric lenses grew 8 percent in fiscal 2008 and account for 33 percent of its soft lens revenue. Disposable toric lenses grew 11 percent. Multifocal lens sales grew 23 percent.

Proclear: CVI’s PC Technology™ products – its line of spherical, toric and multifocal products, including Biomedics XC™ and Proclear 1 Day – continued market share gains as sales increased 30 percent in fiscal 2008. Proclear toric sales grew 39 percent, Proclear spheres grew 22 percent and Proclear multifocal lenses grew 40 percent.

CVI Fiscal 2008 Revenue Growth by Geographic Market

In many geographic markets, it is our belief that favorable demographic trends, an increase in the reported incidence of myopia due in part to the recently described “computer vision syndrome,” lower contact lens wearer drop out rates as technology improves and a continuing shift in practitioner preferences from low-featured “commodity” lenses to higher-value specialty and single-use lenses support a favorable world market outlook. This includes a trend to fitting silicone hydrogel lenses.

CVI’s worldwide revenue grew 12 percent in fiscal 2008 over fiscal 2007 with the Americas region up 8 percent and now representing 43 percent of CVI’s fiscal 2008 worldwide revenue; EMEA up 13 percent, representing 39 percent of worldwide revenue; and the Asia Pacific region up 24 percent, representing 18 percent of worldwide revenue.

Americas

We estimate the Americas market by modality is 10 percent single-use, 65 percent two-week and 25 percent monthly. CVI Americas revenue growth was driven by sales of silicone hydrogel lenses, Biofinity and Avaira, totaling $34.5 million, PC Technology lens sales increasing 20 percent and all single-use spherical lens sales increasing 121 percent.

EMEA

We estimate the EMEA market by modality is 38 percent single-use, 12 percent two-week and 50 percent monthly. EMEA revenue growth was driven by sales of Biofinity lenses totaling $21.9 million, PC Technology lens sales up 39 percent and all single-use spherical lens sales up 51 percent. CVI estimates that it is the second largest contact lens supplier in Europe, with direct business units in France, Germany, Holland, Hungary, Italy, Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom.

Asia Pacific

We estimate the Asia Pacific market by modality is 57 percent single-use, 28 percent two-week and 15 percent monthly. Asia Pacific revenue growth was driven by sales of single-use spherical and toric lens up 38 percent, monthly spherical lens sales, including Biofinity, up 109 percent and monthly toric sales up 63 percent.

CVI Competition

The contact lens market is highly competitive. CVI’s three largest competitors in the worldwide market and its primary competitors in the spherical lens market are Johnson & Johnson Vision Care, Inc., CIBA Vision (owned by Novartis AG) and Bausch & Lomb Incorporated.

Recent trends in the spherical lens market include a shift towards silicone hydrogel lenses, primarily in the United States and Europe, and toward single-use lenses. CVI’s primary competitors currently control the majority of the silicone hydrogel market. CVI is taking market share with its monthly and two-week spherical lens offerings, but its market share is still lagging due to the late entry of these products into the market. CVI also does not have the rights to market or sell our current silicone hydrogel products in Japan.

In the specialty lens market, CVI’s primary toric competitors are Bausch & Lomb and Johnson & Johnson Vision Care, Inc. Toric lens manufacturers compete to provide the highest possible level of visual acuity and patient satisfaction by offering a wide range of lens parameters, superior wearing comfort and a high level of customer service, both for patients and contact lens practitioners. CVI believes that its three manufacturing processes yield a wider range of toric lens parameters than its competitors, providing greater choices for patient and practitioner and better visual acuity, and that it offers superior customer services, including high standards of on-time product delivery. However, there is a developing trend in the U.S. toric lens market toward silicone hydrogel products. CVI initiated manufacturing of a silicone hydrogel monthly toric product during fiscal year 2008 with the product launch scheduled for the first calendar quarter of 2009. A second silicone hydrogel toric product is scheduled to launch at the end of calendar 2009.

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

COOPERSURGICAL

Since its beginning in 1990, CSI has successfully established a leading position among companies providing medical device products to the obstetrics and gynecology medical specialty. Historically, many small medical device companies have supplied the women’s healthcare market with a wide range of products through a fragmented distribution system. CSI’s strategy has been and continues to be to identify and acquire selected smaller companies and product lines that will improve its existing market position or serve new clinical areas. CSI has grown to $168 million in revenue through a series of more than 25 acquisitions. During the past five years, CSI’s revenue grew at a compounded rate of 15 percent with double-digit operating margins and minimal capital expenditure requirements.

Market for Women’s Healthcare

Based on United States Census estimates, CSI expects patient visits to United States obstetricians and gynecologists (Ob/Gyns) to increase over the next decade. Driving this growth is a large group of women of childbearing age and a rapidly growing middle-aged population with emerging gynecologic concerns. Consistent with an aging population, menopausal problems – abnormal bleeding, incontinence and osteoporosis – are expected to increase, while pregnancy, contraceptive management and general examinations are expected to remain relatively stable. The trend toward delaying the age of childbearing to the mid-thirties and beyond will likely drive increasing treatment for infertility.

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

CSI’s 2008 Revenue Growth

During 2008, CSI revenue grew 9 percent to $168.3 million from $154.8 million in 2007, representing 16 percent of Cooper’s revenue in both periods. Fiscal 2008 organic growth was 6%, and sales of products marketed directly to hospitals grew 19% and represent 30% of CSI’s total revenue.

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

Competitive factors in these segments include technological and scientific advances, product quality, price, customer service and effective communication of product information to physicians and hospitals. CSI believes that it competes successfully against these companies with its superior sales and marketing, the technological advantages of its products and by developing and acquiring new products, including those used in new medical procedures. As CSI expands its product line, it also offers training for medical professionals in the appropriate use of its products.

CSI is expanding its presence in the significantly larger hospital and outpatient surgical procedure market. This market is dominated by larger competitors such as Johnson & Johnson’s Ethicon Endo-Surgery and Ethicon Women’s Health and Urology companies, Boston Scientific, Gyrus and ACMI. These competitors have well established positions within the operating room environment. CSI believes its relationship with gynecologic surgeons and focus on devices specific to gynecology surgery will facilitate its expansion within the surgical market.

RESEARCH AND DEVELOPMENT

Cooper employs 151 people in its research and development and manufacturing engineering departments, primarily in CVI. External specialists in lens design, formulation science, polymer chemistry, microbiology and biochemistry support product development and clinical research for CVI products. CVI’s research and development activities include programs to develop silicone hydrogel products, product lines utilizing PC Technology™ and expansion of single-use product lines. CSI conducts research and development in-house and also employs external surgical specialists, including members of its surgical advisory board. CSI’s fiscal 2008 research and development activities were for laparoscopic surgical devices and upgrading and redesign of many CSI osteoporoses, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

Cooper-sponsored research and development expenditures during the fiscal years ended October 31, 2008, 2007 and 2006 were $35.5 million, $32.7 million and $27.0 million, net of 2007 and 2006 acquired in-process research and development of $7.2 million and $7.5 million, respectively. Net research and development expenditures represented 3% of net sales in each fiscal year. During fiscal 2008, CVI represented 87% and CSI represented 13% of the total expenditures. We did not participate in any customer-sponsored research and development programs.

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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that changes its intended use, will require a new 510(k) clearance or could require premarket approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, a manufacturer may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements and modifications to our devices that we believe do not require new 510(k) clearances.

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

In addition to establishing federal privacy, security and transaction standards, the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new fraud and abuse laws. The healthcare fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to Health and Human Services (HHS) and the U.S. Department of Justice (DOJ) and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General (OIG) and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment.

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

•

Our license related to products manufactured by CVI using the proprietary PC Technology™ patents that we received in connection with the Company’s acquisition of Biocompatibles Eye Care, Inc. Our Proclear Compatibles brand of spherical, multifocal and toric soft contact lenses are manufactured using this PC Technology™. This license term extends until the patents expire in 2011.

•

Our License Agreement effective as of November 19, 2007, between CooperVision and CIBA Vision AG and CIBA Vision Corporation. This license relates to patents covering CVI’s silicone hydrogel contact lens products, Biofinity and Avaira™. This license extends until the patents expire in 2014 in the United States and in 2016 outside of the United States.

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

EMPLOYEES

On October 31, 2008, the Company had about 7,400 employees. The Company believes that its relations with its employees are good.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2008 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to our Annual Report on Form 10-K for the year ended October 31, 2008, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Item 1A. Risk Factors.

Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock could decline. These risks should be read in conjunction with the other information in this report.

Risks Relating to Our Business

We operate in the highly competitive healthcare industry and there can be no assurance that we will be able to compete successfully.

Each of our businesses operates within a highly competitive environment. In our soft contact lens segment, CVI faces intense competition from competitors’ products, in particular silicone hydrogel contact lenses, and may face increasing competition as other new products enter the market. Our major competitors in the contact lens business, Johnson & Johnson Vision Care, Inc., CIBA Vision (owned by Novartis AG) and Bausch & Lomb, have substantially greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and larger manufacturing volumes than CVI.

Our major competitors in the specialty contact lens business offer competitive products and newer materials, plus a variety of other eye care products including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. Moreover, silicone hydrogel lenses are gaining market acceptance in the specialty lens business, particularly in the U.S. market, and we have not yet introduced our own competitive silicone hydrogel specialty products, which could erode our specialty lens market share and margins.

The market for our non-specialty, commodity contact lenses is also intensely competitive and is characterized by declining sales volumes for older product lines and growing demand for silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to successfully introduce new products, on a timely basis in markets such as the United States, Europe and Japan, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capabilities. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

To a lesser extent, CVI also competes with manufacturers of eyeglasses and other forms of vision correction including ophthalmic surgery.

There can be no assurance that we will not encounter increased competition in the future, or that our competitors’ newer specialty lens products will not successfully erode CVI’s higher-margin specialty lens business, which could have a material adverse effect on our business, financial condition and results of operations.

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

Current market conditions and recessionary pressures in one or more of our markets could impact our ability to grow our business.

In the United States and globally, current market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower economic growth. For our fiscal year ended October 31, 2008, economists have declared that the U.S. economy is in a recession, facing continued concerns about the systemic impacts of adverse economic conditions such as inflation, energy costs, geopolitical issues, the availability and cost of credit, and a declining real estate market. Countries globally are affected by similar systemic impacts. We experienced a slow down in contact lens sales, particularly in the U.S. market, in October and November of 2008 and current economic conditions and recessionary pressures have lowered our expectations for 2009.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the United States and international market and economic conditions may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities and to access the capital markets to meet liquidity needs, which could have a material adverse effect on our financial condition and results of operations.

If current market conditions do not improve, the demand for contact lenses may materially decrease, which could have a material adverse effect on our business.

Product innovations are important in the industry in which we operate, and we face the risk of product obsolescence.

Product innovations are important in the contact lens business in which CVI competes and in the niche areas of the healthcare industry in which CSI competes. Historically, we did not allocate substantial resources to new product development, but rather purchased, leveraged or licensed the technology developments of others. However, since 2005, we have been investing more in new product development, including the development of silicone hydrogel-based contact lenses. Although our focus is on products that will be marketable immediately or in the short to medium term rather than on funding longer-term, higher risk research and development projects, time commitments, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies that could lead to the obsolescence of one or more of our products. Failure to develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

If our products are not accepted by the market, we will not be able to sustain or expand our business.

Certain of our proposed products have not yet been clinically tested or commercially introduced, and we cannot assure that any of them will achieve market acceptance or generate operating profits. We are in the process of expanding our manufacturing capacity and product sales of our Biofinity, Avaira and Proclear 1 Day products which we view as key products to drive our future growth. In addition, while our competitors have successfully introduced silicone hydrogel specialty contact lens products, we have not commercially marketed our planned silicone hydrogel specialty contact lens products. Market acceptance and customer demand for these products are uncertain. The development of a market for our products may be influenced by many factors, some of which are out of our control, including:

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

A significant portion of our current operations for CVI are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America and Europe. Approximately 63% and 61% of our net sales for CVI for the years ended October 31, 2008 and 2007, respectively, were derived from the sale of products outside the United States. Further, we believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

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

•	we may find it difficult to comply with a variety of foreign regulatory requirements;

•	general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy;

•	we may find it difficult to manage a large organization spread throughout various countries;

•	foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities;

•	we may have difficulty enforcing agreements and collecting receivables through some foreign legal systems;

•	fluctuations in currency exchange rates could adversely affect our results;

•	we may have difficulty enforcing intellectual property rights in some foreign countries;

•	we do not have the rights to market or sell our current silicone hydrogel products in Japan;

•	we may have difficulty gaining market share in countries such as Japan because of regulatory restrictions and customer preferences; and

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

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In addition, materials, such as silicone hydrogel require improvements to our manufacturing processes to make them cost effective. While we have improved our manufacturing capabilities for our silicone hydrogel products, our failure to continue to develop improvements to our manufacturing processes and reduce our cost of goods could significantly impact our ability to compete.

CVI manufactures molded contact lenses, which represent a significant portion of our contact lens revenues, primarily at our facilities in the United Kingdom, Puerto Rico and Norfolk, Virginia. CSI manufactures the majority of its products in Trumbull, Connecticut, and Stafford, Texas. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities, and because this process is expensive, we have generally not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

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

We rely on independent suppliers for key raw materials, consisting primarily of various chemicals and packaging materials. Raw materials used by us are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. Asahikasei Aime Co. Ltd. (Asahi) is our sole supplier of the primary material, comfilcon A used to make our silicone hydrogel contact lens products, Biofinity and Avaira. If Asahi fails to supply sufficient material on a timely basis or at all for any reason, we may suffer a disruption in the supply of our silicone hydrogel contact lens products and may need to switch to an alternative supplier in accordance with our agreement with Asahi. A disruption in the supply of comfilcon A could disrupt production of our silicone hydrogel contact lens products thereby adversely impacting our ability to market and sell such products and our ability to compete in this important segment of the contact lens market.

If we fail to adequately protect our intellectual property, our business could suffer.

We consider our intellectual property rights, including patents, trademarks and licensing agreements, to be an integral component of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

We have applied for patent protection in the United States and other foreign jurisdictions relating to certain existing and proposed processes and products. We cannot assure that any of our patent applications will be approved. Patent applications in the United States are maintained in secrecy for a period of time, which may last until patents are issued, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or the first to file patent applications on such inventions. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure that we will have adequate resources to enforce our patents.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements and assignment agreements, which generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, we cannot assure that these confidentiality agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Furthermore, enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. If we are unable to maintain the proprietary nature of our technologies, we could lose competitive advantage and be materially adversely affected.

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

Significant litigation regarding intellectual property rights exists in our industry. Third parties have made, and it is possible that they will make in the future, claims of infringement against us or our contract manufacturers in connection with their use of our technology. See Part I, Item 3. Legal Proceedings (Bausch & Lomb). Any claims, even those without merit, could:

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

We face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury. We also face the risk that defects in the design or manufacture of our products or sales of counterfeit or other infringing products might necessitate a product recall and other actions by manufacturers, distributors or retailers in order to safeguard the health of consumers and protect the integrity of the subject brand. In addition, consumers may halt or delay purchases of a product that is the subject of a claim or recall, or has been counterfeited. We handle some risk with third-party carrier policies that are subject to deductibles and limitations. There can be no assurance that we will not experience material losses due to product liability claims or recalls, or a decline in sales resulting from sales of counterfeit or other infringing product, in the future.

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

Our facilities are subject to a broad range of federal, state, local and foreign environmental laws and requirements, including those governing discharges to the air and water, the handling or disposal of solid and hazardous substances and wastes, remediation of contamination associated with the release of hazardous substances at our facilities and offsite disposal locations and occupational safety and health. We have made, and will continue to make, expenditures to comply with such laws and requirements. Future events, such as changes in existing laws and regulations, or the enforcement thereof, or the discovery of contamination at our facilities, may give rise to additional compliance or remediation costs that could have a material adverse effect on our business, financial condition and results of operations. Such laws and requirements are constantly changing, are different in every jurisdiction and can impose substantial fines and sanctions for violations. As a manufacturer of various products, we are exposed to some risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with any such claims.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay our credit facility under certain circumstances;

Our credit facility and senior notes contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. In addition, current conditions in the global debt markets would make it difficult and costly to refinance our credit facility and senior notes. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, which could adversely affect our business, earnings and financial condition.

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

As a result of our international operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. Our most significant currency exposures are the pound sterling, euro, Japanese yen and Canadian dollar. We expect to generate an increasing portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. Although we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. These hedges also serve to reduce any gain that we may have made based on favorable foreign currency fluctuations. In addition, to the extent we are unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on our financial condition and results of operations. Finally, because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings.

We may be required to recognize impairment charges on goodwill, which would reduce our net income, consolidated net worth and stockholders’ equity.

Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill balance annually or at any time when events occur, which could impact the value of our business segments. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a charge for impairment in a future period that could substantially affect our reported earnings in a period of such change. In addition, such charges would reduce our consolidated net income. If such charges were included in our covenant calculations, it could result in noncompliance with certain financial covenants under our credit facilities in the period of such charge.

We performed an impairment test in our fiscal third quarter 2008, and our analysis indicated that we had no impairment of goodwill. As a result of the decline in the price of our common stock in the fiscal fourth quarter 2008 to a value below the Company’s per share book value, including goodwill, and given the present stock price volatility and uncertainty surrounding the global economy, the Company performed an interim goodwill impairment test as of October 31, 2008 and determined that no impairment existed in either of its reporting units as of such date. We determine the fair value of our reporting units based on discounted cash flows and income valuation approach. In bridging our market capitalization, we used an average closing price of our common stock, and we applied a control premium based on our review of our premiums paid by third parties in comparable recent transactions. Management will continue to monitor the relationship of Cooper’s market capitalization to both its book value and tangible book value and to evaluate the carrying value of goodwill, and the Company will perform its required annual goodwill impairment test during the fiscal third quarter 2009.

Goodwill impairment analysis and measurement is a process that requires significant judgment. If Cooper’s common stock price continues to trade below book value per share, there are changes in market conditions or a future downturn in our business, or if the annual goodwill impairment test indicates an impairment of our goodwill, the Company may have to recognize a non-cash impairment of its goodwill that could be material and which could adversely affect our results of operations in the period recognized and also adversely effect our total assets, stockholders’ equity and financial position.

Increases in our effective tax rates or adverse outcomes resulting from examination of income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations of those laws. In addition, the Internal Revenue Service (IRS) has been auditing the Company’s income tax returns for the years 2005 – 2007, and we are also subject to the examination of its income tax returns by other tax authorities. The outcome of these examinations could have a material adverse effect on our operating results and financial condition.

Failure to utilize U.S. net operating losses could negatively impact our statement of operations.

At October 31, 2008, we had U.S. net operating loss carryforwards (NOLs) of approximately $81.8 million. Approximately $6.9 million of the NOLs expire in fiscal 2009. Although we presently anticipate utilizing the entire NOL in our tax filings, significant and unanticipated changes in our projected U.S. taxable income may result in our not fully utilizing the NOL. Should this occur, the tax effect of the unutilized NOL would be reflected as a non-cash-related tax provision on our Consolidated Statements of Operations.

We are in the process of upgrading certain of our management information systems, and we cannot assure that there will not be associated excessive costs or disruption of our business.

We have implemented a management information system at our major locations and are in the process of implementing related systems for substantially all of our businesses worldwide. Many other companies have had severe problems with computer system implementations of this nature and scope. We are using a controlled project plan, and we believe we have assigned adequate staffing and other resources to the projects to ensure successful implementation. However, we cannot assure that the design will meet our current and future business needs or that it will operate as designed. We are heavily dependent on such computer systems, and any failure or delay in the system implementation would cause a substantial interruption to our business, additional expense and loss of sales, customers and profits.

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

Modifications and enhancements to a medical device also require a new FDA clearance or approval if they could significantly affect its safety or effectiveness or would constitute a major change in its intended use, design or manufacture. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. We have made modifications and enhancements to our medical devices that we do not believe require a new clearance or application, but we cannot confirm that the FDA will agree with our decisions. If the FDA requires us to seek clearance or approval for modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. We also cannot assure that we will be successful in obtaining clearances or approvals for our modifications, if required.

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

In recent years, an increasing number of healthcare reform proposals have been formulated by the legislative and executive branches of the federal and state governments. These proposals could affect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that companies that sell products to hospitals and other healthcare providers must publicly disclose their prices, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens.

There also continue to be efforts at the federal level to introduce various insurance market reforms, expanded fraud and abuse and anti-referral legislation and further reductions in Medicare and Medicaid coverage and reimbursement. A broad range of both similar and more comprehensive healthcare reform initiatives is likely to be considered at the state level. Although it is uncertain which, if any, of these or other proposals will be adopted, the potential for adoption of these proposals affects or may affect our ability to market our products.

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

Other federal legislation affects the manner in which we use and disclose health information. HIPAA mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. HHS has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits. The second rule released by HHS imposes new standards relating to the privacy of individually identifiable health information. These standards not only require compliance with rules governing the use and disclosure of protected health information, but they also require an entity subject to HIPAA to obtain satisfactory assurances that any of its business associates to whom such information is disclosed will safeguard the information. The third rule released by HHS establishes minimum standards for the security of electronic health information. While we do not believe we are directly regulated as a covered entity under HIPAA, many of our customers are covered entities subject to HIPAA. Such customers may require us to enter into business associate agreements, which obligate us to safeguard certain health information we obtain in the course of servicing their customers, restrict the manner in which we use and disclose such information and impose liability on us for failure to meet our contractual obligations. The costs of complying with these contractual obligations and potential liability associated with failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Federal and state laws pertaining to healthcare fraud and abuse could materially adversely affect our business, financial condition and results of operations.

We may be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, physician self-referral laws and false claims laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial condition and results of operations. While we believe that our operations are in material compliance with such laws, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation, administrative or judicial interpretation, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a summary of Cooper’s principal facilities as of October 31, 2008. Cooper generally leases its office and operations facilities but owns several manufacturing and research and development facilities, including 205,850 square feet in Hamble, United Kingdom, 49,500 square feet in Scottsville, New York, 39,000 square feet in Norfolk, Virginia, and 33,630 square feet in Stafford, Texas. Our lease agreements expire at various dates through the year 2023. The Company believes its properties are suitable and adequate for its businesses.

Location	Approximate Square Feet	Operations
AMERICAS

United States
California	70,780	Executive offices, CVI research & development and CVI administrative offices
New York	409,846	CVI manufacturing, marketing, distribution and administrative offices
Virginia	66,620	CVI manufacturing and distribution
Connecticut	173,860	CSI manufacturing, marketing, distribution, research & development and administrative offices
Texas	33,630	CSI Manufacturing

Puerto Rico
Juana Diaz	236,172	CVI manufacturing and distribution

Canada
Ontario	40,000	CVI marketing and distribution

Brazil
Sao Paulo	6,632	CVI marketing and distribution

EUROPE

United Kingdom
Hampshire	464,095	CVI manufacturing, marketing, distribution, research & development and administrative offices

Belgium
Liege	70,200	CVI distribution

Germany
Berlin	12,916	CSI manufacturing and distribution
Frankfurt	13,939	CVI marketing and distribution

Italy
Milan	29,150	CVI marketing and distribution

France
Nice	12,184	CVI marketing and distribution

ASIA PACIFIC

Japan
Tokyo	51,292	CVI marketing, distribution and administrative offices
Australia
Adelaide	23,704	CVI manufacturing, distribution and administrative offices
Other Pacific Rim	26,636	CVI marketing and distribution

Item 3. Legal Proceedings.

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

The lead plaintiff filed a consolidated complaint on July 31, 2006. The consolidated complaint was filed on behalf of all purchasers of the Company’s securities between July 28, 2004, and December 12, 2005, including persons who received Company securities in exchange for their shares of Ocular Sciences, Inc. (Ocular) in the January 2005 merger pursuant to which the Company acquired Ocular. In addition to the Company, Messrs. Bender, Weiss, and Fruth, the consolidated complaint named as defendants several of the Company’s other current officers and directors and former officers. On July 13, 2007, the Court granted Cooper’s motion to dismiss the consolidated complaint and granted the lead plaintiff leave to amend to attempt to state a valid claim.

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

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court dismissed all claims against Mr. Fruth. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. On April 8, 2008, the Court granted a motion by Mr. Neil for judgment on the pleadings as to him. A February 17, 2010, trial date has been set, and discovery has commenced. On December 15, 2008, the Court held a hearing on the lead plaintiffs’ motion for class certification and indicated that it expects to rule on the motion before the end of the year. The Company intends to defend this matter vigorously.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth and Fryling. It also names as defendants current directors Michael Kalkstein, Moses Marx, Steven Rosenberg, Stanley Zinberg, Allan Rubenstein, and one former director. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. Under the existing scheduling order, the Company has until September 12, 2009, to respond to the consolidated amended complaint.

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

Bausch & Lomb Incorporated Litigation

On October 5, 2004, Bausch & Lomb Incorporated (Bausch & Lomb) filed a lawsuit against Ocular Sciences, Inc. in the U.S. District Court for the Western District of New York alleging that its Biomedics toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. The parties have filed claim construction briefs for the court to consider for its Markman order, and fact discovery substantially concluded during the first quarter of fiscal 2006. On November 12, 2008, the Court issued an order construing the claims. While no trial date has been set, dispositive motions are due no later than April 15, 2009. Based on our review of the complaint and the patent, as well as other relevant information obtained in discovery, the Company believes this lawsuit is without merit and plans to continue to pursue a vigorous defense.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal 2008, the Company did not submit any matters to a vote of the Company’s security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2008 and 2007:

Quarterly Common Stock Price Range Years Ended October 31,	2008		2007
	High	Low	High	Low
Fiscal Quarter Ended
January 31	$44.94	$36.54	$58.27	$42.75
April 30	$41.66	$29.71	$51.75	$43.90
July 31	$41.45	$33.49	$56.56	$49.81
October 31	$38.37	$15.04	$57.60	$41.55

At November 30, 2008, there were 670 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 each. In dollar terms, we paid cash for dividends of about $2.7 million in both 2008 and 2007. Dividends are paid when, as and if declared in the discretion of our board of directors from funds legally available for that purpose. Our board of directors periodically reviews our dividend policy and considers the Company’s earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

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

	10/03	10/04	10/05	10/06	10/07	10/08
The Cooper Companies, Inc.	$100.00	$162.10	$158.77	$133.09	$97.11	$38.16
S&P Smallcap 600	$100.00	$116.78	$134.61	$156.28	$174.33	$117.77
S&P Health Care Equipment	$100.00	$117.27	$117.72	$120.02	$132.34	$114.15

*	$100 invested on 10/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending October 31.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	5,656,825	$49.64	1,628,325
Equity compensation plans not approved by shareholders	—	—	—

Total	5,656,825	$49.64	1,628,325

(1)

The amount of total securities to be issued under Company equity plans shown in Column A includes 371,225 Restricted Stock Units granted pursuant to the Company’s equity plans. These awards for the distribution of shares to the grant recipient upon the completion of time-based holding periods and do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B.

(2)

Includes information with respect to the 2007 Long-Term Incentive Plan for Employees of The Cooper Companies, Inc. (“2007 Plan”), which was approved by stockholders on March 20, 2007, and provides for the issuance of up to 2,700,000 shares of Common Stock, and the 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. (the “Directors’ Plan”), which was approved by stockholders on March 21, 2006 and provides for the issuance of up to 650,000 shares of Common Stock. As of October 31, 2008, up to 1,250,859 shares of Common Stock may be issued pursuant to the 2007 Plan and 377,466 shares of Common Stock may be issued pursuant to the Directors’ Plan. Also includes information with respect to the 1998 Long-Term Incentive Plan (“1998 Plan”), the 1996 Long Term Incentive Plan for Non-Employee Directors and the Second Amended and Restated 2001 Long Term Incentive Plan (“2001 Plan”) of The Cooper Companies, Inc., which were originally approved by stockholders on March 21, 1996 and March 28, 2001. The 1998 Plan, 1996 Director Plan and 2001 Plan have all expired by their terms, but up to 3,961,817 shares of Common Stock may be issued pursuant to awards that remain outstanding under these plans.

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31,
(In thousands, except per share amounts)	2008	2007	2006	2005	2004
Consolidated Operations
Net sales	$1,063,176	$950,641	$858,960	$806,617	$490,176

Gross profit	$610,030	$519,531	$525,977	$496,832	$315,830

Income from continuing operations before income taxes	$76,207	$672	$73,337	$108,457	$112,489
Provision for income taxes	10,731	11,864	7,103	16,735	19,664

Net income (loss)	65,476	(11,192)	66,234	91,722	92,825
Add interest charge applicable to convertible debt, net of tax	1,394	—	2,090	2,096	2,095

Income (loss) for calculating diluted earnings per share	$66,870	$(11,192)	$68,324	$93,818	$94,920

Diluted earnings (loss) per share	$1.43	$(0.25)	$1.44	$2.04	$2.59

Diluted shares excluding shares applicable to convertible debt	45,117	44,707	44,979	43,393	34,023
Shares applicable to convertible debt	1,727	—	2,590	2,590	2,590

Average number of shares used to compute diluted earnings per share	46,844	44,707	47,569	45,983	36,613

Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06

Consolidated Financial Position
Current assets	$526,032	$517,522	$456,951	$443,714	$304,498
Property, plant and equipment, net	602,654	604,530	496,357	379,785	151,065
Goodwill	1,251,699	1,289,584	1,241,807	1,185,094	331,815
Other intangible assets, net	130,587	145,833	147,160	151,413	31,768
Other assets	76,644	38,700	35,049	35,869	13,630

	$2,587,616	$2,596,169	$2,377,324	$2,195,875	$832,776

Short-term debt	$43,013	$46,514	$61,366	$72,260	$20,871
Other current liabilities	212,394	239,966	215,264	185,362	90,718
Long-term debt	861,781	830,116	681,286	632,652	144,865
Other liabilities	53,352	20,086	16,176	16,331	10,946

Total liabilities	1,170,540	1,136,682	974,092	906,605	267,400
Stockholders’ equity	1,417,076	1,459,487	1,403,232	1,289,270	565,376

	$2,587,616	$2,596,169	$2,377,324	$2,195,875	$832,776

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

We discuss below the results of our operations for fiscal 2008 compared with fiscal 2007 and the results of our operations for fiscal 2007 compared with fiscal 2006. Certain prior period amounts have been reclassified to conform to the current period’s presentation. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

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

We are in the process of developing and launching a number of new contact lens products to enhance CVI’s broad and competitive product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology materials and new lens designs, including toric and multifocal lenses. We also plan to launch our Proclear 1 Day, a single-use spherical lens, in Japan during the first calendar quarter of 2009.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. The Company has launched Biofinity and Avaira, silicone hydrogel spherical contact lens products, in the United States, Europe and Asia Pacific, excluding Japan. We plan to launch a monthly silicone hydrogel toric lens, under the Biofinity label, in the first quarter of 2009 and a two-week silicone hydrogel toric, under the Avaira label, at the end of calendar 2009. While initial customer reaction from Biofinity and Avaira has been favorable, our future growth may be limited by our late entry into the silicone hydrogel market. We have achieved sufficient manufacturing capacity of Biofinity and Avaira to support our business plan. For both products, however, we face challenges associated with manufacturing using a new material and ramping up production volumes, reducing costs and improving efficiencies. We believe that our ability to succeed with silicone hydrogel products will be an important factor affecting future levels of sales growth and profitability.

While we remain optimistic about the long-term prospects for the worldwide contact lens market, recent events affecting the economy as a whole, including the uncertainty and instability of the U.S. and international credit markets and recessionary pressures in the United States, have lowered our expectations for fiscal year 2009. We experienced slower than expected sales in October and November of 2008, and we are receiving anecdotal evidence that consumers may be changing their buying habits and extending the use of contact lenses beyond prescribed limits. We believe that these changes are temporary responses to current economic conditions, and we expect the contact lens market to recover with a recovery in the broader economy.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Regarding capital resources, we believe that cash and cash equivalents on hand of $1.9 million plus cash from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and small acquisitions. We expect capital expenditures in fiscal 2009 of approximately $125 million to $140 million, primarily to expand silicone hydrogel and single-use lens manufacturing capacity and for information technology.

2008 Compared with 2007

Highlights: 2008 vs. 2007

•	Net sales up 12% to $1.06 billion from $950.6 million in fiscal year 2007.

•	Gross profit up 17%; gross margin increased to 57% of net sales from 55%.

•	Operating income up to $127.0 million from $45.9 million.

•	We recorded tax expense of $10.7 million for fiscal year 2008 compared to $11.9 million for fiscal year 2007.

•	Diluted earnings per share $1.43 up from a loss per share of 25 cents.

•

Results for 2008 include $30.6 million of production start up costs, $1.9 million of distribution rationalization costs, $2.5 million of other restructuring and integration costs, $3.4 million of intellectual property and securities litigation costs and $2.9 million write-off of the debt issuance costs of our amended and restated credit agreement. Results from 2007 included $119.1 million of similar items, discussed below.

Selected Statistical Information – Percentage of Net Sales and Growth

Years Ended October 31,	2008	% Growth		2007	% Growth		2006
Net sales	100%	12%		100%	11%		100%
Cost of sales	43%	5%		45%	29%		39%

Gross profit	57%	17%		55%	(1%	)	61%
Selling, general and administrative expense	40%	5%		43%	14%		42%
Research and development expense	3%	(11%	)	4%	15%		4%
Restructuring costs	—	(84%	)	1%	52%		1%
Amortization of intangibles	2%	4%		2%	13%		1%

Operating income	12%	177%		5%	(59%	)	13%

Net Sales

Cooper’s two business units, CVI and CSI generate all of its sales.

•	CVI develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision care market.

•	CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Our consolidated net sales grew by 12% in 2008 and 11% in 2007. CVI achieved 12% net sales growth primarily on growth of disposable lenses, including single-use lenses, and the sales of our silicone hydrogel lenses, Biofinity and Avaira. CSI achieved 9% net sales growth in 2008 primarily due to 6% organic growth including products marketed directly to hospitals.

Net Sales Growth

($ in millions)	2008 vs. 2007		2007 vs. 2006
Business unit
CVI	$99.0	12%	$61.7	8%
CSI	$13.6	9%	$30.0	24%

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

These shifts generally favor CVI’s product lines of specialty lenses, PC Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses. Additionally, it is important that CVI develop a full range of silicone hydrogel products in the United States, Europe and Asia Pacific, excluding Japan. CVI has launched Biofinity and Avaira, its silicone hydrogel spherical lens products in the United States, Europe and Asia Pacific. CVI’s toric products are facing increased pressure due to the launch of silicone hydrogel toric products by its major competitors. CVI has begun production of Biofinity toric, a silicone hydrogel toric lens, and anticipates launching this product in the first calendar quarter of 2009. CVI also plans to launch a second silicone hydrogel toric lens, Avaira toric, by the end of calendar 2009.

CVI introduced the following products during 2008:

•	Avaira, a two-week silicone hydrogel spherical lens.

•	Expanded power ranges for Biofinity, a monthly silicone hydrogel spherical lens.

•	Expanded power ranges for Proclear 1 Day, a PC Technology, single-use spherical lens.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

•	Toric lens designs correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

•	Multifocal lens designs correct presbyopia.

•	Proclear lenses, manufactured using proprietary phosphorylcholine (PC) Technology™, help enhance tissue/device compatibility and offer improved lens comfort.

CVI Net Sales by Market

($ in millions)	2008	2007	Growth
Americas	$388.1	$360.5	8%
Europe	346.7	306.4	13%
Asia Pacific	160.0	129.0	24%

	$894.8	$795.9	12%

CVI’s worldwide net sales grew 12%, 8% in constant currency. Americas sales grew 8%, 7% in constant currency, primarily due to market gains of CVI’s silicone hydrogel lenses, Biofinity and Avaira, PC Technology lenses and single-use lenses. EMEA sales grew 13%, 6% in constant currency, driven by increases in sales of Biofinity, disposable toric and disposable sphere products, including Proclear 1 Day lenses. Sales to the Asia Pacific region grew 24%, 14% in constant currency, primarily due to significant sales growth of single-use and other disposable sphere products, disposable toric products and Biofinity lenses.

Net sales growth includes increases in single-use spheres up 45%, at $165.3 million, all disposable spheres up 18% and total spheres up 16%. Biofinity had sales of $50.7 million primarily in Europe and the United States, and Avaira had sales of $7.6 million in the United States. Disposable toric sales grew 11% with total toric sales up 8% and disposable multifocal sales up 26%. CVI’s line of specialty lenses grew 10%. Older conventional lens products declined 14%, and cosmetic lenses declined 2%. Proclear products continued global market share gains as Proclear toric sales increased 39% to $72.2 million, Proclear spheres, including Biomedics XC and Proclear 1 Day, increased 22% to $124.6 million and Proclear multifocal lenses, including Biomedics XC, increased 40% to $44.4 million.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CSI Net Sales

CSI’s net sales increased 9% to $168.3 million with organic sales growth of about 6%. Sales of products marketed directly to hospitals grew 19% and now represent 30% of CSI’s sales. Women’s healthcare products used primarily by obstetricians and gynecologists generate 95% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. While unit growth and product mix have influenced organic sales growth, average realized prices by product have not materially influenced organic sales growth.

2007 Compared with 2006

We began recording share-based compensation expense in fiscal 2006 using the modified prospective transition method whereby prior periods are not restated and do not include such expense. We acquired Ocular on January 6, 2005, and include Ocular in our results from that date.

Highlights: 2007 vs. 2006

•	Net sales up 11% to $950.6 million from $859.0 million in fiscal year 2006.

•	Gross profit down 1%; gross margin decreased to 55% of net sales including production start-up costs and integration and restructuring items, from 61%.

•	Operating income down 59% to $45.9 million from $112.9 million. Operating margin at 5% of net sales including integration and restructuring items.

•	We recorded tax expense of $11.9 million for fiscal year 2007 compared to $7.1 million for fiscal year 2006.

•	Loss per share 25 cents down from diluted earnings per share of $1.44.

•

Results for 2007 include $7.2 million write-off of acquired in-process research and development, $34.4 million of production start up costs, $13.4 million of distribution rationalization costs, $52.8 million of other restructuring and integration costs, $10.4 million of intellectual property and securities litigation costs and $0.9 million write-off of the debt issuance costs of our amended and restated credit agreement. Results from 2006 included $52.7 million of similar items.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Net Sales

Our consolidated net sales grew by 11% in 2007 and 6% in 2006. CVI achieved 8% net sales growth primarily on growth of disposable lenses, including single-use lenses, and the launch of Biofinity, a silicone hydrogel lens. CSI achieved 24% net sales growth in 2007 driven by acquisitions and organic growth.

Net Sales Growth

($ in millions)	2007 vs. 2006		2006 vs. 2005
Business unit
CVI	$61.7	8%	$36.2	5%
CSI	$30.0	24%	$16.1	15%

CVI’s core product lines of specialty lenses, PC Technology™ brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses were 70% of CVI’s worldwide business. Additionally, it is important that CVI develop a range of silicone hydrogel products. CVI has launched Biofinity, its silicone hydrogel lens, with sales in Europe, the United States and Australia and is in the process of expanding its manufacturing capacity to grow sales. CVI anticipates launching a second silicone hydrogel spherical lens in April/May 2008 and commencing the marketing of a silicone hydrogel toric lens at the end of calendar 2008.

In addition to CVI’s silicone hydrogel lens, during 2007 CVI introduced these new products:

•	Biomedics EP™, a multifocal lens for emerging presbyopes.

•	Proclear 1 Day, a single-use spherical lens.

•	Proclear toric multifocal, a lens designed to address both astigmatism and presbyopia.

CVI Net Sales by Market

($ in millions)	2007	2006	Growth
Americas	$360.5	$351.9	2%
Europe	306.4	273.3	12%
Asia Pacific	129.0	109.0	18%

	$795.9	$734.2	8%

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Net sales growth includes increases in single-use spheres up 29%, at $113.7 million, all disposable spheres up 10% and total spheres up 8%. Biofinity, CVI’s silicone hydrogel spherical lens, had sales of $9.8 million primarily in Europe and the United States. Disposable toric sales grew 13% with total toric sales up 8% and disposable multifocal sales up 25%. CVI’s line of specialty lenses grew 10%. Cosmetic lenses grew 5%, and older conventional lens products declined 13%. Proclear products continued global market share gains as Proclear toric sales increased 47% to $51.9 million, Proclear spheres, including Biomedics XC and Proclear 1 Day, increased 22% to $102.5 million and Proclear multifocal lenses, including Biomedics XC, increased 52% to $31.8 million.

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

2008 Compared to 2007 and 2007 Compared to 2006

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2008	2007	2006
CVI	57%	54%	62%
CSI	59%	59%	58%
Consolidated	57%	55%	61%

CVI’s margin was 57% in fiscal 2008 compared with 54% in fiscal 2007, the result of changing product mix offset by improvements in manufacturing efficiencies. The changing product mix included a shift to lower margin sphere products, including single-use spheres that represented 18% of lens sales in fiscal 2008 compared to 14% last year. CVI’s fiscal 2008 cost of sales includes production start-up costs for our new silicone hydrogel products, share-based compensation and integration activities. These costs amounted to $27.9 million or 3% of sales. For fiscal 2007 cost of sales includes production start-up costs for our new silicone hydrogel products, the write off of manufacturing assets associated with Ocular integration activities and share-based compensation expense, which were 9% of sales.

CSI’s margin was 59% in both fiscal 2008 and 2007. Gross margin reflects CSI’s emphasis on organic growth and continuing efficiencies associated with recent acquisitions offset by higher costs on products sourced outside the United States.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Selling, General and Administrative Expense (SGA)

(In millions)	2008	2007	2006
CVI	$342.5	$322.0	$284.3
CSI	57.7	54.5	44.7
Headquarters	29.1	31.5	28.8

	$429.3	$408.0	$357.8

Consolidated SGA increased by 5% in 2008, 14% in 2007 and 20% in 2006. As a percentage of net sales, consolidated SGA decreased to 40% in 2008, 43% in fiscal 2007 and 42% in 2006. The increase in SGA is primarily due to costs supporting increased sales levels and lenses used in marketing programs offset by increased efficiencies as a result of the rationalization of distribution centers and decreased litigation costs.

CVI’s SGA increased 6% in 2008, primarily due to costs supporting increased sales levels and lenses used in marketing programs and 13% in 2007, primarily due to costs related to the rationalization of distribution centers, lenses used in marketing programs and intellectual property litigation. SGA as a percentage of net sales decreased to 38% in 2008 from 40% in 2007 and 39% in 2006.

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

CSI’s 2008 SGA increased 6% over 2007, which supported the 9% increase in sales, and 2007 SGA increased 22% over 2006. Selling and distributing costs increased to support the emphasis on organic sales growth.

Corporate headquarters’ SGA, which decreased 8% to $29.1 million in 2008 but increased 9% to $31.5 million in 2007 were 3% of consolidated net sales in both periods. The decrease in 2008 was primarily due to expense recovery related to forfeitures of share-based awards. The growth in 2007 was primarily due to share-based compensation expense. The growth since 2006 includes continued expenses for projects and staff to maintain the Company’s global trading arrangement and costs to comply with corporate governance requirements.

Research and Development Expense

Research and development (R&D) expense in 2008 decreased 11% from 2007 and increased 15% over 2006 and was 3% of sales in 2008, and 4% of sales in both periods for 2007 and 2006. R&D expense was $35.5 million in 2008, $39.9 million in 2007 and $34.5 million in 2006. R&D expense included acquired in-process research and development of $7.2 million in 2007 for CSI.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CVI’s research and development expenditures were $30.7 million, up 11% in 2008, and $27.6 million in 2007, up 17%. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology™.

CSI’s research and development expenditures were $4.7 million, down 7% in 2008, and $5.1 million, up 45% in 2007, net of acquired in-process R&D. CSI’s research and development activities include the upgrade and redesign of many CSI osteoporosis, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

Restructuring Expense

Restructuring expenses were $1.5 million in 2008 down from $9.7 million in 2007 as CVI completed the integration of Ocular. In connection with the January 6, 2005, acquisition of Ocular, CVI has progressed through our integration plan, optimizing operational synergies of the combined companies including integrating duplicate facilities and expanding utilization of preferred manufacturing and distribution practices. As of October 31, 2008, the total restructuring costs under this integration plan were $49.1 million, of which approximately $30 million were cash related, and are reported as charges to cost of sales or restructuring costs in our Consolidated Statements of Income. See Note 3 to the consolidated financial statements.

Amortization of Intangibles

Amortization of intangibles was $16.8 million in 2008, $16.2 million in 2007 and $14.3 million in 2006. Amortization expense increased in both fiscal 2008 and fiscal 2007 due to acquired intangible assets.

Operating Income

Operating income grew $14.1 million, or 12%, between 2006 and 2008, increasing 177% or $81.1 million in 2008 after declining 59% or $67.0 million in 2007.

Years Ended October 31, ($ in millions)	2008	2007		2006
CVI	$123.4	$57.2		$126.6
CSI	32.7	20.1		15.1
Headquarters	(29.1)	(31.4)		(28.8)

	$127.0	$45.9		$112.9

Percent growth (decline)	177%	(59%	)	(17%	)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Interest Expense

Interest expense increased 19% to $50.8 million in 2008, 14% to $42.7 million in 2007 and 26% to $37.3 million in 2006. Excluding the write-off of $3.0 million of unamortized costs related to the repurchase of our 2.625% Convertible Senior Debentures, interest expense increased 12% in 2008. The increases in interest expense are primarily due to higher average debt balances to support capital investments. We had $861.4 million in loans on our credit facility on October 31, 2008, compared to $717.0 million outstanding on October 31, 2007.

Other Income (Expense), Net

Years Ended October 31, (In thousands)	2008	2007	2006
Interest income	$298	$474	$386
Foreign exchange gain (loss)	387	(3,047)	(1,417)
Other (expense) income	(657)	74	(1,201)

	$28	$(2,499)	$(2,232)

Provision for Income Taxes

We recorded tax expense of $10.7 million for fiscal year 2008 compared to $11.9 million for fiscal year 2007. Our geographic mix of income changed during 2008, with a decrease in profitability in high tax jurisdictions offset by certain expenses associated with the Ocular integration plan that impacted jurisdictions with lower tax rates.

Share-Based Compensation Plans

The Company grants various stock-based compensation awards, including stock options, restricted stock and restricted stock units. The share-based compensation and related income tax benefit recognized in the consolidated financial statements in fiscal year 2008 was $14.9 million and $4.0 million, respectively, compared to $17.7 million and $4.3 million, respectively, if fiscal year 2007. As of October 31, 2008, there was $37.6 million of total unrecognized compensation cost related to nonvested stock options and restricted stock units, which is expected to be recognized over a weighted average remaining vesting period of 2.03 years for nonvested stock options and 2.17 years for restricted stock units. Cash received from options exercised under all share-based compensation arrangements for fiscal 2008 and 2007 was $6.3 million and $9.3 million, respectively.

The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company estimates stock option forfeitures based on historical data for each employee grouping, and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed. During fiscal year 2008, these adjustments totaled $3.2 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CAPITAL RESOURCES AND LIQUIDITY

2008 Highlights

•	Operating cash flow $96.5 million, compared to $134.0 million in 2007.

•	Expenditures for purchases of property, plant and equipment $124.9 million, compared to $183.6 million in 2007.

•	Cash payments for acquisitions totaled $3.9 million, compared to $81.0 million in 2007.

•	Net cash inflow from long-term debt totaling $29.4 million compared to $110.8 million in 2007.

Comparative Statistics

Years Ended October 31, ($ in millions)	2008	2007
Cash and cash equivalents	$1.9	$3.2
Total assets	$2,587.6	$2,596.2
Working capital	$270.6	$231.0
Total debt	$904.8	$876.6
Stockholders’ equity	$1,417.1	$1,459.5
Ratio of debt to equity	0.64:1	0.60:1
Debt as a percentage of total capitalization	39%	38%

Operating Cash Flows

Cash flow provided from operating activities continued as Cooper’s major source of liquidity, totaling $96.5 million in fiscal 2008 and $134.0 million in 2007. Operating cash flow decreased as we have utilized cash to build inventory in support of new product launches, including lenses for use in marketing programs, payment of income taxes and reduction of accounts payable, net of accounts payable related to capital expenditures.

The increase in working capital in fiscal 2008 was primarily due to our adoption of FIN 48, which resulted in a reclassification of certain short-term tax liabilities to long term (see Note 6 to the consolidated financial statements) and the building of inventories to support new product launches and increasing sales levels. Increases in our long-term borrowings and accounts receivable and a decrease in other accrued liabilities also contributed to the increase. Cash used to pay for capital equipment, while significantly less than the prior year, reduced working capital.

At the end of fiscal 2008, Cooper’s inventory months on hand (MOH) were 8.0 compared to 5.9 at fiscal year-end 2007. However, our adjusted fiscal 2007 MOH was 7.4, net of $27.3 million of charges to costs of sales recorded in our fiscal fourth quarter 2007 associated with our Ocular integration plan, as we continued to build inventory in support of new product launches and distribution center consolidations. Also, our days sales outstanding (DSO) decreased to 58 days at October 31, 2008, from 60 days at October 31, 2007. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Investing Cash Flows

The cash outflow of $128.8 million from investing activities in fiscal 2008 was driven by payments of $3.9 million for acquisitions and capital expenditures of $124.9 million, used primarily to expand manufacturing capacity, consolidate distribution centers and continue the rollout of new information systems.

Financing Cash Flows

The cash inflow of $31.2 million from financing activities in fiscal 2008 was driven by net proceeds from long-term debt of $29.4 million and $6.3 million from the exercise of stock options, partially offset by payment of short-term debt of $3.5 million and dividends on our common stock of $2.7 million paid in the first and third quarters of 2008.

Risk Management

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our pound sterling, euro and Japanese yen-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit varies with the London Interbank Offered Rate. Our significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through May 2011. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 8 to the consolidated financial statements.

On January 31, 2007, Cooper entered into a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% of senior notes (See Note 7 to the consolidated financial statements). KeyBank led the Revolver refinancing and the Revolver matures on January 31, 2012.

In connection with the normal management of our financial liabilities, we may from time to time seek to retire or purchase our Senior Notes through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Outlook – Global Market and Economic Conditions

In the United States and globally, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower economic growth through into the fourth quarter of 2008. For our fiscal year ended October 31, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, bank failures and a

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. and the global economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks near and subsequent to the end of the fiscal year contributed to substantial declines in capital markets and consumer confidence.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in potential adverse effects on our financial condition and results of operations. These conditions may also affect the markets for our products as consumers may curtail buying habits similar to the slower than expected contact lens sales in October and November 2008.

We believe that cash and cash equivalents on hand of $1.9 million plus cash generated by operating activities and borrowing capacity under our existing credit facilities will fund future operations, capital expenditures, cash dividends and small acquisitions. Management believes that our projected outlook on sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months. At October 31, 2008, we had $138.4 million available under our $650 million syndicated bank credit facility.

OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2008, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	Total	2009	2010 & 2011	2012 & 2013	2014 & Beyond
Contractual obligations:
Long-term debt	$861.8	$—	$—	$511.4	$350.4
Interest payments on long-term debt	228.8	45.2	91.1	55.1	37.4
Operating leases	187.6	31.3	56.5	39.4	60.4

Total contractual obligations	1,278.2	76.5	147.6	605.9	448.2

Commercial commitments:
Stand-by letters of credit	0.2	0.2	—	—	—

Total	$1,278.4	$76.7	$147.6	$605.9	$448.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

The expected future benefit payments for pension plans through 2018 are disclosed in Note 11. Employee Benefits.

Inflation and Changing Prices

Inflation has had no appreciable effect on our operations in the last three fiscal years.

New Accounting Pronouncements

In September 2006, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP SFAS 157-2, Effective Date of FASB Statement No. 157. These FSPs defer the effective date in SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and exclude certain leasing transactions accounted for under SFAS 13, Accounting for Leases, from the scope of SFAS 157. The delayed portions of SFAS 157 will be adopted by the Company beginning in its fiscal year ending October 31, 2010, while all other portions of the standard will be adopted by the Company beginning in its fiscal year ending October 31, 2009, as required. The Company does not expect a significant impact from the adoption of this statement on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). Effective October 31, 2007, we adopted the balance sheet recognition provision of this standard and accordingly recognized the funded status of the Company’s defined benefit postretirement plan. Effective for fiscal years ending after December 15, 2008, the standard also requires the measurement date for the Company’s defined benefit postretirement plan assets and benefit obligations to coincide with our fiscal year-end. SFAS 158 provides two transition alternatives related to the change in measurement date provisions. We will adopt the measurement date provisions of SFAS 158 on the first day of our fiscal year ending October 31, 2009. The Company does not expect a significant impact from adopting the measurement date provision of the standard on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

the noncontrolling owners. Currently, the Company does not anticipate that the adoption of SFAS 160, which is effective for the Company beginning in our fiscal year ending October 31, 2010, will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS 141R further requires that acquisition related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS 141R also establishes disclosure requirements which will require disclosure of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which is effective for the Company beginning in the first quarter of the fiscal year 2010 and will be applied prospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), with the intent of providing users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures above fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. In September 2008, the FASB issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees – An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP clarifies the FASB’s intent that the disclosures required by SFAS 161 should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161, which, due to the clarification in the FSP, is effective for the Company in our interim period beginning February 1, 2009 and fiscal year ending October 31, 2009, on our consolidated financial statements.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of FSP APB 14-1, which is effective for the Company in our fiscal year ending October 31, 2010, and related interim periods, on our consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4. This FSP applies to: (a) credit derivatives within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities; (b) hybrid instruments that have embedded credit derivatives; and (c) guarantees within the scope of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This FSP amends Statement 133, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. In addition, this FSP clarifies the FASB’s intent that the disclosures required by SFAS 161 should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The provisions of this FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently evaluating the impact of FSP SFAS 133-1 and FIN 45-4, which is effective for the Company in our interim period beginning February 1, 2009 and fiscal year ending October 31, 2009, on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. As such, for a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. The Company is currently evaluating the impact of FSP FAS 142-3, which is effective for the Company in our fiscal year ending October 31, 2010, and related interim periods, on our consolidated financial statements.

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

•

Revenue recognition – We recognize product revenue, net of discounts, returns, and rebates in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and SFAS No. 48, Revenue Recognition When the Right of Return Exists. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CSI medical devices, diagnostic products and surgical instruments and accessories, this

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been material to our business, since a high percentage of our revenue is from direct sales to doctors. The Company records taxes collected from customers on a net basis, as these taxes are not included in revenue.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

We performed an impairment test in our fiscal third quarter 2008, and our analysis indicated that we had no impairment of goodwill. As a result of the decline in the price of our common stock in the fiscal fourth quarter 2008 to a value below the Company’s per share book value, including goodwill, and given the present stock price volatility and uncertainty surrounding the global economy, the Company performed an interim goodwill impairment test as of October 31, 2008 and determined that no impairment existed in either of its reporting units as of such date. We determined the fair value of our reporting units based on discounted cash flows, an income valuation approach. We used a discount rate of a representative weighted average cost of capital for our business segments in comparison with guideline companies, with consideration given to the current condition of the global economy.

In bridging our market capitalization, we used an average closing price of our common stock, and we applied a premium for control based on our review of premiums paid by third parties in comparable recent transactions. Based on the facts and circumstances of the particular market conditions that occurred in the final month of our fiscal year and that were not in existence at the time of our annual impairment test, we used an average closing price of our common stock that represented the period from our release of our results of operations for our fiscal third quarter 2008 through our fiscal yearend, or 56 days. We determined an appropriate premium for control by analyzing individual transactions in our markets and selected target companies whose operations were comparable to our two business segments. Management will continue to monitor the relationship of Cooper’s market capitalization to both its book value and tangible book value and to evaluate the carrying value of goodwill, and the Company will perform its required annual goodwill impairment test during the fiscal third quarter 2009.

Goodwill impairment analysis and measurement is a process that requires significant judgment. If our common stock price continues to trade below book value per share, there are changes in market conditions or a future downturn in our business, or if the annual goodwill impairment test indicates an impairment of our goodwill, the Company may have to recognize a non-cash impairment of its goodwill that could be material, and which could adversely affect our results of operations in the period recognized and also adversely affect our total assets, stockholders’ equity and financial condition.

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

As part of the process of preparing our consolidated financial statements, we must estimate our income tax expense for each of the jurisdictions in which we operate. This process requires significant management judgments and involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as judging the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. Frequent changes in tax laws in each jurisdiction complicate future estimates. To determine the tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. We update the estimated effective tax rate for the effect of significant unusual items as they are identified. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate, and such changes could be material.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes (SFAS 109). The Company adopted the provisions of FIN 48 on November 1, 2007. Under FIN 48, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how the Company measures the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the consolidated financial statements for any unrecognized tax benefits. FIN 48 also addresses when the Company should record interest and penalties related to tax positions and how the interest and penalties may be classified within our Consolidated Statement of Operations and presented in the Consolidated Balance Sheet. In connection with the adoption of FIN 48, on November 1, 2007, the Company continued its classification policy of interest expense and penalties related to uncertain tax positions as additional income tax expense. Also, we were required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.

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

The Company is exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. The Company’s policy is to minimize, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into interest rate swaps and foreign currency forward exchange contracts, respectively. The Company does not enter into derivative financial instrument transactions for speculative purposes. For additional information please see Risk Management discussed above in Capital Resources and Liquidity and “Derivatives” in Note 1 and Note 8 to the consolidated financial statements.

Long-term Debt

Total debt increased to $904.8 million at October 31, 2008, from $876.6 million at October 31, 2007. Long-term debt includes $350 million of senior notes issued in fiscal 2007 (see Note 7 to the consolidated financial statements). On July 1, the Company repurchased all $115 million in aggregate principal amount of our 2.625% Convertible Senior Debentures issued in 2003 and due 2023 (Securities) pursuant to the terms of the indenture for the Securities (see Note 7 to the consolidated financial statements). The terms of the indenture included a put option that entitled each holder of the Securities to require the Company to repurchase all or any part of such holder’s Securities at a price equal to $1,000 in cash per $1,000 of principal amount of Securities plus accrued and unpaid interest. The Company accepted all of these Securities for repurchase, and therefore no Securities remain outstanding. The Company paid the aggregate repurchase price from borrowings under its $650 million revolving line of credit. On July 1, 2008, we also wrote off $3.0 million of unamortized costs related to the Securities.

We may from time to time seek to retire or purchase our Senior Notes through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

October 31, (In millions)	2008	2007
Short-term debt	$43.0	$46.5
Long-term debt	861.8	830.1

Total	$904.8	$876.6

As of October 31, 2008, the scheduled maturities of the Company’s fixed and variable rate long-term debt obligations (excluding immaterial capitalized leases), their weighted average interest rates and their estimated fair values were as follows:

Expected Maturity Date Fiscal Year ($ in millions)	2009	2010	2011	2012	2013	There- after	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	$—	$—	$—	$—	$350.4	$350.4	$282.1
Average interest rate						7.1%
Variable interest rate	$—	$—	$—	$511.4	$—	$—	$511.4	$511.4
Average interest rate	4.0%	4.0%	4.1%	4.0%	—%	—%

As the table incorporates only those exposures that existed as of October 31, 2008, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. We entered into interest rate swaps designed to fix the borrowing costs related to $525 million of the Company’s syndicated bank credit facility and subsequently reduced the notional amount of interest rate swaps to $450 million as of October 31, 2008. If interest rates were to increase or decrease by 1% or 100 basis points, interest expense on our variable rate debt would increase or decrease by approximately $600 thousand annually.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Cooper Companies, Inc.:

We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended October 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, effective November 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Cooper Companies, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 19, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

December 19, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Cooper Companies, Inc.:

We have audited The Cooper Companies, Inc. and subsidiaries internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Cooper Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss), and cash flows for each of the years in the three-year period ended October 31, 2008, and our report dated December 19, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

December 19, 2008

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended October 31, (In thousands, except per share amounts)	2008	2007	2006
Net sales	$1,063,176	$950,641	$858,960
Cost of sales	453,146	431,110	332,983

Gross profit	610,030	519,531	525,977
Selling, general and administrative expense	429,304	407,951	357,842
Research and development expense	35,468	39,858	34,547
Restructuring costs	1,521	9,674	6,385
Amortization of intangibles	16,774	16,194	14,303

Operating income	126,963	45,854	112,900
Interest expense	50,784	42,683	37,331
Other (income) expense, net	(28)	2,499	2,232

Income before income taxes	76,207	672	73,337
Provision for income taxes	10,731	11,864	7,103

Net income (loss)	$65,476	$(11,192)	$66,234

Basic earnings (loss) per share	$1.46	$(0.25)	$1.49

Diluted earnings (loss) per share	$1.43	$(0.25)	$1.44

Number of shares used to compute earnings per share:
Basic	44,995	44,707	44,522

Diluted	46,844	44,707	47,569

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, (In thousands)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,944	$3,226
Trade accounts receivable, net of allowance for doubtful accounts of $4,541 and $6,194 at October 31, 2008 and 2007, respectively	159,158	164,493
Inventories	283,454	267,914
Deferred tax assets	26,337	23,395
Prepaid expenses and other current assets	55,139	58,494

Total current assets	526,032	517,522

Property, plant and equipment, at cost	822,354	797,038
Less: accumulated depreciation and amortization	219,700	192,508

	602,654	604,530

Goodwill	1,251,699	1,289,584
Other intangibles, net	130,587	145,833
Deferred tax assets	25,645	20,015
Other assets	50,999	18,685

	$2,587,616	$2,596,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$43,013	$46,514
Accounts payable	63,636	61,377
Employee compensation and benefits	34,915	33,772
Accrued acquisition costs	6,318	10,303
Accrued income taxes	4,378	40,322
Other accrued liabilities	103,147	94,192

Total current liabilities	255,407	286,480

Long-term debt	861,781	830,116
Deferred tax liabilities	15,196	10,678
Accrued pension liability and other	38,156	9,408

Total liabilities	1,170,540	1,136,682

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized:
1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized:
70,000; issued 45,482 and 45,253 at October 31, 2008 and 2007, respectively	4,548	4,525
Additional paid-in capital	1,040,945	1,018,949
Accumulated other comprehensive (loss) income	(25,240)	107,780
Retained earnings	402,242	334,127
Treasury stock at cost: 353 and 384 shares at October 31, 2008 and 2007, respectively	(5,419)	(5,894)

Stockholders’ equity	1,417,076	1,459,487

	$2,587,616	$2,596,169

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended October 31, (In thousands)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$65,476	$(11,192)	$66,234
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	3,864	(3,943)	(971)
Depreciation and amortization expense	82,185	84,511	61,647
Write-off of debenture issuance costs and discounts	3,066	—	—
Provision for doubtful accounts	378	1,003	1,233
Share-based compensation expense	13,567	16,274	14,243
In-process research and development expense	—	7,157	7,500
Impairment of property, plant and equipment	655	7,995	3,247
Change in operating assets and liabilities excluding effects from acquisitions:
Receivables	4,528	(17,049)	5,643
Inventories	(15,540)	(27,676)	(49,374)
Other assets	(46,846)	12,036	15,535
Accounts payable	(11,917)	13,758	17,534
Accrued liabilities	8,598	40,704	1,503
Income taxes payable	(12,692)	7,536	4,724
Other long-term liabilities	1,206	2,870	1,811

Cash provided by operating activities	96,528	133,984	150,509

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(3,872)	(80,969)	(67,953)
Purchases of property, plant and equipment	(124,885)	(183,625)	(142,657)

Cash used by investing activities	(128,757)	(264,594)	(210,610)

Cash flows from financing activities:
Proceeds from long-term line of credit	894,220	1,212,350	801,350
Repayment of long-term line of credit	(864,820)	(1,100,650)	(753,300)
Acquisition costs of long-term line of credit	—	(13,259)	(625)
Principal (repayments) proceeds on long-term obligations	—	(866)	9
Borrowings (repayments) under short-term agreements	(3,505)	20,820	(10,465)
Excess tax benefit from share-based compensation arrangements	1,758	176	—
Proceeds from exercise of stock options	6,250	9,258	3,020
Dividends on common stock	(2,699)	(2,681)	(2,671)

Cash provided by financing activities	31,204	125,148	37,318

Effect of exchange rate changes on cash and cash equivalents	(257)	464	181

Net decrease in cash and cash equivalents	(1,282)	(4,998)	(22,602)
Cash and cash equivalents at beginning of year	3,226	8,224	30,826

Cash and cash equivalents at end of year	$1,944	$3,226	$8,224

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest, net of amounts capitalized	$48,616	$49,492	$31,499

Income taxes	$11,568	$3,843	$(453)

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at October 31, 2005	44,431	$4,443	465	$47	$977,317	$30,159	$284,437	$(7,133)	$1,289,270
Net income	—	—	—	—	—	—	66,234	—	66,234
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	31,601	—	—	31,601
Change in value of derivative instruments, net of tax benefit of $132	—	—	—	—	—	(836)	—	—	(836)
Additional minimum pension liability, net of tax of $1,250	—	—	—	—	—	2,510	—	—	2,510

Comprehensive income									99,509
Exercise of stock options	108	11	(39)	(4)	2,415	—	—	598	3,020
Adjustment of tax benefit from exercise of stock options	—	—	—	—	(591)	—	—	—	(591)
Dividends on common stock	—	—	—	—	—	—	(2,671)	—	(2,671)
Stock option expense	—	—	—	—	14,092	—	—	—	14,092
Restricted stock/stock option amortization and share issuance	9	1	(8)	(1)	480	—	—	123	603

Balance at October 31, 2006	44,548	$4,455	418	$42	$993,713	$63,434	$348,000	$(6,412)	$1,403,232
Net loss	—	—	—	—	—	—	(11,192)	—	(11,192)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	53,913	—	—	53,913
Change in value of derivative instruments, net of tax benefit of $2,335	—	—	—	—	—	(8,072)	—	—	(8,072)

Comprehensive income	—	—	—	—	—	—	—	—	34,649
Adjustment to initially apply SFAS 158, net of tax benefit of $957	—	—	—	—	—	(1,495)	—	—	(1,495)
Exercise of stock options	321	32	(34)	(4)	8,373	—	—	518	8,919
Tax benefit from exercise of stock options	—	—	—	—	339	—	—	—	339
Dividends on common stock	—	—	—	—	—	—	(2,681)	—	(2,681)
Stock option expense	—	—	—	—	16,095	—	—	—	16,095
Restricted stock/stock option amortization and share issuance	—	—	—	—	429	—	—	—	429

Balance at October 31, 2007	44,869	$4,487	384	$38	$1,018,949	$107,780	$334,127	$(5,894)	$1,459,487
Net income	—	—	—	—	—	—	65,476	—	65,476
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(132,065)	—	—	(132,065)
Change in value of derivative instruments net of tax benefit of $3,368	—	—	—	—	—	(564)	—	—	(564)
Additional minimum pension liability, net of tax of $250	—	—	—	—	—	(391)	—	—	(391)

Comprehensive loss	—	—	—	—	—	—	—	—	(67,544)
Prior year adjustment for adoption of FIN 48							5,338		5,338
Exercise of stock options	242	24	(31)	(3)	5,752	—	—	475	6,248
Tax benefit from exercise of stock options	—	—	—	—	2,677	—	—	—	2,677
Dividends on common stock	—	—	—	—	—	—	(2,699)	—	(2,699)
Stock option expense	—	—	—	—	13,567	—	—	—	13,567
Restricted stock/stock option amortization and share issuance	18	2	—	—	—	—	—	—	2

Balance at October 31, 2008	45,129	$4,513	353	$35	$1,040,945	$(25,240)	$402,242	$(5,419)	$1,417,076

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

General

The Cooper Companies, Inc. (Cooper or the Company) markets, develops and manufactures healthcare products through its two business segments:

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

•

Revenue recognition – We recognize product revenue, net of discounts, returns, and rebates in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and SFAS No. 48, Revenue Recognition When the Right of Return Exists. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CSI medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been material to our business, since a high percentage of our revenue is from direct sales to doctors. The Company records taxes collected from customers on a net basis, as these taxes are not included in revenue.

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

We performed an impairment test in our fiscal third quarter 2008, and our analysis indicated that we had no impairment of goodwill. As a result of the decline in the price of our common stock in the fiscal fourth quarter 2008 to a value below the Company’s per share book value, including goodwill, and given the present stock price volatility and uncertainty surrounding the global economy, the Company performed an interim goodwill impairment test as of October 31, 2008 and determined that no impairment existed in either of its reporting units as of such date. We determined the fair value of our reporting units based on discounted cash flows, an income valuation approach. We used a discount rate of a representative weighted average cost of capital for our business segments in comparison with guideline companies, with consideration given to the current condition of the global economy.

In bridging our market capitalization, we used an average closing price of our common stock, and we applied a premium for control based on our review of premiums paid by third parties in comparable recent transactions. Based on the facts and circumstances of the particular market conditions that occurred in the final month of our fiscal year and that were not in existence at the time of our annual impairment test, we used an average closing price of our common stock that

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

represented the period from our release of our results of operations for our fiscal third quarter 2008 through our fiscal yearend, or 56 days. We determined an appropriate premium for control by analyzing individual transactions in our markets and selected target companies whose operations were comparable to our two business segments. Management will continue to monitor the relationship of Cooper’s market capitalization to both its book value and tangible book value and to evaluate the carrying value of goodwill, and the Company will perform its required annual goodwill impairment test during the fiscal third quarter 2009.

Goodwill impairment analysis and measurement is a process that requires significant judgment. If our common stock price continues to trade below book value per share, there are changes in market conditions or a future downturn in our business, or if the annual goodwill impairment test indicates an impairment of our goodwill, the Company may have to recognize a non-cash impairment of its goodwill that could be material, and which could adversely affect our results of operations in the period recognized and also adversely affect our total assets, stockholders’ equity and financial condition.

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

As part of the process of preparing our consolidated financial statements, we must estimate our income tax expense for each of the jurisdictions in which we operate. This process requires significant management judgments and involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as judging the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. Frequent changes in tax laws in each jurisdiction complicate future estimates. To determine the tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. We update the estimated effective tax rate for the effect of significant unusual items as they are identified. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate, and such changes could be material.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes (SFAS 109). The Company adopted the provisions of FIN 48 on November 1, 2007. Under FIN 48, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how the Company measures the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the consolidated financial statements for any unrecognized tax benefits. FIN 48 also addresses when the Company should record interest and penalties related to tax positions and how the interest and penalties may be classified within our Consolidated Statement of Operations and presented in the Consolidated Balance Sheet. In connection with the adoption of FIN 48, on November 1, 2007, the Company continued its classification policy of interest expense and penalties related to uncertain tax positions as additional income tax expense. Also, we were required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP SFAS 157-2, Effective Date of FASB Statement No. 157. These FSPs defer the effective date in SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and exclude certain leasing transactions accounted for under SFAS 13, Accounting for Leases, from the scope of SFAS 157. The delayed portions of SFAS 157 will be adopted by the Company beginning in its fiscal year ending October 31, 2010, while all other portions of the standard will be adopted by the Company beginning in its fiscal year ending October 31, 2009, as required. The Company does not expect a significant impact from the adoption of this statement on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). Effective October 31, 2007, we adopted the balance sheet recognition provision of this standard and accordingly recognized the funded status of the Company’s defined benefit postretirement plan. Effective for fiscal years ending after December 15, 2008, the standard also requires the measurement date for the Company’s defined benefit postretirement plan assets and benefit obligations to coincide with our fiscal year-end. SFAS 158 provides two transition alternatives related to the change in measurement date provisions. We will adopt the measurement date provisions of SFAS 158 on the first day of our fiscal year ending October 31, 2009. The Company does not expect a significant impact from adopting the measurement date provision of the standard on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Currently, the Company does not anticipate that the adoption of SFAS 160, which is effective for the Company beginning in our fiscal year ending October 31, 2010, will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer in a business

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS 141R further requires that acquisition related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS 141R also establishes disclosure requirements which will require disclosure of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which is effective for the Company beginning in the first quarter of the fiscal year 2010 and will be applied prospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), with the intent of providing users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures above fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. In September 2008, the FASB issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees – An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP clarifies the FASB’s intent that the disclosures required by SFAS 161 should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161, which, due to the clarification in the FSP, is effective for the Company in our interim period beginning February 1, 2009 and fiscal year ending October 31, 2009, on our consolidated financial statements.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of FSP APB 14-1, which is effective for the Company in our fiscal year ending October 31, 2010, and related interim periods, on our consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4. This FSP applies to: (a) credit derivatives within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities; (b) hybrid instruments that have embedded credit derivatives; and (c) guarantees within the scope of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Indirect Guarantees of Indebtedness of Others. This FSP amends Statement 133, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. In addition, this FSP clarifies the FASB’s intent that the disclosures required by SFAS 161 should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The provisions of this FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently evaluating the impact of FSP SFAS 133-1 and FIN 45-4, which is effective for the Company in our interim period beginning February 1, 2009 and fiscal year ending October 31, 2009, on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. As such, for a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. The Company is currently evaluating the impact of FSP FAS 142-3, which is effective for the Company in our fiscal year ending October 31, 2010, and related interim periods, on our consolidated financial statements.

Consolidation

The financial statements in this report include the accounts of all of Cooper’s consolidated entities. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

We have revised our financial position for goodwill and accumulated other comprehensive income from amounts in our Consolidated Balance Sheet, and foreign currency translation adjustment in our Consolidated Statement of Comprehensive Income/(Loss), that were reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, and our Quarterly Reports on Form 10-Q for the periods ended January 31, 2008 and April 30, 2008. The revision was not material to the Company’s Consolidated Financial Statements. The revision reflects a cumulative translation adjustment of approximately $30.0 million that we recorded to adjust goodwill balances recorded in a functional currency different from the underlying acquisition and, therefore, not translated. The related effect is recorded in the cumulative translation adjustment in other comprehensive income.

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into U.S. dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

the translation of financial statements in foreign currencies into U.S. dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location’s functional currency in net income for each period. Net foreign exchange gains (losses) included in other income for the years ended October 31, 2008, 2007 and 2006 were $0.4 million, $(3.0) million and $(1.4) million, respectively.

Derivatives

We use derivatives to reduce market risks associated with changes in foreign exchange and interest rates. We do not use derivatives for trading or speculative purposes. We do not believe that the counterparties with which we enter into forward exchange contracts and interest rate swap agreements are not financially sound, and we do not believe that there exists credit risk of these contracts.

Litigation

We are subject to various claims and contingencies relating to litigation arising out of the normal course of business. If we believe the likelihood of an adverse legal outcome is probable and the amount is estimable we accrue a liability in accordance with SFAS No. 5, Accounting for Contingencies. We consult with legal counsel on matters related to litigation and seek input from other experts both within and outside the Company with respect to matters in the ordinary course of business.

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

The Company provides optometric practices with in-office lenses used in marketing programs to facilitate efficient and convenient fitting of contact lenses by practitioners. Such lens fitting sets generally consist of a physical binder or rack to store contact lenses and an array of lenses. We record the costs associated with the original fitting set to other long-term assets on our Consolidated Balance Sheet. We amortize such costs over their estimated useful lives to selling, general and administrative expense on our Consolidated Statements of Operations. We also expense the cost for lenses provided to practitioners as replenishment for original fitting sets in the period shipped to selling, general and administrative expense on our Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents include short-term income producing investments with maturity dates of three months or less. These investments are readily convertible to cash and are carried at cost, which approximates market value.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Inventories

October 31, (In thousands)	2008	2007
Raw materials	$45,377	$37,754
Work-in-process	8,399	11,044
Finished goods	229,678	219,116

	$283,454	$267,914

Inventories are stated at the lower of cost on a first-in, first-out basis or market.

Property, Plant and Equipment

October 31, (In thousands)	2008	2007
Land and improvements	$1,574	$1,984
Buildings and improvements	126,592	140,005
Machinery and equipment	525,533	489,047
Construction in progress	168,655	166,002
Less: Accumulated depreciation	(219,700)	(192,508)

	$602,654	$604,530

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

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. For the years ended October 31, 2008 and 2007, we had impairments of property, plant and equipment of $0.7 million and $8.0 million, respectively, reported in cost of sales or operating expenses in our Consolidated Statements of Operations. We had capitalized interest included in construction in progress of $6.9 million and $5.8 million for the years ended October 31 2008 and 2007, respectively.

Earnings Per Share

We determine basic earnings per share (EPS) by using the weighted average number of shares outstanding. We determine diluted EPS by increasing the weighted average number of shares outstanding in the denominator by the number of outstanding dilutive equity awards using the treasury stock method. We use the if-converted method to include in the denominator the number of shares of common stock contingently issuable pursuant to the convertible debentures and we adjust the numerator to add back the after-tax amount of interest recognized in the period associated with the convertible debentures. The numerator and denominator are only adjusted when the impact is dilutive.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. As of October 31, 2008 and 2007, the number of shares in treasury was 353,285 and 384,285, respectively. No shares were purchased during the years ended October 31, 2008 and 2007.

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

We paid $20.0 million in cash for Wallach and ascribed $14.9 million to goodwill, $1.6 million to working capital (including acquisition costs of $1.5 million), $6.5 million to trademarks and customer relationships with a weighted average estimated useful life of 5 years, $0.3 million to property, plant and equipment and $3.3 million to deferred tax liability. Fair value for purposes of purchase price allocation was primarily determined using a discounted cash flow model.

Lone Star: On November 2, 2006, Cooper acquired all of the outstanding shares of Lone Star Medical Products, Inc. (Lone Star), a manufacturer of medical devices that improve the management of the surgical site, most notably the Lone Star Retractor System™, which places a retraction ring around the surgical incision providing greater exposure of the surgical field.

We paid $27.2 million in cash for Lone Star and ascribed $19.7 million to goodwill, $0.7 million to working capital (including acquisition costs of $1.1 million), $7.6 million to trademarks and customer relationships with a weighted average estimated useful life of 7 years, $4.3 million to property, plant and equipment and $2.9 million to deferred tax liability, and we assumed $2.2 million of long-term debt. The debt was repaid shortly after closing. Fair value for purposes of purchase price allocation was primarily determined using a discounted cash flow model.

Note 3. Acquisition and Restructuring Costs

Restructuring

In connection with the Ocular Sciences Inc. (Ocular) acquisition during fiscal year 2005, we completed our integration plan designed to optimize operational synergies of the combined companies. These activities included integrating duplicate facilities and expanding utilization of preferred manufacturing and distribution practices. Integration activities began in January 2005 and were substantially completed in our fiscal third quarter 2008.

Of the $49.1 million in restructuring costs under this integration plan, exclusive of accrued acquisition related costs, approximately $30 million are cash related, and are reported as cost of sales or restructuring costs in our Consolidated Statements of Operations. In 2008 and 2007, we reported

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

$0.4 million and $18.2 million in cost of sales and $1.5 million and $9.2 million in restructuring costs, respectively. The following table summarizes the restructuring costs incurred under this integration plan through October 31, 2008.

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

Below is a summary of activity related to accrued acquisition costs for the fiscal years ended October 31, 2008 and 2007.

Description (In thousands)	Balance October 31, 2007	Additions	Payments	Balance October 31, 2008
Plant shutdown	$2,096	$ —	$430	$1,666
Severance	3,751	—	1,068	2,683
Legal and other	4,456	—	2,487	1,969

Total	$10,303	$ —	$3,985	$6,318

Description (In thousands)	Balance October 31, 2006	Additions	Payments	Balance October 31, 2007
Plant shutdown	$4,813	$881	$3,598	$2,096
Severance	10,473	731	7,453	3,751
Contingent consideration	12,252	—	12,252	—
Legal	5,705	584	3,097	3,192
Preacquisition liabilities	768	—	768	—
Other	2,890	374	2,000	1,264

Total	$36,901	$2,570	$29,168	$10,303

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 4. Intangible Assets

(In thousands)	CVI	CSI	Total
Goodwill:
Balance as of November 1, 2006	$1,069,366	$172,441	$1,241,807
Net (reductions) additions during the year ended October 31, 2007	(4,950)	35,289	30,339
Other adjustments*	16,875	563	17,438

Balance as of October 31, 2007	$1,081,291	$208,293	$1,289,584
Net (reductions) additions during the year ended October 31, 2008	(409)	(542)	(951)
Other adjustments*	(36,820)	(114)	(36,934)

Balance as of October 31, 2008	$1,044,062	$207,637	$1,251,699

*	Primarily translation differences in goodwill denominated in foreign currency.

Of the October 31, 2008 goodwill balance, $69.5 million is expected to be deductible for tax purposes.

(In thousands)	As of October 31, 2008		As of October 31, 2007		Weighted Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
					(In years)
Other intangible assets:
Trademarks	$2,907	$821	$2,907	$507	12
Technology	90,337	36,006	90,064	27,849	12
Shelf space and market share	87,177	22,909	86,386	15,758	14
License and distribution rights and other	17,178	7,276	16,713	6,123	16

	$197,599	$67,012	$196,070	$50,237	13

Less accumulated amortization and translation	67,012		50,237

Other intangible assets, net	$130,587		$145,833

Estimated annual amortization expense is about $15.7 million for each of the years in the five-year period ending October 31, 2013.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 5. Earnings Per Share

Years Ended October 31, (In thousands, except per share amounts)	2008	2007	2006
Net income (loss)	$65,476	$(11,192)	$66,234
Add interest charge applicable to convertible debt, net of tax	1,394	—	2,090

Income (loss) for calculating diluted earnings per share	$66,870	$(11,192)	$68,324

Basic:
Weighted average common shares	44,995	44,707	44,522

Basic earnings (loss) per common share	$1.46	$(0.25)	$1.49

Diluted:
Weighted average common shares	44,995	44,707	44,522
Effect of dilutive stock options	122	—	457
Shares applicable to convertible debt	1,727	—	2,590

Diluted weighted average common shares	46,844	44,707	47,569

Diluted earnings (loss) per share	$1.43	$(0.25)	$1.44

The following table sets forth stock options to purchase Cooper’s common stock, common shares applicable to restricted stock units and common shares applicable to convertible debt that are not included in the diluted net income per share calculation because to do so would be anti-dilutive for the periods presented:

Years Ended October 31,	2008	2007	2006
Number of stock option shares excluded	4,031,083	5,199,534	3,119,383

Range of exercise prices	$36.76 - $80.51	$15.35 - $80.51	$52.40 - $80.51

Number of restricted stock units excluded	—	167,700	—

Number of common shares applicable to convertible debt	—	2,590,090	—

Note 6. Income Taxes

The components of income from continuing operations before income taxes and the income tax provision (benefit) related to income from all operations in our Consolidated Statements of Operations consist of:

Years Ended October 31, (In thousands)	2008	2007	2006
Income (loss) before income taxes:
United States	$(8,052)	$(9,911)	$(22,071)
Foreign	84,259	10,583	95,408

	$76,207	$672	$73,337

Income tax provision	$10,731	$11,864	$7,103

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The income tax provision (benefit) related to income from continuing operations in our Consolidated Statements of Operations consists of:

Years Ended October 31, (In thousands)	2008	2007	2006
Current:
Federal	$3,566	$2,623	$4,189
State	1,066	590	372
Foreign	2,235	12,594	3,513

	6,867	15,807	8,074

Deferred:
Federal	(5,406)	(3,719)	(2,749)
State	(1,831)	(323)	(638)
Foreign	11,101	99	2,416

	3,864	(3,943)	(971)

Total provision for income taxes	$10,731	$11,864	$7,103

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

Years Ended October 31, (In thousands)	2008	2007	2006
Computed expected provision for taxes	$26,672	$235	$25,668
(Decrease)/increase in taxes resulting from:
Income earned outside the United States subject to different tax rates	(15,644)	9,578	(25,235)
Foreign source income subject to U.S. tax	—	—	202
State taxes, net of federal income tax benefit	(817)	275	(229)
In-process research and development	—	—	2,625
Incentive stock option compensation	224	818	1,306
Change in valuation allowance	—	—	(252)
Tax accrual adjustment	40	1,407	2,744
Other, net	256	(449)	274

Actual provision for income taxes	$10,731	$11,864	$7,103

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

October 31, (In thousands)	2008	2007
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$1,645	$1,577
Inventories	3,177	3,230
Litigation settlements	624	175
Accrued liabilities, reserves and compensation accruals	24,121	16,201
Restricted stock	11,367	7,564
Net operating loss carryforwards	31,255	40,890
Research and experimental expenses – Section 59(e)	8,630	4,920
Tax credit carryforwards	4,356	3,770

Total gross deferred tax assets	85,175	78,327
Less valuation allowance	—	—

Deferred tax assets	85,175	78,327

Deferred tax liabilities:
Tax deductible goodwill	(10,929)	(9,128)
Plant and equipment	(3,763)	(4,857)
Transaction cost	(1,144)	(1,144)
Foreign deferred tax liabilities	(12,144)	(4,298)
Other intangible assets	(22,193)	(25,427)
Inventory adjustments under new accounting method	—	(1,040)

Total gross deferred tax liabilities	(50,173)	(45,894)

Net deferred tax assets	$35,002	$32,433

Current deferred tax liabilities of $1.8 million at October 31, 2008, and $0.3 million at October 31, 2007, are included in other accrued liabilities on the balance sheet.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 2008. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company has not provided for federal income tax on approximately $477.4 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely. As a result, the Company has not availed itself of the favorable repatriation provisions of Internal Revenue Code Section 965.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

At October 31, 2008, the Company had federal net operating loss carryforwards of $81.8 million and state net operating loss carryforwards of $34.4 million. The Company also had federal net operating loss carryforwards of $30.6 million related to share option exercises as of October 31, 2006. A tax benefit and a credit to additional paid-in capital for the excess deduction would not be recognized until deduction reduces taxes payable. Additionally, the Company had $4.4 million of federal alternative minimum tax credits. The federal net operating loss carryforwards expire on various dates between 2009 through 2028, and the federal alternative minimum tax credits carry forward indefinitely. Approximately $6.9 million of the NOLs expire in fiscal 2009. The state net operating loss carryforwards expire on various dates between 2015 through 2018. Among the net operating and other tax credit carryforwards, $59.8 million, $6.1 million and $5.2 million of federal net operating losses are attributable to the Ocular, Inlet Medical, Inc. (Inlet) and NeoSurg Technologies, Inc. (NeoSurg) pre-acquisition years, respectively, which may be subject to certain limitations upon utilization. $42.2 million of state net operating losses are attributable to the Ocular pre-acquisition years, which may be subject to certain limitations upon utilization. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests. The Company does not believe that any limitations triggered by the change in the ownership of Ocular, Inlet and NeoSurg will have a material effect on its ability to utilize net operating losses.

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

The Company adopted the provisions of FIN 48 on November 1, 2007. As a result of the adoption of FIN 48, the Company reduced its net liability for unrecognized tax benefits (UTB) by $5.3 million, which was accounted for as an increase to retained earnings. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of our adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable. As of the adoption date, the Company had a total gross unrecognized tax benefit of $24.4 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The aggregated changes in the balance of gross unrecognized tax benefits were as follows:

(In millions)
Beginning balance as of November 1, 2007 (date of adoption)	$24.4
Increase (decrease) from prior year’s UTB’s	—
Increase (decrease) from current Year’s UTB’s	1.3
UTB (decreases) from tax authorities’ settlements	(0.4)
UTB (decreases) from expiration of statute of limitations	(5.9)
Increase (decrease) of unrecorded UTB’s	—

Ending balance at October 31, 2008	$19.4

As of October 31, 2008, the Company had $16.8 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. As of that date, the Company had $2.1 million of accrued interest and penalties related to the unrecognized tax benefits. As of the date of adoption, the Company had $1.75 million of accrued interest and penalties related to the unrecognized tax benefits. It is the Company’s policy to recognize interest and penalties directly related to incomes taxes as additional income tax expense.

Included in the balance of unrecognized tax benefits at October 31, 2008 is $1 million to $2.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and comprises of transfer pricing and other items.

As of October 31, 2008, the tax years for which the Company remains subject to U.S. Federal income tax assessment upon examination are 2005 through 2007. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2004 through 2007.

Note 7. Debt

October 31, (In thousands)	2008	2007
Short-term:
Overdraft and other credit facilities	$43,013	$46,514

Long-term:
Revolver	$511,400	$367,000
Senior notes	350,000	350,000
Convertible senior debentures, net of discount of $2,252 at October 31, 2007	—	112,748
Other	381	368

	$861,781	$830,116

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Annual maturities of long-term debt as of October 31, 2008, are as follows:

Year (In thousands)
2009	—
2010	—
2011	—
2012	$511,400
2013	—
Thereafter	$350,381

Syndicated Bank Credit Facility

On January 31, 2007, Cooper entered into a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% of Senior Notes (Senior Notes), described below. The Revolver matures on January 31, 2012. KeyBank led the Revolver refinancing.

Revolver

Interest rates for the Revolver are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 150 basis points. As of October 31, 2008, the additional basis points were 150.

The Revolver has financial covenants that:

•	Require the ratio of consolidated Pro Forma EBITDA to Consolidated Interest Expense (as defined, “Interest Coverage Ratio”) be at least 3.0 to 1.0 at all times.

•

Require the ratio of Consolidated Funded Indebtedness to Consolidated Pro Forma EDITDA (as defined, “Total Leverage Ratio”) be no higher than 4.00 to 1.00 from January 31, 2007, through October 31, 2009, and 3.75 to 1.00 thereafter.

At October 31, 2008, the Company’s Interest Coverage Ratio was 5.14 to 1.00 and the Total Leverage Ratio was 3.46 to 1.00 and the Company is in compliance with all covenants.

Debt issuance costs related to the Revolver and Senior Notes are carried in other assets and amortized to interest expense over the life of the credit facility.

At October 31, 2008, we had $138.4 million available under the Revolver.

Senior Notes

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes due February 15, 2015. The Senior Notes were initially offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and were subsequently exchanged for a like principal amount of Senior Notes having identical terms that were

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

registered with the Securities and Exchange Commission pursuant to a registration statement declared effective June 19, 2007. Net proceeds from the issuance totaled approximately $342.6 million. The Senior Notes pay interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. We may redeem some or all of the Senior Notes at any time prior to February 15, 2011, at a price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest to the redemption date and a prescribed premium. We may redeem some or all of the Senior Notes at any time on or after February 15, 2011, at the redemption prices (expressed as percentages of principal amounts) set forth below, plus accrued and unpaid interest to the redemption date, if any, on the Senior Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Year	Percent
2011	103.56%
2012	101.78%
2013 and thereafter	100.00%

In addition, prior to February 15, 2010, we may redeem up to 35% of the Senior Notes at a price equal to 107.13% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest to the redemption date, if any, on the Senior Notes redeemed to the applicable redemption date, from the proceeds of certain equity offerings.

Under the indenture governing the Senior Notes, our ability to incur indebtedness and pay distributions is subject to restrictions and the satisfaction of various conditions. In addition, the indenture imposes restrictions on certain other customary matters, such as limitations on certain investments, transactions with affiliates, the incurrence of liens, sale and leaseback transactions, certain asset sales and mergers.

The Senior Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured obligations and senior to our subordinated indebtedness. The Senior Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing that indebtedness. On the issue date, certain of our direct and indirect subsidiaries entered into unconditional guarantees of the Senior Notes that are unsecured. These guarantees rank equally with all existing and future unsecured senior obligations of the guarantors and are effectively subordinated to existing and future secured debt of the guarantors to the extent of the assets securing that indebtedness. The Senior Notes are structurally subordinated to indebtedness and other liabilities, including payables, of our non-guarantor subsidiaries.

Convertible Senior Debentures

On July 1, 2008, we repurchased all $115 million in aggregate principal amount of our 2.625% Convertible Senior Debentures (Securities) pursuant to the terms of the indenture for the Securities. The terms of the indenture included a Put Option that entitled each holder of the Securities to require the Company to repurchase all or any part of such holder’s Securities at a price equal to $1,000 in cash per $1,000 of principal amount of Securities plus accrued and unpaid interest. The Company accepted all of these Securities for repurchase, and therefore no Securities remain outstanding. The Company paid the aggregate repurchase price from borrowings under its $650 million revolving line of credit. On July 1, 2008, we also wrote off $3.0 million of unamortized costs related to the Securities.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

We issued the $115 million of 2.625% convertible senior debentures, which was originally due on July 1, 2023, in fiscal 2003 in a private placement pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The Debentures were initially convertible at the holder’s option under certain circumstances into 22.5201 shares of our common stock per $1,000 principal amount of Securities (representing a conversion price of approximately $44.40 per share), or approximately 2.6 million shares in aggregate, subject to adjustment. The Securities ranked equally in right of payment with all of our other unsecured and unsubordinated indebtedness and were effectively subordinated to the indebtedness and other liabilities of our subsidiaries, including trade creditors.

Under EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, the dilutive effect of the Securities is included in the diluted earnings per share calculation from the time of issuance of the Securities, in accordance with the if-converted methodology under SFAS No. 128, Earnings Per Share (SFAS 128).

Canadian Credit Facility

On April 30, 2007, the Company entered into a $10 million Canadian credit facility supported by a continuing and unconditional guaranty. Interest expense is calculated on outstanding balances based on an applicable base rate plus a fixed spread. At October 31, 2008, $7.5 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 4.1%.

European Credit Facility

On November 1, 2006, the Company entered into a $45 million European credit facility with CitiGroup in the form of a continuing and unconditional guaranty. The Company will pay to CitiGroup all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all debit balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered under the guaranty. At October 31, 2008, $9.1 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 5.2%.

In addition to the $45 million European credit facility, the Company has available a non-guaranteed Euro-denominated Italian overdraft facility totaling approximately $3.3 million. The weighted average interest rate on the outstanding balances was 4.9%

Asian Pacific Credit Facilities

In February 2006 and in May 2008, the Company entered into $15 million and approximately $10 million Yen-denominated credit facilities, respectively, in Japan supported by a continuing and unconditional guaranty. The Company will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the EuroYen rate plus a fixed spread. At October 31, 2008, due to exchange rate fluctuations in October, $16.1 million and $6.9 million of the facilities, respectively, were utilized. The weighted average interest rate on the outstanding balances was 1.2%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

During the three months ended April 30, 2007, the Company entered into an approximately $3 million overdraft facility for certain of our Asian Pacific subsidiaries. Each overdraft facility is supported by a continuing and unconditional guaranty. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under each guaranty. At October 31, 2008, $800 thousand of the facility was utilized. The weighted average interest rate on the outstanding balances was 3.8%.

Note 8. Financial Instruments

The fair value of each of our financial instruments, including cash and cash equivalents, trade receivables, lines of credit and accounts payable, approximated its carrying value as of October 31, 2008 and 2007 because of the short maturity of these instruments and the ability to obtain financing on similar terms. There are no significant concentrations of credit risk in trade receivables.

The 7.125% Senior Notes are traded in public markets. The carrying value and estimated fair value of these obligations as of October 31, 2008, were $350.0 million and $281.8 million, respectively and as of October 31, 2007, were $350.0 million and $350.9 million, respectively. As of October 31, 2007, the carrying value and estimated fair value of our 2.625% Convertible Senior Debentures were $112.7 million and $123.4 million, respectively. The fair value of our other long-term debt, consisting solely of our Revolver, approximated the carrying value at October 31, 2008 and 2007.

Derivative Instruments

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to minimize transaction, remeasurement and specified economic exposures with derivatives instruments such as foreign exchange forward contracts and cross currency swaps. The gains and losses on these derivatives are intended to at least partially offset the transaction gains and losses recognized in earnings. We do not enter into derivatives for speculative purposes. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Cash Flow Hedging

In the fiscal fourth quarter 2008, the Company entered into approximately $146.8 million of foreign currency forward contracts with maturities of up to fourteen months to reduce foreign currency fluctuations related to forecasted foreign currency denominated purchases and sales of product in fiscal 2009. The derivatives are accounted for as cash flow hedges under SFAS 133 and are expected to be effective throughout the life of the hedges. An immaterial amount of ineffectiveness was recorded during the fiscal fourth quarter 2008.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

In the fiscal third quarter 2008, the Company entered into approximately $307 million of foreign currency forward contracts. Approximately $296 million in contracts with maturities of up to thirteen months serve to reduce foreign currency exposure related to forecasted foreign currency denominated purchases and sales of product in fiscal 2009. Approximately $11 million in contracts with maturities of up to seven months serve to reduce foreign currency exposure related to forecasted foreign currency denominated purchases and sales of product in fiscal 2008. The derivatives are accounted for as cash flow hedges under SFAS 133 and are expected to be effective throughout the life of the hedges. An immaterial amount of ineffectiveness was recorded during the fiscal third quarter 2008.

In the fiscal second quarter 2008, the Company entered into approximately $15.9 million of foreign currency forward contracts with maturities of up to eight months to reduce foreign currency fluctuations related to forecasted foreign currency denominated purchases and sales of product. No ineffectiveness was recorded during the fiscal second quarter 2008.

In the fiscal first quarter 2008, the Company entered into approximately $142 million of foreign currency forward contracts with maturities of up to ten months to reduce foreign currency fluctuations related to forecasted foreign currency denominated purchases and sales of product. The derivatives are accounted for as cash flow hedges under SFAS 133 and are expected to be effective throughout the life of the hedges. No ineffectiveness was recorded during the fiscal first quarter 2008.

We designate and document qualifying foreign exchange forward contracts, with maturities of 24 months or less, related to forecasted cost of sales, and certain intercompany sales and purchases associated with third party transactions, as cash flow hedges. For such hedges, the effective portion of the contracts’ gains or losses resulting from changes in fair value of these hedges is initially reported as a component of accumulated other comprehensive income (OCI) in stockholder’s equity until the underlying hedged item is reflected in our Consolidated Statements of Operations, at which time the effective amount in OCI is reclassified to either cost of sales or other income or expense in our Consolidated Statements of Operations. We record any ineffectiveness and any excluded components of the hedge immediately to other income or expense in our Consolidated Statements of Operations. As of October 31, 2008, the excluded components were a gain of approximately $2.9 million recorded to other income. For the fiscal year ended October 31, 2008, the calculated ineffective amount recorded to earnings was immaterial. We calculate hedge effectiveness at a minimum each fiscal quarter. Monthly, we evaluate hedge effectiveness prospectively and retrospectively, excluding time value, using regression as well as other timing and probability criteria required by SFAS No. 133.

In the event the underlying forecasted transaction does not occur within the designated hedge period, or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedges are immediately reclassified from OCI to other income or expense in our Consolidated Statements of Operations at that time. As of October 31, 2008, there were no reclassifications from OCI to other income or expense due to either of these scenarios. As of October 31, 2008, all outstanding cash flow hedging derivatives had maturities of less than 13 months. We expect to reclassify a loss of approximately $0.6 million to other income over the next twelve months and a gain of approximately $0.9 million thereafter.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Rollforward of Other Comprehensive Income

Year Ended October 31, (In thousands)	2008	2007
Beginning balance of unrealized (losses) on derivative instruments	$(4,432)	$(38)
Change in unrealized (losses) on derivative instruments	(13,431)	(3,686)
Reclassification adjustment for losses (gains), realized on derivative instruments in income:
Cost of sales	18,062	(772)
Operating expense	60	64

Ending balance of unrealized gains (losses) on derivative instruments	$259	$(4,432)

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. In January 2008, the Company entered into approximately $57 million of foreign currency forward contracts to reduce foreign currency fluctuation related to the balance sheet translation of certain intercompany balances. As of October 31, 2008, all outstanding balance sheet hedging derivatives had maturities of less than 24 months. The change in fair value of these derivatives is recognized in other income or expense and is intended to offset the remeasurement gains and losses associated with the non-functional currency assets and liabilities.

Interest Rate Swaps

On January 31, 2007, the Company refinanced its $750 million syndicated bank credit facility, which consisted of a $250 million term loan and a $500 million revolving credit facility, with a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% Senior Notes. As of October 31, 2008, approximately $511.4 million of the $650 million revolving facility is outstanding. As part of this new debt structure, the Company terminated an interest rate swap with a notional value of $125 million on January 30, 2007. This interest rate swap was set to mature on February 9, 2009, and the Company settled the interest rate swap and received $1.1 million from the counterparty. As a result of the termination of the interest rate swap, the Company realized a gain of approximately $1.0 million. The Company amortizes this gain from OCI to interest expense over the original life of the interest rate swap. During fiscal 2008, approximately $0.3 million of effective gains were amortized from OCI to interest expense related to the termination of this swap. As of October 31, 2008, approximately $30 thousand remained in OCI as effective gains to be amortized to interest expense related to the termination of this swap. Effective amounts are amortized to interest expense as the related hedged expense is incurred. The final amounts will be amortized during the fiscal first quarter of 2009.

On May 3, 2007, we terminated two floating-to-fixed interest rate swaps with notional values of $125 million that were set to mature on February 7, 2008. As a result of these swap terminations, the Company realized a gain of approximately $2.4 million to be amortized from OCI to interest expense

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

over the original life of these two interest rate swaps. During fiscal 2008, approximately $0.8 million of effective gains related to the termination of these swaps were amortized from OCI to interest expense, bringing the remaining effective amount in OCI to zero.

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

On September 19, 2007, the Company entered into an additional floating-to-fixed interest rate swap with a notional value of $25 million and a maturity of September 21, 2009. This swap was documented and designated as a cash flow hedge and serves to fix $25 million of floating rate debt under the Revolver at a rate of 4.53%.

On October 22, 2008, the Company entered into three additional floating-to-fixed interest rate swaps. These new interest rate swaps with notional values totaling $175 million, serve to fix the floating rate debt under the Revolver for terms between 16 and 24 months with fixed rates between 2.40% and 2.53%.

All eight outstanding interest rate swaps hedge variable interest payments related to the Company’s $650 million credit facility by exchanging variable rate interest risk for a fixed interest rate. The Company has qualified and designated these swaps under SFAS 133 as cash flow hedges, and records the offset of the cumulative fair market value (net of tax effect) to OCI in our Consolidated Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. No material ineffectiveness was recognized on the eight outstanding interest rate swaps during the current fiscal year. As of October 31, 2008, the fair value of the eight outstanding swaps, approximately $11.4 million, was recorded as a liability and the effective offset was recorded in OCI in our Consolidated Balance Sheet, and the accrued interest of $1.3 million was recorded to interest payable. During 2008, approximately $1.5 million of effective losses were reclassified from OCI to interest expense related to the eight outstanding swaps. Over the next 12 months, $6.7 million will be reclassified from OCI to interest expense and $3.4 million will be reclassified from OCI to interest expense over the remaining swaps’ duration.

Fair Value Hedging

From time to time we designate and document foreign exchange forward contracts related to firm commitments for third party royalty payments as fair value hedges. In accordance with policy, these derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that meet the SFAS 133 definition of a firm commitment. Fair value hedges are evaluated for effectiveness at a

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

minimum each fiscal quarter and any ineffectiveness is recorded in other income and expense in our Consolidated Statements of Operations. The critical terms of the forward contract and the firm commitments are matched at inception and subsequent prospective forward contract effectiveness is measured by comparing the cumulative change in the fair value of the forward contract to the cumulative change in value of the specified firm commitment, including time value. The derivative fair values are recorded in our Consolidated Balance Sheets and recognized currently in earnings; this is offset by the effective gains and losses on the change in value of the firm commitment which is recorded in accrued liabilities in our Consolidated Balance Sheets. The net impact of any hedge ineffectiveness on fair value hedges that was recognized in other income or expense was immaterial for the fiscal year ended October 31, 2008. In fiscal 2008, the Company did not designate any new derivatives as fair value hedges and none were outstanding after February 29, 2008.

Outstanding Derivative Instruments

Our outstanding net foreign exchange forward contracts and interest rate swap agreements as of October 31, 2008, are presented in the table below. Weighted average forward rates are quoted using market conventions.

Foreign Exchange Hedge Instruments (Currency in thousands)	Net Notional Value	Weighted Average Rate	Gain/(Loss) Fair Value
Cash flow foreign exchange hedges:
AUD sold	AUD 11,361	0.9028	$2,735
AUD purchased	AUD 884	0.6790	$(14)
CAD sold	CAD 19,165	1.0029	$3,163
EUR sold	EUR 111,829	1.4945	$15,581
GBP sold	GBP 35,304	1.8602	$9,087
GBP purchased	GBP 83,394	1.8678	$(22,043)
JPY sold	JPY 9,712,986	103.5455	$(5,430)
SEK sold	SEK 152,329	6.2825	$4,614

Balance Sheet foreign exchange hedges:
AUD purchased	AUD 5,141	0.6618	$(28)
CAD purchased	CAD 10,252	1.1981	$(52)
EUR sold	EUR 4,634	1.3875	$528
EUR purchased	EUR 25,547	1.3580	$(251)
GBP sold	GBP 20,597	1.5994	$(197)
GBP purchased	GBP 32,756	1.8598	$(8,223)
JPY purchased	JPY 730,000	97.9333	$(17)
SEK purchased	SEK 31,789	6.4056	$(870)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

	Summary Notational Value	Fixed Rate	Gain/(Loss) Fair Value
Interest rate swap agreements
Cash flow interest rate hedges:
Agreements expiring September 21, 2009	$25,000	0.0453	($503)
Agreements expiring November 8, 2009	$50,000	0.0496	($1,546)
Agreements expiring March 24, 2010	$75,000	0.0240	($13)
Agreements expiring May 8, 2010	$75,000	0.0495	($3,080)
Agreements expiring July 24, 2010	$50,000	0.0244	$63
Agreements expiring September 24, 2010	$50,000	0.0253	$27
Agreements expiring November 8, 2010	$75,000	0.0494	($3,694)
Agreements expiring May 8, 2011	$50,000	0.0494	($2,694)

Note 9. Stockholders’ Equity

Analysis of changes in accumulated other comprehensive income/(loss):

(In thousands)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance October 31, 2005	29,829	3,530	(3,200)	30,159
Gross change in value for the period	31,601	3,138	3,760	38,499
Reclassification adjustments for (gains) losses realized in income	—	(4,106)	—	(4,106)
Tax effect for the period	—	132	(1,250)	(1,118)

Balance October 31, 2006	$61,430	$2,694	$(690)	$63,434

Gross change in value for the period	53,913	(5,042)	—	48,871
Gross impact of initial adoption of SFAS 158	—	—	(2,452)	(2,452)
Reclassification adjustments for (gains) losses realized in income	—	(5,365)	—	(5,365)
Tax effect for the period	—	2,335	957	3,292

Balance October 31, 2007	$115,343	$(5,378)	$(2,185)	$107,780

Gross change in value for the period	(132,065)	(22,537)	(641)	(155,243)
Reclassification adjustments for (gains) losses realized in income	—	18,605	—	18,605
Tax effect for the period	—	3,368	250	3,618

Balance October 31, 2008	$(16,722)	$(5,942)	$(2,576)	$(25,240)

Cash Dividends

In fiscal 2008 and 2007, we paid semiannual dividends of 3 cents per share: an aggregate of approximately $1.4 million on July 3, 2008, to stockholders of record on June 13, 2008; $1.3 million on January 4, 2008, to stockholders of record on December 14, 2007; $1.3 million on July 5, 2007, to stockholders of record on June 13, 2007 and $1.3 million on January 5, 2007, to stockholders of record on December 15, 2006.

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

Note 10. Stock Plans

At October 31, 2008, Cooper had the following stock-based compensation plans:

2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan)

In March 2006, the Company received stockholder approval of the 2006 Directors Plan, and in March 2007, October 2007, October 2008 and December 2008, the Board of Directors amended the 2006 Directors Plan. No further awards will be granted from the 1996 Long-Term Incentive Plan for Non-Employee Directors, which expired by its terms on November 16, 2005.

The 2006 Directors Plan authorizes either Cooper’s Board of Directors or a designated committee thereof composed of two or more Non-Employee Directors to grant to Non-Employee Directors during the period ending March 21, 2009, equity awards for up to 650,000 shares of common stock, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

As amended, the 2006 Directors Plan provides for annual grants of stock options and restricted stock to Non-Employee Directors on November 1 and November 15, respectively, of each fiscal year. Specifically, each Non-Employee Director may be awarded the right to purchase 1,600 restricted shares of the Company’s common stock for $0.10 per share on each November 15. The restrictions on the restricted stock will lapse on the first anniversary of the date of grant. Each Non-Employee Director may also be awarded 10,000 options (11,400 options in the case of the Lead Director and/or the Chairman of the Board) to purchase common stock on each November 1. These options vest on the earlier of the date when the stock reaches certain target values or the fifth anniversary of the date of grant. Options expire no more than 10 years after the grant date. In December 2008, the Directors’ Plan was also amended to allow discretionary granting of stock options and/or restricted stock with similar terms to the annual grant other than the specific share requirements. As of October 31, 2008, 377,466 shares remained available under the 2006 Directors’ Plan for future grants.

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

In October 2008, the Company granted both stock options and restricted stock units (RSUs) to employees under the 2007 LTIP. Stock options expire no more than 10 years after the grant date. Stock options may become exercisable based on our common stock achieving certain price targets, specified time periods elapsing or other criteria designated by the Board or its authorized committee at their discretion. RSUs are non transferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a four year period. As of October 31, 2008, 1,250,859 shares remained available under the 2007 LTIP for future grants.

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

October 31, (In millions)	2008	2007	2006
Selling, general and administrative expenses	$12.4	$12.9	$13.2
Cost of products sold	1.3	1.5	0.7
Research and development expense	(0.1)	0.7	0.3
Restructuring expense	—	0.8	—
Capitalized in inventory	1.3	1.8	0.5

Total compensation	$14.9	$17.7	$14.7

Related income tax benefit	$4.0	$4.3	$3.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Cash received from options exercised under all share-based payment arrangements for the years ended October 31, 2008, 2007 and 2006 was approximately $6.3 million, $9.3 million and $3.0 million, respectively.

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

Years Ended October 31,	2008	2007	2006
Expected life	3.2 - 5.16 years	2.5 - 5.2 years	2.8 - 5.2 years
Expected volatility	29.1%	29.1% - 30.4%	29.5% - 30.8%
Risk-free interest rate	3.99% - 4.37%	4.4% - 4.7%	4.4% - 4.8%
Dividend yield	0.10%	0.09% - 0.10%	0.09%

The status of the Company’s stock option plans at October 31, 2008, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2007	5,199,534	$53.06
Granted	731,216	23.47
Exercised	(242,000)	25.82
Forfeited or expired	(403,150)	60.64

Outstanding at October 31, 2008	5,285,600	49.64	5.93	—

Vested and exercisable at October 31, 2008	2,161,469	$45.20	4.97	—

The weighted-average fair value of each option granted during the year ended October 31, 2008, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $6.60. The weighted-average fair value of each option granted during the year ended October 31, 2007, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP and 2001 LTIP was $14.38 and $10.61, respectively. For the 2006 Directors Plan, the weighted-average fair value of options granted for the years ended October 31, 2008 and 2007 were $14.23 and $20.36, respectively. The total intrinsic value of options exercised during the year ended October 31, 2008 was $3.6 million. The expected requisite service periods for options granted in the year ended October 31,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

2008 for employees was 33 months. The periodic adjustment of the forfeiture rate resulted in a $3.2 million reduction in share-based compensation expense in our fiscal fourth quarter. Directors options and restricted stock grants are expensed on the date of grant as the 2006 Directors Plan does not contain a substantive future requisite service period.

Stock awards outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant. Options granted under the 2007 LTIP generally vest over three and one-half to five years based on market and service conditions and expire no later than either five or ten years after the grant date. Options granted under the 2006 Directors Plan generally vest in five years or upon achievement of a market condition and expire no later than ten years after the grant date. Effective November 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of October 31, 2008, there was $28.0 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.03 years.

The Company’s non-vested RSUs and activity as of and for the year ended October 31, 2008, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2007	167,700	$42.65
Granted	215,150	23.38
Vested	—	—
Forfeited or expired	(11,625)	42.65

Non-vested RSUs at October 31, 2008	371,225	$34.29

The weighted-average fair value of each RSU granted during the year ended October 31, 2008, under the 2007 LTIP was $23.38.

RSUs granted under the 2007 LTIP have been granted at prices which are either equal to or above the market value of the stock on the date of grant and generally vest over four years. The Company recognizes compensation expense ratably over the vesting period. As of October 31, 2008, there was $9.6 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.17 years.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the Plan’s benefit obligations and fair value of the Plan assets at October 31, 2008, and the funded status of the Plan and net periodic pension costs for each of the years in the three-year period ended October 31, 2008.

Retirement Income Plan

Years Ended October 31, (In thousands)	2008	2007	2006
Change in benefit obligation
Benefit obligation, beginning of year	$33,035	$30,562	$30,464
Service cost	3,001	2,980	2,942
Interest cost	2,035	1,804	1,585
Benefits paid	(828)	(1,020)	(720)
Actuarial (gain)/loss	(3,103)	(1,291)	(3,709)

Benefit obligation, end of year	$34,140	$33,035	$30,562

Change in plan assets
Fair value of plan assets, beginning of year	$26,852	$19,953	$19,004
Actual return on plan assets	(1,426)	2,674	1,669
Employer contributions	—	5,245	—
Benefits paid	(828)	(1,020)	(720)

Fair value of plan assets, end of year	$24,598	$26,852	$19,953

Funded status at end of year	$(9,542)	$(6,183)	$(10,609)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Years Ended October 31, (In thousands)	2008	2007	2006

Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$—	$—
Current liability	—	—
Noncurrent liabilities	(9,542)	(6,183)

Net amount recognized at year end	$(9,542)	$(6,183)

Amounts recognized in accumulated other comprehensive income consist of:
Net transition obligation	$106	$132
Prior service cost	189	219
Net loss (gain)	3,927	3,231

Accumulated other comprehensive income	$4,222	$3,582

Information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$34,140	$33,035	$30,562
Accumulated benefit obligation	29,431	28,339	26,199
Fair value of plan assets	24,598	26,852	19,953

Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:
Service cost	$3,001	$2,980	$2,942
Interest cost	2,035	1,804	1,585
Expected return on plan assets	(2,374)	(1,872)	(1,678)
Amortization of transitional (asset) or obligation	26	26	26
Amortization of prior service cost	30	30	30
Recognized actuarial (gain) or loss	—	172	467

Net periodic pension cost	2,718	3,140	3,372

Other changes in plan assets and benefit obligations recognized in other comprehensive income for fiscal year 2008

There was no amount recognized prior to the adoption of SFAS 158 at October 31, 2007.

Net transition obligation	—
Prior service cost	—
Net loss (gain)	697
Amortizations of net transition obligation	(26)
Amortizations of prior service cost	(30)
Amortizations of net loss (gain)	—

Total recognized in other comprehensive income	641

Total recognized in net periodic benefit cost and other comprehensive income	$3,359

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The estimated net loss, net transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $36,058, $25,602 and $29,828, respectively.

Years Ended October 31,	2008	2007	2006
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	6.25%	6.00%	5.25%
Discount rate for determining benefit obligations at year end	7.00%	6.25%	6.00%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	9.00%	9.00%	9.00%
Measurement date for determining assets and benefit obligations at year end, August 31	2008	2007	2006

The expected rate of return on plan assets was determined based on a review of historical returns, both for this plan and for medium- to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected returns for each asset class listed below. These expected future returns were then blended based on this Plan’s target asset allocation.

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2008	2007	2006
Asset Category
Cash and cash equivalents	2.6%	12.4%	1.1%
Corporate common stock	24.4%	21.9%	27.6%
Equity mutual funds	49.0%	46.9%	50.8%
Bond mutual funds	24.0%	18.8%	20.5%

Total	100.0%	100.0%	100.0%

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Cash Flows

Contributions

The Company contributed to the pension plan $4,478,000 on July 13, 2007, and $767,000 on September 6, 2006. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company intends to make at least the minimum required contribution during the 2008-2009 fiscal year.

Estimated Future Benefit Payments

Years (In thousands)
2008 - 2009	$1,084
2009 - 2010	1,183
2010 - 2011	1,287
2011 - 2012	1,475
2012 – 2013	1,648
2013 – 2018	12,208

In October 2007, we adopted the funded status provision of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), which required that we recognize the overfunded or underfunded status of our defined benefit postretirement plan as an asset or liability on our October 31, 2007 Consolidated Balance Sheet. Subsequent changes in the funded status are recognized through comprehensive income in the year in which they occur. SFAS 158 also requires that for fiscal years ending after December 15, 2008, our assumptions used to measure our annual pension expenses be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. For fiscal years ending October 31, 2008 and prior, the Company’s defined benefit postretirement plan used an August 31 measurement date, and all plan assets and obligations were generally reported as of that date.

The fair value of the plan assets decreased $4.9 million from the measurement date of August 31, 2008, and the Company’s fiscal yearend October 31, 2008.

The incremental effects of applying SFAS 158 on line items in our Consolidated Balance Sheet at October 31, 2007 were as follows:

(In millions)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Intangible assets, net	$146.2	$(0.4)	$145.8
Deferred tax assets	19.1	0.9	20.0
Total assets	2,595.7	0.5	2,596.2
Accrued pension liability and other	7.4	2.0	9.4
Total liabilities	1,134.7	2.0	1,136.7
Accumulated other comprehensive income (loss)	109.3	(1.5)	107.8
Total stockholders’ equity	1,461.0	(1.5)	1,459.5
Total liabilities and stockholders’ equity	2,595.7	0.5	2,596.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Cooper’s 401(k) Savings Plan

Cooper’s 401(k) Savings Plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all full-time United States employees of Cooper. Employees who participate in the 401(k) Plan may elect to have from 1% to 50% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper’s contributions on account of participating employees, net of forfeiture credits, were $2.3 million, $2.0 million and $2.0 million for the years ended October 31, 2008, 2007 and 2006, respectively.

Note 12. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2008, were payable as follows:

(In thousands)
2009	$31,346
2010	30,256
2011	26,263
2012	26,078
2013	13,359
2014 and thereafter	60,362

$187,664

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $26.6 million, $24.9 million and $17.2 million in 2008, 2007 and 2006, respectively.

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

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court dismissed all claims against Mr. Fruth. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. On April 8, 2008, the Court granted a motion by Mr. Neil for judgment on the pleadings as to him. A February 17, 2010, trial date has been set, and discovery has commenced. On December 15, 2008, the Court held a hearing on the lead plaintiffs’ motion for class certification and indicated that it expects to rule on the motion before the end of the year. The Company intends to defend this matter vigorously.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth and Fryling. It also names as defendants current directors Michael Kalkstein, Moses Marx, Steven Rosenberg, Stanley Zinberg, Allan Rubenstein, and one former director. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. Under the existing scheduling order, the Company has until September 12, 2009, to respond to the consolidated amended complaint.

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

On October 5, 2004, Bausch & Lomb Incorporated (Bausch & Lomb) filed a lawsuit against Ocular Sciences, Inc. in the U.S. District Court for the Western District of New York alleging that its Biomedics toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. The parties have filed claim construction briefs for the court to consider for its Markman order, and fact discovery substantially concluded during the first quarter of fiscal 2006. On November 12, 2008, the Court issued an order construing the claims. While no trial date has been set, dispositive motions are due no later than April 15, 2009. Based on our review of the complaint and the patent, as well as other relevant information obtained in discovery, the Company believes this lawsuit is without merit and plans to continue to pursue a vigorous defense.

Note 13. Financial Information for Guarantor and Non-Guarantor Subsidiaries

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes due 2015 (the Senior Notes, see Note 7 to the consolidated financial statements). The Senior Notes are guaranteed by certain of our direct and indirect subsidiaries. The Senior Notes are our general unsecured obligations; senior in right of payment to all of our existing and any future subordinated indebtedness; pari passu in right of payment with all of our existing and any future unsecured indebtedness that is not by its terms expressly subordinated to the Senior Notes; effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

the collateral securing that indebtedness; unconditionally guaranteed by all of our existing and future domestic subsidiaries, other than any excluded domestic subsidiaries; and structurally subordinated to indebtedness of our subsidiaries that are not subsidiary guarantors.

Presented below are the Consolidating Condensed Statements of Operations for the years ended October 31, 2008, 2007 and 2006, the Consolidating Condensed Balance Sheets as of October 31, 2008 and 2007 and the Consolidating Condensed Statements of Cash Flows for the years ended October 31, 2008, 2007 and 2006 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries):

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2008
Net sales	$—	$510,527	$708,186	$(155,537)	$1,063,176
Cost of sales	—	247,916	362,628	(157,398)	453,146

Gross profit	—	262,611	345,558	1,861	610,030

Operating expenses	29,082	198,446	255,539	—	483,067

Operating income (loss)	(29,082)	64,165	90,019	1,861	126,963
Interest expense	49,412	—	1,372	—	50,784
Other (income) expense, net	(28,160)	15,901	12,231	—	(28)

Income (loss) before income taxes	(50,334)	48,264	76,416	1,861	76,207
Provision for (benefit from) income taxes	(25,326)	22,212	13,845	—	10,731

Net income (loss)	$(25,008)	$26,052	$62,571	$1,861	$65,476

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2007
Net sales	$—	$472,291	$571,074	$(92,724)	$950,641
Cost of sales	—	211,002	320,375	(100,267)	431,110

Gross profit	—	261,289	250,699	7,543	519,531

Operating expenses	31,485	208,029	235,484	(1,321)	473,677

Operating income (loss)	(31,485)	53,260	15,215	8,864	45,854
Interest expense	42,683	—	—	—	42,683
Other expense (income), net	(52,094)	34,157	20,436	—	2,499

Income (loss) before income taxes	(22,074)	19,103	(5,221)	8,864	672
Provision for (benefit from) income taxes	(10,489)	9,067	13,286	—	11,864

Net income (loss)	$(11,585)	$10,036	$(18,507)	$8,864	$(11,192)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2006
Net sales	$—	$553,058	$564,374	$(258,472)	$858,960
Cost of sales	—	330,222	262,725	(259,964)	332,983

Gross profit	—	222,836	301,649	1,492	525,977

Operating expenses	28,798	191,033	196,009	(2,763)	413,077

Operating income (loss)	(28,798)	31,803	105,640	4,255	112,900
Interest expense	37,331	—	—	—	37,331
Other expense (income), net	(35,405)	22,866	14,771	—	2,232

Income (loss) before income taxes	(30,724)	8,937	90,869	4,255	73,337
Provision for (benefit from) income taxes	(18,019)	17,259	7,863	—	7,103

Net income (loss)	$(12,705)	$(8,322)	$83,006	$4,255	$66,234

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Balance Sheets

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$20	$(846)	$2,770	$—	$1,944
Trade receivables, net	—	65,185	93,973	—	159,158
Inventories, net	—	150,464	180,716	(47,726)	283,454
Deferred tax asset	1,440	22,038	2,859	—	26,337
Other current assets	2,141	6,445	46,553	—	55,139

Total current assets	3,601	243,286	326,871	(47,726)	526,032

Property, plant and equipment, net	1,635	94,353	506,666	—	602,654
Goodwill	116	669,135	582,448	—	1,251,699
Other intangibles, net	—	77,872	52,715	—	130,587
Deferred tax asset	57,944	(34,277)	1,978	—	25,645
Other assets	1,684,549	18,570	24,548	(1,676,668)	50,999

	$1,747,845	$1,068,939	$1,495,226	$(1,724,394)	$2,587,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$709	$1,682	$40,622	$—	$43,013
Other current liabilities	(3,651)	66,068	149,977	—	212,394

Total current liabilities	(2,942)	67,750	190,599	—	255,407

Long-term debt	861,400	—	381		861,781
Deferred tax liability	—	1	15,195		15,196
Intercompany and other liabilities	(72,642)	(146,431)	257,229	—	38,156

Total liabilities	785,816	(78,680)	463,404	—	1,170,540

Stockholders’ equity	962,029	1,147,619	1,031,822	(1,724,394)	1,417,076

	$1,747,845	$1,068,939	$1,495,226	$(1,724,394)	$2,587,616

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Balance Sheets

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$83	$489	$2,654	$—	$3,226
Trade receivables, net	—	68,193	96,300	—	164,493
Inventories, net	—	92,433	226,077	(50,596)	267,914
Deferred tax asset	1,601	17,178	4,616	—	23,395
Other current assets	3,748	15,529	39,217	—	58,494

Total current assets	5,432	193,822	368,864	(50,596)	517,522

Property, plant and equipment, net	783	92,343	511,404	—	604,530
Goodwill	116	668,648	620,820	—	1,289,584
Other intangibles, net	—	87,913	57,920	—	145,833
Deferred tax asset	17,950	—	2,065	—	20,015
Other assets	1,687,194	1,489	6,510	(1,676,508)	18,685

	$1,711,475	$1,044,215	$1,567,583	$(1,727,104)	$2,596,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$561	$45,953	$—	$46,514
Other current liabilities	24,885	76,810	138,271	—	239,966

Total current liabilities	24,885	77,371	184,224	—	286,480

Long-term debt	829,748	—	368	—	830,116
Deferred tax liability	(33,845)	33,846	10,677	—	10,678
Intercompany and other liabilities	(93,384)	(176,257)	279,049	—	9,408

Total liabilities	727,404	(65,040)	474,318	—	1,136,682

Stockholders’ equity	984,071	1,109,255	1,093,265	(1,727,104)	1,459,487

	$1,711,475	$1,044,215	$1,567,583	$(1,727,104)	$2,596,169

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Statements of Cash Flows

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
Year Ended October 31, 2008
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(38,322)	$6,611	$128,239	$—	$96,528

Cash flows from investing activities:
Purchase of property, plant and equipment	(133)	(23,037)	(101,715)	—	(124,885)
Acquisitions of businesses, net of cash acquired	(111)	(1,690)	(2,071)	—	(3,872)
Intercompany (investment in subsidiaries)	3,101	—	—	(3,101)	—

Net cash (used in) provided by investing activities	2,857	(24,727)	(103,786)	(3,101)	(128,757)

Cash flows from financing activities:
Net (repayments) proceeds of short-term debt	708	1,121	(5,334)	—	(3,505)
Intercompany proceeds (repayments)	—	15,660	(18,761)	3,101	—
Net proceeds of long-term debt	29,385	—	15	—	29,400
Dividends on common stock	(2,699)	—	—	—	(2,699)
SFAS 123R-Excess tax benefits from share-based compensation	1,758	—	—	—	1,758
Proceeds from exercise of stock options	6,250	—	—	—	6,250

Net cash provided by (used in) financing activities	35,402	16,781	(24,080)	3,101	31,204

Effect of exchange rate changes on cash and cash equivalents	—	—	(257)	—	(257)

Net increase (decrease) in cash and cash equivalents	(63)	(1,335)	116	—	(1,282)
Cash and cash equivalents at the beginning of the period	83	489	2,654	—	3,226

Cash and cash equivalents at the end of the period	$20	$(846)	$2,770	$—	$1,944

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Statements of Cash Flows

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
Year Ended October 31, 2007
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(13,893)	$88,299	$59,578	$—	$133,984

Cash flows from investing activities:
Purchase of property, plant and equipment	(255)	(24,217)	(159,153)	—	(183,625)
Acquisitions of businesses, net of cash acquired	(536)	(71,795)	(8,638)	—	(80,969)
Intercompany	(90,828)	—	—	90,828	—

Net cash used in investing activities	(91,619)	(96,012)	(167,791)	90,828	(264,594)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	—	(2,053)	22,873	—	20,820
Intercompany proceeds (repayments)	—	11,342	79,486	(90,828)	—
Net proceeds (repayments) of long-term debt	111,700	(780)	(86)	—	110,834
Debt acquisition costs	(13,259)	—	—	—	(13,259)
Dividends on common stock	(2,681)	—	—	—	(2,681)
Excess tax benefit from share-based compensation arrangements	176	—	—	—	176
Proceeds from exercise of stock options	9,258	—	—	—	9,258

Net cash provided by (used in) financing activities	105,194	8,509	102,273	(90,828)	125,148

Effect of exchange rate changes on cash and cash equivalents	—	—	464	—	464

Net increase (decrease) in cash and cash equivalents	(318)	796	(5,476)	—	(4,998)
Cash and cash equivalents at the beginning of the period	401	(307)	8,130	—	8,224

Cash and cash equivalents at the end of the period	$83	$489	$2,654	$—	$3,226

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Statements of Cash Flows

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
Year Ended October 31, 2006
Cash flows from operating activities:
Net cash provided by operating activities	$(7,290)	$58,325	$99,474	$ —	$150,509

Cash flows from investing activities:
Purchase of property, plant and equipment	(347)	(22,146)	(120,164)	—	(142,657)
Acquisitions of businesses, net of cash acquired	(1,124)	(48,199)	(18,630)	—	(67,953)
Intercompany	(51,874)	—	—	51,874	—

Net cash used in investing activities	(53,345)	(70,345)	(138,794)	51,874	(210,610)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	—	(1,289)	(9,176)	—	(10,465)
Intercompany proceeds (repayments)	—	14,151	37,723	(51,874)	—
Net proceeds (repayments) of long-term debt	48,050	(336)	345	—	48,059
Debt acquisition costs	(625)	—	—	—	(625)
Dividends on common stock	(2,671)	—	—	—	(2,671)
Proceeds from exercise of stock options	3,020	—	—	—	3,020

Net cash provided by (used in) financing activities	47,774	12,526	28,892	(51,874)	37,318

Effect of exchange rate changes on cash and cash equivalents	—	—	181	—	181

Net increase (decrease) in cash and cash equivalents	(12,861)	506	(10,247)	—	(22,602)
Cash and cash equivalents at the beginning of the period	13,262	(813)	18,377	—	30,826

Cash and cash equivalents at the end of the period	$401	$(307)	$8,130	$—	$8,224

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

The following table presents a summary of our business segment net sales:

(In thousands)	2008	2007	2006
CooperVision net sales:
Spherical soft lens	$530,141	$457,474	$422,229
Toric soft lens	299,138	277,069	256,487
Multifocal and other eye care products	65,560	61,313	55,441

Total CooperVision net sales	894,839	795,856	734,157
CooperSurgical net sales	168,337	154,785	124,803

Total net sales	$1,063,176	$950,641	$858,960

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by business segment for each of the years in the three-year period ended October 31, 2008 follows:

(In thousands)	CVI	CSI	Corporate & Eliminations	Consolidated
2008
Net sales from non-affiliates	$894,839	$168,337	$—	$1,063,176

Operating income (loss)	$123,386	$32,659	$(29,082)	126,963

Other income, net				28
Interest expense				(50,784)

Income before income taxes				$76,207

Identifiable assets	$2,214,609	$312,145	$60,862	$2,587,616

Depreciation expense	$62,372	$2,768	$271	$65,411

Amortization expense	$12,442	$4,332	$—	$16,774

Capital expenditures	$135,732	$2,257	$182	$138,171

2007
Net sales from non-affiliates	$795,856	$154,785	$—	$950,641

Operating income (loss)	$57,206	$20,133	$(31,485)	45,854

Investment income, net				474
Other expense, net				(2,973)
Interest expense				(42,683)

Income before income taxes				$672

Identifiable assets	$2,230,400	$310,482	$55,287	$2,596,169

Depreciation expense	$65,739	$2,355	$223	$68,317

Amortization expense	$12,281	$3,913	$—	$16,194

Capital expenditures	$178,898	$4,472	$255	$183,625

2006
Net sales from non-affiliates	$734,157	$124,803	$—	$858,960

Operating income (loss)	$126,643	$15,055	$(28,798)	112,900

Investment income, net				386
Other expense, net				(2,618)
Interest expense				(37,331)

Income before income taxes				$73,337

Identifiable assets	$2,071,554	$251,108	$54,662	$2,377,324

Depreciation expense	$45,604	$1,663	$77	$47,344

Amortization expense	$12,267	$2,036	$—	$14,303

Capital expenditures	$139,255	$3,055	$347	$142,657

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2008, follows:

(In thousands)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2008
Sales to unaffiliated customers	$503,145	$345,769	$214,262	$1,063,176
Sales between geographic areas	134,162	287,716	(421,878)	—

Net sales	$637,307	$633,485	$(207,616)	$1,063,176

Operating income	$33,203	$10,544	$83,216	$126,963

Long-lived assets	$375,642	$219,783	$7,229	$602,654

2007
Sales to unaffiliated customers	$466,619	$303,671	$180,351	$950,641
Sales between geographic areas	100,833	243,612	(344,445)	—

Net sales	$567,452	$547,283	$(164,094)	$950,641

Operating income	$24,036	$8,400	$13,418	$45,854

Long-lived assets	$297,824	$298,296	$8,410	$604,530

2006
Sales to unaffiliated customers	$427,608	$269,498	$161,854	$858,960
Sales between geographic areas	125,450	176,897	(302,347)	—

Net sales	$553,058	$446,395	$(140,493)	$858,960

Operating income	$5,396	$9,888	$97,616	$112,900

Long-lived assets	$217,749	$270,789	$7,819	$496,357

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 15. Selected Quarterly Financial Data (Unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$245,033	$263,451	$285,884	$268,808

Gross profit	$142,882	$150,008	$155,097	$162,043

Income before income taxes	$9,487	$15,946	$17,516	$33,258
Provision (benefit) for income taxes	2,610	4,705	(363)	3,779

Net income	$6,877	$11,241	$17,879	$29,479

Basic earnings per share	$0.15	$0.25	$0.40	$0.65
Diluted earnings per share	$0.15	$0.25	$0.39	$0.65
2007*
Net sales	$219,420	$225,535	$251,862	$253,824

Gross profit	$129,912	$126,456	$145,924	$117,239

Income (loss) before income taxes	$6,789	$(378)	$13,085	$(18,824)
Provision for income taxes	1,441	149	4,905	5,369

Net income (loss)	$5,348	$(527)	$8,180	$(24,193)

Basic earnings (loss) per share	$0.12	$(0.01)	$0.18	$(0.54)
Diluted earnings (loss) per share	$0.12	$(0.01)	$0.18	$(0.54)
2006
Net sales	$205,739	$211,397	$225,798	$216,026

Gross profit	$129,161	$131,363	$137,761	$127,692

Income before income taxes	$20,123	$15,593	$24,289	$13,332
Provision (benefit) for income taxes	2,169	1,892	3,312	(270)

Net income	$17,954	$13,701	$20,977	$13,602

Basic earnings per share	$0.40	$0.31	$0.47	$0.31
Diluted earnings per share	$0.39	$0.30	$0.45	$0.30

*	During the fourth quarter 2007, we recorded $9.4 million of accelerated depreciation and $7.0 million of fixed asset impairments related to the Ocular integration, and a $3.2 million gain on the sale of a cardiovascular cryosurgery product line, to loss before income taxes.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting was effective as of October 31, 2008.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008, as stated in their report in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

As of October 31, 2008, there had been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to the subheadings, “Proposal 1 – Election of Directors,” “Executive Officers of the Company,” “Ownership of the Company – Compliance with Section 16 Ownership Reporting Requirements,” “Corporate Governance – The Board of Directors,” “Corporate Governance – Ethics and Business Conduct Policy,” “Corporate Governance – Board Committees – The Audit Committee” and “Report of the Audit Committee” of the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on March 18, 2009 (the “2009 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Director Compensation” of the 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5 Market for Registrant’s Common Equity and Related Stockholder Matters – Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the subheadings “Securities Held by Management” and “Principal Securityholders” of the “Ownership of the Company” section of the 2009 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the subheadings “Corporate Governance – Related Party Transactions,” “Proposal 1 – Election of Directors” and “Corporate Governance – The Board of Directors” of the 2009 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2009 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements

The following financial statements are filed as a part of this report:

Reports of KPMG LLP, Independent Registered Public Accounting Firm Consolidated Financial Statements:
Statements of Operations for the years ended October 31, 2008, 2007 and 2006
Balance Sheets as of October 31, 2008 and 2007
Statements of Cash Flows for the years ended October 31, 2008, 2007 and 2006
Statements of Stockholders’ Equity and Comprehensive Income for the years ended October 31, 2008, 2007 and 2006
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

SCHEDULE II

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended October 31, 2008

(In thousands)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other(1)	Balance at End of Year
Allowance for doubtful accounts:

Year Ended October 31, 2008	$6,194	$378	$(2,031)	$4,541

Year Ended October 31, 2007	$5,523	$1,003	$(332)	$6,194

Year ended October 31, 2006	$7,232	$1,233	$(2,942)	$5,523

(1)	Consists of additions representing acquired allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In thousands)	Balance at Beginning of Year	Additions	Reductions/ Charges	Balance at End of Year
Income tax valuation allowance:

Year Ended October 31, 2008	$—	$—	$—	$—

Year Ended October 31, 2007	$2,005	$—	$2,005	$—

Year ended October 31, 2006	$2,257	$—	$252	$2,005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2008.

THE COOPER COMPANIES, INC.

By:	/S/ ROBERT S. WEISS
Robert S. Weiss Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date

/S/ ROBERT S. WEISS (Robert S. Weiss)	Chief Executive Officer and Director	December 19, 2008

/S/ A. THOMAS BENDER (A. Thomas Bender)	Chairman of the Board	December 19, 2008

/S/ ALLAN E. RUBENSTEIN, M.D. (Allan E. Rubenstein)	Vice Chairman of the Board and Lead Director	December 19, 2008

/S/ EUGENE J. MIDLOCK (Eugene J. Midlock)	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	December 19, 2008

/S/ RODNEY E. FOLDEN (Rodney E. Folden)	Corporate Controller (Principal Accounting Officer)	December 19, 2008

/S/ MICHAEL H. KALKSTEIN (Michael H. Kalkstein)	Director	December 19, 2008

/S/ JODY S. LINDELL (Jody S. Lindell)	Director	December 19, 2008

/S/ MOSES MARX (Moses Marx)	Director	December 19, 2008

/S/ DONALD PRESS (Donald Press)	Director	December 19, 2008

/S/ STEVEN ROSENBERG (Steven Rosenberg)	Director	December 19, 2008

/S/ STANLEY ZINBERG, M.D. (Stanley Zinberg)	Director	December 19, 2008

EXHIBIT INDEX

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

3.1	-	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated January 13, 2006

3.2	-	Amended and Restated By-Laws, The Cooper Companies, Inc., dated October 25, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 30, 2007

4.1	-	Amended and Restated Rights Agreement, dated as of October 29, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 30, 2007

4.2	-	Indenture, dated as of June 25, 2003, between The Cooper Companies, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 25, 2003

4.3	-	Indenture, dated as of January 31, 2007, by and among The Cooper Companies, Inc., the Subsidiary Guarantors listed on the signatures pages thereto, and HSBC Bank USA, National Association, including the form of 7.125% Senior Notes due 2015, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007

4.4	-	Registration Rights Agreement, dated as of January 31, 2007, by and among The Cooper Companies, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and KeyBanc Capital Markets, a division of McDonald Investments, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 6, 2007

10.1	-	Severance Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992

10.2	-	Change in Control Agreement dated as of June 8, 2007, between The Cooper Companies, Inc. and Carol R. Kaufman

10.3	-	The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007

10.4	-	Change in Control Agreement entered into as of September 6, 2007, by and between The Cooper Companies, Inc. and Steven M. Neil, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.5	-	Change in Control Agreement entered into as of June 8, 2007, by and between The Cooper Companies, Inc. and Eugene J. Midlock, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.6	-	Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and John A. Weber

10.7	-	Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and Paul L. Remmell

10.8	-	1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix A to the Company’s Proxy Statement for its 1996 Annual Meeting of Stockholders

10.9	-	Amendment No. 1 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996

10.10	-	Amendment No. 2 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997

10.11	-	Amendment No. 3 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1999, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.12	-	Amendment No. 4 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 24, 2000, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.13	-	Amendment No. 5 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.14	-	Amendment No. 6 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on form S-8 dated November 21, 2002

10.15	-	Amendment No. 7 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc. dated November 4, 2002, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.16	-	Amendment No. 8 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated October 29, 2003, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.17	-	Amendment No. 9 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated November 9, 2005, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006

10.18	-	Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.19	-	Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.20	-	2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006

10.21	-	Amendment #1 to the 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 6, 2007.

10.22	-	Amendment #2 to the 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.23	-	Amendment #3 to the 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.

10.24	-	Amendment #4 to the 2006 Long-Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.

10.25	-	Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.26	-	Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.27	-	Second Amended and Restated 2001 Long-Term Incentive Plan, incorporated by reference to Appendix 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006

10.28	-	Form of Incentive Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2001 Long Term Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.29	-	The 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders filed on February 6, 2007

10.30	-	Amendment #1 to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2007

10.31	-	Amendment #2 to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.32	-	Form of Non-Qualified Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.33	-	Form of UK Tax Approved Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.34	-	Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.35	-	The Cooper Companies, Inc. 2008 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 1, 2008

10.36 (a)	-	Patent License Agreement dated February 13, 2002 between Geoffrey H. Galley and others and CooperVision, Inc., incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002

10.37	-	Patent and Trade Mark License Agreement dated February 28, 2002 between Biocompatibles Limited and CooperVision International Holding Company LP and The Cooper Companies, Inc., incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.38	-	Patent and Trade Mark License Agreement dated February 28, 2002 between Biocompatibles Limited and CooperVision Technology Inc. and The Cooper Companies, Inc., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

10.39	-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision International Holding Company LP and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.40	-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision Technology, Inc. and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.41 (b)	-	License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc.

10.42	-	Lease Contract dated as of November 6, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2005.

10.43	-	First Supplement and Amendment to Lease Contract dated as of December 30, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 11, 2005.

10.44	-	Assignment of Lease Agreement dated as of June 29, 2004 by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 11, 2005

10.45	-	Credit Agreement, dated as of January 31, 2007, among The Cooper Companies, Inc., the lenders from time to time party thereto, KeyBank National Association, as sole bookrunner, a lead arranger, administrative agent, swing line lender and an LC issuer, Citigroup Global Markets Inc., as a lead arranger, JPMorgan Chase Bank, N.A., as syndication agent, Union Bank of California, N.A. and BMO Capital Markets Financing Inc., as co-documentation agents, and BNP Paribas, The Royal Bank of Scotland PLC and SunTrust Bank, as managing agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.46	-	The Cooper Companies, Inc. 2009 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2008

11 (c)	-	Calculation of earnings per share

21	-	Subsidiaries

23	-	Consent and Report on Schedule of Independent Registered Public Accounting Firm

31.1	-	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	-	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

(a)

The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

(b)	Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

(c)	The information required in this exhibit is provided in Note 5, “Earnings per Share,” in this report.

CORPORATE INFORMATION

BOARD OF DIRECTORS

A. Thomas Bender

Chairman of the Board

Allan E. Rubenstein, M.D.

Vice Chairman

Lead Director and Chief Executive Officer, NexGenix Pharmaceuticals

Michael H. Kalkstein

Of Counsel, Palo Alto Office, Dechert LLP

Jody S. Lindell

President and Chief Executive Officer,

S.G. Management, Inc.

Moses Marx

General Partner, United Equities

Donald Press

Executive Vice President,

Broadway Management Co., Inc.

Steven Rosenberg

President, Chief Executive Officer

and Chief Financial Officer,

Berkshire Bancorp Inc.

Robert S. Weiss

President, Chief Executive Officer and Director

Stanley Zinberg, M.D.

Director

COMMITTEES OF THE BOARD

Audit Committee

Steven Rosenberg (Chairman)

Michael H. Kalkstein

Jody S. Lindell

Corporate Governance Committee

Donald Press (Chairman)

Steven Rosenberg

Allan E. Rubenstein, M.D.

Stanley Zinberg, M.D.

Nominating Committee

Moses Marx (Chairman)

Allan E. Rubenstein, M.D.

Stanley Zinberg, M.D.

Organization and Compensation Committee

Michael H. Kalkstein (Chairman)

Jody S. Lindell

Donald Press

Allan E. Rubenstein, M.D.

Science and Technology Committee

Stanley Zinberg, M.D. (Chairman)

A. Thomas Bender

Allan E. Rubenstein, M.D.

Robert S. Weiss

EXECUTIVE OFFICERS

Robert S. Weiss

President and Chief Executive Officer

Elizabeth Adair

Vice President of Tax and

Financial Planning and Analysis

Juan Carlos Aragon

President - Asia Pacific, CooperVision, Inc.

Rodney E. Folden

Corporate Controller

Carol R. Kaufman

Senior Vice President of Legal

Affairs, Secretary and Chief

Administrative Officer

Daniel G. McBride, Esq.

Vice President and General Counsel

Eugene J. Midlock

Chief Financial Officer and

Senior Vice President

Jeffrey A. McLean

Executive Vice President, Commercial Strategies, CooperVision, Inc.

Dennis Murphy

President - Americas, CooperVision, Inc.

Nicholas J. Pichotta

Chief Executive Officer,

CooperSurgical, Inc.

Paul Remmell

President and Chief Operating Officer, CooperSurgical, Inc.

Andrew Sedgwick

President - EMEA, CooperVision, Inc.

John A. Weber

President, CooperVision, Inc.

Albert G. White III

Vice President, Investor Relations

and Treasurer

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

INVESTOR RELATIONS CONTACT

Albert G. White, III

Vice President, Investor Relations and Treasurer

6140 Stoneridge Mall Road, Suite 590

Pleasanton, CA 94588

Voice: 925-460-3663

Fax: 925-460-3648

E-mail: ir@coopercompanies.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders’ Meeting on Wednesday, March 18, 2009, at the offices of Latham & Watkins, LLP, 885 Third Avenue, New York, NY

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