Form 10-Q
period 2009-01-31
COOPER COMPANIES INC
filed 2009-03-06
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended January 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	45,166,742 Shares
Class	Outstanding at February 28, 2009

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended January 31,
	2009	2008
Net sales	$251,142	$242,772
Cost of sales	109,007	99,890

Gross profit	142,135	142,882
Selling, general and administrative expense	94,992	109,880
Research and development expense	7,232	8,131
Restructuring costs	2,954	823
Amortization of intangibles	4,177	4,097

Operating income	32,780	19,951
Interest expense	11,457	11,106
Other income, net	8,145	642

Income before income taxes	29,468	9,487
Provision for income taxes	5,595	2,610

Net income	$23,873	$6,877

Basic earnings per share	$0.53	$0.15

Diluted earnings per share	$0.53	$0.15

Number of shares used to compute earnings per share:
Basic	45,141	44,941

Diluted	45,141	45,129

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	January 31, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,885	$1,944
Trade accounts receivable, net of allowance for doubtful accounts of $4,599 at January 31, 2009 and $4,541 at October 31, 2008	158,764	159,158
Inventories	286,587	283,454
Deferred tax assets	26,948	26,337
Prepaid expense and other current assets	62,346	55,139

Total current assets	536,530	526,032

Property, plant and equipment, at cost	809,868	822,354
Less: accumulated depreciation and amortization	228,643	219,700

	581,225	602,654

Goodwill	1,241,492	1,251,699
Other intangibles, net	127,582	130,587
Deferred tax assets	28,445	25,645
Other assets	35,746	50,999

	$2,551,020	$2,587,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$41,789	$43,013
Accounts payable	45,859	63,636
Employee compensation and benefits	32,162	34,915
Accrued acquisition costs	6,407	6,318
Accrued income taxes	11,504	4,378
Other current liabilities	116,106	103,147

Total current liabilities	253,827	255,407

Long-term debt	871,367	861,781
Deferred tax liability	12,623	15,196
Accrued pension liability and other	34,082	38,156

Total liabilities	1,171,899	1,170,540

Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 45,520 at January 31, 2009 and 45,482 at October 31, 2008	4,552	4,548
Additional paid-in capital	1,044,242	1,040,945
Accumulated other comprehensive loss	(89,012)	(25,240)
Retained earnings	424,758	402,242
Treasury stock at cost: 353 shares at January 31, 2009 and October 31, 2008	(5,419)	(5,419)

Stockholders’ equity	1,379,121	1,417,076

	$2,551,020	$2,587,616

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended January 31,
	2009	2008
Cash flows from operating activities:
Net income	$23,873	$6,877
Depreciation and amortization	25,000	20,112
Increase in operating capital	(7,225)	(34,849)
Other non-cash items	(16,744)	2,268

Net cash provided by (used in) operating activities	24,904	(5,592)

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,095)	(42,728)
Acquisitions of businesses, net of cash acquired, and other	(1,254)	(1,714)

Net cash used in investing activities	(35,349)	(44,442)

Cash flows from financing activities:
Net (repayments) proceeds of short-term debt	(1,224)	340
Repayments and repurchase of long-term debt	(244,860)	(103,450)
Proceeds from long-term debt	256,486	151,550
Dividends on common stock	—	(1,349)
Excess tax benefit from share-based compensation arrangements	136	—
Issuance of common stock for employee stock plans	—	2,326

Net cash provided by financing activities	10,538	49,417

Effect of exchange rate changes on cash and cash equivalents	(152)	(23)
Net decrease in cash and cash equivalents	(59)	(640)
Cash and cash equivalents - beginning of period	1,944	3,226

Cash and cash equivalents - end of period	$1,885	$2,586

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended January 31,
	2009	2008
Net income	$23,873	$6,877
Other comprehensive loss:
Foreign currency translation adjustment	(39,306)	(19,975)
Change in value of derivative instruments, net of tax	(24,466)	(14,104)

Other comprehensive loss	(63,772)	(34,079)

Comprehensive loss	$(39,899)	$(27,202)

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1. General

The Cooper Companies, Inc. (Cooper, we or the Company) develops, manufactures and markets healthcare products through its two business units:

•	CooperVision (CVI) develops, manufactures and markets a broad range of contact lenses for the worldwide vision care market. Its leading products are disposable and planned replacement lenses.

•	CooperSurgical (CSI) develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

The unaudited consolidated financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at January 31, 2009 and October 31, 2008, the consolidated results of its operations for the three months ended January 31, 2009 and 2008 and its consolidated condensed cash flows for the three months ended January 31, 2009 and 2008. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.

During interim periods, we follow the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. Please refer to this when reviewing this Quarterly Report on Form 10-Q.

Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Net realizable value of inventory

•	Valuation of goodwill

•	Business combinations

•	Income taxes

•	Share-based compensation

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

During the fiscal first quarter of 2009, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, for a more complete discussion of our estimates and critical accounting policies.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

We have recorded a reclassification in our net sales and cost of sales in our Consolidated Statements of Operations, revising the amounts originally reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, and our Quarterly Reports on Form 10-Q for the periods ended January 31, 2008, April 30, 2008 and July 31, 2008. The reclassification, which does not impact our gross profit, conforms the prior period net sales and cost of sales to the current period’s presentation, in which the gains and losses from derivatives designed as effective hedges are recorded in net sales and cost of sales, depending on the nature of the underlying transaction, as compared to previously, when these gains and losses were designated to be recorded in cost of sales.

We use derivatives to reduce market risks associated with changes in foreign exchange and interest rates. We do not use derivatives for trading or speculative purposes. We believe that the counterparties with which we enter into foreign currency forward contracts and interest rate swap agreements are financially sound and that the credit risk of these contracts is not significant, see Note 7. Derivative Instruments.

New Accounting Pronouncements

On November 1, 2008, the Company adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), with no material impact to the consolidated condensed financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, such as property, plant and equipment, goodwill and intangible assets, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by the Company beginning in its fiscal year ending October 31, 2010. The adoption of the nondelayed portions of SFAS No. 157 is more fully described in Note 5. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

On November 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has not applied the fair value option to any items; therefore, SFAS No. 159 did not have an impact on the consolidated condensed financial statements.

On November 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and there was no material impact to the consolidated condensed financial statements. Effective October 31, 2007, we adopted the balance sheet recognition provision of this standard and accordingly recognized the funded status of the Company’s defined benefit postretirement plan. Effective for fiscal years ending after December 15, 2008, the standard also required the measurement date for the Company’s defined benefit postretirement plan assets and benefit obligations to coincide with the fiscal year-end.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to expand the disclosure requirements for an employer’s plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted. This FSP will be adopted by the Company in its consolidated financial statements for the fiscal year ending October 31, 2010, on a prospective basis. The Company is currently evaluating the impact the application of this FSP will have on its consolidated financial statements.

Note 2. Acquisition and Restructuring Costs

Restructuring Costs

In the fiscal first quarter of 2009, CooperVision began a global restructuring plan to focus the organization on our most critical activities, refine our work processes and align costs with prevailing market conditions (Critical Activity restructuring plan). The restructuring plan involves the assessment of all locations’ activities, exclusive of direct manufacturing, and changes to streamline work processes. As a result of the Critical Activity restructuring plan, a number of positions are being eliminated across certain business functions and geographic regions. The Company anticipates the Critical Activity restructuring plan will be completed in our fiscal third quarter of 2009.

We estimate that the total restructuring costs under this plan will be approximately $4.0 million, primarily severance and benefit costs, and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the fiscal first quarter of 2009, we reported $0.6 million in cost of sales and $3.0 million in restructuring costs, and the total accrued restructuring liability as of January 31, 2009, was $3.6 million.

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

Below is a summary of activity related to accrued acquisition costs for the three months ended January 31, 2009.

Description	Balance October 31, 2008	Additions	Payments	Balance January 31, 2009
	(In thousands)
Severance	$2,683	$—	$552	$2,131
Plant shutdown, legal and other	3,635	839	198	4,276

	$6,318	$839	$750	$6,407

Note 3. Inventories

	January 31, 2009	October 31, 2008
	(In thousands)
Raw materials	$48,055	$45,377
Work-in-process	8,679	8,399
Finished goods	229,853	229,678

	$286,587	$283,454

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 4. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of November 1, 2007	$1,081,291	$208,293	$1,289,584
Net reductions during the year ended October 31, 2008	(409)	(542)	(951)
Translation	(36,820)	(114)	(36,934)

Balance as of October 31, 2008	1,044,062	207,637	1,251,699
Net additions during the three-month period ended January 31, 2009	288	—	288
Translation	(10,499)	4	(10,495)

Balance as of January 31, 2009	$1,033,851	$207,641	$1,241,492

Other Intangible Assets

	As of January 31, 2009		As of October 31, 2008
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$2,907	$861	$2,907	$821
Technology	90,519	37,994	90,337	36,006
Shelf space and market share	87,866	24,742	87,177	22,909
License and distribution rights and other	17,478	7,591	17,178	7,276

	198,770	$71,188	197,599	$67,012

Less accumulated amortization and translation	71,188		67,012

Other intangible assets, net	$127,582		$130,587

We estimate that amortization expense will be about $15.9 million per year in the five-year period ending October 31, 2013.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 5. Fair Value Measurements

On November 1, 2008, the Company adopted the required portions of SFAS No. 157. SFAS No. 157 applies to all assets and liabilities that are being measured and reported at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. This Statement requires that assets and liabilities carried at fair value be valued and disclosed in one of the following three levels of the valuation hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The Company has derivative assets and liabilities, which include interest rate swaps, cross currency swaps and foreign currency forward contracts. The impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

We use interest rate swaps to maintain our desired mix of fixed-rate and variable-rate debt. The swaps exchange fixed and variable rate payments without exchanging the notional principal amount of the debt. The Company has elected to use the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets - specifically euro dollar futures contracts up to 3 years - and inputs other than quoted prices that are observable for the asset or liability - specifically LIBOR cash and swap rates, credit risk at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements.

We use foreign exchange forward contracts to minimize, to the extent reasonable and practical, our exposure to the impact of changing foreign currency fluctuations. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations. The measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability - specifically LIBOR cash rates, credit risk at commonly quoted intervals, foreign exchange spot rates and forward points. Mid-market pricing is used as a practical expedient for fair value measurements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the quarter, within the fair value hierarchy at January 31, 2009:

Level 2
(In thousands)
Assets:
Foreign exchange contracts	$29,304

Liabilities:
Interest rate swaps	$16,622
Foreign exchange contracts	33,445

$50,067

Note 6. Debt

	January 31, 2009	October 31, 2008
	(In thousands)
Short-term:
Overdraft and other credit facilities	$41,789	$43,013

Long-term:
Senior unsecured revolving line of credit	$532,000	$511,400
7.125% senior notes	339,000	350,000
Other	367	381

	$871,367	$861,781

In December 2008, we purchased through the open market, in a privately negotiated transaction, $11.0 million in aggregate principal amount of our 7.125% Senior Notes at a discounted price of approximately $9.0 million plus accrued and unpaid interest. We wrote off about $0.2 million of unamortized costs related to the Senior Notes and recorded a gain on the repurchase in other income on our Consolidated Statement of Income. The Company paid the aggregate purchase price from borrowings under its $650 million revolving line of credit.

Note 7. Derivative Instruments

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to minimize transaction, remeasurement and specified economic exposures with derivatives instruments such as foreign exchange forward contracts and cross currency swaps. The gains and losses on these derivatives are intended to at least partially offset the transaction gains and losses recognized in earnings. We do not enter into derivatives for speculative purposes. Under SFAS No. 133,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Accounting for Derivative Instruments and Hedging Activities, all derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Cash Flow Hedging

In the first fiscal quarter of 2009, the Company did not hedge any new forecasted foreign currency denominated purchases or sales of product. An immaterial amount of ineffectiveness was recorded during the quarter. This ineffectiveness was due to underlying forecasted transactions failing to occur within the designated hedge period. The related gains and losses on the dedesignated cash flow hedges were immediately reclassified from other comprehensive income (OCI) to other income or expense in our Consolidated Statements of Income during the quarter.

In the fiscal third quarter of 2008, the Company entered into approximately $307 million of foreign currency forward contracts. Approximately $296 million in contracts with maturities of up to 13 months serve to reduce foreign currency exposure related to forecasted foreign currency denominated purchases and sales of product in fiscal 2009. The derivatives are accounted for as cash flow hedges under SFAS No. 133 and are expected to be effective throughout the life of the hedges.

In the fiscal first quarter of 2008, the Company entered into approximately $142 million of foreign currency forward contracts with maturities of up to 10 months to reduce foreign currency fluctuations related to forecasted foreign currency denominated purchases and sales of product. The derivatives are accounted for as cash flow hedges under SFAS No. 133 and are expected to be effective throughout the life of the hedges. No ineffectiveness was recorded during the fiscal first quarter 2008.

We designate and document qualifying foreign exchange forward contracts, with maturities of 24 months or less, related to forecasted cost of sales, and certain intercompany sales and purchases associated with third party transactions, as cash flow hedges. As of January 31, 2009, all outstanding cash flow hedging derivatives had maturities of less than 12 months. For such hedges, the effective portion of the contracts’ gains or losses resulting from changes in fair value of these hedges is initially reported as a component of accumulated OCI in stockholder’s equity until the underlying hedged item is reflected in our Consolidated Statements of Income, at which time the effective amount in OCI is reclassified to either sales or cost of sales in our Consolidated Statements of Income. We record any ineffectiveness and any excluded components of the hedge immediately to other income or expense in our Consolidated Statements of Income. We calculate hedge effectiveness at a minimum each fiscal quarter. Monthly, we evaluate hedge effectiveness prospectively and retrospectively, excluding time value, using regression as well as other timing and probability criteria required by SFAS No. 133.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

In the event the underlying forecasted transaction does not occur within the designated hedge period, or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedges are immediately reclassified from OCI to other income or expense in our Consolidated Statements of Income at that time. We expect to reclassify losses of approximately $20.2 million to our Consolidated Statements of Income over the next twelve months.

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. As of January 31, 2009, all outstanding balance sheet hedging derivatives had maturities of less than 24 months. The change in fair value of these derivatives is recognized in other income or expense and is intended to offset the remeasurement gains and losses associated with the non-functional currency assets and liabilities.

Interest Rate Swaps

On January 31, 2007, the Company refinanced its syndicated bank credit facility with a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% Senior Notes. As part of this new debt structure, the Company terminated an interest rate swap with a notional value of $125 million on January 30, 2007. This interest rate swap was set to mature on February 9, 2009, and the Company settled the interest rate swap and received $1.1 million from the counterparty. As a result of the termination of the interest rate swap, the Company realized a gain of approximately $1.0 million. The Company amortizes this gain from OCI to interest expense over the original life of the interest rate swap. During the first fiscal quarter of 2009, approximately $30 thousand of effective gains were amortized from OCI to interest expense related to the termination of the swap. A further $3 thousand of effective gains will be amortized from OCI to interest expense in the fiscal second quarter of 2009. Effective amounts are amortized to interest expense as the related hedged expense is incurred.

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

All eight outstanding interest rate swaps hedge variable interest payments related to the Company’s $650 million credit facility by exchanging variable rate interest risk for a fixed interest rate. The Company has qualified and designated these swaps under SFAS 133 as cash flow hedges and records the offset of the cumulative fair market value (net of tax effect) to OCI in our Consolidated Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. No material ineffectiveness was recognized on the eight outstanding interest rate swaps during the fiscal first quarter of 2009. As of January 31, 2009, the fair value of the eight outstanding swaps, approximately $16.6 million, was recorded as a liability and the effective offset was recorded in OCI in our Consolidated Balance Sheet. We expect to reclassify $11.8 million from OCI to interest expense in our Consolidated Statements of Income over the next 12 months.

Fair Value Hedging

From time to time we designate and document foreign exchange forward contracts related to firm commitments for third party royalty payments as fair value hedges. In accordance with policy, these derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that meet the SFAS No. 133 definition of a firm commitment. Fair value hedges are evaluated for effectiveness at a minimum each fiscal quarter and any ineffectiveness is recorded in other income and expense in our Consolidated Statements of Income. The critical terms of the forward contract and the firm commitments are matched at inception and subsequent prospective forward contract effectiveness is measured by comparing the cumulative change in the fair value of the forward contract to the cumulative change in value of the specified firm commitment, including time value. The derivative fair values are recorded in our Consolidated Balance Sheet and recognized currently in earnings; this is offset by the effective gains and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

losses on the change in value of the firm commitment which is recorded in accrued liabilities in our Consolidated Balance Sheet. In the fiscal first quarter 2009, the Company did not designate any new derivatives as fair value hedges. The net impact of any hedge ineffectiveness on fair value hedges that was recognized in other income or expense was immaterial for the fiscal quarter ended January 31, 2008.

Note 8. Earnings Per Share

	Three Months Ended January 31,
	2009	2008
	(In thousands, except per share amounts)
Net income	$23,873	$6,877

Basic:
Weighted average common shares	45,141	44,941

Basic earnings per common share	$0.53	$0.15

Diluted:
Weighted average common shares	45,141	44,941
Effect of dilutive stock options	—	188

Diluted weighted average common shares	45,141	45,129

Diluted earnings per common share	$0.53	$0.15

The following table sets forth stock options to purchase Cooper’s common stock, restricted stock units and common shares applicable to convertible debt that are not included in the diluted net income per share calculation because to do so would be antidilutive for the periods presented:

	Three Months Ended January 31,
	2009	2008
	(In thousands, except exercise prices)
Numbers of stock option shares excluded	4,775	4,255

Range of exercise prices	$17.09-$80.51	$41.44-$80.51

Number of restricted stock units excluded	330	170

Number of common shares applicable to convertible debt excluded	—	2,590

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 9. Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options, restricted stock awards and restricted stock units were as follows:

	Three Months Ended January 31,
	2009	2008
	(In millions)
Selling, general and administrative expense	$3.0	$5.2
Cost of sales	0.4	0.4
Research and development expense	0.2	(0.4)
Capitalized in inventory	0.4	0.4

Total compensation expense	$4.0	$5.6

Related income tax benefit	$1.2	$1.6

The status of the Company’s stock option plans at January 31, 2009, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2008	5,285,600	$49.64
Granted	982,550	$13.47
Exercised	—	$—
Forfeited or expired	(106,501)	$56.67

Outstanding at January 31, 2009	6,161,649	$43.75	6.4	$—

Vested and exercisable at January 31, 2009	2,157,718	$45.25	4.7	$—

The weighted-average fair value of each option granted during the three months ended January 31, 2009, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $3.95. For the 2006 Directors Plan, the weighted-average fair value of options granted for the three months ended January 31, 2009, was $4.71. As of January 31, 2009, there was $12.9 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

The fair value of each option award granted during the three months ended January 31, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option valuation model and weighted-average assumptions in the following table.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	Three Months Ended January 31,
	2009	2008
Expected life	4.0 to 5.4 years	3.2 to 5.16 years
Expected volatility	30.3% to 30.6%	29.1%
Risk-free interest rate	1.41% to 2.78%	3.99% to 4.37%
Dividend yield	0.14%	0.10%

The status of the Company’s non-vested restricted stock units (RSUs) at January 31, 2009, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2008	371,225	$34.29
Vested and exercised	(38,991)	42.56
Forfeited or expired	(1,875)	42.65

Non-vested RSUs at January 31, 2009	330,359	33.27

As of January 31, 2009, there was $8.7 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average requisite service period of 2.2 years.

Note 10. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first quarter of fiscal 2009 was 19 percent. GAAP requires that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provision for income taxes for the three-month period ended January 31, 2008, was 27.5 percent. The decrease in the 2009 ETR reflects the shift in the geographic mix of income.

The Company adopted the provisions of FIN 48 on November 1, 2007. Under FIN 48, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As a result, in fiscal 2008, the Company reduced its net liability for unrecognized tax benefits by $5.3 million, which was accounted for as an increase to retained earnings. As of November 1, 2008, the Company had total gross unrecognized tax benefits of $19.4 million. If recognized, $16.7 million of unrecognized tax benefits would impact the Company’s effective tax rate. For the three-month period ended January 31, 2009, there were no material changes to the total amount of unrecognized tax benefits. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of our adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Interest and penalties of $2.1 million have been reflected as a component of the total liability as of November 1, 2008. It is the Company’s policy to recognize as additional income tax expense, the items of interest and penalties directly related to income taxes.

Included in the balance of unrecognized tax benefits at November 1, 2008, is $2 million to $3.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide, and comprises of transfer pricing and other items.

As of January 31, 2009, the tax years for which the Company remains subject to U.S. Federal income tax assessment upon examination are 2005 through 2007. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2004 through 2007.

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

In October 2007, we adopted the funded status provision of SFAS No. 158, which requires that we recognize the overfunded or underfunded status of our defined benefit postretirement plan as an asset or liability on our October 31, 2007 Consolidated Balance Sheet. Subsequent changes in the funded status are recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires that for fiscal years ending after December 15, 2008, our assumptions used to measure our annual pension expenses be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. For fiscal years ending October 31, 2008 and prior, the Company’s defined benefit postretirement plan used an August 31 measurement date, and all plan assets and obligations were generally reported as of that date.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cooper’s results of operations for the three months ended January 31, 2009 and 2008 reflect the following pension costs.

	Three Months Ended January 31,
	2009	2008
	(In thousands)
Components of net periodic pension cost:
Service cost	$766	$751
Interest cost	586	509
Expected return on assets	(577)	(594)
Amortization of prior service cost	7	7
Amortization of transition obligation	7	7
Recognized net actuarial loss	9	—

Net periodic pension cost	$798	$680

The Company contributed $512,069 to the pension plan on January 14, 2009, and expects to contribute an additional $4.6 million in fiscal 2009. No pension contributions were made during the first quarter of 2008.

Note 12. Cash Dividends

We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 5, 2009, to stockholders of record on January 19, 2009.

Note 13. Contingencies

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

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court dismissed all claims against Mr. Fruth. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. On April 8, 2008, the Court granted a motion by Mr. Neil for judgment on the pleadings as to him. A February 17, 2010, trial date has been set, and discovery has commenced. On January 6, 2009, the Court granted plaintiffs’ motion for class certification. The certified class consists of those persons who purchased or otherwise acquired Cooper common stock between July 28, 2004 and November 21, 2005. The Company intends to defend this matter vigorously.

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

Bausch & Lomb Incorporated Litigation

On October 5, 2004, Bausch & Lomb Incorporated (Bausch & Lomb) filed a lawsuit against Ocular Sciences, Inc. in the U.S. District Court for the Western District of New York alleging that its Biomedics toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. Following an order on claim construction, the parties reached a settlement resolving all claims on February 25, 2009. Pursuant to this settlement, Bausch & Lomb dismissed its complaint with prejudice and provided CVI a perpetual and fully paid up royalty-free license to the ‘236 patent.

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

Presented below are the Consolidating Condensed Statements of Operations for the three months ended January 31, 2009 and 2008, the Consolidating Condensed Balance Sheets as of January 31, 2009 and October 31, 2008 and the Consolidating Condensed Statements of Cash Flows for the three months ended January 31, 2009 and 2008 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended January 31, 2009
Net sales	$—	$117,975	$152,636	$(19,469)	$251,142
Cost of sales	—	52,959	73,225	(17,177)	109,007

Gross profit	—	65,016	79,411	(2,292)	142,135

Operating expenses	8,170	44,251	56,934	—	109,355

Operating income (loss)	(8,170)	20,765	22,477	(2,292)	32,780
Interest expense	11,221	—	236	—	11,457
Other income (expense), net	10,090	(5,196)	3,251	—	8,145

Income (loss) before income taxes	(9,301)	15,569	25,492	(2,292)	29,468
Provision for (benefit from) income taxes	(4,505)	6,676	3,424	—	5,595

Net income (loss)	$(4,796)	$8,893	$22,068	$(2,292)	$23,873

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended January 31, 2008
Net sales	$—	$115,738	$157,919	$(30,885)	$242,772
Cost of sales	—	54,563	67,802	(22,475)	99,890

Gross profit	—	61,175	90,117	(8,410)	142,882

Operating expenses	9,308	48,389	65,370	(136)	122,931

Operating income (loss)	(9,308)	12,786	24,747	(8,274)	19,951
Interest expense	11,106	—	—	—	11,106
Other income (expense), net	5,403	(2,204)	(2,557)	—	642

Income (loss) before income taxes	(15,011)	10,582	22,190	(8,274)	9,487
Provision for (benefit from) income taxes	(8,614)	6,601	4,623	—	2,610

Net income (loss)	$(6,397)	$3,981	$17,567	$(8,274)	$6,877

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$51	$122	$1,712	$—	$1,885
Trade receivables, net	—	64,030	94,734	—	158,764
Inventories	—	141,977	194,628	(50,018)	286,587
Deferred tax asset	1,359	20,940	4,649	—	26,948
Other current assets	2,399	6,382	53,565	—	62,346

Total current assets	3,809	233,451	349,288	(50,018)	536,530

Property, plant and equipment, net	1,557	94,762	484,906	—	581,225
Goodwill	116	669,135	572,241	—	1,241,492
Other intangibles, net	—	76,183	51,399	—	127,582
Deferred tax asset	49,751	(23,548)	2,242	—	28,445
Other assets	1,683,856	18,744	9,814	(1,676,668)	35,746

	$1,739,089	$1,068,727	$1,469,890	$(1,726,686)	$2,551,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,260	$1,601	$38,928	$—	$41,789
Other current liabilities	37,155	42,806	132,077	—	212,038

Total current liabilities	38,415	44,407	171,005	—	253,827

Long-term debt	871,000	—	367	—	871,367
Deferred tax liability	—	—	12,623	—	12,623
Intercompany and other liabilities	(126,054)	(134,689)	294,825	—	34,082

Total liabilities	783,361	(90,282)	478,820	—	1,171,899

Stockholders’ equity	955,728	1,159,009	991,070	(1,726,686)	1,379,121

	$1,739,089	$1,068,727	$1,469,890	$(1,726,686)	$2,551,020

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$20	$(846)	$2,770	$—	$1,944
Trade receivables, net	—	65,185	93,973	—	159,158
Inventories	—	150,464	180,716	(47,726)	283,454
Deferred tax asset	1,440	22,038	2,859	—	26,337
Other current assets	2,141	6,445	46,553	—	55,139

Total current assets	3,601	243,286	326,871	(47,726)	526,032

Property, plant and equipment, net	1,635	94,353	506,666	—	602,654
Goodwill	116	669,135	582,448	—	1,251,699
Other intangibles, net	—	77,872	52,715	—	130,587
Deferred tax asset	57,944	(34,277)	1,978	—	25,645
Other assets	1,684,549	18,570	24,548	(1,676,668)	50,999

	$1,747,845	$1,068,939	$1,495,226	$(1,724,394)	$2,587,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$709	$1,682	$40,622	$—	$43,013
Other current liabilities	19,074	43,856	149,464	—	212,394

Total current liabilities	19,783	45,538	190,086	—	255,407

Long-term debt	861,400	—	381		861,781
Deferred tax liability	—	1	15,195		15,196
Intercompany and other liabilities	(95,367)	(124,219)	257,742	—	38,156

Total liabilities	785,816	(78,680)	463,404	—	1,170,540

Stockholders’ equity	962,029	1,147,619	1,031,822	(1,724,394)	1,417,076

	$1,747,845	$1,068,939	$1,495,226	$(1,724,394)	$2,587,616

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended January 31, 2009
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$12,069	$16,608	$(3,773)	$—	$24,904

Cash flows from investing activities:
Purchase of property, plant and equipment	(7)	(5,843)	(28,245)	—	(34,095)
Acquisitions of businesses, net of cash acquired	(37)	(711)	(506)	—	(1,254)
Intercompany (investments in subsidiaries)	(24,320)	—	—	24,320	—

Net cash (used in) provided by investing activities	(24,364)	(6,554)	(28,751)	24,320	(35,349)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	550	(81)	(1,693)	—	(1,224)
Intercompany proceeds (repayments)	—	(9,005)	33,325	(24,320)	—
Net proceeds (repayments) of long-term debt	11,640	—	(14)	—	11,626
Dividends on common stock	—	—	—	—	—
Excess tax benefit from share-based compensation arrangements	136	—	—	—	136
Proceeds from exercise of stock options	—	—	—	—	—

Net cash provided by (used in) financing activities	12,326	(9,086)	31,618	(24,320)	10,538

Effect of exchange rate changes on cash and cash equivalents	—	—	(152)	—	(152)

Net (decrease) increase in cash and cash equivalents	31	968	(1,058)	—	(59)
Cash and cash equivalents at the beginning of the period	20	(846)	2,770	—	1,944

Cash and cash equivalents at the end of the period	$51	$122	$1,712	$—	$1,885

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

Segment information:

	Three Months Ended January 31,
	2009	2008
	(In thousands)
Net sales to external customers:
CooperVision net sales:
Spherical soft lens	$123,882	$119,065
Toric soft lens	62,604	70,478
Multifocal soft lens	13,933	12,727
Other eye care products and other	10,789	1,018

Total CooperVision net sales	211,208	203,288
CooperSurgical net sales	39,934	39,484

Total net sales to external customers	$251,142	$242,772

Operating income (loss):
CVI	$31,641	$22,728
CSI	9,309	6,531
Headquarters	(8,170)	(9,308)

Total operating income	32,780	19,951
Interest expense	11,457	11,106
Other income, net	8,145	642

Income before income taxes	$29,468	$9,487

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

	January 31, 2009	October 31, 2008
	(In thousands)
Identifiable assets:
CVI	$2,176,582	$2,214,609
CSI	312,792	312,145
Headquarters	61,646	60,862

Total	$2,551,020	$2,587,616

Geographic information:

	Three Months Ended January 31,
	2009	2008
	(In thousands)
Net sales to external customers by country of domicile:
United States	$116,261	$113,583
Europe	72,496	81,243
Rest of world	62,385	47,946

Total	$251,142	$242,772

	January 31, 2009	October 31, 2008
	(In thousands)
Long-lived assets by country of domicile:
United States	$377,774	$375,642
Europe	195,551	219,783
Rest of world	7,900	7,229

Total	$581,225	$602,654

Note 16. Subsequent Event

In February 2009, the Company entered into approximately $250 million of foreign currency forward contracts with maturities of up to 21 months to reduce foreign currency exposure related to forecasted foreign currency denominated sales and purchases of product. The derivatives will be accounted for as cash flow hedges under SFAS No. 133 and are expected to be effective through their maturities.

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

•	Limitations on sales following new product introductions due to poor market acceptance.

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

•

The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including impaired goodwill as a result of recent declines in the price of the Company’s common stock or other events.

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

•

Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in the Annual Report on Form 10-K for the fiscal year ended October 31, 2008, as such Risk Factors may be updated in quarterly filings.

We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

In this section we discuss the results of our operations for the first quarter of fiscal 2009 and compare them with the same period of fiscal 2008. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

First Quarter Highlights

•	Sales of $251.1 million, up 3%, 4% in constant currency.

•	Gross profit $142.1 million, down from $142.9 million.

•	Operating income up 64% to $32.8 million.

•	Diluted earnings per share of 53 cents, up from 15 cents.

Outlook

We believe that CVI will continue to compete successfully in the worldwide contact lens market with its disposable spherical, toric and multifocal contact lenses offered in a variety of materials including using phosphorylcholine (PC) Technology™ and silicone hydrogel Aquaform™ technology. We believe that market demographics are favorable with the reported incidence of myopia continuing to increase worldwide and with the teenage population in the United States, the age when most contact lens wear begins, projected to grow considerably over the next two decades. CVI expects greater market penetration in Europe and Asia as we roll out new products and expand our presence in those regions.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. The Company launched Biofinity sphere in 2007 and Avaira sphere in 2008, both silicone hydrogel contact lens products. The Company believes it has sufficient manufacturing capacity to supply projected demand for all of our silicone hydrogel products. While initial customer reaction for these products has been favorable, our future growth may be limited by our late entry into the silicone hydrogel market. In addition to spheres, competitive silicone hydrogel toric products are making substantial gains in market share and represent a risk to our toric business. We launched a monthly silicone hydrogel toric lens, under the Biofinity® label, in the first calendar quarter of 2009 and plan to launch a two-week silicone hydrogel toric, under the Avaira® label that will allow us to compete in this market shift to silicone hydrogel torics. Our ability to succeed with silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.

We launched Proclear® 1 Day in Japan in the first calendar quarter of 2009, and we are in the process of developing a number of new contact lens products to enhance CVI’s broad and competitive product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology materials and new lens designs, including toric and multifocal lenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

While we remain optimistic about the long-term prospects for the worldwide contact lens market, recent events affecting the economy as a whole, including the uncertainty and instability of the United States and international credit markets and ongoing recessionary pressures in the United States and globally, continue to represent a risk to our forecasted performance for fiscal year 2009 and beyond. During this recessionary period, we believe that the contact lens market will perform better than the economy as a whole and will return to historical growth rates with a recovery in the broader economy.

Regarding capital resources, we believe that cash and cash equivalents on hand of $1.9 million plus cash from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and small acquisitions.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended January 31,		% Growth
	2009	2008
Net sales	100%	100%	3%
Cost of sales	43%	41%	9%

Gross profit	57%	59%	(1%)
Selling, general and administrative expense	38%	45%	(14%)
Research and development expense	3%	3%	(11%)
Restructuring costs	1%	1%	259%
Amortization of intangibles	2%	2%	2%

Operating income	13%	8%	64%

Net Sales

Cooper’s two business units, CVI and CSI generate all of its sales.

•	CVI develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision care market.

•	CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Our consolidated net sales grew by $8.4 million, or 3%.

	Three Months Ended January 31,		% Increase
	2009	2008
	($ in millions)
CVI	$211.2	$203.3	4%
CSI	39.9	39.5	1%

	$251.1	$242.8	3%

CVI Net Sales

Practitioner and patient preferences in the worldwide contact lens market continue to change. The major shifts are from:

•

Conventional lenses replaced annually to disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months.

•	Commodity lenses to toric and multifocal.

•

Commodity spherical lenses to value-added spherical lenses such as continuous wear lenses and lenses to alleviate dry eye symptoms as well as lenses with aspherical optical properties or higher oxygen permeable lenses such as silicone hydrogels.

These shifts generally favor CVI’s product lines of toric and multifocal lenses, PC Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses. However, it is important that CVI develop a full range of toric and multifocal silicone hydrogel products which will complement CVI’s silicone hydrogel spherical lens products, Biofinity and Avaira, marketed in the United States, Europe and Asia Pacific, excluding Japan. CVI’s toric products are facing increased pressure due to the launch of silicone hydrogel toric products by its major competitors. CVI launched Biofinity toric, a silicone hydrogel toric lens in the first calendar quarter of 2009. CVI also plans to launch a second silicone hydrogel toric lens, Avaira toric, in fiscal year 2010.

Contact lens revenue includes sales of conventional, disposable, long-term extended wear lenses and single-use lenses, some of which are aspherically designed, and toric multifocal and cosmetic lenses.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

•	Multifocal lens designs correct presbyopia.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

•	Proclear® lenses, manufactured using proprietary phosphorylcholine (PC) Technology™, help enhance tissue/device compatibility and offer improved lens comfort.

CVI Net Sales by Market

	Three Months Ended January 31,		% Growth
	2009	2008
	($ in millions)
Americas	$86.1	$86.7	(1%)
Europe	82.3	80.5	2%
Asia Pacific	42.8	36.1	18%

	$211.2	$203.3	4%

CVI’s worldwide net sales grew 4% in the quarter, the same in constant currency. Americas sales declined 1%, but grew 1% in constant currency, primarily due to market gains of CVI’s silicone hydrogel lenses, Biofinity and Avaira, PC Technology lenses and single-use lenses. EMEA sales grew 2%, 6% in constant currency, driven by increases in sales of Biofinity and Proclear 1 Day lenses. Sales to the Asia Pacific region grew 18%, 9% in constant currency, primarily due to significant sales growth of single-use and other disposable sphere products, disposable toric products and Biofinity lenses.

Net sales growth includes increases in single-use spheres up 23%, at $43.2 million, all disposable spheres up 6% and total spheres up 4%. Biofinity had sales of $13.6 million primarily in Europe and the United States, and Avaira had sales of $3.1 million primarily in the United States. Single-use torics more than doubled to $2.6 million but total toric sales declined 11% due primarily to a continuing trend in the market toward silicone hydrogel toric lenses. Disposable multifocal sales grew 11% to $13.7 million. Older conventional lens products declined 22%, and cosmetic lenses declined 10%. Proclear products continued global market share gains as Proclear toric sales increased 9% to $16.9 million, Proclear spheres, including Biomedics XC™ and Proclear 1 Day, increased 7% to $28.5 million and Proclear multifocal lenses, including Biomedics XC, increased 20% to $11.3 million.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CSI Net Sales

CSI’s first quarter net sales increased 1% to $39.9 million. Sales of products marketed directly to hospitals grew 19% and now represent 34% of CSI’s sales. Women’s healthcare products used primarily by obstetricians and gynecologists generate 96% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. While unit growth and product mix have influenced sales growth, average realized prices by product have not materially influenced sales growth.

Cost of Sales/Gross Profit

Gross profit as a percentage of net sales (margin) was:

	Margin Three Months Ended January 31,
	2009	2008
CVI	56%	59%
CSI	62%	60%
Consolidated	57%	59%

CVI’s margin was 56% for the first quarter of fiscal 2009 compared with 59% for the first quarter last year, with the decline a result of changing product mix and accelerated depreciation for manufacturing equipment associated with equipment upgrades offset by improvements in manufacturing efficiencies. The changing product mix included a shift to lower margin sphere products, including single-use spheres that represented 21% of lens sales in the current period compared to 17% in the first quarter of 2008.

CSI’s margin was 62% for the first quarter of 2009 compared with 60% for the first quarter last year. The increase is a result of manufacturing efficiencies and a changing product mix including higher margin products marketed directly to hospitals that represent 34% of sales in the current period compared to 29% in the first quarter of 2008.

Selling, General and Administrative (SGA) Expense

	Three Months Ended January 31,
	2009	% Net Sales	2008	% Net Sales	% Growth
			($ in millions)
CVI	$73.7	35%	$86.2	42%	(15%)
CSI	13.2	33%	14.4	36%	(8%)
Headquarters	8.1	N/A	9.3	N/A	(12%)

	$95.0	38%	$109.9	45%	(14%)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

In the first quarter of fiscal 2009, consolidated SGA decreased by 14% and as a percentage of net sales, decreased to 38% from 45% in the first quarter of 2008.

CVI’s SGA decreased 15% in the fiscal first quarter, primarily due to increased efficiencies as a result of the rationalization of distribution centers completed in fiscal 2008 and decreased litigation costs. Marketing expenses declined from the prior year that included several new product launches. SGA as a percentage of net sales decreased to 35% in the period from 42% in 2008.

CSI’s SGA decreased 8% in the fiscal first quarter, and as a percentage of net sales decreased to 33% in the period from 36% in 2008. Marketing and other general and administration costs decreased primarily due to improved efficiencies from a recent acquisition and decreased legal and stock-based compensation expenses.

Corporate headquarters’ expenses decreased 12% to $8.1 million in the fiscal first quarter, primarily due to reduced share-based compensation of $2.1 million in the three-month period of 2009 compared to $3.3 million in the three-month period of fiscal 2008.

Research and Development Expense

During the fiscal first quarter, CVI’s research and development expenditures were $6.2 million, down 6% over the first quarter of fiscal 2008 and were 3% of sales in both periods. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

CSI’s research and development expenditures were $1.0 million, and as a percentage of net sales decreased to 3% from 4% in the first quarter of 2008. CSI’s research and development activities include the upgrade and redesign of many CSI osteoporosis, in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

Restructuring Costs

In the fiscal first quarter of 2009, CooperVision began a global restructuring plan to focus the organization on our most critical activities, refine our work processes and align costs with prevailing market conditions (Critical Activity restructuring plan). The restructuring plan involves the assessment of all locations’ activities, exclusive of direct manufacturing, and changes to streamline work processes. As a result of the Critical Activity restructuring plan, a number of positions are being eliminated across certain business functions and geographic regions. The Company anticipates the Critical Activity restructuring plan will be completed in our fiscal third quarter of 2009.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

We estimate that the total restructuring costs under this plan will be approximately $4.0 million, primarily severance and benefit costs, and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the fiscal first quarter of 2009, we reported $0.6 million in cost of sales and $3.0 million in restructuring costs, and the total accrued restructuring liability as of January 31, 2009, was $3.6 million.

Operating Income

Operating income increased by $12.8 million, or 64%, in the first quarter:

	Three Months Ended January 31,
	2009	% Net Sales	2008	% Net Sales	% Increase (Decrease)
			($ in millions)
CVI	$31.6	15%	$22.7	11%	39%
CSI	9.3	23%	6.6	17%	43%
Headquarters	(8.1)	N/A	(9.3)	N/A	12%

	$32.8	13%	$20.0	8%	64%

Interest Expense

Interest expense increased by $0.4 million or 3%, primarily reflecting an increase in our long-term borrowings used for capital expenditures and was 5% of sales in both periods.

Other Income (Expense), Net

	Three Months Ended January 31,
	2009	2008
	(In millions)
Interest income	$—	$0.1
Gain on extinguishment of debt	1.8	—
Foreign exchange gain	6.5	0.7
Other	(0.2)	(0.2)

	$8.1	$0.6

In December 2008, we purchased through the open market, in a privately negotiated transaction, $11.0 million in aggregate principal amount of our 7.125% Senior Notes at a discounted price of approximately $9.0 million plus accrued and unpaid interest. We wrote off about $0.2 million of unamortized costs related to the Senior Notes and recorded a gain on the repurchase in other income on our Consolidated Statement of Income. The Company paid the aggregate purchase price from borrowings under its $650 million revolving line of credit.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

In the fiscal first quarter of 2009, we recognized a foreign exchange net gain of $6.5 million primarily due to the U.S. dollar strengthening against other currencies and an initiative we completed in the first quarter related to intercompany transactions.

Provision for Income Taxes

We recorded tax expense of $5.6 million in the first quarter of fiscal 2009 compared to $2.6 million in the first quarter of fiscal 2008. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first quarter of fiscal 2009 was 19 percent. GAAP requires that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provision for income taxes for the three-month period ended January 31, 2008, was 27.5 percent.

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options, restricted stock awards and restricted stock units were as follows:

	Three Months Ended January 31,
	2009	2008
	(In millions)
Selling, general and administrative expense	$3.0	$5.2
Cost of sales	0.4	0.4
Research and development expense	0.2	(0.4)
Capitalized in inventory	0.4	0.4

Total compensation expense	$4.0	$5.6

Related income tax benefit	$1.2	$1.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

First Quarter Highlights

•	Operating cash flow $24.9 million vs. cash used in operating activities of $5.6 million in the first quarter of fiscal 2008.

•	Expenditures for purchases of property, plant and equipment (PP&E) $34.1 million vs. $42.7 million in last year’s first quarter.

Comparative Statistics

	January 31, 2009	October 31, 2008
	($ in millions)
Cash and cash equivalents	$1.9	$1.9
Total assets	$2,551.0	$2,587.6
Working capital	$282.7	$270.6
Total debt	$913.2	$904.8
Stockholders’ equity	$1,379.1	$1,417.1
Ratio of debt to equity	0.66:1	0.64:1
Debt as a percentage of total capitalization	40%	39%
Operating cash flow - twelve months ended	$127.0	$96.5

Working Capital

The increase in working capital in the fiscal first quarter of 2009 was primarily due to a decrease in accounts payable, the building of inventories to support new product launches and repayment of short-term debt. Increases in our long-term borrowings also contributed to the increase. The increase in working capital was partially offset by cash used to pay for capital equipment and an increase in income taxes payable.

Operating Cash Flow

Cash flow provided by operating activities totaled $24.9 million in the first quarter of fiscal 2009 and $127.0 million over the twelve-month period ended January 31, 2009. Operating cash flow increased primarily due to higher net income, the improved collection of trade receivables associated with higher sales volume and timing of income tax payments, as we have utilized cash to build inventory in support of new product launches, including lenses for use in marketing programs, payment of income taxes and reduction of accounts payable, net of accounts payable related to capital expenditures.

At the end of the first quarter of fiscal 2009, Cooper’s inventory months on hand (MOH) decreased to 7.9 from 8.4 in last year’s first quarter and 8.1 at October 31, 2008. Our days sales outstanding (DSO) decreased to 58 days from 62 days in last year’s first quarter. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Investing Cash Flow

The cash outflow of $35.3 million from investing activities was for capital expenditures of $34.1 million primarily to improve manufacturing efficiency and payments of $1.2 million related to acquisitions.

Financing Cash Flow

The cash inflow of $10.5 million from financing activities was driven by net proceeds from long-term debt of $11.6 million and repayments of short-term debt of $1.2 million.

Risk Management

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our pound sterling, euro and Japanese yen-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit varies with the London Interbank Offered Rate. Our significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through May 2011. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 7 to the consolidated financial statements.

On January 31, 2007, Cooper entered into a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% of senior notes, of which $339 million are outstanding. KeyBank led the Revolver refinancing and the Revolver matures on January 31, 2012.

In connection with the normal management of our financial liabilities, we may from time to time seek to retire or purchase our Senior Notes through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

For additional detail on debt and derivative instruments, please refer to Part I, Item 1. Notes 6 and 7 of the consolidated condensed financial statement in this Quarterly Report on Form 10-Q; and Part I, Item 1A. Risk Factors and Part II, Item 8. Note 1 and Note 8 to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Outlook - Global Market and Economic Conditions

In the United States and globally, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower economic growth into the first quarter of 2009. For our fiscal first quarter ended January 31, 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, bank failures and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. and the global economy. These conditions, combined with declining business and consumer confidence and increased unemployment have contributed to substantial declines in capital markets and consumer confidence.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in potential adverse effects on our financial condition and results of operations. These conditions may also affect the markets for our products as consumers may curtail buying habits similar to our slower than expected contact lens sales in October and November 2008.

We believe that cash and cash equivalents on hand of $1.9 million plus cash generated by operating activities and borrowing capacity under our existing credit facilities will fund future operations, capital expenditures, cash dividends and small acquisitions. Management believes that our projected outlook on sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months. At January 31, 2009, we had $117.8 million available under our $650 million syndicated bank credit facility.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Estimates and Critical Accounting Policies

Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Net realizable value of inventory

•	Valuation of goodwill

•	Business combinations

•	Income taxes

•	Share-based compensation

During the fiscal first quarter of 2009, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, for a more complete discussion of our estimates and critical accounting policies.

New Accounting Pronouncements

On November 1, 2008, the Company adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), with no material impact to the consolidated condensed financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, such as property, plant and equipment, goodwill and intangible assets, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by the Company beginning in its fiscal year ending October 31, 2010. The adoption of the nondelayed portions of SFAS No. 157 is more fully described in Note 5. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

On November 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has not applied the fair value option to any items; therefore, SFAS No. 159 did not have an impact on the consolidated condensed financial statements.

On November 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and there was no material impact to the consolidated condensed financial statements. Effective October 31, 2007, we adopted the balance sheet recognition provision of this standard and accordingly recognized the funded status of the Company’s defined benefit postretirement plan. Effective for fiscal years ending after December 15, 2008, the standard also required the measurement date for the Company’s defined benefit postretirement plan assets and benefit obligations to coincide with the fiscal year-end.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to expand the disclosure requirements for an employer’s plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted. This FSP will be adopted by the Company in its consolidated financial statements for the fiscal year ending October 31, 2010, on a prospective basis. The Company is currently evaluating the impact the application of this FSP will have on its consolidated financial statements.

Trademarks

Biofinity, Biomedics and Proclear are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. Aquaform, Avaira, Biomedics XC and PC Technology are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2009, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of January 31, 2009, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court dismissed all claims against Mr. Fruth. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. On April 8, 2008, the Court granted a motion by Mr. Neil for judgment on the pleadings as to him. A February 17, 2010, trial date has been set, and discovery has commenced. On January 6, 2009, the Court granted plaintiffs’ motion for class certification. The certified class consists of those persons who purchased or otherwise acquired Cooper common stock between July 28, 2004 and November 21, 2005. The Company intends to defend this matter vigorously.

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

Bausch & Lomb Incorporated Litigation

On October 5, 2004, Bausch & Lomb Incorporated (Bausch & Lomb) filed a lawsuit against Ocular Sciences, Inc. in the U.S. District Court for the Western District of New York alleging that its Biomedics toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. Following an order on claim construction, the parties reached a settlement resolving all claims on February 25, 2009. Pursuant to this settlement, Bausch & Lomb dismissed its complaint with prejudice and provided CVI a perpetual and fully paid up royalty-free license to the ‘236 patent.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2008.

Item 6.	Exhibits

Exhibit Number	Description

10.1	The Cooper Companies, Inc. 2009 Incentive Payment Plan as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 16, 2008

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 8, “Earnings per Share,” to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 6, 2009	/s/ Rodney E. Folden
Rodney E. Folden
Corporate Controller
(Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.

10.1	The Cooper Companies, Inc. 2009 Incentive Payment Plan as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 16, 2008

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 8, “Earnings per Share,” to the Consolidated Condensed Financial Statements in this report.