Form 10-Q
period 2009-04-30
COOPER COMPANIES INC
filed 2009-06-05
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	45,180,444 Shares
Class	Outstanding at May 31, 2009

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net sales	$260,594	$259,248	$511,736	$502,020
Cost of sales	111,537	109,240	220,545	209,130

Gross profit	149,057	150,008	291,191	292,890
Selling, general and administrative expense	93,705	107,529	188,697	217,409
Research and development expense	10,065	9,116	17,295	17,248
Restructuring costs	—	526	2,954	1,349
Amortization of intangibles	4,080	4,371	8,257	8,467

Operating income	41,207	28,466	73,988	48,417
Interest expense	10,830	12,070	22,287	23,176
Other income (expense), net	260	(450)	8,404	192

Income before income taxes	30,637	15,946	60,105	25,433
Provision for income taxes	5,988	4,705	11,583	7,315

Net income	$24,649	$11,241	$48,522	$18,118

Basic earnings per share	$0.55	$0.25	$1.07	$0.40

Diluted earnings per share	$0.54	$0.25	$1.07	$0.40

Number of shares used to compute earnings per share:
Basic	45,170	44,989	45,155	44,965

Diluted	45,523	47,740	45,204	47,759

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	April 30, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,472	$1,944
Trade accounts receivable, net of allowance for doubtful accounts of $4,631 at April 30, 2009 and $4,541 at October 31, 2008	156,409	159,158
Inventories	288,196	283,454
Deferred tax assets	25,640	26,337
Prepaid expense and other current assets	49,815	55,139

Total current assets	524,532	526,032

Property, plant and equipment, at cost	834,303	822,354
Less: accumulated depreciation and amortization	245,913	219,700

	588,390	602,654

Goodwill	1,244,965	1,251,699
Other intangibles, net	123,760	130,587
Deferred tax assets	26,442	25,645
Other assets	38,242	50,999

	$2,546,331	$2,587,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$47,214	$43,013
Accounts payable	47,136	63,636
Employee compensation and benefits	27,132	34,915
Accrued acquisition costs	3,895	6,318
Accrued income taxes	12,819	4,378
Other current liabilities	73,844	103,147

Total current liabilities	212,040	255,407

Long-term debt	848,379	861,781
Deferred tax liability	12,974	15,196
Accrued pension liability and other	44,377	38,156

Total liabilities	1,117,770	1,170,540

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 45,524 at April 30, 2009 and 45,482 at October 31, 2008	4,552	4,548
Additional paid-in capital	1,048,714	1,040,945
Accumulated other comprehensive loss	(68,847)	(25,240)
Retained earnings	449,407	402,242
Treasury stock at cost: 343 and 353 shares at April 30, 2009 and October 31, 2008, respectively	(5,265)	(5,419)

Stockholders’ equity	1,428,561	1,417,076

	$2,546,331	$2,587,616

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net income	$48,522	$18,118
Depreciation and amortization	46,006	41,128
Increase in operating capital	(39,859)	(54,068)
Other non-cash items	14,070	6,314

Net cash provided by operating activities	68,739	11,492

Cash flows from investing activities:
Purchases of property, plant and equipment	(54,061)	(76,874)
Acquisitions of businesses, net of cash acquired, and other	(3,705)	(3,062)

Net cash used in investing activities	(57,766)	(79,936)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	4,203	(7,260)
Repayments and repurchase of long-term debt	(494,360)	(221,870)
Proceeds from long-term debt	482,998	293,470
Dividends on common stock	(1,355)	(1,349)
Excess tax benefit from share-based compensation arrangements	135	1,758
Issuance of common stock for employee stock plans	(30)	2,372

Net cash (used in) provided by financing activities	(8,409)	67,121
Effect of exchange rate changes on cash and cash equivalents	(36)	8

Net increase (decrease) in cash and cash equivalents	2,528	(1,315)
Cash and cash equivalents - beginning of period	1,944	3,226

Cash and cash equivalents - end of period	$4,472	$1,911

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net income	$24,649	$11,241	$48,522	$18,118
Other comprehensive income (loss):
Foreign currency translation adjustment	9,518	5,586	(29,788)	(14,389)
Change in value of derivative instruments, net of tax	10,647	(1,682)	(13,819)	(15,786)

Other comprehensive income (loss)	20,165	3,904	(43,607)	(30,175)

Comprehensive income (loss)	$44,814	$15,145	$4,915	$(12,057)

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

The unaudited consolidated financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at April 30, 2009 and October 31, 2008, the consolidated results of its operations for the three and six months ended April 30, 2009 and 2008 and its consolidated condensed cash flows for the six months ended April 30, 2009 and 2008. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

During the fiscal first half of 2009, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, for a more complete discussion of our estimates and critical accounting policies.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

We have recorded a reclassification in our net sales and cost of sales in our Consolidated Statements of Income, revising the amounts originally reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, and our Quarterly Reports on Form 10-Q for the periods ended January 31, 2008, April 30, 2008 and July 31, 2008. The reclassification, which does not impact our gross profit, conforms the prior period net sales and cost of sales to the current period’s presentation, in which the gains and losses from derivatives designed as effective hedges are recorded in net sales and cost of sales, depending on the nature of the underlying transaction, as compared to previously, when these gains and losses were designated to be recorded in cost of sales.

We use derivatives to reduce market risks associated with changes in foreign exchange and interest rates. We do not use derivatives for trading or speculative purposes. We believe that the counterparties with which we enter into foreign currency forward contracts and interest rate swap agreements are financially sound and that the credit risk of these contracts is not significant. See Note 6. Derivative Instruments and Fair Value Measurements.

New Accounting Pronouncements

On February 1, 2009, the Company adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), with no material impact to the consolidated condensed financial statements. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), with the intent of providing users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures above fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. See Note 6 for disclosures of the Company’s derivative instruments.

In April 2009, the Financial Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for the Company beginning in the fiscal third quarter of 2009. The Company does not expect a significant impact from the adoption of this statement on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 is effective for the Company beginning in the fiscal third quarter of 2009. The Company is currently evaluating the impact the application of this FSP will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1). FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. FSP 141(R)-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date but requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R. This FSP will be adopted by the Company in its consolidated financial statements for the fiscal year beginning on November 1, 2009.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

We estimate that the total restructuring costs under this plan will be approximately $3.8 million, primarily severance and benefit costs, and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the six-month period ended April 30, 2009, we reported $0.6 million in cost of sales and $3.0 million in restructuring costs.

Restructuring costs:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Payments	Balance at end of Period
	(In millions)
Three-month period ended January 31, 2009	$—	$3.6	$—	$3.6
Three-month period ended April 30, 2009	$3.6	$—	$1.0	$2.6

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

Below is a summary of activity related to accrued acquisition costs for the six months ended April 30, 2009. Net additions include $0.8 million from a recent acquisition offset by a $1.9 million reduction to our accrued legal costs related to our acquisition of Ocular Sciences, Inc. based on a settlement agreement reached in our fiscal second quarter of 2009. This adjustment was included in the determination of net income as an increase for the three months ended April 30, 2009.

Description	Balance October 31, 2008	Net Additions	Payments	Balance April 30, 2009
	(In thousands)
Severance	$2,683	$—	$552	$2,131
Plant shutdown, legal and other	3,635	(1,054)	817	1,764

	$6,318	$(1,054)	$1,369	$3,895

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 3. Inventories

	April 30, 2009	October 31, 2008
	(In thousands)
Raw materials	$50,343	$45,377
Work-in-process	8,023	8,399
Finished goods	229,830	229,678

	$288,196	$283,454

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 4. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of November 1, 2007	$1,081,291	$208,293	$1,289,584
Net reductions during the year ended October 31, 2008	(409)	(542)	(951)
Translation	(36,820)	(114)	(36,934)

Balance as of October 31, 2008	1,044,062	207,637	1,251,699
Net additions during the six-month period ended April 30, 2009	288	(10)	278
Translation	(7,044)	32	(7,012)

Balance as of April 30, 2009	$1,037,306	$207,659	$1,244,965

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Other Intangible Assets

	As of April 30, 2009		As of October 31, 2008
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$2,907	$900	$2,907	$821
Technology	90,769	39,887	90,337	36,006
Shelf space and market share	87,866	26,576	87,177	22,909
Licenses, distribution rights and other	17,485	7,904	17,178	7,276

	199,027	$75,267	197,599	$67,012

Less accumulated amortization and translation	75,267		67,012

Other intangible assets, net	$123,760		$130,587

We estimate that amortization expense will be about $15.9 million per year in the five-year period ending October 31, 2013.

Note 5. Debt

	April 30, 2009	October 31, 2008
	(In thousands)
Short-term:
Overdraft and other credit facilities	$47,214	$43,013

Long-term:
Senior unsecured revolving line of credit	$499,000	$511,400
7.125% senior notes	339,000	350,000
Capital lease and other	10,379	381

	$848,379	$861,781

In December 2008, we purchased through the open market, in a privately negotiated transaction, $11.0 million in aggregate principal amount of our 7.125% Senior Notes at a discounted price of approximately $9.0 million plus accrued and unpaid interest. We wrote off about $0.2 million of unamortized costs related to the Senior Notes and recorded a gain on the repurchase in other income on our Consolidated Statements of Income. The Company paid the aggregate purchase price from borrowings under its $650 million revolving line of credit.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 6. Derivative Instruments and Fair Value Measurements

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

The Company recognizes that through the normal course of its business activities, the Company is exposed to foreign exchange risks. Our primary objective is to protect the USD value of future cash flows and minimize the volatility of reported earnings while strictly adhering to accounting principles generally accepted in the United States. To meet this objective, business exposures to foreign exchange risks must be identified, measured and minimized using the most effective and efficient methods to eliminate, reduce or transfer such exposures.

Exposures are reduced whenever possible by taking advantage of offsetting payable and receivable balances and netting revenues against expenses, also referred to as natural hedges. Management employs the use of foreign currency derivative instruments to manage a portion of the remaining foreign exchange risk. Foreign currency derivatives may be used to protect against exposures resulting from forecasted non-functional currency denominated revenues and expenses. Our risk management objectives and the strategies for achieving those objectives depend on the type of exposure being hedged.

The Company is also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit varies with the London Interbank Offered Rate. To mitigate this risk, we hedge portions of our variable rate debt by swapping those portions to fixed rates.

The Company only enters into derivative financial instruments with institutions that have an International Swap Dealers Association agreement in place. Our derivative financial instruments do not contain credit risk related contingent features or requirements to post collateral. On an ongoing basis, the Company monitors counterparty credit ratings. The Company considers our credit non-performance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cash Flow Hedging

The Company is exposed to the effects of foreign exchange movements. Our strategy is to minimize enterprise risk by locking in all or a portion of the anticipated cash flows that are linked to accounting exposures such as non-functional currency intercompany payables/receivables, through derivative instruments. To execute this strategy, we hedge the specific identified foreign exchange risk exposure, thereby locking in the rate at which these forecasted transactions will be recorded and ultimately reduce earnings volatility related to the enterprise risk.

SFAS 133 cash flow hedge accounting allows for the gains or losses on the change in fair value of the derivatives related to forecasted transactions to be recorded in Other Comprehensive Income (OCI) until the underlying forecasted transaction occurs. However, this accounting treatment is limited to hedging specific transactions that can be clearly defined and specifically create risk to functional currency cash flow.

All sales and expenses with unrelated third parties not denominated in USD subject the Company to economic risk. We typically designate and document qualifying foreign exchange forward contracts related to forecasted cost of sales, and certain intercompany sales and purchases associated with third party transactions, as cash flow hedges. To reduce foreign currency exposure related to forecasted foreign currency denominated sales and purchases of product, the Company entered into foreign currency forward contracts of approximately $250 million in the fiscal second quarter of 2009, none in the first quarter, $147 million in the fiscal fourth quarter of 2008, $307 million in the fiscal third quarter of 2008, and $16 million in the fiscal second quarter of 2008. These derivatives were accounted for as cash flow hedges under SFAS 133 and were expected to be effective through their maturities.

Typical currencies traded are those which represent the largest risk for the Company, including but not limited to the British pound sterling, euro, Japanese yen and Canadian dollar. Hedge amounts vary by currency but typically fall below $10.0 million per month per currency. Hedges for each currency mature monthly to correspond with the payment cycles of the hedged relationships. To maintain a layered hedged position, additional hedges are placed consistently throughout the year.

Each month during any given period, adjustments are made to the existing hedges by matching them with the actual cash flows that occurred in that month. Each hedge, therefore, will require that compensating trades be adjusted to match the actual flows of the underlying exposure.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

As of April 30, 2009, all outstanding cash flow hedging derivatives had maturities of less than 24 months. For such hedges, the effective portion of the contracts’ gains or losses resulting from changes in fair value of these hedges is initially reported as a component of accumulated OCI in stockholder’s equity until the underlying hedged item is reflected in our Consolidated Statements of Income, at which time the effective amount in OCI is reclassified to either net sales or cost of sales in our Consolidated Statements of Income. Over the next twelve months, we expect to reclassify losses of approximately $11.5 million to our Consolidated Statements of Income.

We record any ineffectiveness and any excluded components of the hedge immediately to other income or expense in our Consolidated Statements of Income. We calculate hedge effectiveness at a minimum each fiscal quarter. Monthly, we evaluate hedge effectiveness prospectively and retrospectively, excluding time value, using regression as well as other timing and probability criteria required by SFAS 133. In the event the underlying forecasted transaction does not occur within the designated hedge period, or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedges are reclassified at that time from OCI to other income or expense in our Consolidated Statements of Income.

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. As of April 30, 2009, all outstanding balance sheet hedging derivatives had maturities of less than 24 months. The change in fair value of these derivatives is recognized in other income or expense.

Monthly adjustments to the cash flow hedging program explained above require non-designated hedges to be placed when cash flow hedges are utilized faster or earlier than planned. This occurs regularly, and hedge amounts tend to be less than a few million dollars per affected relationship.

Other common exposures hedged are intercompany related borrowings between entities. Such obligations are generally short-term in nature, often outstanding for less than 90 days. These types of exposures are hedged monthly and are typically less than $10.0 million per hedge.

These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the non-functional currency assets and liabilities being hedged.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Interest Rate Swaps

On January 31, 2007, the Company refinanced its syndicated bank credit facility with a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% Senior Notes. As part of this new debt structure, the Company terminated an interest rate swap with a notional value of $125 million on January 30, 2007. This interest rate swap was set to mature on February 9, 2009, and the Company settled the interest rate swap and received $1.1 million from the counterparty. As a result of the termination of the interest rate swap, the Company realized a gain of approximately $1.0 million. The Company amortizes this gain from OCI to interest expense over the original life of the interest rate swap. During the fiscal first half of 2009, approximately $33 thousand of effective gains were amortized from OCI to interest expense related to the termination of the swap. Of which, $3 thousand of effective gains was amortized from OCI to interest expense in the fiscal second quarter of 2009. Effective amounts are amortized to interest expense as the related hedged expense is incurred.

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

On September 19, 2007, the Company entered into an additional floating-to-fixed interest rate swap with a notional value of $25 million and a maturity of September 21, 2009. This swap serves to fix $25 million of floating rate debt under the Revolver at a rate of 4.53%.

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

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. No material ineffectiveness was recognized on the eight outstanding interest rate swaps during the current fiscal year. As of April 30, 2009, the fair value of the eight outstanding swaps, approximately $15.2 million, was recorded as a liability, and the effective offset was recorded in OCI in our Consolidated Balance Sheet. We expect to reclassify $12.0 million from OCI to interest expense in our Consolidated Statements of Income over the next 12 months.

The fair value of derivative instruments in our Consolidated Balance Sheet as of April 30, 2009, was as follows:

	Fair Values of Derivative Instruments
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	Prepaid expense and other current assets	$—	Other current liabilities	$2.6
Interest rate contracts	Other assets	—	Accrued pension liability and other	12.6
Foreign exchange contracts	Prepaid expense and other current assets	13.2	Other current liabilities	12.1
Foreign exchange contracts	Other assets	2.1	Accrued pension liability and other	1.5

Total derivatives designated as hedging instruments under SFAS 133		$15.3		$28.8

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	Prepaid expense and other current assets	$3.7	Other current liabilities	$0.9
Foreign exchange contracts	Other assets	0.1	Accrued pension liability and other	—

Total derivatives not designated as hedging instruments under SFAS 133		$3.8		$0.9

Total derivatives		$19.1		$29.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Income

For the Six Months Ended April 30, 2009

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) 2009	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion) 2009	Location of Gain or (Loss) Recognized in Income on Derivative Ineffectiveness	Amount of Gain or (Loss) Recognized in Income Due to Ineffectiveness 2009	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing 2009
(In millions)
Interest rate contracts	$(10.4)	Interest expense	$(5.5)	Other income/ (expense)	$—	Other income/ (expense)	$—
Foreign exchange contracts	(12.5)	Net sales	$15.9	Other income/ (expense)	$(0.1)	Other income/ (expense)	$1.1
Foreign exchange contracts	—	Cost of sales	$(17.4)	Other income/ (expense)	$—	Other income/ (expense)	$—

Total	$(22.9)		$(7.0)		$(0.1)		$1.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative 2009
		(In millions)
Interest rate contracts	Interest income/(expense)	$—
Foreign exchange contracts	Foreign currency gain/(loss)	(1.5)

Total		$(1.5)

On November 1, 2008, the Company adopted the required portions of SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 applies to all assets and liabilities that are being measured and reported at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset’s or liability’s level is based on the lowest level of input that is significant to the fair value measurement. This Statement requires that assets and liabilities carried at fair value be valued and disclosed in one of the following three levels of the valuation hierarchy:

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

We use interest rate swaps to maintain our desired mix of fixed-rate and variable-rate debt. The swaps exchange fixed and variable rate payments without exchanging the notional principal amount of the debt. The Company has elected to use the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets, specifically euro dollar futures contracts up to three years, and inputs other than quoted prices that are observable for the asset or liability - specifically LIBOR cash and swap rates, credit risk at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements.

We use foreign exchange forward contracts to minimize, to the extent reasonable and practical, our exposure to the impact of changing foreign currency fluctuations. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability - specifically LIBOR cash rates, credit risk at commonly quoted intervals, foreign exchange spot rates and forward points. Mid-market pricing is used as a practical expedient for fair value measurements.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the fiscal first half of 2009, within the fair value hierarchy at April 30, 2009:

Level 2
(In thousands)
Assets:
Foreign exchange contracts	$19,070

Liabilities:
Interest rate swaps	$15,207
Foreign exchange contracts	14,531

$29,738

Note 7. Earnings Per Share

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net income	$24,649	$11,241	$48,522	$18,118
Add interest charge applicable to convertible debt, net of tax	—	523	—	1,046

Income for calculating diluted earnings per common share	$24,649	$11,764	$48,522	$19,164

Basic:
Weighted average common shares	45,170	44,989	45,155	44,965

Basic earnings per common share	$0.55	$0.25	$1.07	$0.40

Diluted:
Weighted average common shares	45,170	44,989	45,155	44,965
Effect of dilutive stock options	353	161	49	204
Shares applicable to convertible debt	—	2,590	—	2,590

Diluted weighted average common shares	45,523	47,740	45,204	47,759

Diluted earnings per common share	$0.54	$0.25	$1.07	$0.40

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The following table sets forth stock options to purchase Cooper’s common stock, restricted stock units and common shares applicable to convertible debt that are not included in the diluted net income per share calculation because to do so would be antidilutive for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(In thousands, except exercise prices)
Numbers of stock option shares excluded	4,514	4,228	4,579	4,058

Range of exercise prices	$24.40-$80.51	$35.69-$80.51	$22.08-$80.51	$37.90-$80.51

Number of restricted stock units excluded	330	264	330	264

Note 8. Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(In millions)
Selling, general and administrative expense	$4.0	$1.8	$7.0	$7.0
Cost of sales	0.2	0.4	0.6	0.8
Research and development expense	0.2	0.2	0.4	(0.2)
Capitalized in inventory	0.2	0.4	0.6	0.8

Total compensation expense	$4.6	$2.8	$8.6	$8.4

Related income tax benefit	$1.6	$0.6	$2.8	$2.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 9. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2009 was 19.3%. GAAP requires that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provision for income taxes for the six-month period ended April 30, 2008, was 28.8%. The decrease in the 2009 ETR reflects the shift in the geographic mix of income during the period.

The Company adopted the provisions of FIN 48 on November 1, 2007. Under FIN 48, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As a result, in fiscal 2008, the Company reduced its net liability for unrecognized tax benefits by $5.3 million, which was accounted for as an increase to retained earnings. As of November 1, 2008, the Company had total gross unrecognized tax benefits of $19.4 million. If recognized, $16.7 million of unrecognized tax benefits would impact the Company’s effective tax rate. For the six-month period ended April 30, 2009, there were no material changes to the total amount of unrecognized tax benefits. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of our adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.

Interest and penalties of $2.1 million have been reflected as a component of the total liability as of November 1, 2008. It is the Company’s policy to recognize as additional income tax expense, the items of interest and penalties directly related to income taxes.

Included in the balance of unrecognized tax benefits at November 1, 2008, is $2 million to $3.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and is comprised of transfer pricing and other items.

As of April 30, 2009, the tax years for which the Company remains subject to U.S. Federal income tax assessment upon examination are 2005 through 2007. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France, Germany and Australia for the tax years 2004 through 2007.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

In October 2007, we adopted the funded status provision of SFAS No. 158, which requires that we recognize the overfunded or underfunded status of our defined benefit postretirement plan as an asset or liability on our October 31, 2007, Consolidated Balance Sheet. Subsequent changes in the funded status are recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires that for fiscal years ending after December 15, 2008, our assumptions used to measure our annual pension expenses be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. For fiscal years ending October 31, 2008 and prior, the Company’s defined benefit postretirement plan used an August 31 measurement date, and all plan assets and obligations were generally reported as of that date.

Cooper’s results of operations for the three and six months ended April 30, 2009 and 2008 reflect the following pension costs.

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(In thousands)
Components of net periodic pension cost:
Service cost	$766	$750	$1,532	$1,501
Interest cost	586	509	1,172	1,018
Expected returns on assets	(577)	(593)	(1,154)	(1,187)
Amortization of prior service cost	8	8	15	15
Amortization of transition obligation	6	6	13	13
Recognized net actuarial loss	9	—	18	—

Net periodic pension cost	$798	$680	$1,596	$1,360

The Company contributed to the pension plan $0.9 million and $1.4 million for the three and six months ended April 30, 2009, respectively, and expects to contribute an additional $3.7 million in fiscal 2009. No pension contributions were made during the first half of 2008.

Note 11. Cash Dividends

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court dismissed all claims against Mr. Fruth. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. On April 8, 2008, the Court granted a motion by Mr. Neil for judgment on the pleadings as to him. A February 17, 2010, trial date has been set and discovery has commenced. On January 6, 2009, the Court granted plaintiffs’ motion for class certification. The certified class consists of those persons who purchased or otherwise acquired Cooper common stock between July 28, 2004 and November 21, 2005. The Company intends to defend this matter vigorously.

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

Note 13. Financial Information for Guarantor and Non-Guarantor Subsidiaries

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes due 2015 (Senior Notes), of which $339 million are outstanding at April 30, 2009. The Senior Notes are guaranteed by certain of our direct and indirect subsidiaries. The Senior Notes represent our general unsecured obligations; senior in right of payment to all of our existing and any future subordinated indebtedness; pari passu in right of payment with all of our existing and any future unsecured indebtedness that is not by its terms expressly subordinated to the Senior Notes; effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness; unconditionally guaranteed by all of our existing and future domestic subsidiaries, other than any excluded domestic subsidiaries; and structurally subordinated to indebtedness of our subsidiaries that are not subsidiary guarantors.

Presented below are the Consolidating Condensed Statements of Operations for the three and six months ended April 30, 2009 and 2008, the Consolidating Condensed Balance Sheets as of April 30, 2009 and October 31, 2008 and the Consolidating Condensed Statements of Cash Flows for the six months ended April 30, 2009 and 2008 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended April 30, 2009
Net sales	$—	$129,879	$173,926	$(43,211)	$260,594
Cost of sales	—	59,665	98,410	(46,538)	111,537

Gross profit	—	70,214	75,516	3,327	149,057
Operating expenses	5,214	45,989	56,647	—	107,850

Operating income (loss)	(5,214)	24,225	18,869	3,327	41,207
Interest expense	10,527	—	303	—	10,830
Other income (expense), net	7,513	(4,427)	(2,826)	—	260

Income (loss) before income taxes	(8,228)	19,798	15,740	3,327	30,637
Provision for (benefit from) income taxes	(5,191)	8,146	3,033	—	5,988

Net income (loss)	$(3,037)	$11,652	$12,707	$3,327	$24,649

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Six Months Ended April 30, 2009
Net sales	$—	$247,855	$326,561	$(62,680)	$511,736
Cost of sales	—	112,622	171,638	(63,715)	220,545

Gross profit	—	135,233	154,923	1,035	291,191
Operating expenses	13,384	90,239	113,580	—	217,203

Operating income (loss)	(13,384)	44,994	41,343	1,035	73,988
Interest expense	21,748	—	539	—	22,287
Other income (expense), net	17,604	(9,623)	423	—	8,404

Income (loss) before income taxes	(17,528)	35,371	41,227	1,035	60,105
Provision for (benefit from) income taxes	(9,697)	14,823	6,457	—	11,583

Net income (loss)	$(7,831)	$20,548	$34,770	$1,035	$48,522

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended April 30, 2008
Net sales	$—	$122,668	$178,748	$(42,168)	$259,248
Cost of sales	—	51,621	97,019	(39,400)	109,240

Gross profit	—	71,047	81,729	(2,768)	150,008
Operating expenses	5,847	51,086	64,759	(150)	121,542

Operating income (loss)	(5,847)	19,961	16,970	(2,618)	28,466
Interest expense	11,685	—	385	—	12,070
Other (expense) income, net	6,465	(3,398)	(3,519)	2	(450)

Income (loss) before income taxes	(11,067)	16,563	13,066	(2,616)	15,946
Provision for (benefit from) income taxes	(5,252)	7,460	2,497	—	4,705

Net income (loss)	$(5,815)	$9,103	$10,569	$(2,616)	$11,241

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Six Months Ended April 30, 2008
Net sales	$—	$238,406	$336,667	$(73,053)	$502,020
Cost of sales	—	106,183	164,822	(61,875)	209,130

Gross profit	—	132,223	171,845	(11,178)	292,890
Operating expenses	15,155	99,475	130,129	(286)	244,473

Operating income (loss)	(15,155)	32,748	41,716	(10,892)	48,417
Interest expense	22,427	—	749	—	23,176
Other income (expense), net	11,870	(5,601)	(6,076)	(1)	192

Income (loss) before income taxes	(25,712)	27,147	34,891	(10,893)	25,433
Provision for (benefit from) income taxes	(13,866)	14,061	7,120	—	7,315

Net income (loss)	$(11,846)	$13,086	$27,771	$(10,893)	$18,118

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
April 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$882	$358	$3,232	$—	$4,472
Trade receivables, net	—	64,714	91,695	—	156,409
Inventories	—	151,190	183,452	(46,446)	288,196
Deferred tax asset	941	20,791	3,908	—	25,640
Other current assets	2,721	5,650	41,700	(256)	49,815

Total current assets	4,544	242,703	323,987	(46,702)	524,532

Property, plant and equipment, net	1,525	97,498	489,367	—	588,390
Goodwill	116	669,125	575,724	—	1,244,965
Other intangibles, net	—	73,516	50,244	—	123,760
Deferred tax asset	59,731	(35,473)	2,184	—	26,442
Other assets	1,683,356	18,917	12,637	(1,676,668)	38,242

	$1,749,272	$1,066,286	$1,454,143	$(1,723,370)	$2,546,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$907	$46,307	$—	$47,214
Other current liabilities	15,681	41,742	107,403	—	164,826

Total current liabilities	15,681	42,649	153,710	—	212,040

Long-term debt	838,000	—	10,379	—	848,379
Deferred tax liability	—	—	12,974	—	12,974
Intercompany and other liabilities	(62,219)	(147,024)	253,620	—	44,377

Total liabilities	791,462	(104,375)	430,683	—	1,117,770

Stockholders’ equity	957,810	1,170,661	1,023,460	(1,723,370)	1,428,561

	$1,749,272	$1,066,286	$1,454,143	$(1,723,370)	$2,546,331

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Six Months Ended April 30, 2009
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(9,027)	$37,396	$40,370	$—	$68,739

Cash flows from investing activities:
Purchase of property, plant and equipment	(3)	(10,751)	(43,307)	—	(54,061)
Acquisitions of businesses, net of cash acquired	(435)	(813)	(2,457)	—	(3,705)
Intercompany (investments in subsidiaries)	33,644	—	—	(33,644)	—

Net cash (used in) provided by investing activities	33,206	(11,564)	(45,764)	(33,644)	(57,766)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	(707)	(775)	5,685	—	4,203
Intercompany proceeds (repayments)	—	(23,853)	(9,791)	33,644	—
Net proceeds (repayments) of long-term debt	(21,360)	—	9,998	—	(11,362)
Dividends on common stock	(1,355)	—	—	—	(1,355)
Excess tax benefit from share-based compensation arrangements	135	—	—	—	135
Proceeds from exercise of stock options	(30)	—	—	—	(30)

Net cash provided by (used in) financing activities	(23,317)	(24,628)	5,892	33,644	(8,409)

Effect of exchange rate changes on cash and cash equivalents	—	—	(36)	—	(36)

Net increase in cash and cash equivalents	862	1,204	462	—	2,528
Cash and cash equivalents at the beginning of the period	20	(846)	2,770	—	1,944

Cash and cash equivalents at the end of the period	$882	$358	$3,232	$—	$4,472

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Six Months Ended April 30, 2008
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(39,229)	$(16,428)	$67,149	$—	$11,492

Cash flows from investing activities:
Purchase of property, plant and equipment	(18)	(11,525)	(65,331)	—	(76,874)
Acquisitions of businesses, net of cash acquired	(97)	(1,398)	(1,567)	—	(3,062)
Intercompany (investment in subsidiaries)	(35,090)	—	(1)	35,091	—

Net cash (used in) provided by investing activities	(35,205)	(12,923)	(66,899)	35,091	(79,936)

Cash flows from financing activities:
Net (repayments) proceeds of short-term debt	—	(235)	(7,025)	—	(7,260)
Intercompany proceeds (repayments)	—	28,849	6,242	(35,091)	—
Net proceeds from long-term debt	71,600	—	—	—	71,600
Dividends on common stock	(1,349)	—	—	—	(1,349)
Excess tax benefit from share-based compensation arrangements	1,758	—	—	—	1,758
Proceeds from exercise of stock options	2,372	—	—	—	2,372

Net cash provided by (used in) financing activities	74,381	28,614	(783)	(35,091)	67,121
Effect of exchange rate changes on cash and cash equivalents	—	—	8	—	8

Net decrease in cash and cash equivalents	(53)	(737)	(525)	—	(1,315)
Cash and cash equivalents at the beginning of the period	83	489	2,654	—	3,226

Cash and cash equivalents at the end of the period	$30	$(248)	$2,129	$—	$1,911

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

Segment information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(In thousands)
Net sales to external customers:
CooperVision net sales:
Spherical soft lens	$129,552	$133,258	$253,434	$252,323
Toric soft lens	65,393	73,359	127,997	143,837
Multifocal soft lens	14,601	13,724	28,534	26,451
Other eye care products and other	8,272	(2,523)	19,061	(1,505)

Total CooperVision net sales	217,818	217,818	429,026	421,106
CooperSurgical net sales	42,776	41,430	82,710	80,914

Total net sales to external customers	$260,594	$259,248	$511,736	$502,020

Operating income (loss):
CVI	$35,348	$26,319	$66,989	$49,047
CSI	11,073	7,994	20,383	14,525
Corporate	(5,214)	(5,847)	(13,384)	(15,155)

Total operating income	41,207	28,466	73,988	48,417
Interest expense	10,830	12,070	22,287	23,176
Other income (expense), net	260	(450)	8,404	192

Income before income taxes	$30,637	$15,946	$60,105	$25,433

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

	April 30, 2009	October 31, 2008
	(In thousands)
Identifiable assets:
CVI	$2,170,704	$2,214,609
CSI	314,115	312,145
Headquarters	61,512	60,862

Total	$2,546,331	$2,587,616

Geographic information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(In thousands)
Net sales to external customers by country of domicile:
United States	$128,995	$123,594	$245,257	$237,177
Europe	80,958	84,170	162,874	164,322
Rest of world	50,641	51,484	103,605	100,521

Total	$260,594	$259,248	$511,736	$502,020

	April 30, 2009	October 31, 2008
	(In thousands)
Long-lived assets by country of domicile:
United States	$383,508	$375,642
Europe	197,744	219,783
Rest of world	7,138	7,229

Total	$588,390	$602,654

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

•	The impact of acquisitions or divestitures on revenues, earnings and margins.

•	Interest rate and foreign currency exchange rate fluctuations.

•	Changes in U.S. and foreign government regulation of the retail optical industry and of the healthcare industry generally.

•	The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including goodwill.

•	Dilution to earnings per share from acquisitions or issuing stock.

•	Changes in tax laws or their interpretation and changes in effective tax rates, including changes that result from shifts in the Company’s geographic profit mix.

•	Changes in the Company’s expected utilization of recognized net operating loss carryforwards.

•	Changes in accounting principles or estimates.

•

Delays related to implementation or disruptions of information technology systems covering the Company’s businesses, or other events which could result in management having to report a material weakness in the effectiveness of the Company’s internal control over financial reporting in its Quarterly Report on Form 10-Q and Annual Report on Form 10-K filings.

•	Environmental risks, including significant environmental cleanup costs.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

In this section we discuss the results of our operations for the fiscal second quarter of 2009 and compare them with the same period of fiscal 2008. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Second Quarter Highlights

•	Net sales of $260.6 million, up 1%, 4% in constant currency.

•	Gross margin 57% of revenue down from 58%.

•	Operating income up 45% to $41.2 million.

•	Diluted earnings per share of 54 cents, up from 25 cents per share.

Six-Month Highlights

•	Net sales of $511.7 million, up 2%, 4% in constant currency.

•	Gross margin 57% of revenue down from 58%.

•	Operating income up 53% to $74.0 million.

•	Diluted earnings per share of $1.07, up from 40 cents per share.

Outlook

We believe that CVI will continue to compete successfully in the worldwide contact lens market with its disposable spherical, toric and multifocal contact lenses offered in a variety of materials including using phosphorylcholine (PC) Technology™ and silicone hydrogel Aquaform™ technology. We believe that market demographics are favorable with the reported incidence of myopia continuing to increase worldwide and with the teenage population in the United States, the age when most contact lens wear begins, projected to grow over the next two decades. CVI expects greater market penetration in Europe and Asia as we roll out new products and expand our presence in those regions.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. The Company launched Biofinity® sphere in 2007 and Avaira® sphere in 2008, both silicone hydrogel contact lens products. While initial customer reaction for these products has been favorable, our future growth may be limited by our late entry into the silicone hydrogel market. In addition to spheres, competitive silicone hydrogel toric products are making substantial gains in market share and represent a risk to our toric business. We launched a monthly silicone hydrogel toric lens, under the Biofinity label, in the first calendar quarter of 2009 and plan to launch a two-week silicone hydrogel toric, under the Avaira label, in fiscal year 2010 that will allow us to compete in this market shift to silicone hydrogel torics. Our ability to succeed with silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

We launched Proclear® 1 Day in Japan in the first calendar quarter of 2009. We are also in the process of developing a number of new contact lens products to enhance CVI’s broad and competitive worldwide product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology materials and new lens designs, including toric and multifocal lenses.

As to the Company overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. Recent events affecting the economy as a whole, including the uncertainty and instability of the United States and international credit markets and ongoing recessionary pressures in the United States and globally, continue to represent a risk to our forecasted performance for fiscal year 2009 and beyond.

Regarding capital resources, we believe that cash and cash equivalents on hand of $4.5 million plus cash from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and small acquisitions.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended April 30,			Percent of Sales Six Months Ended April 30,
	2009	2008	% Change	2009	2008	% Change
Net sales	100%	100%	1%	100%	100%	2%
Cost of sales	43%	42%	2%	43%	42%	5%

Gross profit	57%	58%	(1%)	57%	58%	(1%)
Selling, general and administrative expense	36%	41%	(13%)	37%	43%	(13%)
Research and development expense	3%	4%	10%	3%	3%	—%
Restructuring costs	—%	—%	—%	1%	—%	119%
Amortization of intangibles	2%	2%	(7%)	2%	2%	(2%)

Operating income	16%	11%	45%	14%	10%	53%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Net Sales

Cooper’s two business units, CVI and CSI generate all of its sales.

•	CVI develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision care market.

•	CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $1.4 million or 1% and $9.7 million or 2% in the three and six months ended April 30, 2009:

	Three Months Ended April 30,			Six Months Ended April 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)
CVI	$217.8	$217.8	—%	$429.0	$421.1	2%
CSI	42.8	41.4	3%	82.7	80.9	2%

	$260.6	$259.2	1%	$511.7	$502.0	2%

CVI Net Sales

Practitioner and patient preferences in the worldwide contact lens market continue to change. The major shifts are from:

•

Commodity spherical lenses to value-added spherical lenses such as continuous wear lenses and lenses to alleviate dry eye symptoms as well as lenses with aspherical optical properties or higher oxygen permeable lenses such as silicone hydrogels.

•	Commodity lenses to toric and multifocal.

•

Conventional lenses replaced annually to disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

These shifts generally favor CVI’s product lines of toric and multifocal lenses, PC Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses. CVI’s silicone hydrogel spherical lens products, Biofinity and Avaira are marketed in the United States, Europe and Asia Pacific, excluding Japan. However, it is important that CVI develop a full range of toric and multifocal silicone hydrogel products due to increased pressure from the launch of silicone hydrogel toric products by its major competitors. CVI launched Biofinity toric, a silicone hydrogel toric lens in the first calendar quarter of 2009. CVI also plans to launch a second silicone hydrogel toric lens, Avaira toric, in fiscal year 2010.

Contact lens revenue includes sales of conventional, disposable, long-term extended wear lenses and single-use lenses, some of which are aspherically designed, and toric, multifocal and cosmetic lenses.

•	Proclear aspheric, toric and multifocal lenses, manufactured using proprietary phosphorylcholine (PC) Technology, help enhance tissue/device compatibility and offer improved lens comfort.

•

Aspheric lenses correct for near- and farsightedness and have additional optical properties that help improve visual acuity in low light conditions and can correct low levels of astigmatism and low levels of presbyopia, an age-related vision defect.

•	Toric lenses correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Multifocal lens designs correct presbyopia.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

CVI Net Sales by Market

	Three Months Ended April 30,			Six Months Ended April 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)
Americas	$97.8	$95.2	3%	$183.9	$181.9	1%
Europe	81.5	84.4	(4%)	163.8	164.9	(1%)
Asia Pacific	38.5	38.2	1%	81.3	74.3	9%

	$217.8	$217.8	—%	$429.0	$421.1	2%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CVI’s worldwide net sales were flat in the three-month period and grew 2% in the six-month period, with 4% growth in constant currency for both periods. Americas net sales grew 3% and 1% in the three- and six-months periods, 4% and 3% in constant currency, primarily due to market gains of CVI’s silicone hydrogel lenses, Biofinity and Avaira, PC Technology lenses and single-use lenses. Europe net sales declined 4% and 1% in the three- and six-month periods, but grew 4% and 5% in constant currency, driven by increases in sales of Biofinity and Proclear 1 Day lenses. Net sales to the Asia Pacific region grew 1% and 9% in the three- and six-month periods, 5% and 7% in constant currency, primarily due to significant sales growth of single-use and other disposable sphere products, disposable toric products and Biofinity lenses.

Net sales growth includes increases in single-use spheres up 11%, at $43.9 million, all disposable spheres down 2% and total spheres down 3%. Silicone hydrogel spheres had sales of $23.3 million primarily in Europe and the United States. Single-use torics grew 69% to $2.7 million but total toric sales declined 11% due primarily to a continuing trend in the market toward silicone hydrogel toric lenses. Disposable multifocal sales grew 8% to $14.4 million. Older conventional lens products declined 19%, and cosmetic lenses declined 8%. Proclear products continued global market share gains as Proclear toric sales increased 4% to $18.3 million, Proclear 1 Day spheres increased 53% to $10.7 million and Proclear multifocal lenses, including Biomedics XC, increased 15% to $12.2 million.

CVI’s net sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move toward more frequent replacement. While unit growth and product mix have influenced CVI’s net sales growth, average realized prices by product have not materially influenced net sales growth.

CSI Net Sales

CSI’s net sales increased 3% and 2% in the three- and six-month periods to $42.8 million and $82.7 million, respectively. Sales of products marketed directly to hospitals grew 18% and now represent 34% of CSI’s net sales. Women’s healthcare products used primarily by obstetricians and gynecologists generate 96% of CSI’s net sales. The balance are sales of medical devices outside of women’s healthcare, which CSI does not actively market. While unit growth and product mix have influenced net sales growth, average realized prices by product have not materially influenced net sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Cost of Sales/Gross Profit

Gross profit as a percentage of net sales (margin) was:

	Margin Three Months Ended April 30,		Margin Six Months Ended April 30,
	2009	2008	2009	2008
CVI	56%	58%	56%	58%
CSI	61%	59%	61%	59%
Consolidated	57%	58%	57%	58%

CVI’s margin was 56% for both the three- and six-month periods of fiscal 2009 compared with 58% for the same periods last year. The decline resulted from changing product mix and accelerated depreciation for manufacturing equipment associated with equipment upgrades offset by improvements in manufacturing efficiencies. The changing product mix included a shift to lower margin sphere products, including single-use spheres that represented 21% of lens sales in the current period compared to 18% in the second quarter of 2008.

CSI’s margin was 61% for the three- and six-month periods of fiscal 2009 compared with 59% for the same periods last year. The increase is a result of manufacturing efficiencies and a changing product mix including higher margin products marketed directly to hospitals that represent 34% of net sales in the current period compared to 29% in the same period of 2008.

Selling, General and Administrative Expense (SGA)

	Three Months Ended April 30,					Six Months Ended April 30,
	2009	% Net Sales	2008	% Net Sales	% Change	2009	% Net Sales	2008	% Net Sales	% Change
	($ in millions)
CVI	$75.3	35%	$87.5	40%	(14%)	$149.0	35%	$173.7	41%	(14%)
CSI	13.2	31%	14.2	34%	(7%)	26.3	32%	28.6	35%	(8%)
Headquarters	5.2	—	5.8	—	(11%)	13.4	—	15.1	—	(12%)

	$93.7	36%	$107.5	41%	(13%)	$188.7	37%	$217.4	43%	(13%)

In the fiscal second quarter of 2009, consolidated SGA decreased by 13% and as a percentage of net sales, decreased to 36% from 41% in the second quarter of 2008 and decreased to 37% from 43% for the six-month period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CVI’s SGA decreased 14% in the fiscal second quarter, primarily due to increased efficiencies as a result of the rationalization of distribution centers completed in fiscal 2008 and decreased marketing expenses from the prior year that included several new product launches. SGA costs also decreased as a result of the Critical Activity restructuring plan, discussed below, initiated in the fiscal first quarter of 2009. SGA as a percentage of net sales decreased to 35% in the period from 40% in 2008.

CSI’s SGA decreased 7% at 31% of net sales and 8% at 32% of net sales in the three- and six-month periods of fiscal 2009, respectively, from 34% of net sales and 35% of net sales in the same periods last year. Marketing, distribution and other general and administration costs decreased primarily due to improved efficiencies from a recent acquisition and decreased legal and stock-based compensation expenses.

Corporate headquarters’ expenses decreased 11% to $5.2 million and 12% to $13.4 million in the three- and six-month period of fiscal 2009, primarily due to the $1.9 million reduction of accrued legal costs related to our acquisition of Ocular Sciences, Inc. based on a settlement agreement reached in our fiscal second quarter of 2009.

Research and Development Expense

In the fiscal second quarter of 2009, CVI recorded a $3.0 million in-process research and development charge related to the acquisition of certain distribution rights. During the three- and six-month periods ended April 30, 2009, excluding the charge, CVI’s research and development expenditures were 3% of net sales at $6.1 million, down 24% and $12.3 million, down 16% over the same periods of fiscal 2008. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

CSI’s research and development expenditures were 2% of net sales for the three- and six-month periods, at $1.0 million and $2.0 million, respectively, compared to 3% of net sales in both periods of fiscal 2008. CSI’s research and development activities include the upgrade and redesign of many CSI in-vitro fertilization, incontinence and assisted reproductive technology products and other obstetrical and gynecological product development activities.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

We estimate that the total restructuring costs under this plan will be approximately $3.8 million, primarily severance and benefit costs, and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the six-month period ended April 30, 2009, we reported $0.6 million in cost of sales and $3.0 million in restructuring costs and the total accrued restructuring liability as of April 30, 2009, was $2.6 million.

Operating Income

Operating income increased by $12.7 million or 45% and $25.6 or 53% in the three- and six-month periods, respectively:

	Three Months Ended April 30,					Six Months Ended April 30,
	2009	% Net Sales	2008	% Net Sales	% Change	2009	% Net Sales	2008	% Net Sales	% Change
	($ in millions)
CVI	$35.3	16%	$26.3	12%	34%	$67.0	16%	$49.0	12%	37%
CSI	11.1	26%	8.0	19%	39%	20.4	25%	14.5	18%	40%
Headquarters	(5.2)	—	(5.8)	—	11%	(13.4)	—	(15.1)	—	12%

	$41.2	16%	$28.5	11%	45%	$74.0	14%	$48.4	10%	53%

Interest Expense

Interest expense in the fiscal second quarter decreased by $1.2 million or 10% to 4% of net sales from 5% in the prior year, primarily reflecting a decrease in our long-term borrowings used for capital expenditures and lower interest rates.

Other Income (Expense), Net

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(In millions)
Interest income	$—	$0.1	$—	$0.2
Gain on extinguishment of debt	—	—	1.8	—
Foreign exchange gain (loss)	0.3	(0.4)	6.8	0.4
Other	—	(0.2)	(0.2)	(0.4)

	$0.3	$(0.5)	$8.4	$0.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

In December 2008, we purchased through the open market, in a privately negotiated transaction, $11.0 million in aggregate principal amount of our 7.125% Senior Notes at a discounted price of approximately $9.0 million plus accrued and unpaid interest. We also wrote off about $0.2 million of unamortized costs related to the Senior Notes and recorded a gain on the repurchase in other income on our Consolidated Statements of Income. The Company paid the aggregate purchase price from borrowings under its $650 million revolving line of credit.

In the fiscal first quarter of 2009, we recognized a foreign exchange net gain of $6.5 million, primarily due to the U.S. dollar strengthening against other currencies and an initiative we completed in the first quarter related to intercompany transactions.

Provision for Income Taxes

We recorded tax expense of $11.6 million in the fiscal first half of 2009 compared to $7.3 million in the fiscal first half of 2008. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2009 was 19.3%. GAAP requires that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provision for income taxes for the six-month period ended April 30, 2008, was 28.8%.

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(In millions)
Selling, general and administrative expenses	$4.0	$1.8	$7.0	$7.0
Cost of sales	0.2	0.4	0.6	0.8
Research and development expense	0.2	0.2	0.4	(0.2)
Capitalized in inventory	0.2	0.4	0.6	0.8

Total compensation expense	$4.6	$2.8	$8.6	$8.4

Related income tax benefit	$1.6	$0.6	$2.8	$2.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

Second Quarter Highlights

•	Operating cash flow $43.8 million vs. $17.1 million in the fiscal second quarter of 2008.

•	Expenditures for purchases of property, plant and equipment (PP&E) $20.0 million vs. $34.1 million in last year’s second quarter.

Six-Month Highlights

•	Operating cash flow $68.7 million vs. $11.5 million in the fiscal first half of 2008.

•	Expenditures for purchases of PP&E $54.1 million vs. $76.9 million last year.

•	Cash payments for acquisitions totaled $3.7 million vs. $3.0 million last year.

Comparative Statistics

	April 30, 2009	October 31, 2008
	($ in millions)
Cash and cash equivalents	$4.5	$1.9
Total assets	$2,546.3	$2,587.6
Working capital	$312.5	$270.6
Total debt	$895.6	$904.8
Stockholders’ equity	$1,428.6	$1,417.1
Ratio of debt to equity	0.63:1	0.64:1
Debt as a percentage of total capitalization	39%	39%
Operating cash flow - twelve months ended	$153.8	$96.5

Working Capital

The increase in working capital in the fiscal first half of 2009 was primarily due to a decrease in accounts payable and the building of inventories to support new product launches. Increases in our long-term borrowings also contribute to the increase. The increase in working capital was partially offset by cash used to pay for capital equipment, an increase in our short-term borrowings and an increase in income taxes payable.

Operating Cash Flow

Cash flow provided by operating activities totaled $68.7 million in the fiscal first half of 2009 and $153.8 million over the twelve-month period ended April 30, 2009. Operating cash flow increased primarily due to higher net income, the improved collection of trade receivables and timing of income tax payments, as we have utilized cash to build inventory in support of new product launches, including lenses for use in marketing programs, to pay income taxes and to reduce accounts payable, net of accounts payable related to capital expenditures.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

At the end of the fiscal first half of 2009, Cooper’s inventory months on hand (MOH) decreased to 7.8 from 8.0 in last year’s first half and 8.1 at October 31, 2008. Our days sales outstanding (DSO) decreased to 54 days from 59 days in last year’s first half. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flow

The cash outflow of $57.8 million from investing activities was for capital expenditures of $54.1 million primarily to improve manufacturing efficiency and payments of $3.7 million related to acquisitions.

Financing Cash Flow

The cash outflow of $8.4 million from financing activities was driven by net repayments of long-term debt of $11.3 million and dividends paid on our common stock of $1.3 million partially offset by net proceeds from short-term debt of $4.2 million.

Risk Management

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit varies with the London Interbank Offered Rate. Our significant increase in debt following the acquisition of Ocular Sciences, Inc. has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through May 2011.

On January 31, 2007, Cooper entered into a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% of Senior Notes due 2015, of which $339 million are outstanding. KeyBank led the Revolver refinancing, and the Revolver matures on January 31, 2012.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

For additional detail on debt and derivative instruments, please refer to Part I, Item 1. Notes 5 and 6 of the consolidated condensed financial statement in this Quarterly Report on Form 10-Q; and Part I, Item 1A. Risk Factors and Part II, Item 8. Note 1 and Note 7 to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Outlook - Global Market and Economic Conditions

In the United States and globally, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower economic growth into the first half of 2009. For our fiscal first half ended April 30, 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, bank failures and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. and the global economy. These conditions, combined with declining business and consumer confidence and increased unemployment, have contributed to substantial declines in capital markets and consumer confidence.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in potential adverse effects on our financial condition and results of operations. These conditions may also affect the markets for our products as consumers may curtail buying habits.

We believe that cash and cash equivalents on hand of $4.5 million plus cash generated by operating activities and borrowing capacity under our existing credit facilities will fund future operations, capital expenditures, cash dividends and small acquisitions. Over the past two fiscal years, the Company has made a significant investment in manufacturing capacity to support our silicone hydrogel and daily disposable contract lens product lines. We now have sufficient manufacturing capacity in production and reserve to satisfy our current demand projections for these products. Therefore, we plan to reduce overall capital expenditures related to manufacturing. Management believes that our projected outlook on sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months. At April 30, 2009, we had $150.8 million available under our $650 million syndicated bank credit facility.

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

During the fiscal first half of 2009, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, for a more complete discussion of our estimates and critical accounting policies.

New Accounting Pronouncements

On February 1, 2009, the Company adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), with no material impact to the consolidated condensed financial statements. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), with the intent of providing users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures above fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. See Note 6 for disclosures of the Company’s derivative instruments.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

In April 2009, the Financial Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for the Company beginning in the fiscal third quarter of 2009. The Company does not expect a significant impact from the adoption of this statement on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 is effective for the Company beginning in the fiscal third quarter of 2009. The Company is currently evaluating the impact the application of this FSP will have on its consolidated financial statements

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1). FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. FSP 141(R)-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date but requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R. This FSP will be adopted by the Company in its consolidated financial statements for the fiscal year beginning on November 1, 2009.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Concluded

Trademarks

Avaira, Biofinity, Biomedics and Proclear are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. Aquaform and PC Technology are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2009, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of April 30, 2009, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court dismissed all claims against Mr. Fruth. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. On April 8, 2008, the Court granted a motion by Mr. Neil for judgment on the pleadings as to him. A February 17, 2010, trial date has been set and discovery has commenced. On January 6, 2009, the Court granted plaintiffs’ motion for class certification. The certified class consists of those persons who purchased or otherwise acquired Cooper common stock between July 28, 2004 and November 21, 2005. The Company intends to defend this matter vigorously.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

The 2009 Annual Meeting of Stockholders was held on March 18, 2009.

Each of the nine individuals nominated to serve as directors of the Company was elected:

Director	Votes For	Votes Withheld
A. Thomas Bender	31,155,409	11,676,442
Michael H. Kalkstein	31,221,996	11,609,855
Jody S. Lindell	31,224,662	11,607,189
Moses Marx	24,193,970	18,637,881
Donald Press	31,219,101	11,612,750
Steven Rosenberg	31,228,370	11,603,481
Allan E. Rubenstein, M.D.	25,583,256	17,248,595
Robert S. Weiss	31,228,017	11,603,834
Stanley Zinberg, M.D.	24,881,261	17,950,590

Stockholders ratified the appointment of KPMG LLP as Cooper’s independent registered public accounting firm for the fiscal year ending October 31, 2009. A total of 42,448,636 shares were voted in favor of the ratification, 359,456 shares were voted against it and 23,760 shares abstained.

Stockholders approved the amendment and restatement of the Amended 2007 Long-Term Incentive Plan. A total of 31,773,639 shares were voted in favor of the adoption, 8,479,286 shares were voted against it and 31,842 shares abstained.

Stockholders also approved the amendment and restatement of the Amended 2006 Long-Term Incentive Plan for Non-Employee Directors. A total of 37,095,937 shares were voted in favor of the adoption, 3,158,733 shares were voted against it and 30,097 shares abstained.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Form of Long-Term Performance Share Award Agreement pursuant to The Cooper Companies, Inc. Amended 2007 Long-Term Incentive Plan as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009.

10.2	Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.

10.3	Amended and Restated 2006 Long-Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7, “Earnings per Share,” to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 5, 2009	/s/ Rodney E. Folden
Rodney E. Folden Vice President and Corporate Controller (Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.

10.1	Form of Long-Term Performance Share Award Agreement pursuant to The Cooper Companies, Inc. Amended 2007 Long-Term Incentive Plan as incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009.

10.2	Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.

10.3	Amended and Restated 2006 Long-Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7, “Earnings per Share,” to the Consolidated Condensed Financial Statements in this report.