Form 10-Q
period 2009-07-31
COOPER COMPANIES INC
filed 2009-09-04
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 31, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	45,180,542 Shares
Class	Outstanding at August 31, 2009

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net sales	$285,230	$278,513	$796,966	$780,533
Cost of sales	138,835	123,416	359,380	332,547

Gross profit	146,395	155,097	437,586	447,986
Selling, general and administrative expense	100,038	110,639	288,735	328,048
Research and development expense	7,737	9,030	25,032	26,278
Restructuring costs	462	173	3,416	1,521
Amortization of intangibles	4,233	4,211	12,490	12,678

Operating income	33,925	31,044	107,913	79,461
Interest expense	11,085	15,266	33,372	38,441
Other (expense) income, net	(155)	1,738	8,249	1,929

Income before income taxes	22,685	17,516	82,790	42,949
Provision for (benefit from) income taxes	777	(363)	12,360	6,952

Net income	$21,908	$17,879	$70,430	$35,997

Basic earnings per share	$0.48	$0.40	$1.56	$0.80

Diluted earnings per share	$0.48	$0.39	$1.55	$0.79

Number of shares used to compute earnings per share:
Basic	45,180	44,993	45,164	44,974

Diluted	45,694	46,934	45,368	47,477

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	July 31, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,790	$1,944
Trade accounts receivable, net of allowance for doubtful accounts of $4,767 at July 31, 2009 and $4,541 at October 31, 2008	170,276	159,158
Inventories	276,847	283,454
Deferred tax assets	20,944	26,337
Prepaid expense and other current assets	46,158	55,139

Total current assets	518,015	526,032

Property, plant and equipment, at cost	874,444	822,354
Less: accumulated depreciation and amortization	266,102	219,700

	608,342	602,654

Goodwill	1,260,793	1,251,699
Other intangibles, net	119,809	130,587
Deferred tax assets	28,855	25,645
Other assets	45,621	50,999

	$2,581,435	$2,587,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$38,448	$43,013
Accounts payable	44,872	63,636
Employee compensation and benefits	30,450	34,915
Accrued acquisition costs	4,133	6,318
Accrued income taxes	11,713	4,378
Other current liabilities	82,517	103,147

Total current liabilities	212,133	255,407

Long-term debt	800,525	861,781
Deferred tax liabilities	13,064	15,196
Accrued pension liability and other	41,336	38,156

Total liabilities	1,067,058	1,170,540

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares: authorized 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares: authorized 70,000; issued 45,524 at July 31, 2009 and 45,482 at October 31, 2008	4,552	4,548
Additional paid-in capital	1,051,076	1,040,945
Accumulated other comprehensive loss	(5,947)	(25,240)
Retained earnings	469,961	402,242
Treasury stock at cost: 343 and 353 shares at July 31, 2009 and October 31, 2008, respectively	(5,265)	(5,419)

Stockholders’ equity	1,514,377	1,417,076

	$2,581,435	$2,587,616

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Net income	$70,430	$35,997
Depreciation and amortization	67,993	62,391
Increase in operating capital	(16,127)	(65,810)
Other non-cash items	22,356	22,943

Net cash provided by operating activities	144,652	55,521

Cash flows from investing activities:
Purchases of property, plant and equipment	(73,942)	(102,282)
Acquisitions of businesses, net of cash acquired, and other	(4,056)	(3,711)

Net cash used in investing activities	(77,998)	(105,993)

Cash flows from financing activities:
Net repayments of short-term debt	(6,147)	(9,624)
Repayments and repurchase of long-term debt	(642,157)	(667,120)
Proceeds from long-term debt	584,525	725,620
Dividends on common stock	(1,355)	(2,699)
Excess tax benefit from share-based compensation arrangements	135	1,758
Issuance of common stock for employee stock plans	(31)	2,693

Net cash (used in) provided by financing activities	(65,030)	50,628
Effect of exchange rate changes on cash and cash equivalents	222	56

Net increase in cash and cash equivalents	1,846	212
Cash and cash equivalents - beginning of period	1,944	3,226

Cash and cash equivalents - end of period	$3,790	$3,438

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net income	$21,908	$17,879	$70,430	$35,997
Other comprehensive income (loss):
Foreign currency translation adjustment	52,448	(2,034)	22,660	(16,423)
Change in value of derivative instruments, net of tax	10,452	14,581	(3,367)	(1,204)

Other comprehensive income (loss)	62,900	12,547	19,293	(17,627)

Comprehensive income	$84,808	$30,426	$89,723	$18,370

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

The unaudited consolidated financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at July 31, 2009 and October 31, 2008, the consolidated results of its operations for the three and nine months ended July 31, 2009 and 2008 and its consolidated condensed cash flows for the nine months ended July 31, 2009 and 2008. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

During the fiscal first nine months of 2009, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, for a more complete discussion of our estimates and critical accounting policies.

We have performed an evaluation of events that have occurred subsequent to July 31, 2009, and as of September 4, 2009 (the date of the filing of this Form 10-Q). There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of or for the three- and nine-month periods ended July 31, 2009.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

During the fiscal third quarter of 2009, we recorded out-of-period adjustments for cost of sales errors that originated prior to fiscal 2009 and discovered during the quarter which decreased net income by $3.6 million in the fiscal quarter. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of ASC 270-10-45-16, Accounting Changes in Interim Periods and ASC 250, Accounting Changes and Error Corrections, that incorporates SEC Staff Accounting Bulletin (SAB) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company does not believe that the effects of the out-of-period adjustments are material to its estimated full-year 2009 financial results. We also do not believe that the out-of-period adjustments, individually or in the aggregate, are material to any previously issued consolidated financial statements. Because the out-of-period adjustments, both individually or in the aggregate, were not material to any of the prior year’s consolidated financial statements and are not expected to be material to our estimated full-year 2009 financial results, the out-of-period adjustments were recorded in our consolidated financial statements for the fiscal third quarter of 2009. As a result of all of these factors, the Company has not restated our previously issued annual consolidated financial statements or interim financial data.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

New Accounting Pronouncements

On May 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820-10-65, formerly FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-65 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820-10-65 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The application of the ASC 820-10-65 did not have an effect on our consolidated net earnings, cash flows or financial position.

On May 1, 2009, the Company adopted ASC 825-10-65, formerly FSP FAS 107-1 and Accounting Principles Board Opinions No. 28-1, Interim Disclosure about Fair Value of Financial Instruments. ASC 825-10-65 requires interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 825, formerly Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, ASC 825-10-65 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The application of ASC 825-10-65 did not have an effect on our consolidated net earnings, cash flows or financial position.

In May 2009, the FASB issued ASC 825, formerly SFAS No. 165, Subsequent Events, which established accounting principles and disclosure requirements for subsequent events. We adopted ASC 825 during the fiscal third quarter of 2009, and the adoption had no effect on our consolidated net earnings, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (SFAS 166), which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. The Company does not anticipate the adoption of SFAS 166, which is effective for the Company for the fiscal year beginning on November 1, 2010, will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). The Company does not anticipate the adoption of SFAS 167, which is effective for the Company for the fiscal year beginning on November 1, 2010, will have a material impact on our consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

In June 2009, the FASB established that the “FASB Accounting Standards Codification” (Codification) will become the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. Thereby, only one level of authoritative US GAAP will exist, and all other literature will be considered non-authoritative.

The Codification does not change US GAAP. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Codification is effective for the Company beginning in the fiscal fourth quarter of 2009, and we do not anticipate the adoption to have a material impact on our consolidated financial statements.

Note 2. Acquisition and Restructuring Costs

Restructuring Costs

2009 CooperVision Manufacturing Restructuring

In the fiscal third quarter of 2009, CooperVision initiated a restructuring plan to relocate contact lens manufacturing from Norfolk, Virginia, and transfer part of its contact lens manufacturing from Adelaide, Australia, to existing manufacturing operations in Juana Diaz, Puerto Rico, and Hamble, UK (2009 CooperVision manufacturing restructuring plan). This plan is intended to better utilize CVI’s manufacturing efficiencies and reduce its manufacturing expenses through a reduction in workforce of approximately 570 employees. The closure of the Norfolk plant that manufactures about 7% of CooperVision’s annual lens production is primarily the result of increased manufacturing efficiencies gained over the last year. No additional hires are anticipated in Puerto Rico or the UK as part of this plan.

The Company expects to complete restructuring activities in Adelaide, Australia, in our fiscal first quarter of 2010 and in Norfolk, Virginia, in our fiscal first quarter of 2011.

We estimate that the total restructuring costs under this plan will be approximately $25 million, with about $17 million associated with assets, including accelerated depreciation and facility lease and contract termination costs, and about $8 million associated with employee benefit costs, including anticipated severance payments, termination benefit costs, retention bonus payouts and other similar costs. These costs will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the three-and nine-month periods ended July 31, 2009, we reported $4.1 million in cost of sales, and as of July 31, 2009, the total accrued restructuring liability, recorded in other current liabilities, was $4.1 million.

Critical Activity Restructuring

In the fiscal first quarter of 2009, CooperVision began a global restructuring plan to focus the organization on our most critical activities, refine our work processes and align costs with prevailing market conditions (Critical Activity restructuring plan). This restructuring plan involves the assessment of all locations’ activities, exclusive of direct manufacturing, and changes to streamline work processes. As a result of the Critical Activity restructuring plan, a

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

number of positions are being eliminated across certain business functions and geographic regions. The Company anticipates the Critical Activity restructuring plan will be completed in our fiscal fourth quarter of 2009.

We estimate that the total restructuring costs under this plan will be approximately $3.9 million, primarily severance and benefit costs, and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the nine-month period ended July 31, 2009, we reported $0.5 million in cost of sales and $3.4 million in restructuring costs.

Restructuring costs:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Payments	Balance at end of Period
		(In million)
Three-month period ended January 31, 2009	$—	$3.6	$—	$3.6
Three-month period ended April 30, 2009	$3.6	$—	$1.0	$2.6
Three-month period ended July 31, 2009	$2.6	$0.3	$2.3	$0.6

Accrued Acquisition Costs

When acquisitions are recorded, we accrue for the estimated direct costs in accordance with applicable accounting guidance regarding the recognition of liabilities in connection with a purchase business combination of severance and plant/office closure costs of the acquired business. These estimated costs are based on management’s assessment of planned exit activities. In addition, we also accrue for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Below is a summary of activity related to accrued acquisition costs for the nine months ended July 31, 2009. Net additions include $0.8 million from a recent acquisition offset by a $1.9 million reduction to our accrued legal costs related to our acquisition of Ocular Sciences, Inc. based on a settlement agreement reached in our fiscal second quarter of 2009. This adjustment was included in the determination of net income as an increase for the three months ended April 30, 2009.

Description	Balance October 31, 2008	Net Additions	Payments	Balance July 31, 2009
		(In thousands)
Severance	$2,683	$—	$433	$2,250
Plant shutdown, legal and other	3,635	(1,054)	698	1,883

	$6,318	$(1,054)	$1,131	$4,133

Note 3. Inventories

	July 31, 2009	October 31, 2008
	(In thousands)
Raw materials	$51,904	$45,377
Work-in-process	6,908	8,399
Finished goods	218,035	229,678

	$276,847	$283,454

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 4. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of November 1, 2007	$1,081,291	$208,293	$1,289,584
Net reductions during the year ended October 31, 2008	(409)	(542)	(951)
Translation	(36,820)	(114)	(36,934)

Balance as of October 31, 2008	1,044,062	207,637	1,251,699
Net additions during the nine-month period ended July 31, 2009	288	(10)	278
Translation	8,717	99	8,816

Balance as of July 31, 2009	$1,053,067	$207,726	$1,260,793

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Company performed its annual impairment test during the third quarter of 2009, and our analysis indicated that we had no impairment of goodwill. The fair value of our reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. In the application of the income and market valuation approaches, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates.

Other Intangible Assets

	As of July 31, 2009		As of October 31, 2008
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
		(In thousands)
Trademarks	$2,907	$940	$2,907	$821
Technology	91,014	41,900	90,337	36,006
Shelf space and market share	87,866	28,409	87,177	22,909
Licenses, distribution rights and other	17,485	8,214	17,178	7,276

	199,272	$79,463	197,599	$67,012

Less accumulated amortization and translation	79,463		67,012

Other intangible assets, net	$119,809		$130,587

We estimate that amortization expense will be about $15.9 million per year in the five-year period ending October 31, 2013.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 5. Debt

	July 31, 2009	October 31, 2008
	(In thousands)
Short-term:
Overdraft and other credit facilities	$38,448	$43,013

Long-term:
Senior unsecured revolving line of credit	$452,700	$511,400
7.125% senior notes	339,000	350,000
Capital lease and other	8,825	381

	$800,525	$861,781

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

Note 6. Derivative Instruments and Fair Value Measurements

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to minimize transaction, remeasurement and specified economic exposures with derivatives instruments such as foreign exchange forward contracts and cross currency swaps. The gains and losses on these derivatives are intended to at least partially offset the transaction gains and losses recognized in earnings. We do not enter into derivatives for speculative purposes. Under ASC 815, Derivatives and Hedging (ASC 815), all derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Through the normal course of its business activities, the Company recognizes that it is exposed to foreign exchange risks. Our primary objective is to protect the USD value of future cash flows and minimize the volatility of reported earnings while strictly adhering to accounting principles generally accepted in the United States. To meet this objective, business exposures to foreign exchange risks must be identified, measured and minimized using the most effective and efficient methods to eliminate, reduce or transfer such exposures.

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

All sales and expenses with unrelated third parties not denominated in USD subject the Company to economic risk. We typically designate and document qualifying foreign exchange forward contracts related to forecasted cost of sales, and certain intercompany sales and purchases associated with third party transactions, as cash flow hedges. To reduce foreign currency exposure related to forecasted foreign currency denominated sales and purchases of product, the Company entered into foreign currency forward contracts of approximately $40 million in the fiscal third quarter of 2009, $250 million in the fiscal second quarter, $147 million in the fiscal fourth quarter of 2008, $307 million in the fiscal third quarter of 2008, and $16 million in the fiscal second quarter of 2008. These derivatives were accounted for as cash flow hedges under ASC 815 and were expected to be effective through their maturities.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Typical currencies traded are those which represent the largest risk for the Company, including but not limited to the British pound sterling, euro and Japanese yen. Hedge amounts vary by currency but typically fall below $10.0 million per month per currency. Hedges for each currency mature monthly to correspond with the payment cycles of the hedged relationships. To maintain a layered hedged position, additional hedges are placed consistently throughout the year.

Each month during any given period, adjustments are made to the existing hedges by matching them with the actual cash flows that occurred in that month. Each hedge, therefore, will require that compensating trades be adjusted to match the actual flows of the underlying exposure.

As of July 31, 2009, all outstanding cash flow hedging derivatives had maturities of less than 24 months. For such hedges, the effective portion of the contracts’ gains or losses resulting from changes in fair value of these hedges is initially reported as a component of accumulated OCI in stockholder’s equity until the underlying hedged item is reflected in our Consolidated Statements of Income, at which time the effective amount in OCI is reclassified to either net sales or cost of sales in our Consolidated Statements of Income. Over the next twelve months, we expect to reclassify losses of approximately $8.5 million to our Consolidated Statements of Income.

We record any ineffectiveness and any excluded components of the hedge immediately to other income or expense in our Consolidated Statements of Income. We calculate hedge effectiveness at a minimum each fiscal quarter. Monthly, we evaluate hedge effectiveness prospectively and retrospectively, excluding time value, using regression as well as other timing and probability criteria required by ASC 815. In the event the underlying forecasted transaction does not occur within the designated hedge period, or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedges are reclassified at that time from OCI to other income or expense in our Consolidated Statements of Income.

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. As of July 31, 2009, all outstanding balance sheet hedging derivatives had maturities of less than 24 months. The change in fair value of these derivatives is recognized in other income or expense.

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

Interest Rate Swaps

On January 31, 2007, the Company refinanced its syndicated bank credit facility with a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% Senior Notes. As part of this new debt structure, the Company terminated an interest rate swap with a notional value of $125 million on January 30, 2007. This interest rate swap was set to mature on February 9, 2009, and the Company settled the interest rate swap and received $1.1 million from the counterparty. As a result of the termination of the interest rate swap, the Company realized a gain of approximately $1.0 million. The Company amortizes this gain from OCI to interest expense over the original life of the interest rate swap. The last of the effective gains related to the termination of the swap, approximately $33 thousand, were amortized from OCI to interest expense during the fiscal first half of 2009. Effective amounts are amortized to interest expense as the related hedged expense is incurred.

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

Concurrent with these interest rate swap terminations and maturities, the Company reset its fixed rate debt structure under the Revolver to extend maturities by entering into four new interest rate swaps on May 3, 2007. These new interest rate swaps with notional values totaling $250 million, serve to fix the floating rate debt under the Revolver for terms between 30 and 48 months with fixed rates between 4.94% and 4.96%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

On September 19, 2007, the Company entered into a floating-to-fixed interest rate swap with a notional value of $25 million and a maturity of September 21, 2009. This swap serves to fix $25 million of floating rate debt under the Revolver at a rate of 4.53%.

On October 22, 2008, the Company entered into three additional floating-to-fixed interest rate swaps. These new interest rate swaps with notional values totaling $175 million, serve to fix the floating rate debt under the Revolver for terms between 16 and 24 months with fixed rates between 2.40% and 2.53%.

All eight outstanding interest rate swaps hedge variable interest payments related to the Company’s $650 million credit facility by exchanging variable rate interest risk for a fixed interest rate. The Company has qualified and designated these swaps under ASC 815 as cash flow hedges and records the offset of the cumulative fair market value (net of tax effect) to OCI in our Consolidated Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. No material ineffectiveness was recognized on the eight outstanding interest rate swaps during the current fiscal year. As of July 31, 2009, the fair value of the eight outstanding swaps, approximately $13.2 million, was recorded as a liability, and the effective offset was recorded in OCI in our Consolidated Balance Sheet. We expect to reclassify $11.3 million from OCI to interest expense in our Consolidated Statements of Income over the next 12 months.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The fair value of derivative instruments in our Consolidated Balance Sheet as of July 31, 2009, was as follows:

	Fair Values of Derivative Instruments
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Prepaid expense and other current assets	$—	Other current liabilities	$5.1
Interest rate contracts	Other assets	—	Accrued pension liability and other	8.1
Foreign exchange contracts	Prepaid expense and other current assets	10.0	Other current liabilities	5.0
Foreign exchange contracts	Other assets	3.9	Accrued pension liability and other	2.2

Total derivatives designated as hedging instruments under ASC 815		$13.9		$20.4

Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	Prepaid expense and other current assets	$1.7	Other current liabilities	$0.5
Foreign exchange contracts	Other assets	—	Accrued pension liability and other	—

Total derivatives not designated as hedging instruments under ASC 815		$1.7		$0.5

Total derivatives		$15.6		$20.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Income

For the Nine Months Ended July 31, 2009

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) 2009	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) 2009	Location of Gain or (Loss) Recognized in Income on Derivative Ineffectiveness	Amount of Gain or (Loss) Recognized in Income Due to Ineffectiveness 2009	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing 2009
(In millions)
Interest rate contracts	$(12.2)	Interest expense	$(9.1)	Other income/ (expense)	$—	Other income/ (expense)	$—
Foreign exchange contracts	(11.1)	Net sales	18.9	Other income/ (expense)	(0.1)	Other income/ (expense)	1.2
Foreign exchange contracts	—	Cost of sales	(28.4)	Other income/ (expense)	—	Other income/ (expense)	—

Total	$(23.3)		$(18.6)		$(0.1)		$1.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative 2009
(In millions)
Interest rate contracts	Interest income/(expense)	$—
Foreign exchange contracts	Foreign currency gain/(loss)	—

Total		$—

On November 1, 2008, the Company adopted the required portions of ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 applies to all assets and liabilities that are being measured and reported at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset’s or liability’s level is based on the lowest level of input that is significant to the fair value measurement. This Statement requires that assets and liabilities carried at fair value be valued and disclosed in one of the following three levels of the valuation hierarchy:

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

We use foreign exchange forward contracts to minimize, to the extent reasonable and practical, our exposure to the impact of changing foreign currency fluctuations. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability - specifically LIBOR cash rates, credit risk at commonly quoted intervals, foreign exchange spot rates and forward points. Mid-market pricing is used as a practical expedient for fair value measurements.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the fiscal first nine months of 2009, within the fair value hierarchy at July 31, 2009:

Level 2
(In thousands)
Assets:
Foreign exchange contracts	$15,622

Liabilities:
Interest rate swaps	$13,233
Foreign exchange contracts	7,630

$20,863

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 7. Earnings Per Share

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(In thousands, except for per share amounts)
Net income	$21,908	$17,879	$70,430	$35,997

Add interest charge applicable to convertible debt, net of tax	—	348	—	1,394

Income for calculating diluted earnings per common share	$21,908	$18,227	$70,430	$37,391

Basic:
Weighted average common shares	45,180	44,993	45,164	44,974

Basic earnings per common share	$0.48	$0.40	$1.56	$0.80

Diluted:
Weighted average common shares	45,180	44,993	45,164	44,974
Effect of dilutive stock options	514	196	204	196
Shares applicable to convertible debt	—	1,745	—	2,307

Diluted weighted average common shares	45,694	46,934	45,368	47,477

Diluted earnings per common share	$0.48	$0.39	$1.55	$0.79

The following table sets forth stock options to purchase Cooper’s common stock, restricted stock units and common shares applicable to convertible debt that are not included in the diluted net income per share calculation because to do so would be antidilutive for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(In thousands, except exercise prices)
Numbers of stock option shares excluded	4,014	4,045	4,505	4,045

Range of exercise prices	$27.06-$80.51	$37.90-$80.51	$22.44-$80.51	$37.90-$80.51

Number of restricted stock units excluded	328	—	328	261

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 8. Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(In millions)
Selling, general and administrative expense	$1.9	$3.0	$8.9	$10.0
Cost of sales	0.3	0.2	0.9	1.0
Research and development expense	0.2	—	0.6	(0.2)
Capitalized in inventory	0.3	0.2	0.9	1.0

Total compensation expense	$2.7	$3.4	$11.3	$11.8

Related income tax benefit	$0.9	$0.8	$4.0	$3.1

Note 9. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first nine months of fiscal 2009 was 14.9%. GAAP requires that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provision for income taxes for the nine-month period ended July 31, 2008, was 16.2%. The decrease in the 2009 ETR reflects the shift in the geographic mix of income during the period.

The Company adopted the provisions of ASC 740-10, Income Taxes, formerly FIN 48, on November 1, 2007. Under this guidance, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As a result, in fiscal 2008, the Company reduced its net liability for unrecognized tax benefits by $5.3 million, which was accounted for as an increase to retained earnings. As of November 1, 2008, the Company had total gross unrecognized tax benefits of $19.4 million. If recognized, $16.7 million of unrecognized tax benefits would impact the Company’s effective tax rate. For the nine-month period ended July 31, 2009, there were no material changes to the total amount of unrecognized tax benefits. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of our adoption of ASC 740-10, unrecognized tax benefits were reclassified to long-term income taxes payable.

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

As of July 31, 2009, the tax years for which the Company remains subject to U.S. Federal income tax assessment upon examination are 2005 through 2007. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France, Germany and Australia for the tax years 2004 through 2007.

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

In October 2007, we adopted the funded status provision of ASC 715-30, Compensation – Retirement Benefits Defined Benefit Plans – Pension, which requires that we recognize the overfunded or underfunded status of our defined benefit postretirement plan as an asset or liability on our October 31, 2007, Consolidated Balance Sheet. Subsequent changes in the funded status are recognized through comprehensive income in the year in which they occur. ASC 715-30 also requires that for fiscal years ending after December 15, 2008, our assumptions used to measure our annual pension expenses be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. For fiscal years ending October 31, 2008 and prior, the Company’s defined benefit postretirement plan used an August 31 measurement date, and all plan assets and obligations were generally reported as of that date.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cooper’s results of operations for the three and nine months ended July 31, 2009 and 2008 reflect the following pension costs.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(In thousands)
Components of net periodic pension cost:
Service cost	$766	$751	$2,298	$2,252
Interest cost	586	509	1,758	1,527
Expected returns on assets	(577)	(594)	(1,731)	(1,781)
Amortization of prior service cost	7	7	22	22
Amortization of transition obligation	7	7	20	20
Recognized net actuarial loss	9	—	27	—

Net periodic pension cost	$798	$680	$2,394	$2,040

The Company contributed to the pension plan $0.9 million and $2.3 million for the three and nine months ended July 31, 2009, respectively, and expects to contribute an additional $2.7 million in our fiscal fourth quarter of 2009. No pension contributions were made during the first nine months of fiscal 2008.

Note 11. Cash Dividends

We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 5, 2009, to stockholders of record on January 19, 2009. We paid another semiannual dividend of approximately $1.3 million or 3 cents per share on August 5, 2009, to stockholders of record on July 20, 2009.

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

In addition to the derivative action pending in federal court, three similar purported shareholder actions were filed in the Superior Court for the State of California for the County of Alameda. These actions have been consolidated under the heading In re Cooper Companies, Inc. Shareholder Derivative Litigation, Case No. RG06260748. A consolidated amended complaint was filed on September 18, 2006. The consolidated amended complaint names as defendants the same individuals that are the defendants in the federal derivative action. In addition, the complaint names Mr. Fryling, current officers Carol R. Kaufman, Paul L. Remmell, Jeffrey Allan McLean, and Nicholas J. Pichotta and former officers. The Company is a nominal defendant. On November 29, 2006, the Superior Court for the County of Alameda entered an order staying the consolidated action pending the resolution of the federal derivative action.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Both the state and federal derivative actions are derivative in nature and do not seek damages from the Company.

Note 13. Financial Information for Guarantor and Non-Guarantor Subsidiaries

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes due 2015 (Senior Notes), of which $339 million are outstanding at July 31, 2009. The Senior Notes are guaranteed by certain of our direct and indirect subsidiaries. The Senior Notes represent our general unsecured obligations; senior in right of payment to all of our existing and any future subordinated indebtedness; pari passu in right of payment with all of our existing and any future unsecured indebtedness that is not by its terms expressly subordinated to the Senior Notes; effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness; unconditionally guaranteed by all of our existing and future domestic subsidiaries, other than any excluded domestic subsidiaries; and structurally subordinated to indebtedness of our subsidiaries that are not subsidiary guarantors.

Presented below are the Consolidating Condensed Statements of Operations for the three and nine months ended July 31, 2009 and 2008, the Consolidating Condensed Balance Sheets as of July 31, 2009 and October 31, 2008 and the Consolidating Condensed Statements of Cash Flows for the nine months ended July 31, 2009 and 2008 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended July 31, 2009
Net sales	$—	$137,026	$178,728	$(30,524)	$285,230
Cost of sales	—	70,486	107,304	(38,955)	138,835

Gross profit	—	66,540	71,424	8,431	146,395
Operating expenses	6,703	47,176	58,591	—	112,470

Operating income (loss)	(6,703)	19,364	12,833	8,431	33,925
Interest expense	10,770	—	315	—	11,085
Other (expense) income, net	8,363	(5,322)	(3,196)	—	(155)

Income (loss) before income taxes	(9,110)	14,042	9,322	8,431	22,685
Provision for (benefit from) income taxes	(4,663)	6,622	(1,182)	—	777

Net income (loss)	$(4,447)	$7,420	$10,504	$8,431	$21,908

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Nine Months Ended July 31, 2009
Net sales	$—	$384,880	$505,290	$(93,204)	$796,966
Cost of sales	—	183,108	278,942	(102,670)	359,380

Gross profit	—	201,772	226,348	9,466	437,586
Operating expenses	20,086	137,415	172,172	—	329,673

Operating income (loss)	(20,086)	64,357	54,176	9,466	107,913
Interest expense	32,518	—	854	—	33,372
Other (expense) income, net	25,967	(14,945)	(2,773)	—	8,249

Income (loss) before income taxes	(26,637)	49,412	50,549	9,466	82,790
Provision for (benefit from) income taxes	(14,359)	21,444	5,275	—	12,360

Net income (loss)	$(12,278)	$27,968	$45,274	$9,466	$70,430

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended July 31, 2008
Net sales	$—	$135,671	$178,378	$(35,536)	$278,513
Cost of sales	—	62,649	106,634	(45,867)	123,416

Gross profit	—	73,022	71,744	10,331	155,097

Operating expenses	6,649	50,730	66,674	—	124,053

Operating income (loss)	(6,649)	22,292	5,070	10,331	31,044
Interest expense	14,905	—	361	—	15,266
Other income (expense), net	8,972	(6,746)	(488)	—	1,738

Income (loss) before income taxes	(12,582)	15,546	4,221	10,331	17,516
Provision for (benefit from) income taxes	(5,632)	4,426	843	—	(363)

Net income (loss)	$(6,950)	$11,120	$3,378	$10,331	$17,879

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Nine Months Ended July 31, 2008
Net sales	$—	$374,077	$515,043	$(108,587)	$780,533
Cost of sales	—	170,491	269,951	(107,895)	332,547

Gross profit	—	203,586	245,092	(692)	447,986

Operating expenses	21,804	149,918	196,803	—	368,525

Operating income (loss)	(21,804)	53,668	48,289	(692)	79,461
Interest expense	37,331	—	1,110	—	38,441
Other income (expense), net	20,842	(12,347)	(6,566)	—	1,929

Income (loss) before income taxes	(38,293)	41,321	40,613	(692)	42,949
Provision for (benefit from) income taxes	(19,498)	18,487	7,963	—	6,952

Net income (loss)	$(18,795)	$22,834	$32,650	$(692)	$35,997

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
July 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$552	$(481)	$3,719	$—	$3,790
Trade receivables, net	—	62,329	107,947	—	170,276
Inventories	—	113,483	205,337	(41,973)	276,847
Deferred tax asset	1,046	16,858	3,040	—	20,944
Other current assets	2,444	5,243	39,324	(853)	46,158

Total current assets	4,042	197,432	359,367	(42,826)	518,015

Property, plant and equipment, net	1,429	94,400	512,513	—	608,342
Goodwill	116	669,125	591,552	—	1,260,793
Other intangibles, net	—	70,845	48,964	—	119,809
Deferred tax asset	63,009	(36,506)	2,352	—	28,855
Other assets	1,682,867	20,990	18,432	(1,676,668)	45,621

	$1,751,463	$1,016,286	$1,533,180	$(1,719,494)	$2,581,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$2,319	$36,129	$—	$38,448
Other current liabilities	25,367	40,915	107,403	—	173,685

Total current liabilities	25,367	43,234	143,532	—	212,133

Long-term debt	791,700	—	8,825	—	800,525
Deferred tax liability	—	—	13,064	—	13,064
Intercompany and other liabilities	(20,226)	(205,030)	266,592	—	41,336

Total liabilities	796,841	(161,796)	432,013	—	1,067,058

Stockholders’ equity	954,622	1,178,082	1,101,167	(1,719,494)	1,514,377

	$1,751,463	$1,016,286	$1,533,180	$(1,719,494)	$2,581,435

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
October 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$20	$(846)	$2,770	$—	$1,944
Trade receivables, net	—	65,185	93,973	—	159,158
Inventories	—	150,464	180,716	(47,726)	283,454
Deferred tax asset	1,440	22,038	2,859	—	26,337
Other current assets	2,141	6,445	46,553	—	55,139

Total current assets	3,601	243,286	326,871	(47,726)	526,032

Property, plant and equipment, net	1,635	94,353	506,666	—	602,654
Goodwill	116	669,135	582,448	—	1,251,699
Other intangibles, net	—	77,872	52,715	—	130,587
Deferred tax asset	57,944	(34,277)	1,978	—	25,645
Other assets	1,684,549	18,570	24,548	(1,676,668)	50,999

	$1,747,845	$1,068,939	$1,495,226	$(1,724,394)	$2,587,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$709	$1,682	$40,622	$—	$43,013
Other current liabilities	19,074	43,856	149,464	—	212,394

Total current liabilities	19,783	45,538	190,086	—	255,407

Long-term debt	861,400	—	381	—	861,781
Deferred tax liability	—	1	15,195	—	15,196
Intercompany and other liabilities	(95,367)	(124,219)	257,742	—	38,156

Total liabilities	785,816	(78,680)	463,404	—	1,170,540

Stockholders’ equity	962,029	1,147,619	1,031,822	(1,724,394)	1,417,076

	$1,747,845	$1,068,939	$1,495,226	$(1,724,394)	$2,587,616

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Nine Months Ended July 31, 2009
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,288)	$99,944	$55,996	$—	$144,652

Cash flows from investing activities:
Purchase of property, plant and equipment	(43)	(15,189)	(58,710)	—	(73,942)
Acquisitions of businesses, net of cash acquired	(437)	(813)	(2,806)	—	(4,056)
Intercompany (investments in subsidiaries)	81,920	—	—	(81,920)	—

Net cash (used in) provided by investing activities	81,440	(16,002)	(61,516)	(81,920)	(77,998)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	(737)	637	(6,047)	—	(6,147)
Intercompany proceeds (repayments)	—	(84,214)	2,294	81,920	—
Net proceeds (repayments) of long-term debt	(67,632)	—	10,000	—	(57,632)
Dividends on common stock	(1,355)	—	—	—	(1,355)
Excess tax benefit from share-based compensation arrangements	135	—	—	—	135
Proceeds from exercise of stock options	(31)	—	—	—	(31)

Net cash provided by (used in) financing activities	(69,620)	(83,577)	6,247	81,920	(65,030)

Effect of exchange rate changes on cash and cash equivalents	—	—	222	—	222

Net (decrease) increase in cash and cash equivalents	532	365	949	—	1,846
Cash and cash equivalents at the beginning of the period	20	(846)	2,770	—	1,944

Cash and cash equivalents at the end of the period	$552	$(481)	$3,719	$—	$3,790

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(In thousands)
Net sales to external customers:
CooperVision net sales:
Spherical soft lens	$145,167	$142,192	$398,601	$394,515
Toric soft lens	74,982	83,398	202,979	227,235
Multifocal soft lens	16,633	15,556	45,167	42,007
Other eye care products and other	4,121	(5,332)	23,182	(6,837)

Total CooperVision net sales	240,903	235,814	669,929	656,920
CooperSurgical net sales	44,327	42,699	127,037	123,613

Total net sales to external customers	$285,230	$278,513	$796,966	$780,533

Operating income (loss):
CVI	$29,964	$29,251	$96,953	$78,298
CSI	10,664	8,442	31,046	22,967
Corporate	(6,703)	(6,649)	(20,086)	(21,804)

Total operating income	33,925	31,044	107,913	79,461
Interest expense	11,085	15,266	33,372	38,441
Other (expense) income, net	(155)	1,738	8,249	1,929

Income before income taxes	$22,685	$17,516	$82,790	$42,949

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

	July 31, 2009	October 31, 2008
	(In thousands)
Identifiable assets:
CVI	$2,213,387	$2,214,609
CSI	309,663	312,145
Headquarters	58,385	60,862

Total	$2,581,435	$2,587,616

Geographic information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(In thousands)
Net sales to external customers by country of domicile:
United States	$136,039	$134,572	$381,296	$371,749
Europe	89,911	91,058	252,786	255,381
Rest of world	59,280	52,883	162,884	153,403

Total	$285,230	$278,513	$796,966	$780,533

	July 31, 2009	October 31, 2008
	(In thousands)
Long-lived assets by country of domicile:
United States	$378,624	$375,642
Europe	222,135	219,783
Rest of world	7,583	7,229

Total	$608,342	$602,654

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact. In addition, all statements regarding anticipated growth in our revenue, anticipated market conditions, planned product launches, CooperVision’s manufacturing restructuring and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•

Adverse changes in global or regional general business, political and economic conditions due to the current global economic downturn, including the impact of continuing uncertainty and instability of U.S. and international credit markets that may adversely affect the Company’s or its customers’ ability to meet future liquidity needs.

•	Limitations on sales following new product introductions due to poor market acceptance.

•	The Company’s failure to realize anticipated savings, or its incurrence of unexpected costs, from CooperVision’s manufacturing restructuring.

•

Compliance costs and potential liability in connection with U.S. and foreign healthcare regulations, including product recalls, and potential losses resulting from sales of counterfeit and other infringing products.

•	The success of research and development activities and other start-up projects.

•	New competitors, product innovations or technologies.

•

A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, natural disasters, CooperVision’s manufacturing restructuring plan or other causes.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

In this section we discuss the results of our operations for the fiscal third quarter of 2009 and compare them with the same period of fiscal 2008. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Third Quarter Highlights

•	Net sales of $285.2 million, up 2%, 4% in constant currency.

•	Gross margin 51% of revenue down from 56%.

•	Operating income up 9% to $33.9 million.

•	Diluted earnings per share of 48 cents, up from 39 cents per share.

•	Operating cash flow $75.9 million, up 72%.

Nine-Month Highlights

•	Net sales of $797.0 million, up 2%, 4% in constant currency.

•	Gross margin 55% of revenue down from 57%.

•	Operating income up 36% to $107.9 million.

•	Diluted earnings per share of $1.55, up from 79 cents per share.

•	Operating cash flow $144.7 million, up 161%.

Outlook

We believe that CVI will continue to compete successfully in the worldwide contact lens market with its disposable spherical, toric and multifocal contact lenses offered in a variety of materials including using phosphorylcholine (PC) Technology™ and silicone hydrogel Aquaform® technology. We believe that market demographics are favorable with the reported incidence of myopia continuing to increase worldwide and with the teenage population in the United States, the age when most contact lens wear begins, projected to grow over the next two decades. CVI expects greater market penetration in Europe and Asia as we roll out new products and expand our presence in those regions.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. The Company launched Biofinity® sphere in 2007 and Avaira® sphere in 2008, both silicone hydrogel contact lens products. While customer reaction for these products has been favorable, our future growth may be limited by our late entry into the silicone hydrogel market. In addition to spheres, competitive silicone hydrogel toric products are making substantial gains in market share and represent a risk to our toric business. We launched a monthly silicone hydrogel toric lens, under the Biofinity label, in the first calendar quarter of 2009 and plan to launch a two-week silicone hydrogel toric, under the Avaira label, in fiscal year 2010 that will allow us to compete in this market shift to silicone hydrogel torics. Our ability to succeed with silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.

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

Regarding capital resources, we believe that cash and cash equivalents on hand of $3.8 million plus cash from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and small acquisitions.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended July 31,			Percent of Sales Nine Months Ended July 31,
	2009	2008	% Change	2009	2008	% Change
Net sales	100%	100%	2%	100%	100%	2%
Cost of sales	49%	44%	12%	45%	43%	8%

Gross profit	51%	56%	(6)%	55%	57%	(2)%
Selling, general and administrative expense	35%	40%	(10)%	36%	42%	(12)%
Research and development expense	3%	3%	(14)%	3%	3%	(5)%
Amortization of intangibles	1%	2%	1%	2%	2%	(1)%

Operating income	12%	11%	9%	14%	10%	36%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Net Sales

Cooper’s two business units, CVI and CSI generate all of its sales.

•	CVI develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision care market.

•	CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew $6.7 million or 2% and $16.5 million or 2% in the three and nine months ended July 31, 2009:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)
CVI	$240.9	$235.8	2%	$669.9	$656.9	2%
CSI	44.3	42.7	4%	127.1	123.6	3%

	$285.2	$278.5	2%	$797.0	$780.5	2%

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CVI’s product lines of toric and multifocal lenses, PC Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses position us to take advantage of these trends. CVI’s silicone hydrogel spherical lens products, Biofinity and Avaira, are marketed in the United States, Europe and Asia Pacific, excluding Japan. However, it is important that CVI develop a full range of toric and multifocal silicone hydrogel products due to increased pressure from the launch of silicone hydrogel toric products by its major competitors. CVI launched Biofinity toric, a silicone hydrogel toric lens in the first calendar quarter of 2009. CVI also plans to launch a second silicone hydrogel toric lens, Avaira toric, in fiscal year 2010.

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

•	Toric lenses correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Multifocal lens designs correct presbyopia.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

CVI Net Sales by Market

	Three Months Ended July 31,			Nine Months Ended July 31,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)
Americas	$105.7	$106.2	—	$289.6	$288.1	1%
Europe	90.7	91.1	(1)%	254.4	256.0	(1)%
Asia Pacific	44.5	38.5	16%	125.9	112.8	12%

	$240.9	$235.8	2%	$669.9	$656.9	2%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CVI’s worldwide net sales grew 2% in the three- and nine-month periods, with 3% and 4% growth in constant currency, respectively. Americas net sales were flat in the three-month period and grew 1%, 2% in constant currency, in the nine-month period, primarily due to market gains of CVI’s silicone hydrogel lenses, Biofinity and Avaira, PC Technology lenses and single-use lenses. Europe net sales declined 1% in the three- and nine-month periods, but grew 7% and 6% in constant currency, respectively, driven by increases in sales of Biofinity, Avaira and Proclear 1 Day lenses. Net sales to the Asia Pacific region grew 16% and 12% in the three- and nine-month periods, 5% and 6% in constant currency, primarily due to significant sales growth of single-use and other disposable sphere products, disposable toric products and Biofinity lenses.

Net sales growth in the quarter includes increases in single-use spheres up 8%, at $50.1 million, all disposable spheres up 3% and total spheres up 2%. Silicone hydrogel spheres had sales of $28.2 million primarily in Europe and the United States. Our newly introduced silicone hydrogel toric lenses had sales of $3.6 million, and single-use torics grew 68% to $3.9 million but total toric sales declined 10% due primarily to a continuing trend in the market toward silicone hydrogel toric lenses. Disposable multifocal sales grew 8% to $16.3 million. Older conventional lens products declined 22%, and cosmetic lenses declined 12%. Proclear products continued global market share gains as Proclear toric sales increased 1% to $20.7 million, Proclear 1 Day spheres increased 36% to $13.3 million and Proclear multifocal lenses, including Biomedics XC, increased 13% to $14.0 million.

CVI’s net sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move toward more frequent replacement. While unit growth and product mix have influenced CVI’s net sales growth, average realized prices by product have not materially influenced net sales growth.

CSI Net Sales

CSI’s net sales increased 4% and 3% in the three- and nine-month periods to $44.3 million and $127.1 million, respectively. Sales of products marketed directly to hospitals grew 10% and now represent 33% of CSI’s net sales. Women’s healthcare products used primarily by obstetricians and gynecologists generate 96% of CSI’s net sales. The balance are sales of medical devices outside of women’s healthcare, which CSI does not actively market. While unit growth and product mix have influenced net sales growth, average realized prices by product have not materially influenced net sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Cost of Sales/Gross Profit

Gross profit as a percentage of net sales (margin) was:

	Margin Three Months Ended July 31,		Margin Nine Months Ended July 31,
	2009	2008	2009	2008
CVI	49%	55%	54%	57%
CSI	62%	59%	62%	59%
Consolidated	51%	56%	55%	57%

CVI’s margin was 49% and 54% for the three- and nine-month periods of fiscal 2009 compared with 55% and 57% for the same periods last year. The decline is largely attributed to costs associated with inventory and equipment write offs and idle equipment. Also, CVI initiated a restructuring plan to relocate contact lens manufacturing primarily from Norfolk, Virginia, to existing manufacturing operations in Juana Diaz, Puerto Rico, and Hamble, UK. In the fiscal third quarter of 2009, costs associated with this manufacturing restructuring plan that totaled $4.1 million, primarily severance charges, were recorded as cost of sales and impacted gross margins. As discussed below, we expect to incur similar restructuring costs through the fiscal first quarter of 2011.

CSI’s margin was 62% for the three- and nine-month periods of fiscal 2009 compared with 59% for the same periods last year. The increase is a result of manufacturing efficiencies and a changing product mix including higher margin products marketed directly to hospitals that represent 33% of net sales in the current period compared to 31% in the same period of 2008.

Selling, General and Administrative Expense (SGA)

	Three Months Ended July 31,					Nine Months Ended July 31,
	2009	% Net Sales	2008	% Net Sales	% Change	2009	% Net Sales	2008	% Net Sales	% Change
	($ in millions)
CVI	$79.2	33%	$89.2	38%	(11)%	$228.1	34%	$262.9	40%	(13)%
CSI	14.1	32%	14.8	35%	(4)%	40.5	32%	43.3	35%	(6)%
Headquarters	6.7	—	6.6	—	1%	20.1	—	21.8	—	(8)%

	$100.0	35%	$110.6	40%	(10)%	$288.7	36%	$328.0	42%	(12)%

In the fiscal third quarter of 2009, consolidated SGA decreased by 10% and as a percentage of net sales, decreased to 35% from 40% in the third quarter of 2008 and decreased to 36% from 42% for the nine-month period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CVI’s SGA decreased 11% in the fiscal third quarter, primarily due to increased efficiencies as a result of the rationalization of distribution centers completed in fiscal 2008 and decreased marketing expenses from the prior year that included several new product launches. SGA costs also decreased as a result of the Critical Activity restructuring plan, discussed below, initiated in the fiscal first quarter of 2009. SGA as a percentage of net sales decreased to 33% in the period from 38% in 2008.

CSI’s SGA decreased 4% at 32% of net sales and 6% at 32% of net sales in the three- and nine-month periods of fiscal 2009, respectively, from 35% of net sales in the same periods last year. Marketing, distribution and other general and administration costs decreased primarily due to improved efficiencies from a recent acquisition and decreased legal and stock-based compensation expenses.

Corporate headquarters’ expenses increased 1% to $6.7 million and decreased 8% to $20.1 million in the three- and nine-month period of fiscal 2009. The decrease year to date is primarily due to the $1.9 million reduction of accrued legal costs related to our acquisition of Ocular Sciences, Inc. based on a settlement agreement reached in our fiscal second quarter of 2009.

Research and Development Expense

CVI’s research and development expenditures were 3% of net sales in the three-month period, down 21% from the same period last year. In the fiscal second quarter of 2009, CVI recorded a $3.0 million in-process research and development charge related to the acquisition of certain distribution rights. During the nine-month period ended July 31, 2009, excluding the charge, CVI’s research and development expenditures were 3% of net sales at $18.6 million, down 18% over the same period of fiscal 2008. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

CSI’s research and development expenditures were 3% of net sales for the three- and nine-month periods, at $1.5 million and $3.4 million, respectively, compared to 3% of net sales in both periods of fiscal 2008. CSI’s research and development activities include the upgrade and redesign of many CSI incontinence, assisted reproductive technology and uterine manipulation products, and other gynecological and obstetrical product development activities.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Restructuring Costs

2009 CooperVision Manufacturing Restructuring

In the fiscal third quarter of 2009, CooperVision initiated a restructuring plan to relocate contact lens manufacturing from Norfolk, Virginia, and transfer part of its contact lens manufacturing from Adelaide, Australia, to existing manufacturing operations in Juana Diaz, Puerto Rico, and Hamble, UK (2009 CooperVision manufacturing restructuring plan). This plan is intended to better utilize CVI’s manufacturing efficiencies and reduce its manufacturing expenses through a reduction in workforce of approximately 570 employees. The closure of the Norfolk plant that manufactures about 7% of CooperVision’s annual lens production is primarily the result of increased manufacturing efficiencies gained over the last year. No additional hires are anticipated in Puerto Rico or the UK as part of this plan.

The Company expects to complete restructuring activities in Adelaide, Australia, in our fiscal first quarter of 2010 and in Norfolk, Virginia, in our fiscal first quarter of 2011.

We estimate that the total restructuring costs under this plan will be approximately $25 million, with about $17 million associated with assets, including accelerated depreciation and facility lease and contract termination costs, and about $8 million associated with employee benefit costs, including anticipated severance payments, termination benefit costs, retention bonus payouts and other similar costs. These costs will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the three- and nine-month periods ended July 31, 2009, we reported $4.1 million in cost of sales and as of July 31, 2009, the total accrued restructuring liability, recorded in other current liabilities, was $4.1 million.

Critical Activity Restructuring

In the fiscal first quarter of 2009, CooperVision began a global restructuring plan to focus the organization on our most critical activities, refine our work processes and align costs with prevailing market conditions (Critical Activity restructuring plan). This restructuring plan involves the assessment of all locations’ activities, exclusive of direct manufacturing, and changes to streamline work processes. As a result of the Critical Activity restructuring plan, a number of positions are being eliminated across certain business functions and geographic regions. The Company anticipates the Critical Activity restructuring plan will be completed in our fiscal fourth quarter of 2009.

We estimate that the total restructuring costs under this plan will be approximately $3.9 million, primarily severance and benefit costs, and will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the nine-month period ended July 31, 2009, we reported $0.5 million in cost of sales and $3.4 million in restructuring costs and the total accrued restructuring liability as of July 31, 2009, was $0.6 million.

The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Income

Operating income increased by $3.0 million or 9% and $28.4 or 36% in the three- and nine-month periods, respectively:

	Three Months Ended July 31,					Nine Months Ended July 31,
	2009	% Net Sales	2008	% Net Sales	% Change	2009	% Net Sales	2008	% Net Sales	% Change
	($ in millions)
CVI	$30.0	12%	$29.2	12%	2%	$97.0	14%	$78.3	12%	24%
CSI	10.6	24%	8.4	20%	26%	31.0	24%	23.0	19%	35%
Headquarters	(6.7)	—	(6.6)	—	(1)%	(20.1)	—	(21.8)	—	8%

	$33.9	12%	$31.0	11%	9%	$107.9	14%	$79.5	10%	36%

Interest Expense

Interest expense in the fiscal third quarter decreased by $4.2 million or 27% to 4% of net sales from 5% in the prior year, primarily reflecting a decrease in our long-term borrowings used for capital expenditures and lower interest rates.

Other (Expense) Income, Net

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(In millions)
Interest income	$—	$0.1	$—	$0.3
Gain on extinguishment of debt	—	—	1.8	—
Foreign exchange (loss) gain	(0.2)	2.1	6.6	2.5
Other	—	(0.5)	(0.2)	(0.9)

	$(0.2)	$1.7	$8.2	$1.9

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

Provision for Income Taxes

We recorded tax expense of $0.8 million and $12.4 million in the three- and nine-month periods of fiscal 2009 compared to $(0.4) million and $6.9 million in the same periods last year. Cooper’s effective tax rates (ETR) (provision for income taxes divided by pretax income) for the three- and nine-month periods of fiscal 2009 were 3.4% and 14.9%, respectively. GAAP requires that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provisions for income taxes for the three- and nine-month periods ended July 31, 2008, were (2.1%) and 16.2%.

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(In millions)
Selling, general and administrative expense	$1.9	$3.0	$8.9	$10.0
Cost of sales	0.3	0.2	0.9	1.0
Research and development expense	0.2	—	0.6	(0.2)
Capitalized in inventory	0.3	0.2	0.9	1.0

Total compensation expense	$2.7	$3.4	$11.3	$11.8

Related income tax benefit	$0.9	$0.8	$4.0	$3.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

Third Quarter Highlights

•	Operating cash flow $75.9 million vs. $44.0 million in the fiscal third quarter of 2008.

•	Expenditures for purchases of property, plant and equipment (PP&E) $19.9 million vs. $25.4 million in last year’s third quarter.

Nine-Month Highlights

•	Operating cash flow $144.7 million vs. $55.5 million in the fiscal first nine months of 2008.

•	Expenditures for purchases of PP&E $73.9 million vs. $102.3 million last year.

•	Cash payments for acquisitions totaled $4.1 million vs. $3.7 million last year.

Comparative Statistics

	July 31, 2009	October 31, 2008
	($ in millions)
Cash and cash equivalents	$3.8	$1.9
Total assets	$2,581.4	$2,587.6
Working capital	$305.9	$270.6
Total debt	$839.0	$904.8
Stockholders’ equity	$1,514.4	$1,417.1
Ratio of debt to equity	0.55:1	0.64:1
Debt as a percentage of total capitalization	36%	39%
Operating cash flow - twelve months ended	$185.7	$96.5

Working Capital

The increase in working capital in the fiscal first nine months of 2009 was primarily due to a decrease in accounts payable and short-term borrowings. An increase in our accounts receivable also contributed to the increase. The increase in working capital was partially offset by reductions in inventory and other receivables.

Operating Cash Flow

Cash flow provided by operating activities totaled $144.7 million in the fiscal first nine months of 2009 and $185.7 million over the twelve-month period ended July 31, 2009. Operating cash flow increased primarily due to higher net income and the collection of other receivables, partially offset, as we utilized cash to pay income taxes and accounts payable.

At the end of the fiscal first nine months of 2009, Cooper’s inventory months on hand (MOH) decreased to 6.0 from 7.2 in last year’s first nine months and 8.1 at October 31, 2008. Our

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

days sales outstanding (DSO) decreased to 53 days from 59 days in last year’s first nine months. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flow

The cash outflow of $78.0 million from investing activities was for capital expenditures of $73.9 million primarily to improve manufacturing efficiency and payments of $4.1 million related to acquisitions.

Financing Cash Flow

The cash outflow of $65.0 million from financing activities was driven by net repayments of long-term debt of $57.6 million, net repayments of short-term debt of $6.1 million and dividends paid on our common stock of $1.3 million.

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

Outlook - Global Market and Economic Conditions

In the United States and globally, recent market and economic conditions continue to be challenging with tighter credit conditions and slower economic growth during the first half of 2009. For our fiscal first nine months ended July 31, 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, bank failures and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. and the global economy. These conditions, combined with declining business and consumer confidence and increased unemployment, have contributed to substantial declines in capital markets and consumer confidence.

As a result of these market conditions, the cost and availability of credit continues to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Ongoing turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions do not improve, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in potential adverse effects on our financial condition and results of operations. These conditions appear to have affected the markets for our products as consumers’ spending decreased resulting in slower than projected growth in 2009.

We believe that cash and cash equivalents on hand of $3.8 million plus cash generated by operating activities and borrowing capacity under our existing credit facilities will fund future operations, capital expenditures, cash dividends and small acquisitions. Over the past two fiscal years, the Company has made a significant investment in manufacturing capacity to support our silicone hydrogel and daily disposable contact lens product lines and improved capacity utilization. As a result, we plan to reduce overall capital expenditures related to manufacturing. Management believes that our projected outlook on sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months. At July 31, 2009, we had $236.8 million of available credit.

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

During the fiscal first nine months of 2009, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, for a more complete discussion of our estimates and critical accounting policies.

New Accounting Pronouncements

On May 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820-10-65, formerly FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-65 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820-10-65 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The application of the ASC 820-10-65 did not have an effect on our consolidated net earnings, cash flows or financial position.

On May 1, 2009, the Company adopted ASC 825-10-65, formerly FSP FAS 107-1 and Accounting Principles Board Opinions No. 28-1, Interim Disclosure about Fair Value of Financial Instruments. ASC 825-10-65 requires interim disclosures regarding the fair values of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Concluded

financial instruments that are within the scope of ASC 825, formerly Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, ASC 825-10-65 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The application of ASC 825-10-65 did not have an effect on our consolidated net earnings, cash flows or financial position.

In May 2009, the FASB issued ASC 825, formerly SFAS No. 165, Subsequent Events, which established accounting principles and disclosure requirements for subsequent events. We adopted ASC 825 during the fiscal third quarter of 2009, and the adoption had no effect on our consolidated net earnings, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (SFAS 166), which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. The Company does not anticipate the adoption of SFAS 166, which is effective for the Company for the fiscal year beginning on November 1, 2010, will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). The Company does not anticipate the adoption of SFAS 167, which is effective for the Company for the fiscal year beginning on November 1, 2010, will have a material impact on our consolidated financial statements.

In June 2009, the FASB established that the “FASB Accounting Standards Codification” (Codification) will become the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. Thereby, only one level of authoritative US GAAP will exist, and all other literature will be considered non-authoritative.

The Codification does not change US GAAP. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Codification is effective for the Company beginning in the fiscal fourth quarter of 2009, and we do not anticipate the adoption to have a material impact on our consolidated financial statements.

Trademarks

Aquaform, Avaira, Biofinity, Biomedics and Proclear are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology is a trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2009, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of July 31, 2009, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the derivative action pending in federal court, three similar purported shareholder actions were filed in the Superior Court for the State of California for the County of Alameda. These actions have been consolidated under the heading In re Cooper Companies, Inc. Shareholder Derivative Litigation, Case No. RG06260748. A consolidated amended complaint was filed on September 18, 2006. The consolidated amended complaint names as defendants the same individuals that are the defendants in the federal derivative action. In addition, the complaint names Mr. Fryling, current officers Carol R. Kaufman, Paul L. Remmell, Jeffrey Allan McLean, and Nicholas J. Pichotta and former officers. The Company is a nominal defendant. On November 29, 2006, the Superior Court for the County of Alameda entered an order staying the consolidated action pending the resolution of the federal derivative action.

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

The Cooper Companies, Inc.
(Registrant)

Date: September 4, 2009	/s/ Rodney E. Folden
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