Form 10-K
period 2009-10-31
COOPER COMPANIES INC
filed 2009-12-21
CIK 711404

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009

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

On November 30, 2009, there were 44,839,464 shares of the registrant’s common stock held by non-affiliates with aggregate market value of $1.3 billion on April 30, 2009, the last day of the registrant’s most recently completed fiscal second quarter.

Number of shares outstanding of the registrant’s common stock, as of November 30, 2009: 45,247,674

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held March 17, 2010	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

for the Fiscal Year Ended October 31, 2009

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 and Section 21E of the Securities Exchange Act of 1934. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact. In addition, all statements regarding anticipated growth in our revenue, CooperVision’s manufacturing restructuring plan, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•

Adverse changes in global or regional general business, political and economic conditions due to the current global economic downturn, including the impact of continuing uncertainty and instability of U.S. and international credit markets that may adversely affect the Company’s or its customers’ ability to meet future liquidity needs.

•	Limitations on sales following new product introductions due to poor market acceptance.

•	New competitors, product innovations or technologies.

•	The Company’s failure to realize anticipated savings, or its incurrence of unexpected costs, from CooperVision’s manufacturing restructuring plan.

•

A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, natural disasters, CooperVision’s manufacturing restructuring plan or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses and other hydrogel lenses.

•

Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to claims involving our securities class action and derivative litigation, product liability or patent protection.

•	The impact of acquisitions or divestitures on revenues, earnings or margins.

•	Interest rate and foreign currency exchange rate fluctuations.

•

The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including impaired goodwill as a result of declines in the price of the Company’s common stock or other events.

•	Changes in U.S. and foreign government regulation of the retail optical industry and of the healthcare industry generally.

•	Failures to receive or delays in receiving U.S. or foreign regulatory approvals for products.

•	Failure to obtain adequate coverage and reimbursement from third party payors for our products.

•

Compliance costs and potential liability in connection with U.S. and foreign healthcare regulations, including product recalls, and potential losses resulting from sales of counterfeit and other infringing products.

•	The success of research and development activities and other start-up projects.

•	Dilution to earnings per share from acquisitions or issuing stock.

•	Changes in tax laws or their interpretation and changes in effective tax rates.

•	Changes in accounting principles or estimates.

•	Environmental risks, including significant environmental cleanup costs above those already accrued.

•

Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2009, as such Risk Factors may be updated in quarterly filings.

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

CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians. CSI’s products are primarily manufactured and distributed at its facilities in Trumbull, Connecticut, Stafford, Texas, and Pasadena, California.

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

COOPERVISION

We compete in the worldwide soft contact lens market and service the three primary regions of the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific including Japan. The contact lens market has two major product segments:

•	Spherical lenses include lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

•	Toric and multifocal lenses include lenses that address more complex visual defects in addition to correcting near- and farsightedness.

In order to achieve comfortable and healthy contact lens wear, products are sold with recommended replacement schedules, otherwise defined as modalities, with the primary modalities being single-use, two-week and monthly.

CVI offers spherical, aspherical, toric, multifocal and toric multifocal lens products in all primary modalities. We estimate the worldwide market for contact lenses by modality is 34 percent single-use, 39 percent two-week and 27 percent monthly. To compete successfully in the numerous niches of the contact lens market, companies must offer differentiated products that are priced competitively and manufactured efficiently. CVI believes that it is the only contact lens manufacturer to use three different manufacturing processes to produce its lenses: lathing, cast molding and FIPS™, a cost-effective combination of lathing and molding. This manufacturing flexibility provides CVI with competitive advantage by:

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

In addition, CVI believes that its lenses provide superior comfort through the use of lens edge technology. Cooper’s Proclear® line of spherical, toric and multifocal lenses are manufactured with omafilcon A, a material that incorporates a proprietary Phosphorylcholine (PC) Technology™ that helps enhance tissue-device compatibility. Proclear lenses are the only lenses with FDA clearance for the claim “… may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear.” Mild discomfort relating to dryness during lens wear is a condition that often causes patients to discontinue contact lens wear.

The contact lens market has in recent years experienced a shift toward contact lenses made from silicone hydrogel materials. Silicone hydrogel materials supply a higher level of oxygen to the cornea, as measured by the transmissibility of oxygen through a given thickness of material, or “dk/t,” than traditional hydrogel lenses. The use of these materials in contact lenses has grown significantly, and this material is a major product material in the industry. CVI has launched Biofinity® and Avaira®, silicone hydrogel spherical contact lens products, in the United States, Europe and Asia Pacific, excluding Japan. We also launched a monthly silicone hydrogel toric lens, under the Biofinity label, in the first calendar quarter of 2009.

In addition to its silicone hydrogel and PC Technology™ product offerings, CVI competes in the contact lens market with its single-use products and with traditional hydrogel products utilizing advanced design technologies.

Contact Lens Product Sales

Spheres: CVI’s spherical lens net sales grew 3 percent in fiscal 2009 with disposable sphere growth of 4 percent and single-use spheres, representing 21 percent of CVI’s soft lens net sales, up 15 percent. CVI’s silicone hydrogel spherical lens net sales for fiscal 2009 were $99.7 million or 11 percent of CVI’s soft lens net sales.

Toric and Multifocal: CVI’s toric lens net sales, representing 31 percent of CVI’s soft lens net sales in fiscal 2009, declined 7 percent, due primarily to a trend in the market toward silicone hydrogel toric lenses. CVI’s newly introduced silicone hydrogel toric lens had sales of $12.4 million. Single-use toric lenses grew 71 percent. Multifocal lens sales grew 7 percent.

Proclear: CVI’s PC Technology products – which consist of spherical, toric and multifocal products, including Biomedics® XC and Proclear 1 Day – continued market share gains as sales increased 7 percent in fiscal 2009. Proclear toric sales grew 5 percent, Proclear spheres grew 5 percent and Proclear multifocal lenses grew 14 percent.

CVI Fiscal 2009 Net Sales Growth by Geographic Region

We have experienced sales growth in many geographic regions that we believe will continue and that there will be lower contact lens wearer drop out rates as technology improves. In addition, we believe that there is a continuing shift in practitioner preferences from low-featured “commodity” lenses to higher-value specialty and single-use lenses that supports a favorable world market outlook. This includes a trend to fitting silicone hydrogel lenses.

CVI’s worldwide net sales grew 3 percent in fiscal 2009 over fiscal 2008 with the Americas region representing 43 percent of CVI’s fiscal 2009 worldwide net sales, up 1 percent; EMEA representing 38 percent of worldwide net sales, up 2 percent; and the Asia Pacific region representing 19 percent of worldwide net sales, up 12 percent.

Americas

We estimate the Americas region by modality is 12 percent single-use, 63 percent two-week and 25 percent monthly. CVI Americas net sales growth was driven by sales of our silicone hydrogel spherical and toric lenses, Biofinity and Avaira, totaling $65.9 million, a 7 percent increase in sales of PC Technology lenses and all single-use spherical and toric lens sales increasing 41 percent.

EMEA

We estimate the EMEA region by modality is 38 percent single-use, 12 percent two-week and 50 percent monthly. EMEA net sales growth was driven by sales of silicone hydrogel spherical and toric lenses totaling $41.5 million, a 4 percent increase in PC Technology lens sales, and all single-use spherical and toric lens sales increasing 5 percent. CVI estimates that it is the second largest contact lens supplier in Europe, with direct business units in France, Germany, Holland, Hungary, Italy, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom.

Asia Pacific

We estimate the Asia Pacific region by modality is 54 percent single-use, 31 percent two-week and 15 percent monthly. Asia Pacific net sales growth was driven by sales of single-use spherical and toric lenses up 20 percent and a 96 percent increase in Biofinity spherical lenses.

CVI Competition

The contact lens market is highly competitive. CVI’s three largest competitors in the worldwide market and its primary competitors in the spherical, toric and multifocal lens segments of that market are Johnson & Johnson Vision Care, Inc., CIBA Vision (owned by Novartis AG) and Bausch & Lomb Incorporated.

Recent trends in marketing spherical lenses include a shift toward silicone hydrogel lenses, primarily in the United States, Europe and Japan, and toward single-use lenses. CVI’s primary competitors currently control the majority of the silicone hydrogel segment of the market. CVI is taking market share with its monthly and two-week spherical lens offerings, but its share is still lagging due to the late entry of these products into the market. In Japan, CVI does not have regulatory approval to sell a silicone hydrogel product and only has the rights to market or sell its current two-week silicone hydrogel products.

In the toric lens market, lens manufacturers compete to provide the highest possible level of visual acuity and patient satisfaction by offering a wide range of lens parameters, superior wearing comfort and a high level of customer service, both for patients and contact lens practitioners. CVI believes that its three manufacturing processes yield a wider range of toric lens parameters than its competitors, providing greater choices for patient and practitioner and better visual acuity, and that it offers superior customer services, including high standards of on-time product delivery. However, there is a developing trend in the United States toric lens market toward silicone hydrogel products. CVI launched a monthly silicone hydrogel toric lens, under the Biofinity label, in the first calendar quarter of 2009 and plans to launch a two-week silicone hydrogel toric, under the Avaira label, in fiscal year 2010 that will allow us to compete in this market shift to silicone hydrogel torics.

CVI’s major competitors have greater financial resources and larger research and development budgets and sales forces. Nevertheless, CVI offers a high level of customer service through its direct sales organizations around the world and through telephone sales and technical service representatives who consult with eye care professionals about the use of the Company’s lens products. CVI believes that its sales force is particularly well equipped, through extensive training, to meet the needs of contact lens practitioners and their customers.

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

COOPERSURGICAL

Since its beginning in 1990, CSI has successfully established a leading position among companies providing medical device products to the obstetrics and gynecology medical specialty. Historically, many small medical device companies have supplied the women’s healthcare market with a wide range of products through a fragmented distribution system. CSI’s strategy has been and continues to be to identify and acquire selected smaller companies and product lines that will improve its existing market position or serve new clinical areas. CSI has grown to $170.9 million in net sales both organically and through a series of more than 25 acquisitions. During the past five years, CSI’s net sales grew at a compounded rate of 11 percent with double-digit operating margins and minimal capital expenditure requirements.

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

CSI’s 2009 Net Sales Growth

During 2009, CSI’s net sales grew 2 percent to $170.9 million from $168.3 million in 2008, representing 16 percent of Cooper’s net sales in both periods. Fiscal 2009 sales of products marketed directly to hospitals grew 14% and represent 33% of CSI’s total net sales.

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

Competitive factors in these segments include technological and scientific advances, product quality, price, customer service and effective communication of product information to physicians and hospitals. CSI believes that it competes successfully with its superior sales and marketing and the technological advantages of its products, as well as by developing and acquiring new products, including those used in new medical procedures. As CSI expands its product line, it also offers training for medical professionals in the appropriate use of its products.

CSI is expanding its presence in the significantly larger hospital and outpatient surgical procedure segment of the market that is dominated by larger competitors such as Johnson & Johnson’s Ethicon Endo-Surgery and Ethicon Women’s Health and Urology companies, Boston Scientific and Gyrus ACMI. These competitors have well established positions within the operating room environment. CSI believes its relationship with gynecologic surgeons and focus on devices specific to gynecologic surgery will facilitate its expansion within the surgical segment of the market.

RESEARCH AND DEVELOPMENT

Cooper employs 149 people in its research and development and manufacturing engineering departments, primarily in CVI. External specialists in lens design, formulation science, polymer chemistry, microbiology and biochemistry support product development and clinical research for CVI products. CVI’s research and development activities include programs to develop silicone hydrogel products, product lines utilizing PC Technology and expansion of single-use product lines. CSI conducts research and development in-house and also employs external surgical specialists, including members of its surgical advisory board. CSI’s fiscal 2009 research and development activities were for the upgrade and redesign of existing incontinence, assisted reproductive technology and uterine manipulation products.

Cooper-sponsored research and development expenditures during the fiscal years ended October 31, 2009, 2008 and 2007 were $30.3 million, $35.5 million and $32.7 million, net of acquired in-process research and development of $3.0 million in 2009 and $7.2 million in 2007. Net research and development expenditures represented 3% of net sales in each fiscal year. During fiscal 2009, CVI represented 87% and CSI represented 13% of the total expenditures. We did not participate in any customer-sponsored research and development programs.

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

Device Classification

The FDA classifies medical devices into one of three classes – Class I, II or III – depending on the degree of risk associated with each medical device and the extent of control needed to ensure its safety and effectiveness. Both CVI and CSI develop and market medical devices under different levels of FDA regulation depending on the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval, while Class I and II devices require substantially lower levels of regulation. The majority of CSI’s products are Class II devices.

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

Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations.

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

Other Health Care Regulation

We may be subject to various federal, state and foreign laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly if the physicians or other providers or entities with whom we do business are found to be noncompliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial conditions and results of operations. While we believe that our operations are in material compliance with such laws, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws.

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

RAW MATERIALS

CVI’s raw materials primarily consist of various chemicals and packaging materials and are generally available from more than one source. Asahikasei Aime Co. Ltd. (Asahi) is our sole supplier of the primary material used to make our silicone hydrogel contact lens products, comfilcon A. If Asahi fails to supply sufficient material on a timely basis or at all for any reason, we may suffer a disruption in the supply of our silicone hydrogel contact lens products and may need to switch to an alternative supplier in accordance with our agreement with Asahi.

Raw materials used by CSI are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative supplier on short notice.

MARKETING AND DISTRIBUTION

In the United States, CVI markets its products through its field sales representatives, who call on optometrists, ophthalmologists, opticians, optical chains and distributors. CVI augments its United States sales and marketing efforts with e-commerce, telemarketing and advertising in professional journals. In

Australia, Canada, China, France, Germany, Holland, Hungary, Italy, Japan, Korea, Malaysia, Norway, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom, CVI primarily markets its products through its field sales representatives. In other countries, CVI uses distributors and has given some of them the exclusive right to market its products.

CSI’s products are marketed by a network of field sales representatives and distributors. In the United States, CSI augments its sales and marketing activities by participating in national and regional industry tradeshows and using e-commerce, telemarketing, direct mail and advertising in professional journals.

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

•

Our License Agreement effective as of November 19, 2007, between CooperVision and CIBA Vision AG and CIBA Vision Corporation. This license relates to patents covering CVI’s silicone hydrogel contact lens products, Biofinity® and Avaira®. This license extends until the patents expire in 2014 in the United States and in 2016 outside of the United States.

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

EMPLOYEES

On October 31, 2009, the Company had about 6,600 employees. The Company believes that its relations with its employees are good.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2009 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended October 31, 2009, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Our major competitors in the specialty contact lens business offer competitive products and newer materials, plus a variety of other eye care products including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. Moreover, silicone hydrogel lenses are gaining market acceptance in the specialty lens business, particularly in the U.S., and while we have recently introduced our own competitive silicone hydrogel specialty product, our late introduction of this product versus competitive products may not be sufficient to prevent erosion of our specialty lens market share and margins.

The market for our non-specialty, commodity contact lenses is also intensely competitive and is characterized by declining sales volumes for older product lines and growing demand for silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to successfully introduce new products, on a timely basis in the United States, Europe and Japan, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capabilities. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

To a lesser extent, CVI also competes with manufacturers of eyeglasses and providers of other forms of vision correction including ophthalmic surgery.

There can be no assurance that we will not encounter increased competition in the future, or that our competitors’ newer specialty lens products will not successfully erode CVI’s higher-margin specialty lens business, which could have a material adverse effect on our business, financial condition and results of operations.

In the women’s healthcare segment, competitive factors include technological and scientific advances, product quality, price and effective communication of product information to physicians and hospitals. CSI competes with a number of manufacturers in each of its niche areas, some of which have substantially greater financial and personnel resources and sell a much broader range of products, which may give them an advantage in marketing competitive products.

Current market conditions and recessionary pressures in one or more of our markets could impact our ability to grow our business.

In the United States and globally, current market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower economic growth. The U.S. economy has been in a recession for the past two years and faces continued concerns about the systemic impacts of adverse economic conditions such as inflation, energy costs, geopolitical issues, the availability and cost of credit, and an unstable real estate market. Countries globally are affected by similar systemic impacts. We continue to experience slower than historical growth in contact lens sales, particularly in the U.S. and continue to have lower than historical expectations for market growth in 2010.

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

Product innovations are important in the contact lens business in which CVI competes and in the niche areas of the healthcare industry in which CSI competes. Historically, we did not allocate substantial resources to new product development, but rather purchased, leveraged or licensed the technology developments of others. However, since 2005, we have been investing more in new product development, including the development of silicone hydrogel-based contact lenses. Although our focus is on products that will be marketable immediately or in the short to medium term rather than on funding longer-term, higher risk research and development projects, time commitments, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies that could lead to the obsolescence of one or more of our products. Competitors may also introduce new uses for contact lenses, such as for drug delivery or the control of myopia. Failure to develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

If our products are not accepted by the market, we will not be able to sustain or expand our business.

Certain of our proposed products have not yet been clinically tested or commercially introduced, and we cannot assure that any of them, assuming they receive necessary regulatory approvals, will achieve market acceptance or generate operating profits. In addition, we have been slower to introduce silicone hydrogel specialty contact lens products than our competitors. Market acceptance and customer demand for these products are uncertain. The development of a market for our products may be influenced by many factors, some of which are out of our control, including:

•	acceptance of our products by eye care and women’s healthcare practitioners;

•	the cost competitiveness of our products;

•	consumer reluctance to try and use a new product;

•	regulatory requirements;

•	adequate coverage and reimbursement by third party payors;

•	the earlier release of competitive products, such as silicone hydrogel products, into the market by our competitors; and

•	the emergence of newer and more competitive products.

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

A significant portion of our current operations for CVI are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America and Europe. Approximately 63% and 62% of our net sales for CVI for the years ended October 31, 2009 and 2008, respectively, were derived from the sale of products outside the United States. Further, we believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

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

•	we may find it difficult to comply with a variety of foreign regulatory requirements;

•	general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy;

•	we may find it difficult to manage a large organization spread throughout various countries;

•	foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities;

•	we may have difficulty enforcing agreements and collecting receivables through some foreign legal systems;

•	fluctuations in currency exchange rates could adversely affect our results;

•	we may have difficulty enforcing intellectual property rights in some foreign countries;

•	we do not have rights to market or sell our Biofinity silicone hydrogel products in Japan and we do not have regulatory approval to market and sell Avaira in Japan;

•	we may have difficulty gaining market share in countries such as Japan because of regulatory restrictions and customer preferences; and

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

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events), enforcement action by the FDA or other regulatory body if we are found to be in non-compliance with current Good Manufacturing Practices (cGMPSs) or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In addition, materials, such as silicone hydrogel require improvements to our manufacturing processes to make them cost effective. While we have improved our manufacturing capabilities for our silicone hydrogel products, our failure to continue to develop improvements to our manufacturing processes and reduce our cost of goods could significantly impact our ability to compete.

CVI manufactures molded contact lenses, which represent a significant portion of our contact lens revenues, primarily at our facilities in the United Kingdom and Puerto Rico. CSI manufactures the majority of its products in Trumbull, Connecticut, Stafford, Texas, and Pasadena, California. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities, and because this process is expensive, we have generally not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

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

Our manufacturing operations and processes are required to comply with numerous federal, state and foreign regulatory requirements, including the FDA’s cGMP and QSR regulations, which govern the procedures related to the design, testing, production processes, controls, quality assurance, labeling, packaging, storage, importing, exporting and shipping of our products. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Failure to pass a cGMP, QSR or similar foreign inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays in addition to, among other things, significant fines, suspension of approvals, seizures, recalls or import holds of products, operating restrictions and criminal prosecutions. As a result, any failure to comply with applicable requirements could adversely affect our product sales and profitability.

We are in the process of shutting down manufacturing facilities and have excess manufacturing capacity which may reduce our reported earnings.

We are in the process of shutting down manufacturing facilities completely in Norfolk, Virginia and partially in Adelaide, Australia, and transferring production to our facilities in Puerto Rico and the United Kingdom. Changing production facilities on product lines creates operational risk and products having regulatory approvals tied to the closed facilities will require regulatory approval from the new facility. Any failure to successfully transfer our production could adversely affect our product sales and profitability. In addition, depending on our market growth, we may have more production capacity than necessary to meet future demand. If we are unable to put purchased capacity into production, we may have to write-off new or existing lines which would adversely impact our reported earnings.

We rely on independent suppliers for raw materials and we could experience inventory shortages if we were required to use an alternative supplier on short notice.

We rely on independent suppliers for key raw materials, consisting primarily of various chemicals and packaging materials. Raw materials used by us are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. Asahikasei Aime Co. Ltd. (Asahi) is our sole supplier of the primary material used to make our silicone hydrogel contact lens products, Biofinity and Avaira. If Asahi fails to supply sufficient material on a timely basis or at all for any reason, we may suffer a disruption in the supply of our silicone hydrogel contact lens products and may need to switch to an alternative supplier in accordance with our agreement with Asahi. A disruption in the supply of comfilcon A could disrupt production of our silicone hydrogel contact lens products thereby adversely impacting our ability to market and sell such products and our ability to compete in this important segment of the contact lens market.

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

We have applied for patent protection in the United States and other foreign jurisdictions relating to certain existing and proposed processes and products. We cannot assure that any of our patent applications will be approved. Patent applications in the United States and other foreign jurisdictions are maintained in secrecy for a period of time, which may last until patents are issued, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or the first to file patent applications on such inventions. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure that we will have adequate resources to enforce our patents.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements and assignment agreements, which generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, we cannot assure that these confidentiality agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Furthermore, enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. Certain patents protecting our Proclear line of products are due to expire in fiscal year 2011, which could allow competitors to market and sell products with similar attributes. If we are unable to maintain the proprietary nature of our technologies, we could lose competitive advantage and be materially adversely affected.

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

The laws of other foreign countries in which we do business or contemplate doing business in the future do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in a judicial or administrative proceeding could prevent us from manufacturing and selling our products or prevent us from stopping others from manufacturing and selling competing products, and thereby have a material adverse affect on our business, financial condition and results of operations.

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

We face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury. We also face the risk that defects in the design or manufacture of our products or sales of counterfeit or other infringing products might necessitate a product recall and other actions by manufacturers, distributors or retailers in order to safeguard the health of consumers and protect the integrity of the subject brand. In addition, consumers may halt or delay purchases of a product that is the subject of a claim or recall, or has been counterfeited. We handle some risk with third-party carrier policies that are subject to deductibles and limitations. There can be no assurance that we will not experience material losses due to product liability claims or recalls, or a decline in sales resulting from sales of counterfeit or other infringing products, in the future.

We face risks in connection with securities litigation.

The Company and several of its directors and officers have been named in a consolidated putative securities class action lawsuit and its directors and certain of its officers have been named in two consolidated derivative lawsuits, the nature and status of which are described in Item 3. Legal Proceedings. The consolidated putative securities class action seeks unspecified damages from the Company, and we are unable to estimate the range of potential losses that would be incurred if the plaintiffs in this action were to prevail, or to determine the total effect that it may have on our results of operations, financial position and cash flows. However, legal expenses beyond those presently contemplated to be incurred through trial (currently scheduled for March 2010) or a settlement or adverse judgment on the merits of the Action could have a material adverse effect on the Company’s liquidity, results of operations and financial condition. In addition, securities litigation, irrespective of its merits, is costly to defend and diverts management’s attention and resources, which could adversely affect our business.

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

Exchange rate fluctuations and our foreign currency hedges could adversely affect our financial results.

As a result of our international operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. Our most significant currency exposures are the pound sterling, euro, Japanese yen, Swedish krona and Canadian dollar. We expect to generate an increasing portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. Although we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. These hedges also serve to reduce any gain that we may have made based on favorable foreign currency fluctuations. In addition, to the extent we are unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on our financial condition and results of operations. Finally, because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings and can make it more difficult for our shareholders to understand the relative strengths or weaknesses of the underlying business on a period-over-period comparative basis.

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

We performed our annual impairment test in our fiscal third quarter 2009, and our analysis indicated that we had no impairment of goodwill. The fair value of our reporting units was determined using a combination of the income approach, specifically the discounted cash flow method, and the market valuation approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business.

Actual future results related to assumed variables could differ from our estimates. Goodwill impairment analysis and measurement is a process that requires significant judgment. If our common stock price trades below book value per share, there are changes in market conditions or a future downturn in our business, or the annual goodwill impairment test indicates an impairment of our goodwill, the Company may have to recognize a non-cash impairment of its goodwill that could be material, and could adversely affect our results of operations in the period recognized and also adversely affect our total assets, stockholders’ equity and financial condition.

Increases in our effective tax rates or adverse outcomes resulting from examination of income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations of those laws. In addition, the Internal Revenue Service (IRS) has been auditing the Company’s income tax returns for the years 2005 – 2007, and we are also subject to the examination of our income tax returns by other tax authorities. The outcome of these examinations could have a material adverse effect on our operating results and financial condition.

We operate globally and changes in tax laws could adversely affect our results.

We operate globally and changes in tax laws could adversely affect our results. We have overseas manufacturing, administrative and sales offices and generate substantial revenues and profits in foreign jurisdictions. Recently a number of countries, including the United States, have proposed changes to their tax laws, some of which affect taxation of earnings recognized in foreign jurisdictions. Such changes in tax laws or their interpretation, if adopted, could adversely affect our effective tax rates and our results. In addition, the U.S. Congress is currently considering a number of legislative proposals to reform the U.S. health care system. Certain of these proposals contemplate that a portion of the cost of such proposals would be paid by imposing new fees or taxes on medical device companies. We cannot at this time anticipate which, if any, of these proposals will become law, the magnitude of taxes that would be imposed on the Company under any enacted law, or whether any such taxes will materially affect our profitability.

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

If we fail to recruit and retain the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel. Our success also depends on our ability to recruit, retain and motivate highly skilled sales, marketing, engineering and scientific personnel. Competition for these persons in our industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel.

Provisions of our governing documents and Delaware law, and our rights plan, may have anti-takeover effects.

Certain provisions of our Second Restated Certificate of Incorporation and Amended and Restated By-laws may inhibit changes in control of the Company not approved by our board of directors. These provisions include: (i) advance notice requirements for stockholder proposals and nominations and (ii) the authority of our board to issue without stockholder approval preferred stock with such terms as our board may determine. We will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. Our board of directors extended our preferred stock purchase rights plan, commonly known as a “poison pill,” pursuant to an amended rights agreement dated as of October 29, 2007. The rights agreement is intended to prevent abusive hostile takeover attempts by requiring a potential acquiror to negotiate the terms of an acquisition with our board of directors. However, it could have the effect of deterring or preventing an acquisition of our Company, even if a majority of our stockholders would be in favor of such acquisition, and could also have the effect of making it more difficult for a person or group to gain control of the Company or to change existing management.

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

Development and marketing of our products are subject to strict governmental regulation by foreign regulatory agencies, and failure to receive, or delay in receiving, foreign qualifications could have a material adverse effect on our business.

In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our devices and products in such countries are similar to those of the FDA.

In the European Economic Area, a medical device can only be placed on the market if it is in conformity with the essential requirements set out in the European Directives and implementing regulations that govern medical devices. These Directives prescribe quality programs and standards which must be maintained in order to achieve required ISO certification and to approve the use of CE marking. In order to maintain ISO certification and CE marking quality benchmarks, firms’ quality systems and procedures are subjected to rigorous periodic inspections and reassessment audits.

In many countries, the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. To date, we have not experienced difficulty in complying with these regulations. However, our failure to receive, or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations.

Our products are subject to reporting requirements and recalls, even after receiving regulatory clearance or approval, which could harm our reputation, business and financial results.

After a device is placed on the market, numerous regulatory requirements apply, including the FDA’s cGMP and QSR regulations, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and medical device reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of manufacturing or labeling errors or design defects. Any voluntary or government mandated recall may divert management attention and financial resources and harm our reputation with customers. Any recall involving one of our products could also harm the reputation of the product and the Company and would be particularly harmful to our business and financial results.

Changes in legislation and government regulation of the healthcare industry as well as third-party payors’ efforts to control the costs of healthcare could materially adversely affect our business.

In recent years, an increasing number of healthcare reform proposals have been formulated by the legislative and executive branches of the federal and state governments. The current administration has made health care reform a priority, and there have been a significant number of federal legislative initiatives and reform measures this past year. Pending and future legislative proposals could effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are annual, non-deductible fees on manufacturers or importers of certain prescription drugs, biologics or medical devices offered for sale in the United States, price controls on hospitals, insurance market reforms to expand the availability of health insurance, requirements that companies that sell products to hospitals and other healthcare providers must publicly disclose their prices, and the creation of a government health insurance plan or plan designed to ensure coverage for all citizens. Federal legislation also has been introduced to avoid a 21.2 percent reduction in 2010 payments to physicians for services provided to Medicare patients by revising the applicable statutory formula used to develop the Medicare payment rates. In past years, annual federal legislation avoided reductions stemming from the formula, and current pending legislation would revise the formula to prevent the need for annual legislative adjustments in this area.

This year, new health care reform measures that were passed include appropriation of federal funds to conduct, support or synthesize research that compares and evaluates the risk and benefits, clinical outcomes, effectiveness and appropriateness of products, among other things. The comparative effectiveness research is intended to improve the quality of health care, but how the research will impact coverage, reimbursement or other policies developed by health insurance companies remains unclear. There also continues to be efforts at the federal level to introduce expanded fraud and abuse and anti-referral legislation and to further reduce certain Medicare and Medicaid expenditures by revising coverage and reimbursement policies. A broad range of both similar and more comprehensive healthcare reform initiatives is likely to be considered at the state level. Although it is uncertain which, if any, of these or other proposals will be adopted, the potential for adoption of these proposals affects or may affect our ability to market our products.

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

Other federal legislation affects the manner in which we use and disclose health information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. The Department of Health and Human Services (HHS) has released several rules mandating the use of specified standards with respect to certain healthcare transactions and health information. The electronic transactions rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits. The privacy rule imposes standards governing the use and disclosure of individually identifiable health information. The security rule released by HHS establishes minimum standards for the security of electronic health information, and requires the adoption of administrative, physical and technical safeguards.

Additionally, the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009 was signed into law as part of the stimulus package in February 2009. Previously, HIPAA directly regulated only certain covered entities, such as health care providers and health plans. Under HITECH, certain of HIPAA’s privacy and security standards are now also directly applicable to covered entities’ business associates. As a result, business associates are now subject to civil and criminal penalties for failure to comply with applicable privacy and security rule requirements. Moreover, HITECH creates a new requirement to report any breach of unsecured, individually identifiable health information and imposes penalties on entities that fail to do so.

While we do not believe that we are a covered entity under HIPAA, many of our customers are covered entities subject to HIPAA. Such customers may require us to enter into business associate agreements, which obligate us to safeguard certain health information we obtain in the course of servicing their customers, restrict the manner in which we use and disclose such information and impose liability on us for failure to meet our contractual obligations. Pursuant to the HITECH Act, as business associates, we are now additionally subject to direct governmental enforcement for failure to comply with certain privacy and security requirements. The costs of complying with these contractual obligations, new legal and regulatory requirements, and the potential liability associated with failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Federal and state laws pertaining to healthcare fraud and abuse could materially adversely affect our business, financial condition and results of operations.

We may be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, physician self-referral laws and false claims laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial condition and results of operations. While we believe that our operations are in material compliance with such laws, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Indeed, recent changes in state laws and model codes of ethics have already required us to alter certain of our compliance efforts. For example, in April of 2009, Massachusetts issued regulations governing the conduct of pharmaceutical and medical device manufacturers with respect to healthcare practitioners. This regulation became effective on July 1, 2009 and sets forth what medical device manufacturers may and may not permissibly do with respect to providing meals, sponsoring continuing medical education and otherwise providing payments or items of economic benefit to healthcare practitioners located within the state. Additionally, the regulation requires medical device manufacturers to have in place robust fraud and abuse compliance programs. Other states (e.g., California and Nevada) have adopted similar laws. The Advanced Medical Technology Association (AdvaMed), a trade association representing the interests of medical device manufacturers, has also recently released a revised code of ethics outlining permissible interactions with health care professionals. This code became effective July 1, 2009. These laws, regulations and guidance documents act to limit our marketing practices, require the dedication of resources to ensure compliance, and expose us to additional liabilities.

Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, changes in these laws, regulations, or administrative or judicial interpretations, may require us to further change our business practices or subject our existing business practices to legal challenges, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a summary of Cooper’s principal facilities as of October 31, 2009. Cooper generally leases its office and operations facilities but owns several manufacturing and research and development facilities, including 205,850 square feet in Hamble, United Kingdom, 49,500 square feet in Scottsville, New York, 39,000 square feet in Norfolk, Virginia, and 33,630 square feet in Stafford, Texas. Our lease agreements expire at various dates through the year 2023. The Company believes its properties are suitable and adequate for its businesses.

Location	Approximate Square Feet	Operations
AMERICAS

United States
California	70,780	Executive offices; CVI research & development and CVI administrative offices; CSI manufacturing and distribution
New York	390,277	CVI manufacturing, marketing, distribution and administrative offices
Virginia	66,620	CVI manufacturing and distribution
Connecticut	173,860	CSI manufacturing, marketing, distribution, research & development and administrative offices
Texas	33,630	CSI Manufacturing

Puerto Rico
Juana Diaz	236,172	CVI manufacturing and distribution

Canada
Ontario	40,000	CVI marketing

Brazil
Sao Paulo	6,632	CVI marketing and distribution

EUROPE

United Kingdom
Hampshire	464,427	CVI manufacturing, marketing, distribution, research & development and administrative offices

Belgium
Liege	70,200	CVI distribution

Germany
Berlin	12,916	CSI manufacturing and distribution
Frankfurt	9,964	CVI marketing and distribution

Italy
Milan	29,150	CVI marketing and distribution

France
Nice	12,184	CVI marketing and distribution

ASIA PACIFIC

Japan
Tokyo	51,292	CVI marketing, distribution and administrative offices
Australia
Adelaide	50,877	CVI manufacturing, distribution and administrative offices
Other Pacific Rim	28,777	CVI marketing and distribution

Item 3. Legal Proceedings.

In re Cooper Companies, Inc. Securities Litigation

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

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration, the impact of silicone hydrogel lenses and the Company’s financial projections. On November 28, 2007, the Court dismissed all claims against Mr. Fruth. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. On April 8, 2008, the Court granted a motion by Mr. Neil for judgment on the pleadings as to him. On October 20, 2009, the Court confirmed that Plaintiffs’ financial projection claims had been dismissed in its earlier rulings.

On January 6, 2009, the Court granted plaintiffs’ motion for class certification. The certified class consists of those persons who purchased or otherwise acquired Cooper common stock between July 28, 2004, and November 21, 2005. Discovery in this matter has closed. On October 7, 2009, the Court continued the trial date to March 2, 2010. The Company intends to defend this matter vigorously.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth and Fryling. It also names as defendants current directors Michael Kalkstein, Moses Marx, Steven Rosenberg, Stanley Zinberg, Allan Rubenstein, and one former director. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. The time for the Company to respond to the consolidated amended complaint has not yet passed.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal 2009, the Company did not submit any matters to a vote of the Company’s security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2009 and 2008:

Quarterly Common Stock Price Range Years Ended October 31,	2009		2008
	High	Low	High	Low
Fiscal Quarter Ended
January 31	$21.00	$10.17	$44.94	$36.54
April 30	$30.52	$17.58	$41.66	$29.71
July 31	$31.40	$23.84	$41.45	$33.49
October 31	$31.43	$23.55	$38.37	$15.04

At November 30, 2009, there were 812 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of about $2.7 million in both 2009 and 2008. Dividends are paid when, as and if declared at the discretion of our board of directors from funds legally available for that purpose. Our board of directors periodically reviews our dividend policy and considers the Company’s earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Performance Graph

The following graph compares the cumulative total return on the Company’s common stock with the cumulative total return of the Standard & Poor’s Smallcap 600 Stock Index (which includes the Company) and the Standard & Poor’s Health Care Equipment Index for the five-year period ended October 31, 2009. The graph assumes that the value of the investment in the Company and in each index was $100 on October 31, 2004, and assumes that all dividends were reinvested.

*	$100 invested on 10/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending October 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	10/04	10/05	10/06	10/07	10/08	10/09
The Cooper Companies, Inc.	$100.00	$97.94	$82.10	$59.91	$23.54	$40.12
S&P Smallcap 600	$100.00	$115.27	$133.83	$149.28	$100.85	$106.46
S&P Health Care Equipment	$100.00	$100.38	$102.34	$112.85	$97.33	$92.98

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	6,170,467	$43.20	1,629,597
Equity compensation plans not approved by shareholders	—	—	—

Total	6,170,467	$43.20	1,629,597

(1)

The amount of total securities to be issued under Company equity plans shown in Column A includes 323,151 Restricted Stock Units granted pursuant to the Company’s equity plans. These awards are for the distribution of shares to the grant recipient upon the completion of time-based holding periods and do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B. The amount of total securities does not include performance share awards as these awards are for the distribution of shares to the grant recipient based on the satisfaction of future performance targets.

(2)

Includes information with respect to the 2007 Long-Term Incentive Plan for Employees of The Cooper Companies, Inc. (“2007 Plan”), which was approved by stockholders on March 20, 2007, and provides for the issuance of up to 3,700,000 shares of Common Stock, and the 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. (the “Directors’ Plan”), which was approved by stockholders on March 21, 2006 and provides for the issuance of up to 650,000 shares of Common Stock. As of October 31, 2009, up to 1,427,731 shares of Common Stock may be issued pursuant to the 2007 Plan and 201,866 shares of Common Stock may be issued pursuant to the Directors’ Plan. Also includes information with respect to the 1998 Long-Term Incentive Plan (“1998 Plan”), the 1996 Long Term Incentive Plan for Non-Employee Directors and the Second Amended and Restated 2001 Long Term Incentive Plan (“2001 Plan”) of The Cooper Companies, Inc., which were originally approved by stockholders on March 21, 1996 and March 28, 2001. The 1998 Plan, 1996 Director Plan and 2001 Plan have all expired by their terms, but up to 3,566,608 shares of Common Stock may be issued pursuant to awards that remain outstanding under these plans.

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31,
(In thousands, except per share amounts)	2009	2008	2007	2006	2005
Consolidated Operations
Net sales	$1,080,421	$1,047,375	$945,240	$858,960	$806,617

Gross profit	$596,494	$610,030	$519,531	$525,977	$496,832

Income before income taxes	$114,828	$76,207	$672	$73,337	$108,457
Provision for income taxes	14,280	10,731	11,864	7,103	16,735

Net income (loss)	100,548	65,476	(11,192)	66,234	91,722
Add interest charge applicable to convertible debt, net of tax	—	1,394	—	2,090	2,096

Income (loss) for calculating diluted earnings per share	$100,548	$66,870	$(11,192)	$68,324	$93,818

Diluted earnings (loss) per share	$2.21	$1.43	$(0.25)	$1.44	$2.04

Diluted shares excluding shares applicable to convertible debt	45,478	45,117	44,707	44,979	43,393
Shares applicable to convertible debt	—	1,727	—	2,590	2,590

Average number of shares used to compute diluted earnings per share	45,478	46,844	44,707	47,569	45,983

Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06

Consolidated Financial Position
Current assets	$503,878	$526,032	$517,522	$456,951	$443,714
Property, plant and equipment, net	602,568	602,654	604,530	496,357	379,785
Goodwill	1,257,029	1,251,699	1,289,584	1,241,807	1,185,094
Other intangible assets, net	114,700	130,587	145,833	147,160	151,413
Other assets	73,732	76,644	38,700	35,049	35,869

	$2,551,907	$2,587,616	$2,596,169	$2,377,324	$2,195,875

Short-term debt	$9,844	$43,013	$46,514	$61,366	$72,260
Other current liabilities	165,570	212,394	239,966	215,264	185,362
Long-term debt	771,630	861,781	830,116	681,286	632,652
Other liabilities	64,521	53,352	20,086	16,176	16,331

Total liabilities	1,011,565	1,170,540	1,136,682	974,092	906,605
Stockholders’ equity	1,540,342	1,417,076	1,459,487	1,403,232	1,289,270

	$2,551,907	$2,587,616	$2,596,169	$2,377,324	$2,195,875

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

We discuss below the results of our operations for fiscal 2009 compared with fiscal 2008 and the results of our operations for fiscal 2008 compared with fiscal 2007. Certain prior period amounts have been reclassified to conform to the current period’s presentation. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, recent events affecting the economy as a whole, including the uncertainty and instability of the United States and international credit markets and ongoing recessionary pressures in the United States and globally, continue to represent a risk to our forecasted performance for fiscal year 2010 and beyond.

We believe that CVI will continue to compete successfully in the worldwide contact lens market with its disposable spherical, toric and multifocal contact lenses offered in a variety of materials including using phosphorylcholine (PC) Technology™ and silicone hydrogel Aquaform® technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and the shift in practitioner preferences from low-featured “commodity” lenses to higher-value specialty and single-use lenses continue to support a favorable world market outlook. CVI expects greater market penetration in Europe and Asia as we roll out new products and continue to expand our presence in those regions.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. The Company launched Biofinity® sphere in 2007 and Avaira® sphere in 2008, both silicone hydrogel contact lens products. While customer reaction for these products has been favorable, our future growth may be limited by our late entry into the silicone hydrogel segment of the market. In addition to spheres, competitive silicone hydrogel toric products are making substantial gains in market share and represent a risk to our toric business. We launched a monthly silicone hydrogel toric lens, under the Biofinity label, in the first calendar quarter of 2009 and plan to launch a two-week silicone hydrogel toric, under the Avaira label, in fiscal year 2010. We believe that these products will allow us to compete in this market shift to silicone hydrogel torics. Our ability to succeed with silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.

We launched Proclear® 1 Day in Japan in the first calendar quarter of 2009. We are also in the process of developing a number of new contact lens products to enhance CVI’s broad and competitive worldwide product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology™ materials and new lens designs, including toric and multifocal lenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CSI is a leader in the fragmented medical device segment of women’s healthcare with strong brand awareness and market focused product offerings that appeal to an extensive customer base. CSI has been successful in identifying and acquiring selected smaller companies and product lines that improve its existing market position or serve new clinical areas. We intend to continue to invest in CSI’s business through acquisitions of companies and product lines.

Regarding capital resources, we believe that cash and cash equivalents on hand of $3.9 million plus cash from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and acquisitions.

2009 Compared with 2008

Highlights: 2009 vs. 2008

•	Net sales up 3% to $1.08 billion from $1.05 billion in fiscal year 2008.

•	Gross margin 55% of net sales down from 58%.

•	Operating income up 18% to $149.9 million from $127.0 million.

•	We recorded interest expense of $44.1 million for fiscal year 2009 compared to $50.8 million for 2008.

•	Diluted earnings per share up 55% to $2.21 from $1.43.

•	Operating cash flow $223.1 million up 131% from $96.5 million.

Selected Statistical Information – Percentage of Net Sales and Growth

Years Ended October 31,	2009	% Change		2008	% Change		2007
Net sales	100%	3%		100%	11%		100%
Cost of sales	45%	11%		42%	3%		45%

Gross profit	55%	(2%	)	58%	17%		55%
Selling, general and administrative expense	36%	(9%	)	41%	5%		43%
Research and development expense	3%	(6%	)	3%	(11%	)	4%
Amortization of intangibles	2%	6%		2%	4%		3%

Operating income	14%	18%		12%	177%		5%

Net Sales

Cooper’s two business units, CVI and CSI generate all of our sales.

•	CVI develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision care market.

•	CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Our consolidated net sales grew by 3% in 2009 and 11% in 2008. CVI achieved 3% net sales growth primarily on growth of disposable lenses, including single-use lenses, and the sale of our silicone hydrogel lenses, Biofinity and Avaira. CSI achieved 2% net sales growth in 2009 primarily due to 14% growth on products marketed directly to hospitals.

Net Sales Growth

($ in millions)	2009 vs. 2008		2008 vs. 2007
Business unit
CVI	$30.5	3%	$88.6	11%
CSI	$2.6	2%	$13.6	9%

CVI Net Sales

Practitioner and patient preferences in the worldwide contact lens market continue to change. The major shifts are from:

•

Commodity spherical lenses to value-added spherical lenses such as continuous wear lenses and lenses to alleviate dry eye symptoms as well as lenses with aspherical optical properties or higher oxygen permeable lenses such as silicone hydrogels.

•	Commodity lenses to toric and multifocal lenses.

•

Conventional lenses replaced annually to disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months.

CVI’s product lines of toric and multifocal lenses, PC Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses position us to take advantage of these trends. CVI’s silicone hydrogel spherical lens products, Biofinity and Avaira, are marketed in the United States, Europe and Asia Pacific, excluding Japan. However, we believe that it is important to develop a full range of toric and multifocal silicone hydrogel products due to increased pressure from silicone hydrogel toric products offered by our major competitors. CVI launched Biofinity toric, a silicone hydrogel toric lens in the first calendar quarter of 2009. CVI also plans to launch a second silicone hydrogel toric lens, Avaira toric, in fiscal year 2010.

CVI introduced the following products during fiscal 2009:

•	Proclear 1 Day in Japan

•	Biofinity toric in the United States, Europe and Asia Pacific, excluding Japan

Contact lens revenue includes sales of conventional, disposable, long-term extended wear lenses and single-use lenses, some of which are aspherically designed, and toric, multifocal and cosmetic lenses.

•	Proclear aspheric, toric and multifocal lenses, manufactured using proprietary phosphorylcholine (PC) Technology, help enhance tissue/device compatibility and offer improved lens comfort.

•	Biofinity and Avaira aspheric and toric lenses, manufactured using proprietary silicone hydrogel Aquaform Technology, increase oxygen transmissibility for longer wear.

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

•	Toric lenses correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Multifocal lens designs correct presbyopia.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

CVI Net Sales by Region

($ in millions)	2009	2008	Growth
Americas	$392.8	$387.8	1%
EMEA	345.1	337.8	2%
Asia Pacific	171.6	153.4	12%

	$909.5	$879.0	3%

CVI’s worldwide net sales grew 3%, 4% in constant currency. Americas sales grew 1%, 2% in constant currency, primarily due to market gains of CVI’s silicone hydrogel spherical and toric lenses, Biofinity and Avaira, PC Technology lenses and single-use lenses. EMEA sales grew 2%, 7% in constant currency, driven by increases in sales of Biofinity spherical and toric lenses and PC Technology lenses, including Proclear 1 Day lenses. Sales to the Asia Pacific region grew 12%, 6% in constant currency, primarily due to sales growth of single-use spherical and toric products and Biofinity lenses.

Net sales growth includes increases in single-use spheres up 15%, at $190.2 million, all disposable spheres up 4% and total spheres up 3%. Silicone hydrogel spheres had sales of $99.7 million primarily in the United States and Europe. Our newly introduced silicone hydrogel toric lenses had sales of $12.4 million and single-use torics grew 71%, but total torics declined 7% primarily due to a continuing trend in the market toward silicone hydrogel toric lenses. Disposable multifocal lens sales grew 9% to $59.8 million. Older conventional lens products declined 20%, and cosmetic lenses declined 10%. Proclear products continued global market share gains as Proclear toric sales increased 5%, Proclear 1 Day spheres increased 59% and Proclear multifocal lenses increased 14%.

CVI’s sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix have influenced CVI’s sales growth, average realized prices by product have not materially influenced sales growth.

CSI Net Sales

CSI’s net sales increased 2% to $170.9 million. Sales of products marketed directly to hospitals grew 14% and now represent 33% of CSI’s sales. Women’s healthcare products used primarily by obstetricians and gynecologists generate 96% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. While unit growth and product mix have influenced organic sales growth, average realized prices by product have not materially influenced organic sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

2008 Compared with 2007

Highlights: 2008 vs. 2007

•	Net sales up 11% to $1.05 billion from $945.2 million in fiscal year 2007.

•	Gross profit up 17%; gross margin increased to 58% of net sales from 55%.

•	Operating income up to $127.0 million from $45.9 million.

•	We recorded tax expense of $10.7 million for fiscal year 2008 compared to $11.9 million for fiscal year 2007.

•	Diluted earnings per share $1.43 up from a loss per share of 25 cents.

•

Results for 2008 include $30.6 million of production start up costs, $1.9 million of distribution rationalization costs, $2.5 million of other restructuring and integration costs, $3.4 million of intellectual property and securities litigation costs and $2.9 million write-off of the debt issuance costs of our amended and restated credit agreement. Results from 2007 included $119.1 million of similar items.

Selected Statistical Information – Percentage of Net Sales and Growth

Years Ended October 31,	2008	% Change		2007	% Change		2006
Net sales	100%	11%		100%	10%		100%
Cost of sales	42%	3%		45%	28%		39%

Gross profit	58%	17%		55%	(1%	)	61%
Selling, general and administrative expense	41%	5%		43%	14%		42%
Research and development expense	3%	(11%	)	4%	15%		4%
Restructuring costs	—	(84%	)	1%	52%		1%
Amortization of intangibles	2%	4%		2%	13%		1%

Operating income	12%	177%		5%	(59%	)	13%

Net Sales

Our consolidated net sales grew by 11% in 2008 and 10% in 2007. CVI achieved 11% net sales growth primarily on growth of disposable lenses, including single-use lenses, and the sale of our silicone hydrogel lenses, Biofinity and Avaira. CSI achieved 9% net sales growth in 2008 primarily due to 6% organic growth including products marketed directly to hospitals.

Net Sales Growth

($ in millions)	2008 vs. 2007		2007 vs. 2006
Business unit
CVI	$88.6	11%	$56.3	8%
CSI	$13.6	9%	$30.0	24%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

In 2008, CVI launched Biofinity and Avaira, its silicone hydrogel spherical lens products in the United States, Europe and Asia Pacific, excluding Japan. CVI’s toric products are facing increased pressure due to the launch of silicone hydrogel toric products by its major competitors. CVI began production of Biofinity toric, a silicone hydrogel toric lens, and launched this product in fiscal 2009.

CVI introduced the following products during 2008:

•	Avaira, a two-week silicone hydrogel spherical lens.

•	Expanded power ranges for Biofinity, a monthly silicone hydrogel spherical lens.

•	Expanded power ranges for Proclear 1 Day, a PC Technology, single-use spherical lens.

CVI Net Sales by Region

($ in millions)	2008	2007	Growth
Americas	$387.8	$360.6	8%
EMEA	337.8	300.3	13%
Asia Pacific	153.4	129.6	18%

	$879.0	$790.5	11%

CVI’s worldwide net sales grew 11%, 8% in constant currency. Americas sales grew 8%, 7% in constant currency, primarily due to market gains of CVI’s silicone hydrogel lenses, Biofinity and Avaira, PC Technology lenses and single-use lenses. EMEA sales grew 13%, 6% in constant currency, driven by increases in sales of Biofinity, disposable toric and disposable sphere products, including Proclear 1 Day lenses. Sales to the Asia Pacific region grew 18%, 14% in constant currency, primarily due to significant sales growth of single-use and other disposable sphere products, disposable toric products and Biofinity lenses.

Net sales growth includes increases in single-use spheres up 45%, at $165.3 million, all disposable spheres up 18% and total spheres up 16%. Biofinity had sales of $50.7 million primarily in Europe and the United States, and Avaira had sales of $7.6 million in the United States. Disposable toric sales grew 11% with total toric sales up 8% and disposable multifocal sales up 26%. CVI’s line of specialty lenses grew 10%. Older conventional lens products declined 14%, and cosmetic lenses declined 2%. Proclear products continued global market share gains as Proclear toric sales increased 39% to $72.2 million, Proclear spheres, including Biomedics® XC and Proclear 1 Day, increased 22% to $124.6 million and Proclear multifocal lenses, including Biomedics XC, increased 40% to $44.4 million.

CVI’s sales growth was driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix have influenced CVI’s sales growth, average realized prices by product have not materially influenced sales growth.

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

2009 Compared to 2008 and 2008 Compared to 2007

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2009	2008	2007
CVI	54%	58%	54%
CSI	60%	59%	59%
Consolidated	55%	58%	55%

CVI’s margin was 54% in fiscal 2009 compared with 58% in fiscal 2008. The decline is largely attributed to costs associated with inventory and equipment write-offs and idle equipment. Also, in our fiscal third quarter of 2009, we initiated the 2009 CooperVision Manufacturing restructuring plan to move contact lens manufacturing primarily from Norfolk, Virginia, to existing manufacturing operations in Juana Diaz, Puerto Rico, and Hamble, UK. In fiscal 2009, $5.0 million of costs associated with this manufacturing restructuring plan, primarily severance charges and accelerated depreciation, were recorded as costs of sales. As discussed below, we expect to incur similar costs related to this manufacturing restructuring plan through the fiscal first quarter of 2011.

CSI’s margin was 60% in fiscal 2009 and 59% in fiscal 2008. Gross margin reflects CSI’s emphasis on organic growth, and the increase is a result of manufacturing efficiencies along with a changing product mix including higher margin products marketed directly to hospitals that represent 33% of net sales in fiscal 2009 compared to 30% in fiscal 2008.

Selling, General and Administrative Expense (SGA)

(In millions)	2009	2008	2007
CVI	$309.9	$342.5	$322.0
CSI	53.7	57.7	54.5
Headquarters	28.0	29.1	31.5

	$391.6	$429.3	$408.0

Consolidated SGA decreased by 9% in 2009 and increased 5% in 2008 and 14% in 2007. As a percentage of net sales, consolidated SGA decreased to 36% in 2009 from 41% in fiscal 2008 and 43% in 2007. The decrease in SGA is primarily due to recessionary cost control measures partially offset by costs supporting increased sales levels and lenses used in marketing programs.

CVI’s SGA decreased 10% in fiscal 2009, primarily due to increased efficiencies as a result of the rationalization of distribution centers completed in fiscal 2008 and decreased marketing expenses from the prior year that included several new product launches. SGA costs also decreased as a result of the Critical Activity restructuring plan, discussed below, initiated in the fiscal first quarter of 2009. SGA as a percentage of net sales decreased to 34% in 2009 from 39% in 2008 and 41% in 2007.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CSI’s SGA decreased 7% at 31% of net sales in fiscal 2009 from 34% of net sales in fiscal 2008. Marketing, distribution and other general and administration costs decreased primarily due to improved efficiencies from a recent acquisition and decreased legal and share-based compensation expenses. Fiscal 2008 SGA increased 6% over 2007 on increased selling and distribution costs to support the emphasis on organic sales growth.

Corporate headquarters’ SGA, which decreased 4% to $28.0 million in 2009 and decreased 8% to $29.1 million in 2008, were 3% of consolidated net sales in both periods. The decrease in 2009 was primarily due to the $1.9 million reduction of accrued legal costs related to our acquisition of Ocular Sciences, Inc. based on a settlement agreement reached in our fiscal second quarter of 2009. The decrease in 2008 was primarily due to expense recovery related to forfeitures of share-based awards.

Research and Development Expense

Research and development (R&D) expense decreased 6% in 2009 and 11% in 2008 and was 3% of sales in 2009 and 2008, and 4% of sales in 2007. R&D expense was $33.3 million in 2009, $35.5 million in 2008 and $39.9 million in 2007. R&D expense included acquired in-process research and development of $3.0 million in 2009 for CVI and $7.2 million in 2007 for CSI.

CVI’s 2009 research and development expenditures were $25.9 million, net of acquired in-process R&D, down 16% from $30.7 million in 2008, which represented an 11% increase over 2007. In fiscal 2009, CVI recorded a $3.0 million in-process research and development charge related to the acquisition of certain distribution rights. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC technology.

CSI’s research and development expenditures were $4.4 million, down 8% in 2009 and $4.7 million, down 7% in 2008, net of acquired in-process R&D, representing 3% of net sales in each period. In 2007, R&D expense included acquired in-process research and development of $7.2 million. CSI’s research and development activities include the upgrade and redesign of many CSI incontinence, assisted reproductive technology and uterine manipulation products and other gynecological and obstetrical product development activities.

Restructuring Costs

2009 CooperVision Manufacturing Restructuring Plan

In the fiscal third quarter of 2009, CooperVision initiated a restructuring plan to relocate contact lens manufacturing from Norfolk, Virginia, and transfer part of its contact lens manufacturing from Adelaide, Australia, to existing manufacturing operations in Juana Diaz, Puerto Rico, and Hamble, UK (2009 CooperVision Manufacturing restructuring plan). This plan is intended to better utilize CVI’s manufacturing efficiencies and reduce its manufacturing expenses through a reduction in workforce of approximately 480 employees. The Norfolk plant manufactures about 7% of CooperVision’s annual lens production; however, no additional hires are anticipated in Puerto Rico or the UK, as part of this plan, due to recent gains in manufacturing efficiencies.

The Company expects to complete restructuring activities in Adelaide, Australia, in our fiscal first quarter of 2010 and in Norfolk, Virginia, in our fiscal first quarter of 2011.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

We estimate that the total restructuring costs under this plan will be approximately $24 million, with about $17 million associated with assets, including accelerated depreciation and facility lease and contract termination costs, and about $7 million associated with employee benefit costs, including anticipated severance payments, termination benefit costs, retention bonus payouts and other similar costs. These costs are reported as cost of sales or restructuring costs in our Consolidated Statements of Operations. In the year ended October 31, 2009, total costs $5.1 million including $3.6 million of employee benefit costs and $1.5 million of non-cash costs associated with assets are reported as $5.0 million in cost of sales and $0.1 million in restructuring costs. At October 31, 2009, the total accrued restructuring liability, recorded in other accrued liabilities, was $3.0 million.

Critical Activity Restructuring Plan

In the fiscal first quarter of 2009, CooperVision began a global restructuring plan to focus the organization on our most critical activities, refine our work processes and align costs with prevailing market conditions (Critical Activity restructuring plan). This restructuring plan involved the assessment of all locations’ activities, exclusive of direct manufacturing, and changes to streamline work processes. As a result of the Critical Activity restructuring plan, a number of positions were eliminated across certain business functions and geographic regions. The Company substantially completed the Critical Activity restructuring plan in our fiscal fourth quarter of 2009.

The total restructuring costs under this plan were $4.3 million, primarily severance and benefit costs, and are reported as cost of sales or restructuring costs in our Consolidated Statements of Operations. In the year ended October 31, 2009, we reported $0.5 million in cost of sales and $3.8 million in restructuring costs. At October 31, 2009, the total accrued restructuring liability, recorded in other accrued liabilities was $0.6 million.

The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

Amortization of Intangibles

Amortization of intangibles was $17.9 million in 2009, $16.8 million in 2008 and $16.2 million in 2007. Amortization expense in fiscal 2009 includes a $1.5 million charge for a CSI license that no longer has value.

Operating Income

Operating income grew $104.0 million, or 227%, between 2007 and 2009, increasing 18% or $22.9 million in 2009, and 177% or $81.1 million in 2008.

Years Ended October 31, ($ in millions)	2009	2008	2007
CVI	$138.3	$123.4	$57.2
CSI	39.6	32.7	20.1
Headquarters	(28.0)	(29.1)	(31.4)

	$149.9	$127.0	$45.9

Percent growth (decline)	18%	177%	(59%	)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Interest Expense

Interest expense decreased 13% to $44.1 million in 2009, following an increase of 19% to $50.8 million in 2008 from $42.7 million in 2007. The fiscal 2009 decrease primarily reflects a decrease in our long-term borrowings used for capital expenditures and lower interest rates. The fiscal 2008 increase included the write-off of $3.0 million of unamortized costs related to the repurchase of our 2.625% Convertible Senior Debentures, and excluding such costs, interest expense increased 12% in 2008. We had $764.0 million in loans on our credit facility on October 31, 2009, compared to $861.4 million outstanding on October 31, 2008.

Other Income (Expense), Net

Years Ended October 31, (In millions)	2009	2008	2007
Interest income	$0.4	$0.3	$0.4
Gain on extinguishment of debt	1.8	—	—
Foreign exchange gain (loss)	7.0	0.4	(3.0)
Other (expense) income	(0.1)	(0.7)	0.1

	$9.1	$—	$(2.5)

Provision for Income Taxes

We recorded tax expense of $14.3 million for fiscal year 2009 compared to $10.7 million for fiscal year 2008 based on effective tax rates of 12.4% and 14.0% for 2009 and 2008, respectively. The decrease in the effective tax rate is driven by changes in our geographic mix of income.

Share-Based Compensation Plans

The Company grants various share-based compensation awards, including stock options, performance shares, restricted stock and restricted stock units. The share-based compensation and related income tax benefit recognized in the consolidated financial statements in fiscal year 2009 was $13.0 million and $4.2 million, respectively, compared to $14.9 million and $4.0 million, respectively, in fiscal year 2008. As of October 31, 2009, there was $12.8 million of total unrecognized compensation cost related to share-based compensation, which is expected to be recognized over a weighted average remaining vesting period of 1.4 years for nonvested stock options and restricted stock units. Cash received from options exercised under all share-based compensation arrangements for fiscal 2009 and 2008 was $1.1 million and $6.3 million, respectively.

The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company estimates stock option forfeitures based on historical data for each employee grouping, and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed. These adjustments totaled $2.9 million in fiscal year 2009 and $3.2 million in fiscal year 2008.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CAPITAL RESOURCES AND LIQUIDITY

2009 Highlights

•	Operating cash flow $223.1 million, compared to $96.5 million in 2008.

•	Expenditures for purchases of property, plant and equipment $93.9 million, compared to $124.9 million in 2008.

•	Total debt decreased to $781.5 million from $904.8 million in 2008.

Comparative Statistics

Years Ended October 31, ($ in millions)	2009	2008
Cash and cash equivalents	$3.9	$1.9
Total assets	$2,551.9	$2,587.6
Working capital	$328.5	$270.6
Total debt	$781.5	$904.8
Stockholders’ equity	$1,540.3	$1,417.1
Ratio of debt to equity	0.51:1	0.64:1
Debt as a percentage of total capitalization	34%	39%

Working Capital

The increase in working capital in fiscal 2009 was primarily due to decreases in short-term debt, accounts payable and other current liabilities. An increase in our trade accounts receivable also contributed to the increase. The increase in working capital was partially offset by the decrease in inventory.

Operating Cash Flows

Cash flow provided from operating activities continued as Cooper’s major source of liquidity, totaling $223.1 million in fiscal 2009 and $96.5 million in 2008. Operating cash flow increased primarily due to higher net income.

At the end of fiscal 2009, Cooper’s inventory months on hand (MOH) were 6.3 compared to 8.1 at fiscal year-end 2008. Our days sales outstanding (DSO) decreased to 55 days at October 31, 2009, from 59 days at October 31, 2008. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flows

The cash outflow of $98.6 million from investing activities in fiscal 2009 was for capital expenditures of $93.9 million primarily to improve manufacturing capacity and payments of $4.7 million related to acquisitions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Financing Cash Flows

The cash outflow of $122.7 million from financing activities in fiscal 2009 was driven by net repayments of long-term debt of $85.3 million and short-term debt of $36.0 million, along with dividends on our common stock of $2.7 million. The outflow was partially offset by proceeds of $1.1 million from the exercise of stock options.

Risk Management

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Swedish krona and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit varies with the London Interbank Offered Rate. Our significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through May 2011. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 8 to the consolidated financial statements.

On January 31, 2007, Cooper entered into a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% senior notes due 2015 of which $339 million are outstanding. (See Note 7 to the consolidated financial statements). KeyBank led the Revolver refinancing, and the Revolver matures on January 31, 2012.

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

Outlook – Global Market and Economic Conditions

In the United States and globally, recent market and economic conditions continue to be challenging with tighter credit conditions and slower economic growth during 2009. For our fiscal year ended October 31, 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, bank failures and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the United States and the global economy. These conditions, combined with declining business and consumer confidence and increased unemployment, have contributed to substantial declines in capital markets and consumer confidence.

As a result of these market conditions, the cost and availability of credit continues to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

investors to reduce, and in some cases, cease to provide funding to borrowers. Ongoing turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions do not improve, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in potential adverse effects on our financial condition and results of operations. These conditions appear to have affected the markets for our products as consumer spending decreased resulting in slower growth in 2009.

We believe that cash and cash equivalents on hand of $3.9 million plus cash generated by operating activities and borrowing capacity under our existing credit facilities will fund future operations, capital expenditures, cash dividends and acquisitions. Over the past two fiscal years, the Company has made a significant investment in manufacturing capacity to support our silicone hydrogel and daily disposable contact lens product lines and improved capacity utilization. As a result, we plan to reduce overall capital expenditures related to manufacturing. Management believes that our projected outlook on sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months. At October 31, 2009, we had $290.6 million of available credit, and we are in compliance with financial covenants related to our credit facilities.

OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2009, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	Total	2010	2011 & 2012	2013 & 2014	2015 & Beyond
Contractual obligations:
Long-term debt	$764.4	$—	$425.0	$—	$339.4
Capital lease	10.0	2.8	7.2	—	—
Interest payments	155.2	38.5	58.3	48.4	10.0
Operating leases	172.7	30.1	52.7	23.0	66.9

Total contractual obligations	1,102.3	71.4	543.2	71.4	416.3
Commercial commitments:
Stand-by letters of credit	0.2	0.2	—	—	—

Total	$1,102.5	$71.6	$543.2	$71.4	$416.3

The expected future benefit payments for pension plans through 2019 are disclosed in Note 11. Employee Benefits.

Inflation and Changing Prices

Inflation has had no appreciable effect on our operations in the last three fiscal years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

New Accounting Pronouncements

In December 2007, the Financial Accounting standards Board (FASB) issued new accounting standards for business combinations under Accounting Standards Codification (ASC) 805, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The new standards also establish disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued additional standards under ASC 805-20 to clarify initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted the requirements of this standard on November 1, 2009, the first day of our fiscal year ending October 31, 2010. The impact of the adoption of these new standards will depend on the nature and extent of business combinations occurring on or after November 1, 2009.

In December 2008, the FASB issued new standards under ASC 715-20, which provides guidance on an employer’s disclosure about the major categories of plan assets and concentrations of risk for these plan assets of a defined benefit pension or other postretirement plan. Further, it requires employers to disclose information about fair value measurements of plan assets. The new standards under ASC 715-20 will be adopted by the Company in its consolidated financial statements for the fiscal year ending October 31, 2010, on a prospective basis. The Company does not anticipate the adoption of this standard will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the derecognition guidance in ASC 860 and eliminates the exemption from consolidation for qualifying special-purpose entities. The Company does not anticipate the adoption, which is effective for the Company for the fiscal year beginning on November 1, 2010, will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The Company does not anticipate the adoption, which is effective for the Company for the fiscal year beginning on November 1, 2010, will have a material impact on our consolidated financial statements.

In June 2009, the FASB established that the “FASB Accounting Standards Codification” (Codification) would become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. After that date, only one level of authoritative U.S. GAAP exists. All other literature is now considered non-authoritative.

The Codification did not change U.S. GAAP. The Codification became effective for interim and annual periods ended on or after September 15, 2009. We adopted this standard as of September 15, 2009, with the only impact being the update to and removal of certain references in our consolidated financial statements to technical accounting literature.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

In August 2009, the FASB issued an update to ASC 820 regarding fair value measurement. This Accounting Standards Update (ASU) No. 2009-5(ASU 2009-5) amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. We adopted the requirements of this standard on November 1, 2009, the first day of our fiscal year ending October 31, 2010. ASU 2009-5 concerns disclosure only and will not have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an update to ASC 605 regarding revenue recognition. This ASU No. 2009-13 (ASU 2009-13), provides guidance on whether multiple deliverables in a revenue arrangement exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or our fiscal year 2011. Early adoption is permitted if the Company elects to adopt ASU No. 2009-14 concurrently. The Company is currently evaluating the potential impact of ASU 2009-13 on its consolidated financial statements.

In October 2009, the FASB issued an update to ASC 985-605. This ASU 2009-14, amends the scope of the software revenue guidance in ASC 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or our fiscal year 2011. Early adoption is permitted if the Company elects to adopt ASU 2009-13 concurrently. The Company is currently evaluating the potential impact of ASU 2009-14 on its consolidated financial statements.

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

•

Revenue recognition – We recognize product net sales, net of discounts, returns, and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CSI medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been material to our business, since a high percentage of our revenue is from direct sales to doctors. The Company records taxes collected from customers on a net basis, as these taxes are not included in net sales.

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

•

Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about six to seven months of inventory on hand to maintain high customer service levels given the complexity of our specialty lens product portfolio.

•

Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards. We no longer amortize goodwill. The goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. A reporting unit is the level of reporting at which goodwill is tested for impairment.

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

We performed our annual impairment test in our fiscal third quarter 2009, and our analysis indicated that we had no impairment of goodwill. The fair value of our reporting units is

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

determined using either the income or the market valuation approach or a combination thereof. Under the income approach, specifically the discounted cash flow method, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business.

In the application of the income and market valuation approaches, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Discount rates are based on a weighted average cost of capital, which represents the average rate a business must pay its providers of debt and equity capital. We used discount rates which are the representative weighted average cost of capital for each of our reporting units in comparison with guideline companies, with consideration given to the current condition of the global economy. The discount rates used in the current year are about 200 basis points lower than our prior interim analysis completed as of October 31, 2008 due to changes in credit markets and the current condition of the U.S. and the global economy. Management determines net sales forecasts based on our best estimate of near term revenue expectations and long term projections which include review of published independent industry analyst reports. The net sales forecasts used in the annual goodwill impairment test for 2009 were consistent with our prior interim analysis completed as of October 31, 2008. For the current year, management determined that applying equal weight to both our income and market analyses provided the most reliable indications of fair value of our reporting units.

In reconciling the combined fair value of our reporting units to our market capitalization, we used the closing price of our common stock at April 30, 2009, the end of our fiscal second quarter, and we applied a premium for control based on our review of premiums paid by third parties in comparable recent transactions. We determined an appropriate premium for control by analyzing individual transactions in our markets and selected target companies whose operations were comparable to our two reporting units. Management will continue to monitor the relationship of Cooper’s market capitalization to both its book value and tangible book value and to evaluate the carrying value of goodwill.

Actual future results related to assumed variables could differ from these estimates. Goodwill impairment analysis and measurement is a process that requires significant judgment. If our common stock price trades below book value per share, there are changes in market conditions or a future downturn in our business, or the annual goodwill impairment test indicates an impairment of our goodwill, the Company may have to recognize a non-cash impairment of its goodwill that could be material, and could adversely affect our results of operations in the period recognized and also adversely affect our total assets, stockholders’ equity and financial condition.

•

Business combinations – We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. In fiscal 2009 and prior periods, we allocated the purchase price of acquisitions based on our estimates and judgments of the fair value of net assets purchased, direct acquisition costs incurred and intangibles other than goodwill. In December 2007, the FASB issued a revision to the accounting standard for business combinations that replaces the prior cost allocation process. We

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

will adopt the new standard in fiscal 2010 and for any future business combination, we will recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree generally at the acquisition date fair values as defined by accounting standards related to fair value measurements. As of the acquisition date, goodwill is measured as the excess of consideration given, generally measured at fair value, and the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs will be expensed as incurred.

•

Income taxes – We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Regarding accounting for uncertainty in income taxes, we recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. We measure the income tax benefits from the tax positions that are recognized, assess the timing of the derecognition of previously recognized tax benefits and classify and disclose the liabilities within the consolidated financial statements for any unrecognized tax benefits based on the guidance in the interpretation of ASC 740 Accounting for Income Taxes. The interpretation also provides guidance on how the interest and penalties related to tax positions may be recorded and classified within our Consolidated Statement of Operations and presented in the Consolidated Balance Sheet. We classify interest expense and penalties related to uncertain tax positions as additional income tax expense.

•

Share-Based Compensation – Effective November 1, 2005, we adopted the accounting standard revision for share-based payment as interpreted by SEC SAB No. 107, using the modified prospective transition method. Prior periods have not been restated.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Under these fair value recognition provisions, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper’s stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

The expected life of the share-based awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the award. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

As share-based compensation expense recognized in our Consolidated Statements of Operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant, based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

If factors change and the Company employs different assumptions in the application of ASC 718, the compensation expense that it records in future periods may differ significantly from what it has recorded in the current period. In 2005, prior to the adoption of the accounting standard revision, the Company valued its share-based compensation using the intrinsic value method.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Note numbers refer to the “Notes to Consolidated Financial Statements” included in Item 8. Financial Statements and Supplementary Data.

The Company is exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. The Company’s policy is to minimize, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into interest rate swaps and foreign currency forward exchange contracts, respectively. The Company does not enter into derivative financial instrument transactions for speculative purposes. For additional information please see Risk Management discussed above in Capital Resources and Liquidity and Derivative Instruments in Note 1 and Note 8 to the consolidated financial statements.

Long-term Debt

Total debt decreased to $781.5 million at October 31, 2009, from $904.8 million at October 31, 2008. Long-term debt includes $339 million of senior notes issued in fiscal 2007 (see Note 7 to the consolidated financial statements). In December 2008, we purchased through the open market, in a privately negotiated transaction, $11.0 million in aggregate principal amount of our 7.125% Senior Notes at a discounted price of approximately $9.0 million plus accrued and unpaid interest. We wrote off about $0.2 million of unamortized costs related to the Senior Notes and recorded a gain on the repurchase in other income on our Consolidated Statement of Operations. The Company paid the aggregate purchase price from borrowings under our $650 million revolving line of credit. On July 1, 2008, the Company repurchased all $115 million in aggregate principal amount of our 2.625% Convertible Senior Debentures issued in 2003 and due 2023 (Securities) pursuant to the terms of the debentures for the Securities and, therefore, no Securities remain outstanding (see Note 7 to the consolidated financial statements). The Company paid the aggregate repurchase price from borrowings under our $650 million revolving line of credit. On July 1, 2008, we also wrote off $3.0 million of unamortized costs related to the Securities.

We may from time to time seek to retire or purchase our Senior Notes through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

October 31, (In millions)	2009	2008
Short-term debt	$9.9	$43.0
Long-term debt	771.6	861.8

Total	$781.5	$904.8

As of October 31, 2009, the scheduled maturities of the Company’s fixed and variable rate long-term debt obligations, their weighted average interest rates and their estimated fair values were as follows:

Expected Maturity Date Fiscal Year ($ in millions)	2010	2011	2012	2013	2014	There- after	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	$5.0	$2.2	$—	$—	$339.4	$346.6	$341.4
Average interest rate		6.0%	6.0%			7.1%
Variable interest rate	$—	$—	$425.0	$—	$—	$—	$425.0	$425.0
Average interest rate	3.0%	2.0%	2.0%

As the table incorporates only those exposures that existed as of October 31, 2009, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As of October 31, 2009, the Company has interest rate swaps outstanding that are designed to fix the borrowing costs related to all $425 million of the outstanding balance on the Company’s syndicated senior unsecured revolving line of credit. If interest rates were to increase or decrease by 1% or 100 basis points, annual interest expense would remain unchanged.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Cooper Companies, Inc.:

We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 31, 2009. We also have audited The Cooper Companies, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Cooper Companies, Inc. and subsidiaries’ management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, The Cooper Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

San Francisco, California

December 18, 2009

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended October 31, (In thousands, except per share amounts)	2009	2008	2007
Net sales	$1,080,421	$1,047,375	$945,240
Cost of sales	483,927	437,345	425,709

Gross profit	596,494	610,030	519,531
Selling, general and administrative expense	391,593	429,304	407,951
Research and development expense	33,298	35,468	39,858
Restructuring costs	3,887	1,521	9,674
Amortization of intangibles	17,860	16,774	16,194

Operating income	149,856	126,963	45,854
Interest expense	44,143	50,784	42,683
Other income (expense), net	9,115	28	(2,499)

Income before income taxes	114,828	76,207	672
Provision for income taxes	14,280	10,731	11,864

Net income (loss)	$100,548	$65,476	$(11,192)

Basic earnings (loss) per share	$2.23	$1.46	$(0.25)

Diluted earnings (loss) per share	$2.21	$1.43	$(0.25)

Number of shares used to compute earnings per share:
Basic	45,173	44,995	44,707

Diluted	45,478	46,844	44,707

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, (In thousands)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,932	$1,944
Trade accounts receivable, net of allowance for doubtful accounts of $4,690 and $4,541 at October 31, 2009 and 2008, respectively	170,941	159,158
Inventories	260,846	283,454
Deferred tax assets	23,360	26,337
Prepaid expenses and other current assets	44,799	55,139

Total current assets	503,878	526,032

Property, plant and equipment, at cost	882,322	822,354
Less: accumulated depreciation and amortization	279,754	219,700

	602,568	602,654

Goodwill	1,257,029	1,251,699
Other intangibles, net	114,700	130,587
Deferred tax assets	27,781	25,645
Other assets	45,951	50,999

	$2,551,907	$2,587,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$7,051	$43,013
Current portion of long-term debt	2,793	—
Accounts payable	36,878	63,636
Employee compensation and benefits	35,781	34,915
Accrued acquisition costs	3,599	6,318
Accrued income taxes	4,400	4,378
Other accrued liabilities	84,912	103,147

Total current liabilities	175,414	255,407

Long-term debt	771,630	861,781
Deferred tax liabilities	16,456	15,196
Accrued pension liability and other	48,065	38,156

Total liabilities	1,011,565	1,170,540

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized:
1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized:
70,000; issued 45,572 and 45,482 at October 31, 2009 and 2008, respectively	4,557	4,548
Additional paid-in capital	1,053,662	1,040,945
Accumulated other comprehensive loss	(12,920)	(25,240)
Retained earnings	500,078	402,242
Treasury stock at cost: 328 and 353 shares at October 31, 2009 and 2008, respectively	(5,035)	(5,419)

Stockholders’ equity	1,540,342	1,417,076

	$2,551,907	$2,587,616

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended October 31, (In thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$100,548	$65,476	$(11,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	92,602	82,185	84,511
Share-based compensation expense	12,037	13,567	16,274
In-process research and development expense	3,035	—	7,157
Impairment of property, plant and equipment	—	655	7,995
Loss on disposal of property, plant and equipment	10,934	10,978	14,471
(Gain) write-off on extinguishment of debt	(1,823)	3,066	—
Deferred income taxes	7,292	3,864	(3,943)
Provision for doubtful accounts	1,306	378	1,003
Change in assets and liabilities:
Accounts receivable	(13,090)	4,528	(17,049)
Inventories	22,601	(15,540)	(27,676)
Other assets	20,211	(57,824)	(2,435)
Accounts payable	(13,517)	(11,917)	13,758
Accrued liabilities	(18,302)	8,598	40,704
Income taxes payable	(2,657)	(12,692)	7,536
Other long-term liabilities	1,951	1,206	2,870

Cash provided by operating activities	223,128	96,528	133,984

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(4,731)	(3,872)	(80,969)
Purchases of property, plant and equipment	(93,906)	(124,885)	(183,625)

Cash used by investing activities	(98,637)	(128,757)	(264,594)

Cash flows from financing activities:
Proceeds from long-term debt	736,467	894,220	1,212,350
Repayment and repurchase of long-term debt	(821,785)	(864,820)	(1,100,650)
Acquisition costs of long-term line of credit	—	—	(13,259)
Principal repayments on long-term obligations	—	—	(866)
(Repayments) borrowings under short-term agreements	(35,960)	(3,505)	20,820
Excess tax benefit from share-based compensation arrangements	135	1,758	176
Proceeds from exercise of stock options	1,116	6,250	9,258
Dividends on common stock	(2,712)	(2,699)	(2,681)

Cash (used in) provided by financing activities	(122,739)	31,204	125,148

Effect of exchange rate changes on cash and cash equivalents	236	(257)	464

Net increase (decrease) in cash and cash equivalents	1,988	(1,282)	(4,998)
Cash and cash equivalents at beginning of year	1,944	3,226	8,224

Cash and cash equivalents at end of year	$3,932	$1,944	$3,226

Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$42,999	$48,616	$49,492

Income taxes	$6,359	$11,568	$3,843

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at October 31, 2006	44,548	$4,455	418	$42	$993,713	$63,434	$348,000	$(6,412)	$1,403,232
Net loss	—	—	—	—	—	—	(11,192)	—	(11,192)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	53,913	—	—	53,913
Change in value of derivative instruments, net of tax benefit of $2,335	—	—	—	—	—	(8,072)	—	—	(8,072)

Comprehensive income	—	—	—	—	—	—	—	—	34,649
Adjustment to initially apply ASC 715, net of tax benefit of $957	—	—	—	—	—	(1,495)	—	—	(1,495)
Exercise of stock options	321	32	(34)	(4)	8,373	—	—	518	8,919
Tax benefit from exercise of stock options	—	—	—	—	339	—	—	—	339
Dividends on common stock	—	—	—	—	—	—	(2,681)	—	(2,681)
Stock option expense	—	—	—	—	16,095	—	—	—	16,095
Restricted stock/stock option amortization and share issuance	—	—	—	—	429	—	—	—	429

Balance at October 31, 2007	44,869	$4,487	384	$38	$1,018,949	$107,780	$334,127	$(5,894)	$1,459,487
Net income	—	—	—	—	—	—	65,476	—	65,476
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(132,065)	—	—	(132,065)
Change in value of derivative instruments, net of tax benefit of $3,368	—	—	—	—	—	(564)	—	—	(564)
Additional minimum pension liability, net of tax of $250	—	—	—	—	—	(391)	—	—	(391)

Comprehensive loss	—	—	—	—	—	—	—	—	(67,544)
Prior year adjustment for adoption of ASC 740	—	—	—	—	—	—	5,338	—	5,338
Exercise of stock options	242	24	(31)	(3)	5,752	—	—	475	6,248
Tax benefit from exercise of stock options	—	—	—	—	2,677	—	—	—	2,677
Dividends on common stock	—	—	—	—	—	—	(2,699)	—	(2,699)
Stock option expense	—	—	—	—	13,567	—	—	—	13,567
Restricted stock/stock option amortization and share issuance	18	2	—	—	—	—	—	—	2

Balance at October 31, 2008	45,129	$4,513	353	$35	$1,040,945	$(25,240)	$402,242	$(5,419)	$1,417,076
Net income	—	—	—	—	—	—	100,548	—	100,548
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	22,760	—	—	22,760
Change in value of derivative instruments, net of tax benefit of $108	—	—	—	—	—	(2,725)	—	—	(2,725)
Additional minimum pension liability, net of tax of $4,932	—	—	—	—	—	(7,715)	—	—	(7,715)

Comprehensive income	—	—	—	—	—	—	—	—	112,868
Exercise of stock options	76	8	(25)	(3)	1,003	—	—	384	1,392
Tax benefit from exercise of stock options	—	—	—	—	(43)	—	—	—	(43)
Dividends on common stock	—	—	—	—	—	—	(2,712)	—	(2,712)
Stock option expense	—	—	—	—	12,037	—	—	—	12,037
Restricted stock/stock option amortization and share issuance	39	4	—	—	(280)	—	—	—	(276)

Balance at October 31, 2009	45,244	$4,525	328	$32	$1,053,662	$(12,920)	$500,078	$(5,035)	$1,540,342

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

•

Revenue recognition – We recognize product net sales, net of discounts, returns, and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CSI medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs upon product shipment, when risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. While estimates are involved, historically, most of these programs have not been material to our business, since a high percentage of our revenue is from direct sales to doctors. The Company records taxes collected from customers on a net basis, as these taxes are not included in net sales.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

•

Net realizable value of inventory – In assessing the value of inventories, we must make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability, and reduce the value of inventory if there are indications that the carrying value is greater than market. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, about six to seven months of inventory on hand to maintain high customer service levels given the complexity of our specialty lens product portfolio.

•

Valuation of goodwill – We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards. We no longer amortize goodwill. The goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. A reporting unit is the level of reporting at which goodwill is tested for impairment.

Our reporting units are the same as our business segments – CVI and CSI – reflecting the way that we manage our business. We test goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

We performed our annual impairment test in our fiscal third quarter 2009, and our analysis indicated that we had no impairment of goodwill. The fair value of our reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, specifically the discounted cash flow method, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business.

In the application of the income and market valuation approaches, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Discount rates are based on a weighted average cost of capital, which represents the average rate a business must pay its providers of debt and equity capital. We used discount rates which are the representative weighted average cost of capital for each of our reporting units in comparison with guideline companies, with consideration given to the current condition of the global economy. The discount rates used in the current year are about 200 basis points lower than our prior interim analysis completed as of October 31, 2008 due to changes in credit markets and the current condition of the U.S. and the global economy. Management determines net sales forecasts based on our best estimate of near term revenue expectations and long term projections which include review of published independent industry analyst reports. The net sales forecasts used in the annual goodwill impairment test for 2009 were consistent with our prior interim analysis completed as of October 31, 2008. For the current year, management determined that applying equal weight to both our income and market analyses provided the most reliable indications of fair value of our reporting units.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

In reconciling the combined fair value of our reporting units to our market capitalization, we used the closing price of our common stock at April 30, 2009, the end of our fiscal second quarter, and we applied a premium for control based on our review of premiums paid by third parties in comparable recent transactions. We determined an appropriate premium for control by analyzing individual transactions in our markets and selected target companies whose operations were comparable to our two reporting units. Management will continue to monitor the relationship of Cooper’s market capitalization to both its book value and tangible book value and to evaluate the carrying value of goodwill.

Actual future results related to assumed variables could differ from these estimates. Goodwill impairment analysis and measurement is a process that requires significant judgment. If our common stock price trades below book value per share, there are changes in market conditions or a future downturn in our business, or the annual goodwill impairment test indicates an impairment of our goodwill, the Company may have to recognize a non-cash impairment of its goodwill that could be material, and could adversely affect our results of operations in the period recognized and also adversely affect our total assets, stockholders’ equity and financial condition.

•

Business combinations – We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. In fiscal 2009 and prior periods, we allocated the purchase price of acquisitions based on our estimates and judgments of the fair value of net assets purchased, direct acquisition costs incurred and intangibles other than goodwill. In December 2007, the FASB issued a revision to the accounting standard for business combinations that replaces the prior cost allocation process. We will adopt the new standard in fiscal 2010 and for any future business combination, we will recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree generally at the acquisition date fair values as defined by accounting standards related to fair value measurements. As of the acquisition date, goodwill is measured as the excess of consideration given, generally measured at fair value, and the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs will be expensed as incurred.

•

Income taxes – We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Regarding accounting for uncertainty in income taxes, we recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. We measure the income tax benefits from the tax positions that are recognized, assess the timing of the derecognition of previously recognized tax benefits and classify and disclose the liabilities within the consolidated financial statements for any unrecognized tax benefits based on the guidance in the interpretation of ASC 740 Accounting for Income Taxes. The interpretation also provides guidance on how the interest and penalties related to tax positions may be recorded and classified within our Consolidated Statement of Operations and presented in the Consolidated Balance Sheet. We classify interest expense and penalties related to uncertain tax positions as additional income tax expense.

•

Share-Based Compensation – Effective November 1, 2005, we adopted the accounting standard revision for share-based payment as interpreted by SEC SAB No. 107, using the modified prospective transition method. Prior periods have not been restated.

Under these fair value recognition provisions, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper’s stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

The expected life of the share-based awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the award. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

As share-based compensation expense recognized in our Consolidated Statements of Operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant, based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

If factors change and the Company employs different assumptions in the application of ASC 718, the compensation expense that it records in future periods may differ significantly from what it has recorded in the current period. In 2005, prior to the adoption of the accounting standard revision, the Company valued its share-based compensation using the intrinsic value method.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

New Accounting Pronouncements

In December 2007, the Financial Accounting standards Board (FASB) issued new accounting standards for business combinations under Accounting Standards Codification (ASC) 805, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The new standards also establish disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued additional standards under ASC 805-20 to clarify initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted the requirements of this standard on November 1, 2009, the first day of our fiscal year ending October 31, 2010. The impact of the adoption of these new standards will depend on the nature and extent of business combinations occurring on or after November 1, 2009.

In December 2008, the FASB issued new standards under ASC 715-20, which provides guidance on an employer’s disclosure about the major categories of plan assets and concentrations of risk for these plan assets of a defined benefit pension or other postretirement plan. Further, it requires employers to disclose information about fair value measurements of plan assets. The new standards under ASC 715-20 will be adopted by the Company in its consolidated financial statements for the fiscal year ending October 31, 2010, on a prospective basis. The Company does not anticipate the adoption of this standard will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the derecognition guidance in ASC 860 and eliminates the exemption from consolidation for qualifying special-purpose entities. The Company does not anticipate the adoption, which is effective for the Company for the fiscal year beginning on November 1, 2010, will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The Company does not anticipate the adoption, which is effective for the Company for the fiscal year beginning on November 1, 2010, will have a material impact on our consolidated financial statements.

In June 2009, the FASB established that the “FASB Accounting Standards Codification” (Codification) would become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. After that date, only one level of authoritative U.S. GAAP exists. All other literature is now considered non-authoritative.

The Codification did not change U.S. GAAP. The Codification became effective for interim and annual periods ended on or after September 15, 2009. We adopted this standard as of September 15, 2009, with the only impact being the update to and removal of certain references in our consolidated financial statements to technical accounting literature.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

In August 2009, the FASB issued an update to ASC 820 regarding fair value measurement. This Accounting Standards Update (ASU) No. 2009-5(ASU 2009-5) amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. We adopted the requirements of this standard on November 1, 2009, the first day of our fiscal year ending October 31, 2010. ASU 2009-5 concerns disclosure only and will not have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an update to ASC 605 regarding revenue recognition. This ASU No. 2009-13 (ASU 2009-13), provides guidance on whether multiple deliverables in a revenue arrangement exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or our fiscal year 2011. Early adoption is permitted if the Company elects to adopt ASU No. 2009-14 concurrently. The Company is currently evaluating the potential impact of ASU 2009-13 on its consolidated financial statements.

In October 2009, the FASB issued an update to ASC 985-605. This ASU 2009-14, amends the scope of the software revenue guidance in ASC 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or our fiscal year 2011. Early adoption is permitted if the Company elects to adopt ASU 2009-13 concurrently. The Company is currently evaluating the potential impact of ASU 2009-14 on its consolidated financial statements.

Consolidation

The financial statements in this report include the accounts of all of Cooper’s consolidated entities. All significant intercompany transactions and balances are eliminated in consolidation.

Subsequent Events

We have performed an evaluation of events that have occurred subsequent to October 31, 2009, and as of December 18, 2009, the date of the filing of this Annual Report on Form 10-K. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of or for the year ended October 31, 2009.

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

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into U.S. dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from the translation of financial statements in foreign currencies into U.S. dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location’s functional currency in net income for each period. Net foreign exchange gains (losses) included in other income for the years ended October 31, 2009, 2008 and 2007 were $7.0 million, $0.4 million and $(3.0) million, respectively.

Derivative Instruments

We use derivatives to reduce market risks associated with changes in foreign exchange and interest rates. We do not use derivatives for trading or speculative purposes. We believe that the counterparties with which we enter into forward exchange contracts and interest rate swap agreements are financially sound and that the credit risk of these contracts is not significant.

Litigation

We are subject to various claims and contingencies relating to litigation arising out of the normal course of business. If we believe the likelihood of an adverse legal outcome is probable and the amount is estimable we accrue a liability in accordance with ASC 450. We consult with legal counsel on matters related to litigation and seek input both within and outside the Company with respect to matters in the ordinary course of business.

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

Inventories

October 31, (In thousands)	2009	2008
Raw materials	$47,400	$45,377
Work-in-process	6,122	8,399
Finished goods	207,324	229,678

	$260,846	$283,454

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost on a first-in, first-out basis

Property, Plant and Equipment

October 31, (In thousands)	2009	2008
Land and improvements	$1,608	$1,574
Buildings and improvements	153,018	126,592
Machinery and equipment	573,090	525,533
Construction in progress	154,606	168,655
Less: Accumulated depreciation	(279,754)	(219,700)

	$602,568	$602,654

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

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. We had no impairments of property, plant and equipment for the year ended October 31, 2009 and $0.7 million of impairments for the year ended October 31, 2008 reported in cost of sales or operating expenses in our Consolidated Statements of Operations. We had capitalized interest included in construction in progress of $11.0 million and $6.9 million for the years ended October 31, 2009 and 2008, respectively.

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

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. As of October 31, 2009 and 2008, the number of shares in treasury was 328,285 and 353,285, respectively. No shares were purchased during the years ended October 31, 2009 and 2008.

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

Note 3. Acquisition and Restructuring Costs

Restructuring Costs

2009 CooperVision Manufacturing Restructuring Plan

In the fiscal third quarter of 2009, CooperVision initiated a restructuring plan to relocate contact lens manufacturing from Norfolk, Virginia, and transfer part of its contact lens manufacturing from Adelaide, Australia, to existing manufacturing operations in Juana Diaz, Puerto Rico, and Hamble, UK (2009 CooperVision Manufacturing restructuring plan). This plan is intended to better utilize CVI’s manufacturing efficiencies and reduce its manufacturing expenses through a reduction in workforce of approximately 480 employees. The Norfolk plant manufactures about 7% of CooperVision’s annual lens production; however, no additional hires are anticipated in Puerto Rico or the UK as part of this plan due to recent gains in manufacturing efficiencies.

The Company expects to complete restructuring activities in Adelaide, Australia, in our fiscal first quarter of 2010 and in Norfolk, Virginia, in our fiscal first quarter of 2011.

We estimate that the total restructuring costs under this plan will be approximately $24 million, with about $17 million associated with assets, including accelerated depreciation and facility lease and contract termination costs, and about $7 million associated with employee benefit costs, including anticipated severance payments, termination benefit costs, retention bonus payouts and other similar

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

costs. These costs will be reported as cost of sales or restructuring costs in our Consolidated Statements of Operations. In the year ended October 31, 2009, total costs of $5.1 million including $3.6 million of employee benefit costs and $1.5 million of non-cash costs associated with assets are reported as $5.0 million in cost of sales and $0.1 million in restructuring costs. At October 31, 2009, the total accrued restructuring liability, recorded in other current liabilities, was $3.0 million.

Critical Activity Restructuring Plan

In the fiscal first quarter of 2009, CooperVision began a global restructuring plan to focus the organization on our most critical activities, refine our work processes and align costs with prevailing market conditions (Critical Activity restructuring plan). This restructuring plan involved the assessment of all locations’ activities, exclusive of direct manufacturing, and changes to streamline work processes. As a result of the Critical Activity restructuring plan, a number of positions were eliminated across certain business functions and geographic regions. The Company substantially completed the Critical Activity restructuring plan in our fiscal fourth quarter of 2009.

The total restructuring costs under this plan were $4.3 million, primarily severance and benefit costs, and are reported as cost of sales or restructuring costs in our Consolidated Statements of Operations. In the year ended October 31, 2009, we reported $0.5 million in cost of sales and $3.8 million in restructuring costs, and at October 31, 2009, the total accrued restructuring liability, recorded in other accrued liabilities, was $0.6 million.

Critical Activity restructuring costs:

(In millions)	Balance at October 31, 2008	Additions Charged to Cost of Sales And Restructuring Costs	Payments	Balance at October 31, 2009
Twelve-month period Ended October 31, 2009	$—	$4.3	$3.7	$0.6

The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

Accrued Acquisition Costs

For fiscal 2009 and prior periods, when acquisitions are recorded, we accrued for the estimated direct costs in accordance with applicable accounting guidance regarding the recognition of liabilities in connection with a purchase business combination of severance and plant/office closure costs of the acquired business. These estimated costs were based on management’s assessment of planned exit activities. In addition, we also accrued for costs directly associated with acquisitions, including legal, consulting, deferred payments and due diligence.

Below is a summary of activity related to accrued acquisition costs for the fiscal years ended October 31, 2009 and 2008. Net additions include $0.8 million from a recent acquisition offset by a $1.9 million reduction to our accrued legal costs related to our acquisition of Ocular Sciences, Inc. based on a settlement agreement reached in our fiscal second quarter of 2009. This amount was included in the determination of net income as an increase for the fiscal year ended October 31, 2009.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Description (In thousands)	Balance October 31, 2008	Additions	Payments	Balance October 31, 2009
Severance	$2,683	$—	$406	$2,277
Plant shutdown, legal and other	3,635	($1,054)	1,259	1,322

Total	$6,318	($1,054)	$1,665	$3,599

Description (In thousands)	Balance October 31, 2007	Additions	Payments	Balance October 31, 2008
Plant shutdown	$2,096	$ —	$430	$1,666
Severance	3,751	—	1,068	2,683
Legal and other	4,456	—	2,487	1,969

Total	$10,303	$ —	$3,985	$6,318

Note 4. Intangible Assets

(In thousands)	CVI	CSI	Total
Goodwill:
Balance as of October 31, 2007	$1,081,291	$208,293	$1,289,584
Net reductions during the year ended October 31, 2008	(409)	(542)	(951)
Other adjustments*	(36,820)	(114)	(36,934)

Balance as of October 31, 2008	$1,044,062	$207,637	$1,251,699
Net reductions during the year ended October 31, 2009	(3,624)	(10)	(3,634)
Other adjustments*	8,832	132	8,964

Balance as of October 31, 2009	$1,049,270	$207,759	$1,257,029

*	Primarily translation differences in goodwill denominated in foreign currency.

Of the October 31, 2009 goodwill balance, $69.5 million is expected to be deductible for tax purposes.

(In thousands)	As of October 31, 2009		As of October 31, 2008		Weighted Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
					(In years)
Other intangible assets:
Trademarks	$2,907	$979	$2,907	$821	14
Technology	91,279	43,846	90,337	36,006	12
Shelf space and market share	87,863	30,221	87,177	22,909	13
License and distribution rights and other	13,485	5,788	17,178	7,276	16

	195,534	$80,834	$197,599	$67,012	13

Less accumulated amortization and translation	80,834		67,012

Other intangible assets, net	$114,700		$130,587

Estimated annual amortization expense is about $15.0 million for each of the years in the five-year period ending October 31, 2014.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 5. Earnings Per Share

Years Ended October 31, (In thousands, except per share amounts)	2009	2008	2007
Net income (loss)	$100,548	$65,476	$(11,192)
Add interest charge applicable to convertible debt, net of tax	—	1,394	—

Income (loss) for calculating diluted earnings per share	$100,548	$66,870	$(11,192)

Basic:
Weighted average common shares	45,173	44,995	44,707

Basic earnings (loss) per common share	$2.23	$1.46	$(0.25)

Diluted:
Weighted average common shares	45,173	44,995	44,707
Effect of dilutive stock options	305	122	—
Shares applicable to convertible debt	—	1,727	—

Diluted weighted average common shares	45,478	46,844	44,707

Diluted earnings (loss) per share	$2.21	$1.43	$(0.25)

The following table sets forth stock options to purchase Cooper’s common stock, common shares applicable to restricted stock units and common shares applicable to convertible debt that are not included in the diluted net income per share calculation because to do so would be anti-dilutive for the periods presented:

Years Ended October 31, (In thousands, except exercise prices)	2009	2008	2007
Number of stock option shares excluded	4,383	4,031	5,200

Range of exercise prices	$24.40 - $80.51	$36.76 - $80.51	$15.35 - $80.51

Number of restricted stock units excluded	—	—	168

Number of common shares applicable to convertible debt excluded	—	—	2,590

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 6. Income Taxes

The components of income from continuing operations before income taxes and the income tax provision (benefit) related to income from all operations in our Consolidated Statements of Operations consist of:

Years Ended October 31, (In thousands)	2009	2008	2007
Income (loss) before income taxes:
United States	$24,335	$(8,052)	$(9,911)
Foreign	90,493	84,259	10,583

	114,828	$76,207	$672

Income tax provision	$14,280	$10,731	$11,864

The income tax provision (benefit) related to income from continuing operations in our Consolidated Statements of Operations consists of:

Years Ended October 31, (In thousands)	2009	2008	2007
Current:
Federal	$(492)	$3,566	$2,623
State	2,156	1,066	590
Foreign	5,324	2,235	12,594

	6,988	6,867	15,807

Deferred:
Federal	6,806	(5,406)	(3,719)
State	(680)	(1,831)	(323)
Foreign	1,166	11,101	99

	7,292	3,864	(3,943)

Total provision for income taxes	$14,280	$10,731	$11,864

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

Years Ended October 31, (In thousands)	2009	2008	2007
Computed expected provision for taxes	$40,190	$26,672	$235
(Decrease) increase in taxes resulting from:
Income earned outside the United States subject to different tax rates	(28,186)	(15,644)	9,578
State taxes, net of federal income tax benefit	1,676	(817)	275
Nontaxable gain from reversal of preacquisition contingency	(836)	—	—
Incentive stock option compensation	(65)	224	818
Tax accrual adjustment	1,752	40	1,407
Other, net	(251)	256	(449)

Actual provision for income taxes	$14,280	$10,731	$11,864

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

October 31, (In thousands)	2009	2008
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$1,354	$1,645
Inventories	3,461	3,177
Litigation settlements	1,247	624
Accrued liabilities, reserves and compensation accruals	24,498	24,121
Restricted stock	15,237	11,367
Net operating loss carryforwards	18,209	31,255
Research and experimental expenses – Section 59(e)	11,304	8,630
Tax credit carryforwards	5,105	4,356

Total gross deferred tax assets	80,415	85,175
Less valuation allowance	—	—

Deferred tax assets	80,415	85,175

Deferred tax liabilities:
Tax deductible goodwill	(12,730)	(10,929)
Plant and equipment	(1,679)	(3,763)
Transaction cost	(1,144)	(1,144)
Foreign deferred tax liabilities	(11,846)	(12,144)
Other intangible assets	(18,944)	(22,193)

Total gross deferred tax liabilities	(46,343)	(50,173)

Net deferred tax assets	$34,072	$35,002

Current deferred tax liabilities of $0.6 million at October 31, 2009, and $1.8 million at October 31, 2008, are included in other accrued liabilities on the balance sheet.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company has not provided for federal income tax on approximately $567.9 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely.

At October 31, 2009, the Company had federal net operating loss carryforwards of $44.5 million and state net operating loss carryforwards of $34.6 million. The Company also had federal net operating loss carryforwards of $30.6 million related to share option exercises as of October 31, 2009. A tax benefit and a credit to additional paid-in capital for the excess deduction would not be recognized until deduction reduces taxes payable. Additionally, the Company had $5.1 million of federal alternative minimum tax credits. The federal net operating loss carryforwards expire on various dates between 2025 through 2029, and the federal alternative minimum tax credits carry forward indefinitely. The state net operating loss carryforwards expire on various dates between 2017 through 2018. Among the net operating and other tax credit carryforwards, $59.8 million, $6.1 million and $5.2 million of federal net operating losses are attributable to the Ocular, Inlet Medical, Inc. (Inlet) and NeoSurg Technologies, Inc. (NeoSurg) pre-acquisition years, respectively, which may be subject to certain limitations upon utilization. $42.2 million of state net operating losses are attributable to the Ocular pre-acquisition years, which may be subject to certain limitations upon utilization. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests. The Company does not believe that any limitations triggered by the change in the ownership of Ocular, Inlet and NeoSurg will have a material effect on our ability to utilize net operating losses.

The Company adopted the provisions of the interpretation of ASC 740 on November 1, 2007. As a result of the adoption, the Company reduced its net liability for unrecognized tax benefits (UTB) by $5.3 million, which was accounted for as an increase to retained earnings. The Company historically classified unrecognized tax benefits in current taxes payable. The interpretation also provides guidance on how the interest and penalties related to tax positions may be recorded and classified within our Consolidated Statement of Operations and presented in the Consolidated Balance Sheet. We classify interest expense and penalties related to uncertain tax positions as additional income tax expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The aggregated changes in the balance of gross unrecognized tax benefits were as follows:

(In millions)
Beginning balance as of November 1, 2008	$19.4
Increase (decrease) from prior year’s UTB’s	—
Increase (decrease) from current Year’s UTB’s	5.7
UTB (decreases) from tax authorities’ settlements	—
UTB (decreases) from expiration of statute of limitations	(9.2)
Increase (decrease) of unrecorded UTB’s	—

Ending balance at October 31, 2009	$15.9

As of October 31, 2009, the Company had $15.4 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. As of that date, the Company had $1.2 million of accrued interest and penalties related to the unrecognized tax benefits. As of the date of adoption, the Company had $1.75 million of accrued interest and penalties related to the unrecognized tax benefits. It is the Company’s policy to recognize interest and penalties directly related to incomes taxes as additional income tax expense.

Included in the balance of unrecognized tax benefits at October 31, 2009 is $2.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and comprises of transfer pricing and other items.

The Company is required to file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The Internal Revenue Service (IRS) commenced an examination of the Company’s income tax returns for 2005 and 2006 in the first quarter of fiscal year 2008. As of October 31, 2009, the IRS has proposed certain adjustments related to inventory accounting (UNICAP) and income earned by the Company’s affiliates outside of the United States. Management is currently evaluating those proposed adjustments but does not anticipate the adjustments would result in a material change to its financial position. Management believes that the amounts of unrecognized tax benefits that have been accrued reflect its best estimate. These amounts are adjusted, along with related interest and penalties, as actual facts and circumstances change.

As of October 31, 2009, the tax years for which the Company remains subject to U.S. Federal income tax assessment upon examination are 2005 through 2008. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2005 through 2008.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 7. Debt

October 31, (In thousands)	2009	2008
Short-term:
Overdraft and other credit facilities	$7,051	$43,013
Current portion of long-term debt	2,793	—

	$9,844	$43,013

Long-term:
Revolver	$425,000	$511,400
Senior notes	339,000	350,000
Capital lease	7,207	—
Other	423	381

	$771,630	$861,781

Annual maturities of long-term debt as of October 31, 2009, are as follows:

Year (In thousands)
2010	—
2011	$5,023
2012	$427,184
2013	—
2014	—
Thereafter	$339,423

Syndicated Bank Credit Facility

On January 31, 2007, Cooper entered into a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% Senior Notes (Senior Notes), described below. The Revolver matures on January 31, 2012. KeyBank led the Revolver refinancing.

Revolver

Interest rates for the Revolver are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 150 basis points. As of October 31, 2009, the additional basis points were 125.

The Revolver has financial covenants that:

•	Require the ratio of consolidated Pro Forma EBITDA to Consolidated Interest Expense (as defined, “Interest Coverage Ratio”) be at least 3.00 to 1.00 at all times.

•

Require the ratio of Consolidated Funded Indebtedness to Consolidated Pro Forma EDITDA (as defined, “Total Leverage Ratio”) be no higher than 4.00 to 1.00 from January 31, 2007, through October 31, 2009, and 3.75 to 1.00 thereafter.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

At October 31, 2009, the Company’s Interest Coverage Ratio was in compliance at 6.04 to 1.00 and the Total Leverage Ratio was in compliance at 2.93 to 1.00.

Debt issuance costs related to the Revolver and Senior Notes are carried in other assets and amortized to interest expense over the life of the credit facility.

At October 31, 2009, we had $224.8 million available under the Revolver.

Senior Notes

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes due February 15, 2015. The Senior Notes were initially offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and were subsequently exchanged for a like principal amount of Senior Notes having identical terms that were registered with the Securities and Exchange Commission pursuant to a registration statement declared effective June 19, 2007. Net proceeds from the issuance totaled approximately $342.6 million. The Senior Notes pay interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. We may redeem some or all of the Senior Notes at any time prior to February 15, 2011, at a price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest to the redemption date and a prescribed premium. We may redeem some or all of the Senior Notes at any time on or after February 15, 2011, at the redemption prices (expressed as percentages of principal amounts) set forth below, plus accrued and unpaid interest to the redemption date, if any, on the Senior Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

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

We issued the $115 million of 2.625% convertible senior debentures, which was originally due on July 1, 2023, in fiscal 2003 in a private placement pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The Securities were initially convertible at the holder’s option under certain circumstances into 22.5201 shares of our common stock per $1,000 principal amount of Securities (representing a conversion price of approximately $44.40 per share), or approximately 2.6 million shares in aggregate, subject to adjustment. The Securities ranked equally in right of payment with all of our other unsecured and unsubordinated indebtedness and were effectively subordinated to the indebtedness and other liabilities of our subsidiaries, including trade creditors.

Under the interpretation in ASC 260, which provides guidance on the effects of contingently convertible instruments on diluted earnings per share, the dilutive effect of the Securities is included in the diluted earnings per share calculation from the time of issuance of the Securities, in accordance with the if-converted methodology under ASC 260.

Canadian Credit Facility

On April 30, 2007, the Company entered into a 10 million Canadian dollar credit facility supported by a continuing and unconditional guaranty. Interest expense is calculated on outstanding balances based on an applicable base rate plus a fixed spread. At October 31, 2009, this facility, valued at $9.3 million was not utilized.

European Credit Facility

On November 1, 2006, the Company entered into a $45 million European credit facility with CitiGroup in the form of a continuing and unconditional guaranty. In November 2008, the facility was reduced to $33.0 million. The Company will pay to CitiGroup all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all debit balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered under the guaranty. At October 31, 2009, $1.5 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 3.9%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

In addition to this European credit facility, the Company has available a non-guaranteed Euro-denominated Italian overdraft facility totaling approximately $3.8 million. At October 31, 2009, this facility was not utilized.

Asian Pacific Credit Facilities

In February 2006 and in May 2008, the Company entered into $15 million and approximately 10 million Yen-denominated credit facilities, respectively, in Japan supported by a continuing and unconditional guaranty. The Company will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the EuroYen rate plus a fixed spread. At October 31, 2009, $3.4 million of the combined facilities, valued at $26.0 million, was utilized. The weighted average interest rate on the outstanding balances was 1.4%.

In April 2007, the Company entered into an approximately $3 million overdraft facility for certain of our Asia Pacific subsidiaries. Each overdraft facility is supported by a continuing and unconditional guaranty. The Company will pay all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under each guaranty. At October 31, 2009, $0.7 million of the original facility was utilized. The weighted average interest rate on the outstanding balances was 9.5%.

Note 8. Financial Instruments

The fair value of each of our financial instruments, including cash and cash equivalents, trade receivables, lines of credit and accounts payable, approximated its carrying value as of October 31, 2009 and 2008 because of the short maturity of these instruments and the ability to obtain financing on similar terms. There are no significant concentrations of credit risk in trade receivables.

The 7.125% Senior Notes are traded in public markets. The carrying value and estimated fair value of these obligations as of October 31, 2009, were $339.0 million and $331.0 million, respectively and as of October 31, 2008, were $350.0 million and $281.8 million, respectively. The fair value of our other long-term debt, consisting of our Revolver and the capital lease, approximated the carrying value at October 31, 2009 and 2008.

Derivative Instruments

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to minimize transaction, remeasurement and specified economic exposures with derivatives instruments such as foreign exchange forward contracts and cross currency swaps. The gains and losses on these derivatives are intended to at least partially offset the transaction gains and losses recognized in earnings. We do not enter into derivatives for speculative purposes. Under ASC 815, Derivatives and Hedging, all derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

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

Exposures are reduced whenever possible by taking advantage of offsetting payable and receivable balances and netting net sales against expenses, also referred to as natural hedges. Management employs the use of foreign currency derivative instruments to manage a portion of the remaining foreign exchange risk. While we designate our exposures under ASC 815 on a gross basis, foreign currency derivatives may be used to protect against an exposure value resulting from forecasted non-functional currency denominated net sales and expenses. Our risk management objectives and the strategies for achieving those objectives depend on the type of exposure being hedged.

The Company is also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit varies with the London Interbank Offered Rate. To mitigate this risk, we hedge portions of our variable rate debt by swapping those portions to fixed rates.

We only enter into derivative financial instruments with institutions that have an International Swap Dealers Association (ISDA) agreement in place. Our derivative financial instruments do not contain credit risk related contingent features such as call features or requirements for posting collateral. Although the Company and its counterparties have some right of set-off, all foreign exchange derivatives are displayed gross in the fair value tabular disclosure and accounted for as such in our Consolidated Balance Sheet. We adjust our foreign exchange forward contracts and cross currency swaps for credit risk on a per derivative basis. However, when applicable, we record interest rate derivatives as net on our Consolidated Balance Sheet, in accordance with ASC 815-10, but gross in the fair value tabular disclosure. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. For the year ending October 31, 2009, all of our interest rate derivatives were in a liability position and, therefore, were not set-off in the Consolidated Balance Sheet. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution basis only. On an ongoing basis, the Company monitors counterparty credit ratings. We consider our credit non-performance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

ASC 815 cash flow hedge accounting allows for the gains or losses on the change in fair value of the derivatives related to forecasted transactions to be recorded in Other Comprehensive Income (Loss) (OCI) until the underlying forecasted transaction occurs. However, this accounting treatment is limited to hedging specific transactions that can be clearly defined and specifically create risk to functional currency cash flow.

All sales and expenses with unrelated third parties not denominated in USD subject the Company to economic risk. We typically designate and document qualifying foreign exchange forward contracts related to certain forecasted intercompany sales and purchases associated with third party transactions, as cash flow hedges.

To reduce foreign currency exposure related to forecasted foreign currency denominated sales and purchases of product, the Company entered into foreign currency forward contracts. In fiscal 2009, the Company entered into forward contracts of approximately $43 million in the fiscal fourth quarter, $40 million in the fiscal third quarter, $250 million in the fiscal second quarter and none in the fiscal first quarter. In fiscal 2008, the Company entered into forward contracts of approximately $147 million in the fiscal fourth quarter, $307 million in the fiscal third quarter, $16 million in the fiscal second quarter and $142 million in the fiscal first quarter. These derivatives were accounted for as cash flow hedges under ASC 815 and were expected to be effective through their maturities. Between fiscal 2008 and 2009, immaterial amounts of ineffectiveness were recorded during the fiscal first quarter 2009, fiscal fourth quarter 2008 and fiscal third quarter 2008. No ineffectiveness was recorded in the other quarters between fiscal years 2008 and 2009.

Typical currencies traded are those which represent the largest risk for the Company, including but not limited to the British pound sterling, euro and Japanese yen. Hedge amounts vary by currency but typically fall below $10 million per month per currency. Hedges for each currency mature monthly to correspond with the payment cycles of the hedged relationships. To maintain a layered hedged position, additional hedges are placed consistently throughout the year.

Each month during any given period, adjustments are made to the existing hedges by matching them with the actual cash flows that occurred in that month. Each hedge, therefore, will require that compensating trades be adjusted to match the actual flows of the underlying exposure.

As of October 31, 2009, all outstanding cash flow hedging derivatives had maturities of less than 24 months. For such hedges, the effective portion of the contracts’ gains or losses resulting from changes in fair value of these hedges is initially reported as a component of accumulated OCI in stockholder’s equity until the underlying hedged item is reflected in our Consolidated Statement of Operations, at which time the effective amount in OCI is reclassified to either net sales or cost of sales in our Consolidated Statement of Operations.

We record any ineffectiveness and any excluded components of the hedge immediately to other income or expense in our Consolidated Statement of Operations. We calculate hedge effectiveness at a minimum each fiscal quarter. Monthly, we evaluate hedge effectiveness prospectively and retrospectively, excluding time value, using regression as well as other timing and probability criteria required by ASC 815.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

In the event the underlying forecasted transaction does not occur within the designated hedge period, or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedges are immediately reclassified from OCI to other income or expense in our Consolidated Statement of Operations at that time. We expect to reclassify a loss of approximately $7.8 million to other income over the next twelve months and a gain of approximately $5.3 million thereafter.

Rollforward of Other Comprehensive Income (Loss)

Year Ended October 31, (In thousands)	2009	2008
Beginning balance of unrealized gains (losses) on derivative instruments	$259	$(4,432)
Change in unrealized losses on derivative instruments	(19,177)	(13,431)
Reclassification adjustment for (gains) losses, realized on derivative instruments in income:
Revenue	(17,577)	15,725
Cost of sales	34,074	2,337
Other	113	60

Ending balance of unrealized (losses) gains on derivative instruments	$(2,308)	$259

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. As of October 31, 2009, all outstanding balance sheet hedging derivatives had maturities of less than 24 months. The change in fair value of these derivatives is recognized in other income or expense.

Monthly adjustments to the cash flow hedging program explained above require non-designated hedges to be placed when cash flow hedges are utilized faster or earlier than planned. This occurs regularly, and hedge amounts tend to be less than a few million dollars per affected relationship.

Other common exposures hedged are intercompany payables and receivables between entities. Such obligations are generally short-term in nature, often outstanding for less than 90 days. These types of exposures are hedged monthly and are typically less than $10.0 million per hedge.

These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the non-functional currency assets and liabilities being hedged.

Interest Rate Swaps

On January 31, 2007, the Company refinanced its syndicated bank credit facility with a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% Senior Notes. As part of this new debt structure, the Company terminated

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

an interest rate swap with a notional value of $125 million on January 30, 2007. This interest rate swap was set to mature on February 9, 2009, and the Company settled the interest rate swap and received $1.1 million from the counterparty. As a result of the termination of the interest rate swap, the Company realized a gain of approximately $1.0 million. The Company amortizes this gain from OCI to interest expense over the original life of the interest rate swap. The last of the effective gains related to the termination of the swap, approximately $33 thousand, were amortized from OCI to interest expense during the first half of fiscal 2009. Effective amounts are amortized to interest expense as the related hedged expense is incurred.

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

All seven outstanding interest rate swaps hedge variable interest payments related to the Revolver exchanging variable rate interest risk for a fixed interest rate. The Company has qualified and designated these swaps under ASC 815 as cash flow hedges and records the offset of the cumulative fair market value (net of tax effect) to OCI in our Consolidated Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. A liability of $2.6 million was recorded and attributable to accrued interest. We expect to reclassify $9.5 million from OCI to interest expense in our Consolidated Statements of Operations over the next 12 months and a gain of approximately $0.9 million thereafter.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Fair Value Hedging

From time to time we designate and document foreign exchange forward contracts related to firm commitments for third party royalty payments as fair value hedges. In accordance with policy, these derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that meet the ASC 815 definition of a firm commitment. Fair value hedges are evaluated for effectiveness at a minimum each fiscal quarter and any ineffectiveness is recorded in other income and expense in our Consolidated Statement of Operations. The critical terms of the forward contract and the firm commitments are matched at inception and subsequent prospective forward contract effectiveness is measured by comparing the cumulative change in the fair value of the forward contract to the cumulative change in value of the specified firm commitment, including time value. The derivative fair values are recorded in our Consolidated Balance Sheet and recognized currently in earnings; this is offset by the effective gains and losses on the change in value of the firm commitment which is recorded in accrued liabilities in our Consolidated Balance Sheet. The net impact of any hedge ineffectiveness on fair value hedges that was recognized in other income or expense was immaterial for the fiscal year ended October 31, 2008. In fiscal 2009 and 2008, the Company did not designate any new derivatives as fair value hedges and none were outstanding after February 29, 2008.

Outstanding Derivative Instruments

Our outstanding net foreign exchange forward contracts and interest rate swap agreements as of October 31, 2009, are presented in the table below. Weighted average forward rates are quoted using market conventions.

Foreign Exchange Hedge Instruments (Currency in thousands)	Net Notional Value	Weighted Average Rate	Gain (Loss) Fair Value
Cash flow foreign exchange hedges:
AUD sold	AUD 9,080	0.8829	$(40)
CAD sold	CAD 17,400	1.0353	$657
EUR sold	EUR 74,210	1.2854	(9,803)
GBP sold	GBP 3,377	1.6982	$169
GBP purchased	GBP 67,600	1.5092	$9,235
JPY sold	JPY 6,545,000	93.1668	$(2,163)
SEK sold	SEK 126,000	6.9882	$150

Balance sheet foreign exchange hedges:
AUD purchased	AUD 2,445	0.6545	$609
CAD purchased	CAD 3,100	1.0655	$(32)
EUR sold	EUR 4,434	1.4701	$17
EUR purchased	EUR 25,456	1.4896	$(391)
GBP sold	GBP 7,500	1.6412	$(52)
GBP purchased	GBP 11,225	1.6338	$161
JPY sold	JPY 1,435,000	91.7294	$(209)
JPY purchased	JPY 457,982	90.6591	$8
SEK purchased	SEK 3,000	6.9869	$(4)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

	Summary Notional Value	Fixed Rate	Gain (Loss) Fair Value
Interest rate swap agreements
Cash flow interest rate hedges:
Agreements expiring November 8, 2009	$50,000	0.0496	($568)
Agreements expiring March 24, 2010	$75,000	0.0240	($662)
Agreements expiring May 8, 2010	$75,000	0.0495	($2,588)
Agreements expiring July 24, 2010	$50,000	0.0244	($776)
Agreements expiring September 24, 2010	$50,000	0.0253	($958)
Agreements expiring November 8, 2010	$75,000	0.0494	($4,130)
Agreements expiring May 8, 2011	$50,000	0.0494	($3,599)

The fair value of derivative instruments in our Consolidated Balance Sheet as of October 31, 2009, was as follows:

	Fair Values of Derivative Instruments
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments under ASC 815

Interest rate contracts	Prepaid expenses and other current assets	$—	Other accrued liabilities	$4.1

Interest rate contracts	Other assets	—	Accrued pension liability and other	6.3

Foreign exchange contracts	Prepaid expenses and other current assets	9.4	Other accrued liabilities	11.1

Foreign exchange contracts	Other assets	0.9	Accrued pension liability and other	0.7

Total derivatives designated as hedging instruments under ASC 815		$10.3		$22.2

Derivatives not designated as hedging instruments under ASC 815

Foreign exchange contracts	Prepaid expenses and other current assets	$0.8	Other accrued liabilities	$0.7

Foreign exchange contracts	Other assets	—	Accrued pension liability and other	—

Total derivatives not designated as hedging instruments under ASC 815		$0.8		$0.7

Total derivatives		$11.1		$22.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Year Ended October 31, 2009

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) 2009	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) 2009	Location of Gain or (Loss) Recognized in Income on Derivative Ineffectiveness	Amount of Gain or (Loss) Recognized in Income Due to Ineffectiveness 2009	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing 2009
	(In millions)
Interest rate contracts	$(13.3)	Interest expense	$(13.0)	Other income (expense)	$ —	Other income (expense)	$—

Foreign exchange contracts	(19.2)	Net sales	$17.6	Other income (expense)	$(0.1)	Other income (expense)	$1.5

Foreign exchange contracts	—	Cost of sales	$(34.1)	Other income (expense)	$—	Other income (expense)	$—

Total	$(32.5)		$(29.5)		$(0.1)		$1.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative 2009
		(In millions)
Interest rate contracts	Interest income (expense)	$ —
Foreign exchange contracts	Other income (expense)	(0.5)

Total		$(0.5)

Fair Value Measurements

On November 1, 2008, the Company adopted the required portions of ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 applies to all assets and liabilities that are being measured and reported at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset’s or liability’s level is based on the lowest level of input that is significant to the fair value measurement. ASC 820 requires that assets and liabilities carried at fair value be valued and disclosed in one of the following three levels of the valuation hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The Company has derivative assets and liabilities which include interest rate swaps, cross currency swaps and foreign currency forward contracts. The impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

We use interest rate swaps to maintain our desired mix of fixed-rate and variable-rate debt. The swaps exchange fixed and variable rate payments without exchanging the notional principal amount of the debt. The Company has elected to use the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets, specifically euro dollar futures contracts up to three years, and inputs other than quoted prices that are observable for the asset or liability – specifically LIBOR cash and swap rates, credit risk at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements.

We use foreign exchange forward contracts to minimize, to the extent reasonable and practical, our exposure to the impact of changing foreign currency fluctuations. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated but not compelled to transact. Level 2 inputs for the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability – specifically LIBOR cash rates, credit risk at commonly quoted intervals, foreign exchange spot rates and forward points. Mid-market pricing is used as a practical expedient for fair value measurements.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during fiscal 2009, within the fair value hierarchy at October 31, 2009:

Level 2
(In thousands)
Assets:
Foreign exchange contracts	$11,081

Liabilities:
Interest rate swaps	$10,425
Foreign exchange contracts	12,541

$22,966

Note 9. Stockholders’ Equity

Analysis of changes in accumulated other comprehensive income (loss):

(In thousands)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2006	$61,430	$2,694	$(690)	$63,434
Gross change in value for the period	53,913	(5,042)	—	48,871
Gross impact of initial adoption of ASC 715	—	—	(2,452)	(2,452)
Reclassification adjustments for gains realized in income	—	(5,365)	—	(5,365)
Tax effect for the period	—	2,335	957	3,292

Balance at October 31, 2007	$115,343	$(5,378)	$(2,185)	$107,780

Gross change in value for the period	(132,065)	(22,537)	(641)	(155,243)
Reclassification adjustments for losses realized in income	—	18,605	—	18,605
Tax effect for the period	—	3,368	250	3,618

Balance at October 31, 2008	$(16,722)	$(5,942)	$(2,576)	$(25,240)

Gross change in value for the period	22,760	(32,462)	(12,647)	(22,349)
Reclassification adjustments for losses realized in income	—	29,629	—	29,629
Tax effect for the period	—	108	4,932	5,040

Balance at October 31, 2009	$6,038	$(8,667)	$(10,291)	$(12,920)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Cash Dividends

In fiscal 2009 and 2008, we paid semiannual dividends of 3 cents per share: an aggregate of approximately $1.3 million on August 5, 2009, to stockholders of record on July 20, 2009; $1.4 million on February 5, 2009, to stockholders of record on January 19, 2009; $1.4 million on July 3, 2008, to stockholders of record on June 13, 2008 and $1.3 million on January 4, 2008, to stockholders of record on December 14, 2007.

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

Note 10. Stock Plans

At October 31, 2009, Cooper had the following stock-based compensation plans:

2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan)

In March 2006, the Company received stockholder approval of the 2006 Directors Plan, and in March 2007, October 2007, October 2008 and December 2008, the Board of Directors amended the 2006 Directors Plan. The Company received stockholder approval of an amendment and restatement of the 2006 Directors Plan in March 2009 and the Board of Directors amended the Amended and Restated 2006 Directors Plan in October 2009.

The Amended and Restated 2006 Directors Plan, as amended, authorizes either Cooper’s Board of Directors or a designated committee thereof composed of two or more Non-Employee Directors to grant to Non-Employee Directors during the period ending March 21, 2019, equity awards for up to 650,000 shares of common stock, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

As amended, the Amended and Restated 2006 Directors Plan provides for annual grants of stock options and restricted stock to Non-Employee Directors on November 1 and November 15, respectively, of each fiscal year. Specifically, each Non-Employee Director may be awarded the right to purchase 3,000 restricted shares of the Company’s common stock for $0.10 per share on each November 15. The restrictions on the restricted stock will lapse on the first anniversary of the date of grant. Each Non-Employee Director may also be awarded 7,500 options (8,250 options in the case of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

the Lead Director and/or the Chairman of the Board) to purchase common stock on each November 1. These options vest on the first anniversary of the date of grant. Options expire no more than 10 years after the grant date. In December 2008, the Directors’ Plan was also amended to allow discretionary granting of stock options and/or restricted stock with similar terms to the annual grant other than the specific share requirements. As of October 31, 2009, 201,866 shares remained available under the 2006 Directors’ Plan for future grants.

2007 Long-Term Incentive Plan (2007 LTIP)

In March 2007, the Company received stockholder approval of the 2007 LTIP and in October 2007, the Board of Directors amended the 2007 LTIP. In March 2009, the Company received stockholder approval of an amendment and restatement of the 2007 LTIP.

The Amended and Restated 2007 LTIP is designed to increase Cooper’s stockholder value by attracting, retaining and motivating key employees and consultants who directly influence our profitability. The Amended and Restated 2007 LTIP authorizes either Cooper’s Board of Directors, or a designated committee thereof composed of two or more Non-Employee Directors, to grant to eligible individuals during the period ending December 31, 2017, specified equity awards including stock option, restricted stock units and performance share awards subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

In October and December 2008, the Company granted both stock options and restricted stock units (RSUs) to employees under the Amended and Restated 2007 LTIP. In February 2009, the Company granted performance share awards to employees under the Amended and Restated 2007 LTIP. Stock options expire no more than 10 years after the grant date. Stock options may become exercisable based on our common stock achieving certain price targets, specified time periods elapsing or other criteria designated by the Board or its authorized committee at their discretion. RSUs are non transferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a four year period. Performance share awards are nontransferable awards entitling the recipient to receive a variable number of shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors. Legal ownership of the shares is not transferred to the recipient until the award vests, and the number of shares distributed is dependent upon the achievement of certain performance targets over a specified period of time. As of October 31, 2009, 1,427,731 shares remained available under the Amended and Restated 2007 LTIP for future grants. The amount of available shares includes shares which may be distributed under performance share awards.

Share-Based Compensation

Compensation cost associated with share-based awards recognized in fiscal 2007 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of prior guidance; and 2) amortization related to all stock option awards granted on or

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options and restricted stock awards were as follows:

October 31, (In millions)	2009	2008	2007
Selling, general and administrative expenses	$10.4	$12.4	$12.9
Cost of sales	1.0	1.3	1.5
Research and development expense	0.6	(0.1)	0.7
Restructuring costs	—	—	0.8
Capitalized in inventory	1.0	1.3	1.8

Total compensation	$13.0	$14.9	$17.7

Related income tax benefit	$4.2	$4.0	$4.3

Cash received from exercises under all share-based payment arrangements for the years ended October 31, 2009, 2008 and 2007 was approximately $1.1 million, $6.3 million and $9.3 million, respectively.

Details regarding the valuation and accounting for stock options follow.

The fair value of each share-based award granted after the adoption of ASC 718 is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table. The expected life of the awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

Years Ended October 31,	2009	2008	2007
Expected life	4.0 - 5.4 years	1.5 - 5.2 years	2.5 - 5.2 years
Expected volatility	33.6% - 40.1%	29.1% - 34.7%	29.1% - 30.4%
Risk-free interest rate	1.41% - 2.78%	3.99% - 4.37%	4.4% - 4.7%
Dividend yield	0.14%	0.10% - 0.14%	0.09% - 0.10%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The status of the Company’s stock option plans at October 31, 2009, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2008	5,285,600	$49.64
Granted	1,045,050	14.22
Exercised	(76,250)	18.25
Forfeited or expired	(407,084)	57.09

Outstanding at October 31, 2009	5,847,316	43.20	5.67

Vested and exercisable at October 31, 2009	2,827,343	$42.49	4.90	—

The weighted-average fair value of each option granted during the year ended October 31, 2009, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $5.03. The weighted-average fair value of each option granted during the year ended October 31, 2008, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $6.60. For the 2006 Directors Plan, the weighted-average fair value of options granted for the years ended October 31, 2009 and 2008 were $5.30 and $14.23, respectively. The total intrinsic value of options exercised during the year ended October 31, 2009 was $0.8 million. The expected requisite service periods for options granted to employees in the year ended October 31, 2009 was 54 months. The periodic adjustments of the forfeiture rate resulted in reductions in share-based compensation expense of $2.9 million in fiscal year 2009 and $3.2 million in fiscal year 2008. Directors’ options and restricted stock grants are expensed on the date of grant as the 2006 Directors Plan does not contain a substantive future requisite service period.

Stock awards outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant. Options granted under the 2007 LTIP generally vest over three and one-half to five years based on market and service conditions and expire no later than either five or ten years after the grant date. Options granted under the 2006 Directors Plan generally vest in five years or upon achievement of a market condition and expire no later than ten years after the grant date. Effective November 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of October 31, 2009, there was $6.1 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.41 years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The Company’s non-vested RSUs and activity as of and for the year ended October 31, 2009, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2008	371,225	$34.29
Granted	7,500	22.21
Vested and exercised	(43,553)	40.96
Forfeited or expired	(12,021)	36.96

Non-vested RSUs at October 31, 2009	323,151	$32.98

The weighted-average fair value of each RSU granted during the year ended October 31, 2009, under the 2007 LTIP was $22.21.

RSUs granted under the 2007 LTIP have been granted at prices which are either equal to or above the market value of the stock on the date of grant and generally vest over four years. The Company recognizes compensation expense ratably over the vesting period. As of October 31, 2009, there was $6.7 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 1.42 years.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the Plan’s benefit obligations and fair value of the Plan assets at October 31, 2009, and the funded status of the Plan and net periodic pension costs for each of the years in the three-year period ended October 31, 2009.

Retirement Income Plan

Years Ended October 31, (In thousands)	2009	2008	2007
Change in benefit obligation
Benefit obligation, beginning of year	$34,140	$33,035	$30,562
Service cost	3,574	3,001	2,980
Interest cost	2,736	2,035	1,804
Benefits paid	(1,069)	(828)	(1,020)
Actuarial loss (gain)	8,277	(3,103)	(1,291)

Benefit obligation, end of year	$47,658	$34,140	$33,035

Change in plan assets
Fair value of plan assets, beginning of year	$24,598	$26,852	$19,953
Actual return on plan assets	(1,783)	(1,426)	2,674
Employer contributions	4,653	—	5,245
Benefits paid	(1,069)	(828)	(1,020)

Fair value of plan assets, end of year	$26,399	$24,598	$26,852

Funded status at end of year	$(21,259)	$(9,542)	$(6,183)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Years Ended October 31, (In thousands)	2009	2008	2007
Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$—	$—	$—
Current liability	—	—	—
Noncurrent liabilities	(21,259)	(9,542)	(6,183)

Net amount recognized at year end	$(21,259)	$(9,542)	$(6,183)

Amounts recognized in accumulated other comprehensive income consist of:
Net transition obligation	$76	$106	$132
Prior service cost	155	189	219
Net loss	16,639	3,927	3,231

Accumulated other comprehensive income	$16,870	$4,222	$3,582

Information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$47,658	$34,140	$33,035
Accumulated benefit obligation	40,749	29,431	28,339
Fair value of plan assets	26,399	24,598	26,852

Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:
Service cost	$3,063	$3,001	$2,980
Interest cost	2,346	2,035	1,804
Expected return on plan assets	(2,309)	(2,374)	(1,872)
Amortization of transitional (asset) or obligation	26	26	26
Amortization of prior service cost	30	30	30
Recognized actuarial loss	36	—	172

Net periodic pension cost	$3,192	$2,718	$3,140

Other changes in plan assets and benefit obligations recognized in other comprehensive income
There was no amount recognized prior to the adoption of ASC 715 at October 31, 2007.

	2009	2008
Net transition obligation	$—	$—
Prior service cost	—	—
Net loss	12,754	697
Amortizations of net transition obligation	(30)	(26)
Amortizations of prior service cost	(35)	(30)
Amortizations of net gain	(42)	—

Total recognized in other comprehensive income	$12,647	$641

Total recognized in net periodic benefit cost and other comprehensive income	$15,839	$3,359

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The estimated net loss, net transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $846,236, $25,602 and $29,828, respectively.

Years Ended October 31,	2009	2008	2007
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	7.00%	6.25%	6.00%
Discount rate for determining benefit obligations at year end	5.75%	7.00%	6.25%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	9.00%	9.00%	9.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2009	8/31/2008	8/31/2007

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used for the plan is based primarily on the yields of a universe of high quality corporate bonds or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction. If a discount rate of 7.00%, which is similar to prior fiscal year, had been used, the projected benefit obligation would have been $39.3 million, and the accumulated benefit obligation would have been $34.1 million.

The expected rate of return on plan assets was determined based on a review of historical returns, both for this plan and for medium- to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected returns for each asset class listed below. These expected future returns were then blended based on this Plan’s target asset allocation.

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2009	2008	2007
Asset Category
Cash and cash equivalents	9.0%	2.6%	12.4%
Corporate common stock	20.8%	24.4%	21.9%
Equity mutual funds	37.3%	46.4%	43.8%
Balanced mutual funds	9.3%	0.0%	0.0%
Real estate funds	1.7%	2.6%	3.1%
Bond mutual funds	21.9%	24.0%	18.8%

Total	100.0%	100.0%	100.0%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The Plan invests in a diversified portfolio of assets intended to minimize risk of poor returns while maximizing expected portfolio returns. To achieve the long-term rate of return, plan assets will be invested in a mixture of instruments, including but not limited to, corporate common stock (may include employer stock), investment grade bond funds, cash, balanced funds, real estate funds, small/large cap equity funds and international equity funds. The allocation of assets will be determined by the investment manager, and will typically include 50% to 80% equities with the remainder invested in fixed income and cash. Presently, this diversified portfolio is expected to return roughly 9.00% in the long run.

Cash Flows

Contributions

The Company contributed to the pension plan $4,653,409 in 2009, $0 in 2008 and $4,478,000 in 2007. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company is expected to make contributions totaling $3,764,389 during fiscal 2010.

Estimated Future Benefit Payments

Years (In thousands)
2009 - 2010	$1,261
2010 - 2011	1,344
2011 - 2012	1,545
2012 - 2013	1,705
2013 - 2014	1,965
2014 - 2019	14,133

In October 2007, we adopted the funded status provision of ASC 715, Compensation – Retirement Benefits, which required that we recognize the overfunded or underfunded status of our defined benefit postretirement plan as an asset or liability on our October 31, 2007 Consolidated Balance Sheet. Subsequent changes in the funded status are recognized through comprehensive income in the year in which they occur. ASC 715 also requires that for fiscal years ending after December 15, 2008, our assumptions used to measure our annual pension expenses be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. For fiscal years ending October 31, 2008 and prior, the Company’s defined benefit postretirement plan used an August 31 measurement date, and all plan assets and obligations were generally reported as of that date.

The fair value of the plan assets decreased $4.9 million from the measurement date of August 31, 2008, and the Company’s fiscal year end October 31, 2008.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The incremental effects of applying ASC 715 on line items in our Consolidated Balance Sheet at October 31, 2007 were as follows:

(In millions)	Before Application of ASC 715	Adjustments	After Application of ASC 715
Intangible assets, net	$146.2	$(0.4)	$145.8
Deferred tax assets	19.1	0.9	20.0
Total assets	2,595.7	0.5	2,596.2
Accrued pension liability and other	7.4	2.0	9.4
Total liabilities	1,134.7	2.0	1,136.7
Accumulated other comprehensive income (loss)	109.3	(1.5)	107.8
Total stockholders’ equity	1,461.0	(1.5)	1,459.5
Total liabilities and stockholders’ equity	2,595.7	0.5	2,596.2

Cooper’s 401(k) Savings Plan

Cooper’s 401(k) Savings Plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all full-time United States employees of Cooper. Employees who participate in the 401(k) Plan may elect to have from 1% to 50% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper’s contributions on account of participating employees, net of forfeiture credits, were $2.2 million, $2.3 million and $2.0 million for the years ended October 31, 2009, 2008 and 2007, respectively.

Note 12. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2009, were payable as follows:

(In thousands)
2010	$30,065
2011	26,363
2012	26,364
2013	12,312
2014	10,732
2015 and thereafter	66,897

$172,733

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $27.7 million, $26.6 million and $24.9 million in 2009, 2008 and 2007, respectively.

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

In re Cooper Companies, Inc., Securities Litigation

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

On April 8, 2008, the Court granted a motion by Mr. Neil for judgment on the pleadings as to him. On October 20, 2009, the Court confirmed that Plaintiffs’ financial projection claims had been dismissed in its earlier rulings.

On January 6, 2009, the Court granted plaintiffs’ motion for class certification. The certified class consists of those persons who purchased or otherwise acquired Cooper common stock between July 28, 2004, and November 21, 2005. Discovery in this matter has closed. On October 7, 2009, the Court continued the trial date to March 2, 2010. The Company intends to defend this matter vigorously.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth and Fryling. It also names as defendants current directors Michael Kalkstein, Moses Marx, Steven Rosenberg, Stanley Zinberg, Allan Rubenstein, and one former director. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. The time for the Company to respond to the consolidated amended complaint has not yet passed.

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

Presented below are the Consolidating Condensed Statements of Operations for the years ended October 31, 2009, 2008 and 2007, the Consolidating Condensed Balance Sheets as of October 31, 2009 and 2008 and the Consolidating Condensed Statements of Cash Flows for the years ended October 31, 2009, 2008 and 2007 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries):

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2009
Net sales	$—	$519,888	$718,185	$(157,652)	$1,080,421
Cost of sales	—	248,524	393,554	(158,151)	483,927

Gross profit	—	271,364	324,631	499	596,494

Operating expenses	28,010	185,254	233,374	—	446,638

Operating income (loss)	(28,010)	86,110	91,257	499	149,856
Interest expense	42,971	—	1,172	—	44,143
Other (income) expense, net	(16,348)	(1,085)	8,318	—	(9,115)

Income (loss) before income taxes	(54,633)	87,195	81,767	499	114,828
Provision for (benefit from) income taxes	(26,534)	37,334	3,480	—	14,280

Net income (loss)	$(28,099)	$49,861	$78,287	$499	$100,548

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2008
Net sales	$—	$510,527	$692,385	$(155,537)	$1,047,375
Cost of sales	—	247,916	346,827	(157,398)	437,345

Gross profit	—	262,611	345,558	1,861	610,030

Operating expenses	29,082	198,446	255,539	—	483,067

Operating income (loss)	(29,082)	64,165	90,019	1,861	126,963
Interest expense	49,412	—	1,372	—	50,784
Other (income) expense, net	(28,160)	15,901	12,231	—	(28)

Income (loss) before income taxes	(50,334)	48,264	76,416	1,861	76,207
Provision for (benefit from) income taxes	(25,326)	22,212	13,845	—	10,731

Net income (loss)	$(25,008)	$26,052	$62,571	$1,861	$65,476

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2007
Net sales	$—	$472,291	$565,673	$(92,724)	$945,240
Cost of sales	—	211,002	314,974	(100,267)	425,709

Gross profit	—	261,289	250,699	7,543	519,531

Operating expenses	31,485	208,029	235,484	(1,321)	473,677

Operating income (loss)	(31,485)	53,260	15,215	8,864	45,854
Interest expense	42,683	—	—	—	42,683
Other expense (income), net	(52,094)	34,157	20,436	—	2,499

Income (loss) before income taxes	(22,074)	19,103	(5,221)	8,864	672
Provision for (benefit from) income taxes	(10,489)	9,067	13,286	—	11,864

Net income (loss)	$(11,585)	$10,036	$(18,507)	$8,864	$(11,192)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,574	$(1,688)	$3,046	$—	$3,932
Trade receivables, net	—	59,926	111,015	—	170,941
Inventories, net	—	107,475	203,557	(50,186)	260,846
Deferred tax asset	1,849	18,738	2,773	—	23,360
Other current assets	5,053	5,713	33,766	267	44,799

Total current assets	9,476	190,164	354,157	(49,919)	503,878

Property, plant and equipment, net	1,396	95,331	505,841	—	602,568
Goodwill	116	669,125	587,788	—	1,257,029
Other intangibles, net	—	66,904	47,796	—	114,700
Deferred tax assets	46,081	(20,752)	2,452	—	27,781
Other assets	1,682,377	24,667	15,575	(1,676,668)	45,951

	$1,739,446	$1,025,439	$1,513,609	$(1,726,587)	$2,551,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$ —	$1,548	$8,296	$ —	$9,844
Other current liabilities	22,732	37,068	105,770	—	165,570

Total current liabilities	22,732	38,616	114,066	—	175,414

Long-term debt	764,000	—	7,630	—	771,630
Deferred tax liabilities	—	—	16,456	—	16,456
Intercompany and other liabilities	17,271	(213,151)	243,945	—	48,065

Total liabilities	804,003	(174,535)	382,097	—	1,011,565
Stockholders’ equity	935,443	1,199,974	1,131,512	(1,726,587)	1,540,342

	$1,739,446	$1,025,439	$1,513,609	$(1,726,587)	$2,551,907

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$20	$(846)	$2,770	$ —	$1,944
Trade receivables, net	—	65,185	93,973	—	159,158
Inventories, net	—	150,464	180,716	(47,726)	283,454
Deferred tax asset	1,440	22,038	2,859	—	26,337
Other current assets	2,141	6,445	46,553	—	55,139

Total current assets	3,601	243,286	326,871	(47,726)	526,032

Property, plant and equipment, net	1,635	94,353	506,666	—	602,654
Goodwill	116	669,135	582,448	—	1,251,699
Other intangibles, net	—	77,872	52,715	—	130,587
Deferred tax assets	57,944	(34,277)	1,978	—	25,645
Other assets	1,684,549	18,570	24,548	(1,676,668)	50,999

	$1,747,845	$1,068,939	$1,495,226	$(1,724,394)	$2,587,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$709	$1,682	$40,622	$—	$43,013
Other current liabilities	19,074	43,856	149,464	—	212,394

Total current liabilities	19,783	45,538	190,086	—	255,407

Long-term debt	861,400	—	381		861,781
Deferred tax liabilities	—	1	15,195		15,196
Intercompany and other liabilities	(95,367)	(124,219)	257,742	—	38,156

Total liabilities	785,816	(78,680)	463,404	—	1,170,540

Stockholders’ equity	962,029	1,147,619	1,031,822	(1,724,394)	1,417,076

	$1,747,845	$1,068,939	$1,495,226	$(1,724,394)	$2,587,616

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2009
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,331)	$115,306	$119,153	$ —	$223,128

Cash flows from investing activities:
Purchase of property, plant and equipment	(189)	(21,984)	(71,733)	—	(93,906)
Acquisitions of businesses, net of cash acquired	(453)	(1,167)	(3,111)	—	(4,731)
Intercompany (investment in subsidiaries)	112,056	—	—	(112,056)	—

Net cash (used in) provided by investing activities	111,414	(23,151)	(74,844)	(112,056)	(98,637)

Cash flows from financing activities:
Net (repayments) proceeds of short-term debt	(750)	(135)	(35,075)	—	(35,960)
Intercompany proceeds (repayments)	—	(92,862)	(19,194)	112,056	—
Net proceeds of long-term debt	(95,318)	—	10,000	—	(85,318)
Dividends on common stock	(2,712)	—	—	—	(2,712)
Excess tax benefit from share-based compensation	135	—	—	—	135
Proceeds from exercise of stock options	1,116	—	—	—	1,116

Net cash provided by (used in) financing activities	(97,529)	(92,997)	(44,269)	112,056	(122,739)

Effect of exchange rate changes on cash and cash equivalents	—	—	236	—	236

Net increase (decrease) in cash and cash equivalents	2,554	(842)	276	—	1,988
Cash and cash equivalents at the beginning of the period	20	(846)	2,770	—	1,944

Cash and cash equivalents at the end of the period	$2,574	$(1,688)	$3,046	$ —	$3,932

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2008
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(38,322)	$6,611	$128,239	$—	$96,528

Cash flows from investing activities:
Purchase of property, plant and equipment	(133)	(23,037)	(101,715)	—	(124,885)
Acquisitions of businesses, net of cash acquired	(111)	(1,690)	(2,071)	—	(3,872)
Intercompany (investment in subsidiaries)	3,101	—	—	(3,101)	—

Net cash (used in) provided by investing activities	2,857	(24,727)	(103,786)	(3,101)	(128,757)

Cash flows from financing activities:
Net (repayments) proceeds of short-term debt	708	1,121	(5,334)	—	(3,505)
Intercompany proceeds (repayments)	—	15,660	(18,761)	3,101	—
Net proceeds of long-term debt	29,385	—	15	—	29,400
Dividends on common stock	(2,699)	—	—	—	(2,699)
Excess tax benefit from share-based compensation	1,758	—	—	—	1,758
Proceeds from exercise of stock options	6,250	—	—	—	6,250

Net cash provided by (used in) financing activities	35,402	16,781	(24,080)	3,101	31,204

Effect of exchange rate changes on cash and cash equivalents	—	—	(257)	—	(257)

Net increase (decrease) in cash and cash equivalents	(63)	(1,335)	116	—	(1,282)
Cash and cash equivalents at the beginning of the period	83	489	2,654	—	3,226

Cash and cash equivalents at the end of the period	$20	$(846)	$2,770	$—	$1,944

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2007
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(13,893)	$88,299	$59,578	$—	$133,984

Cash flows from investing activities:
Purchase of property, plant and equipment	(255)	(24,217)	(159,153)	—	(183,625)
Acquisitions of businesses, net of cash acquired	(536)	(71,795)	(8,638)	—	(80,969)
Intercompany	(90,828)	—	—	90,828	—

Net cash used in investing activities	(91,619)	(96,012)	(167,791)	90,828	(264,594)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	—	(2,053)	22,873	—	20,820
Intercompany proceeds (repayments)	—	11,342	79,486	(90,828)	—
Net proceeds (repayments) of long-term debt	111,700	(780)	(86)	—	110,834
Debt acquisition costs	(13,259)	—	—	—	(13,259)
Dividends on common stock	(2,681)	—	—	—	(2,681)
Excess tax benefit from share- based compensation arrangements	176	—	—	—	176
Proceeds from exercise of stock options	9,258	—	—	—	9,258

Net cash provided by (used in) financing activities	105,194	8,509	102,273	(90,828)	125,148

Effect of exchange rate changes on cash and cash equivalents	—	—	464	—	464

Net increase (decrease) in cash and cash equivalents	(318)	796	(5,476)	—	(4,998)
Cash and cash equivalents at the beginning of the period	401	(307)	8,130	—	8,224

Cash and cash equivalents at the end of the period	$83	$489	$2,654	$—	$3,226

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

The following table presents a summary of our business segment net sales:

(In thousands)	2009	2008	2007
CooperVision net sales by category:
Toric soft lens	$277,590	$299,138	$277,069
Multifocal soft lens	60,841	56,623	45,920
Single-use sphere soft lens	190,231	165,338	113,668
Non single-use sphere and other eye care products	380,865	357,939	353,798

Total CooperVision net sales	909,527	879,038	790,455
CooperSurgical net sales	170,894	168,337	154,785

Total net sales	$1,080,421	$1,047,375	$945,240

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by business segment for each of the years in the three-year period ended October 31, 2009 follows:

(In thousands)	CVI	CSI	Corporate & Eliminations	Consolidated
2009
Net sales from non-affiliates	$909,527	$170,894	$—	$1,080,421

Operating income (loss)	$138,311	$39,555	$(28,010)	$149,856

Other income, net				9,115
Interest expense				(44,143)

Income before income taxes				$114,828

Identifiable assets	$2,184,856	$304,927	$62,124	$2,551,907

Depreciation expense	$70,538	$3,874	$330	$74,742

Amortization expense	$12,239	$5,621	$—	$17,860

Capital expenditures	$89,223	$4,533	$150	$93,906

2008
Net sales from non-affiliates	$879,038	$168,337	$—	$1,047,375

Operating income (loss)	$123,386	$32,659	$(29,082)	$126,963

Other income, net				28
Interest expense				(50,784)

Income before income taxes				$76,207

Identifiable assets	$2,214,609	$312,145	$60,862	$2,587,616

Depreciation expense	$62,372	$2,768	$271	$65,411

Amortization expense	$12,442	$4,332	$—	$16,774

Capital expenditures	$122,446	$2,257	$182	$124,885

2007
Net sales from non-affiliates	$790,455	$154,785	$—	$945,240

Operating income (loss)	$57,206	$20,133	$(31,485)	$45,854

Investment income, net				474
Other expense, net				(2,973)
Interest expense				(42,683)

Income before income taxes				$672

Identifiable assets	$2,230,400	$310,482	$55,287	$2,596,169

Depreciation expense	$65,739	$2,355	$223	$68,317

Amortization expense	$12,281	$3,913	$—	$16,194

Capital expenditures	$178,898	$4,472	$255	$183,625

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2009, follows:

(In thousands)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2009
Sales to unaffiliated customers	$515,720	$342,690	$222,011	$1,080,421
Sales between geographic areas	122,741	269,123	(391,864)	—

Net sales	$638,461	$611,813	$(169,853)	$1,080,421

Operating income (loss)	$70,058	$(1,898)	$81,696	$149,856

Long-lived assets	$375,349	$218,974	$8,245	$602,568

2008
Sales to unaffiliated customers	$503,145	$336,877	$207,353	$1,047,375
Sales between geographic areas	134,162	287,716	(421,878)	—

Net sales	$637,307	$624,593	$(214,525)	$1,047,375

Operating income	$33,203	$10,544	$83,216	$126,963

Long-lived assets	$375,642	$219,783	$7,229	$602,654

2007
Sales to unaffiliated customers	$466,619	$297,551	$181,070	$945,240
Sales between geographic areas	100,833	243,612	(344,445)	—

Net sales	$567,452	$541,163	$(163,375)	$945,240

Operating income	$24,036	$8,400	$13,418	$45,854

Long-lived assets	$297,824	$298,296	$8,410	$604,530

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 15. Selected Quarterly Financial Data (Unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$251,142	$260,594	$285,230	$283,455

Gross profit	$142,135	$149,057	$146,395	$158,907

Income before income taxes	$29,468	$30,637	$22,685	$32,038
Provision for income taxes	5,595	5,988	777	1,920

Net income	$23,873	$24,649	$21,908	$30,118

Basic earnings per share	$0.53	$0.55	$0.48	$0.67
Diluted earnings per share	$0.53	$0.54	$0.48	$0.66
2008
Net sales	$242,772	$259,248	$278,513	$266,842

Gross profit	$142,882	$150,008	$155,097	$162,043

Income before income taxes	$9,487	$15,946	$17,516	$33,258
Provision for (benefit from) income taxes	2,610	4,705	(363)	3,779

Net income	$6,877	$11,241	$17,879	$29,479

Basic earnings per share	$0.15	$0.25	$0.40	$0.65
Diluted earnings per share	$0.15	$0.25	$0.39	$0.65
2007*
Net sales	$218,730	$224,430	$249,997	$252,083

Gross profit	$129,912	$126,456	$145,924	$117,239

Income (loss) before income taxes	$6,789	$(378)	$13,085	$(18,824)
Provision for income taxes	1,441	149	4,905	5,369

Net income (loss)	$5,348	$(527)	$8,180	$(24,193)

Basic earnings (loss) per share	$0.12	$(0.01)	$0.18	$(0.54)
Diluted earnings (loss) per share	$0.12	$(0.01)	$0.18	$(0.54)

*	During the fourth quarter 2007, we recorded $9.4 million of accelerated depreciation and $7.0 million of fixed asset impairments related to the Ocular integration, and a $3.2 million gain on the sale of a cardiovascular cryosurgery product line, to loss before income taxes.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting was effective as of October 31, 2009.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009, as stated in their report in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

As of October 31, 2009, there had been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the subheadings, “Proposal 1 – Election of Directors,” “Executive Officers of the Company,” “Ownership of the Company – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – The Board of Directors,” “Corporate Governance – Ethics and Business Conduct Policy,” “Corporate Governance – Board Committees – The Audit Committee” and “Report of the Audit Committee” of the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on March 17, 2010 (the “2010 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Director Compensation” of the 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5 Market for Registrant’s Common Equity and Related Stockholder Matters – Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the subheadings “Securities Held by Management” and “Principal Securityholders” of the “Ownership of the Company” section of the 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the subheadings “Corporate Governance – Related Party Transactions,” “Proposal 1 – Election of Directors” and “Corporate Governance – The Board of Directors” of the 2010 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2010 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm Consolidated Financial Statements:
Statements of Operations for the years ended October 31, 2009, 2008 and 2007
Balance Sheets as of October 31, 2009 and 2008
Statements of Cash Flows for the years ended October 31, 2009, 2008 and 2007
Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended October 31, 2009, 2008 and 2007
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

SCHEDULE II

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended October 31, 2009

(In thousands)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other(1)	Balance at End of Year
Allowance for doubtful accounts:

Year Ended October 31, 2009	$4,541	$1,306	$(1,157)	$4,690

Year Ended October 31, 2008	$6,194	$378	$(2,031)	$4,541

Year Ended October 31, 2007	$5,523	$1,003	$(332)	$6,194

(1)	Consists of additions representing allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In thousands)	Balance at Beginning of Year	Additions	Reductions/ Charges	Balance at End of Year
Income tax valuation allowance:

Year Ended October 31, 2009	$—	$—	$—	$—

Year Ended October 31, 2008	$—	$—	$—	$—

Year Ended October 31, 2007	$2,005	$—	$2,005	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 2009.

THE COOPER COMPANIES, INC.

By:	/S/ ROBERT S. WEISS
Robert S. Weiss Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date

/S/ ROBERT S. WEISS (Robert S. Weiss)	President, Chief Executive Officer and Director	December 18, 2009

/S/ A. THOMAS BENDER (A. Thomas Bender)	Chairman of the Board	December 18, 2009

/S/ ALLAN E. RUBENSTEIN, M.D. (Allan E. Rubenstein)	Vice Chairman of the Board and Lead Director	December 18, 2009

/S/ EUGENE J. MIDLOCK (Eugene J. Midlock)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 18, 2009

/S/ RODNEY E. FOLDEN (Rodney E. Folden)	Vice President and Corporate Controller (Principal Accounting Officer)	December 18, 2009

/S/ MICHAEL H. KALKSTEIN (Michael H. Kalkstein)	Director	December 18, 2009

/S/ JODY S. LINDELL (Jody S. Lindell)	Director	December 18, 2009

/S/ MOSES MARX (Moses Marx)	Director	December 18, 2009

/S/ DONALD PRESS (Donald Press)	Director	December 18, 2009

/S/ STEVEN ROSENBERG (Steven Rosenberg)	Director	December 18, 2009

/S/ STANLEY ZINBERG, M.D. (Stanley Zinberg)	Director	December 18, 2009

EXHIBIT INDEX

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

3.1	-	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated January 13, 2006

3.2	-	Amended and Restated By-Laws, The Cooper Companies, Inc., dated October 25, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 30, 2007

4.1	-	Amended and Restated Rights Agreement, dated as of October 29, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 30, 2007

4.2	-	Indenture, dated as of June 25, 2003, between The Cooper Companies, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 25, 2003

4.3	-	Indenture, dated as of January 31, 2007, by and among The Cooper Companies, Inc., the Subsidiary Guarantors listed on the signatures pages thereto, and HSBC Bank USA, National Association, including the form of 7.125% Senior Notes due 2015, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007

4.4	-	Registration Rights Agreement, dated as of January 31, 2007, by and among The Cooper Companies, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and KeyBanc Capital Markets, a division of McDonald Investments, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 6, 2007

10.1	-	Severance Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992

10.2	-	Change in Control Agreement dated as of June 8, 2007, between The Cooper Companies, Inc. and Carol R. Kaufman, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008

10.3	-	The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007

10.4	-	Change in Control Agreement entered into as of June 8, 2007, by and between The Cooper Companies, Inc. and Eugene J. Midlock, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.5	-	Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and John A. Weber, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on form 10-K for the fiscal year ended October 31, 2008

10.6	-	Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and Paul L. Remmell, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on form 10-K for the fiscal year ended October 31, 2008

10.7	-	1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix A to the Company’s Proxy Statement for its 1996 Annual Meeting of Stockholders

10.8	-	Amendment No. 1 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996

10.9	-	Amendment No. 2 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997

10.10	-	Amendment No. 3 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1999, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.11	-	Amendment No. 4 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 24, 2000, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.12	-	Amendment No. 5 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.13	-	Amendment No. 6 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on form S-8 dated November 21, 2002

10.14	-	Amendment No. 7 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc. dated November 4, 2002, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.15	-	Amendment No. 8 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated October 29, 2003, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.16	-	Amendment No. 9 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated November 9, 2005, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006

10.17	-	Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.18	-	Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.19	-	The Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009

10.20	-	Amendment #1 to the Amended and Restated 2006 Long-term Incentive Plan for Non- Employee Directors of The Cooper Companies, Inc.

10.21	-	Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.22	-	Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.23	-	Second Amended and Restated 2001 Long-Term Incentive Plan, incorporated by reference to Appendix 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006

10.24	-	Form of Incentive Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2001 Long Term Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.25	-	The Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.26	-	Form of Non-Qualified Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.27	-	Form of UK Tax Approved Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.28	-	Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.29	-	Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 13, 2009

10.30 (a)	-	Patent License Agreement dated February 13, 2002 between Geoffrey H. Galley and others and CooperVision, Inc., incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002

10.31	-	Patent and Trade Mark License Agreement dated February 28, 2002 between Biocompatibles Limited and CooperVision International Holding Company LP and The Cooper Companies, Inc., incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.32	-	Patent and Trade Mark License Agreement dated February 28, 2002 between Biocompatibles Limited and CooperVision Technology Inc. and The Cooper Companies, Inc., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.33	-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision International Holding Company LP and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.33	-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision Technology, Inc. and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.34 (b)	-	License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008

10.35	-	Lease Contract dated as of November 6, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2005.

10.36	-	First Supplement and Amendment to Lease Contract dated as of December 30, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 11, 2005.

10.37	-	Assignment of Lease Agreement dated as of June 29, 2004 by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 11, 2005

10.38	-	Credit Agreement, dated as of January 31, 2007, among The Cooper Companies, Inc., the lenders from time to time party thereto, KeyBank National Association, as sole bookrunner, a lead arranger, administrative agent, swing line lender and an LC issuer, Citigroup Global Markets Inc., as a lead arranger, JPMorgan Chase Bank, N.A., as syndication agent, Union Bank of California, N.A. and BMO Capital Markets Financing Inc., as co-documentation agents, and BNP Paribas, The Royal Bank of Scotland PLC and SunTrust Bank, as managing agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007

10.39	-	The Cooper Companies, Inc. 2009 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2008

11 (c)	-	Calculation of earnings per share

21	-	Subsidiaries

23	-	Consent and Report on Schedule of Independent Registered Public Accounting Firm

31.1	-	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

32.1	-	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	-	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

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