Form 10-Q
period 2010-01-31
COOPER COMPANIES INC
filed 2010-03-05
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended January 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	45,425,373 Shares
Class	Outstanding at February 28, 2010

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended January 31,
	2010	2009
Net sales	$260,258	$251,142
Cost of sales	110,495	109,007

Gross profit	149,763	142,135
Selling, general and administrative expense	100,578	94,992
Research and development expense	7,626	7,232
Restructuring costs	363	2,954
Amortization of intangibles	4,217	4,177

Operating income	36,979	32,780
Interest expense	10,225	11,457
Other (expense) income, net	(2,328)	8,145

Income before income taxes	24,426	29,468
Provision for income taxes	4,003	5,595

Net income	$20,423	$23,873

Basic earnings per share	$0.45	$0.53

Diluted earnings per share	$0.44	$0.53

Number of shares used to compute earnings per share:
Basic	45,293	45,141

Diluted	46,123	45,141

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(In thousands)

(Unaudited)

	January 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,822	$3,932
Trade accounts receivable, net of allowance for doubtful accounts of $4,632 at January 31, 2010 and $4,690 at October 31, 2009	174,945	170,941
Inventories	251,842	260,846
Deferred tax assets	25,339	23,360
Prepaid expense and other current assets	42,460	44,799

Total current assets	496,408	503,878

Property, plant and equipment, at cost	878,608	882,322
Less: accumulated depreciation and amortization	291,892	279,754

	586,716	602,568

Goodwill	1,254,767	1,257,029
Other intangibles, net	114,963	114,700
Deferred tax assets	25,027	27,781
Other assets	43,519	45,951

	$2,521,400	$2,551,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$15,119	$7,051
Current portion of long-term debt	4,021	2,793
Accounts payable	36,105	36,878
Employee compensation and benefits	33,331	35,781
Accrued acquisition costs	3,442	3,599
Accrued income taxes	5,981	4,400
Other current liabilities	80,808	84,912

Total current liabilities	178,807	175,414

Long-term debt	724,178	771,630
Deferred tax liabilities	15,046	16,456
Accrued pension liability and other	51,313	48,065

Total liabilities	969,344	1,011,565

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 45,726 at January 31, 2010 and 45,572 at October 31, 2009	4,573	4,557
Additional paid-in capital	1,066,815	1,063,289
Accumulated other comprehensive loss	(24,039)	(12,920)
Retained earnings	509,512	490,451
Treasury stock at cost: 313 shares at January 31, 2010 and 328 shares at October 31, 2009	(4,805)	(5,035)

Stockholders’ equity	1,552,056	1,540,342

	$2,521,400	$2,551,907

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended January 31,
	2010	2009
Cash flows from operating activities:
Net income	$20,423	$23,873
Depreciation and amortization	22,905	25,000
Increase (decrease) in operating capital	645	(7,225)
Other non-cash items	12,169	(16,744)

Net cash provided by operating activities	56,142	24,904

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,911)	(34,095)
Acquisitions of businesses, net of cash acquired, and other	(8,507)	(1,254)

Net cash used in investing activities	(21,418)	(35,349)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	8,068	(1,224)
Repayments and repurchase of long-term debt	(158,910)	(244,860)
Proceeds from long-term debt	112,686	256,486
Excess tax benefit from share-based compensation arrangements	407	136
Issuance of common stock for employee stock plans	919	—

Net cash (used in) provided by financing activities	(36,830)	10,538

Effect of exchange rate changes on cash and cash equivalents	(4)	(152)
Net decrease in cash and cash equivalents	(2,110)	(59)
Cash and cash equivalents - beginning of period	3,932	1,944

Cash and cash equivalents - end of period	$1,822	$1,885

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Gain (Loss)

(In thousands)

(Unaudited)

	Three Months Ended January 31,
	2010	2009
Net income	$20,423	$23,873
Other comprehensive loss:
Foreign currency translation adjustment	(17,050)	(39,306)
Change in value of derivative instruments, net of tax	5,931	(24,466)

Other comprehensive loss	(11,119)	(63,772)

Comprehensive gain (loss)	$9,304	$(39,899)

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at January 31, 2010 and October 31, 2009, the consolidated results of its operations for the three months ended January 31, 2010 and 2009 and its consolidated condensed cash flows for the three months ended January 31, 2010 and 2009. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.

During interim periods, we follow the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009. Please refer to this when reviewing this Quarterly Report on Form 10-Q.

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

During the fiscal first quarter of 2010, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, for a more complete discussion of our estimates and critical accounting policies.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

During the fiscal first quarter of 2010, we recorded out-of-period adjustments primarily to increase accruals for rebates that were under-accrued in fiscal 2009. These out-of-period accruals were offset in part by a reduction in accrued compensation and income tax expense, resulting in a decrease in net income of $6.0 million in the fiscal first quarter of 2010. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of ASC 270-10-45-16, Accounting Changes in Interim Periods, and ASC 250, Accounting Changes and Error Corrections, that incorporates SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we do not believe that the effect of the out-of-period adjustments is material to our estimated full-year 2010 financial results. We also do not believe that the out-of-period adjustments are material to any previously issued consolidated financial statements. Because the out-of-period adjustments are not material to any of the prior year’s consolidated financial statements and are not expected to be material to our estimated full-year 2010 financial results, the out-of-period adjustments were recorded in our consolidated financial statements for the fiscal first quarter of 2010.

We use derivatives to reduce market risks associated with changes in foreign exchange and interest rates. We do not use derivatives for trading or speculative purposes. We believe that the counterparties with which we enter into foreign currency forward contracts and interest rate swap agreements are financially sound and that the credit risk of these contracts is not significant, see Note 6. Derivative Instruments.

New Accounting Pronouncements

On November 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-30-35-5A, Accounting for Defensive Intangible Assets. ASC Subtopic 350-30-35-5A applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. ASC 350-30-35-5A requires an entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with ASC 805 Business Combinations and ASC 820 Fair Value Measurement and Disclosure. ASC 350-30-35-5A is effective prospectively for intangible assets acquired in fiscal years beginning after December 15, 2008, or our fiscal year 2010.

On November 1, 2009, the Company adopted the deferred portions of FASB ASC 820, Fair Value Measurements and Disclosures, for its non financial assets and liabilities that are recognized at fair value on a non recurring basis, including long-lived assets, goodwill, other intangible assets and exit liabilities. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, which amends ASC 820, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to add new requirements for disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

used, (3) the activity in level 3 fair value measurements and (4) the transfers between levels 1, 2 and 3 fair value measurements. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. The Company does not anticipate the adoption of ASU 2010-06, which is partially effective for the Company for the fiscal year beginning on November 1, 2010, will have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The amendment in the ASU was effective for the Company upon issuance (February 24, 2010). The adoption of ASU 2010-09 had no effect on our consolidated financial statements.

On November 1, 2009, the Company adopted the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (FSP APB 14-1). FSP APB 14-1, which was issued in May 2008, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share, but will not increase the cash interest payments. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The convertible senior debentures that the Company issued in fiscal 2003 and subsequently repurchased in fiscal 2008 are within the scope of FSP APB 14-1. The Company has adjusted the reported amounts in its Consolidated Balance Sheet as of October 31, 2009 as follows:

Consolidated Balance Sheet at October 31, 2009

	As Reported	Adjustments	As Adjusted
	(In thousands)
Additional paid-in capital	$1,053,662	$9,627	$1,063,289
Retained earnings	$500,078	$(9,627)	$490,451

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

The Company expects to complete restructuring activities in Adelaide, Australia, in our fiscal third quarter of 2010 and expects to complete restructuring activities in Norfolk, Virginia, in our fiscal first quarter of 2011.

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

In the fiscal first quarter of 2010, $2.3 million, including $0.6 million of employee benefit costs and $1.7 million of non-cash costs associated with assets are reported as $2.2 million in cost of sales and $0.1 million in restructuring costs. For the year ended October 31, 2009, total costs of $5.1 million including $3.6 million of employee benefit costs and $1.5 million of non-cash costs associated with assets were reported as $5.0 million in cost of sales and $0.1 million in restructuring costs.

	Balance at Beginning of Period	Additions Charged to Cost of Sales and Restructuring Costs	Payments	Balance at End of Period
	(In millions)
Year Ended October 31, 2009
Other current liabilities	$—	$3.6	$0.6	$3.0
Accelerated depreciation and other	—	1.5	1.2	0.3

	$—	$5.1	$1.8	$3.3

Fiscal Quarter Ended
January 31, 2010
Other current liabilities	$3.0	$0.7	$0.6	$3.1
Accelerated depreciation and other	0.3	1.6	1.6	0.3

	$3.3	$2.3	$2.2	$3.4

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

The total restructuring costs under this plan were $4.6 million, primarily severance and benefit costs, and are reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the fiscal first quarter of 2010, we reported $0.3 million in restructuring costs. In the year ended October 31, 2009, we reported $0.5 million in cost of sales and $3.8 million in restructuring costs. At January 31, 2010, the total accrued restructuring liability, recorded in other accrued liabilities, was $0.7 million:

	Balance at Beginning of Period	Additions Charged to Cost of Sales and Restructuring Costs	Payments	Balance at End of Period
	(In millions)
Year Ended October 31, 2009	$—	$4.3	$3.7	$0.6

Fiscal Quarter Ended January 31, 2010	$0.6	$0.3	$0.2	$0.7

The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

Note 3. Inventories

	January 31, 2010	October 31, 2009
	(In thousands)
Raw materials	$45,762	$47,400
Work-in-process	7,924	6,122
Finished goods	198,156	207,324

	$251,842	$260,846

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 4. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of October 31, 2008	$1,044,062	$207,637	$1,251,699
Net reductions during the year ended October 31, 2009	(3,624)	(10)	(3,634)
Translation	8,832	132	8,964

Balance as of October 31, 2009	1,049,270	207,759	1,257,029
Net additions during the three-month period ended January 31, 2010	—	3,055	3,055
Translation	(5,261)	(56)	(5,317)

Balance as of January 31, 2010	$1,044,009	$210,758	$1,254,767

The Company performed its annual impairment test during the fiscal third quarter of 2009, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.

Other Intangible Assets

	As of January 31, 2010		As of October 31, 2009
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$2,994	$1,020	$2,907	$979
Technology	94,732	45,881	91,279	43,846
Shelf space and market share	88,803	32,112	87,863	30,221
License and distribution rights and other	13,485	6,038	13,485	5,788

	200,014	$85,051	195,534	$80,834

Less accumulated amortization and translation	85,051		80,834

Other intangible assets, net	$114,963		$114,700

We estimate that amortization expense will be about $15.6 million per year in the five-year period ending October 31, 2014.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 5. Debt

	January 31, 2010	October 31, 2009
	(In thousands)
Short-term:
Overdraft and other credit facilities	$15,119	$7,051
Current portion of long-term debt	4,021	2,793

	$19,140	$9,844

Long-term:
Revolver	$378,800	$425,000
Senior notes	339,000	339,000
Capital lease	5,979	7,207
Other	399	423

	$724,178	$771,630

In November 2009, the Company entered into a $5.0 million overdraft facility for certain of our Asia Pacific subsidiaries. This facility is designed to replace the existing facility of approximately $3.0 million originating in April 2007. Both facilities are supported by a continuing and unconditional guaranty by the Company. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under the guaranty. At January 31, 2010, approximately $1.8 million was utilized.

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

Through the normal course of our business activities, the Company recognizes that it is exposed to foreign exchange risks. Our primary objective is to protect the USD value of future cash flows and minimize the volatility of reported earnings while strictly adhering to accounting principles generally accepted in the United States. To meet this objective, business exposures to foreign exchange risks must be identified, measured and minimized using the most effective and efficient methods to eliminate, reduce or transfer such exposures.

Exposures are reduced whenever possible by taking advantage of offsetting payable and receivable balances and netting net sales against expenses, also referred to as natural hedges. The Company employs the use of foreign currency derivative instruments to manage a portion of the remaining foreign exchange risk. While we designate our exposures under ASC 815 on a gross basis, foreign

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

currency derivatives may be used to protect against an exposure value resulting from forecasted non-functional currency denominated net sales and expenses. Our risk management objectives and the strategies for achieving those objectives depend on the type of exposure being hedged.

The Company is also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit (Revolver) varies with the London Interbank Offered Rate. To mitigate this risk, we hedge portions of our variable rate debt by swapping those portions to fixed rates.

We only enter into derivative financial instruments with institutions that have an International Swap Dealers Association (ISDA) agreement in place. Our derivative financial instruments do not contain credit risk related contingent features such as call features or requirements for posting collateral. Although the Company and its counterparties have some right of set-off, all foreign exchange derivatives are displayed gross in the fair value tabular disclosure and accounted for as such in our Consolidated Condensed Balance Sheet. We adjust our foreign exchange forward contracts and cross currency swaps for credit risk on a per derivative basis. However, when applicable, we record interest rate derivatives as net in our Consolidated Condensed Balance Sheet, in accordance with ASC 815-10, but gross in the fair value tabular disclosure. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. For the fiscal quarter ended January 31, 2010, and for the fiscal year ending October 31, 2009, all of our interest rate derivatives were in a liability position and, therefore, were not set-off in the Consolidated Balance Sheet. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution basis only. On an ongoing basis, we monitor counterparty credit ratings. We consider our credit non-performance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

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

To reduce foreign currency exposure related to forecasted foreign currency denominated sales and purchases of product, the Company enters into foreign currency forward contracts; however, in fiscal 2010, we have not entered into any new forward contracts of this kind. In fiscal 2009, we entered into forward contracts of approximately $43.0 million in the fiscal fourth quarter, $40.0 million in the fiscal

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

third quarter, $250.0 million in the fiscal second quarter and none in the fiscal first quarter. These derivatives were accounted for as cash flow hedges under ASC 815 and were expected to be effective through their maturities. As of January 31, 2010, all outstanding cash flow hedging derivatives had maturities of less than 12 months. Immaterial amounts of ineffectiveness were recorded during the fiscal first quarter of 2009 and no ineffectiveness was recorded for the remainder of fiscal 2009.

Typical currencies traded are those which represent the largest risk for the Company, including but not limited to the British pound sterling, euro and Japanese yen. Hedge amounts vary by currency but typically fall below $10.0 million per month per currency. Hedges for each currency mature monthly to correspond with the payment cycles of the hedged relationships. To maintain a layered hedged position, additional hedges may be placed consistently throughout the year.

Each month during any given period, adjustments are made to the existing hedges by matching them with the actual cash flows that occurred in that month. Each hedge, therefore, will require that compensating trades be adjusted to match the actual flows of the underlying exposure.

The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in fair value of these hedges is initially reported as a component of accumulated OCI in stockholder’s equity until the underlying hedged item is reflected in our Consolidated Statement of Income, at which time the effective amount in OCI is reclassified to either net sales or cost of sales in our Consolidated Statement of Income.

We record any ineffectiveness and any excluded components of the hedge immediately to other income or expense in our Consolidated Statement of Income. We calculate hedge effectiveness at a minimum each fiscal quarter. Monthly, we evaluate hedge effectiveness prospectively and retrospectively, excluding time value, using regression as well as other timing and probability criteria required by ASC 815.

In the event the underlying forecasted transaction does not occur within the designated hedge period, or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedges are immediately reclassified from OCI to other income or expense in our Consolidated Statement of Income at that time. We expect to reclassify a loss of approximately $0.1 million to other expense over the next twelve months and a gain of approximately $2.0 million thereafter.

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. As of January 31, 2010, all outstanding balance sheet hedging derivatives had maturities of less than 12 months. The change in fair value of these derivatives is recognized in other income or expense.

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

Interest Rate Swaps

In fiscal 2007 and 2008, the Company entered into floating-to-fixed interest rate swaps to fix the floating rate on the Revolver. As of January 31, 2010, the swaps’ notional value totaled $375.0 million with maturities ranging from 2 months to 16 months and fixed rates between 2.40% and 4.95%. We qualified and designated these swaps under ASC 815 as cash flow hedges and recorded the offset of the cumulative fair market value (net of tax effect) to OCI in our Consolidated Condensed Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. The fair value of the outstanding swaps is shown in the Consolidated Condensed Balance Sheet and the Fair Value Measurements and Disclosures tables, below. Liabilities of $2.2 million and $2.6 million were recorded and attributable to accrued interest as of January 31, 2010 and October 31, 2009, respectively. We expect to reclassify $7.2 million from OCI to interest expense in our Consolidated Statements of Income over the next 12 months and $0.5 million thereafter.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The fair value of derivative instruments in our Consolidated Condensed Balance Sheet as of January 31, 2010 and October 31, 2009 was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value 1/31/2010	Fair Value 10/31/2009	Balance Sheet Location	Fair Value 1/31/2010	Fair Value 10/31/2009
	(In millions)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Prepaid expense & other current assets	$—	$—	Other current liabilities	$5.0	$4.1
Interest rate contracts	Other assets	—	—	Accrued pension liability and other	2.7	6.3
Foreign exchange contracts	Prepaid expense & other current assets	7.0	9.4	Other current liabilities	5.1	11.1
Foreign exchange contracts	Other assets	—	0.9	Accrued pension liability and other	—	0.7

Total derivatives designated as hedging instruments under ASC 815		$7.0	$10.3		$12.8	$22.2

Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	Prepaid expense & other current assets	$—	$—	Other current liabilities	$—	$—
Interest rate contracts	Other assets	—	—	Accrued pension liability and other	—	—
Foreign exchange contracts	Prepaid expense & other current assets	0.4	0.8	Other current liabilities	2.6	0.7
Foreign exchange contracts	Other assets	—	—	Accrued pension liability and other	—	—

Total derivatives not designated as hedging instruments under ASC 815		$0.4	$0.8		$2.6	$0.7

Total derivatives		$7.4	$11.1		$15.4	$22.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Income

For the Three Months Ended January 31, 2010 and 2009

(in millions)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative Ineffectiveness	Amount of Gain or (Loss) Recognized in Income Due to Ineffectiveness		Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	2010	2009		2010	2009		2010	2009		2010	2009
Interest rate contracts	$(0.7)	$(8.6)	Interest expense	$(3.4)	$(2.1)	Other income/ (expense)	$—	$—	Other income/ (expense)	$—	$—
Foreign exchange contracts	1.8	(17.2)	Net sales	(2.3)	9.2	Other income/ (expense)	—	(0.1)	Other income/ (expense)	—	0.7

Foreign exchange contracts	—	—	Cost of sales	(0.1)	(5.7)	Other income/ (expense)	—	—	Other income/ (expense)	—	—

Total	$1.1	$(25.8)		$(5.8)	$1.4		$—	$(0.1)		$—	$0.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(in millions)
		Three Months Ended January 31,
		2010	2009
Interest rate contracts	Interest income/(expense)	$—	$—
Foreign exchange contracts	Other (expense)/income, net	(1.5)	(2.0)

Total		$(1.5)	$(2.0)

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

We use foreign exchange forward contracts to minimize, to the extent reasonable and practical, our exposure to the impact of changing foreign currency fluctuations. We elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability - specifically LIBOR cash rates, credit risk at commonly quoted intervals, foreign exchange spot rates and forward points. Mid-market pricing is used as a practical expedient for fair value measurements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the fiscal first quarter of 2010, within the fair value hierarchy at January 31, 2010:

Level 2
(In millions)
Assets:
Foreign exchange contracts	$7.4

Liabilities:
Interest rate swaps	$7.7
Foreign exchange contracts	7.7

$15.4

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during fiscal 2009, within the fair value hierarchy at October 31, 2009:

Level 2
(In millions)
Assets:
Foreign exchange contracts	$11.1

Liabilities:
Interest rate swaps	$10.4
Foreign exchange contracts	12.5

$22.9

Note 7. Earnings Per Share

	Three Months Ended January 31,
	2010	2009
	(In thousands, except per share amounts)
Net income	$20,423	$23,873

Basic:
Weighted average common shares	45,293	45,141

Basic earnings per common share	$0.45	$0.53

Diluted:
Weighted average common shares	45,293	45,141
Effect of dilutive stock options	830	—

Diluted weighted average common shares	46,123	45,141

Diluted earnings per common share	$0.44	$0.53

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that are not included in the diluted net income per share calculation because to do so would be antidilutive for the periods presented:

	Three Months Ended January 31,
	2010	2009
	(In thousands, except exercise prices)
Numbers of stock option shares excluded	3,957	4,775

Range of exercise prices	$35.69-$80.51	$17.09-$80.51

Note 8. Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

	Three Months Ended January 31,
	2010	2009
	(In millions)
Selling, general and administrative expense	$2.5	$3.0
Cost of sales	0.2	0.4
Research and development expense	0.1	0.2
Capitalized in inventory	0.2	0.4

Total compensation expense	$3.0	$4.0

Related income tax benefit	$1.0	$1.2

Note 9. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2010 was 16%. GAAP requires that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provision for income taxes for the fiscal first quarter of 2009, was 19%. The decrease in the fiscal 2010 ETR reflects the shift in the geographic mix of income during the period.

The Company adopted the provisions of ASC 740-10-25-5 through 25-17, Basic Recognition Threshold, formerly FIN 48, on November 1, 2007. Under this guidance, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2009, the Company had total gross unrecognized tax benefits of $15.9 million. If recognized, $15.4 million of unrecognized tax benefits would impact the Company’s ETR. For the three-month period ended January 31, 2010, there were no material changes to the total amount of unrecognized tax benefits. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of our adoption of ASC 740-10-25-5 through 25-17, unrecognized tax benefits were reclassified to long-term income taxes payable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Interest and penalties of $1.2 million have been reflected as a component of the total liability as of November 1, 2009. It is the Company’s policy to recognize as additional income tax expense, the items of interest and penalties directly related to income taxes.

Included in the balance of unrecognized tax benefits at November 1, 2009, is $2.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and is comprised of transfer pricing and other items.

As of January 31, 2010, the tax years for which the Company remains subject to U.S. Federal income tax assessment upon examination are 2005 through 2008. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2004 through 2008.

Note 10. Employee Benefits

Cooper’s Retirement Income Plan (Plan), a defined benefit plan, covers substantially all full-time United States employees. Cooper’s contributions are designed to fund normal cost on a current basis and to fund over 30 years the estimated prior service cost of benefit improvements (5 years for annual gains and losses). The unit credit actuarial cost method is used to determine the annual cost. Cooper pays the entire cost of the Plan and funds such costs as they accrue. Virtually all of the assets of the Plan are comprised of equities and participation in equity and fixed income funds.

Cooper’s results of operations for the three months ended January 31, 2010 and 2009 reflect the following components of net periodic pension costs:

	Three Months Ended January 31,
	2010	2009
	(In thousands)
Service cost	$992	$766
Interest cost	668	586
Expected return on assets	(611)	(577)
Amortization of prior service cost	6	7
Amortization of transition obligation	5	7
Recognized net actuarial loss	199	9
Curtailment loss	44	—

Net periodic pension cost	$1,303	$798

The Company contributed $745,200 to the pension plan in the fiscal first quarter of 2010 and expects to contribute an additional $3.0 million in fiscal 2010. The Company contributed $512,069 to the pension plan during the first quarter of fiscal 2009.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 11. Cash Dividends

We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 5, 2010, to stockholders of record on January 19, 2010.

Note 12. Contingencies

Legal Proceedings

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications, the Company’s financial projections and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration and the impact of silicone hydrogel lenses. On November 28, 2007, the Court dismissed all claims against Mr. Fruth. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. On April 8, 2008, the Court granted a motion by Mr. Neil for judgment on the pleadings as to him. On October 20, 2009, the Court reaffirmed that Plaintiffs’ financial projection claims had been dismissed in its earlier rulings.

On January 6, 2009, the Court granted plaintiffs’ motion for class certification. The certified class consists of those persons who purchased or otherwise acquired Cooper common stock between July 28, 2004, and November 21, 2005. Discovery in this matter has closed. Cooper and the individual defendants filed summary judgment motions on December 21, 2009. On February 2, 2010, the Court vacated the pre-trial and trial dates while it considered the summary judgment motions. On March 4, 2010, the Court denied in substantial part the motions for summary judgment. Court ordered settlement efforts have not been successful. The Company expects to exhaust its insurance coverage in defense of this litigation and if the case proceeds to trial, general and administrative expenses will increase. The Company intends to defend this matter vigorously.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth and Fryling. It also names as defendants current directors Michael Kalkstein, Moses Marx, Steven Rosenberg, Stanley Zinberg, Allan Rubenstein, Donald Press and one former director. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. The time for the Company to respond to the consolidated amended complaint has not yet passed.

In addition to the derivative action pending in federal court, three similar purported shareholder actions were filed in the Superior Court for the State of California for the County of Alameda. These actions have been consolidated under the heading In re Cooper Companies, Inc. Shareholder Derivative Litigation, Case Nos. RG06260748. A consolidated amended complaint was filed on September 18, 2006. The consolidated amended complaint names as defendants the same individuals that are the defendants in the federal derivative action. In addition, the complaint names current officers Carol R. Kaufman, Paul L. Remmell, Jeffrey Allan McLean, and Nicholas J. Pichotta and former officers. The Company is a nominal defendant. On November 29, 2006, the Superior Court for the County of Alameda entered an order staying the consolidated action pending the resolution of the federal derivative action.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Both the state and federal derivative actions are derivative in nature and do not seek damages from the Company.

Note 13. Financial Information for Guarantor and Non-Guarantor Subsidiaries

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes due 2015 (Senior Notes), of which $339 million are outstanding at January 31, 2010. The Senior Notes are guaranteed by certain of our direct and indirect subsidiaries. The Senior Notes represent our general unsecured obligations; senior in right of payment to all of our existing and any future subordinated indebtedness; pari passu in right of payment with all of our existing and any future unsecured indebtedness that is not by its terms expressly subordinated to the Senior Notes; effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness; unconditionally guaranteed by all of our existing and future domestic subsidiaries, other than any excluded domestic subsidiaries; and structurally subordinated to indebtedness of our subsidiaries that are not subsidiary guarantors.

Presented below are the Consolidating Condensed Statements of Operations for the three months ended January 31, 2010 and 2009, the Consolidating Condensed Balance Sheets as of January 31, 2010 and October 31, 2009 and the Consolidating Condensed Statements of Cash Flows for the three months ended January 31, 2010 and 2009 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended January 31, 2010
Net sales	$—	$120,168	$196,086	$(55,996)	$260,258
Cost of sales	—	57,939	107,153	(54,597)	110,495

Gross profit	—	62,229	88,933	(1,399)	149,763

Operating expenses	5,509	46,277	60,998	—	112,784

Operating income (loss)	(5,509)	15,952	27,935	(1,399)	36,979
Interest expense	9,958	—	267	—	10,225
Other income (expense), net	2,533	1,292	(6,135)	(18)	(2,328)

Income (loss) before income taxes	(12,934)	17,244	21,533	(1,417)	24,426
Provision for (benefit from) income taxes	(6,237)	8,497	1,743	—	4,003

Net income (loss)	$(6,697)	$8,747	$19,790	$(1,417)	$20,423

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended January 31, 2009
Net sales	$—	$117,975	$152,636	$(19,469)	$251,142
Cost of sales	—	52,959	73,225	(17,177)	109,007

Gross profit	—	65,016	79,411	(2,292)	142,135

Operating expenses	8,170	44,251	56,934	—	109,355

Operating income (loss)	(8,170)	20,765	22,477	(2,292)	32,780
Interest expense	11,221	—	236	—	11,457
Other income (expense), net	10,090	(5,196)	3,251	—	8,145

Income (loss) before income taxes	(9,301)	15,569	25,492	(2,292)	29,468
Provision for (benefit from) income taxes	(4,505)	6,676	3,424	—	5,595

Net income (loss)	$(4,796)	$8,893	$22,068	$(2,292)	$23,873

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
January 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$72	$(788)	$2,538	$—	$1,822
Trade receivables, net	—	67,723	107,222	—	174,945
Inventories	—	112,592	191,609	(52,359)	251,842
Deferred tax assets	1,400	19,859	4,080	—	25,339
Other current assets	5,169	4,725	32,566	—	42,460

Total current assets	6,641	204,111	338,015	(52,359)	496,408

Property, plant and equipment, net	1,328	88,738	496,650	—	586,716
Goodwill	116	672,180	582,471	—	1,254,767
Other intangibles, net	—	68,370	46,593	—	114,963
Deferred tax assets	47,518	(24,885)	2,394	—	25,027
Other assets	1,681,890	24,463	13,834	(1,676,668)	43,519

	$1,737,493	$1,032,977	$1,479,957	$(1,729,027)	$2,521,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$254	$2,488	$16,398	$—	$19,140
Other current liabilities	25,318	41,608	92,741	—	159,667

Total current liabilities	25,572	44,096	109,139	—	178,807

Long-term debt	717,800	—	6,378	—	724,178
Deferred tax liabilities	—	—	15,046	—	15,046
Intercompany and other liabilities	61,534	(219,841)	209,620	—	51,313

Total liabilities	804,906	(175,745)	340,183	—	969,344

Stockholders’ equity	932,587	1,208,722	1,139,774	(1,729,027)	1,552,056

	$1,737,493	$1,032,977	$1,479,957	$(1,729,027)	$2,521,400

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
October 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$2,574	$(1,688)	$3,046	$—	$3,932
Trade receivables, net	—	59,926	111,015	—	170,941
Inventories, net	—	107,475	203,557	(50,186)	260,846
Deferred tax assets	1,849	18,738	2,773	—	23,360
Other current assets	5,053	5,713	33,766	267	44,799

Total current assets	9,476	190,164	354,157	(49,919)	503,878

Property, plant and equipment, net	1,396	95,331	505,841	—	602,568
Goodwill	116	669,125	587,788	—	1,257,029
Other intangibles, net	—	66,904	47,796	—	114,700
Deferred tax assets	46,081	(20,752)	2,452	—	27,781
Other assets	1,682,377	24,667	15,575	(1,676,668)	45,951

	$1,739,446	$1,025,439	$1,513,609	$(1,726,587)	$2,551,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$1,548	$8,296	$—	$9,844
Other current liabilities	22,732	37,068	105,770	—	165,570

Total current liabilities	22,732	38,616	114,066	—	175,414

Long-term debt	764,000	—	7,630	—	771,630
Deferred tax liabilities	—	—	16,456	—	16,456
Intercompany and other liabilities	17,271	(213,151)	243,945	—	48,065

Total liabilities	804,003	(174,535)	382,097	—	1,011,565
Stockholders’ equity	935,443	1,199,974	1,131,512	(1,726,587)	1,540,342

	$1,739,446	$1,025,439	$1,513,609	$(1,726,587)	$2,551,907

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended January 31, 2010
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(6,138)	$16,642	$45,638	$—	$56,142

Cash flows from investing activities:
Purchase of property, plant and equipment	(14)	(876)	(12,021)	—	(12,911)
Acquisitions of businesses, net of cash acquired	—	(8,400)	(107)	—	(8,507)
Intercompany (investments in subsidiaries)	48,270	—	—	(48,270)	—

Net cash (used in) provided by investing activities	48,256	(9,276)	(12,128)	(48,270)	(21,418)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	278	940	6,850	—	8,068
Intercompany proceeds (repayments)	—	(7,406)	(40,864)	48,270	—
Net proceeds (repayments) of long-term debt	(46,224)	—	—	—	(46,224)
Dividends on common stock	—	—	—	—	—
Excess tax benefit from share-based compensation arrangements	407	—	—	—	407
Proceeds from exercise of stock options	919	—	—	—	919

Net cash (used in) provided by financing activities	(44,620)	(6,466)	(34,014)	48,270	(36,830)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)

Net (decrease) increase in cash and cash equivalents	(2,502)	900	(508)	—	(2,110)
Cash and cash equivalents at the beginning of the period	2,574	(1,688)	3,046	—	3,932

Cash and cash equivalents at the end of the period	$72	$(788)	$2,538	$—	$1,822

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

Segment information:

	Three Months Ended January 31,
	2010	2009
	(In thousands)
CooperVision net sales by category:
Toric soft lens	$63,533	$58,625
Multifocal soft lens	16,681	15,849
Single-use sphere soft lens	46,943	42,224
Non single-use sphere and other eye care products	88,783	94,510

Total CooperVision net sales	215,940	211,208
CooperSurgical net sales	44,318	39,934

Total net sales	$260,258	$251,142

Operating income (loss):
CVI	$32,433	$31,641
CSI	10,055	9,309
Headquarters	(5,509)	(8,170)

Total operating income	36,979	32,780
Interest expense	(10,225)	(11,457)
Other (expense) income, net	(2,328)	8,145

Income before income taxes	$24,426	$29,468

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

	January 31, 2010	October 31, 2009
	(In thousands)
Identifiable assets:
CVI	$2,153,871	$2,184,856
CSI	309,980	304,927
Headquarters	57,549	62,124

Total	$2,521,400	$2,551,907

Geographic information:

	Three Months Ended January 31,
	2010	2009
	(In thousands)
Net sales to external customers by country of domicile:
United States	$118,356	$116,261
Europe	83,517	72,496
Rest of world	58,385	62,385

Total	$260,258	$251,142

	January 31, 2010	October 31, 2009
	(In thousands)
Long-lived assets by country of domicile:
United States	$366,135	$375,349
Europe	212,236	218,974
Rest of world	8,345	8,245

Total	$586,716	$602,568

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact. In addition, all statements regarding anticipated growth in our net sales, CooperVision’s manufacturing restructuring plan, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

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

•

The impact of acquisitions or divestitures on net sales, earnings or margins and the ability to successfully integrate acquisitions into the business, including the product lines recently acquired by CooperSurgical.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

In this section, we discuss the results of our operations for the fiscal first quarter of 2010 and compare them with the same period of fiscal 2009. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

First Quarter Highlights

•	Sales of $260.3 million, up 4%.

•	Gross profit $149.8 million, up from $142.1 million.

•	Operating income up 13% to $37.0 million.

•	Diluted earnings per share of 44 cents, down from 53 cents.

•	Operating cash flow $56.1 million, up 125% from $24.9 million.

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

We compete in the worldwide contact lens market with our disposable spherical, toric and multifocal contact lenses offered in a variety of materials including using phosphorylcholine (PC) Technology™ and silicone hydrogel Aquaform® technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and that the shift in practitioner preferences from low-featured “commodity” lenses to higher-value specialty and single-use lenses continue to support a favorable world market outlook. CVI is focused on greater market penetration in Europe and Asia as we roll out new products and continue to expand our presence in those regions.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. The Company launched Biofinity® sphere in 2007 and Avaira® sphere in 2008, both silicone hydrogel contact lens products. While we believe that we have high quality silicone hydrogel contact lens products, our future growth may be limited by our late entry into the silicone hydrogel segment of the market. In addition to spheres, competitive silicone hydrogel toric products are making substantial gains in market share and represent a risk to our toric business. We launched a monthly silicone hydrogel toric lens, under the Biofinity label, in the first calendar quarter of 2009 and plan to launch a two-week silicone hydrogel toric, under the Avaira label, in fiscal year 2010. Our ability to compete successfully with silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

The medical device segment of women’s healthcare is highly fragmented. CSI competes based on brand awareness and market focused product offerings. CSI’s strategy includes identifying and acquiring selected smaller companies and product lines that improve its existing market position or serve new clinical areas. We intend to continue to invest in CSI’s business through acquisitions of companies and product lines.

We believe that our cash and cash equivalents, cash flow from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and acquisitions for at least the next twelve months.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended January 31,
	2010	2009	% Change
Net sales	100%	100%	4%
Cost of sales	42%	43%	1%

Gross profit	58%	57%	5%
Selling, general and administrative expense	39%	38%	6%
Research and development expense	3%	3%	5%
Restructuring costs	—	1%	(88)%
Amortization of intangibles	2%	2%	1%

Operating income	14%	13%	13%

Net Sales

Cooper’s two business units, CVI and CSI generate all of its sales.

•	CVI develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision care market.

•	CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew by $9.2 million, or 4%.

	Three Months Ended January 31,		% Change
	2010	2009
	($in millions)
CVI	$215.9	$211.2	2%
CSI	44.4	39.9	11%

	$260.3	$251.1	4%

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

CVI’s product lines of toric and multifocal lenses, PC Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses are intended to take advantage of these trends. CVI’s silicone hydrogel spherical lens products, Biofinity and Avaira, are marketed in the United States, Europe and Asia Pacific, excluding Japan. However, we believe that it is important to develop a full range of toric and multifocal silicone hydrogel products due to increased pressure from silicone hydrogel toric products offered by our major competitors. CVI launched Biofinity toric, a silicone hydrogel toric lens, in the first calendar quarter of 2009. CVI also plans to launch a second silicone hydrogel toric lens, Avaira toric, in fiscal year 2010.

Contact lens revenue includes sales of conventional, disposable, long-term extended wear lenses and single-use lenses, some of which are aspherically designed, and toric, multifocal and cosmetic lenses.

•	Proclear® aspheric, toric and multifocal lenses, manufactured using proprietary phosphorylcholine (PC) Technology, help enhance tissue/device compatibility and offer improved lens comfort.

•	Biofinity and Avaira aspheric and toric lenses, manufactured using proprietary silicone hydrogel Aquaform technology, increase oxygen transmissibility for longer wear.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CVI Net Sales by Region

	Three Months Ended January 31,
	2010	2009	% Change
	($ in millions)
Americas	$86.0	$86.1	—%
EMEA	84.7	82.3	3%
Asia Pacific	45.2	42.8	6%

	$215.9	$211.2	2%

CVI’s worldwide net sales grew 2%. Americas net sales were flat overall with total torics down 1% and total multifocals down 1% offset by market gains of CVI’s silicone hydrogel spherical and toric lenses, Biofinity and Avaira, up 125% and Proclear 1 Day spheres, up 60%. We recorded $10.1 million of reductions to Americas net sales due to out-of-period adjustments to increase accruals for rebates that were under-accrued in fiscal 2009. EMEA sales grew 3% driven by increases in sales of Biofinity spherical and toric lenses and PC Technology lenses, including Proclear 1 Day lenses. Sales to the Asia Pacific region grew 6% primarily due to sales growth of single-use spherical and toric products and Biofinity and Avaira lenses.

Net sales growth includes increases in single-use spheres up 11%, all disposable spheres up 10% and total spheres up 9%. Silicone hydrogel spheres were up 84%, primarily in the United States and Europe. Our silicone hydrogel toric lenses, which we launched in the fiscal first quarter of 2009, had sales of $11.0 million and single-use torics grew 32%, with total torics up 8%. Disposable multifocal lens sales grew 6% to $16.5 million. Older conventional lens products declined 15%, and cosmetic lenses declined 10%. Proclear products continued global market share gains as Proclear 1 Day spheres increased 74% and Proclear multifocal lenses increased 10%.

CVI’s sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix have influenced CVI’s sales growth, average realized prices by product have not materially influenced sales growth.

CSI Net Sales

CSI’s net sales increased 11% to $44.4 million with organic sales growth of about 10%. Sales of products marketed directly to hospitals grew 15% and now represent 36% of CSI’s sales. Women’s healthcare products used primarily by obstetricians and gynecologists generate 96% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. Unit growth and product mix along with increased average realized prices on disposable products have influenced organic sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Cost of Sales/Gross Profit

Gross profit as a percentage of net sales (margin) was:

	Margin Three Months Ended January 31,
	2010	2009
CVI	57%	56%
CSI	61%	62%
Consolidated	58%	57%

CVI’s margin was 57% for the fiscal first quarter of 2010 compared with 56% for the first quarter last year with the increase a result of changing product mix including a shift to higher margin silicone hydrogel products and improvements in manufacturing efficiencies. The increase was partially offset by the increase in accruals for rebates discussed above and $2.2 million of costs associated with the 2009 CooperVision manufacturing restructuring plan that we initiated in our fiscal third quarter of 2009. As discussed below, these costs are primarily severance charges and accelerated depreciation, and we expect to incur similar costs related to this manufacturing restructuring plan through the fiscal first quarter of 2011.

CSI’s margin was 61% for the first quarter of 2010 compared with 62% for the first quarter last year. The decrease is a result of changing product mix and the currency impact of materials purchased internationally partially offset by an increase in higher margin products marketed directly to hospitals that represent 36% of net sales in the current period compared to 34% in the first quarter of 2009.

Selling, General and Administrative (SGA) Expense

	Three Months Ended January 31,
	2010	% Net Sales	2009	% Net Sales	% Change
	($ in millions)
CVI	$80.2	37%	$73.7	35%	9%
CSI	14.9	34%	13.2	33%	13%
Headquarters	5.5	N/A	8.1	N/A	(33)%

	$100.6	39%	$95.0	38%	6%

In the fiscal first quarter of 2010, consolidated SGA increased by 6% and, as a percentage of net sales, increased to 39% from 38% in the fiscal first quarter of 2009.

CVI’s SGA increased 9% in the fiscal first quarter, primarily due to increased marketing expenses related to our silicone hydrogel products and increased selling and distribution costs to support higher sales. SGA as a percentage of net sales increased to 37% from 35% in the fiscal first quarter of 2009.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CSI’s SGA increased 13% in the fiscal first quarter and as a percentage of net sales increased to 34% from 33% in the fiscal first quarter of 2009. Selling costs increased to support higher sales and other general and administration costs increased primarily due to acquisition related legal expenses.

Corporate headquarters’ SGA decreased 33% to $5.5 million in the fiscal first quarter primarily due to reduced headcount, lower share-based compensation expense and audit costs.

Research and Development Expense

During the fiscal first quarter, CVI’s research and development expenditures were $6.6 million, up 6% over the fiscal first quarter of 2009 and were 3% of net sales in both periods. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

CSI’s research and development expenditures were $1.0 million, and as a percentage of net sales decreased to 2% from 3% in the first quarter of 2009. CSI’s research and development activities include the upgrade and redesign of many CSI incontinence, assisted reproductive technology and uterine manipulation products and other gynecological and obstetrical product development activities.

Restructuring Costs

The Company initiated the Critical Activity restructuring plan in the fiscal first quarter of 2009, and it was substantially complete in our fiscal fourth quarter of 2009. We reported $0.3 million in the fiscal first quarter of 2010 compared to $3.6 million in the first quarter last year with total restructuring costs for this plan of $4.6 million, with total expense reported of $0.3 million in the first fiscal quarter of 2010. The Company entered into the 2009 CooperVision manufacturing restructuring plan in the fiscal third quarter of 2009, with total expense reported of $2.3 million in the fiscal first quarter of 2010, which primarily included non-cash costs associated with assets. The Company expects to complete restructuring activities in Adelaide, Australia, in our fiscal third quarter of 2010 and expects to complete restructuring activities in Norfolk, Virginia, in our fiscal first quarter of 2011. The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

Operating Income

Operating income increased by $4.2 million, or 13%, in the first quarter:

	Three Months Ended January 31,
	2010	% Net Sales	2009	% Net Sales	% Change
	($ in millions)
CVI	$32.4	15%	$31.6	15%	3%
CSI	10.1	23%	9.3	23%	8%
Headquarters	(5.5)	N/A	(8.1)	N/A	33%

	$37.0	14%	$32.8	13%	13%

Interest Expense

Interest expense in the fiscal first quarter decreased 11% to $10.2 million and to 4% of net sales from 5% in the first quarter last year. The decrease primarily reflects a reduction in our long-term borrowings used for capital expenditures and lower interest rates.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Other (Expense) Income, Net

	Three Months Ended January 31,
	2010	2009
	(In millions)
Gain on extinguishment of debt	$—	$1.8
Foreign exchange (loss) gain	(2.3)	6.5
Other	—	(0.2)

	$(2.3)	$8.1

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

In the fiscal first quarter of 2009, we recognized a foreign exchange net gain of $6.5 million, primarily due to the U.S. dollar strengthening against other currencies and an initiative we completed in the quarter related to intercompany transactions.

Provision for Income Taxes

We recorded tax expense of $4.0 million in the fiscal first quarter of 2010 compared to $5.6 million in the fiscal first quarter of 2009. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2010 was 16%. GAAP requires that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provision for income taxes for the fiscal first quarter of 2009, was 19%. The decrease in the fiscal 2010 ETR reflects the shift in the geographic mix of income during the period.

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options, restricted stock awards and restricted stock units were as follows:

	Three Months Ended January 31,
	2010	2009
	(In millions)
Selling, general and administrative expense	$2.5	$3.0
Cost of sales	0.2	0.4
Research and development expense	0.1	0.2
Capitalized in inventory	0.2	0.4

Total compensation expense	$3.0	$4.0

Related income tax benefit	$1.0	$1.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

First Quarter Highlights

•	Operating cash flow $56.1 million vs. $24.9 million in the fiscal first quarter of 2009.

•	Expenditures for purchases of property, plant and equipment (PP&E) $12.9 million vs. $34.1 million in last year’s first quarter.

•	Total debt decreased to $743.3 million from $781.5 million at October 31, 2009.

Comparative Statistics

	January 31, 2010	October 31, 2009
	($ in millions)
Cash and cash equivalents	$1.8	$3.9
Total assets	$2,521.4	$2,551.9
Working capital	$317.6	$328.5
Total debt	$743.3	$781.5
Stockholders’ equity	$1,552.1	$1,540.3
Ratio of debt to equity	0.48:1	0.51:1
Debt as a percentage of total capitalization	32%	34%
Operating cash flow - twelve months ended	$254.4	$223.1

Working Capital

The decrease in working capital in the fiscal first quarter of 2010 was primarily due to a decrease in inventories and an increase in short-term debt. The decrease in working capital was partially offset by an increase in trade accounts receivable and a decrease in accounts payable and other accrued liabilities.

Operating Cash Flow

Cash flow provided by operating activities totaled $56.1 million in the first quarter of fiscal 2010 and $254.4 million over the twelve-month period ended January 31, 2010. Operating cash flow increased compared to the first quarter of fiscal 2009, primarily due to reduction in inventory due to higher sales volume and timing of accounts payable and income tax payments.

At the end of the fiscal first quarter of 2010, Cooper’s inventory months on hand (MOH) decreased to 6.8 from 7.9 in last year’s first quarter. Our days sales outstanding (DSO) increased to 61 days from 58 days in last year’s first quarter. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Investing Cash Flow

The cash outflow of $21.4 million from investing activities was for capital expenditures of $12.9 million primarily to improve manufacturing efficiency and payments of $8.5 million related to acquisitions.

Financing Cash Flow

The cash outflow of $36.8 million from financing activities in the fiscal first quarter of 2010 was driven by net repayments of debt of $38.1 million partially offset by proceeds of $1.3 million from the exercise of stock options.

Risk Management

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Swedish krona and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit varies with the London Interbank Offered Rate. Our significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through May 2011. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

During the fiscal first quarter of 2010, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, for a more complete discussion of our estimates and critical accounting policies.

New Accounting Pronouncements

On November 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-30-35-5A, Accounting for Defensive Intangible Assets. ASC Subtopic 350-30-35-5A applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. ASC 350-30-35-5A requires an entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with ASC 805 Business Combinations and ASC 820 Fair Value Measurement and Disclosure. ASC 350-30-35-5A is effective prospectively for intangible assets acquired in fiscal years beginning after December 15, 2008, or our fiscal year 2010.

On November 1, 2009, the Company adopted the deferred portions of FASB ASC 820, Fair Value Measurements and Disclosures, for its non financial assets and liabilities that are recognized at fair value on a non recurring basis, including long-lived assets, goodwill, other intangible assets and exit liabilities. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, which amends ASC 820, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to add new requirements for disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements and (4) the transfers between levels 1, 2 and 3 fair value measurements. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Concluded

The Company does not anticipate the adoption of ASU 2010-06, which is partially effective for the Company for the fiscal year beginning on November 1, 2010, will have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The amendment in the ASU was effective for the Company upon issuance (February 24, 2010). The adoption of ASU 2010-09 had no effect on our consolidated financial statements.

On November 1, 2009, the Company adopted the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (FSP APB 14-1). FSP APB 14-1, which was issued in May 2008, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share, but will not increase the cash interest payments. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The convertible senior debentures that the Company issued in fiscal 2003 and subsequently repurchased in fiscal 2008 are within the scope of FSP APB 14-1. The Company has adjusted the reported amounts in its Consolidated Balance Sheet as of October 31, 2009 as follows:

Consolidated Balance Sheet at October 31, 2009

	As Reported	Adjustments	As Adjusted
	(In thousands)
Additional paid-in capital	$1,053,662	$9,627	$1,063,289
Retained earnings	$500,078	$(9,627)	$490,451

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2010, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of January 31, 2010, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 23, 2007, the Court granted in-part and denied in-part Cooper and the individual defendants’ motion to dismiss. The Court dismissed the claims relating to the Sarbanes-Oxley Act certifications, the Company’s financial projections and the Company’s accounting of assets acquired in the Ocular merger. The Court denied the motion as to the claims related to alleged false statements concerning the Biomedics product line, sales force integration and the impact of silicone hydrogel lenses. On November 28, 2007, the Court dismissed all claims against Mr. Fruth. On December 3, 2007, the Company and Messrs. Bender, Weiss, Neil and Fryling answered the amended consolidated complaint. On April 8, 2008, the Court granted a motion by Mr. Neil for judgment on the pleadings as to him. On October 20, 2009, the Court reaffirmed that Plaintiffs’ financial projection claims had been dismissed in its earlier rulings.

On January 6, 2009, the Court granted plaintiffs’ motion for class certification. The certified class consists of those persons who purchased or otherwise acquired Cooper common stock between July 28, 2004, and November 21, 2005. Discovery in this matter has closed. Cooper and the individual defendants filed summary judgment motions on December 21, 2009. On February 2, 2010, the Court vacated the pre-trial and trial dates while it considered the summary judgment motions. On March 4, 2010, the Court denied in substantial part the motions for summary judgment. Court ordered settlement efforts have not been successful. The Company expects to exhaust its insurance coverage in defense of this litigation and if the case proceeds to trial, general and administrative expenses will increase. The Company intends to defend this matter vigorously.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth and Fryling. It also names as defendants current directors Michael Kalkstein, Moses Marx, Steven Rosenberg, Stanley Zinberg, Allan Rubenstein, Donald Press and one former director. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. The time for the Company to respond to the consolidated amended complaint has not yet passed.

In addition to the derivative action pending in federal court, three similar purported shareholder actions were filed in the Superior Court for the State of California for the County of Alameda. These actions have been consolidated under the heading In re Cooper Companies, Inc. Shareholder Derivative Litigation, Case Nos. RG06260748. A consolidated amended complaint was filed on September 18, 2006. The consolidated amended complaint names as defendants the same individuals that are the defendants in the federal derivative action. In addition, the complaint names current officers Carol R. Kaufman, Paul L. Remmell, Jeffrey Allan McLean, and Nicholas J. Pichotta and former officers. The Company is a nominal defendant. On November 29, 2006, the Superior Court for the County of Alameda entered an order staying the consolidated action pending the resolution of the federal derivative action.

Both the state and federal derivative actions are derivative in nature and do not seek damages from the Company.

Item 1A. Risk Factors

Our business faces significant risks. These risks include the risk described below. The risk factor set forth below was disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, and has been modified to reflect changes since that filing. This risk should be read in conjunction with the other information in this report and the Annual Report on Form 10-K for the fiscal year ended October 31, 2009. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock could decline.

We face risks in connection with securities litigation.

The Company and several of its directors and officers have been named in a consolidated putative securities class action lawsuit and its directors and certain of its officers have been named in two consolidated derivative lawsuits, the nature and status of which are described in Item 1. Legal Proceedings. The consolidated putative securities class action seeks unspecified damages from the Company, and we are unable to estimate the range of potential losses that would be incurred if the plaintiffs in this action were to prevail, or to determine the total effect that it may have on our results of operations, financial position and cash flows. We expect to exhaust our insurance coverage in defense of this litigation and if the case proceeds to trial, general and administrative expenses will increase. A settlement or adverse judgment on the merits of this action could have a material adverse effect on the Company’s liquidity, results of operations and financial condition. In addition, securities litigation, irrespective of its merits, is costly to defend and diverts management’s attention and resources, which could adversely affect our business.

The purported derivative lawsuits, which are at a very preliminary stage, do not seek damages from the Company. However, derivative litigation is costly, and these lawsuits may divert management’s attention and resources, which could adversely affect our business.

Item 6. Exhibits

Exhibit Number	Description
10.1	The Cooper Companies, Inc. 2010 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2010.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7, “Earnings per Share,” to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 5, 2010	/s/ Rodney E. Folden
Rodney E. Folden
Vice President and Corporate Controller
(Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.
10.1	The Cooper Companies, Inc. 2010 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2010.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Footnote 7, “Earnings per Share,” to the Consolidated Condensed Financial Statements in this report.