Form 10-Q
period 2010-04-30
COOPER COMPANIES INC
filed 2010-06-04
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	46,573,533 Shares
Class	Outstanding at May 31, 2010

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Net sales	$289,271	$260,594	$549,530	$511,736
Cost of sales	125,778	111,537	236,274	220,545

Gross profit	163,493	149,057	313,256	291,191
Selling, general and administrative expense	111,340	93,705	211,918	188,697
Research and development expense	8,573	10,065	16,200	17,295
Restructuring costs	47	—	410	2,954
Amortization of intangibles	4,499	4,080	8,716	8,257

Operating income	39,034	41,207	76,012	73,988
Interest expense	9,730	10,830	19,955	22,287
Litigation settlement charge	27,000	—	27,000	—
Other income (expense), net	168	260	(2,159)	8,404

Income before income taxes	2,472	30,637	26,898	60,105
(Benefit from) provision for income taxes	(1,984)	5,988	2,020	11,583

Net income	$4,456	$24,649	$24,878	$48,522

Basic earnings per share	$0.10	$0.55	$0.55	$1.07

Diluted earnings per share	$0.10	$0.54	$0.54	$1.07

Number of shares used to compute earnings per share:
Basic	45,481	45,170	45,386	45,155

Diluted	46,367	45,523	46,197	45,204

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(In thousands)

(Unaudited)

	April 30, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,829	$3,932
Trade accounts receivable, net of allowance for doubtful accounts of $4,956 at April 30, 2010 and $4,690 at October 31, 2009	174,291	170,941
Inventories	238,756	260,846
Deferred tax assets	28,030	23,360
Prepaid expense and other current assets	42,543	44,799

Total current assets	493,449	503,878

Property, plant and equipment, at cost	872,460	882,322
Less: accumulated depreciation and amortization	302,974	279,754

	569,486	602,568

Goodwill	1,255,177	1,257,029
Other intangibles, net	120,864	114,700
Deferred tax assets	28,470	27,781
Other assets	41,779	45,951

	$2,509,225	$2,551,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$13,567	$7,051
Current portion of long-term debt	—	2,793
Accounts payable	42,822	36,878
Employee compensation and benefits	35,580	35,781
Accrued acquisition costs	3,260	3,599
Accrued income taxes	10,466	4,400
Accrued litigation settlement	27,000	—
Other current liabilities	75,561	84,912

Total current liabilities	208,256	175,414

Long-term debt	699,381	771,630
Deferred tax liabilities	12,576	16,456
Accrued pension liability and other	46,284	48,065

Total liabilities	966,497	1,011,565

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 45,886 at April 30, 2010 and 45,572 at October 31, 2009	4,589	4,557
Additional paid-in capital	1,070,678	1,063,289
Accumulated other comprehensive loss	(41,701)	(12,920)
Retained earnings	513,967	490,451
Treasury stock at cost: 313 shares at April 30, 2010 and 328 shares at October 31, 2009	(4,805)	(5,035)

Stockholders’ equity	1,542,728	1,540,342

	$2,509,225	$2,551,907

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended April 30,
	2010	2009
Cash flows from operating activities:
Net income	$24,878	$48,522
Depreciation and amortization	46,897	46,006
Accrued litigation settlement	27,000	—
Increase (decrease) in operating capital	20,500	(39,859)
Other non-cash items	8,485	14,070

Net cash provided by operating activities	127,760	68,739

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(24,119)	(54,061)
Acquisitions of businesses, net of cash acquired, and other	(30,971)	(3,705)

Net cash used in investing activities	(55,090)	(57,766)

Cash flows from financing activities:
Net proceeds from short-term debt	6,516	4,203
Repayments and repurchase of long-term debt	(353,210)	(494,360)
Proceeds from long-term debt	278,168	482,998
Dividends on common stock	(1,362)	(1,355)
Excess tax benefit from share-based compensation arrangements	407	135
Issuance of common stock for employee stock plans	2,707	(30)

Net cash used in financing activities	(66,774)	(8,409)
Effect of exchange rate changes on cash and cash equivalents	1	(36)

Net increase in cash and cash equivalents	5,897	2,528
Cash and cash equivalents - beginning of period	3,932	1,944

Cash and cash equivalents - end of period	$9,829	$4,472

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Net income	$4,456	$24,649	$24,878	$48,522
Other comprehensive (loss) income:
Foreign currency translation adjustment	(18,504)	9,518	(35,554)	(29,788)
Change in value of derivative instruments, net of tax	842	10,647	6,773	(13,819)

Other comprehensive (loss) income	(17,662)	20,165	(28,781)	(43,607)

Comprehensive (loss) income	$(13,206)	$44,814	$(3,903)	$4,915

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated financial position at April 30, 2010 and October 31, 2009, the consolidated results of its operations for the three and six months ended April 30, 2010 and 2009 and its consolidated condensed cash flows for the six months ended April 30, 2010 and 2009. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.

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

During the fiscal first half of 2010, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, for a more complete discussion of our estimates and critical accounting policies.

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

New Accounting Pronouncements

On November 1, 2009, the Company adopted the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (FSP APB 14-1). FSP APB 14-1, which was issued in May 2008, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share but will not increase the cash interest payments. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The convertible senior debentures that the Company issued in fiscal 2003 and subsequently repurchased in fiscal 2008 are within the scope of FSP APB 14-1. The Company has adjusted the reported amounts in its Consolidated Balance Sheet as of October 31, 2009 as follows:

Consolidated Balance Sheet at October 31, 2009

	As Reported	Adjustments	As Adjusted
	(In thousands)
Additional paid-in capital	$1,053,662	$9,627	$1,063,289
Retained earnings	$500,078	$(9,627)	$490,451

In March 2010, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-11, which is included in the Codification under ASC 815, Derivatives and Hedging. The amended guidance clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting as well as under which circumstances embedded credit derivative features would not qualify for the scope exception and would be subject to potential bifurcation and separate accounting. The guidance provided in ASU No. 2010-11 is effective at the beginning of the Company’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted. ASU No. 2010-11 is effective for the Company’s fourth quarter of fiscal year ending October 31, 2010. The Company does not anticipate the adoption of ASU 2010-11 will have a material impact on the consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 2. Restructuring Costs

2009 CooperVision Manufacturing Restructuring Plan

In the fiscal third quarter of 2009, CooperVision initiated a restructuring plan to relocate contact lens manufacturing from Norfolk, Virginia, and transfer part of its contact lens manufacturing from Adelaide, Australia, to existing manufacturing operations in Juana Diaz, Puerto Rico, and Hamble, UK (2009 CooperVision manufacturing restructuring plan). This plan is intended to better utilize CVI’s manufacturing efficiencies and reduce its manufacturing expenses through a reduction in workforce of approximately 480 employees. The Norfolk plant manufactured about 7% of CooperVision’s annual lens production; however, no additional hires are anticipated in Puerto Rico or the UK as part of this plan due to recent gains in manufacturing efficiencies.

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

In the fiscal second quarter of 2010, $3.6 million, including $0.7 million of employee benefit costs and $2.9 million of costs associated with assets, primarily non-cash, are reported as cost of sales. In the fiscal first half of 2010, $5.9 million, including $1.3 million of employee benefit costs and $4.6 million of non-cash costs associated with assets are reported as $5.8 million in cost of sales and $0.1 million in restructuring costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

For the fiscal year ended October 31, 2009, total costs of $5.1 million including $3.6 million of employee benefit costs and $1.5 million of non-cash costs associated with assets were reported as $5.0 million in cost of sales and $0.1 million in restructuring costs.

	Balance at Beginning of Period	Additions Charged to Cost of Sales and Restructuring Costs	Payments and Adjustments	Balance at End of Period
	(In millions)
Year Ended October 31, 2009
Other current liabilities	$—	$3.6	$0.6	$3.0
Accelerated depreciation and other	—	1.5	1.2	0.3

	$—	$5.1	$1.8	$3.3

Fiscal Quarter Ended January 31, 2010
Other current liabilities	$3.0	$0.7	$0.6	$3.1
Accelerated depreciation and other	0.3	1.6	1.6	0.3

	$3.3	$2.3	$2.2	$3.4

Fiscal Quarter Ended April 30, 2010
Other current liabilities	$3.1	$3.0	$2.9	$3.2
Accelerated depreciation and other	0.3	0.6	0.6	0.3

	$3.4	$3.6	$3.5	$3.5

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The total restructuring costs under this plan were $4.6 million, primarily severance and benefit costs, and were reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the fiscal first half of 2010, we reported $0.3 million in restructuring costs. In the year ended October 31, 2009, we reported $0.5 million in cost of sales and $3.8 million in restructuring costs. At April 30, 2010, the total accrued restructuring liability, recorded in other accrued liabilities, was $0.2 million:

	Balance at Beginning of Period	Additions Charged to Cost of Sales and Restructuring Costs	Payments	Balance at End of Period
	(In millions)
Year Ended October 31, 2009	$—	$4.3	$3.7	$0.6

Fiscal Quarter Ended January 31, 2010	$0.6	$0.3	$0.2	$0.7

Fiscal Quarter Ended April 30, 2010	$0.7	$—	$0.5	$0.2

The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

Note 3. Inventories

	April 30, 2010	October 31, 2009
	(In thousands)
Raw materials	$44,799	$47,400
Work-in-process	7,869	6,122
Finished goods	186,088	207,324

	$238,756	$260,846

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 4. Intangible Assets

Goodwill

	CVI	CSI	Total
		(In thousands)
Balance as of October 31, 2008	$1,044,062	$207,637	$1,251,699
Net reductions during the year ended October 31, 2009	(3,624)	(10)	(3,634)
Translation	8,832	132	8,964

Balance as of October 31, 2009	1,049,270	207,759	1,257,029
Net additions during the six-month period ended April 30, 2010	—	9,618	9,618
Translation	(11,374)	(96)	(11,470)

Balance as of April 30, 2010	$1,037,896	$217,281	$1,255,177

The Company performed its annual impairment test during the fiscal third quarter of 2009, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.

Other Intangible Assets

	As of April 30, 2010		As of October 31, 2009
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
		(In thousands)
Trademarks	$2,994	$1,062	$2,907	$979
Technology	105,122	48,158	91,279	43,846
Shelf space and market share	88,803	34,054	87,863	30,221
License and distribution rights and other	13,485	6,266	13,485	5,788

	210,404	$89,540	195,534	$80,834

Less accumulated amortization and translation	89,540		80,834

Other intangible assets, net	$120,864		$114,700

We estimate that amortization expense will be about $16.6 million per year in the five-year period ending October 31, 2014.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 5. Debt

	April 30, 2010	October 31, 2009
	(In thousands)
Short-term:
Overdraft and other credit facilities	$13,567	$7,051
Current portion of long-term debt	—	2,793

	$13,567	$9,844

Long-term:
Revolver	$360,000	$425,000
Senior notes	339,000	339,000
Capital lease	—	7,207
Other	381	423

	$699,381	$771,630

In November 2009, the Company entered into a $5.0 million overdraft facility for certain of our Asia Pacific subsidiaries. This facility is designed to replace the existing facility which has been reduced to $1.9 million. Both facilities are supported by a continuing and unconditional guaranty by the Company. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under the guaranties. At April 30, 2010, approximately $4.2 million was utilized.

Note 6. Derivative Instruments

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to minimize transaction, remeasurement and specified economic exposures with derivative instruments such as foreign exchange forward contracts and cross currency swaps. The gains and losses on these derivatives are intended to at least partially offset the transaction gains and losses recognized in earnings. We do not enter into derivatives for speculative purposes. Under ASC 815, Derivatives and Hedging, all derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Through the normal course of our business activities, the Company recognizes that it is exposed to foreign exchange risks. Our objectives are to protect the USD value of future cash flows and minimize the volatility of reported earnings while strictly adhering to accounting principles generally accepted in the United States. To meet these objectives, business exposures to foreign exchange risks must be identified, measured and minimized using the most effective and efficient methods to eliminate, reduce or transfer such exposures.

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

The Company is also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit (Revolver) varies with the London Interbank Offered Rate (LIBOR). To mitigate this risk, we hedge portions of our variable rate debt by swapping those portions to fixed rates.

We only enter into derivative financial instruments with institutions that have an International Swap Dealers Association (ISDA) agreement in place. Our derivative financial instruments do not contain credit risk related contingent features such as call features or requirements for posting collateral. Although the Company and its counterparties have some right of set-off, all foreign exchange derivatives are displayed gross in the fair value tabular disclosure and accounted for as such in our Consolidated Condensed Balance Sheet. We adjust our foreign exchange forward contracts and cross currency swaps for credit risk on a per derivative basis. However, when applicable, we record interest rate derivatives as net in our Consolidated Condensed Balance Sheet, in accordance with ASC 815-10, but gross in the fair value tabular disclosure. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. For the fiscal first half ended April 30, 2010, and for the fiscal year ending October 31, 2009, all of our interest rate derivatives were in a liability position and, therefore, were not set-off in the Consolidated Balance Sheet. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution basis only. On an ongoing basis, we monitor counterparty credit ratings. We consider our credit non-performance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

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

All sales and expenses with unrelated third parties not denominated in USD subject the Company to economic risk. We typically designate and document qualifying foreign exchange forward contracts related to certain forecasted intercompany sales and purchases associated with third party transactions as cash flow hedges.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

To reduce foreign currency exposure related to forecasted foreign currency denominated sales and purchases of product, the Company enters into foreign currency forward contracts; however, in fiscal 2010, we have not entered into any new forward contracts of this kind. In fiscal 2009, we entered into forward contracts of approximately $43.0 million in the fiscal fourth quarter, $40.0 million in the fiscal third quarter, $250.0 million in the fiscal second quarter and none in the fiscal first quarter. These derivatives were accounted for as cash flow hedges under ASC 815 and were expected to be effective through their maturities. As of April 30, 2010, all outstanding cash flow hedging derivatives had maturities of less than 12 months.

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

The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in fair value of these hedges is initially reported as a component of accumulated OCI in stockholder’s equity until the underlying hedged item is reflected in our Consolidated Statement of Income, at which time the effective amount in OCI is reclassified to either net sales or cost of sales in our Consolidated Statement of Income. No ineffectiveness was recorded in fiscal 2010. Immaterial amounts of ineffectiveness were recorded during 2009. We expect to reclassify a loss of approximately $1.0 million to the effective accounts over the next twelve months but anticipate no reclasses thereafter.

We calculate hedge effectiveness prospectively and retrospectively, excluding time value, on a monthly basis using regression as well as other timing and probability criteria required by ASC 815. We record any ineffectiveness and any excluded components of the hedge immediately to other income or expense in our Consolidated Statement of Income. In the event the underlying forecasted transaction does not occur within the designated hedge period, or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedges are immediately reclassified from OCI to other income or expense in our Consolidated Statement of Income. In fiscal 2010, no ineffectiveness was recorded. Immaterial amounts of ineffectiveness were recorded during the fiscal first quarter of 2009 and no ineffectiveness was recorded for the remainder of fiscal 2009.

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. As of April 30, 2010, all outstanding balance sheet hedging derivatives had maturities of less than 12 months. The change in fair value of these derivatives is recognized in other income or expense.

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

Interest Rate Swaps

In fiscal 2007 and 2008, the Company entered into floating-to-fixed interest rate swaps to fix the floating rate on the Revolver. As of April 30, 2010, the swaps’ notional value totaled $300.0 million with maturities ranging from less than 1 month to 13 months and fixed rates between 2.44% and 4.95%. We qualified and designated these swaps under ASC 815 as cash flow hedges and recorded the offset of the cumulative fair market value (net of tax effect) to OCI in our Consolidated Condensed Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. The fair value of the outstanding swaps is shown in the Consolidated Condensed Balance Sheet and the Fair Value Measurements and Disclosures tables below. Excluded from this table are liabilities of $2.1 million and $2.6 million that were recorded and attributable to accrued interest as of April 30, 2010 and October 31, 2009, respectively. We expect to reclassify $4.7 million from OCI to interest expense in our Consolidated Statements of Income over the next 12 months.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The fair value of derivative instruments in our Consolidated Condensed Balance Sheet as of April 30, 2010 and October 31, 2009 was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value 4/30/2010	Fair Value 10/31/2009	Balance Sheet Location	Fair Value 4/30/2010	Fair Value 10/31/2009
	(In millions)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Prepaid expense and other current assets	$—	$—	Other current liabilities	$2.6	$4.1
Interest rate contracts	Other assets	—	—	Accrued pension liability and other	2.2	6.3
Foreign exchange contracts	Prepaid expense and other current assets	2.6	9.4	Other current liabilities	1.6	11.1
Foreign exchange contracts	Other assets	—	0.9	Accrued pension liability and other	—	0.7

Total derivatives designated as hedging instruments under ASC 815		$2.6	$10.3		$6.4	$22.2

Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	Prepaid expense and other current assets	$—	$—	Other current liabilities	$—	$—
Interest rate contracts	Other assets	—	—	Accrued pension liability and other	—	—
Foreign exchange contracts	Prepaid expense and other current assets	0.7	0.8	Other current liabilities	0.5	0.7
Foreign exchange contracts	Other assets	—	—	Accrued pension liability and other	—	—

Total derivatives not designated as hedging instruments under ASC 815		$0.7	$0.8		$0.5	$0.7

Total derivatives		$3.3	$11.1		$6.9	$22.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Income

For the Six Months Ended April 30, 2010 and 2009

(In millions)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative Ineffectiveness	Amount of Gain or (Loss) Recognized in Income Due to Ineffectiveness		Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	2010	2009		2010	2009		2010	2009		2010	2009
Interest rate contracts	$(0.8)	$(10.4)	Interest expense	$(6.5)	$(5.5)	Other income/ (expense)	$—	$—	Other income/ (expense)	$—	$—
Foreign exchange contracts	0.6	(12.5)	Net sales	(4.4)	15.9	Other income/ (expense)	—	(0.1)	Other income/ (expense)	—	1.1
Foreign exchange contracts	—	—	Cost of sales	1.6	(17.4)	Other income/ (expense)	—	—	Other income/ (expense)	—	—

Total	$(0.2)	$(22.9)		$(9.3)	$(7.0)		$—	$(0.1)		$—	$1.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(In millions)

		Six Months Ended April 30,
		2010	2009
Interest rate contracts	Interest expense	$—	$—
Foreign exchange contracts	Other income (expense), net	(4.2)	(1.5)

Total		$(4.2)	$(1.5)

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the fiscal first half of 2010, within the fair value hierarchy at April 30, 2010:

Level 2
(In millions)
Assets:
Foreign exchange contracts	$3.3

Liabilities:
Interest rate swaps	$4.8
Foreign exchange contracts	2.1

$6.9

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during fiscal 2009, within the fair value hierarchy at October 31, 2009:

Level 2
(In millions)
Assets:
Foreign exchange contracts	$11.1

Liabilities:
Interest rate swaps	$10.4
Foreign exchange contracts	12.5

$22.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 7. Earnings Per Share

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Net income	$4,456	$24,649	$24,878	$48,522

Basic:
Weighted average common shares	45,481	45,170	45,386	45,155

Basic earnings per common share	$0.10	$0.55	$0.55	$1.07

Diluted:
Weighted average common shares	45,481	45,170	45,386	45,155
Effect of dilutive stock options	886	353	811	49

Diluted weighted average common shares	46,367	45,523	46,197	45,204

Diluted earnings per common share	$0.10	$0.54	$0.54	$1.07

The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted net income per share calculation because their effect would have been antidilutive for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(In thousands, except exercise prices)
Numbers of stock option shares excluded	3,571	4,514	3,576	4,579

Range of exercise prices	$41.44-$80.51	$24.40-$80.51	$37.90-$80.51	$22.08-$80.51

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 8. Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(In millions)
Selling, general and administrative expense	$1.7	$4.0	$4.3	$7.0
Cost of sales	0.2	0.2	0.4	0.6
Research and development expense	0.1	0.2	0.2	0.4
Capitalized in inventory	0.2	0.2	0.4	0.6

Total compensation expense	$2.2	$4.6	$5.3	$8.6

Related income tax benefit	$0.6	$1.6	$1.6	$2.8

Note 9. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2010 was 7.5%. GAAP requires that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provision for income taxes for the fiscal first half of 2009 was 19.3%. The decrease in the fiscal 2010 ETR reflects the shift in the geographic mix of income as well as litigation settlement charges incurred in the U.S. during the period.

The Company adopted the provisions of ASC 740-10-25-5 through 25-17, Basic Recognition Threshold, formerly FIN 48, on November 1, 2007. Under this guidance, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2009, the Company had total gross unrecognized tax benefits of $15.9 million. If recognized, $15.4 million of unrecognized tax benefits would impact the Company’s ETR. For the six-month period ended April 30, 2010, there were no material changes to the total amount of unrecognized tax benefits. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of our adoption of ASC 740-10-25-5 through 25-17, unrecognized tax benefits were reclassified to long-term income taxes payable.

Interest and penalties of $1.2 million have been reflected as a component of the total liability as of November 1, 2009. It is the Company’s policy to recognize the items of interest and penalties directly related to income taxes as additional income tax expense.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

As of April 30, 2010, the tax years for which the Company remains subject to U.S. Federal income tax assessment upon examination are 2005 through 2008. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2004 through 2008.

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

Cooper’s results of operations for the three and six months ended April 30, 2010 and 2009 reflect the following components of net periodic pension costs:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$992	$766	$1,984	$1,532
Interest cost	668	586	1,336	1,172
Expected returns on assets	(611)	(577)	(1,222)	(1,154)
Amortization of prior service cost	6	8	12	15
Amortization of transition obligation	5	6	10	13
Recognized net actuarial loss	199	9	398	18
Curtailment loss	—	—	44	—

Net periodic pension cost	$1,259	$798	$2,562	$1,596

The Company contributed to the pension plan $0.8 million and $1.6 million for the three and six months ended April 30, 2010, respectively, and expects to contribute an additional $2.2 million in fiscal 2010. The Company contributed to the pension plan $0.9 million and $1.4 million for the three and six months ended April 30, 2009.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

On May 4, 2010, the Company announced that it has reached an agreement in principle to settle the consolidated class action lawsuit for $27.0 million. The proposed settlement is subject to court approval, the timing of which is not set at this time. The Company expects to exhaust its insurance coverage in defense of this litigation, and if the proposed settlement is not approved by the Court and the case proceeds to trial, general and administrative expenses will increase. The Company intends to defend this matter vigorously if the proposed settlement is not approved by the Court.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth and Fryling. It also names as defendants current directors Michael Kalkstein, Steven Rosenberg, Stanley Zinberg, Allan Rubenstein, Donald Press and two former directors. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. The time for the Company to respond to the consolidated amended complaint has not yet passed.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 13. Financial Information for Guarantor and Non-Guarantor Subsidiaries

On January 31, 2007, the Company issued $350.0 million aggregate principal amount of 7.125% Senior Notes due 2015 (Senior Notes), of which $339.0 million were outstanding at April 30, 2010. The Senior Notes are guaranteed by certain of our direct and indirect subsidiaries. The Senior Notes represent our general unsecured obligations; senior in right of payment to all of our existing and any future subordinated indebtedness; pari passu in right of payment with all of our existing and any future unsecured indebtedness that is not by its terms expressly subordinated to the Senior Notes; effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness; unconditionally guaranteed by all of our existing and future domestic subsidiaries, other than any excluded domestic subsidiaries; and structurally subordinated to indebtedness of our subsidiaries that are not subsidiary guarantors.

Presented below are the Consolidating Condensed Statements of Operations for the three and six months ended April 30, 2010 and 2009, the Consolidating Condensed Balance Sheets as of April 30, 2010 and October 31, 2009 and the Consolidating Condensed Statements of Cash Flows for the six months ended April 30, 2010 and 2009 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended April 30, 2010
Net sales	$—	$146,056	$197,548	$(54,333)	$289,271
Cost of sales	—	69,220	116,438	(59,880)	125,778

Gross profit	—	76,836	81,110	5,547	163,493
Operating expenses	6,768	53,948	63,743	—	124,459

Operating income (loss)	(6,768)	22,888	17,367	5,547	39,034
Interest expense	9,480	—	250	—	9,730
Litigation settlement charge	27,000	—	—	—	27,000
Other income (expense), net	3,056	340	(3,228)	—	168

Income (loss) before income taxes	(40,192)	23,228	13,889	5,547	2,472
Provision for (benefit from) income taxes	(16,382)	9,608	4,790	—	(1,984)

Net income (loss)	$(23,810)	$13,620	$9,099	$5,547	$4,456

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Six Months Ended April 30, 2010
Net sales	$—	$266,223	$393,636	$(110,329)	$549,530
Cost of sales	—	127,159	223,592	(114,477)	236,274

Gross profit	—	139,064	170,044	4,148	313,256
Operating expenses	12,277	100,225	124,742	—	237,244

Operating income (loss)	(12,277)	38,839	45,302	4,148	76,012
Interest expense	19,438	—	517	—	19,955
Litigation settlement charge	27,000	—	—	—	27,000
Other income (expense), net	5,589	1,632	(9,363)	(17)	(2,159)

Income (loss) before income taxes	(53,126)	40,471	35,422	4,131	26,898
Provision for (benefit from) income taxes	(22,619)	18,105	6,534	—	2,020

Net income (loss)	$(30,507)	$22,366	$28,888	$4,131	$24,878

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
	(In thousands)
April 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$3,270	$(143)	$6,702	$—	$9,829
Trade receivables, net	—	66,997	107,294	—	174,291
Inventories	—	114,097	171,835	(47,176)	238,756
Deferred tax assets	1,776	22,699	3,555	—	28,030
Other current assets	5,175	8,574	28,794	—	42,543

Total current assets	10,221	212,224	318,180	(47,176)	493,449

Property, plant and equipment, net	1,246	84,449	483,791	—	569,486
Goodwill	116	678,743	576,318	—	1,255,177
Other intangibles, net	—	75,563	45,301	—	120,864
Deferred tax assets	60,705	(34,672)	2,437	—	28,470
Other assets	1,681,437	23,612	13,398	(1,676,668)	41,779

	$1,753,725	$1,039,919	$1,439,425	$(1,723,844)	$2,509,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$658	$12,909	$—	$13,567
Other current liabilities	42,520	53,539	98,630	—	194,689

Total current liabilities	42,520	54,197	111,539	—	208,256

Long-term debt	699,000	—	381	—	699,381
Deferred tax liabilities	—	—	12,576	—	12,576
Intercompany and other liabilities	97,566	(236,619)	185,337	—	46,284

Total liabilities	839,086	(182,422)	309,833	—	966,497

Stockholders’ equity	914,639	1,222,341	1,129,592	(1,723,844)	1,542,728

	$1,753,725	$1,039,919	$1,439,425	$(1,723,844)	$2,509,225

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Six Months Ended April 30, 2010
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(20,436)	$61,205	$86,991	$—	$127,760

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(14)	(4,420)	(19,685)	—	(24,119)
Acquisitions of businesses, net of cash acquired and other	—	(28,900)	(2,071)	—	(30,971)
Intercompany (investments in subsidiaries)	84,394	—	—	(84,394)	—

Net cash (used in) provided by investing activities	84,380	(33,320)	(21,756)	(84,394)	(55,090)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	—	(890)	7,406	—	6,516
Intercompany proceeds (repayments)	—	(25,450)	(58,944)	84,394	—
Net proceeds (repayments) of long-term debt	(65,000)	—	(10,042)	—	(75,042)
Dividends on common stock	(1,362)	—	—	—	(1,362)
Excess tax benefit from share-based compensation arrangements	407	—	—	—	407
Proceeds from exercise of stock options	2,707	—	—	—	2,707

Net cash provided by (used in) financing activities	(63,248)	(26,340)	(61,580)	84,394	(66,774)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Net increase in cash and cash equivalents	696	1,545	3,656	—	5,897
Cash and cash equivalents at the beginning of the period	2,574	(1,688)	3,046	—	3,932

Cash and cash equivalents at the end of the period	$3,270	$(143)	$6,702	$—	$9,829

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Six Months Ended April 30, 2009
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(9,027)	$37,396	$40,370	$—	$68,739

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(3)	(10,751)	(43,307)	—	(54,061)
Acquisitions of businesses, net of cash acquired and other	(435)	(813)	(2,457)	—	(3,705)
Intercompany (investments in subsidiaries)	33,644	—	—	(33,644)	—

Net cash (used in) provided by investing activities	33,206	(11,564)	(45,764)	(33,644)	(57,766)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	(707)	(775)	5,685	—	4,203
Intercompany proceeds (repayments)	—	(23,853)	(9,791)	33,644	—
Net proceeds (repayments) of long-term debt	(21,360)	—	9,998	—	(11,362)
Dividends on common stock	(1,355)	—	—	—	(1,355)
Excess tax benefit from share-based compensation arrangements	135	—	—	—	135
Proceeds from exercise of stock options	(30)	—	—	—	(30)

Net cash provided by (used in) financing activities	(23,317)	(24,628)	5,892	33,644	(8,409)

Effect of exchange rate changes on cash and cash equivalents	—	—	(36)	—	(36)

Net increase in cash and cash equivalents	862	1,204	462	—	2,528
Cash and cash equivalents at the beginning of the period	20	(846)	2,770	—	1,944

Cash and cash equivalents at the end of the period	$882	$358	$3,232	$—	$4,472

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

Segment information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(In thousands)
CooperVision net sales by category:
Toric lens	$74,725	$60,972	$138,258	$119,597
Multifocal lens	18,287	16,776	34,968	32,626
Single-use sphere lens	50,412	42,723	97,355	84,947
Non single-use sphere and other eye care products and other	98,869	97,347	187,653	191,856

Total CooperVision net sales	242,293	217,818	458,234	429,026
CooperSurgical net sales	46,978	42,776	91,296	82,710

Total net sales	$289,271	$260,594	$549,530	$511,736

Operating income (loss):
CVI	$34,700	$35,348	$67,134	$66,989
CSI	11,102	11,073	21,155	20,383
Headquarters	(6,768)	(5,214)	(12,277)	(13,384)

Total operating income	39,034	41,207	76,012	73,988
Interest expense	9,730	10,830	19,955	22,287
Litigation settlement charge	27,000	—	27,000	—
Other income (expense), net	168	260	(2,159)	8,404

Income before income taxes	$2,472	$30,637	$26,898	$60,105

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

	April 30, 2010	October 31, 2009
	(In thousands)
Identifiable assets:
CVI	$2,106,740	$2,184,856
CSI	330,841	304,927
Headquarters	71,644	62,124

Total	$2,509,225	$2,551,907

Geographic information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(In thousands)
Net sales to external customers by country of domicile:
United States	$144,698	$128,995	$263,053	$245,257
Europe	84,728	80,958	168,246	162,874
Rest of world	59,845	50,641	118,231	103,605

Total	$289,271	$260,594	$549,530	$511,736

	April 30, 2010	October 31, 2009
	(In thousands)
Long-lived assets by country of domicile:
United States	$357,455	$375,349
Europe	203,743	218,974
Rest of world	8,288	8,245

Total	$569,486	$602,568

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

In this section, we discuss the results of our operations for the fiscal second quarter of 2010 and compare them with the same period of fiscal 2009. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Second Quarter Highlights

•	Net sales of $289.3 million, up 11%.

•	Gross profit $163.5 million, up from $149.1 million.

•	Operating income down 5% to $39.0 million.

•	Diluted earnings per share of 10 cents, down from 54 cents per share.

•	Results include a $27.0 million charge related to an agreement in principle to settle all claims in the class action lawsuit.

•	Operating cash flow $71.6 million, up 63% from $43.8 million.

Six-Month Highlights

•	Net sales of $549.5 million, up 7%.

•	Gross profit $313.3 million, up from $291.2 million.

•	Operating income up 3% to $76.0 million.

•	Diluted earnings per share of 54 cents, down from $1.07 per share.

•	Results include a $27.0 million charge related to an agreement in principle to settle all claims in the class action lawsuit.

•	Operating cash flow $127.8 million, up 86% from $68.7 million

Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, recent events affecting the economy as a whole, including the uncertainty and instability of credit markets and ongoing recessionary pressures globally, as well as the instability of the euro caused by debt issues facing certain member states of the European Union, continue to represent a risk to our forecasted performance for fiscal year 2010 and beyond.

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

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. Competitive silicone hydrogel sphere and toric lens products are making substantial gains in market share and represent a risk to our business. In the past three years, the Company launched monthly silicone hydrogel sphere and toric products under our Biofinity® brand and two-week silicone hydrogel sphere and toric products under our Avaira® brand. While we believe that we have high quality silicone hydrogel contact lens products, our future growth may be limited by our late entry into the silicone hydrogel segment of the market. Our ability to compete successfully with silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

We are also in the process of developing a number of new contact lens products to enhance CVI’s worldwide product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology™ materials and new lens designs, including toric and multifocal lenses.

The medical device segment of women’s healthcare is highly fragmented. CSI competes based on brand awareness and market focused product offerings. CSI’s strategy includes identifying and acquiring selected smaller companies and product lines that improve its existing market position or serve new clinical areas. During our fiscal first half of 2010, CSI purchased the Her Option® endometrial ablation product line from American Medical Systems Holdings, Inc. Her Option is an FDA approved treatment for women suffering from excessive menstrual bleeding who wish to avoid a hysterectomy. It is ideal for office-based therapy as it requires minimal anesthesia and provides for nominal patient discomfort. CSI also acquired a smoke evacuation system to remove surgical smoke during laparoscopic procedures in an operating room environment. This system is marketed directly to hospitals. We intend to continue to invest in CSI’s business through acquisitions of companies and product lines.

We believe that our cash and cash equivalents, cash flow from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends, settlement obligations and acquisitions.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended April 30,			Percent of Sales Six Months Ended April 30,
	2010	2009	% Change	2010	2009	% Change
Net sales	100%	100%	11%	100%	100%	7%
Cost of sales	43%	43%	13%	43%	43%	7%

Gross profit	57%	57%	10%	57%	57%	8%
Selling, general and administrative expense	38%	36%	19%	39%	37%	12%
Research and development expense	3%	3%	(15)%	2%	3%	(6)%
Restructuring costs	1%	—	—	—	1%	(86)%
Amortization of intangibles	2%	2%	10%	2%	2%	6%

Operating income	13%	16%	(5)%	14%	14%	3%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Net Sales

Cooper’s two business units, CVI and CSI, generate all of its sales.

•	CVI develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision care market.

•	CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew by $28.7 million or 11% and $37.8 million or 7% in the three and six months ended April 30, 2010, respectively.

	Three Months Ended April 30,			Six Months Ended April 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)
CVI	$242.3	$217.8	11%	$458.2	$429.0	7%
CSI	47.0	42.8	10%	91.3	82.7	10%

	$289.3	$260.6	11%	$549.5	$511.7	7%

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

CVI’s product lines of toric and multifocal lenses, PC Technology brand spherical lenses, silicone hydrogel spherical lenses and single-use spherical lenses are intended to take advantage of these trends. CVI’s silicone hydrogel spherical lens products, Biofinity and Avaira, are marketed in the United States, Europe and Asia Pacific, excluding Japan. However, we believe that it is important to develop a full range of toric and multifocal silicone hydrogel products due to increased pressure from silicone hydrogel toric products offered by our major competitors. CVI launched Biofinity toric, a silicone hydrogel toric lens, in the first calendar quarter of 2009 and began selling Avaira toric, a second silicone hydrogel toric lens, in fiscal year 2010.

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

•	Toric lenses correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Multifocal lens designs correct presbyopia.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

CVI Net Sales by Region

	Three Months Ended April 30,			Six Months Ended April 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)
Americas	$110.4	$97.8	13%	$196.4	$183.9	7%
EMEA	86.6	81.5	6%	171.3	163.8	5%
Asia Pacific	45.3	38.5	18%	90.5	81.3	11%

	$242.3	$217.8	11%	$458.2	$429.0	7%

CVI’s worldwide net sales grew 11% in the three-month period and grew 7% in the six-month period. Americas net sales grew 13% and 7% in the three- and six-months periods, primarily due to market gains of CVI’s silicone hydrogel spherical and toric lenses, Biofinity and Avaira, up 117% in the three-month period and 121% in the six-month period, and single-use lenses, up 33% in the three-month period and 36% in the six-month period. In our fiscal first quarter of 2010, we recorded $10.1 million of reductions to Americas net sales due to out-of-period adjustments to increase accruals for rebates that were under-accrued in fiscal 2009. EMEA net sales grew 6% and 5% driven by increases in sales of Biofinity and Avaira, up 171% and 180% in the three- and six-month periods, respectively. Net sales to the Asia Pacific region grew 18% and 11% in the three- and six-month periods, primarily due to sales growth of single-use spherical and toric products, up 14% and 9% in the three- and six-month periods, respectively, and Biofinity and Avaira lenses, up 155% in both periods.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Net sales growth includes increases in single-use spheres up 18%, all disposable spheres up 16% and total spheres up 15%. Total toric lenses grew 23%, including 38% growth of single-use toric lenses, and multifocal lenses grew 9%. Silicone hydrogel spherical and toric lenses grew 136% worldwide. Older conventional lens products and cosmetic lenses declined 12% and 14%, respectively. Proclear products continued to increase global market share up 17%.

CVI’s net sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix have influenced CVI’s sales growth, average realized prices by product have not materially influenced sales growth.

CSI Net Sales

CSI’s net sales increased 10% in both the three- and six-month periods to $47.0 million and $91.3 million, respectively, with organic net sales growth of 5% and 7%, respectively. Sales of products marketed directly to hospitals grew 19% and now represent 36% of CSI’s sales. Women’s healthcare products used primarily by obstetricians and gynecologists generate 97% of CSI’s sales. The balance are sales of medical devices outside of women’s healthcare which CSI does not actively market. Unit growth and product mix along with increased average realized prices on disposable products have influenced organic sales growth.

Cost of Sales/Gross Profit

Gross profit as a percentage of net sales (margin) was:

	Margin Three Months Ended April 30,		Margin Six Months Ended April 30,
	2010	2009	2010	2009
CVI	55%	56%	56%	56%
CSI	62%	61%	62%	61%
Consolidated	57%	57%	57%	57%

CVI’s margin was 55% for the three-month period and 56% for the six-month period ended April 30, 2010, compared with 56% for the same periods last year. The decrease in the three-month period ended April 30, 2010, is a result of costs associated with the 2009 CooperVision manufacturing restructuring plan and changing product mix including the continued sales growth of our lower margin single-use sphere and toric products which grew 19% in the quarter representing 22% of net sales compared to 21% in the fiscal second quarter of 2009. We initiated the 2009 CooperVision manufacturing restructuring plan in our fiscal third quarter of 2009, and costs associated with this plan of $3.6 million for the three-month period and $5.8 million for the six-month period ended April 30, 2010 were recorded as cost of sales and, therefore, decreased gross margins. As discussed below, these costs are primarily severance charges and accelerated depreciation, and we expect to incur similar costs related to this manufacturing restructuring plan through the fiscal first quarter of 2011. The decline was partially offset by a shift to higher margin silicone hydrogel products and improvements in manufacturing efficiencies. Gross margin for the fiscal first half of 2010 reflects the increase in accruals for rebates discussed above.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CSI’s margin was 62% for the three- and six-month periods ended April 30, 2010, compared with 61% for the same periods last year. The increase is a result of changing product mix including higher margin products marketed directly to hospitals that represent 36% of net sales in the current period compared to 34% in the same period of 2009 and efficiencies from the integration of recent acquisitions. The increase is partially offset by the currency impact of materials purchased internationally.

Selling, General and Administrative (SGA) Expense

	Three Months Ended April 30,					Six Months Ended April 30,
	2010	% Net Sales	2009	% Net Sales	% Change	2010	% Net Sales	2009	% Net Sales	% Change
	($ in millions)
CVI	$89.0	37%	$75.3	35%	18%	$169.2	37%	$149.0	35%	14%
CSI	15.5	33%	13.2	31%	18%	30.4	33%	26.3	32%	15%
Headquarters	6.8	—	5.2	—	30%	12.3	—	13.4	—	(8)%

	$111.3	38%	$93.7	36%	19%	$211.9	39%	$188.7	37%	12%

In the fiscal second quarter of 2010, consolidated SGA increased by 19% and, as a percentage of net sales, increased to 38% from 36% in the fiscal second quarter of 2009 and increased to 39% from 37% for the respective six-month periods.

CVI’s SGA increased 18% in the fiscal second quarter, primarily due to increased marketing expenses related to our silicone hydrogel products and increased selling and distribution costs to support higher sales. SGA as a percentage of net sales increased to 37% from 35% in the comparable periods of 2009.

CSI’s SGA increased 18% in the fiscal second quarter, primarily due to increased selling costs to support higher sales, and increased legal expenses related to acquisitions. SGA as a percentage of net sales increased to 33% in both periods from 31% and 32% in the three- and six-month periods of fiscal 2009.

Corporate headquarters’ SGA increased 30% to $6.8 million in the fiscal second quarter of 2010 compared to the prior year period primarily due to increased legal costs but decreased 8% to $12.3 million in the six-month period of fiscal 2010, primarily due to reduced headcount and lower share-based compensation expense and audit costs.

Settlement

The Company and several of its directors and officers have been named in a consolidated securities class action lawsuit, the nature and status of which is described in Note 12. Contingencies. The Company announced on May 4, 2010, that it has reached an agreement in principle and recorded a charge in our fiscal second quarter 2010 to settle the consolidated class action lawsuit for $27.0 million. The proposed settlement is subject to court approval, the timing and certainty of which we are unable to estimate at this time. We expect to exhaust our insurance coverage in defense of the litigation, and if the proposed settlement is not approved by the court and the case proceeds to trial, we anticipate general and administrative expenses will increase.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Research and Development Expense

	Three Months Ended April 30,					Six Months Ended April 30,
	2010	% Net Sales	2009	% Net Sales	% Change	2010	% Net Sales	2009	% Net Sales	% Change
	($ in millions)
CVI	$7.4	3%	$9.1	4%	(20)%	$13.9	3%	$15.4	4%	(9)%
CSI	1.2	3%	1.0	2%	34%	2.3	2%	1.9	2%	17%

	$8.6	3%	$10.1	3%	(15)%	$16.2	2%	$17.3	3%	(6)%

During the three- and six-month periods ended April 30, 2010, CVI’s research and development expenditures were 3% of net sales at $7.4 million and $13.9 million, respectively. In the fiscal second quarter of 2009, CVI recorded a $3.0 million in-process research and development charge related to the acquisition of certain distribution rights. Excluding the charge, CVI’s research and development expenditures grew 20% and 13% during the three- and six-month periods ended April 30, 2010, as compared to the prior year periods. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

CSI’s research and development expenditures were $1.2 million in the fiscal second quarter of 2010, and as a percentage of net sales increased to 3% from 2% in the fiscal second quarter of 2009 and represented 2% of net sales for the six-month periods ended April 30, 2010 and 2009. CSI’s research and development activities include the upgrade and redesign of many CSI incontinence, assisted reproductive technology and uterine manipulation products and other gynecological and obstetrical product development activities.

Restructuring Costs

The Company initiated the Critical Activity restructuring plan in the fiscal first quarter of 2009, and it was substantially completed in our fiscal fourth quarter of 2009. We reported $0.3 million in the fiscal first half of 2010 compared to $3.6 million in the same period of fiscal 2009, with total restructuring costs for this plan of $4.6 million. The Company entered into the 2009 CooperVision manufacturing restructuring plan in the fiscal third quarter of 2009, with total expense reported of $5.9 million in the fiscal first half of 2010, which primarily includes employee benefit costs and non-cash costs associated with assets. The Company expects to complete restructuring activities in Adelaide, Australia, in our fiscal third quarter of 2010 and expects to complete restructuring activities in Norfolk, Virginia, in our fiscal first quarter of 2011. The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Income

	Three Months Ended April 30,					Six Months Ended April 30,
	2010	% Net Sales	2009	% Net Sales	% Change	2010	% Net Sales	2009	% Net Sales	% Change
	($ in millions)
CVI	$34.7	14%	$35.3	16%	(2)%	$67.1	15%	$67.0	16%	—
CSI	11.1	24%	11.1	26%	—	21.2	23%	20.4	25%	4%
Headquarters	(6.8)	—	(5.2)	—	(30)%	(12.3)	—	(13.4)	—	8%

	$39.0	13%	$41.2	16%	(5)%	$76.0	14%	$74.0	14%	3%

Operating income decreased by $2.2 million or 5% and increased $2.0 million or 3% in the three- and six-month periods, respectively, as compared to the prior year periods.

Interest Expense

Interest expense in the fiscal second quarter of 2010 decreased 10% to $9.7 million and to 3% of net sales from 4% in the second quarter of the prior fiscal year. The decrease primarily reflects a reduction in our long-term borrowings used for capital expenditures and lower interest rates.

Other Income (Expense), Net

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(In millions)
Gain on extinguishment of debt	$—	$—	$—	$1.8
Foreign exchange gain (loss)	0.4	0.3	(1.9)	6.8
Other	(0.2)	—	(0.3)	(0.2)

	$0.2	$0.3	$(2.2)	$8.4

In December 2008, we purchased through the open market, in a privately negotiated transaction, $11.0 million in aggregate principal amount of our 7.125% Senior Notes at a discounted price of approximately $9.0 million plus accrued and unpaid interest. We also wrote off about $0.2 million of unamortized costs related to the Senior Notes and recorded a gain on the repurchase in other income on our Consolidated Statements of Income. The Company paid the aggregate purchase price from borrowings under its $650.0 million revolving line of credit.

In the fiscal first quarter of 2009, we recognized a foreign exchange net gain of $6.5 million, primarily due to the U.S. dollar strengthening against other currencies and an initiative we completed in the quarter related to intercompany transactions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Provision for Income Taxes

We recorded income tax expense of $2.0 million in the fiscal first half of 2010 compared to $11.6 million in the fiscal first half of 2009. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2010 was 7.5%. GAAP requires that the projected fiscal year ETR, plus any discrete items, be included in the year-to-date results. The ETR used to record the provision for income taxes for the fiscal first half of 2009 was 19.3%. The decrease in the fiscal 2010 ETR reflects the shift in the geographic mix of income as well as litigation settlement charges incurred in the U.S. during the period.

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for stock options, restricted stock awards and restricted stock units were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(In millions)
Selling, general and administrative expense	$1.7	$4.0	$4.3	$7.0
Cost of sales	0.2	0.2	0.4	0.6
Research and development expense	0.1	0.2	0.2	0.4
Capitalized in inventory	0.2	0.2	0.4	0.6

Total compensation expense	$2.2	$4.6	$5.3	$8.6

Related income tax benefit	$0.6	$1.6	$1.6	$2.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

Second Quarter Highlights

•	Operating cash flow $71.6 million vs. $43.8 million in the fiscal second quarter of 2009.

•	Expenditures for purchases of property, plant and equipment (PP&E) $11.2 million vs. $20.0 million in the prior year period.

•	Total debt decreased to $712.9 million from $781.5 million at October 31, 2009.

Six-Month Highlights

•	Operating cash flow $127.8 million vs. $68.7 million in the fiscal first half of 2009.

•	Expenditures for purchases of PP&E $24.1 million vs. $54.1 million in the prior year period.

•	Cash payments for acquisitions totaled $31.0 million vs. $3.7 million in the prior year period.

Comparative Statistics

	April 30, 2010	October 31, 2009
	($ in millions)
Cash and cash equivalents	$9.8	$3.9
Total assets	$2,509.2	$2,551.9
Working capital	$285.2	$328.5
Total debt	$712.9	$781.5
Stockholders’ equity	$1,542.7	$1,540.3
Ratio of debt to equity	0.46:1	0.51:1
Debt as a percentage of total capitalization	32%	34%
Operating cash flow - twelve months ended	$282.2	$223.1

Working Capital

The decrease in working capital in the fiscal first half of 2010 was primarily due to a decrease in inventories, the accrued litigation settlement and an increase in short-term debt. The decrease in working capital was partially offset by an increase in trade accounts receivable and a net decrease in accounts payable and other accrued liabilities.

Operating Cash Flow

Cash flow provided by operating activities totaled $127.8 million in the fiscal first half of 2010 and $282.2 million over the twelve-month period ended April 30, 2010. Operating cash flow increased compared to the fiscal first half of 2009, primarily due to the reduction of inventory due to higher sales volume and timing of accounts payable, other current liabilities and income tax payments.

At April 30, 2010, Cooper’s inventory months on hand (MOH) decreased to 5.7 from 7.8 at April 30, 2009. Our days sales outstanding (DSO) were consistent with last year’s first half at 54 days. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Investing Cash Flow

Cash used in investing activities of $55.1 million in the fiscal first half of 2010 was for capital expenditures of $24.1 million, primarily to improve manufacturing efficiency, and payments of $31.0 million related to acquisitions.

Financing Cash Flow

Cash used in financing activities of $66.8 million in the fiscal first half of 2010 was driven by net repayments of debt of $68.5 million and dividends paid on our common stock of $1.4 million, partially offset by proceeds of $2.7 million from the exercise of share-based compensation awards.

Risk Management

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Swedish krona and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit varies with the London Interbank Offered Rate (LIBOR). Our significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through May 2011. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

On January 31, 2007, Cooper entered into a $650.0 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350.0 million aggregate principal amount of 7.125% Senior Notes due 2015 of which $339.0 million are outstanding. KeyBank led the Revolver refinancing, and the Revolver matures on January 31, 2012.

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

During the fiscal first half of 2010, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, for a more complete discussion of our estimates and critical accounting policies.

New Accounting Pronouncements

On November 1, 2009, the Company adopted the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (FSP APB 14-1). FSP APB 14-1, which was issued in May 2008, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share but will not increase the cash interest payments. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The convertible senior debentures that the Company issued in fiscal 2003 and subsequently repurchased in fiscal 2008 are within the scope of FSP APB 14-1. The Company has adjusted the reported amounts in its Consolidated Balance Sheet as of October 31, 2009 as follows:

Consolidated Balance Sheet at October 31, 2009

	As Reported	Adjustments	As Adjusted
	(In thousands)
Additional paid-in capital	$1,053,662	$9,627	$1,063,289
Retained earnings	$500,078	$(9,627)	$490,451

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Concluded

In March 2010, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-11, which is included in the Codification under ASC 815, Derivatives and Hedging. The amended guidance clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting as well as under which circumstances embedded credit derivative features would not qualify for the scope exception and would be subject to potential bifurcation and separate accounting. The guidance provided in ASU No. 2010-11 is effective at the beginning of the Company’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted. ASU No. 2010-11 is effective for the Company’s fourth quarter of fiscal year ending October 31, 2010. The Company does not anticipate the adoption of ASU 2010-11 will have a material impact on the consolidated financial statements.

Trademarks

Aquaform®, Avaira®, Biofinity®, Biomedics®, Her Option® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ is a trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2010, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of April 30, 2010, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 4, 2010, the Company announced that it has reached an agreement in principle to settle the consolidated class action lawsuit for $27.0 million. The proposed settlement is subject to court approval, the timing of which is not set at this time. The Company expects to exhaust its insurance coverage in defense of this litigation, and if the proposed settlement is not approved by the Court and the case proceeds to trial, general and administrative expenses will increase. The Company intends to defend this matter vigorously if the proposed settlement is not approved by the Court.

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

On September 11, 2006, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Messrs. Bender, Weiss, Fruth and Fryling. It also names as defendants current directors Michael Kalkstein, Steven Rosenberg, Stanley Zinberg, Allan Rubenstein, Donald Press and two former directors. The Company is a nominal defendant. The complaint purports to allege causes of action for breach of fiduciary duty, insider trading, breach of contract, and unjust enrichment, and largely repeats the allegations in the class action securities case, described above. The time for the Company to respond to the consolidated amended complaint has not yet passed.

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

The Company and several of its directors and officers have been named in a consolidated securities class action lawsuit and its directors and certain of its officers have been named in two consolidated derivative lawsuits, the nature and status of which are described in Item 1. Legal Proceedings. The Company announced on May 4, 2010 that it has reached an agreement in principle to settle the consolidated class action lawsuit for $27.0 million. The proposed settlement is subject to court approval, the timing and certainty of which we are unable to estimate at this time. We also are unable to estimate the range of potential losses that would be incurred if the proposed settlement were not to be approved and the parties returned to litigation, or to determine the total effect that it may have on our results of operations, financial position and cash flows. Securities litigation, irrespective of its merits, is costly to defend and diverts management’s attention and resources, which could adversely affect our business.

The purported derivative lawsuits, which are at a very preliminary stage, do not seek damages from the Company. However, derivative litigation is costly, and these lawsuits may divert management’s attention and resources, which could adversely affect our business.

Item 6. Exhibits

Exhibit Number	Description

11*	Calculation of Earnings Per Share

22.1	Submission of Matters to a Vote of Security Holders filed as Item 5.07 in the Company’s Current Report on Form 8-K filed March 22, 2010, and incorporated herein by reference

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 4, 2010	/s/ Rodney E. Folden
Rodney E. Folden
Vice President and Corporate Controller (Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.

11*	Calculation of Earnings Per Share

22.1	Submission of Matters to a Vote of Security Holders filed as Item 5.07 in the Company’s Current Report on Form 8-K filed March 22, 2010, and incorporated herein by reference

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.