Form 10-Q
period 2010-07-31
COOPER COMPANIES INC
filed 2010-09-03
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	45,663,989 Shares
Class	Outstanding at August 31, 2010

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except for earnings per share)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Net sales	$295,635	$285,230	$845,165	$796,966
Cost of sales	119,649	138,835	355,923	359,380

Gross profit	175,986	146,395	489,242	437,586
Selling, general and administrative expense	111,265	100,038	323,183	288,735
Research and development expense	8,588	7,737	24,788	25,032
Restructuring costs	14	462	424	3,416
Amortization of intangibles	4,723	4,233	13,439	12,490

Operating income	51,396	33,925	127,408	107,913
Interest expense	8,729	11,085	28,684	33,372
Litigation settlement charge	0	0	27,000	0
Other income (expense), net	985	(155)	(1,174)	8,249

Income before income taxes	43,652	22,685	70,550	82,790
Provision for income taxes	3,925	777	5,945	12,360

Net income	$39,727	$21,908	$64,605	$70,430

Basic earnings per share	$0.87	$0.48	$1.42	$1.56

Diluted earnings per share	$0.86	$0.48	$1.40	$1.55

Number of shares used to compute earnings per share:
Basic	45,605	45,180	45,459	45,164

Diluted	46,402	45,694	46,232	45,368

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(In thousands)

(Unaudited)

	July 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,240	$3,932
Trade accounts receivable, net of allowance for doubtful accounts of $5,124 at July 31, 2010 and $4,690 at October 31, 2009	190,055	170,941
Inventories	234,315	260,846
Deferred tax assets	29,906	23,360
Prepaid expense and other current assets	33,754	44,799

Total current assets	491,270	503,878

Property, plant and equipment, at cost	886,965	882,322
Less: accumulated depreciation and amortization	317,217	279,754

	569,748	602,568

Goodwill	1,256,488	1,257,029
Other intangibles, net	118,528	114,700
Deferred tax assets	25,725	27,781
Other assets	41,281	45,951

	$2,503,040	$2,551,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$22,298	$7,051
Current portion of long-term debt	0	2,793
Accounts payable	41,951	36,878
Employee compensation and benefits	38,660	35,781
Accrued acquisition costs	2,904	3,599
Accrued income taxes	9,745	4,400
Accrued litigation settlement	27,000	0
Other current liabilities	81,618	84,912

Total current liabilities	224,176	175,414

Long-term debt	624,373	771,630
Deferred tax liabilities	15,205	16,456
Accrued pension liability and other	45,175	48,065

Total liabilities	908,929	1,011,565

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	0	0
Common stock, 10 cents par value, shares authorized: 70,000; issued 45,975 at July 31, 2010 and 45,572 at October 31, 2009	4,598	4,557
Additional paid-in capital	1,075,522	1,063,289
Accumulated other comprehensive loss	(33,528)	(12,920)
Retained earnings	552,324	490,451
Treasury stock at cost: 313 shares at July 31, 2010 and 328 shares at October 31, 2009	(4,805)	(5,035)

Stockholders’ equity	1,594,111	1,540,342

	$2,503,040	$2,551,907

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended July 31,
	2010	2009
Cash flows from operating activities:
Net income	$64,605	$70,430
Depreciation and amortization	70,785	67,993
Accrued litigation settlement	27,000	0
Increase (decrease) in operating capital	23,851	(16,127)
Other non-cash items	16,812	22,356

Net cash provided by operating activities	203,053	144,652

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(40,988)	(73,942)
Acquisitions of businesses, net of cash acquired, and other	(32,442)	(4,056)

Net cash used in investing activities	(73,430)	(77,998)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	15,247	(6,147)
Repayments and repurchase of long-term debt	(504,310)	(642,157)
Proceeds from long-term debt	354,260	584,525
Dividends on common stock	(1,362)	(1,355)
Excess tax benefit from share-based compensation arrangements	407	135
Issuance of common stock for employee stock plans	5,439	(31)

Net cash used in financing activities	(130,319)	(65,030)
Effect of exchange rate changes on cash and cash equivalents	4	222

Net (decrease) increase in cash and cash equivalents	(692)	1,846
Cash and cash equivalents - beginning of period	3,932	1,944

Cash and cash equivalents - end of period	$3,240	$3,790

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Net income	$39,727	$21,908	$64,605	$70,430
Other comprehensive income (loss):
Foreign currency translation adjustment	6,437	52,448	(29,117)	22,660
Change in value of derivative instruments, net of tax	2,175	10,452	8,948	(3,367)
Additional minimum pension liability, net of tax	(439)	0	(439)	0

Other comprehensive income (loss)	8,173	62,900	(20,608)	19,293

Comprehensive income	$47,900	$84,808	$43,997	$89,723

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1. General

The Cooper Companies, Inc. (Cooper, we or the Company) is a global medical products company that serves the specialty healthcare market through its two business units:

•

CooperVision (CVI) develops, manufactures and markets a broad range of contact lenses for the worldwide vision correction market. Dedicated to enhancing the contact lens experience for practitioners and patients, CooperVision specializes in lenses for astigmatism, presbyopia and ocular dryness.

•	CooperSurgical (CSI) develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at July 31, 2010 and October 31, 2009, the consolidated results of its operations for the three and nine months ended July 31, 2010 and 2009 and its consolidated condensed cash flows for the nine months ended July 31, 2010 and 2009. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.

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

During the fiscal first nine months of 2010, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, for a more complete discussion of our estimates and critical accounting policies.

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

Note 2. Restructuring Costs

2009 CooperVision Manufacturing Restructuring Plan

In the fiscal third quarter of 2009, CooperVision initiated a restructuring plan to relocate contact lens manufacturing from Norfolk, Virginia, and transfer part of its contact lens manufacturing from Adelaide, Australia, to existing manufacturing operations in Juana Diaz, Puerto Rico, and Hamble, UK (2009 CooperVision manufacturing restructuring plan). This plan is intended to better utilize CVI’s manufacturing efficiencies and reduce its manufacturing expenses through a reduction in workforce of approximately 480 employees. The Norfolk plant previously manufactured about 7% of CooperVision’s annual lens production; however, no additional hires are anticipated in Puerto Rico or the UK as part of this plan due to recent gains in manufacturing efficiencies.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Company completed restructuring activities in Adelaide, Australia, in our fiscal third quarter of 2010 and expects to complete restructuring activities in Norfolk, Virginia, in our fiscal first quarter of 2011.

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

In the fiscal third quarter of 2010, $6.7 million, including $1.3 million of employee benefit costs and $5.4 million of costs associated with assets, are reported as cost of sales. In the fiscal first nine months of 2010, $12.6 million, including $2.6 million of employee benefit costs and $10.0 million of costs associated with assets, primarily non-cash, are reported as $12.5 million in cost of sales and $0.1 million in restructuring costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

For the fiscal year ended October 31, 2009, total costs of $5.1 million including $3.6 million of employee benefit costs and $1.5 million of non-cash costs associated with assets were reported as $5.0 million in cost of sales and $0.1 million in restructuring costs.

	Balance at Beginning of Period	Additions Charged to Cost of Sales and Restructuring Costs	Payments and Adjustments	Balance at End of Period
	(In millions)
Year Ended October 31, 2009
Other current liabilities	$—	$3.6	$0.6	$3.0
Accelerated depreciation and other	—	1.5	1.2	0.3

	$—	$5.1	$1.8	$3.3

Fiscal Quarter Ended January 31, 2010
Other current liabilities	$3.0	$0.7	$0.6	$3.1
Accelerated depreciation and other	0.3	1.6	1.6	0.3

	$3.3	$2.3	$2.2	$3.4

Fiscal Quarter Ended April 30, 2010
Other current liabilities	$3.1	$1.1	$1.0	$3.2
Accelerated depreciation and other	0.3	2.5	2.5	0.3

	$3.4	$3.6	$3.5	$3.5

Fiscal Quarter Ended July 31, 2010
Other current liabilities	$3.2	$1.7	$2.3	$2.6
Accelerated depreciation and other	0.3	5.0	3.1	2.2

	$3.5	$6.7	$5.4	$4.8

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The total restructuring costs under this plan were $4.6 million, primarily severance and benefit costs, and were reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the fiscal first nine months of 2010, we reported $0.3 million in restructuring costs. In the fiscal year ended October 31, 2009, we reported $0.5 million in cost of sales and $3.8 million in restructuring costs. At July 31, 2010, the total accrued restructuring liability, recorded in other accrued liabilities, was:

	Balance at Beginning of Period	Additions Charged to Cost of Sales and Restructuring Costs	Payments	Balance at End of Period
	(In millions)
Year Ended October 31, 2009	$—	$4.3	$3.7	$0.6

Fiscal Quarter Ended January 31, 2010	$0.6	$0.3	$0.2	$0.7

Fiscal Quarter Ended April 30, 2010	$0.7	$—	$0.5	$0.2

Fiscal Quarter Ended July 31, 2010	$0.2	$—	$0.2	$—

The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

Note 3. Inventories

	July 31, 2010	October 31, 2009
	(In thousands)
Raw materials	$48,114	$47,400
Work-in-process	8,367	6,122
Finished goods	177,834	207,324

	$234,315	$260,846

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 4. Intangible Assets

Goodwill

	CVI	CSI	Total
	(In thousands)
Balance as of October 31, 2008	$1,044,062	$207,637	$1,251,699
Net reductions during the year ended October 31, 2009	(3,624)	(10)	(3,634)
Translation	8,832	132	8,964

Balance as of October 31, 2009	1,049,270	207,759	1,257,029
Net additions during the nine-month period ended July 31, 2010	—	9,418	9,418
Translation	(9,846)	(113)	(9,959)

Balance as of July 31, 2010	$1,039,424	$217,064	$1,256,488

We performed our annual impairment test in our fiscal third quarter 2010, and our analysis indicated that we had no impairment of goodwill. We test goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards. We no longer amortize goodwill.

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

The fair value of our reporting units was determined using the income valuation approach. Under the income approach, specifically the discounted cash flow method, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life.

In the application of the income approach, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. Discount rates are based on a weighted average cost of capital, which represents the average rate a business must pay its providers of debt and equity capital. We used discount rates that are the representative weighted average cost of capital for each of our reporting units, with consideration given to the current condition of the global economy. The discount rates used in the current year are about 200 basis points higher than those used in our analysis for fiscal year 2009 reflecting the current condition of the United States and the global economy. The Company determines net sales forecasts based on our best estimate of near term net sales expectations and long-term projections which include review of published independent industry analyst reports. As a sensitivity analysis, a 100 basis point reduction in the assumed net sales growth beginning in fiscal 2010 and extending through the valuation period would decrease the excess amount of the estimated fair value of each reporting unit over the carrying value but would not cause a change in the results of our impairment testing that indicated that we had no impairment of goodwill.

Goodwill impairment analysis and measurement is a process that requires significant judgment. If our common stock price trades below book value per share, there are changes in market conditions or a future downturn in our business, or a future annual goodwill impairment test indicates an impairment of our goodwill, the Company may have to recognize a non-cash impairment of its goodwill that could be material, and could adversely affect our results of operations in the period recognized and also adversely affect our total assets, stockholders’ equity and financial condition.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Other Intangible Assets

	As of July 31, 2010		As of October 31, 2009
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
	(In thousands)
Trademarks	$3,022	$1,133	$2,907	$979
Technology	105,267	50,563	91,279	43,846
Shelf space and market share	88,803	35,997	87,863	30,221
License and distribution rights and other	15,701	6,572	13,485	5,788

	212,793	$94,265	195,534	$80,834

Less accumulated amortization and translation	94,265		80,834

Other intangible assets, net	$118,528		$114,700

We estimate that amortization expense will be about $16.6 million per year in the five-year period ending October 31, 2014.

Note 5. Debt

	July 31, 2010	October 31, 2009
	(In thousands)
Short-term:
Overdraft and other credit facilities	$22,298	$7,051
Current portion of long-term debt	—	2,793

	$22,298	$9,844

Long-term:
Revolver	$285,000	$425,000
Senior notes	339,000	339,000
Capital lease	—	7,207
Other	373	423

	$624,373	$771,630

In November 2009, we entered into a $5.0 million overdraft facility for certain of our Asia Pacific subsidiaries. This facility is designed to replace the existing facility which has been reduced to $1.9 million. Both facilities are supported by a continuing and unconditional guaranty by the Company. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under the guaranties. At July 31, 2010, approximately $1.0 million was utilized.

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

Through the normal course of our business activities, the Company recognizes that it is exposed to foreign exchange risks. Our objectives are to protect the USD value of future cash flows and minimize the volatility of reported earnings while strictly adhering to accounting principles generally accepted in the United States of America. To meet these objectives, business exposures to foreign exchange risks must be identified, measured and minimized using the most effective and efficient methods to eliminate, reduce or transfer such exposures.

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

We only enter into derivative financial instruments with institutions that have an International Swap Dealers Association (ISDA) agreement in place. Our derivative financial instruments do not contain credit risk related contingent features such as call features or requirements for posting collateral. Although the Company and its counterparties have some right of set-off, all foreign exchange derivatives are displayed gross in the fair value tabular disclosure and accounted for as such in our Consolidated Condensed Balance Sheet. We adjust our foreign exchange forward contracts and cross currency swaps for credit risk on a per derivative basis. However, when applicable, we record interest rate derivatives as net in our Consolidated Condensed Balance Sheet, in accordance with ASC 815-10, but gross in the fair value tabular disclosure. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. For the fiscal first nine months ended July 31, 2010, and for the fiscal year ending October 31, 2009, all of our interest rate derivatives were in a liability position and, therefore, were not set-off in the Consolidated Condensed Balance Sheet. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution basis only. On an ongoing basis, we monitor counterparty credit ratings. We consider our credit non-performance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

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

To reduce foreign currency exposure related to forecasted foreign currency denominated sales and purchases of product, the Company enters into foreign currency forward contracts; however, in fiscal 2010, we have not entered into any new forward contracts of this kind. In fiscal 2009, we entered into forward contracts of approximately $43.0 million in the fiscal fourth quarter, $40.0 million in the fiscal third quarter, $250.0 million in the fiscal second quarter and none in the fiscal first quarter. These derivatives were accounted for as cash flow hedges under ASC 815 and were expected to be effective through their maturities. As of July 31, 2010, all outstanding cash flow hedging derivatives had maturities of less than 12 months.

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

The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in fair value of these hedges is initially reported as a component of accumulated OCI in stockholders’ equity until the underlying hedged item is reflected in our Consolidated Statement of Income, at which time the effective amount in OCI is reclassified to either net sales or cost of sales in our Consolidated Statement of Income. No ineffectiveness was recorded in fiscal 2010. Immaterial amounts of ineffectiveness were recorded during 2009. We expect to reclassify a gain of approximately $2.0 million to the effective accounts over the next twelve months but anticipate no reclassifications thereafter.

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

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. As of July 31, 2010, all outstanding balance sheet hedging derivatives had maturities of less than 12 months. The change in fair value of these derivatives is recognized in other income or expense.

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

Interest Rate Swaps

In fiscal 2007 and 2008, the Company entered into floating-to-fixed interest rate swaps to fix the floating rate on the Revolver. As of July 31, 2010, the swaps’ notional value totaled $175.0 million with maturities ranging from 1 month to 10 months and fixed rates between 2.53% and 4.94%. We qualified and designated these swaps under ASC 815 as cash flow hedges and recorded the offset of the cumulative fair market value (net of tax effect) to OCI in our Consolidated Condensed Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. The fair value of the outstanding swaps is shown in the Consolidated Condensed Balance Sheet and the fair value measurements and disclosures tables below. Excluded from this table are liabilities of $1.3 million and $2.6 million that were recorded and attributable to accrued interest as of July 31, 2010 and October 31, 2009, respectively. We expect to reclassify $2.8 million from OCI to interest expense in our Consolidated Statements of Income over the next 12 months.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The fair value of derivative instruments in our Consolidated Condensed Balance Sheet as of July 31, 2010 and October 31, 2009 was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value 7/31/2010	Fair Value 10/31/2009	Balance Sheet Location	Fair Value 7/31/2010	Fair Value 10/31/2009
	(In millions)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Prepaid expense and other current assets	$—	$—	Other current liabilities	$2.8	$4.1
Interest rate contracts	Other assets	—	—	Accrued pension liability and other	—	6.3
Foreign exchange contracts	Prepaid expense and other current assets	1.7	9.4	Other current liabilities	0.4	11.1
Foreign exchange contracts	Other assets	—	0.9	Accrued pension liability and other	—	0.7

Total derivatives designated as hedging instruments under ASC 815		$1.7	$10.3		$3.2	$22.2

Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	Prepaid expense and other current assets	$—	$—	Other current liabilities	$—	$—
Interest rate contracts	Other assets	—	—	Accrued pension liability and other	—	—
Foreign exchange contracts	Prepaid expense and other current assets	1.1	0.8	Other current liabilities	1.4	0.7
Foreign exchange contracts	Other assets	—	—	Accrued pension liability and other	—	—

Total derivatives not designated as hedging instruments under ASC 815		$1.1	$0.8		$1.4	$0.7

Total derivatives		$2.8	$11.1		$4.6	$22.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Income

For the Nine Months Ended July 31, 2010 and 2009

(In millions)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative Ineffectiveness	Amount of Gain or (Loss) Recognized in Income Due to Ineffectiveness		Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	2010	2009		2010	2009		2010	2009		2010	2009
Interest rate contracts	$(1.0)	$(12.2)	Interest expense	$(8.6)	$(9.1)	Other income/ (expense)	$—	$—	Other income/ (expense)	$—	$—

Foreign exchange contracts	1.3	(11.1)	Net sales	(4.3)	18.9	Other income/ (expense)	—	(0.1)	Other income/ (expense)	—	1.2

Foreign exchange contracts	—	—	Cost of sales	1.3	(28.4)	Other income/ (expense)	—	—	Other income/ (expense)	—	—

Total	$0.3	$(23.3)		$(11.6)	$(18.6)		$—	$(0.1)		$—	$1.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(In millions)

		Nine Months Ended July 31,
		2010	2009
Interest rate contracts	Interest expense	$—	$—
Foreign exchange contracts	Other income (expense), net	(4.3)	—

Total		$(4.3)	$—

Fair Value Measurements

As of July 31, 2010 and October 31, 2009, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the fiscal first nine months of 2010, within the fair value hierarchy at July 31, 2010:

Level 2
(In millions)
Assets:
Foreign exchange contracts	$2.8

Liabilities:
Interest rate swaps	$2.8
Foreign exchange contracts	1.8

$4.6

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during fiscal 2009, within the fair value hierarchy at October 31, 2009:

Level 2
(In millions)
Assets:
Foreign exchange contracts	$11.1

Liabilities:
Interest rate swaps	$10.4
Foreign exchange contracts	12.5

$22.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 7. Earnings Per Share

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(In thousands, except for per share amounts)
Net income	$39,727	$21,908	$64,605	$70,430

Basic:
Weighted average common shares	45,605	45,180	45,459	45,164

Basic earnings per common share	$0.87	$0.48	$1.42	$1.56

Diluted:
Weighted average common shares	45,605	45,180	45,459	45,164
Effect of dilutive stock options	797	514	773	204

Diluted weighted average common shares	46,402	45,694	46,232	45,368

Diluted earnings per common share	$0.86	$0.48	$1.40	$1.55

The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted net income per share calculation because their effect would have been antidilutive for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(In thousands, except exercise prices)
Numbers of stock option shares excluded	3,587	4,014	3,587	4,505

Range of exercise prices	$38.89-$80.51	$27.06-$80.51	$38.89-$80.51	$22.44-$80.51

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 8. Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(In millions)
Selling, general and administrative expense	$1.9	$1.9	$6.2	$8.9
Cost of sales	0.1	0.3	0.5	0.9
Research and development expense	0.1	0.2	0.3	0.6
Capitalized in inventory	0.1	0.3	0.5	0.9

Total compensation expense	$2.2	$2.7	$7.5	$11.3

Related income tax benefit	$0.6	$0.9	$2.5	$4.0

Note 9. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first nine months of 2010 was 8.4%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first nine months of 2009 was 14.9%. The decrease in the fiscal 2010 ETR reflects the shift in the geographic mix of income as well as litigation settlement charges incurred in the United States during the period.

The Company adopted the provisions of ASC 740-10-25-5 through 25-17, Basic Recognition Threshold, formerly FIN 48, on November 1, 2007. Under this guidance, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2009, the Company had total gross unrecognized tax benefits of $15.9 million. If recognized, $15.4 million of unrecognized tax benefits would impact the Company’s ETR. For the nine-month period ended July 31, 2010, there were no material changes to the total amount of unrecognized tax benefits. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of our adoption of ASC 740-10-25-5 through 25-17, unrecognized tax benefits were reclassified to long-term income taxes payable.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

As of July 31, 2010, the tax years for which the Company remains subject to United States Federal income tax assessment upon examination are 2005 through 2009. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2004 through 2009.

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

Cooper’s results of operations for the three and nine months ended July 31, 2010 and 2009 reflect the following components of net periodic pension costs:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(In thousands)
Service cost	$992	$766	$2,976	$2,298
Interest cost	667	586	2,003	1,758
Expected returns on assets	(611)	(577)	(1,833)	(1,731)
Amortization of prior service cost	6	7	18	22
Amortization of transition obligation	5	7	15	20
Recognized net actuarial loss	199	9	597	27
Curtailment loss	—	—	44	—

Net periodic pension cost	$1,258	$798	$3,820	$2,394

The Company contributed to the pension plan $0.8 million and $2.4 million for the three and nine months ended July 31, 2010, respectively, and expects to contribute an additional $1.4 million in fiscal 2010. The Company contributed to the pension plan $0.9 million and $2.3 million for the three and nine months ended July 31, 2009.

Note 11. Cash Dividends

We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 5, 2010, to stockholders of record on January 19, 2010. We paid another semiannual dividend of approximately $1.4 million or 3 cents per share on August 5, 2010, to stockholders of record on July 20, 2010.

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

On May 4, 2010, the Company announced that it has reached an agreement in principle to settle the consolidated class action lawsuit for $27.0 million. The proposed settlement is subject to court approval. The Court granted preliminary approval of the proposed settlement on August 16, 2010, and scheduled a hearing for final approval of the proposed settlement on December 13, 2010. The Company has exhausted its insurance coverage in defense of this litigation, and if the proposed settlement is not approved by the Court and the case proceeds to trial, general and administrative expenses will increase. The Company intends to defend this matter vigorously if the proposed settlement is not approved by the Court.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 13. Financial Information for Guarantor and Non-Guarantor Subsidiaries

On January 31, 2007, the Company issued $350.0 million aggregate principal amount of 7.125% Senior Notes due 2015 (Senior Notes), of which $339.0 million were outstanding at July 31, 2010. The Senior Notes are guaranteed by certain of our direct and indirect subsidiaries. The Senior Notes represent our general unsecured obligations; senior in right of payment to all of our existing and any future subordinated indebtedness; pari passu in right of payment with all of our existing and any future unsecured indebtedness that is not by its terms expressly subordinated to the Senior Notes; effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness; unconditionally guaranteed by all of our existing and future domestic subsidiaries, other than any excluded domestic subsidiaries; and structurally subordinated to indebtedness of our subsidiaries that are not subsidiary guarantors.

Presented below are the Consolidating Condensed Statements of Operations for the three and nine months ended July 31, 2010 and 2009, the Consolidating Condensed Balance Sheets as of July 31, 2010 and October 31, 2009 and the Consolidating Condensed Statements of Cash Flows for the nine months ended July 31, 2010 and 2009 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
			(In thousands)
Three Months Ended July 31, 2010
Net sales	$—	$147,424	$208,685	$(60,474)	$295,635
Cost of sales	—	73,487	108,790	(62,628)	119,649

Gross profit	—	73,937	99,895	2,154	175,986
Operating expenses	8,010	54,379	62,201	—	124,590

Operating income (loss)	(8,010)	19,558	37,694	2,154	51,396
Interest expense	8,542	—	187	—	8,729
Other (expense) income, net	3,125	(154)	(1,986)	—	985

Income (loss) before income taxes	(13,427)	19,404	35,521	2,154	43,652
Provision for (benefit from) income taxes	(6,318)	8,357	1,886	—	3,925

Net income (loss)	$(7,109)	$11,047	$33,635	$2,154	$39,727

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
			(In thousands)
Nine Months Ended July 31, 2010
Net sales	$—	$413,647	$596,230	$(164,712)	$845,165
Cost of sales	—	200,645	326,293	(171,015)	355,923

Gross profit	—	213,002	269,937	6,303	489,242
Operating expenses	20,287	154,604	186,943	—	361,834

Operating income (loss)	(20,287)	58,398	82,994	6,303	127,408
Interest expense	27,980	—	704	—	28,684
Litigation settlement charge	27,000	—	—	—	27,000
Other (expense) income, net	8,714	1,478	(11,349)	(17)	(1,174)

Income (loss) before income taxes	(66,553)	59,876	70,941	6,286	70,550
Provision for (benefit from) income taxes	(28,937)	26,462	8,420	—	5,945

Net income (loss)	$(37,616)	$33,414	$62,521	$6,286	$64,605

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
			(In thousands)
July 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$(21)	$(1,920)	$5,181	$—	$3,240
Trade receivables, net	—	69,269	120,786	—	190,055
Inventories, net	—	109,105	171,131	(45,921)	234,315
Deferred tax assets	1,744	24,436	3,726	—	29,906
Other current assets	2,589	5,805	25,360	—	33,754

Total current assets	4,312	206,695	326,184	(45,921)	491,270

Property, plant and equipment, net	1,194	78,139	490,415	—	569,748
Goodwill	116	678,543	577,829	—	1,256,488
Other intangibles, net	—	72,618	45,910	—	118,528
Deferred tax assets	65,986	(43,106)	2,845	—	25,725
Other assets	1,680,929	23,776	13,244	(1,676,668)	41,281

	$1,752,537	$1,016,665	$1,456,427	$(1,722,589)	$2,503,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,285	$1,215	$19,798	$—	$22,298
Other current liabilities	48,073	49,961	103,844	—	201,878

Total current liabilities	49,358	51,176	123,642	—	224,176

Long-term debt	624,000	—	373	—	624,373
Deferred tax liabilities	—	—	15,205	—	15,205
Intercompany and other liabilities	167,431	(267,899)	145,643	—	45,175

Total liabilities	840,789	(216,723)	284,863	—	908,929
Stockholders’ equity	911,748	1,233,388	1,171,564	(1,722,589)	1,594,111

	$1,752,537	$1,016,665	$1,456,427	$(1,722,589)	$2,503,040

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Nine Months Ended July 31, 2010
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(25,195)	$90,410	$137,838	$—	$203,053

Cash flows from investing activities:
Purchase of property, plant and Equipment, net	(34)	(4,682)	(36,272)	—	(40,988)
Acquisitions of businesses, net of cash acquired and other	—	(27,782)	(4,660)	—	(32,442)
Intercompany (investments in subsidiaries)	156,865	—	—	(156,865)	—

Net cash (used in) provided by investing activities	156,831	(32,464)	(40,932)	(156,865)	(73,430)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	1,285	(333)	14,295	—	15,247
Intercompany proceeds (repayments)	—	(57,845)	(99,020)	156,865	—
Net proceeds (repayments) of long-term debt	(140,000)	—	(10,050)	—	(150,050)
Dividends on common stock	(1,362)	—	—	—	(1,362)
Excess tax benefit from share-based compensation arrangements	407	—	—	—	407
Proceeds from exercise of stock options	5,439	—	—	—	5,439

Net cash provided by (used in) financing activities	(134,231)	(58,178)	(94,775)	156,865	(130,319)

Effect of exchange rate changes on cash and cash equivalents	—	—	4	—	4

Net increase in cash and cash equivalents	(2,595)	(232)	2,135	—	(692)
Cash and cash equivalents at the beginning of the period	2,574	(1,688)	3,046	—	3,932

Cash and cash equivalents at the end of the period	$(21)	$(1,920)	$5,181	$—	$3,240

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
			(In thousands)
Nine Months Ended July 31, 2009
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,288)	$99,944	$55,996	$—	$144,652

Cash flows from investing activities:
Purchase of property, plant and Equipment, net	(43)	(15,189)	(58,710)	—	(73,942)
Acquisitions of businesses, net of cash acquired and other	(437)	(813)	(2,806)	—	(4,056)
Intercompany (investments in subsidiaries)	81,920	—	—	(81,920)	—

Net cash (used in) provided by investing activities	81,440	(16,002)	(61,516)	(81,920)	(77,998)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	(737)	637	(6,047)	—	(6,147)
Intercompany proceeds (repayments)	—	(84,214)	2,294	81,920	—
Net proceeds (repayments) of long-term debt	(67,632)	—	10,000	—	(57,632)
Dividends on common stock	(1,355)	—	—	—	(1,355)
Excess tax benefit from share-based compensation arrangements	135	—	—	—	135
Proceeds from exercise of stock options	(31)	—	—	—	(31)

Net cash provided by (used in) financing activities	(69,620)	(83,577)	6,247	81,920	(65,030)

Effect of exchange rate changes on cash and cash equivalents	—	—	222	—	222

Net increase in cash and cash equivalents	532	365	949	—	1,846
Cash and cash equivalents at the beginning of the period	20	(846)	2,770	—	1,944

Cash and cash equivalents at the end of the period	$552	$(481)	$3,719	$—	$3,790

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

Segment information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
		(In thousands)
CooperVision net sales by category:
Toric lens	$76,101	$69,818	$214,359	$189,415
Multifocal lens	18,405	19,693	53,373	52,318
Single-use sphere lens	53,545	48,855	150,900	133,802
Non single-use sphere and other eye care products and other	100,990	102,537	288,643	294,394

Total CooperVision net sales	249,041	240,903	707,275	669,929
CooperSurgical net sales	46,594	44,327	137,890	127,037

Total net sales	$295,635	$285,230	$845,165	$796,966

Operating income (loss):
CVI	$47,555	$29,964	$114,689	$96,953
CSI	11,851	10,664	33,006	31,046
Headquarters	(8,010)	(6,703)	(20,287)	(20,086)

Total operating income	51,396	33,925	127,408	107,913
Interest expense	8,729	11,085	28,684	33,372
Litigation settlement charge	—	—	27,000	—
Other income (expense), net	985	(155)	(1,174)	8,249

Income before income taxes	$43,652	$22,685	$70,550	$82,790

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

	July 31, 2010	October 31, 2009
	(In thousands)
Identifiable assets:
CVI	$2,114,645	$2,184,856
CSI	327,934	304,927
Headquarters	60,461	62,124

Total	$2,503,040	$2,551,907

Geographic information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
		(In thousands)
Net sales to external customers by country of domicile:
United States	$145,923	$136,039	$408,976	$381,296
Europe	88,206	89,911	256,452	252,786
Rest of world	61,506	59,280	179,737	162,884

Total	$295,635	$285,230	$845,165	$796,966

	July 31, 2010	October 31, 2009
	(In thousands)
Long-lived assets by country of domicile:
United States	$350,977	$375,349
Europe	210,707	218,974
Rest of world	8,064	8,245

Total	$569,748	$602,568

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

In this section, we discuss the results of our operations for the third quarter and first nine months of fiscal 2010 and compare them with the same period of fiscal 2009. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Third Quarter Highlights

•	Net sales of $295.6 million, up 4%.

•	Gross profit $176.0 million, up 20%.

•	Operating income $51.4 million, up 51%.

•	Diluted earnings per share of 86 cents, up from 48 cents per share.

•	Cash provided by operations $75.3 million, down 1% from $75.9 million.

Nine-Month Highlights

•	Net sales of $845.2 million, up 6%.

•	Gross profit $489.2 million, up 12%.

•	Operating income $127.4 million, up 18%.

•	Diluted earnings per share of $1.40, down from $1.55 per share.

•	Results include a $27.0 million charge related to an agreement in principle to settle all claims in the class action lawsuit.

•	Cash provided by operations $203.1 million, up 40% from $144.7 million

Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. We believe that manufacturing improvements that reduced unit costs for certain of our contact lens products are sustainable. However, recent events affecting the economy as a whole, including the uncertainty and instability of global markets driven by employment, housing and credit concerns continue to represent a risk to our forecasted performance for the remainder of fiscal year 2010 and beyond.

We compete in the worldwide contact lens market with our disposable spherical, toric and multifocal contact lenses offered in a variety of materials including using phosphorylcholine (PC) Technology™ and silicone hydrogel Aquaform® technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and that the shift in practitioner preferences from low-featured “commodity” lenses to higher-value specialty and single-use lenses continue to support a favorable world market outlook. CVI is focused on greater worldwide market penetration as we roll out new products and continue to expand our presence in existing and emerging markets.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. In the past three years, the Company launched monthly silicone hydrogel sphere, toric and multifocal lens products under our Biofinity® brand and two-week silicone hydrogel sphere and toric lens products under our Avaira® brand. While we believe that we have high quality silicone hydrogel contact lens products, our future growth may be limited by our late entry into the silicone hydrogel segment of the market. For example, competitive silicone hydrogel single-use and multifocal lens products are making substantial gains in market share and represent a risk to our business. We have limited manufacturing capacity for our silicone hydrogel multifocal product and have not yet marketed a silicone hydrogel single-use product. Our ability to compete successfully with silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

We are also in the process of developing a number of new contact lens products to enhance CVI’s worldwide product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology™ materials and new lens designs, including multifocal and single-use silicone hydrogel lenses.

The medical device segment of women’s healthcare is highly fragmented. CSI competes based on brand awareness and market focused product offerings. CSI’s strategy includes identifying and acquiring selected companies and product lines that improve its existing market position or serve new clinical areas. During our fiscal first half of 2010, CSI purchased the Her Option® endometrial ablation product line from American Medical Systems Holdings, Inc. Her Option is an FDA approved treatment for women suffering from excessive menstrual bleeding who wish to avoid a hysterectomy. It is an office-based therapy with minimal anesthesia and low patient discomfort. CSI also acquired a smoke evacuation system to remove surgical smoke during laparoscopic procedures in an operating room environment. This system is marketed directly to hospitals. We intend to continue to invest in CSI’s business through acquisitions of companies and product lines.

We believe that our cash and cash equivalents, cash flow from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends, settlement obligations and acquisitions. In connection with the normal management of our financial liabilities, we may seek to renegotiate our syndicated Senior Unsecured Revolving Line of Credit that matures on January 31, 2012.

Selected Statistical Information – Percentage of Sales and Growth

	Percent of Sales Three Months Ended July 31,			Percent of Sales Nine Months Ended July 31,
	2010	2009	% Change	2010	2009	% Change
Net sales	100%	100%	4%	100%	100%	6%
Cost of sales	40%	49%	(14)%	42%	45%	(1)%

Gross profit	60%	51%	20%	58%	55%	12%
Selling, general and administrative expense	38%	35%	11%	38%	36%	12%
Research and development expense	3%	3%	11%	3%	3%	(1)%
Amortization of intangibles	2%	1%	12%	2%	2%	8%

Operating income	17%	12%	51%	15%	14%	18%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Net Sales

Cooper’s two business units, CVI and CSI, generate all of its sales.

•

CooperVision (CVI) develops, manufactures and markets a broad range of contact lenses for the worldwide vision correction market. Dedicated to enhancing the contact lens experience for practitioners and patients, CooperVision specializes in lenses for astigmatism, presbyopia and ocular dryness.

•	CooperSurgical (CSI) develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew by $10.4 million or 4% and $48.2 million or 6% in the three and nine months ended July 31, 2010, respectively.

	Three Months Ended July 31,			Nine Months Ended July 31,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)
CVI	$249.0	$240.9	3%	$707.3	$669.9	6%
CSI	46.6	44.3	5%	137.9	127.1	9%

	$295.6	$285.2	4%	$845.2	$797.0	6%

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

CVI’s product lines are intended to take advantage of these trends. CVI’s silicone hydrogel spherical lens products, Biofinity and Avaira, are marketed in the United States, Europe and Asia Pacific, excluding Japan. CVI has launched two silicone hydrogel toric products – Biofinity toric in the first calendar quarter of 2009 and Avaira toric in fiscal year 2010. We believe that it is important to develop a full range of multifocal and single-use silicone hydrogel products due to increased pressure from silicone hydrogel products offered by our major competitors.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Contact lens revenue includes sales of conventional, disposable, long-term extended wear lenses and single-use lenses, some of which are aspherically designed, and toric, multifocal and cosmetic lenses:

•	Proclear® aspheric, toric and multifocal lenses, manufactured using proprietary phosphorylcholine (PC) Technology, help enhance tissue/device compatibility and offer improved lens comfort.

•	Biofinity and Avaira aspheric, toric and multifocal lenses, manufactured using proprietary silicone hydrogel Aquaform technology, increase oxygen transmissibility for longer wear.

•

Aspheric lenses correct for near- and farsightedness and have additional optical properties that help improve visual acuity in low light conditions and can correct low levels of astigmatism and low levels of presbyopia, an age-related vision defect.

•	Toric lenses correct astigmatism by adding the additional optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

•	Multifocal lens designs correct presbyopia.

•	Cosmetic lenses are opaque and color enhancing lenses that alter the natural appearance of the eye.

CVI Net Sales by Region

	Three Months Ended July 31,			Nine Months Ended July 31,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)
Americas	$112.4	$105.7	6%	$308.9	$289.6	7%
EMEA	89.6	90.7	(1)%	260.9	254.4	3%
Asia Pacific	47.0	44.5	5%	137.5	125.9	9%

	$249.0	$240.9	3%	$707.3	$669.9	6%

CVI’s worldwide net sales grew 3% in the three-month period to period comparison and grew 6% in the nine-month period to period comparison. Americas net sales grew 6% and 7% in the three- and nine-month periods, primarily due to market gains of CVI’s silicone hydrogel spherical and toric lenses, up 87% in the three-month period and 106% in the nine-month period, and single-use lenses, up 31% in the three-month period and 34% in the nine-month period. In our fiscal first quarter of 2010, we recorded $10.1 million of reductions to Americas net sales due to out-of-period adjustments to increase accruals for rebates that were under-accrued in fiscal 2009. EMEA net sales declined 1% in the three-month period and grew 3% in the nine-month period driven by increases in sales of silicone hydrogel lenses, up 93% and 140%, respectively. Net sales to the Asia Pacific region grew 5% and 9% in the three- and nine-month periods, primarily due to sales growth of single-use spherical and toric products, up 7% and 8% and silicone hydrogel lenses, up 92% and 128% in the three- and nine-month periods, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Net sales growth includes increases in single-use spheres up 10% and total spheres up 4%. Total toric lenses grew 9%, including 9% growth of single-use toric lenses, but multifocal lenses declined 7%. Silicone hydrogel spherical and toric lenses grew 89% worldwide. Proclear products increased 3% driven by growth of single-use lenses. Older conventional lens products and cosmetic lenses declined 18% and 10%, respectively.

CVI’s net sales growth is driven primarily through increases in the volume of lenses sold as the market continues to move to more frequent replacement. While unit growth and product mix have influenced CVI’s sales growth, average realized prices by product have not materially influenced sales growth.

CSI Net Sales

CSI’s net sales increased 5% in the three-month period and grew 9% in the nine-month period to $46.6 million and $137.9 million, respectively, with organic net sales growth of 1% and 5%, respectively. Sales of products marketed directly to hospitals grew 18% and now represent 36% of CSI’s sales. Women’s healthcare products used primarily by obstetricians and gynecologists generate 97% of CSI’s sales. The balance consists of sales of medical devices outside of women’s healthcare which CSI does not actively market. Unit growth and product mix along with increased average realized prices on disposable products have influenced organic sales growth.

Cost of Sales/Gross Profit

Gross profit as a percentage of net sales or gross margin was:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
CVI	58%	49%	57%	54%
CSI	66%	62%	63%	62%
Consolidated	60%	51%	58%	55%

The increases in CVI’s gross margin are largely attributable to improvements in manufacturing efficiencies and product mix, primarily the shift to higher margin silicone hydrogel products. CVI’s gross margin in the fiscal third quarter 2009 included costs associated with fixed asset write offs; such costs were insubstantial in the fiscal third quarter of 2010. These gross margin increases were partially offset by costs associated with the 2009 CooperVision manufacturing restructuring plan, recorded as cost of sales, of $6.7 million for the three-month period and $12.5 million for the nine-month period ended July 31, 2010 compared to $4.1 million for the three- and nine-month periods ended July 31, 2009. As discussed below, these costs are primarily severance charges and accelerated depreciation, and we expect to incur similar costs related to this manufacturing restructuring plan through the fiscal first quarter of 2011. Gross margin for the fiscal first nine months of 2010 reflects the increase in accruals for rebates discussed above.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

The increase in CSI’s gross margin for the three-month period ended July 31, 2010 is due to the recognition of a one-time $1.5 million settlement resolving a vendor dispute. CSI’s gross margin for the three- and nine-month periods also reflect efficiencies from the integration of recent acquisitions and changing product mix, including higher margins on recently acquired products and those marketed directly to hospitals, that now represent 36% of net sales in the current three-month period compared to 33% in the same period of 2009.

Selling, General and Administrative (SGA) Expense

	Three Months Ended July 31,					Nine Months Ended July 31,
	2010	% Net Sales	2009	% Net Sales	% Change	2010	% Net Sales	2009	% Net Sales	% Change
	($ in millions)
CVI	$87.6	35%	$79.2	33%	11%	$256.9	36%	$228.1	34%	13%
CSI	15.7	34%	14.1	32%	10%	46.0	33%	40.5	32%	14%
Headquarters	8.0	—%	6.7	—%	20%	20.3	—%	20.1	—%	1%

	$111.3	38%	$100.0	35%	11%	$323.2	38%	$288.7	36%	12%

The increases in CVI’s SGA in the fiscal 2010 periods both in absolute dollars and as a percentage of net sales is primarily due to our increased investment in sales and marketing to reach new customers and to promote our silicone hydrogel products as well as investments in infrastructure such as information technology. The increase is also attributable to accrued bonuses in fiscal 2010 that were insubstantial in the same periods of 2009.

The increase is CSI’s SGA in the fiscal 2010 periods is primarily due to increased selling and marketing costs to support higher sales and anticipated further growth.

Corporate headquarters’ SGA increased in the fiscal 2010 periods primarily due to increased legal costs and accrued bonuses offset by reduced headcount, lower share-based compensation expense and audit costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Research and Development Expense

	Three Months Ended July 31,					Nine Months Ended July 31,
	2010	% Net Sales	2009	% Net Sales	% Change	2010	% Net Sales	2009	% Net Sales	% Change
	($ in millions)
CVI	$7.1	3%	$6.2	3%	14%	$21.1	3%	$21.6	3%	(2)%
CSI	1.5	3%	1.5	3%	(3)%	3.7	3%	3.4	3%	8%

	$8.6	3%	$7.7	3%	11%	$24.8	3%	$25.0	3%	(1)%

The 14% increase in CVI research and development expense in the fiscal third quarter of 2010 is primarily due to investments in new technologies and clinical trials. In the fiscal second quarter of 2009, CVI recorded a $3.0 million in-process research and development charge related to the acquisition of certain distribution rights. Excluding the charge, CVI’s research and development expenditures grew 14% during the nine-month period ended July 31, 2010, as compared to the prior year period. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

CSI’s research and development activities include the upgrade and redesign of many CSI incontinence, assisted reproductive technology and uterine manipulation products and other gynecological and obstetrical product development activities.

Restructuring Costs

The Company initiated the Critical Activity restructuring plan in the fiscal first quarter of 2009, and it was substantially completed in our fiscal fourth quarter of 2009. We reported $0.3 million in the fiscal first nine months of 2010 compared to $3.9 million in the same period of fiscal 2009, with total restructuring costs for this plan of $4.6 million. The Company entered into the 2009 CooperVision manufacturing restructuring plan in the fiscal third quarter of 2009, which primarily includes employee benefit costs and non-cash costs associated with assets, with total expense reported of $12.6 million in the fiscal first nine months of 2010, compared to $4.1 million in the same period of fiscal 2009. The Company completed restructuring activities in Adelaide, Australia, in our fiscal third quarter of 2010 and expects to complete restructuring activities in Norfolk, Virginia, in our fiscal first quarter of 2011. The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Income

	Three Months Ended July 31,					Nine Months Ended July 31,
	2010	% Net Sales	2009	% Net Sales	% Change	2010	% Net Sales	2009	% Net Sales	% Change
	($ in millions)
CVI	$47.6	19%	$30.0	12%	59%	$114.7	16%	$97.0	14%	18%
CSI	11.8	25%	10.6	24%	11%	33.0	24%	31.0	24%	6%
Headquarters	(8.0)	—%	(6.7)	—%	(20)%	(20.3)	—%	(20.1)	—%	(1)%

	$51.4	17%	$33.9	12%	51%	$127.4	15%	$107.9	14%	18%

The increases in operating income in the fiscal 2010 periods both in absolute dollars and as a percentage of net sales were primarily due to increases in gross margin dollars of 20% and 12% for the three- and nine-month periods, respectively, partially offset by increases in operating expenses of 11% and 10% in the same periods, respectively.

Interest Expense

Interest expense decreased 21% to $8.7 million and decreased 14% to $28.7 million in the three- and nine-month periods, respectively, as compared to the prior year periods. Interest expense was 3% of net sales in the three- and nine-month periods, down from 4% of net sales in the prior year periods. The decrease primarily reflects a reduction in our long-term borrowings used for capital expenditures.

Settlement

The Company and several of its directors and officers have been named in a consolidated securities class action lawsuit, the nature and status of which is described in Note 12. Contingencies. The Company announced on May 4, 2010, that it has reached an agreement in principle and recorded a charge in our fiscal second quarter 2010 to settle the consolidated class action lawsuit for $27.0 million, which we funded into escrow in our fiscal fourth quarter of 2010. The proposed settlement is subject to court approval. The Court granted preliminary approval of the proposed settlement on August 16, 2010, and scheduled a hearing for final approval of the proposed settlement on December 13, 2010. The Company has exhausted its insurance coverage in defense of this litigation, and if the proposed settlement is not approved by the Court and the case proceeds to trial, general and administrative expenses will increase.

Other Income (Expense), Net

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(In millions)
Gain on extinguishment of debt	$—	$—	$—	$1.8
Foreign exchange gain (loss)	0.9	(0.2)	(1.0)	6.6
Other	0.1	—	(0.2)	(0.2)

	$1.0	$(0.2)	$(1.2)	$8.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

In December 2008, we purchased through the open market, in a privately negotiated transaction, $11.0 million in aggregate principal amount of our 7.125% Senior Notes at a discounted price of approximately $9.0 million plus accrued and unpaid interest. We also wrote off approximately $0.2 million of unamortized costs related to the Senior Notes and recorded a gain on the repurchase in other income on our Consolidated Statements of Income. The Company paid the aggregate purchase price from borrowings under its $650.0 million revolving line of credit.

In the fiscal first quarter of 2009, we recognized a foreign exchange net gain of $6.5 million, primarily due to the U.S. dollar strengthening against other currencies and an initiative we completed in the quarter related to intercompany transactions.

Provision for Income Taxes

We recorded income tax expense of $5.9 million in the fiscal first nine months of 2010 compared to $12.4 million in the fiscal first nine months of 2009. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first nine months of 2010 was 8.4%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first nine months of 2009 was 14.9%. The decrease in the fiscal 2010 ETR reflects the shift in the geographic mix of income as well as litigation settlement charges incurred in the United States during the period. The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates.

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. The compensation and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(In millions)
Selling, general and administrative expense	$1.9	$1.9	$6.2	$8.9
Cost of sales	0.1	0.3	0.5	0.9
Research and development expense	0.1	0.2	0.3	0.6
Capitalized in inventory	0.1	0.3	0.5	0.9

Total compensation expense	$2.2	$2.7	$7.5	$11.3

Related income tax benefit	$0.6	$0.9	$2.5	$4.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

Third Quarter Highlights

•	Operating cash flow $75.3 million vs. $75.9 million in the fiscal third quarter of 2009.

•	Expenditures for purchases of property, plant and equipment (PP&E) $16.9 million vs. $19.9 million in the prior year period.

•	Total debt decreased to $646.7 million from $781.5 million at October 31, 2009.

Nine-Month Highlights

•	Operating cash flow $203.1 million vs. $144.7 million in the fiscal first nine months of 2009.

•	Expenditures for purchases of PP&E $41.0 million vs. $73.9 million in the prior year period.

•	Cash payments for acquisitions totaled $32.4 million vs. $4.1 million in the prior year period.

Comparative Statistics

	July 31, 2010	October 31, 2009
	($ in millions)
Cash and cash equivalents	$3.2	$3.9
Total assets	$2,503.0	$2,551.9
Working capital	$267.1	$328.5
Total debt	$646.7	$781.5
Stockholders’ equity	$1,594.1	$1,540.3
Ratio of debt to equity	0.41:1	0.51:1
Debt as a percentage of total capitalization	29%	34%
Operating cash flow - twelve months ended	$281.5	$223.1

Working Capital

The decrease in working capital in the fiscal first nine months of 2010 was primarily due to a decrease in inventories, the accrued litigation settlement and increases in short-term debt, accounts payable and other accrued liabilities, partially offset by an increase in trade accounts receivable.

Operating Cash Flow

Cash flow provided by operating activities totaled $203.1 million in the fiscal first nine months of 2010 and $281.5 million over the twelve-month period ended July 31, 2010. Operating cash flow increased compared to the fiscal first nine months of 2009, primarily due to the reduction of inventory arising from higher sales volume, the non-cash accrued litigation settlement and timing of accounts payable and other current liabilities.

At July 31, 2010, Cooper’s inventory months on hand (MOH) decreased to 5.9 from 6.0 at July 31, 2009. Our days sales outstanding (DSO) increased to 57 days from 53 days in last year’s first months. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Investing Cash Flow

Cash used in investing activities of $73.4 million in the fiscal first nine months of 2010 was for capital expenditures of $41.0 million, primarily to improve manufacturing efficiency, and payments of $32.4 million related to acquisitions.

Financing Cash Flow

Cash used in financing activities of $130.3 million in the fiscal first nine months of 2010 was driven by net repayments of debt of $134.8 million and dividends paid on our common stock of $1.4 million, partially offset by proceeds of $5.9 million from the exercise of share-based compensation awards.

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

During the fiscal first nine months of 2010, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, for a more complete discussion of our estimates and critical accounting policies.

The Company performed its annual impairment test for valuation of goodwill during the fiscal third quarter of 2010, and our analysis indicated that we had no impairment of goodwill. As described in Note 4. Intangible Assets in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.

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

Trademarks

Aquaform® , Avaira®, Biofinity®, Biomedics®, Her Option® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ is a trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Swedish krona and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit varies with the London Interbank Offered Rate (LIBOR). Our significant increase in debt following the acquisition of Ocular Sciences, Inc. in January 2005 has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through May 2011. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

On January 31, 2007, Cooper entered into a $650.0 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350.0 million aggregate principal amount of 7.125% Senior Notes due 2015 of which $339.0 million are outstanding. KeyBank led the Revolver refinancing, and the Revolver matures on January 31, 2012.

In connection with the normal management of our financial liabilities, we may seek to renegotiate the Revolver, and we may from time to time seek to retire or purchase our Senior Notes through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2010, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of July 31, 2010, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 4, 2010, the Company announced that it has reached an agreement in principle to settle the consolidated class action lawsuit for $27.0 million. The proposed settlement is subject to court approval. The Court granted preliminary approval of the proposed settlement on August 16, 2010, and scheduled a hearing for final approval of the proposed settlement on December 13, 2010. The Company has exhausted its insurance coverage in defense of this litigation, and if the proposed settlement is not approved by the Court and the case proceeds to trial, general and administrative expenses will increase. The Company intends to defend this matter vigorously if the proposed settlement is not approved by the Court.

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

The Company and several of its directors and officers have been named in a consolidated securities class action lawsuit and its directors and certain of its officers have been named in two consolidated derivative lawsuits, the nature and status of which are described in Item 1. Legal Proceedings. The Company announced on May 4, 2010 that it has reached an agreement in principle to settle the consolidated class action lawsuit for $27.0 million. The proposed settlement is subject to court approval. The Court granted preliminary approval of the proposed settlement on August 16, 2010, and scheduled a hearing for final approval of the proposed settlement on December 13, 2010. We also are unable to estimate the range of potential losses that would be incurred if the proposed settlement were not to be approved and the parties returned to litigation, or to determine the total effect that it may have on our results of operations, financial position and cash flows. Securities litigation, irrespective of its merits, is costly to defend and diverts management’s attention and resources, which could adversely affect our business.

The purported derivative lawsuits, which are at a very preliminary stage, do not seek damages from the Company. However, derivative litigation is costly, and these lawsuits may divert management’s attention and resources, which could adversely affect our business.

Item 6. Exhibits

Exhibit Number	Description

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	BRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 3, 2010

/s/ Rodney E. Folden
Rodney E. Folden
Vice President and Corporate Controller
(Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	BRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.