Form 10-K
period 2010-10-31
COOPER COMPANIES INC
filed 2010-12-17
CIK 711404

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2010

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 30, 2010, there were 45,525,457 shares of the registrant’s common stock held by non-affiliates with aggregate market value of $1.8 billion on April 30, 2010, the last day of the registrant’s most recently completed fiscal second quarter.

Number of shares outstanding of the registrant’s common stock, as of November 30, 2010: 45,837,259

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held March 16, 2011	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

for the Fiscal Year Ended October 31, 2010

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

•	Limitations on sales following new product introductions due to poor market acceptance.

•	New competitors or product innovations or technologies from competitors.

•	The Company’s failure to realize anticipated savings, or its incurrence of unexpected costs, from CooperVision’s manufacturing restructuring plan.

•	A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses and other hydrogel lenses.

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to claims involving litigation, product liability or patent protection.

•	The impact of acquisitions or divestitures on revenues, earnings or margins.

•	Interest rate and foreign currency exchange rate fluctuations.

•

The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including impaired goodwill as a result of declines in the price of the Company’s common stock or other events.

•	Changes in U.S. and foreign government regulation of the retail optical industry and of the healthcare industry generally.

•	Failures to receive, or delays in receiving, U.S. or foreign regulatory approvals for products.

•	Failure to obtain adequate coverage and reimbursement from third party payors for our products.

•

Compliance costs and potential liability in connection with U.S. and foreign healthcare regulations, including product recalls, and potential losses resulting from sales of counterfeit and other infringing products.

•	The success of the Company’s research and development activities and other start-up projects.

•	Dilution to earnings per share from acquisitions or issuing stock.

•	Changes in tax laws or their interpretation and changes in effective tax rates.

•	Changes in accounting principles or estimates.

•	Environmental risks, including significant environmental cleanup costs above those already accrued.

•

Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2010, as such Risk Factors may be updated in quarterly filings.

We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

Item 1. Business.

The Cooper Companies, Inc. (Cooper or the Company), a Delaware corporation organized in 1980, is a global medical products company that serves the specialty healthcare market through its two business units, CooperVision, Inc. (CVI) and CooperSurgical, Inc. (CSI).

CVI develops, manufactures and markets a broad range of contact lenses for the worldwide vision correction market. Dedicated to enhancing the contact lens experience for practitioners and patients, CVI specializes in lenses for astigmatism, presbyopia and ocular dryness. CVI is a leading manufacturer of toric lenses, which correct astigmatism, multifocal lenses for presbyopia (blurring near vision due to advancing age) and spherical lenses that correct the most common visual defects. CVI’s products are primarily manufactured at its facilities located in the United Kingdom, Puerto Rico and New York. CVI distributes products from Rochester, New York, Fareham, United Kingdom, Liege, Belgium, and various smaller international distribution facilities.

CSI develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians. CSI’s major manufacturing and distribution facilities are located in Trumbull, Connecticut, Pasadena, California, Stafford, Texas, and Berlin, Germany.

CVI and CSI each operate in highly competitive environments. Competition in the medical device industry involves the search for technological and therapeutic innovations. Both of Cooper’s businesses compete primarily on the basis of product quality and differentiation, technological benefit, service and reliability.

COOPERVISION

CVI competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

•	Toric and multifocal lenses including lenses that address more complex visual defects such as astigmatism and presbyopia in addition to correcting near- and farsightedness.

In order to achieve comfortable and healthy contact lens wear, products are sold with recommended replacement schedules, otherwise defined as modalities, with the primary modalities being single-use, two-week and monthly.

CVI offers spherical, aspherical, toric, multifocal and toric multifocal lens products in all primary modalities. We believe that in order to compete successfully in the numerous niches of the contact lens market, companies must offer differentiated products that are priced competitively and manufactured efficiently. CVI believes that it is the only contact lens manufacturer to use three different manufacturing processes to produce its lenses: lathing, cast molding and FIPS™, a cost-effective combination of lathing and molding. This manufacturing flexibility allows us to compete in our markets by:

•

Producing high, medium and low volumes of lenses made with a variety of materials for a broader range of market niches: single-use, two-week, monthly and quarterly disposable sphere and toric lenses and custom toric lenses for patients with a high degree of astigmatism.

•	Offering a wide range of lens parameters, leading to a higher successful fitting rate for practitioners and better visual acuity for patients.

In addition, CVI lenses compete based on providing superior comfort through the use of lens edge technology. CVI lenses have a round to partial round edge which we believe increases comfort. Cooper’s Proclear® line of spherical, toric and multifocal lenses are manufactured with omafilcon A, a material that incorporates a proprietary Phosphorylcholine (PC) Technology™ that helps enhance tissue-device compatibility. Proclear lenses are the only lenses with FDA clearance for the claim “… may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear.” Mild discomfort relating to dryness during lens wear is a condition that often causes patients to discontinue contact lens wear.

The contact lens market has in recent years experienced a shift toward contact lenses made from silicone hydrogel materials. Silicone hydrogel materials supply a higher level of oxygen to the cornea, as measured by the transmissibility of oxygen through a given thickness of material, or “dk/t,” than traditional hydrogel lenses. The use of these materials in contact lenses has grown significantly, and this material is a major product material in the industry. CVI has launched the third generation of silicone hydrogel spherical contact lens products under our brands Biofinity® and Avaira® in the United States, Europe and Asia Pacific, excluding Japan. We also launched a monthly silicone hydrogel toric lens under the Biofinity brand in fiscal 2009. In fiscal 2010, we launched two silicone hydrogel lenses: the Biofinity multifocal lens and the Avaira toric lens.

In addition to its silicone hydrogel and PC Technology™ product offerings, CVI competes in the contact lens market with its single-use products and with traditional hydrogel products.

Contact Lens Product Sales

Spheres: Net Sales of CVI’s spherical lenses, representing 61 percent of CVI’s soft lens net sales, grew 9 percent in the year ended October 31, 2010, as compared to fiscal 2009. Single-use sphere net sales, which grew 12 percent, represented 22 percent of CVI’s soft lens net sales.

Toric and Multifocal: CVI’s toric lens net sales grew 13 percent in fiscal 2010, representing 31 percent of CVI’s soft lens net sales as compared to fiscal 2009. Multifocal lens sales grew only 1 percent in fiscal 2010. This was primarily due to a trend in the market toward silicone hydrogel multifocal lenses and CVI’s late entry with Biofinity multifocal, our silicone hydrogel offering.

Proclear: Net sales of CVI’s PC Technology products – which consist of spherical, toric and multifocal products, including Biomedics® XC and Proclear 1 Day – increased 9 percent in fiscal 2010 as compared to fiscal 2009 and represented 29 percent of CVI’s soft lens net sales. Proclear 1 Day, CVI’s Proclear single-use offering, grew 58 percent from fiscal 2009.

Silicone Hydrogel: CVI’s silicone hydrogel spherical, toric and multifocal lens products grew 108 percent in fiscal 2010 as compared to fiscal 2009 and represented 24 percent of CVI’s soft lens net sales as compared to 12 percent in fiscal 2009.

Contact Lens Product Sales by Geographic Region

Based on our knowledge of the contact lens market and our review of independent market data, we estimate the worldwide market for contact lenses by modality is 34 percent single-use, 36 percent two-week and 30 percent monthly. We estimate that the Americas market, representing about 38 percent of the worldwide soft contact lens market, by modality is 13 percent single-use, 58 percent two-week and 29 percent monthly; EMEA, representing about 31 percent of the worldwide market, is 38 percent single-use, 12 percent two-week and 50 percent monthly; and Asia Pacific, representing about 31 percent of the worldwide market, is 55 percent single-use, 33 percent two-week and 12 percent monthly.

CVI Competition

The contact lens market is highly competitive. CVI’s three largest competitors in the worldwide market and its primary competitors in the spherical, toric and multifocal lens categories of that market are Johnson & Johnson Vision Care, Inc., CIBA Vision (owned by Novartis AG) and Bausch & Lomb Incorporated.

Recent trends in marketing spherical lenses include a shift toward silicone hydrogel lenses, primarily in the United States, Europe and Japan, and toward single-use lenses. CVI’s primary competitors currently control the majority of the silicone hydrogel segment of the market. CVI was late in entering the silicone hydrogel segment of the market but has increased sales of its monthly and two-week toric and spherical lens offerings as well as the recently introduced monthly multifocal lens. In Japan, CVI has recently received regulatory approval to sell a silicone hydrogel product.

In the toric lens market, we believe that lens manufacturers compete to provide the highest possible level of visual acuity and patient satisfaction by offering a wide range of lens parameters, superior wearing comfort and a high level of customer service, both for patients and contact lens practitioners. CVI competes based on its three manufacturing processes yielding wider ranges of toric lens parameters, providing wide choices for patient and practitioner and superior visual acuity, as well as by offering excellent customer service, including high standards of on-time product delivery.

CVI’s major competitors have greater financial resources and larger research and development budgets and sales forces. CVI seeks to offer a high level of customer service through its direct sales organizations around the world and through telephone sales and technical service representatives who consult with eye care professionals about the use of the Company’s lens products.

CVI also competes with manufacturers of eyeglasses and with refractive surgical procedures that correct visual defects. CVI believes that its contact lenses will continue to compete favorably against eyeglasses, particularly in markets where the penetration of contact lenses in the vision correction market is low, offering lens manufacturers an opportunity to gain market share. CVI also believes that laser vision correction is not a significant threat to its sales of contact lenses.

COOPERSURGICAL

Since its beginning in 1990, CSI has sought to be a leader in providing medical device products to the obstetrics and gynecology medical specialty. Historically, many small medical device companies have supplied the women’s healthcare market with a wide range of products through a fragmented distribution system. CSI’s strategy continues to be to identify and acquire selected companies and product lines that will improve its existing market position or serve new clinical areas. CSI has grown to $188.0 million in net sales both organically and through a series of more than 25 acquisitions.

Market for Women’s Healthcare

CSI participates in the market for women’s healthcare with its diversified product lines of over 600 products. These products are in three major categories: ob/gyn medical offices, surgical procedures, including hospitals, clinics and surgical centers, and fertility.

Based on United States Census estimates, CSI expects patient visits to United States obstetricians and gynecologists (ob/gyns) to increase over the next decade. Driving this growth is an increasing base of reproductive age women, a large and stable middle-aged population and a rapidly growing population of women over the age of 65. CSI believes that the resurgence of population growth in the reproductive age group will result in increased office visits related to birth control and childbearing. CSI expects growth in fertility treatments as more women choose to delay childbearing to the mid-thirties and beyond. Office visit activity related to menopausal problems, including abnormal bleeding, incontinence and osteoporosis, are also expected to increase slightly over the next decade. CSI believes that in the past clinicians primarily saw women only during their reproductive years. Now, with new treatment options available and a more educated population, CSI expects the relationship between the patient and clinician will continue into the middle years and later.

While general medical practitioners play an important role in women’s primary care, the ob/gyn specialist is the primary market for associated medical devices.

Some significant features of this market are:

•

Patient visits are for annual checkups, cancer screening, menstrual disorders, vaginitis (inflammation of vaginal tissue), treatment of abnormal Pap smears, osteoporosis (reduction in bone mass) and the management of menopause, pregnancy and reproductive management.

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

•	Sterilization is a frequently performed surgical procedure.

•	Hysterectomy, one of the most commonly performed surgical procedures, is increasingly performed using a laparoscopic approach.

•	The trend to move hospital-based procedures to an office setting is continuing as seen with the global endometrial ablation procedure.

CSI’s Fiscal 2010 Net Sales Growth

During fiscal 2010, CSI’s net sales grew 10 percent to $188.0 million from $170.9 million in fiscal 2009, representing 16 percent of Cooper’s net sales in both periods. CSI’s organic growth was 6 percent. Sales of products used in surgical procedures grew 18 percent and represented 33 percent of CSI’s total net sales as compared to 31 percent in fiscal 2009.

CSI Competition

CSI focuses on selected segments of the women’s healthcare market, supplying diagnostic products and surgical instruments and accessories. In some instances, CSI offers all of the items needed for a complete procedure. CSI believes that opportunities exist for continued market consolidation of smaller technology-driven firms that generally offer only one or two product lines. Most are privately owned or divisions of public companies including some owned by companies with greater financial resources than Cooper.

Competitive factors in these segments include technological and scientific advances, product quality, price, customer service and effective communication of product information to physicians and hospitals. CSI competes based on its sales and marketing expertise and the technological advantages of its products. CSI’s strategy includes developing and acquiring new products, including those used in new medical procedures. As CSI expands its product line, it also offers training for medical professionals in the appropriate use of its products.

CSI is seeking to expand its presence in the significantly larger hospital and outpatient surgical procedure segment of the market that is at present dominated by bigger competitors such as Johnson & Johnson’s Ethicon Endo-Surgery and Ethicon Women’s Health and Urology companies, Boston Scientific, Gyrus ACMI and Covidien. These competitors have well established positions within the operating room environment. CSI intends to leverage its relationship with gynecologic surgeons and focus on devices specific to gynecologic surgery to facilitate its expansion within the surgical segment of the market.

RESEARCH AND DEVELOPMENT

Cooper employs 164 people in its research and development and manufacturing engineering departments. Most of these employees are in CVI. CVI product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, clinical trials, microbiology and biochemistry. CVI’s research and development activities include programs to develop silicone hydrogel products, product lines utilizing PC Technology and expansion of single-use product lines.

CSI conducts research and development in-house and also has consulting agreements with external surgical specialists. CSI’s fiscal 2010 research and development activities were for the upgrade and redesign of existing incontinence, assisted reproductive technology and uterine manipulation products.

Cooper-sponsored research and development expenditures during fiscal 2010, 2009 and 2008 were $35.3 million, $30.3 million and $35.5 million, respectively, net of acquired in-process research and development of $3.0 million in 2009. Net research and development expenditures represented 3 percent of net sales each fiscal year. During fiscal 2010, CVI represented 85 percent and CSI represented 15 percent of the total research and development expenses. We did not participate in any customer-sponsored research and development programs.

GOVERNMENT REGULATION

Medical Device Regulation

Our products are medical devices subject to extensive regulation by the United States Food and Drug Administration (FDA) in the United States and other regulatory bodies abroad. FDA regulations govern, among other things, medical device design and development, testing, manufacturing, labeling, storage, recordkeeping, premarket clearance or approval, advertising and promotion, and sales and distribution. Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or prior premarket approval (PMA) from the FDA. A majority of the medical devices we currently market have received FDA clearance through the 510(k) process or approval through the PMA process. Because we cannot be assured that any new products we develop, or any product enhancements, will be subject to the shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancements may occur.

Device Classification

The FDA classifies medical devices into one of three classes – Class I, II or III – depending on the degree of risk associated with each medical device and the extent of control needed to ensure its safety and effectiveness. Both CVI and CSI develop and market medical devices under different levels of FDA regulation depending on the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval, while Class I and II devices require lower levels of regulation. The majority of CSI’s products are Class II devices.

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

Class II devices are subject to the FDA’s General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure. Pursuant to the Medical Device User Fee and Modernization Act of 2002 (MDUFMA), unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. Certain Class II devices are exempt from this premarket review process.

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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that changes its intended use, will require a new 510(k) clearance or could require premarket approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. In these circumstances, a manufacturer also may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements and modifications to our devices that we believe do not require new 510(k) clearances.

Premarket Approval Pathway

A PMA application must be submitted if the device cannot be cleared through the 510(k) premarket notification procedures. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.

After a PMA application is complete, the FDA begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information, including clinical data, or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation (QSR). New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. These trials generally require submission of an application for an investigational device exemption (IDE) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that the potential benefits of testing the device in humans outweighs the risks and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by both the FDA and the appropriate institutional review boards at the clinical trial sites. All of Cooper’s currently marketed products have been cleared by all appropriate regulatory agencies, and Cooper has no product currently being marketed under an IDE.

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

Even if regulatory approval or clearance of a medical device is granted, the FDA may impose limitations or restrictions on the uses and indications for which the device may be labeled and promoted. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. FDA regulations prohibit a manufacturer from promoting a device for an unapproved or “off-label” use. Failure to comply with this prohibition on “off-label” promotion can result in enforcement action by the FDA, including, among other things, warning letters, fines, injunctions, consent decrees and civil or criminal penalties.

Foreign Regulation

Health authorities in foreign countries regulate Cooper’s clinical trials and medical device sales. The regulations vary widely from country to country. Even if the FDA has approved a product, the regulatory agencies in each country must approve new products before they may be marketed there. The worldwide Medical Device regulations are increasing, with many countries becoming regulated for the first time. For example Hong Kong, Singapore and Malaysia are becoming regulated and follow the Global Harmonization Task force model for regulating medical devices. These emerging regulated countries require the same rigorous safety data compiled in pre-clinical and clinical studies for the rest of the world. Japan has one of the most rigorous regulatory systems in the world and requires in-country clinical trials. The Japanese quality and regulatory standards remain stringent even with the more recent harmonization efforts and updated Japanese regulations.

These regulatory procedures require a considerable investment in time and resources and usually result in a substantial delay between new product development and marketing. If the Company does not maintain compliance with regulatory standards or if problems occur after marketing, product approval may be withdrawn.

In addition to FDA regulatory requirements, the Company also maintains ISO 13485 certification and CE mark approvals for its products. A CE mark is an international symbol of adherence to certain standards and compliance with applicable European medical device requirements. These quality programs and approvals are required by the European Medical Device Directive and must be maintained for all products intended to be sold in the European market. The ISO 13485 Quality

Measurement System registration is now also required for registration of products in Asia Pacific and Latin American countries. In order to maintain these quality benchmarks, the Company is subjected to rigorous biannual reassessment audits of its quality systems and procedures.

Other Health Care Regulation

We may be subject to various federal, state and foreign laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, and laws pertaining to healthcare privacy and security. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly if the physicians or other providers or entities with whom we do business are found to be noncompliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial conditions and results of operations. While we believe that our operations are in material compliance with such laws, as applicable to us, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws.

RAW MATERIALS

CVI’s raw materials primarily consist of various chemicals and packaging materials and are generally available from more than one source. However, CVI relies on sole suppliers for certain raw materials used to make our silicone hydrogel contact lens products. On December 1, 2010, CVI purchased certain assets of Asahikasei Aime Co., Ltd. (Aime), our current sole supplier of the primary material used to make our silicone hydrogel contact lens products, from Asahi Kasei Pharma Corporation. While this acquisition has increased CVI’s control over the sourcing of certain raw materials, if current raw material suppliers fail to supply sufficient materials on a timely basis or at all for any reason, we may suffer a disruption in the supply of our silicone hydrogel contact lens products.

Raw materials used by CSI are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative supplier on short notice.

MARKETING AND DISTRIBUTION

CVI markets its products in the United States through its field sales representatives, who call on optometrists, ophthalmologists, opticians, optical chains and distributors. CVI augments its United States sales and marketing efforts with e-commerce, telemarketing and advertising in professional journals. In the EMEA and Asia Pacific regions, CVI primarily markets its products through its field sales representatives. In other countries, CVI uses distributors and has given some of them the exclusive right to market its products within specific geographic areas.

CSI’s products are marketed by a network of dedicated field sales representatives, independent agents and distributors. In the United States, CSI augments its sales and marketing activities by participating in national and regional industry tradeshows, professional educational programs and internet promotions including e-commerce, social media and collaborative efforts with professional organizations, telemarketing, direct mail and advertising in professional journals.

PATENTS, TRADEMARKS AND LICENSING AGREEMENTS

Cooper owns or licenses a variety of domestic and foreign patents, which, in total, are material to its overall business. The names of certain of Cooper’s products are protected by trademark registrations in the United States Patent and Trademark Office and, in some cases, also in foreign trademark offices. Applications are pending for additional trademark and patent registrations. Cooper intends to protect its intellectual property rights aggressively.

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

EMPLOYEES

On October 31, 2010, the Company had about 6,800 employees. The Company believes that its relations with its employees are good.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2010 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended October 31, 2010, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Item 1A. Risk Factors.

Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock could decline by virtue of these risks. These risks should be read in conjunction with the other information in this report.

Risks Relating to Our Business

We operate in the highly competitive healthcare industry and there can be no assurance that we will be able to compete successfully.

Each of our businesses operates within a highly competitive environment. In our soft contact lens segment, CVI faces intense competition from competitors’ products, in particular silicone hydrogel contact lenses, and may face increasing competition as other new products enter the market. Our major competitors in the contact lens business, Johnson & Johnson Vision Care, Inc., CIBA Vision (owned by Novartis AG) and Bausch & Lomb, have substantially greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and larger manufacturing volumes than CVI. They also offer competitive products and differentiated materials, plus a variety of other eye care products including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. The market for contact lenses is intensely competitive and is characterized by declining sales volumes for older product lines and growing demand for silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to introduce new products successfully, on a timely basis in the United States, Europe and Japan, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capabilities. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

To a lesser extent, CVI also competes with manufacturers of eyeglasses and providers of other forms of vision correction including ophthalmic surgery.

There can be no assurance that we will not encounter increased competition in the future, or that our competitors’ newer contact lens products will not successfully erode CVI’s contact lens business, which could have a material adverse effect on our business, financial condition and results of operations.

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

Acquisitions that we have made and may make in the future involve numerous risks.

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

•	risks of entering markets in which we have no or limited prior experience;

•	potential loss of employees;

•	an inability to identify and consummate future acquisitions on favorable terms or at all;

•	diversion of management’s attention away from other business concerns;

•	expenses of any undisclosed or potential liabilities of the acquired company;

•	expenses, including restructuring expenses, to shut-down our own locations or terminate our employees;

•	a dilution of earnings per share; and

•	risks inherent in accounting allocations.

Product innovations are important in the industry in which we operate, and we face the risk of product obsolescence.

Product innovations are important in the contact lens business in which CVI competes and in the niche areas of the healthcare industry in which CSI competes. Historically, we did not allocate substantial resources to new product development, but rather purchased, leveraged or licensed the technology developments of others. However, since 2005, we have been investing more in new product development, including the development of silicone hydrogel-based contact lenses. Although our focus is on products that will be marketable immediately or in the short to medium term rather than on funding longer-term, higher risk research and development projects, time commitments, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies, such as contact lenses with anti-microbial or anti-allergenic features, that could lead to the obsolescence of one or more of our products. Competitors may also introduce new uses for contact lenses, such as for drug delivery or the control of myopia. Failure to develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

If our products are not accepted by the market, we will not be able to sustain or expand our business.

Certain of our proposed products have not yet been clinically tested or commercially introduced, and we cannot assure that any of them, assuming they receive necessary regulatory approvals, will achieve market acceptance or generate operating profits. In addition, we have been slower to introduce new silicone hydrogel contact lens products than our competitors which put these products at a competitive disadvantage. Market acceptance and customer demand for these products are uncertain. The development of a market for our products may be influenced by many factors, some of which are out of our control, including:

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

Technological developments in the eye care and women’s healthcare industries, such as new surgical procedures or medical devices, may limit demand for our products. Corneal refractive surgical procedures such as Lasik surgery and the development of new pharmaceutical products may decrease the demand for our optical products. If these new advances provide a practical alternative to traditional vision correction, the demand for contact lenses and eyeglasses may materially decrease. We cannot assure that medical advances and technological developments will not have a material adverse effect on our businesses.

Our substantial and expanding international operations are subject to uncertainties which could affect our operating results.

A significant portion of our current operations for CVI are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America and Europe. Approximately two-thirds of our net sales for CVI for the fiscal years ended October 31, 2010 and 2009, respectively, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

•	we may have difficulty enforcing intellectual property rights in some foreign countries;

•	we may have difficulty gaining market share in countries such as Japan because of regulatory restrictions and customer preferences;

•

we may find it difficult to grow in emerging markets such as China, India and other developing nations due to, among other things, customer acceptance, undeveloped distribution channels and business knowledge of these new markets;

•

tax rates in some foreign countries may exceed those of the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	we may find it difficult to comply with a variety of foreign regulatory requirements;

•	we may find it difficult to manage a large organization spread throughout various countries;

•	fluctuations in currency exchange rates could adversely affect our results;

•	foreign customers may have longer payment cycles than customers in the United States;

•	failure to comply with United States Department of Commerce export controls may result in fines and/or penalties;

•	general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy;

•	foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities; and

•	we may have difficulty enforcing agreements and collecting receivables through some foreign legal systems.

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

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth. The U.S. economy has experienced a recession and faces continued concerns about the systemic impacts of adverse economic conditions such as high energy costs, geopolitical issues, the availability and cost of credit, and an unstable real estate market. Foreign countries are affected by similar systemic impacts. We continue to experience slower than historical growth in contact lens sales, particularly in the U.S. and continue to have lower than historical expectations for market growth in 2011.

As a result of these market conditions, the cost and availability of credit has been and may again be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the United States and international market and economic conditions may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions return, they may limit our ability, and the ability of our customers, to replace maturing liabilities and to access the capital markets to meet liquidity needs, which could have a material adverse effect on our financial condition and results of operations.

We face risks associated with disruption of manufacturing and distribution operations and failure to develop new manufacturing processes that could adversely affect our profitability or competitive position.

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events), enforcement action by the FDA or other regulatory body if we are found to be in non-compliance with current Good Manufacturing Practices (cGMP) or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In addition, materials such as silicone hydrogel require improvements to our manufacturing processes to make them cost effective. While we have improved our manufacturing capabilities for our silicone hydrogel products, our failure to continue to develop improvements to our manufacturing processes and reduce our cost of goods could significantly impact our ability to compete.

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

CVI distributes products out of Rochester, New York, the United Kingdom, Belgium and various smaller international distribution facilities. CSI’s products are primarily distributed out of its facility in Trumbull, Connecticut. Any prolonged disruption in the operations of our existing distribution facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations.

If our manufacturing operations fail to comply with applicable regulations, our manufacturing could be delayed or disrupted, and our product sales and profitability could suffer.

Our manufacturing operations and processes are required to comply with numerous federal, state and foreign regulatory requirements, including the FDA’s cGMP for medical devices, known as the QSR regulations, which govern the procedures related to the design, testing, production processes, controls, quality assurance, labeling, packaging, storage, importing, exporting and shipping of our products. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Failure to pass a cGMP, QSR or similar foreign inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays in addition to, among other things, significant fines, suspension of approvals, seizures, recalls or import holds of products, operating restrictions and criminal prosecutions. As a result, any failure to comply with applicable requirements could adversely affect our product sales and profitability.

We rely on independent suppliers for raw materials and we could experience inventory shortages if we were required to use an alternative supplier on short notice.

We rely on independent suppliers for key raw materials, consisting primarily of various chemicals and packaging materials. Raw materials used in our operations are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. We have purchased Asahikasei Aime Co. Ltd. to achieve greater control over certain of the raw materials used in our silicone hydrogel contact lenses. However, Asahikasei Finechem (Asahi) remains our sole supplier of the primary material used to make our silicone hydrogel contact lens products, Biofinity and Avaira. We may suffer a disruption in the supply of our silicone hydrogel contact lens products if Asahi fails to supply sufficient material on a timely basis or at all for any reason and/or we need to switch to an alternative supplier in accordance with our agreement with Asahi. A disruption in the supply of comfilcon A could disrupt production of our silicone hydrogel contact lens products thereby adversely impacting our ability to market and sell such products and our ability to compete in this important segment of the contact lens market.

If we fail to protect our intellectual property adequately, our business could suffer.

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

We have applied for patent protection in the United States and other foreign jurisdictions relating to certain existing and proposed processes and products. We cannot assure that any of our patent applications will be approved. Patent applications in the United States and other foreign jurisdictions are maintained in secrecy for a period of time, which may last until patents are issued, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or the first to file patent applications on such inventions. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. We also cannot assure that we will have adequate resources to enforce our patents.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements and assignment agreements, which generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, we cannot assure that these confidentiality agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. Certain patents protecting our Proclear line of products will expire in fiscal year 2011, which will allow competitors to market and sell products with similar attributes. Upon such expiration, we will lose some competitive advantage if we are unable to maintain the proprietary trade secret nature of our technologies.

We rely on trademarks to establish a market identity for our products. To maintain the value of our trademarks, we might have to file lawsuits against third parties to prevent them from using trademarks confusingly similar to or dilutive of our registered or unregistered trademarks. We also might not obtain registrations for our pending or future trademark applications, and might have to defend our registered trademark and pending applications from challenge by third parties. Enforcing or defending our registered and unregistered trademarks might result in significant litigation costs and damages, including the inability to continue using certain trademarks.

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

Our products or processes could be subject to claims of infringement of the intellectual property of others.

Our competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our existing and planned products. Claims that our products, business methods or processes infringe upon the proprietary rights of others often are not asserted until after commencement of commercial sales of products incorporating our technology.

Significant litigation regarding intellectual property rights exists in our industry. Third parties have made, and may make in the future, claims of infringement against us or our contract manufacturers in connection with their use of our technology. Any claims, even those without merit, could:

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

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

We have now and expect to continue to have a significant amount of indebtedness.

Our indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay our credit facility under certain circumstances.

Our credit facility and senior notes contain financial and other restrictive covenants that could limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, which could adversely affect our business, earnings and financial condition.

We are vulnerable to interest rate risk with respect to our debt.

We are subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to maintain our desired mix of fixed-rate and variable-rate debt, we currently use, and may continue to use, interest rate swap agreements and exchange fixed and variable-rate interest payment obligations over the life of the arrangements, without exchange of the underlying principal amounts. We may not be successful in structuring such swap agreements to manage our risks effectively, which could adversely affect our business, earnings and financial condition.

Exchange rate fluctuations and our foreign currency hedges could adversely affect our financial results.

As a result of our international operations, currency exchange rate fluctuations may affect our results of operations and financial position. Our most significant currency exposures are the pound sterling, euro, Japanese yen and Canadian dollar. We expect to generate an increasing portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. Although from time to time we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. These hedges may also serve to reduce any gain that we may have made based on favorable foreign currency fluctuations. In addition, to the extent we are unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on our financial condition and results of operations. Because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings and can make it more difficult for our shareholders to understand the relative strengths or weaknesses of the underlying business on a period-over-period comparative basis.

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

We operate globally and changes in tax laws could adversely affect our results. We have overseas manufacturing, administrative and sales offices and generate substantial revenues and profits in foreign jurisdictions. Recently, a number of countries, including the United States, have proposed changes to their tax laws, some of which affect taxation of earnings recognized in foreign jurisdictions. Such changes in tax laws or their interpretation, if adopted, could adversely affect our effective tax rates and our results. The recently enacted Health Care and Education Reconciliation Act of 2010 imposes a new excise tax on medical device companies starting with U.S. domestic sales made after December 31, 2012. While CVI is not affected, CSI will likely be affected by this new tax. We cannot at this time anticipate the magnitude of this new tax that would be imposed on us as there are significant uncertainties concerning key definitions and terms within the law.

We manage our businesses utilizing complex computer systems that are regularly maintained and upgraded, an interruption to these systems could disrupt our business or force us to expend excessive costs.

We utilize complex computer systems, including enterprise resource planning and warehouse management systems, to support our business units and we have a continuous improvement strategy in place that keep our systems and overarching technology stable and in line with business needs and growth. Regular upgrades of our computer hardware and software revisions are typical and expected. We employ controlled change management methodologies to plan, test and execute all such system upgrades and improvements, and we believe that we assign adequate staffing and other resources to projects to ensure successful implementation. However, we cannot assure that our systems will meet our future business needs or that upgrades will operate as designed. We cannot assure that there will not be associated excessive costs or disruptions in portions of our business in the course of our maintenance, support and/or upgrade of these systems.

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

Certain provisions of our Second Restated Certificate of Incorporation and Amended and Restated By-laws may inhibit changes in control of the Company not approved by our board of directors. These provisions include: (i) advance notice requirements for stockholder proposals and nominations and (ii) the authority of our board to issue without stockholder approval preferred stock with such terms as our board may determine. We also have the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. Our board of directors extended our preferred stock purchase rights plan, commonly known as a “poison pill,” pursuant to an amended rights agreement dated as of October 29, 2007 that expires on October 29, 2017. The rights agreement is intended to prevent abusive hostile takeover attempts by requiring a potential acquiror to negotiate the terms of an acquisition with our board of directors. However, it could have the effect of deterring or preventing an acquisition of our Company, even if a majority of our stockholders would be in favor of such acquisition, and could also have the effect of making it more difficult for a person or group to gain control of the Company or to change existing management.

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

Our medical devices require clearance or approval by the FDA before they can be commercially distributed in the United States and may require similar approvals by foreign regulatory agencies before distribution in foreign jurisdictions. Medical devices may only be marketed for the indications for which they are approved or cleared. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA, can be costly and time consuming. There can be no assurance that such clearances and approvals will be granted on a timely basis, if at all, or that significant delays in the introduction of any new products or product enhancements will not occur, which could adversely affect our competitive position and results of operations. In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay premarket approval or clearance of our products or could impact our ability to market our currently approved or cleared products.

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

After a device is placed on the market, numerous regulatory requirements apply, including the FDA’s QSR regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and medical device reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of manufacturing or labeling errors or design defects. Any voluntary or government mandated recall may divert management attention and financial resources and harm our reputation with customers. Any recall involving one of our products could also harm the reputation of the product and the Company and would be particularly harmful to our business and financial results.

Changes in legislation and government regulation of the healthcare industry as well as third-party payors’ efforts to control the costs of healthcare could materially adversely affect our business.

In recent years, an increasing number of healthcare reform proposals have been formulated by the legislative and executive branches of the federal and state governments. In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, which we refer to collectively as the Health Care Reform Law. The Health Care Reform Law makes extensive changes to the delivery of health care in the United States. Among the provisions of the Health Care Reform Law of greatest importance to the medical device industry are the following:

•	A deductible 2.3 percent excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective 2013;

•	A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	New reporting and disclosure requirements on medical device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013;

•

Payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models, beginning on or before January 1, 2013;

•

Creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to reduce Medicare spending and those recommendations could have the effect of law even if Congress doesn’t act on the recommendations; and

•

Establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, beginning by January 1, 2011.

These measures could result in decreased net revenues from our medical device products and decrease potential returns from our development efforts. Many of the details regarding the implementation of the Health Care Reform Law are yet to be determined, and at this time, it remains unclear the full effect that the Health Care Reform Law would have on our business.

Also, any adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches. In addition, we may experience pricing pressures in connection with the sale of our products due to additional legislative proposals or healthcare reform initiatives, including those initiatives affecting coverage and reimbursement for our products. Future legislation and regulations may adversely affect the growth of the market for our products or demand for our products. We cannot predict the effect such reforms or the prospect of their enactment may have on our business.

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

Other federal legislation affects the manner in which we use and disclose health information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. The United States Department of Health and Human Services (HHS) has released several rules mandating the use of specified standards with respect to certain healthcare transactions and health information. The electronic transactions rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits. The privacy rule imposes standards governing the use and disclosure of individually identifiable health information. The security rule released by HHS establishes minimum standards for the security of electronic health information, and requires the adoption of administrative, physical and technical safeguards.

Additionally, the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009 was signed into law as part of the America’s Recovery and Reinvestment Act in February 2009. Previously, HIPAA directly regulated only certain covered entities, such as health care providers and health plans. Under the HITECH Act, certain of HIPAA’s privacy and security standards are now also directly applicable to covered entities’ business associates. As a result, business associates are now subject to civil and criminal penalties for failure to comply with applicable privacy and security rule requirements. Moreover, the HITECH Act set forth new notification requirements for health data security breaches, increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal actions.

While we do not believe that we are a covered entity or a business associate under HIPAA, many of our customers may be covered entities or business associates subject to HIPAA. Some customers as an expectation of transacting business with us may require us to enter into business associate agreements, which would obligate us to safeguard and restrict the manner in which we use certain protected health information (as defined by HIPAA) we obtain in the course of our commercial relationship with them, triggering potential liability on us for failure to meet our contractual obligations. Alternatively, some customers may limit the scope of our commercial relationship with them with regard to our access to certain protected health information. Pursuant to the HITECH Act, if the government determines that we are a business associate, we could be additionally subject to direct governmental enforcement for failure to comply with certain privacy and security requirements. The costs of complying with these contractual obligations and new legal and regulatory requirements, and the potential liability associated with failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Federal and state laws pertaining to healthcare fraud and abuse could materially adversely affect our business, financial condition and results of operations.

We may be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, physician self-referral laws and false claims laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial condition and results of operations. While we believe that our operations are in material compliance with such laws, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Indeed, recent changes in state laws and model codes of ethics have already required us to alter certain of our compliance efforts. For example, in April of 2009, Massachusetts issued regulations governing the conduct of pharmaceutical and medical device manufacturers with respect to healthcare practitioners. This regulation became effective on July 1, 2009 and sets forth what medical device manufacturers may and may not permissibly do with respect to providing meals, sponsoring continuing medical education and otherwise providing payments or items of economic benefit to healthcare practitioners located within the state. Additionally, the regulation requires medical device manufacturers to have in place robust fraud and abuse compliance programs. Other states (e.g., California, Vermont and Nevada) have adopted similar laws. The Advanced Medical Technology Association (AdvaMed), a trade association representing the interests of medical device manufacturers, has also recently released a revised code of ethics outlining permissible interactions with health care professionals. This code became effective July 1, 2009. These laws, regulations and guidance documents act to limit our marketing practices, require the dedication of resources to ensure compliance, and expose us to additional liabilities.

In addition, the recent Health Care Reform Law, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Health Care Reform Law also provides that the government may assert that a claim including items or services resulting from a violation of these statutes constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a summary of Cooper’s principal facilities as of October 31, 2010. Cooper generally leases its office and operations facilities but owns several manufacturing and research and development facilities, including 205,850 square feet in Hamble, United Kingdom, 49,500 square feet in Scottsville, New York, and 33,630 square feet in Stafford, Texas. Our lease agreements expire at various dates through the year 2030. The Company believes its properties are suitable and adequate for its businesses.

Location	Approximate Square Feet	Operations
AMERICAS

United States
California	89,192	Executive offices; CVI research & development and CVI administrative offices; CSI manufacturing and distribution
New York	390,277	CVI manufacturing, marketing, distribution and administrative offices
Connecticut	210,837	CSI manufacturing, marketing, distribution, research & development and administrative offices
Texas	33,630	CSI Manufacturing

Puerto Rico
Juana Diaz	311,374	CVI manufacturing and distribution

Canada
Ontario	10,962	CVI marketing

Brazil
Sao Paulo	6,632	CVI marketing and distribution

EUROPE

United Kingdom
Hampshire	460,027	CVI manufacturing, marketing, distribution, research & development and administrative offices

Belgium
Liege	70,200	CVI distribution

Germany
Berlin	12,916	CSI manufacturing and distribution
Frankfurt	9,964	CVI marketing and distribution

Italy
Milan	29,150	CVI marketing and distribution

France
Nice	12,184	CVI marketing and distribution

Spain
Madrid	36,618	CVI marketing and distribution

ASIA PACIFIC

Japan
Tokyo	51,292	CVI marketing, distribution and administrative offices

Australia
Adelaide	36,351	CVI manufacturing, distribution and administrative offices
Other Pacific Rim	30,201	CVI marketing and distribution

Item 3. Legal Proceedings.

In re Cooper Companies, Inc. Securities Litigation

A consolidated securities class action lawsuit titled In re Cooper Companies, Inc. Securities Litigation is pending in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board and a director, Robert S. Weiss, its Chief Executive Officer and a director, and Gregory A. Fryling, CooperVision’s former President and Chief Operating Officer.

On May 4, 2010, the Company announced that it has reached an agreement in principle to settle the consolidated class action lawsuit for $27.0 million. The Court granted preliminary approval of the proposed settlement on August 16, 2010, and final approval on December 13, 2010. The Company has exhausted its insurance coverage in defense of this litigation, and if the settlement were to be overturned as a result of an appeal, general and administrative expenses will increase.

In re Cooper Companies, Inc. Derivative Litigation

The Company is a nominal defendant in shareholder derivative litigation against several current and former officers and directors of the Company. Four actions filed in the United States District Court for the Central District of California have been consolidated under the heading In re Cooper Companies, Inc. Derivative Litigation, Case No. 8:06-CV-00300-CJC-RNB, and three actions filed in the Superior Court for the State of California for the County of Alameda have been consolidated under the heading In re Cooper Companies, Inc. Shareholder Derivative Litigation, Case No. RG06260748. On November 29, 2006, the Superior Court for the County of Alameda entered an order staying the consolidated action pending the resolution of the federal derivative action. On December 6, 2010, the Company reached an agreement in principle to settle the consolidated derivative actions, which is subject to court approval. If the settlement is approved by the Court, the Company will implement and/or maintain certain corporate governance measures and pay attorneys fees of counsel to the plaintiffs approved by the Court in an amount not to exceed $750 thousand. The Court is expected to consider a motion for preliminary approval of the proposed settlement in fiscal 2011, at which time it is expected to set a hearing date for final approval of the proposed settlement.

Both the state and federal derivative actions are derivative in nature and do not seek damages from the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal 2010, the Company did not submit any matters to a vote of the Company’s security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2010 and 2009:

Quarterly Common Stock Price Range Years Ended October 31,	2010		2009
	High	Low	High	Low
Fiscal Quarter Ended
January 31	$38.99	$28.12	$21.00	$10.17
April 30	$41.55	$34.85	$30.52	$17.58
July 31	$41.83	$34.28	$31.40	$23.84
October 31	$51.32	$39.00	$31.43	$23.55

At November 30, 2010, there were 808 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of about $2.7 million in 2010 and $2.7 million in 2009. Dividends are paid when, as and if declared at the discretion of our board of directors from funds legally available for that purpose. Our board of directors periodically reviews our dividend policy and considers the Company’s earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Performance Graph

The following graph compares the cumulative total return on the Company’s common stock with the cumulative total return of the Standard & Poor’s Smallcap 600 Stock Index (which includes the Company) and the Standard & Poor’s Health Care Equipment Index for the five-year period ended October 31, 2010. The graph assumes that the value of the investment in the Company and in each index was $100 on October 31, 2005, and assumes that all dividends were reinvested.

*	$100 invested on 10/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending October 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	10/05	10/06	10/07	10/08	10/09	10/10
The Cooper Companies, Inc.	$100.00	$83.82	$61.16	$24.04	$40.96	$72.27
S&P Smallcap 600	$100.00	$116.10	$129.51	$87.49	$92.35	$116.62
S&P Health Care Equipment	$100.00	$101.96	$112.42	$96.97	$92.63	$96.34

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	5,843,436	$44.27	1,405,560
Equity compensation plans not approved by shareholders	—	—	—

Total	5,843,436	$44.27	1,405,560

(1)

The amount of total securities to be issued under Company equity plans shown in Column A includes 329,258 Restricted Stock Units granted pursuant to the Company’s equity plans. These awards allow for the distribution of shares to the grant recipient upon the completion of time-based holding periods and do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B. Amounts in Column A do not reflect performance share awards without a final payout.

(2)

Includes information with respect to the Amended and Restated 2007 Long-Term Incentive Plan for Employees of the Cooper Companies, Inc. (“2007 Plan”), which was approved by stockholders on March 18, 2009, and provides for the issuance of up to 3,700,000 shares of Common Stock, and the Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of the Cooper Companies, Inc. (the “Directors’ Plan”), which was approved by stockholders on March 18, 2009 and provides for the issuance of up to 650,000 shares of Common Stock.

As of October 31, 2010, up to 1,289,194 shares of Common Stock may be issued pursuant to the 2007 Plan and 116,366 shares of Common Stock may be issued pursuant to the 2006 Directors’ Plan. Also includes information with respect to the 1998 Long-Term Incentive Plan (“1998 Plan”), the 1996 Long Term Incentive Plan for Non-Employee Directors and the Second Amended and Restated 2001 Long Term Incentive Plan (“2001 Plan”) of the Cooper Companies, Inc., which were originally approved by stockholders on March 21, 1996 and March 28, 2001. The 1998 Plan, 1996 Director Plan and 2001 Plan have all expired by their terms, but up to 3,196,058 shares of Common Stock may be issued pursuant to awards that remain outstanding under these plans.

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In thousands, except per share amounts)	2010	2009	2008(1) (As Adjusted)	2007(1) (As Adjusted)	2006(1) (As Adjusted)

Consolidated Operations
Net sales	$1,158,517	$1,080,421	$1,047,375	$945,240	$858,960

Gross profit	$676,723	$596,494	$610,030	$519,531	$525,977

Income (loss) before income taxes	$124,426	$114,828	$73,962	$(2,543)	$70,298
Provision for income taxes	11,623	14,280	10,006	10,826	5,891

Net income (loss)	112,803	100,548	63,956	(13,369)	64,407
Add interest charge applicable to convertible debt, net of tax	—	—	—	—	3,917

Income (loss) for calculating diluted earnings per share	$112,803	$100,548	$63,956	$(13,369)	$68,324

Diluted earnings (loss) per share	$2.43	$2.21	$1.42	$(0.30)	$1.44

Diluted shares excluding shares applicable to convertible debt	46,505	45,478	45,117	44,707	44,979
Shares applicable to convertible debt	—	—	—	—	2,590

Average number of shares used to compute diluted earnings per share	46,505	45,478	45,117	44,707	47,569

Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06

Consolidated Financial Position
Current assets	$491,340	$503,878	$526,032	$519,767	$460,165
Property, plant and equipment, net	593,887	602,568	602,654	604,530	496,357
Goodwill	1,261,976	1,257,029	1,251,699	1,289,584	1,241,807
Other intangible assets, net	114,177	114,700	130,587	145,833	147,160
Other assets	63,638	73,732	76,644	38,700	37,294

	$2,525,018	$2,551,907	$2,587,616	$2,598,414	$2,382,783

Short-term debt	$19,159	$9,844	$43,013	$46,514	$61,366
Other current liabilities	180,361	165,570	212,394	240,691	216,302
Long-term debt	591,977	771,630	861,781	830,116	681,286
Other liabilities	66,745	64,521	53,352	20,086	16,901

Total liabilities	858,242	1,011,565	1,170,540	1,137,407	975,855
Stockholders’ equity	1,666,776	1,540,342	1,417,076	1,461,007	1,406,928

	$2,525,018	$2,551,907	$2,587,616	$2,598,414	$2,382,783

(1)	Adjusted as a result of the retrospective adoption of FSP APB 14-1.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

We discuss below the results of our operations for fiscal 2010 compared with fiscal 2009 and the results of our operations for fiscal 2009 compared with fiscal 2008. Certain prior period amounts have been reclassified to conform to the current period’s presentation. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, recent events affecting the economy as a whole, including the uncertainty and instability of global markets driven by employment, housing and credit concerns continue to represent a risk to our forecasted performance for fiscal year 2011and beyond.

We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using phosphorylcholine (PC) Technology™ and silicone hydrogel Aquaform® technology. We believe that there will be lower contact lens wearer dropout rates as technology improves thereby enhancing the wearing experience through a combination of improved designs and materials. CooperVision is focused on greater worldwide market penetration as we roll out new products and continue to expand our presence in existing and emerging markets as well as the growth of preferred modalities such as single-use and monthly wearing options.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. In the past three years, CooperVision launched monthly silicone hydrogel sphere, toric and multifocal lens products under our Biofinity® brand and two-week silicone hydrogel sphere and toric lens products under our Avaira® brand. While we believe that we have high quality silicone hydrogel contact lens products, our future growth may be limited by our late entry into the silicone hydrogel segment of the market. For example, competitive silicone hydrogel single-use and multifocal lens products are making substantial gains in market share and represent a risk to our business. We have limited manufacturing capacity for our silicone hydrogel multifocal product and have not yet marketed a silicone hydrogel single-use product. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.

We are also in the process of developing a number of new contact lens products to enhance CooperVision’s worldwide product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology™ materials and new lens designs, including multifocal and single-use silicone hydrogel lenses.

The medical device segment of the women’s healthcare market is highly fragmented. CooperSurgical competes based on brand awareness and market focused product offerings, with a strategy that includes identifying and acquiring selected companies and product lines that improve its existing market

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

position or serve new clinical areas. During fiscal 2010, CooperSurgical purchased the Her Option® endometrial ablation product line from American Medical Systems Holdings, Inc. Her Option is an FDA approved treatment for women suffering from excessive menstrual bleeding who wish to avoid a hysterectomy. The therapy was designed for in-office use, requires minimal anesthesia and has high patient satisfaction. CooperSurgical also acquired a smoke evacuation system for use during laparoscopic procedures performed in an operating room environment. This system is marketed directly to hospitals. We intend to continue to invest in CooperSurgical’s business through acquisitions of companies and product lines.

We believe that our cash and cash equivalents, cash flow from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends, settlement obligations and acquisitions. In connection with the normal management of our financial liabilities, we intend to renegotiate our syndicated Senior Unsecured Revolving Line of Credit that matures on January 31, 2012, and may retire or purchase our Senior Notes through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

2010 Compared with 2009

Highlights: 2010 vs. 2009

•	Net sales up 7% to $1.2 billion from $1.08 billion in fiscal year 2009.

•	Gross margin 58% of net sales up from 55%.

•	Operating income up 27% to $189.9 million from $149.9 million.

•	Interest expense down 17% to $36.7 million from $44.1 million.

•	Diluted earnings per share up 10% to $2.43 from $2.21.

•	Operating cash flow $267.7 million up 20% from $223.1 million.

Selected Statistical Information – Percentage of Net Sales and Growth

Years Ended October 31,	2010	% Change	2009	% Change		2008
Net sales	100%	7%	100%	3%		100%
Cost of sales	42%	—	45%	11%		42%

Gross profit	58%	13%	55%	(2%	)	58%
Selling, general and administrative expense	37%	11%	36%	(9%	)	41%
Research and development expense	3%	6%	3%	(6%	)	3%
Amortization of intangibles	2%	1%	2%	6%		2%

Operating income	16%	27%	14%	18%		12%

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

•	CooperSurgical (CSI) develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew by $78.1 million in 2010 and $33.1 million in 2009.

Net Sales Growth

($ in millions)	2010 vs. 2009		2009 vs. 2008
Business unit
CVI	$61.0	7%	$30.5	3%
CSI	$17.1	10%	$2.6	2%

CVI Net Sales

The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

•

Toric and multifocal lenses including lenses that, in addition to correcting near- and farsightedness, address more complex visual defects such as astigmatism and presbyopia by adding optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

In order to achieve comfortable and healthy contact lens wear, products are sold with recommended replacement schedules, otherwise defined as modalities, with the primary modalities being single-use, two-week and monthly. CVI offers spherical, aspherical, toric, multifocal and toric multifocal lens products in all primary modalities.

The market for conventional lenses that are replaced annually has shifted to disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months. Significantly, the market for commodity spherical lenses has shifted to value-added spherical lenses to alleviate dry eye symptoms as well as lenses with aspherical optical properties or higher oxygen permeable lenses such as silicone hydrogels.

CVI’s Proclear® brand aspheric, toric and multifocal contact lenses, manufactured using proprietary phosphorylcholine (PC) Technology, help enhance tissue/device compatibility and offer improved lens comfort.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CVI markets silicone hydrogel spherical, toric and multifocal lens products under our Biofinity and Avaira brands that are manufactured using proprietary Aquaform® technology to increase oxygen transmissibility for longer wear. We believe that it is important to develop a full range of multifocal and single-use silicone hydrogel products due to increased pressure from silicone hydrogel products offered by our major competitors.

In fiscal 2010, CVI introduced the following products:

•	Avaira Toric

•	Biofinity Multifocal

Net sales growth includes increases in single-use spheres up 12% and total spheres up 9%. Total toric lenses grew 13%, including 24% growth of single-use toric lenses, and multifocal lenses grew 1%. Silicone hydrogel spherical and toric lenses grew 108% worldwide. Proclear products increased 9% driven by growth of single-use lenses. Older conventional lens products and cosmetic lenses declined 14% and 12%, respectively.

CVI competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

CVI Net Sales by Region

($ in millions)	2010	2009	Growth
Americas	$432.8	$392.8	10%
EMEA	351.8	345.1	2%
Asia Pacific	185.9	171.6	8%

	$970.5	$909.5	7%

CVI’s worldwide net sales grew 7% in the period-to-period comparison. Americas net sales grew 10%, primarily due to market gains of CVI’s silicone hydrogel spherical and toric lenses, up 104% in the period, and single-use lenses, up 35%. In our fiscal first quarter of 2010, we recorded $10.1 million of reductions to Americas net sales due to out-of-period adjustments to increase accruals for rebates that were under-accrued in fiscal 2009. EMEA net sales grew 2% in the period driven by increases in sales of silicone hydrogel lenses, up 115% and Proclear 1 Day lenses, up 28%. Net sales to the Asia Pacific region grew 8%, primarily due to sales growth of single-use spherical and toric products, up 9% and silicone hydrogel lenses, up 98%.

CVI’s net sales growth is driven primarily through increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses. While unit growth and product mix have influenced CVI’s sales growth, average realized prices by product have not materially influenced sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CSI Net Sales

CSI’s net sales increased 10% in the period-to-period comparison to $188.0 million with organic net sales growth of 6%. Sales of products used in surgical procedures grew 18% and now represent 33% of CSI’s sales compared to 31% in the prior year. Women’s healthcare products used primarily by obstetricians and gynecologists generate 97% of CSI’s sales. The balance consists of sales of medical devices outside of women’s healthcare which CSI does not actively market. Unit growth and product mix along with increased average realized prices on disposable products have influenced organic sales growth.

2009 Compared with 2008

Highlights: 2009 vs. 2008

•	Net sales up 3% to $1.08 billion from $1.05 billion in fiscal year 2008.

•	Gross margin 55% of net sales down from 58%.

•	Operating income up 18% to $149.9 million from $127.0 million.

•	Interest expense down to $44.1 million from $53.0 million in 2008.

•	Diluted earnings per share up 56% to $2.21 from $1.42.

•	Operating cash flow $223.1 million up 131% from $96.5 million.

Selected Statistical Information – Percentage of Net Sales and Growth

Years Ended October 31,	2009	% Change		2008	% Change		2007
Net sales	100%	3%		100%	11%		100%
Cost of sales	45%	11%		42%	3%		45%

Gross profit	55%	(2%	)	58%	17%		55%
Selling, general and administrative expense	36%	(9%	)	41%	5%		43%
Research and development expense	3%	(6%	)	3%	(11%	)	4%
Amortization of intangibles	2%	6%		2%	4%		3%

Operating income	14%	18%		12%	177%		5%

Net Sales

Our consolidated net sales grew by 3% in 2009 and 11% in 2008. CVI achieved 3% net sales growth primarily on growth of disposable lenses, including single-use lenses, and the sale of our silicone hydrogel lenses, Biofinity and Avaira. CSI achieved 2% net sales growth in 2009.

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

CVI’s worldwide net sales grew 3%. Americas sales grew 1%, primarily due to market gains of CVI’s silicone hydrogel spherical and toric lenses, Biofinity and Avaira, PC Technology lenses and single-use lenses. EMEA sales grew 2%, driven by increases in sales of Biofinity spherical and toric lenses and PC Technology lenses, including Proclear 1 Day lenses. Sales to the Asia Pacific region grew 12%, primarily due to sales growth of single-use spherical and toric products and Biofinity lenses.

Net sales growth includes increases in single-use spheres up 15%, at $185.5 million, all disposable spheres up 4% and total spheres up 3%. Silicone hydrogel spherical and toric lenses grew 92%. Single-use torics grew 71%, but total torics declined 9% primarily due to a continuing trend in the market toward silicone hydrogel toric lenses. Disposable multifocal lens sales grew 15% to $69.9 million. Older conventional lens products declined 20%, and cosmetic lenses declined 11%. Proclear products increased 6%, including Proclear 1 Day spheres up 59% and Proclear multifocal lenses up 21%.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

2010 Compared to 2009 and 2009 Compared to 2008

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2010	2009	2008
CVI	57%	54%	58%
CSI	64%	60%	59%
Consolidated	58%	55%	58%

The increase in CVI’s gross margin is largely attributable to improvements in manufacturing efficiencies and product mix, primarily the shift to higher margin silicone hydrogel products. CVI’s gross margin in fiscal 2009 included costs associated with fixed asset write offs; such costs were not significant in fiscal 2010. The gross margin increase was partially offset by costs associated with the 2009 CooperVision Manufacturing restructuring plan, recorded as cost of sales, of $16.0 million for fiscal 2010 compared to $5.0 million for fiscal 2009. As discussed below, these costs are primarily severance charges and accelerated depreciation, and we expect to incur similar costs related to this manufacturing restructuring plan through the fiscal first quarter of 2011. Gross margin for fiscal 2010 reflects the increase in accruals for rebates discussed above.

The increase in CSI’s gross margin for fiscal 2010 is largely attributable to efficiency improvements, changing product mix and to the recognition in the current year of a one-time $1.5 million settlement resolving a vendor dispute. CSI’s gross margin for the period also reflects higher margins on products used in surgical procedures, that now represent 33% of net sales in the current period compared to 31% in fiscal 2009.

Selling, General and Administrative Expense (SGA)

($ in millions)	2010	% Net Sales	2009	% Net Sales	2008
CVI	$343.0	35%	$309.9	34%	$342.5
CSI	61.6	33%	53.7	31%	57.7
Headquarters	28.5	—	28.0	—	29.1

	$433.1	37%	$391.6	36%	$429.3

Consolidated SGA increased 11% in fiscal 2010 and decreased by 9% in 2009. The decrease in fiscal 2009 was primarily due to recessionary cost control measures partially offset by costs supporting increased sales levels and contact lenses used in marketing programs.

The increase in CVI’s SGA in fiscal 2010 of 11% in absolute dollars and as a percentage of net sales is primarily due to our increased investment in sales and marketing to reach new customers and to promote our silicone hydrogel products as well as investments in infrastructure such as information technology. CVI’s SGA in fiscal 2009 included increased efficiencies as a result of the rationalization of distribution centers completed in fiscal 2008, decreased marketing expenses from the prior year that included several new product launches and the Critical Activity restructuring plan discussed below.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

The 15% increase in CSI’s SGA in fiscal 2010 is primarily due to increased selling and marketing costs to support higher sales and anticipated further growth along with legal expenses related to business acquisitions during the period. CSI’s decrease in SGA in fiscal 2009 was primarily due to efficiencies from an acquisition including reduced marketing, distribution and other general and administrative costs and decreased legal and share-based compensation expenses.

Corporate headquarters’ SGA increased 2% in fiscal 2010 primarily due to increased legal costs offset by reduced headcount, lower share-based compensation expense and audit costs. The decrease in fiscal 2009 was primarily due to the $1.9 million reduction of accrued legal costs related to our acquisition of Ocular Sciences, Inc. based on a settlement agreement reached in fiscal 2009.

Research and Development Expense

($ in millions)	2010	% Net Sales	2009	% Net Sales	2008
CVI	$29.9	3%	$28.9	3%	$30.7
CSI	5.4	3%	4.4	3%	4.8

	$35.3	3%	$33.3	3%	$35.5

CVI research and development expense increased 3% in fiscal 2010 primarily due to investments in new technologies and clinical trials. In fiscal 2009, CVI recorded a $3.0 million in-process research and development charge related to the acquisition of certain distribution rights. Excluding the charge, CVI’s research and development expenditures grew 16% during fiscal 2010, as compared to the prior year period. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

CSI research and development expense increased 23%, primarily due to investments in new products. CSI research and development activities include the upgrade and redesign of many CSI incontinence, assisted reproductive technology and uterine manipulation products and other gynecological and obstetrical product development activities.

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

CVI completed restructuring activities in Adelaide, Australia, in our fiscal third quarter of 2010 and ceased operations in Norfolk at the end of fiscal 2010. CVI expects to complete restructuring activities in Norfolk in our fiscal first quarter of 2011.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

We estimate that the total restructuring costs under this plan will be approximately $24.3 million, with about $17.3 million associated with assets, including accelerated depreciation and facility lease and contract termination costs, and about $7 million associated with employee benefit costs, including anticipated severance payments, termination benefit costs, retention bonus payouts and other similar costs. These costs will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income.

In the year ended October 31, 2010, $16.1 million, including $3.3 million of employee benefits costs and $12.8 million of costs associated with assets, primarily non-cash, are reported as $16.0 million in cost of sales and $0.1 million in restructuring costs. In the year ended October 31, 2009, $5.1 million including $3.6 million of employee benefit costs and $1.5 million of non-cash costs associated with assets are reported as $5.0 million in cost of sales and $0.1 million in restructuring costs.

Critical Activity Restructuring Plan

In fiscal 2009, CooperVision substantially completed a global restructuring plan to focus the organization on our most critical activities, refine our work processes and align costs with prevailing market conditions (Critical Activity restructuring plan). This restructuring plan involved the assessment of all locations’ activities, exclusive of direct manufacturing, and changes to streamline work processes. As a result of the Critical Activity restructuring plan, a number of positions were eliminated across certain business functions and geographic regions. The total restructuring costs under this plan were $4.6 million, primarily severance and benefit costs, and were reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the fiscal year ended October 31, 2010, we reported $0.3 million in restructuring costs and in fiscal 2009, we reported $0.5 million in cost of sales and $3.8 million in restructuring costs.

The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

Amortization of Intangibles

Amortization of intangibles was $18.1 million in 2010, $17.9 million in 2009 and $16.8 million in 2008. Amortization expense in fiscal 2009 includes a $1.5 million charge for a CSI license that no longer had value.

Operating Income

Operating income grew $62.9 million, or 50%, between 2008 and 2010, increasing 27% or $40.0 million in 2010 and 18% or $22.9 million in 2009.

($ in millions)	2010	% Net Sales	2009	% Net Sales	2008
CVI	$171.3	18%	$138.3	15%	$123.4
CSI	47.1	25%	39.6	23%	32.7
Headquarters	(28.5)	—	(28.0)	—	(29.1)

	$189.9	16%	$149.9	14%	$127.0

Percent growth	27%		18%		177%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

The increase in operating income in the fiscal 2010 period both in absolute dollars and as a percentage of net sales was primarily due to increased gross margin dollars up 13%, partially offset by increased operating expenses up 9%.

Interest Expense

Interest expense decreased 17% to $36.7 million in 2010 and decreased 17% to $44.1 million in 2009, following an increase of 16% to $53.0 million in 2008. The fiscal 2010 and 2009 decreases primarily reflect decreases in our long-term borrowings used for capital expenditures and lower interest rates. The fiscal 2008 increase included the write-off of $3.0 million of unamortized costs related to the repurchase of our 2.625% Convertible Senior Debentures, and excluding such costs, interest expense increased 9% in 2008. We had $591.8 million in loans on our credit facility on October 31, 2010, compared to $764.0 million outstanding on October 31, 2009.

Settlements

The Company and several of its directors and officers were named in a consolidated securities class action lawsuit, the nature and status of which is described in Note 12. Commitments and Contingencies. The Company announced on May 4, 2010, that it has reached an agreement in principle and recorded a charge in our fiscal second quarter 2010 to settle the consolidated class action lawsuit for $27.0 million, which we funded into escrow in our fiscal fourth quarter of 2010. The Court granted preliminary approval of the proposed settlement on August 16, 2010, and final approval on December 13, 2010. The Company has exhausted its insurance coverage in defense of this litigation, and if the settlement were to be overturned as a result of an appeal, general and administrative expenses will increase.

The Company is also a nominal defendant in shareholder derivative litigation against several current and former officers and directors of the Company. As described in Note 12. Commitments and Contingencies, an agreement in principle to settle has been reached, which is subject to court approval. This agreement would have the Company pay attorney’s fees of counsel to the plaintiff’s in an amount not to exceed $750 thousand but no other amounts. The Company recorded a charge for the settlement amount in our fiscal fourth quarter of 2010.

Other (Loss) Income, Net

Years Ended October 31, (In millions)	2010	2009	2008
Interest income	$—	$0.4	$0.3
Gain on extinguishment of debt	—	1.8	—
Foreign exchange (loss) gain	(1.2)	7.0	0.4
Other income (expense)	0.1	(0.1)	(0.7)

	$(1.1)	$9.1	$—

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

The fiscal 2009 foreign exchange net gain is primarily due to the U.S. dollar strengthening against other currencies and an initiative we completed in the quarter related to intercompany transactions.

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

Provision for Income Taxes

We recorded tax expense of $11.6 million for fiscal year 2010 compared to $14.3 million for fiscal year 2009 based on effective tax rates of 9.3% and 12.4% for 2010 and 2009, respectively. The decrease in the effective tax rate is driven by changes in our geographic mix of income as well as litigation settlement charges incurred in the United States during the period.

Share-Based Compensation Plans

The Company grants various share-based compensation awards, including stock options, performance shares, restricted stock and restricted stock units. The share-based compensation and related income tax benefit recognized in the consolidated financial statements in fiscal 2010 was $10.2 million and $3.2 million, respectively, compared to $13.0 million and $4.2 million, respectively, in fiscal year 2009. As of October 31, 2010, there was $15.1 million of total unrecognized share-based compensation cost: $5.4 million for stock options; $6.9 million for restricted stock units; and $2.8 million for performance shares. The unrecognized compensation is expected to be recognized over weighted average remaining vesting periods of 2.8 years for nonvested stock options, 2.3 years for restricted stock units and 1.8 years for performance shares. Cash received from options exercised under all share-based compensation arrangements for fiscal 2010, 2009 and 2008 was $11.1 million, $1.1 million and $6.3 million, respectively.

The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. The use of different assumptions could lead to a different estimate of fair value. The expected life of the stock option is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. If our assumption for the expected life increased by one year, the fair value of an individual option granted in fiscal 2010 would have increased by approximately $1. To determine the stock price volatility, management considers implied volatility from publicly-traded options on the Company’s stock at the date of grant, historical volatility and other factors. If our assumption for stock price volatility increased by one percentage point, the fair value of an individual option granted in fiscal 2010 would have increased by less than $1.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

The Company estimates stock option forfeitures based on historical data for each employee grouping, and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed. These adjustments totaled $1.2 million, $2.9 million and $3.2 million in fiscal years 2010, 2009 and 2008, respectively.

The Company grants performance units that provide for the issuance of common stock to certain executive officers if the Company achieves specified long-term performance goals, and vest after three years. The Company estimates the fair value of each award on the date of grant based on the current market price of our stock. The total amount of compensation expense recognized reflects our initial assumptions of the achievement of the performance goals and the estimated forfeiture rates. The Company reviews our assessment of the probability of the achievement of the performance goals each fiscal quarter. If achievement of the goals are not met or it is determined that achievement of the goals is not probable, previously recognized compensation expense is adjusted prospectively to reflect the expected achievement. If we determine that achievement of the goals will exceed the original assessment, additional compensation expense is recognized prospectively.

CAPITAL RESOURCES AND LIQUIDITY

2010 Highlights

•	Operating cash flow $267.7 million, compared to $223.1 million in fiscal 2009.

•	Expenditures for purchases of property, plant and equipment $73.8 million, compared to $93.9 million in 2009.

•	Total debt decreased to $611.1 million from $781.5 million in 2009.

•	Cash payments for acquisitions totaled $32.8 million vs. $4.7 million in 2009.

Comparative Statistics

Years Ended October 31, ($ in millions)	2010	2009
Cash and cash equivalents	$3.6	$3.9
Total assets	$2,525.0	$2,551.9
Working capital	$291.8	$328.5
Total debt	$611.1	$781.5
Stockholders’ equity	$1,666.8	$1,540.3
Ratio of debt to equity	0.37:1	0.51:1
Debt as a percentage of total capitalization	27%	34%

Working Capital

The decrease in working capital in fiscal 2010 was primarily due to decreases in inventories and prepaid expenses and other current assets along with increases in accounts payable and short-term debt. The decrease in working capital was partially offset by an increase in accounts receivable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Operating Cash Flows

Cash flow provided by operating activities continued as Cooper’s major source of liquidity, totaling $267.7 million in fiscal 2010 and $223.1 million in 2009. Operating cash flow increased primarily due to higher net income and the reduction of inventory arising from higher sales volumes.

At the end of fiscal 2010, Cooper’s inventory months on hand (MOH) were 5.4 compared to 6.3 at fiscal year-end 2009. Our days sales outstanding (DSO) increased to 57 days at October 31, 2010, from 55 days at October 31, 2009. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flows

The cash outflow of $106.6 million from investing activities in fiscal 2010 was for capital expenditures of $73.8 million primarily to improve manufacturing capacity and payments of $32.8 million related to acquisitions.

Financing Cash Flows

The cash outflow of $161.6 million from financing activities in fiscal 2010 was driven by the $182.5 million net repayments of long-term debt, including the capital lease, along with dividends on our common stock of $2.7 million. The outflow was partially offset by proceeds from short-term debt of $12.1 million and $11.5 million from the exercise of stock options and related tax benefit.

Risk Management

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit varies with the London Interbank Offered Rate. Our significant increase in debt following the acquisition of Ocular has significantly increased the risk associated with changes in interest rates. We have decreased this interest rate risk by hedging a portion of variable rate debt effectively converting that portion to fixed rate debt for varying periods through May 2011. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 7 to the consolidated financial statements.

On January 31, 2007, Cooper entered into a $650 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) and $350 million aggregate principal amount of 7.125% senior notes due 2015 of which $339 million are outstanding (see Note 6 to the consolidated financial statements). KeyBank led the Revolver refinancing, and the Revolver matures on January 31, 2012.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

In connection with the normal management of our financial liabilities, we intend to renegotiate the Revolver, and we may retire or purchase our Senior Notes through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2010, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	Total	2011	2012 & 2013	2014 & 2015	2016 & Beyond
Contractual obligations:
Long-term debt	$592.0	$—	$252.8	$339.0	$0.2
Interest payments	110.1	28.7	49.2	32.2	—
Operating leases	170.6	28.6	45.3	25.3	71.4

Total contractual obligations	872.7	57.3	347.3	396.5	71.6
Commercial commitments:
Stand-by letters of credit	0.1	0.1	—	—	—

Total	$872.8	$57.4	$347.3	$396.5	$71.6

The expected future benefit payments for pension plans through 2020 are disclosed in Note 11. Employee Benefits.

Inflation and Changing Prices

Inflation has had no appreciable effect on our operations in the last three fiscal years.

New Accounting Pronouncements

On November 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (FSP APB 14-1), now included within FASB Accounting Standards Codification 470 (ASC 470), Debt with Conversion and Other Options. ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

This change in methodology affects the calculations of net income and earnings per share but does not increase the cash interest payments. The convertible senior debentures that the Company issued in fiscal 2003 and subsequently repurchased in fiscal 2008 are within the scope of ASC 470-20 and retrospective application to all periods presented is required. Therefore, prior year amounts reflect the cumulative effect adjustment made to the opening retained earnings of fiscal year 2006 as presented in Item 6. Selected Financial Data.

The Company has adjusted its reported results in its Consolidated Statement of Income for the year ended October 31, 2008 and its Consolidated Balance Sheet as of October 31, 2009 as follows:

Consolidated Statement of Income for the year ended October 31, 2008

	As Reported	Adjustments	As Adjusted
	(In thousands)
Interest expense	$50,784	$2,245	$53,029
Provision for income taxes	$10,731	$(725)	$10,006
Net income	$65,476	$(1,520)	$63,956
Basic earnings per share	$1.46	$(0.04)	$1.42

Diluted earnings per share	$1.43	$(0.01)	$1.42

Consolidated Balance Sheet at October 31, 2009

	As Reported	Adjustments	As Adjusted
	(In thousands)
Additional paid-in capital	$1,053,662	$9,627	$1,063,289
Retained earnings	$500,078	$(9,627)	$490,451

On November 1, 2009, the Company adopted ASC Subtopic 350-30-35-5A, Accounting for Defensive Intangible Assets. ASC 350-30-35-5A applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. ASC 350-30-35-5A requires an entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with ASC 805 Business Combinations and ASC 820 Fair Value Measurement and Disclosure. ASC 350-30-35-5A is effective prospectively for intangible assets acquired in fiscal years beginning after December 15, 2008, or our fiscal year 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

On November 1, 2009, the Company adopted the deferred portions of FASB ASC 820, Fair Value Measurements and Disclosures, for its non financial assets and liabilities that are recognized at fair value on a nonrecurring basis, including long-lived assets, goodwill, other intangible assets and exit liabilities. This guidance defines fair value, establishes a framework for measuring fair value under

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

generally accepted accounting principles and expands disclosures about fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The amendment in the ASU was effective for the Company upon issuance (February 24, 2010). As this guidance relates to removing a disclosure, its adoption had no effect on the consolidated financial statements.

On August 1, 2010, the Company adopted ASU No. 2010-11, which is included in the Codification under ASC 815, Derivatives and Hedging. The amended guidance clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting as well as under which circumstances embedded credit derivative features would not qualify for the scope exception and would be subject to potential bifurcation and separate accounting. The adoption of this guidance did not have a material impact on our consolidated financial statements.

On October 31, 2010, the Company adopted a new accounting standard under ASC 715-20, Compensation – Retirement Benefits, that requires additional disclosures about the major categories of plan assets and concentrations of risk for an employer’s plan assets of a defined benefit pension or other postretirement plan, as well as disclosure of fair value levels, similar to the disclosure

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

requirements of the fair value measurements accounting standard (See Note 11). As this guidance only requires enhanced disclosures, which the Company has provided, its adoption did not have a material impact on the consolidated financial statements.

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

•

Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the consistent healthcare needs of patients regardless of the economic environment.

•

Net realizable value of inventory – In assessing the value of inventories, we make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability. We reduce the value of inventory if there are indications that the carrying value is greater than market, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, five to seven months of inventory on hand to maintain high customer service levels given the complexity of our contact lens and women’s healthcare product portfolios.

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

The fair value of our reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, specifically the discounted cash flow method, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. For the current year, management determined the fair value of our reporting units using the income valuation approach.

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

•

Business combinations – We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. In fiscal 2009 and prior periods, we allocated the purchase price of acquisitions based on our estimates and judgments of the fair value of net assets purchased, direct acquisition costs incurred and intangibles other than goodwill. In fiscal 2010, based on the FASB revision to the accounting standard for business combinations, we now recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree generally at the acquisition date fair values as defined by accounting standards related to fair value measurements. As of the acquisition date, goodwill is measured as the excess of consideration given, generally measured at fair value, and the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are now expensed as incurred.

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

Regarding accounting for uncertainty in income taxes, we recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. We measure the income tax benefits from the tax positions that are recognized, assess the timing of the derecognition of previously recognized tax benefits and classify and disclose the liabilities within the consolidated financial statements for any

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

unrecognized tax benefits based on the guidance in the interpretation of ASC 740 Accounting for Income Taxes. The interpretation also provides guidance on how the interest and penalties related to tax positions may be recorded and classified within our Consolidated Statement of Income and presented in the Consolidated Balance Sheet. We classify interest and penalties related to uncertain tax positions as additional income tax expense.

•

Share-Based Compensation – The Company grants various share-based compensation awards, including stock options, performance shares, restricted stock and restricted stock units. Under fair value recognition provisions, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper’s stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

The expected life of the share-based awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In determining the expected volatility, management considers implied volatility from publicly-traded options on the Company’s stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the award. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

As share-based compensation expense recognized in our Consolidated Statements of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant, based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

If factors change and the Company employs different assumptions in the application of the fair value recognition provisions, the compensation expense that it records in future periods may differ significantly from what it has recorded in the current period.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Note numbers refer to the “Notes to Consolidated Financial Statements” included in Item 8. Financial Statements and Supplementary Data.

The Company is exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. The Company’s policy is to minimize, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into interest rate swaps and foreign currency forward exchange contracts, respectively. The Company does not enter into derivative financial instrument transactions for speculative purposes. For additional information please see Risk Management discussed above in Capital Resources and Liquidity and Derivative Instruments in Note 1 and Note 7 to the consolidated financial statements.

Long-term Debt

Total debt decreased to $611.1 million at October 31, 2010, from $781.5 million at October 31, 2009. Long-term debt includes $339 million of senior notes issued in fiscal 2007 (see Note 6 to the consolidated financial statements). In December 2008, we purchased through the open market, in a privately negotiated transaction, $11.0 million in aggregate principal amount of our 7.125% Senior Notes at a discounted price of approximately $9.0 million plus accrued and unpaid interest. We wrote off about $0.2 million of unamortized costs related to the Senior Notes and recorded a gain on the repurchase in other income on our Consolidated Statements of Income. The Company paid the aggregate purchase price from borrowings under our $650 million revolving line of credit. On July 1, 2008, the Company repurchased all $115 million in aggregate principal amount of our 2.625% Convertible Senior Debentures issued in 2003 and due 2023 (Securities) pursuant to the terms of the debentures for the Securities and, therefore, no Securities remain outstanding (see Note 6 to the consolidated financial statements). The Company paid the aggregate repurchase price from borrowings under our $650 million revolving line of credit. On July 1, 2008, we also wrote off $3.0 million of unamortized costs related to the Securities.

In connection with the normal management of our financial liabilities, we intend to renegotiate the Revolver, and we may retire or purchase our Senior Notes through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

October 31, (In millions)	2010	2009
Short-term debt	$19.1	$9.9
Long-term debt	592.0	771.6

Total	$611.1	$781.5

As of October 31, 2010, the scheduled maturities of the Company’s fixed and variable rate long-term debt obligations, their weighted average interest rates and their estimated fair values were as follows:

Expected Maturity Date Fiscal Year ($ in millions)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	$—	$—	$—	$339.0	$0.2	$339.2	$351.9
Average interest rate	7.1%	7.1%	7.1%	7.1%	7.1%	6.0%
Variable interest rate	$—	$252.8	$—	$—	$—	$—	$252.8	$252.8
Average interest rate	1.8%	1.4%

As the table incorporates only those exposures that existed as of October 31, 2010, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As of October 31, 2010, the Company has interest rate swaps outstanding that are designed to fix the borrowing costs related to $125.0 million of the outstanding balance on the Company’s syndicated senior unsecured revolving line of credit. If interest rates were to increase or decrease by 1% or 100 basis points, annual interest expense would increase or decrease by about $2.2 million.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Cooper Companies, Inc.:

We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 31, 2010. We also have audited the Company’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, The Cooper Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

San Francisco, California

December 17, 2010

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In thousands, except per share amounts)	2010	2009	2008(1)
Net sales	$1,158,517	$1,080,421	$1,047,375
Cost of sales	481,794	483,927	437,345

Gross profit	676,723	596,494	610,030
Selling, general and administrative expense	433,057	391,593	429,304
Research and development expense	35,274	33,298	35,468
Restructuring costs	424	3,887	1,521
Amortization of intangibles	18,056	17,860	16,774

Operating income	189,912	149,856	126,963
Interest expense	36,668	44,143	53,029
Litigation settlement charges	27,750	0	0
Other (loss) income, net	(1,068)	9,115	28

Income before income taxes	124,426	114,828	73,962
Provision for income taxes	11,623	14,280	10,006

Net income	$112,803	$100,548	$63,956

Basic earnings per share	$2.48	$2.23	$1.42

Diluted earnings per share	$2.43	$2.21	$1.42

Number of shares used to compute earnings per share:
Basic	45,530	45,173	44,995

Diluted	46,505	45,478	45,117

(1)	Adjusted as a result of the retrospective adoption of FSP APB 14-1.

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, (In thousands)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,573	$3,932
Trade accounts receivable, net of allowance for doubtful accounts of $4,238 and $4,690 at October 31, 2010 and 2009, respectively	197,490	170,941
Inventories	227,902	260,846
Deferred tax assets	28,828	23,360
Prepaid expense and other current assets	33,547	44,799

Total current assets	491,340	503,878

Property, plant and equipment, at cost	919,268	882,322
Less: accumulated depreciation and amortization	325,381	279,754

	593,887	602,568

Goodwill	1,261,976	1,257,029
Other intangibles, net	114,177	114,700
Deferred tax assets	23,072	27,781
Other assets	40,566	45,951

	$2,525,018	$2,551,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$19,159	$7,051
Current portion of long-term debt	0	2,793
Accounts payable	51,792	36,878
Employee compensation and benefits	44,821	35,781
Accrued acquisition costs	2,379	3,599
Accrued income taxes	4,494	4,400
Other current liabilities	76,875	84,912

Total current liabilities	199,520	175,414

Long-term debt	591,977	771,630
Deferred tax liabilities	20,202	16,456
Accrued pension liability and other	46,543	48,065

Total liabilities	858,242	1,011,565

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized:
1,000; zero shares issued or outstanding	0	0
Common stock, 10 cents par value, shares authorized:
70,000; issued 46,140 and 45,572 at October 31, 2010 and 2009, respectively	4,614	4,557
Additional paid-in capital	1,083,779	1,063,289
Accumulated other comprehensive loss	(17,334)	(12,920)
Retained earnings	600,522	490,451
Treasury stock at cost: 313 and 328 shares at October 31, 2010 and 2009, respectively	(4,805)	(5,035)

Stockholders’ equity	1,666,776	1,540,342

	$2,525,018	$2,551,907

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended October 31, (In thousands)	2010	2009	2008(1)
Cash flows from operating activities:
Net income	$112,803	$100,548	$63,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,001	92,602	82,185
Share-based compensation expense	9,638	12,037	13,567
In-process research and development expense	0	3,035	0
Impairment of property, plant and equipment	0	0	655
Loss on disposal of property, plant and equipment	7,840	10,934	10,978
(Gain) write-off on extinguishment of debt	0	(1,823)	3,066
Deferred income taxes	(1,755)	7,292	3,139
Provision for doubtful accounts	(833)	1,306	378
Change in assets and liabilities:
Accounts receivable	(24,789)	(13,090)	4,528
Inventories	34,978	22,601	(15,540)
Other assets	16,078	20,211	(55,579)
Accounts payable	8,644	(13,517)	(11,917)
Accrued liabilities	2,474	(18,302)	8,598
Income taxes payable	468	(2,657)	(12,692)
Other long-term liabilities	8,116	1,951	1,206

Cash provided by operating activities	267,663	223,128	96,528

Cash flows from investing activities:
Purchases of property, plant and equipment	(73,757)	(93,906)	(124,885)
Acquisitions of businesses, net of cash acquired	(32,847)	(4,731)	(3,872)

Cash used in investing activities	(106,604)	(98,637)	(128,757)

Cash flows from financing activities:
Proceeds from long-term debt	564,114	736,467	894,220
Repayments and repurchase of long-term debt	(736,560)	(821,785)	(864,820)
Capital lease repayment	(10,000)	0	0
Proceeds (repayments) under short-term agreements	12,108	(35,960)	(3,505)
Excess tax benefit from share-based compensation arrangements	407	135	1,758
Issuance of common stock for stock plans	11,096	1,116	6,250
Dividends on common stock	(2,732)	(2,712)	(2,699)

Cash (used in) provided by financing activities	(161,567)	(122,739)	31,204

Effect of exchange rate changes on cash and cash equivalents	149	236	(257)

Net (decrease) increase in cash and cash equivalents	(359)	1,988	(1,282)
Cash and cash equivalents at beginning of year	3,932	1,944	3,226

Cash and cash equivalents at end of year	$3,573	$3,932	$1,944

Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$36,658	$42,999	$48,616

Income taxes	$8,603	$6,359	$11,568

Litigation settlement charge	$27,000	$0	$0

(1)	Adjusted as a result of the retrospective adoption of FSP APB 14-1.

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

	Common Shares		Treasury Stock		Additional Paid-In Capital(1)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings(1)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at October 31, 2007	44,869	$4,487	384	$38	$1,028,576	$107,780	$326,020	$(5,894)	$1,461,007
Net income	0	0	0	0	0	0	65,476	0	65,476
Adjustment to net income for adoption of FSP APB 14-1							(1,520)		(1,520)
Other comprehensive loss:
Foreign currency translation adjustment	0	0	0	0	0	(132,065)	0	0	(132,065)
Change in value of derivative instruments, net of tax benefit $3,368	0	0	0	0	0	(564)	0	0	(564)
Additional minimum pension liability, net of tax ($250)	0	0	0	0	0	(391)	0	0	(391)

Comprehensive loss	0	0	0	0	0	0	0	0	(69,064)
Prior year adjustment for adoption of ASC 740	0	0	0	0	0	0	5,338	0	5,338
Issuance of common stock for stock plans	260	26	(31)	(3)	5,752	0	0	475	6,250
Tax benefit from exercise of stock options	0	0	0	0	2,677	0	0	0	2,677
Dividends on common stock	0	0	0	0	0	0	(2,699)	0	(2,699)
Share-based compensation expense	0	0	0	0	13,567	0	0	0	13,567

Balance at October 31, 2008	45,129	$4,513	353	$35	$1,050,572	$(25,240)	$392,615	$(5,419)	$1,417,076
Net income	0	0	0	0	0	0	100,548	0	100,548
Other comprehensive income (loss):
Foreign currency translation adjustment	0	0	0	0	0	22,760	0	0	22,760
Change in value of derivative instruments, net of tax benefit $108	0	0	0	0	0	(2,725)	0	0	(2,725)
Additional minimum pension liability, net of tax ($4,932)	0	0	0	0	0	(7,715)	0	0	(7,715)

Comprehensive income	0	0	0	0	0	0	0	0	112,868
Issuance of common stock for stock plans	115	12	(25)	(3)	723	0	0	384	1,116
Tax benefit from exercise of stock options	0	0	0	0	(43)	0	0	0	(43)
Dividends on common stock	0	0	0	0	0	0	(2,712)	0	(2,712)
Share-based compensation expense	0	0	0	0	12,037	0	0	0	12,037

Balance at October 31, 2009	45,244	$4,525	328	$32	$1,063,289	$(12,920)	$490,451	$(5,035)	$1,540,342
Net income	0	0	0	0	0	0	112,803		112,803
Other comprehensive income (loss):
Foreign currency translation adjustment	0	0	0	0	0	(14,396)	0	0	(14,396)
Change in value of derivative instruments, net of tax ($3,566)	0	0	0	0	0	9,640	0	0	9,640
Additional minimum pension liability, net of tax benefit $495	0	0	0	0	0	342	0	0	342

Comprehensive income	0	0	0	0	0	0	0	0	108,389
Issuance of common stock for stock plans	583	58	(15)	(1)	10,809	0	0	230	11,096
Tax benefit from exercise of stock options	0	0	0	0	43	0	0	0	43
Dividends on common stock	0	0	0	0	0	0	(2,732)	0	(2,732)
Share-based compensation expense	0	0	0	0	9,638	0	0	0	9,638

Balance at October 31, 2010	45,827	$4,583	313	$31	$1,083,779	$(17,334)	$600,522	$(4,805)	$1,666,776

(1)	Adjusted as a result of the retrospective adoption of FSP APB 14-1.

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

General

The Cooper Companies, Inc. (Cooper, we or the Company) is a global medical products company that serves the specialty healthcare market through its two business units:

•

CVI develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market. CVI is a leading manufacturer of toric lenses, which correct astigmatism, multifocal lenses for presbyopia (blurring near vision due to advancing age) and spherical lenses that correct the most common visual defects.

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

•

Allowance for doubtful accounts – Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of our customer base, well established historical payment patterns and the consistent healthcare needs of patients regardless of the economic environment.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

•

Net realizable value of inventory – In assessing the value of inventories, we make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability. We reduce the value of inventory if there are indications that the carrying value is greater than market, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, five to seven months of inventory on hand to maintain high customer service levels given the complexity of our contact lens and women’s healthcare product portfolios.

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

The fair value of our reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, specifically the discounted cash flow method, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. For the current year, management determined the fair value of our reporting units using the income valuation approach.

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

•

Business combinations – We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. In fiscal 2009 and prior periods, we allocated the purchase price of acquisitions based on our estimates and judgments of the fair value of net assets purchased, direct acquisition costs incurred and intangibles other than goodwill. In fiscal 2010, based on the FASB revision to the accounting standard for business combinations, we now recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree generally at the acquisition date fair values as defined by accounting standards related to fair value measurements. As of the acquisition date, goodwill is measured as the excess of consideration given, generally measured at fair value, and the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are now expensed as incurred.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Regarding accounting for uncertainty in income taxes, we recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. We measure the income tax benefits from the tax positions that are recognized, assess the timing of the derecognition of previously recognized tax benefits and classify and disclose the liabilities within the consolidated financial statements for any unrecognized tax benefits based on the guidance in the interpretation of ASC 740 Accounting for Income Taxes. The interpretation also provides guidance on how the interest and penalties related to tax positions may be recorded and classified within our Consolidated Statement of Income and presented in the Consolidated Balance Sheet. We classify interest and penalties related to uncertain tax positions as additional income tax expense.

•

Share-Based Compensation – The Company grants various share-based compensation awards, including stock options, performance shares, restricted stock and restricted stock units. Under fair value recognition provisions, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper’s stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

The expected life of the share-based awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In determining the expected volatility, management considers implied volatility from publicly-traded options on the Company’s stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the award. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

As share-based compensation expense recognized in our Consolidated Statements of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant, based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

If factors change and the Company employs different assumptions in the application of the fair value recognition provisions, the compensation expense that it records in future periods may differ significantly from what it has recorded in the current period.

New Accounting Pronouncements

On November 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (FSP APB 14-1), now included within FASB Accounting Standards Codification 470 (ASC 470), Debt with Conversion and Other Options. ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations.

This change in methodology affects the calculations of net income and earnings per share but does not increase the cash interest payments. The convertible senior debentures that the Company issued in fiscal 2003 and subsequently repurchased in fiscal 2008 are within the scope of ASC 470-20 and retrospective application to all periods presented is required. Therefore, prior year amounts reflect the cumulative effect adjustment made to the opening retained earnings of fiscal year 2006 as presented in Item 6. Selected Financial Data.

The Company has adjusted its reported results in its Consolidated Statement of Income for the year ended October 31, 2008 and its Consolidated Balance Sheet as of October 31, 2009 as follows:

Consolidated Statement of Income for the year ended October 31, 2008

	As Reported	Adjustments	As Adjusted
	(In thousands)
Interest expense	$50,784	$2,245	$53,029
Provision for income taxes	$10,731	$(725)	$10,006
Net income	$65,476	$(1,520)	$63,956
Basic earnings per share	$1.46	$(0.04)	$1.42

Diluted earnings per share	$1.43	$(0.01)	$1.42

Consolidated Balance Sheet at October 31, 2009

	As Reported	Adjustments	As Adjusted
	(In thousands)
Additional paid-in capital	$1,053,662	$9,627	$1,063,289
Retained earnings	$500,078	$(9,627)	$490,451

On November 1, 2009, the Company adopted ASC Subtopic 350-30-35-5A, Accounting for Defensive Intangible Assets. ASC 350-30-35-5A applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. ASC 350-30-35-5A requires an entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with ASC 805 Business Combinations and ASC 820 Fair Value Measurement and Disclosure. ASC 350-30-35-5A is effective prospectively for intangible assets acquired in fiscal years beginning after December 15, 2008, or our fiscal year 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

On November 1, 2009, the Company adopted the deferred portions of FASB ASC 820, Fair Value Measurements and Disclosures, for its non financial assets and liabilities that are recognized at fair

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

value on a nonrecurring basis, including long-lived assets, goodwill, other intangible assets and exit liabilities. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The amendment in the ASU was effective for the Company upon issuance (February 24, 2010). As this guidance relates to removing a disclosure, its adoption had no effect on our consolidated financial statements.

On August 1, 2010, the Company adopted ASU No. 2010-11, which is included in the Codification under ASC 815, Derivatives and Hedging. The amended guidance clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting as well as under which circumstances embedded credit derivative features would not qualify for the scope exception and would be subject to potential bifurcation and separate accounting. The adoption of this guidance did not have a material impact on our consolidated financial statements.

On October 31, 2010, the Company adopted a new accounting standard under ASC 715-20, Compensation – Retirement Benefits, that requires additional disclosures about the major categories of plan assets and concentrations of risk for an employer’s plan assets of a defined benefit pension or other postretirement plan, as well as disclosure of fair value levels, similar to the disclosure

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

requirements of the fair value measurements accounting standard (See Note 11). As this guidance only requires enhanced disclosures, which the Company has provided, its adoption did not have a material impact on the consolidated financial statements.

Consolidation

The financial statements in this report include the accounts of all of Cooper’s consolidated entities. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into U.S. dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from the translation of financial statements in foreign currencies into U.S. dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location’s functional currency in net income for each period. We recorded in other income a net foreign exchange loss of $1.2 million for the year ended October 31, 2010, and net foreign exchange gain of $7.0 million and $0.4 million, for fiscal 2009 and 2008, respectively.

Derivative Instruments

We may use derivatives to reduce market risks associated with changes in foreign exchange and interest rates. We do not use derivatives for trading or speculative purposes. We believe that the counterparties with which we enter into forward exchange contracts and interest rate swap agreements are financially sound and that the credit risk of these contracts is not significant.

Litigation

We are subject to various claims and contingencies relating to litigation arising out of the normal course of business. If we believe the likelihood of an adverse legal outcome is probable and the amount is estimable, we accrue a liability in accordance with accounting guidance for contingencies. We consult with legal counsel on matters related to litigation and seek input both within and outside the Company with respect to matters in the ordinary course of business.

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

The Company provides optometric practices with in-office lenses used in marketing programs to facilitate efficient and convenient fitting of contact lenses by practitioners. Such lens fitting sets generally consist of a physical binder or rack to store contact lenses and an array of lenses. We record the costs associated with the original fitting set to other long-term assets on our Consolidated Balance Sheet. We amortize such costs over their estimated useful lives to selling, general and administrative expense on our Consolidated Statements of Income. We also expense the cost for lenses provided to practitioners as replenishment for original fitting sets in the period shipped to selling, general and administrative expense on our Consolidated Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents include short-term income producing investments with maturity dates of three months or less. These investments are readily convertible to cash and are carried at cost, which approximates market value.

Inventories

October 31, (In thousands)	2010	2009
Raw materials	$47,411	$47,400
Work-in-process	8,937	6,122
Finished goods	171,554	207,324

	$227,902	$260,846

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost on a first-in, first-out basis.

Property, Plant and Equipment

October 31, (In thousands)	2010	2009
Land and improvements	$1,463	$1,608
Buildings and improvements	150,209	153,018
Machinery and equipment	602,330	573,090
Construction in progress	165,266	154,606
Less: Accumulated depreciation	325,381	279,754

	$593,887	$602,568

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

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. We had no impairments of property, plant and equipment for the years ended October 31, 2010 and 2009. We had capitalized interest included in construction in progress of $14.6 million and $11.0 million for the years ended October 31, 2010 and 2009, respectively.

Earnings Per Share

We determine basic earnings per share (EPS) by using the weighted average number of shares outstanding. We determine diluted EPS by increasing the weighted average number of shares outstanding in the denominator by the number of outstanding dilutive equity awards using the treasury stock method. In fiscal 2008, related to our convertible debentures, we used the if-converted method to include in the denominator the number of shares of common stock contingently issuable pursuant to the convertible debentures, and we adjust the numerator to add back the after-tax amount of interest recognized in the period associated with the convertible debentures. The numerator and denominator are only adjusted when the impact is dilutive.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. As of October 31, 2010 and 2009, the number of shares in treasury was 313,285 and 328,285, respectively. No shares were purchased during the years ended October 31, 2010 and 2009.

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

CVI completed restructuring activities in Adelaide, Australia, in our fiscal third quarter of 2010 and ceased operations in Norfolk at the end of fiscal 2010. CVI expects to complete restructuring activities in Norfolk in our fiscal first quarter of 2011.

We estimate that the total restructuring costs under this plan will be approximately $24.3 million, with about $17.3 million associated with assets, including accelerated depreciation and facility lease and contract termination costs, and about $7 million associated with employee benefit costs, including anticipated severance payments, termination benefit costs, retention bonus payouts and other similar costs. These costs will be reported as cost of sales or restructuring costs in our Consolidated Statements of Income.

In the year ended October 31, 2010, $16.1 million, including $3.3 million of employee benefits costs and $12.8 million of costs associated with assets, primarily non-cash, are reported as $16.0 million in cost of sales and $0.1 million in restructuring costs. In the year ended October 31, 2009, $5.1 million including $3.6 million of employee benefit costs and $1.5 million of non-cash costs associated with assets are reported as $5.0 million in cost of sales and $0.1 million in restructuring costs.

(In millions)	Balance at Beginning of Period	Additions Charged to Costs of Sales and Restructuring Costs	Payments and Adjustments	Balance at End of Period
Year Ended October 31, 2009
Other current liabilities	$0	$3.6	$0.6	$3.0
Accelerated depreciation and other	0	1.5	1.2	0.3

	$0	$5.1	$1.8	$3.3

Year Ended October 31, 2010
Other current liabilities	$3.0	$4.4	$4.9	$2.5
Accelerated depreciation and other	0.3	11.7	10.2	1.8

	$3.3	$16.1	$15.1	$4.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Critical Activity Restructuring Plan

In fiscal 2009, CooperVision substantially completed a global restructuring plan to focus the organization on our most critical activities, refine our work processes and align costs with prevailing market conditions (Critical Activity restructuring plan). This restructuring plan involved the assessment of all locations’ activities, exclusive of direct manufacturing, and changes to streamline work processes. As a result of the Critical Activity restructuring plan, a number of positions were eliminated across certain business functions and geographic regions.

The total restructuring costs under this plan were $4.6 million, primarily severance and benefit costs, and were reported as cost of sales or restructuring costs in our Consolidated Statements of Income. In the fiscal year ended October 31, 2010, we reported $0.3 million in restructuring costs, and in fiscal 2009, we reported $0.5 million in cost of sales and $3.8 million in restructuring costs.

The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

Note 3. Intangible Assets

(In thousands)	CVI	CSI	Total
Goodwill:
Balance as of October 31, 2008	$1,044,062	$207,637	$1,251,699
Net reductions during the year ended October 31, 2009	(3,624)	(10)	(3,634)
Other adjustments*	8,832	132	8,964

Balance as of October 31, 2009	$1,049,270	$207,759	$1,257,029
Net additions during the year ended October 31, 2010	0	10,102	10,102
Other adjustments*	(4,998)	(157)	(5,155)

Balance as of October 31, 2010	$1,044,272	$217,704	$1,261,976

*	Primarily translation differences in goodwill denominated in foreign currency.

Of the October 31, 2010 goodwill balance, $78.9 million is expected to be deductible for tax purposes.

(In thousands)	As of October 31, 2010		As of October 31, 2009		Weighted Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
					(In years)
Other intangible assets:
Trademarks	$3,022	$1,195	$2,907	$979	13
Technology	105,527	52,954	91,279	43,846	11
Shelf space and market share	88,803	37,953	87,863	30,221	13
License and distribution rights and other	15,701	6,774	13,485	5,788	14

	213,053	$98,876	195,534	$80,834	12

Less accumulated amortization and translation	98,876		80,834

Other intangible assets, net	$114,177		$114,700

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Estimated annual amortization expense is about $16.6 million for each of the years in the five-year period ending October 31, 2015.

Note 4. Earnings Per Share

Years Ended October 31, (In thousands, except per share amounts)	2010	2009	2008
Net income	$112,803	$100,548	$63,956

Basic:
Weighted average common shares	45,530	45,173	44,995

Basic earnings per common share	$2.48	$2.23	$1.42

Diluted:
Weighted average common shares	45,530	45,173	44,995
Effect of dilutive stock options	975	305	122

Diluted weighted average common shares	46,505	45,478	45,117

Diluted earnings per share	$2.43	$2.21	$1.42

The following table sets forth stock options to purchase Cooper’s common stock, common shares applicable to restricted stock units and common shares applicable to convertible debt that are not included in the diluted net income per share calculation because to do so would be anti-dilutive for the periods presented:

Years Ended October 31, (In thousands, except exercise prices)	2010	2009	2008
Number of stock option shares excluded	3,443	4,383	4,031

Range of exercise prices	$41.44 - $80.51	$24.40 - $80.51	$36.76 - $80.51

Number of common shares applicable to convertible debt excluded	0	0	1,727

Note 5. Income Taxes

The components of income from continuing operations before income taxes and the income tax provision related to income from all operations in our Consolidated Statements of Income consist of:

Years Ended October 31, (In thousands)	2010	2009	2008(1)
Income (loss) before income taxes:
United States	$(613)	$24,335	$(10,297)
Foreign	125,039	90,493	84,259

	$124,426	$114,828	$73,962

Income tax provision	$11,623	$14,280	$10,006

(1)	Adjusted as a result of the retrospective adoption of FSP APB 14-1.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The income tax provision related to income from continuing operations in our Consolidated Statements of Income consists of:

Years Ended October 31, (In thousands)	2010	2009	2008(1)
Current:
Federal	$3,963	$(492)	$3,566
State	1,602	2,156	1,066
Foreign	7,813	5,324	2,235

	13,378	6,988	6,867

Deferred:
Federal	(1,731)	6,806	(6,057)
State	(1,287)	(680)	(1,905)
Foreign	1,263	1,166	11,101

	(1,755)	7,292	3,139

Income tax provision	$11,623	$14,280	$10,006

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

Years Ended October 31, (In thousands)	2010	2009	2008(1)
Computed expected provision for taxes	$43,549	$40,190	$25,887
(Decrease) increase in taxes resulting from:
Income earned outside the United States subject to different tax rates	(33,912)	(28,186)	(15,644)
State taxes, net of federal income tax benefit	206	1,676	(757)
Research and development credit	(525)	0	0
Nontaxable gain from reversal of preacquisition contingency	0	(836)	0
Incentive stock option compensation	(50)	(65)	224
Tax accrual adjustment	2,640	1,752	40
Other, net	(285)	(251)	256

Actual provision for income taxes	$11,623	$14,280	$10,006

(1)	Adjusted as a result of the retrospective adoption of FSP APB 14-1.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

October 31, (In thousands)	2010	2009
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$1,019	$1,354
Inventories	4,199	3,461
Litigation settlements	99	1,247
Accrued liabilities, reserves and compensation accruals	26,124	24,498
Restricted stock	17,370	15,237
Net operating loss carryforwards	8,496	18,209
Research and experimental expenses – Section 59(e)	9,808	11,304
Tax credit carryforwards	6,284	5,105

Total gross deferred tax assets	73,399	80,415
Less valuation allowance	0	0

Deferred tax assets	73,399	80,415

Deferred tax liabilities:
Tax deductible goodwill	(14,734)	(12,730)
Plant and equipment	2,520	(1,679)
Transaction cost	(1,144)	(1,144)
Foreign deferred tax liabilities	(13,352)	(11,846)
Other intangible assets	(15,165)	(18,944)

Total gross deferred tax liabilities	(41,875)	(46,343)

Net deferred tax assets	$31,524	$34,072

Current deferred tax liabilities of $0.2 million at October 31, 2010, and $0.6 million at October 31, 2009, are included in other accrued liabilities on the balance sheet.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 2010. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company has not provided for federal income tax on approximately $692.9 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

At October 31, 2010, the Company had federal net operating loss carryforwards of $16.8 million and state net operating loss carryforwards of $34.6 million. The Company also had federal net operating loss carryforwards of $30.6 million related to share option exercises as of October 31, 2010. A tax benefit and a credit to additional paid-in capital for the excess deduction would not be recognized until such deduction reduces taxes payable. Additionally, the Company had $5.7 million of federal alternative minimum tax credits, $0.5 million of federal research credits and $0.1 million of California research credits. The federal net operating loss and federal research credits carryforwards expire on various dates between 2025 through 2030, and the federal alternative minimum tax credits carry forward indefinitely. The state net operating loss carryforwards expire on various dates between 2019 through 2020 and the California research credits carry forward indefinitely. The net operating loss and other tax credits may be subject to certain limitations upon utilization under Section 382 of the Internal Revenue Code.

The Company adopted the provisions of the interpretation of ASC 740-10-25-5 through 25-17, Basic Recognition Threshold, formerly FIN 48, on November 1, 2007. As a result of the adoption, the Company reduced its net liability for unrecognized tax benefits (UTB), previously classified in current taxes payable, by $5.3 million, which was accounted for as an increase to retained earnings. The interpretation also provides guidance on how the interest and penalties related to tax positions may be recorded and classified within our Consolidated Statements of Income and presented in the Consolidated Balance Sheet. We classify interest expense and penalties related to uncertain tax positions as additional income tax expense.

The aggregated changes in the balance of gross unrecognized tax benefits were as follows:

(In millions)
Balance at November 1, 2008	$19.4
Increase from prior year’s UTB’s	0
Increase from current Year’s UTB’s	5.7
UTB (decreases) from tax authorities’ settlements	0
UTB (decreases) from expiration of statute of limitations	(9.2)
Increase of unrecorded UTB’s	0

Balance at November 1, 2009	15.9
Increase from prior year’s UTB’s	0
Increase from current Year’s UTB’s	5.2
UTB (decreases) from tax authorities’ settlements	0
UTB (decreases) from expiration of statute of limitations	(1.4)
Increase of unrecorded UTB’s	0

Balance at October 31, 2010	$19.7

As of October 31, 2010, the Company had $18.8 million of unrecognized tax benefits, including $1.1 million of related accrued interest and penalties that, if recognized, would affect our effective tax rate. It is the Company’s policy to recognize interest and penalties directly related to incomes taxes as additional income tax expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Included in the balance of unrecognized tax benefits at October 31, 2010 is $2.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and comprises of transfer pricing and other items.

The Company is required to file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The Internal Revenue Service (IRS) commenced an examination of the Company’s income tax returns for 2005 and 2006 in the first quarter of fiscal year 2008. As of October 31, 2010, the IRS has proposed certain adjustments related to inventory accounting (UNICAP) and income earned by the Company’s affiliates outside of the United States. Management is currently evaluating those proposed adjustments but does not anticipate the adjustments would result in a material change to its financial position. Management believes that the amounts of unrecognized tax benefits that have been accrued reflect its best estimate. These amounts are adjusted, along with related interest and penalties, as actual facts and circumstances change.

As of October 31, 2010, the tax years for which the Company remains subject to United States Federal income tax assessment upon examination are 2005 through 2009. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2005 through 2009.

Note 6. Debt

October 31, (In thousands)	2010	2009
Short-term:
Overdraft and other credit facilities	$19,159	$7,051
Current portion of long-term debt	0	2,793

	$19,159	$9,844

Long-term:
Revolver	$252,750	$425,000
Senior notes	339,000	339,000
Capital lease	0	7,207
Other	227	423

	$591,977	$771,630

Annual maturities of long-term debt as of October 31, 2010, are as follows:

Year (In thousands)
2011	0
2012	$252,750
2013	0
2014	0
2015	$339,000
Thereafter	227

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

Revolver

Interest rates for the Revolver are based on the London Interbank Offered Rate (LIBOR) plus additional basis points determined by certain ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. These range from 75 to 150 basis points. As of October 31, 2010, the additional basis points were 100.

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

At October 31, 2010, the Company’s Interest Coverage Ratio was in compliance at 7.27 to 1.00 and the Total Leverage Ratio was in compliance at 2.29 to 1.00.

Debt issuance costs related to the Revolver and Senior Notes are carried in other assets and amortized to interest expense over the life of the credit facility.

At October 31, 2010, we had $397.1 million available under the Revolver.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Senior Notes

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes due February 15, 2015, of which $339.0 million are outstanding. The Senior Notes were initially offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and were subsequently exchanged for a like principal amount of Senior Notes having identical terms that were registered with the Securities and Exchange Commission pursuant to a registration statement declared effective June 19, 2007. Net proceeds from the issuance totaled approximately $342.6 million. The Senior Notes pay interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. We may redeem some or all of the Senior Notes at any time prior to February 15, 2011, at a price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest to the redemption date and a prescribed premium. We may redeem some or all of the Senior Notes at any time on or after February 15, 2011, at the redemption prices (expressed as percentages of principal amounts) set forth below, plus accrued and unpaid interest to the redemption date, if any, on the Senior Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

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

Canadian Credit Facility

On April 30, 2007, the Company entered into a 10 million Canadian dollar credit facility supported by a continuing and unconditional guaranty. Interest expense is calculated on outstanding balances based on an applicable base rate plus a fixed spread. At October 31, 2010, $89 thousand of the facility was utilized. The weighted average interest rate on the outstanding balances was 3.0%.

European Credit Facility

On November 1, 2006, the Company entered into a $45 million European credit facility with Citibank in the form of a continuing and unconditional guaranty. In November 2008, the facility was reduced to $33.0 million. The Company will pay to Citibank all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all debit balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered under the guaranty. At October 31, 2010, $4.2 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 4.2%.

In addition to this European credit facility, the Company has available a non-guaranteed Euro-denominated Italian overdraft facility totaling approximately $3.6 million. At October 31, 2010, this facility was not utilized.

Asian Pacific Credit Facilities

In February 2006 and in May 2008, the Company entered into Yen-denominated credit facilities of up to $15 million and JPY 1.0 billion, respectively, in Japan supported by a continuing and unconditional guaranty. The Company will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the base rate, TIBOR or Euroyen plus a fixed spread. At October 31, 2010, $12.6 million of the combined facilities was utilized. The weighted average interest rate on the outstanding balances was 1.3%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

In the fiscal fourth quarter of 2009, the Company entered into an approximately $5 million overdraft facility for certain of our Asia Pacific subsidiaries with JP Morgan. Each overdraft facility is supported by a continuing and unconditional guaranty. The Company will pay all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under each guaranty. At October 31, 2010, $0.8 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 8.1%.

In the fiscal fourth quarter of 2010, the Company terminated an approximately $3 million overdraft facility with Citibank for certain of our Asia Pacific subsidiaries originally entered into in April 2007. Each overdraft facility was supported by a continuing and unconditional guaranty. The Company paid all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense was calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under each guaranty.

Note 7. Financial Instruments

The fair value of each of our financial instruments, including cash and cash equivalents, trade receivables, lines of credit and accounts payable, approximated its carrying value as of October 31, 2010 and 2009 because of the short maturity of these instruments and the ability to obtain financing on similar terms. There are no significant concentrations of credit risk in trade receivables.

The 7.125% Senior Notes are traded in public markets. The carrying value and estimated fair value of these obligations as of October 31, 2010, were $339.0 million and $351.7 million, respectively and as of October 31, 2009, were $339.0 million and $331.0 million, respectively. The fair value of our other long-term debt, consisting of our Revolver and the capital lease, approximated the carrying value at October 31, 2010 and 2009.

Derivative Instruments

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Our policy is to minimize, to the extent reasonable and practical, transaction, remeasurement and specified economic exposures with derivatives instruments such as foreign exchange forward contracts and cross currency swaps. The gains and losses on these derivatives are intended to at least partially offset the transaction gains and losses recognized in earnings. We do not enter into derivatives for speculative purposes. Under ASC 815, Derivatives and Hedging, all derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Through the normal course of its business activities, the Company recognizes that it is exposed to foreign exchange risks. Our primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings while strictly adhering to accounting principles

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

generally accepted in the United States. To meet this objective, business exposures to foreign exchange risks must be identified, measured and minimized using the most effective and efficient methods to eliminate, reduce or transfer such exposures.

Exposures are reduced whenever possible by taking advantage of offsetting payable and receivable balances and netting net sales against expenses, also referred to as natural hedges. We employ the use of foreign currency derivative instruments to manage a portion of the remaining foreign exchange risk. While we designate our exposures under ASC 815 on a gross basis, foreign currency derivatives may be used to protect against an exposure value resulting from forecasted non-functional currency denominated net sales and expenses. Our risk management objectives and the strategies for achieving those objectives depend on the type of exposure being hedged.

The Company is also exposed to risks associated with changes in interest rates, as the interest rate on our Senior Unsecured Revolving Line of Credit varies with the London Interbank Offered Rate. To mitigate this risk, we hedge portions of our variable rate debt by swapping those portions to fixed rates.

We only enter into derivative financial instruments with institutions with which we have an International Swap Dealers Association (ISDA) agreement in place. Our derivative financial instruments do not contain credit risk related contingent features such as call features or requirements for posting collateral. Although the Company and its counterparties have some right of set-off, all foreign exchange derivatives are displayed gross in the fair value tabular disclosure and accounted for as such in our Consolidated Balance Sheet. We adjust our foreign exchange forward contracts and cross currency swaps for credit risk on a per derivative basis. However, when applicable, we record interest rate derivatives as net on our Consolidated Balance Sheet, in accordance with ASC 815-10, but gross in the fair value tabular disclosure. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. For the year ending October 31, 2010, all of our interest rate derivatives were in a liability position and, therefore, were not set-off in the Consolidated Balance Sheet. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution basis only. On an ongoing basis, the Company monitors counterparty credit ratings. We consider our credit non-performance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

Cash Flow Hedging

The Company is exposed to the effects of foreign exchange movements. From time to time, we may choose to manage enterprise risk by locking in all or a portion of the anticipated cash flows that are linked to accounting exposures such as non-functional currency intercompany payables/receivables, through derivative instruments. To execute this strategy, we may hedge the specific identified foreign exchange risk exposure, thereby locking in the rate at which these forecasted transactions will be recorded and ultimately reduce earnings volatility related to the enterprise risk.

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

To manage foreign currency exposure related to forecasted foreign currency denominated sales and purchases of product, the Company may enter into foreign currency forward contracts. In fiscal 2010, the Company did not enter into such forward contracts. In fiscal 2009, the Company entered into forward contracts of approximately $43.0 million in the fiscal fourth quarter, $40.0 million in the fiscal third quarter, $250.0 million in the fiscal second quarter and none in the fiscal first quarter. In fiscal 2008, the Company entered into forward contracts of approximately $612.0 million throughout the year. These derivatives were accounted for as cash flow hedges under ASC 815 and were expected to be effective through their maturities.

Typical currencies traded are those which represent the largest risk for the Company, including but not limited to the British pound sterling, euro and Japanese yen. Hedge amounts vary by currency but typically fall below $10.0 million per month per currency. Hedges for each currency mature monthly to correspond with the payment cycles of the hedged relationships. To maintain a layered hedged position, additional hedges are placed consistently throughout the year. As of October 31, 2010, there were no cash flow hedges outstanding.

Each month during any given period, adjustments are made to the existing hedges by matching them with the actual cash flows that occurred in that month. Each hedge, therefore, will require that compensating trades be adjusted to match the actual flows of the underlying exposure.

The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in fair value of these hedges is initially reported as a component of accumulated OCI in stockholders’ equity until the underlying hedged item is reflected in our Consolidated Statements of Income, at which time the effective amount in OCI is reclassified to either net sales or cost of sales in our Consolidated Statements of Income. We expect to reclassify a gain of approximately $1.8 million over the next twelve months.

We calculate hedge effectiveness prospectively and retrospectively, excluding time value, on a monthly basis using regression as well as other timing and probability criteria required by ASC 815. We record any ineffectiveness and any excluded components of the hedge immediately to other income or expense in our Consolidated Statement of Income. In the event the underlying forecasted transaction does not occur within the designated hedge period, or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedges are immediately reclassified from OCI to other income or expense in our Consolidated Statement of Income. In fiscal 2010, no ineffectiveness was recorded. Immaterial amounts of ineffectiveness were only recorded during the fiscal first quarter of 2009 and the fiscal third and fourth quarters of 2008.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Rollforward of Other Comprehensive Income (Loss)

Year Ended October 31, (In thousands)	2010	2009
Beginning balance of unrealized (loss) gain on derivative instruments	$(2,308)	$259
Change in unrealized losses on derivative instruments	1,208	(19,177)
Reclassification adjustment for (gain) loss, realized on derivative instruments in income:
Revenue	5,289	(17,577)
Cost of sales	(2,438)	34,074
Other	2	113

Ending balance of unrealized (loss) gain on derivative instruments	$1,753	$(2,308)

Balance Sheet Hedges

We manage the foreign currency risk associated with non-functional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. As of October 31, 2010, all outstanding balance sheet hedging derivatives had maturities of less than 12 months. The change in fair value of these derivatives is recognized in other income or expense.

Monthly adjustments to the cash flow hedging program explained above require non-designated hedges to be placed when cash flow hedges are utilized faster or earlier than planned. This occurs regularly, and hedge amounts tend to be less than $5.0 million dollars per affected relationship.

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

Interest Rate Swaps

In fiscal 2007 and 2008, the Company entered into floating-to-fixed interest rate swaps to fix the floating rate on the Revolver. These interest rate swaps hedge variable interest payments related to the Revolver by exchanging variable rate interest risk for a fixed interest rate. On May 3, 2007, the Company entered into four floating-to-fixed interest rate swaps. These interest rate swaps with notional values totaling $250.0 million, served to fix the floating rate debt under the Revolver for terms between 30 and 48 months with fixed rates between 4.94% to 4.96%. On October 22, 2008, the Company entered into three additional floating-to-fixed interest rate swaps. These interest rate swaps with notional values totaling $175.0 million, served to fix the floating rate debt under the Revolver for terms between 16 and 24 months with fixed rates between 2.40% and 2.53%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

As of October 31, 2010, the outstanding swap notional value totaled $125.0 million with maturities ranging from less than 1 month to 7 months and fixed rates of 4.94%. We qualified and designated these swaps under ASC 815 as cash flow hedges and recorded the offset of the cumulative fair market value (net of tax effect) to accumulated OCI in our Consolidated Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. The fair value of the outstanding swaps is recorded in our Consolidated Balance Sheet and presented in the tables below. Excluded from this table are liabilities of $1.3 million and $2.6 million that were recorded and attributable to accrued interest as of October 31, 2010 and October 31, 2009, respectively. We expect to reclassify $1.3 million from OCI to interest expense in our Consolidated Statements of Income over the next 12 months.

Fair Value Hedging

From time to time, we designate and document foreign exchange forward contracts related to firm commitments for third party royalty payments as fair value hedges. In accordance with policy, these derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that meet the ASC 815 definition of a firm commitment. Fair value hedges are evaluated for effectiveness at a minimum each fiscal quarter and any ineffectiveness is recorded in other income and expense in our Consolidated Statements of Income. The critical terms of the forward contract and the firm commitments are matched at inception and subsequent prospective forward contract effectiveness is measured by comparing the cumulative change in the fair value of the forward contract to the cumulative change in value of the specified firm commitment, including time value. The derivative fair values are recorded in our Consolidated Balance Sheet and recognized currently in earnings; this is offset by the effective gains and losses on the change in value of the firm commitment which is recorded in accrued liabilities in our Consolidated Balance Sheet. In fiscal 2010 and 2009, the Company did not designate any derivatives as fair value hedges. We had no outstanding fair value hedges subsequent to February 29, 2008, and the net impact of hedge ineffectiveness on fair value hedges that was recognized in other income or expense was immaterial for fiscal 2008.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Outstanding Derivative Instruments

Our outstanding net foreign exchange forward contracts and interest rate swap agreements as of October 31, 2010, are presented in the table below. Weighted average forward rates are quoted using market conventions.

Foreign Exchange Hedge Instruments (Currency in thousands)	Net Notional Value	Weighted Average Rate	Gain (Loss) Fair Value
Balance sheet foreign exchange hedges:
AUD purchased	AUD 3,430	0.8946	$286
AUD sold	AUD 1,650	0.8970	($133)
CAD purchased	CAD 5,300	1.0201	$12
CAD sold	CAD 2,450	1.0363	($42)
CHF purchased	CHF 2,063	0.9697	($30)
EUR purchased	EUR 8,100	1.3784	$92
EUR sold	EUR 15,900	1.3433	($589)
GBP purchased	GBP 17,487	1.5564	$736
GBP sold	GBP 12,800	1.5689	($378)
HKD purchased	HKD 3,100	7.7670	$1
JPY sold	JPY 546,700	81.5830	($87)
SEK sold	SEK 30,900	6.8799	($115)
SGD purchased	SGD 400	1.2935	$0

	Summary Notional Value	Fixed Rate	Gain (Loss) Fair Value
Interest Rate Swap Agreements
Cash flow interest rate hedges:
Agreements expiring November 8, 2010	$75,000	0.0494	($857)
Agreements expiring May 8, 2011	$50,000	0.0494	($1,738)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The fair value of derivative instruments in our Consolidated Balance Sheet as of October 31, 2010, was as follows:

	Fair Values of Derivative Instruments
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments under ASC 815

Interest rate contracts	Prepaid expense and other current assets	$0	Other current liabilities	$1.3

Interest rate contracts	Other assets	0	Accrued pension liability and other	0

Foreign exchange contracts	Prepaid expense and other current assets	0	Other current liabilities	0

Foreign exchange contracts	Other assets	0	Accrued pension liability and other	0

Total derivatives designated as hedging instruments under ASC 815		$0		$1.3

Derivatives not designated as hedging instruments under ASC 815

Foreign exchange contracts	Prepaid expense and other current assets	$1.2	Other current liabilities	$1.4

Foreign exchange contracts	Other assets	0	Accrued pension liability and other	0

Total derivatives not designated as hedging instruments under ASC 815		$1.2		$1.4

Total derivatives		$1.2		$2.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The fair value of derivative instruments in our Consolidated Balance Sheet as of October 31, 2009, was as follows:

	Fair Values of Derivative Instruments
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments under ASC 815

Interest rate contracts	Prepaid expense and other current assets	$0	Other current liabilities	$4.1

Interest rate contracts	Other assets	0	Accrued pension liability and other	6.3

Foreign exchange contracts	Prepaid expense and other current assets	9.4	Other current liabilities	11.1

Foreign exchange contracts	Other assets	0.9	Accrued pension liability and other	0.7

Total derivatives designated as hedging instruments under ASC 815		$10.3		$22.2

Derivatives not designated as hedging instruments under ASC 815

Foreign exchange contracts	Prepaid expense and other current assets	$0.8	Other current liabilities	$0.7

Foreign exchange contracts	Other assets	0	Accrued pension liability and other	0

Total derivatives not designated as hedging instruments under ASC 815		$0.8		$0.7

Total derivatives		$11.1		$22.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Income

For the Year Ended October 31, 2010

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) 2010	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) 2010	Location of Gain or (Loss) Recognized in Income on Derivative Ineffectiveness	Amount of Gain or (Loss) Recognized in Income Due to Ineffectiveness 2010	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing 2010
	(In millions)
Interest rate contracts	$(1.1)	Interest expense	$(10.2)	Other income	$0	Other income	$0

Foreign exchange contracts	1.2	Net sales	(5.3)	Other income	0	Other income	0

Foreign exchange contracts	0	Cost of sales	2.4	Other income	0	Other income	0

Total	$0.1		$(13.1)		$0		$0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Income

For the Year Ended October 31, 2009

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) 2009	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) 2009	Location of Gain or (Loss) Recognized in Income on Derivative Ineffectiveness	Amount of Gain or (Loss) Recognized in Income Due to Ineffectiveness 2009	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing 2009
	(In millions)
Interest rate contracts	$(13.3)	Interest expense	$(13.0)	Other income	$ 0	Other income	$0

Foreign exchange contracts	(19.2)	Net sales	17.6	Other income	(0.1)	Other income	1.5

Foreign exchange contracts	0	Cost of sales	(34.1)	Other income	0	Other income	0

Total	$(32.5)		$(29.5)		$(0.1)		$1.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative 2010
		(In millions)
Interest rate contracts	Interest income (expense)	$0
Foreign exchange contracts	Other (expense) income	(6.2)

Total		$(6.2)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative 2009
		(In millions)
Interest rate contracts	Interest income (expense)	$0
Foreign exchange contracts	Other (expense) income	(0.5)

Total		$(0.5)

Note 8. Fair Value Measurements

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

We use foreign exchange forward contracts to minimize, to the extent reasonable and practical, our exposure to the impact of foreign currency fluctuations. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability – specifically LIBOR cash rates, credit risk at commonly quoted intervals, foreign exchange spot rates and forward points. Mid-market pricing is used as a practical expedient for fair value measurements.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during fiscal years 2010 and 2009, within the fair value hierarchy at October 31:

	2010	2009
(In thousands)
Assets:
Foreign exchange contracts	$1,210	$11,081

Liabilities:
Interest rate swaps	$1,280	$10,425
Foreign exchange contracts	1,455	12,541

	$2,735	$22,966

Note 9. Stockholders’ Equity

Analysis of changes in accumulated other comprehensive income (loss):

(In thousands)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2007	$115,343	$(5,378)	$(2,185)	$107,780
Gross change in value for the period	(132,065)	(22,537)	(641)	(155,243)
Reclassification adjustments for losses realized in income	0	18,605	0	18,605
Tax effect for the period	0	3,368	250	3,618

Balance at October 31, 2008	$(16,722)	$(5,942)	$(2,576)	$(25,240)

Gross change in value for the period	22,760	(32,462)	(12,647)	(22,349)
Reclassification adjustments for losses realized in income	0	29,629	0	29,629
Tax effect for the period	0	108	4,932	5,040

Balance at October 31, 2009	$6,038	$(8,667)	$(10,291)	$(12,920)

Gross change in value for the period	(14,396)	114	838	(13,444)
Reclassification adjustments for losses realized in income	0	13,091	0	13,091
Tax effect for the period	0	(3,566)	(495)	(4,061)

Balance at October 31, 2010	$(8,358)	$972	$(9,948)	$(17,334)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Cash Dividends

In fiscal 2010 and 2009, we paid semiannual dividends of 3 cents per share: an aggregate of approximately $1.4 million on August 5, 2010, to stockholders of record on July 20, 2010; $1.3 million on February 5, 2010, to stockholders of record on January 19, 2010; $1.3 million on August 5, 2009, to stockholders of record on July 20, 2009, and $1.4 million on February 5, 2009, to stockholders of record on January 19, 2009.

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

Note 10. Stock Plans

At October 31, 2010, Cooper had the following stock-based compensation plans:

2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan)

In March 2006, the Company received stockholder approval of the 2006 Directors Plan, and in March 2007, October 2007, October 2008 and December 2008, the Board of Directors amended the 2006 Directors Plan. The Company received stockholder approval of an amendment and restatement of the 2006 Directors Plan in March 2009 and the Board of Directors amended the Amended and Restated 2006 Directors Plan in October 2009 and October 2010.

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

As amended, the Amended and Restated 2006 Directors Plan provides for annual grants of stock options and restricted stock to Non-Employee Directors on November 1 and November 15, respectively, of each fiscal year. Specifically, each Non-Employee Director may be awarded the right to purchase 2,000 restricted shares of the Company’s common stock for $0.10 per share on each November 15. The restrictions on the restricted stock will lapse on the first anniversary of the date of grant. Each Non-Employee Director may also be awarded 6,500 options (7,150 options in the case of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

the Lead Director and/or the Chairman of the Board) to purchase common stock on each November 1. These options vest on the first anniversary of the date of grant. Options expire no more than 10 years after the grant date. In December 2008, the 2006 Directors’ Plan was also amended to allow discretionary granting of stock options and/or restricted stock with similar terms to the annual grant other than the specific share requirements. As of October 31, 2010, 116,366 shares remained available under the 2006 Directors’ Plan for future grants.

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

In December 2009, the Company granted stock options, restricted stock units (RSUs) and performance share awards to employees under the Amended and Restated 2007 LTIP. Equity awards are granted at 100% of fair market value on the date of grant and expire no more than 10 years after the grant date. Stock options may become exercisable based on our common stock achieving certain price targets, specified time periods elapsing or other criteria designated by the Board or its authorized committee at their discretion. RSUs are non transferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a four-year period. Performance share awards are nontransferable awards entitling the recipient to receive a variable number of shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. Legal ownership of the shares is not transferred to the recipient until the award vests, and the number of shares distributed is dependent upon the achievement of certain performance targets over a specified period of time. As of October 31, 2010, 1,289,194 shares remained available under the Amended and Restated 2007 LTIP for future grants. The amount of available shares includes shares which may be distributed under performance share awards.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Share-Based Compensation

The compensation cost and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

October 31, (In millions)	2010	2009	2008
Selling, general and administrative expenses	$8.6	$10.4	$12.4
Cost of sales	0.6	1.0	1.3
Research and development expense	0.4	0.6	(0.1)
Capitalized in inventory	0.6	1.0	1.3

Total compensation	$10.2	$13.0	$14.9

Related income tax benefit	$3.2	$4.2	$4.0

Cash received from exercises under all share-based payment arrangements for the fiscal years ended October 31, 2010, 2009 and 2008 was approximately $11.1 million, $1.1 million and $6.3 million, respectively.

Details regarding the valuation and accounting for share-based awards follow.

Stock Options

The fair value of each stock option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table. The expected life of the awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In determining the expected volatility, management considers implied volatility from publicly-traded options on the Company’s stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

Years Ended October 31,	2010	2009	2008
Expected life	5.3 years	4.0 - 5.4 years	1.5 - 5.2 years
Expected volatility	41.0%	33.6% - 40.1%	29.1% - 34.7%
Risk-free interest rate	2.26% - 2.43%	1.41% - 2.78%	3.99% - 4.37%
Dividend yield	0.21%	0.14%	0.10% - 0.14%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The status of the Company’s stock option plans at October 31, 2010, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2009	5,847,316	$43.20
Granted	320,800	34.97
Exercised	(488,886)	25.89
Forfeited or expired	(165,052)	43.26

Outstanding at October 31, 2010	5,514,178	44.27	5.03

Vested and exercisable at October 31, 2010	3,746,772	$47.96	4.39	0

The weighted-average fair value of each option granted during fiscal 2010, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $14.44. The weighted-average fair value of each option granted during fiscal 2009, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $5.03. For the 2006 Directors Plan, the weighted-average fair value of options granted for fiscal 2010 and 2009 were $11.32 and $5.30, respectively. The total intrinsic value of options exercised during the year ended October 31, 2010 was $7.6 million. The expected requisite service periods for options granted to employees in fiscal 2010 was 48 months. The periodic adjustments of the forfeiture rate resulted in reductions in share-based compensation expense of $1.2 million in fiscal 2010 and $2.9 million in fiscal 2009. Directors’ options and restricted stock grants are expensed on the date of grant as the 2006 Directors Plan does not contain a substantive future requisite service period.

Stock awards outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 LTIP generally vest over three and one-half to five years based on market and service conditions and expire no later than either five or ten years after the grant date. Options granted under the 2006 Directors Plan generally vest in five years or upon achievement of a market condition and expire no later than ten years after the grant date. The Company generally recognizes compensation expense ratably over the vesting period. As of October 31, 2010, there was $5.4 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.

Restricted Stock Units

RSUs granted under the 2007 LTIP have been granted at prices which are either equal to or above the market value of the stock on the date of grant and generally vest over four years. The fair value of restricted stock units is estimated on the date of grant based on the market price of our common stock. The Company recognizes compensation expense ratably over the vesting period. As of October 31, 2010, there was $6.9 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The status of the Company’s non-vested RSUs at October 31, 2010, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2009	323,151	$32.98
Granted	143,107	36.90
Vested and exercised	(110,749)	38.87
Forfeited or expired	(26,251)	30.22

Non-vested RSUs at October 31, 2010	329,258	$32.37

Note 11. Employee Benefits

Cooper’s Retirement Income Plan

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

The following table sets forth the Plan’s benefit obligations and fair value of the Plan assets at October 31, 2010, and the funded status of the Plan and net periodic pension costs for each of the years in the three-year period ended October 31, 2010.

Retirement Income Plan

Years Ended October 31, (In thousands)	2010	2009	2008
Change in benefit obligation
Benefit obligation, beginning of year	$47,658	$34,140	$33,035
Service cost	3,969	3,574	3,001
Interest cost	2,670	2,736	2,035
Benefits paid	(1,228)	(1,069)	(828)
Curtailment (gain)	(594)	0	0
Actuarial loss (gain)	2,276	8,277	(3,103)

Benefit obligation, end of year	$54,751	$47,658	$34,140

Change in plan assets
Fair value of plan assets, beginning of year	$26,399	$24,598	$26,852
Actual return on plan assets	4,509	(1,783)	(1,426)
Employer contributions	3,764	4,653	0
Benefits paid	(1,228)	(1,069)	(828)

Fair value of plan assets, end of year	$33,444	$26,399	$24,598

Funded status at end of year	$(21,307)	$(21,259)	$(9,542)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Years Ended October 31, (In thousands)	2010	2009	2008
Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$0	$0	$0
Current liability	0	0	0
Noncurrent liabilities	(21,307)	(21,259)	(9,542)

Net amount recognized at year end	$(21,307)	$(21,259)	$(9,542)

Amounts recognized in accumulated other comprehensive income consist of:
Net transition obligation	$41	$76	$106
Prior service cost	102	155	189
Net loss	15,459	16,639	3,927

Accumulated other comprehensive income	$15,602	$16,870	$4,222

Information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$54,751	$47,658	$34,140
Accumulated benefit obligation	$47,866	$40,749	$29,431
Fair value of plan assets	$33,444	$26,399	$24,598

Reconciliation of Prepaid (Accrued) Pension Cost
Accrued pension cost at prior fiscal year end	$(4,390)	$(5,320)	$(2,602)
Net periodic benefit cost	5,080	3,191	2,718
Contributions made during the year	3,764	4,653	0
Adjustment due to change in measurement date	0	532	0

Accrued pension cost at fiscal year end	$(5,706)	$(4,390)	$(5,320)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:
Service cost	$3,969	$3,063	$3,001
Interest cost	2,670	2,346	2,035
Expected return on plan assets	(2,444)	(2,309)	(2,374)
Amortization of transitional (asset) or obligation	21	26	26
Amortization of prior service cost	24	30	30
Recognized actuarial loss	796	36	0
Curtailment loss	44	0	0

Net periodic pension cost	$5,080	$3,192	$2,718

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income

There was no amount recognized prior to the adoption of ASC 715 at October 31, 2007.

	2010	2009	2008
Net transition obligation	$0	$0	$0
Prior service cost	0	0	0
Net loss	211	12,754	697
Amortizations of net transition obligation	(21)	(30)	(26)
Amortizations of prior service cost	(24)	(35)	(30)
Amortizations of net gain	(797)	(42)	0
Reduction in net transition obligation due to curtailment	(14)	0	0
Reduction in prior service cost due to curtailment	(29)	0	0
Reduction in net loss due to curtailment	(594)	0	0

Total recognized in other comprehensive income	$(1,268)	$12,647	$641

Total recognized in net periodic benefit cost and other comprehensive income	$3,812	$15,839	$3,359

The estimated net loss, net transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $752,375, $20,788 and $24,208, respectively.

Years Ended October 31,	2010	2009	2008
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	5.75%	7.00%	6.25%
Discount rate for determining benefit obligations at year end	5.50%	5.75%	7.00%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	9.00%	9.00%	9.00%
Expected rate of return on plan assets at year end	8.50%	9.00%	9.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2010	10/31/2009	8/31/2008

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used for the plan is based primarily on the yields of a universe of high quality corporate bonds or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction. If a discount rate of 5.75%, which is similar to prior fiscal year, had been used, the projected benefit obligation would have been $52.6 million, and the accumulated benefit obligation would have been $46.1 million.

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

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2010	2009	2008
Asset category
Cash and cash equivalents	4.1%	9.0%	2.6%
Corporate common stock	21.3%	20.8%	24.4%
Equity mutual funds	37.9%	37.3%	46.4%
Balanced mutual funds	0.0%	9.3%	0.0%
Real estate funds	5.0%	1.7%	2.6%
Bond mutual funds	31.7%	21.9%	24.0%

Total	100.0%	100.0%	100.0%

The Plan invests in a diversified portfolio of assets intended to minimize risk of poor returns while maximizing expected portfolio returns. To achieve the long-term rate of return, plan assets will be invested in a mixture of instruments, including but not limited to, corporate common stock (may include the Company’s stock), investment grade bond funds, cash, balanced funds, real estate funds, small or large cap equity funds and international equity funds. The allocation of assets will be determined by the investment manager, and will typically include 50% to 80% equities with the remainder invested in fixed income and cash. Presently, this diversified portfolio is expected to return roughly 8.5% in the long run.

Fair Value Measurement of Plan Assets

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$1,362	$1,362	$0	$0
Corporate common stock	7,128	7,128	0	0
Equity mutual funds	12,680	0	12,680	0
Real estate funds	1,656	0	1,656	0
Bond mutual funds	10,618	0	10,618	0

Total	$33,444	$8,490	$24,954	$0

The Plan has an established process for determining the fair value of plan assets. Fair value is based upon quoted market prices, as Level 1 inputs, where available. For our investments in equity and bond

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

mutual funds, fair value is based on observable, Level 2 inputs, as price quotes are not available. Observable inputs include individual funds procedures for establishing value as well as liquidity restrictions and fund status regarding new investors. Level 3 assets are those where price quotes are not readily available and the fair value is determined based on unobservable inputs. For our investments in real estate funds, the fair value is based on the net asset value provided by the investment manager who uses market data and independent third party appraisals to determine fair market value.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Cash Flows

Contributions

The Company contributions to the pension plan were $3.8 million and $4.7 million for fiscal 2010 and 2009, respectively, and no contribution for fiscal 2008. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company is expected to make contributions of about $6.0 million during fiscal 2011.

Estimated Future Benefit Payments

Years
(In thousands)
2010 - 2011	$1,388
2011 - 2012	1,582
2012 - 2013	1,727
2013 - 2014	1,986
2014 - 2015	2,220
2015 - 2020	16,237

In October 2007, we adopted the funded status provision of ASC 715, Compensation – Retirement Benefits, which required that we recognize the overfunded or underfunded status of the Plan as an asset or liability on our October 31, 2007 Consolidated Balance Sheet. Subsequent changes in the funded status are recognized through comprehensive income in the year in which they occur. ASC 715 also requires that for fiscal 2009, our assumptions used to measure annual pension expenses be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. For fiscal years ending October 31, 2008 and prior, the Plan used an August 31 measurement date, and all plan assets and obligations were generally reported as of that date.

The fair value of the plan assets decreased $4.9 million from the measurement date of August 31, 2008, and the Company’s fiscal year end October 31, 2008.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Cooper’s 401(k) Savings Plan

Cooper’s 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all full-time United States employees. Employees who participate in the 401(k) plan may elect to have from 1% to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper’s contributions on account of participating employees, net of forfeiture credits, were $2.1 million, $2.2 million and $2.3 million for the years ended October 31, 2010, 2009 and 2008, respectively.

Note 12. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2010, were payable as follows:

(In thousands)
2011	$28,582
2012	30,108
2013	15,181
2014	12,949
2015	12,328
2016 and thereafter	71,417

$170,565

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $28.8 million, $27.7 million and $26.6 million in 2010, 2009 and 2008, respectively.

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

In re Cooper Companies, Inc. Securities Litigation

A consolidated securities class action lawsuit titled In re Cooper Companies, Inc. Securities Litigation is pending in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board and a director, Robert S. Weiss, its Chief Executive Officer and a director, and Gregory A. Fryling, CooperVision’s former President and Chief Operating Officer.

On May 4, 2010, the Company announced that it has reached an agreement in principle to settle the consolidated class action lawsuit for $27.0 million. The Court granted preliminary approval of the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

proposed settlement on August 16, 2010, and final approval on December 13, 2010. The Company has exhausted its insurance coverage in defense of this litigation, and if the settlement were to be overturned as a result of an appeal, general and administrative expenses will increase.

In re Cooper Companies, Inc. Derivative Litigation

The Company is a nominal defendant in shareholder derivative litigation against several current and former officers and directors of the Company. Four actions filed in the United States District Court for the Central District of California have been consolidated under the heading In re Cooper Companies, Inc. Derivative Litigation, Case No. 8:06-CV-00300-CJC-RNB, and three actions filed in the Superior Court for the State of California for the County of Alameda have been consolidated under the heading In re Cooper Companies, Inc. Shareholder Derivative Litigation, Case No. RG06260748. On November 29, 2006, the Superior Court for the County of Alameda entered an order staying the consolidated action pending the resolution of the federal derivative action. On December 6, 2010, the Company reached an agreement in principle to settle the consolidated derivative actions, which is subject to court approval. If the settlement is approved by the Court, the Company will implement and/or maintain certain corporate governance measures and pay attorneys fees of counsel to the plaintiffs approved by the Court in an amount not to exceed $750 thousand. The Court is expected to consider a motion for preliminary approval of the proposed settlement in fiscal 2011, at which time it is expected to set a hearing date for final approval of the proposed settlement.

Both the state and federal derivative actions are derivative in nature and do not seek damages from the Company.

Note 13. Financial Information for Guarantor and Non-Guarantor Subsidiaries

On January 31, 2007, the Company issued $350 million aggregate principal amount of 7.125% Senior Notes due 2015 (the Senior Notes, see Note 6 to the consolidated financial statements) of which $339.0 million are outstanding. The Senior Notes are guaranteed by certain of our direct and indirect subsidiaries. The Senior Notes are our general unsecured obligations; senior in right of payment to all of our existing and any future subordinated indebtedness; pari passu in right of payment with all of our existing and any future unsecured indebtedness that is not by its terms expressly subordinated to the Senior Notes; effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness; unconditionally guaranteed by all of our existing and future domestic subsidiaries, other than any excluded domestic subsidiaries; and structurally subordinated to indebtedness of our subsidiaries that are not subsidiary guarantors.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Presented below are the Consolidating Condensed Statements of Operations for the years ended October 31, 2010, 2009 and 2008, the Consolidating Condensed Balance Sheets as of October 31, 2010 and 2009 and the Consolidating Condensed Statements of Cash Flows for the years ended October 31, 2010, 2009 and 2008 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries):

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2010
Net sales	$0	$574,909	$807,638	$(224,030)	$1,158,517
Cost of sales	0	284,370	431,192	(233,768)	481,794

Gross profit	0	290,539	376,446	9,738	676,723

Operating expenses	28,497	207,340	250,974	0	486,811

Operating income (loss)	(28,497)	83,199	125,472	9,738	189,912
Interest expense	35,808	0	860	0	36,668
Litigation settlement charges	27,750	0	0	0	27,750
Other income (expense), net	13,123	574	(14,748)	(17)	(1,068)

Income (loss) before income taxes	(78,932)	83,773	109,864	9,721	124,426
Provision for (benefit from) income taxes	(34,551)	36,324	9,850	0	11,623

Net income (loss)	$(44,381)	$47,449	$100,014	$9,721	$112,803

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2009
Net sales	$0	$519,888	$718,185	$(157,652)	$1,080,421
Cost of sales	0	248,524	393,554	(158,151)	483,927

Gross profit	0	271,364	324,631	499	596,494

Operating expenses	28,010	185,254	233,374	0	446,638

Operating income (loss)	(28,010)	86,110	91,257	499	149,856
Interest expense	42,971	0	1,172	0	44,143
Other (income) expense, net	(16,348)	(1,085)	8,318	0	(9,115)

Income (loss) before income taxes	(54,633)	87,195	81,767	499	114,828
Provision for (benefit from) income taxes	(26,534)	37,334	3,480	0	14,280

Net income (loss)	$(28,099)	$49,861	$78,287	$499	$100,548

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2008(1)
Net sales	$0	$510,527	$692,385	$(155,537)	$1,047,375
Cost of sales	0	247,916	346,827	(157,398)	437,345

Gross profit	0	262,611	345,558	1,861	610,030

Operating expenses	29,082	198,446	255,539	0	483,067

Operating income (loss)	(29,082)	64,165	90,019	1,861	126,963
Interest expense	51,657	0	1,372	0	53,029
Other (income) expense, net	(28,160)	15,901	12,231	0	(28)

Income (loss) before income taxes	(52,579)	48,264	76,416	1,861	73,962
Provision for (benefit from) income taxes	(26,051)	22,212	13,845	0	10,006

Net income (loss)	$(26,528)	$26,052	$62,571	$1,861	$63,956

(1)	Adjusted as a result of the retrospective adoption of FSP APB 14-1.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,129	$(2,349)	$4,793	$0	$3,573
Trade receivables, net	0	73,442	124,048	0	197,490
Inventories	0	97,258	171,473	(40,829)	227,902
Deferred tax assets	2,657	22,060	4,111	0	28,828
Other current assets	881	7,592	25,074	0	33,547

Total current assets	4,667	198,003	329,499	(40,829)	491,340

Property, plant and equipment, net	1,175	77,155	515,557	0	593,887
Goodwill	116	679,127	582,733	0	1,261,976
Other intangibles, net	0	69,548	44,629	0	114,177
Deferred tax assets	69,805	(49,648)	2,915	0	23,072
Other assets	1,680,450	22,837	13,947	(1,676,668)	40,566

	$1,756,213	$997,022	$1,489,280	$(1,717,497)	$2,525,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$0	$1,208	$17,951	$0	$19,159
Other current liabilities	15,321	53,299	111,741	0	180,361

Total current liabilities	15,321	54,507	129,692	0	199,520

Long-term debt	591,750	(100)	327	0	591,977
Deferred tax liabilities	0	0	20,202	0	20,202
Intercompany and other liabilities	234,503	(304,809)	116,849	0	46,543

Total liabilities	841,574	(250,402)	267,070	0	858,242
Stockholders’ equity	914,639	1,247,424	1,222,210	(1,717,497)	1,666,776

	$1,756,213	$997,022	$1,489,280	$(1,717,497)	$2,525,018

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,574	$(1,688)	$3,046	$0	$3,932
Trade receivables, net	0	59,926	111,015	0	170,941
Inventories	0	107,475	203,557	(50,186)	260,846
Deferred tax assets	1,849	18,738	2,773	0	23,360
Other current assets	5,053	5,713	33,766	267	44,799

Total current assets	9,476	190,164	354,157	(49,919)	503,878

Property, plant and equipment, net	1,396	95,331	505,841	0	602,568
Goodwill	116	669,125	587,788	0	1,257,029
Other intangibles, net	0	66,904	47,796	0	114,700
Deferred tax assets	46,081	(20,752)	2,452	0	27,781
Other assets	1,682,377	24,667	15,575	(1,676,668)	45,951

	$1,739,446	$1,025,439	$1,513,609	$(1,726,587)	$2,551,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$0	$1,548	$8,296	$0	$9,844
Other current liabilities	22,732	37,068	105,770	0	165,570

Total current liabilities	22,732	38,616	114,066	0	175,414

Long-term debt	764,000	0	7,630	0	771,630
Deferred tax liabilities	0	0	16,456	0	16,456
Intercompany and other liabilities	17,271	(213,151)	243,945	0	48,065

Total liabilities	804,003	(174,535)	382,097	0	1,011,565
Stockholders’ equity	935,443	1,199,974	1,131,512	(1,726,587)	1,540,342

	$1,739,446	$1,025,439	$1,513,609	$(1,726,587)	$2,551,907

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2010
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(62,072)	$132,226	$197,509	$0	$267,663

Cash flows from investing activities:
Purchase of property, plant and equipment	(93)	(9,145)	(64,519)	0	(73,757)
Acquisitions of businesses, net of cash acquired	0	(27,782)	(5,065)	0	(32,847)
Intercompany (investment in subsidiaries)	224,199	0	0	(224,199)	0

Net cash (used in) provided by investing activities	224,106	(36,927)	(69,584)	(224,199)	(106,604)

Cash flows from financing activities:
Proceeds (repayments) under short-term agreements	0	(340)	12,448	0	12,108
Intercompany proceeds (repayments)	0	(95,520)	(128,679)	224,199	0
Net proceeds of long-term debt	(172,250)	(100)	(10,096)	0	(182,446)
Dividends on common stock	(2,732)	0	0	0	(2,732)
Excess tax benefit from share-based compensation arrangements	407	0	0	0	407
Issuance of common stock for stock plans	11,096	0	0	0	11,096

Net cash provided by (used in) financing activities	(163,479)	(95,960)	(126,327)	224,199	(161,567)

Effect of exchange rate changes on cash and cash equivalents	0	0	149	0	149

Net increase (decrease) in cash and cash equivalents	(1,445)	(661)	1,747	0	(359)
Cash and cash equivalents at the beginning of the period	2,574	(1,688)	3,046	0	3,932

Cash and cash equivalents at the end of the period	$1,129	$(2,349)	$4,793	$0	$3,573

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2009
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,331)	$115,306	$119,153	$0	$223,128

Cash flows from investing activities:
Purchase of property, plant and equipment	(189)	(21,984)	(71,733)	0	(93,906)
Acquisitions of businesses, net of cash acquired	(453)	(1,167)	(3,111)	0	(4,731)
Intercompany (investment in subsidiaries)	112,056	0	0	(112,056)	0

Net cash (used in) provided by investing activities	111,414	(23,151)	(74,844)	(112,056)	(98,637)

Cash flows from financing activities:
Proceeds (repayments) under short-term agreements	(750)	(135)	(35,075)	0	(35,960)
Intercompany proceeds (repayments)	0	(92,862)	(19,194)	112,056	0
Net proceeds of long-term debt	(95,318)	0	10,000	0	(85,318)
Dividends on common stock	(2,712)	0	0	0	(2,712)
Excess tax benefit from share-based compensation arrangements	135	0	0	0	135
Issuance of common stock for stock plans	1,116	0	0	0	1,116

Net cash provided by (used in) financing activities	(97,529)	(92,997)	(44,269)	112,056	(122,739)

Effect of exchange rate changes on cash and cash equivalents	0	0	236	0	236

Net increase (decrease) in cash and cash equivalents	2,554	(842)	276	0	1,988
Cash and cash equivalents at the beginning of the period	20	(846)	2,770	0	1,944

Cash and cash equivalents at the end of the period	$2,574	$(1,688)	$3,046	$0	$3,932

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Year Ended October 31, 2008(1)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(38,322)	$6,611	$128,239	$0	$96,528

Cash flows from investing activities:
Purchase of property, plant and equipment	(133)	(23,037)	(101,715)	0	(124,885)
Acquisitions of businesses, net of cash acquired	(111)	(1,690)	(2,071)	0	(3,872)
Intercompany (investment in subsidiaries)	3,101	0	0	(3,101)	0

Net cash (used in) provided by investing activities	2,857	(24,727)	(103,786)	(3,101)	(128,757)

Cash flows from financing activities:
Net (repayments) proceeds of short-term debt	708	1,121	(5,334)	0	(3,505)
Intercompany proceeds (repayments)	0	15,660	(18,761)	3,101	0
Net proceeds of long-term debt	29,385	0	15	0	29,400
Dividends on common stock	(2,699)	0	0	0	(2,699)
Excess tax benefit from share-based compensation	1,758	0	0	0	1,758
Proceeds from exercise of stock options	6,250	0	0	0	6,250

Net cash provided by (used in) financing activities	35,402	16,781	(24,080)	3,101	31,204

Effect of exchange rate changes on cash and cash equivalents	0	0	(257)	0	(257)

Net increase (decrease) in cash and cash equivalents	(63)	(1,335)	116	0	(1,282)
Cash and cash equivalents at the beginning of the period	83	489	2,654	0	3,226

Cash and cash equivalents at the end of the period	$20	$(846)	$2,770	$0	$1,944

(1)	Adjusted as a result of the retrospective adoption of FSP APB 14-1.

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

The following table presents a summary of our business segment net sales:

(In thousands)	2010	2009	2008
CooperVision net sales by category:
Toric soft lens	$292,732	$258,174	$284,532
Multifocal soft lens	71,603	70,863	62,327
Single-use sphere soft lens	207,250	185,521	161,023
Non single-use sphere and other eye care products	398,898	394,969	371,156

Total CooperVision net sales	970,483	909,527	879,038
CooperSurgical net sales	188,034	170,894	168,337

Total net sales	$1,158,517	$1,080,421	$1,047,375

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by business segment for each of the years in the three-year period ended October 31, 2010 follows:

(In thousands)	CVI	CSI	Corporate & Eliminations	Consolidated
2010
Net sales from non-affiliates	$970,483	$188,034	$0	$1,158,517

Operating income (loss)	$171,345	$47,064	$(28,497)	$189,912

Other loss, net				(1,068)
Interest expense				(36,668)
Litigation settlement charges				(27,750)

Income before income taxes				$124,426

Identifiable assets	$2,141,685	$328,931	$54,402	$2,525,018

Depreciation expense	$72,717	$2,913	$315	$75,945

Amortization expense	$12,361	$5,695	$0	$18,056

Capital expenditures	$69,793	$3,871	$93	$73,757

2009
Net sales from non-affiliates	$909,527	$170,894	$0	$1,080,421

Operating income (loss)	$138,311	$39,555	$(28,010)	$149,856

Other income, net				9,115
Interest expense				(44,143)

Income before income taxes				$114,828

Identifiable assets	$2,184,856	$304,927	$62,124	$2,551,907

Depreciation expense	$70,538	$3,874	$330	$74,742

Amortization expense	$12,239	$5,621	$0	$17,860

Capital expenditures	$89,223	$4,533	$150	$93,906

2008(1)
Net sales from non-affiliates	$879,038	$168,337	$0	$1,047,375

Operating income (loss)	$123,386	$32,659	$(29,082)	$126,963

Other income, net				28
Interest expense				(53,029)

Income before income taxes				$73,962

Identifiable assets	$2,214,609	$312,145	$60,862	$2,587,616

Depreciation expense	$62,372	$2,768	$271	$65,411

Amortization expense	$12,442	$4,332	$0	$16,774

Capital expenditures	$122,446	$2,257	$182	$124,885

(1)	Adjusted as a result of the retrospective adoption of FSP APB 14-1.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2010, follows:

(In thousands)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2010
Sales to unaffiliated customers	$568,786	$345,970	$243,761	$1,158,517
Sales between geographic areas	143,951	300,948	(444,899)	0

Net sales	$712,737	$646,918	$(201,138)	$1,158,517

Operating income	$57,776	$(4,935)	$137,071	$189,912

Long-lived assets	$357,200	$227,780	$8,907	$593,887

2009
Sales to unaffiliated customers	$515,720	$342,690	$222,011	$1,080,421
Sales between geographic areas	122,741	269,123	(391,864)	0

Net sales	$638,461	$611,813	$(169,853)	$1,080,421

Operating income	$70,058	$(1,898)	$81,696	$149,856

Long-lived assets	$375,349	$218,974	$8,245	$602,568

2008
Sales to unaffiliated customers	$503,145	$336,877	$207,353	$1,047,375
Sales between geographic areas	134,162	287,716	(421,878)	0

Net sales	$637,307	$624,593	$(214,525)	$1,047,375

Operating income	$33,203	$10,544	$83,216	$126,963

Long-lived assets	$375,642	$219,783	$7,229	$602,654

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 15. Selected Quarterly Financial Data (Unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net sales	$260,258	$289,271	$295,635	$313,353

Gross profit	$149,763	$163,493	$175,986	$187,481

Income before income taxes*	$24,426	$2,472	$43,652	$53,876
Provision for (benefit from) income taxes	4,003	(1,984)	3,925	5,679

Net income	$20,423	$4,456	$39,727	$48,197

Basic earnings per share	$0.45	$0.10	$0.87	$1.06
Diluted earnings per share	$0.44	$0.10	$0.86	$1.03
2009
Net sales	$251,142	$260,594	$285,230	$283,455

Gross profit	$142,135	$149,057	$146,395	$158,907

Income before income taxes	$29,468	$30,637	$22,685	$32,038
Provision for income taxes	5,595	5,988	777	1,920

Net income	$23,873	$24,649	$21,908	$30,118

Basic earnings per share	$0.53	$0.55	$0.48	$0.67
Diluted earnings per share	$0.53	$0.54	$0.48	$0.66

*	During the fiscal second quarter of 2010, we recorded a $27.0 million charge related to the settlement of the consolidated securities class action lawsuit.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, assessed that the effectiveness of the Company’s internal control over financial reporting was effective as of October 31, 2010.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010, as stated in their report in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

As of October 31, 2010, there had been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the subheadings, “Proposal 1 – Election of Directors,” “Executive Officers of the Company,” “Ownership of the Company – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – The Board of Directors,” “Corporate Governance – Ethics and Business Conduct Policy,” “Corporate Governance – Board Committees – The Audit Committee” and “Report of the Audit Committee” of the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on March 16, 2011 (the “2011 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Director Compensation” of the 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5 Market for Registrant’s Common Equity and Related Stockholder Matters – Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the subheadings “Securities Held by Management” and “Principal Securityholders” of the “Ownership of the Company” section of the 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the subheadings “Corporate Governance – Related Party Transactions,” “Proposal 1 – Election of Directors” and “Corporate Governance – The Board of Directors” of the 2011 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2011 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2010, 2009 and 2008
Balance Sheets as of October 31, 2010 and 2009
Statements of Cash Flows for the years ended October 31, 2010, 2009 and 2008
Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended October 31, 2010, 2009 and 2008
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

SCHEDULE II

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended October 31, 2010

(In thousands)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other(1)	Balance at End of Year
Allowance for doubtful accounts:

Year Ended October 31, 2010	$4,690	$1,467	$(1,919)	$4,238

Year Ended October 31, 2009	$4,541	$1,306	$(1,157)	$4,690

Year Ended October 31, 2008	$6,194	$378	$(2,031)	$4,541

(1)	Consists of additions representing allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In thousands)	Balance at Beginning of Year	Additions	Reductions/ Charges	Balance at End of Year
Income tax valuation allowance:

Year Ended October 31, 2010	$0	$0	$0	$0

Year Ended October 31, 2009	$0	$0	$0	$0

Year Ended October 31, 2008	$0	$0	$0	$0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 17, 2010.

THE COOPER COMPANIES, INC.

By:	/S/ ROBERT S. WEISS
Robert S. Weiss Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date

/S/ ROBERT S. WEISS (Robert S. Weiss)	President, Chief Executive Officer and Director	December 17, 2010

/S/ A. THOMAS BENDER (A. Thomas Bender)	Chairman of the Board	December 17, 2010

/S/ ALLAN E. RUBENSTEIN, M.D. (Allan E. Rubenstein)	Vice Chairman of the Board and Lead Director	December 17, 2010

/S/ EUGENE J. MIDLOCK (Eugene J. Midlock)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 17, 2010

/S/ RODNEY E. FOLDEN (Rodney E. Folden)	Vice President and Corporate Controller (Principal Accounting Officer)	December 17, 2010

/S/ MICHAEL H. KALKSTEIN (Michael H. Kalkstein)	Director	December 17, 2010

/S/ JODY S. LINDELL (Jody S. Lindell)	Director	December 17, 2010

/S/ DONALD PRESS (Donald Press)	Director	December 17, 2010

/S/ STEVEN ROSENBERG (Steven Rosenberg)	Director	December 17, 2010

/S/ STANLEY ZINBERG, M.D. (Stanley Zinberg)	Director	December 17, 2010

EXHIBIT INDEX

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

3.1	-	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated January 13, 2006

3.2	-	Amended and Restated By-Laws, The Cooper Companies, Inc., dated December 14, 2010, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 15, 2010

4.1	-	Amended and Restated Rights Agreement, dated as of October 29, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 30, 2007

4.2	-	Indenture, dated as of January 31, 2007, by and among The Cooper Companies, Inc., the Subsidiary Guarantors listed on the signatures pages thereto, and HSBC Bank USA, National Association, including the form of 7.125% Senior Notes due 2015, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007.

4.3	-	Registration Rights Agreement, dated as of January 31, 2007, by and among The Cooper Companies, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and KeyBanc Capital Markets, a division of McDonald Investments, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 6, 2007

10.1	-	Severance Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992

10.2	-	Severance Agreement entered into as of April 26, 1990, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 1995

10.3	-	The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007

10.4	-	Change in Control Agreement entered into as of June 8, 2007, by and between The Cooper Companies, Inc. and Eugene J. Midlock, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.5	-	Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and John A. Weber, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on form 10-K for the fiscal year ended October 31, 2008

10.6	-	Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and Paul L. Remmell, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on form 10-K for the fiscal year ended October 31, 2008

10.7	-	1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix A to the Company’s Proxy Statement for its 1996 Annual Meeting of Stockholders

10.8	-	Amendment No. 1 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996

10.9	-	Amendment No. 2 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997

10.10	-	Amendment No. 3 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1999, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.11	-	Amendment No. 4 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 24, 2000, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.12	-	Amendment No. 5 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.13	-	Amendment No. 6 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on form S-8 dated November 21, 2002

10.14	-	Amendment No. 7 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc. dated November 4, 2002, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.15	-	Amendment No. 8 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated October 29, 2003, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.16	-	Amendment No. 9 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated November 9, 2005, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006

10.17	-	Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.18	-	Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.19	-	The Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009

10.20	-	Amendment No. 1 to the Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009

10.21	-	Amendment No. 2 to the Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.

10.22	-	Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.23	-	Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.24	-	Second Amended and Restated 2001 Long-Term Incentive Plan, incorporated by reference to Appendix 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006

10.25	-	Form of Incentive Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2001 Long Term Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.26	-	The Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009

10.27	-	Form of Non-Qualified Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.28	-	Form of UK Tax Approved Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.29	-	Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.30	-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision International Holding Company LP and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.31	-	Deed of Novation dated March 3, 2003 between Abbott Vascular Devices Limited (formerly known as Biocompatibles Limited) and CooperVision Technology, Inc. and The Cooper Companies, Inc. and Biocompatibles UK Limited, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.32 (a)	-	License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008

10.33	-	Lease Contract dated as of November 6, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2005.

10.34	-	First Supplement and Amendment to Lease Contract dated as of December 30, 2003 by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 11, 2005.

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.35	-	Assignment of Lease Agreement dated as of June 29, 2004 by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 11, 2005

10.36	-	Credit Agreement, dated as of January 31, 2007, among The Cooper Companies, Inc., the lenders from time to time party thereto, KeyBank National Association, as sole bookrunner, a lead arranger, administrative agent, swing line lender and an LC issuer, Citigroup Global Markets Inc., as a lead arranger, JPMorgan Chase Bank, N.A., as syndication agent, Union Bank of California, N.A. and BMO Capital Markets Financing Inc., as co-documentation agents, and BNP Paribas, The Royal Bank of Scotland PLC and SunTrust Bank, as managing agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007

10.37	-	The Cooper Companies, Inc. 2010 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 26, 2010

10.38	-	The Cooper Companies, Inc. 2011 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2010

10.39	-	Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 13, 2009

11 (b)	-	Calculation of earnings per share

21	-	Subsidiaries

23	-	Consent and Report on Schedule of Independent Registered Public Accounting Firm

31.1	-	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	-	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101		Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the years ended October 31, 2010, 2009 and 2008; (ii) Balance Sheets as of October 31, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the years ended October 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended October 31, 2010, 2009 and 2008; (v) Notes to Consolidated Financial Statements, tagged as blocks of text and (vi) Financial Statement Schedule II, tagged as a block of text.

(a)

The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

(b)	The information required in this exhibit is provided in Note 4, “Earnings per Share,” in this report.