Form 10-Q
period 2011-01-31
COOPER COMPANIES INC
filed 2011-03-04
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended January 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	46,234,498 Shares
Class	Outstanding at February 28, 2011

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income Three Months Ended January 31, (In thousands, except for earnings per share) (Unaudited)	2011	2010
Net sales	$293,229	$260,258
Cost of sales	116,623	110,495

Gross profit	176,606	149,763
Selling, general and administrative expense	113,453	100,578
Research and development expense	9,727	7,626
Restructuring costs	0	363
Gain on settlement of preexisting relationship	6,080	0
Amortization of intangibles	4,713	4,217

Operating income	54,793	36,979
Interest expense	6,951	10,225
Other expense, net	734	2,328

Income before income taxes	47,108	24,426
Provision for income taxes	1,813	4,003

Net income	$45,295	$20,423

Basic earnings per share	$0.99	$0.45

Diluted earnings per share	$0.96	$0.44

Number of shares used to compute earnings per share:
Basic	45,986	45,293

Diluted	47,391	46,123

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheet (In thousands) (Unaudited)	January 31, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,320	$3,573
Trade accounts receivable, net of allowance for doubtful accounts of $4,082 at January 31, 2011 and $4,238 at October 31, 2010	189,462	197,490
Inventories	239,996	227,902
Deferred tax assets	27,002	28,828
Prepaid expense and other current assets	43,563	33,547

Total current assets	503,343	491,340

Property, plant and equipment, at cost	916,240	919,268
Less: accumulated depreciation and amortization	320,415	325,381

	595,825	593,887

Goodwill	1,268,734	1,261,976
Other intangibles, net	130,380	114,177
Deferred tax assets	25,489	23,072
Other assets	48,167	40,566

	$2,571,938	$2,525,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$15,486	$19,159
Accounts payable	48,341	51,792
Employee compensation and benefits	32,643	44,821
Accrued income taxes	3,068	4,494
Other current liabilities	86,536	79,254

Total current liabilities	186,074	199,520

Long-term debt	586,724	591,977
Deferred tax liabilities	20,202	20,202
Accrued pension liability and other	56,639	46,543

Total liabilities	849,639	858,242

Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	0	0
Common stock, 10 cents par value, shares authorized: 70,000; issued 46,473 at January 31, 2011 and 46,140 at October 31, 2010	4,648	4,614
Additional paid-in capital	1,094,552	1,083,779
Accumulated other comprehensive loss	(17,011)	(17,334)
Retained earnings	644,432	600,522
Treasury stock at cost: 282 shares at January 31, 2011 and 313 shares at October 31, 2010	(4,322)	(4,805)

Stockholders’ equity	1,722,299	1,666,776

	$2,571,938	$2,525,018

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows Three Months Ended January 31, (In thousands) (Unaudited)	2011	2010
Cash flows from operating activities:
Net income	$45,295	$20,423
Depreciation and amortization	22,894	22,905
Gain on settlement of preexisting relationship	(6,080)	0
Increase in operating capital	714	645
Other non-cash items	10,108	12,169

Net cash provided by operating activities	72,931	56,142

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,785)	(12,911)
Acquisitions of businesses, net of cash acquired, and other	(32,449)	(8,507)

Net cash used in investing activities	(61,234)	(21,418)

Cash flows from financing activities:
Net (repayments) proceeds of short-term debt	(3,673)	8,068
Repayments of long-term debt	(514,200)	(158,910)
Proceeds from long-term debt	508,947	112,686
Debt acquisition costs	(9,207)	0
Excess tax benefit from share-based compensation arrangements	0	407
Issuance of common stock for employee stock plans	6,188	919

Net cash used in financing activities	(11,945)	(36,830)
Effect of exchange rate changes on cash and cash equivalents	(5)	(4)

Net decrease in cash and cash equivalents	(253)	(2,110)
Cash and cash equivalents - beginning of period	3,573	3,932

Cash and cash equivalents - end of period	$3,320	$1,822

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income Three Months Ended January 31, (In thousands) (Unaudited)	2011	2010
Net income	$45,295	$20,423
Other comprehensive income (loss):
Foreign currency translation adjustment	175	(17,050)
Change in value of derivative instruments, net of tax	142	5,931
Additional minimum pension liability, net of tax	6	0

Other comprehensive income (loss)	323	(11,119)

Comprehensive income	$45,618	$9,304

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at January 31, 2011 and October 31, 2010, the consolidated results of its operations for the three months ended January 31, 2011 and 2010 and its consolidated condensed cash flows for the three months ended January 31, 2011 and 2010. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.

During interim periods, we follow the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. Please refer to this when reviewing this Quarterly Report on Form 10-Q.

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

During the fiscal first three months of 2011, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, for a more complete discussion of our estimates and critical accounting policies.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

New Accounting Pronouncements

On November 1, 2010, the Company adopted portions of the Accounting Standards Update (ASU) 2010-6, which amends Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. This ASU added new requirements for disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2 and 3 fair value measurements. The requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis will be effective for the Company for the fiscal year beginning on November 1, 2011. The partial adoption of this guidance did not have a material impact on our consolidated condensed financial statements.

In December 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-29, which amends ASC 805, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2010-29, which is effective for the Company for the fiscal year beginning on November 1, 2011, will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, which amends ASC 350, Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not anticipate the adoption of ASU 2010-28, which is effective for the Company on November 1, 2011, will have a material impact on our consolidated financial statements. Early adoption is not permitted.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 2. Acquisition and Restructuring Costs

Aime Acquisition

On December 1, 2010, CVI purchased certain assets of Asahikasei Aime Co., Ltd. (Aime) from Asahi Kasei Pharma Corporation, and the results of operations are included in our consolidated results of operations from that date. In the transaction, CVI, through its subsidiaries, acquired Aime’s contact lens and lens solution business, including employees; rights to sell our Biofinity® brand of contact lenses in Japan, lenses that currently have regulatory approval for sale, which rights had been retained by Aime; intellectual property related to the materials used in our silicone hydrogel products; and the rights to manufacturing supply agreements for the supply of silicone hydrogel materials used in CVI’s Biofinity® and Avaira® product lines.

We paid approximately $31.4 million in cash and recognized $12.3 million at fair value of contractual obligations for Aime. We ascribed $0.7 million to goodwill, $22.6 million to net working capital and other assets and $20.4 million to intangibles assets. The intangible assets include $7.8 million for market share with an estimated useful life of 3 years; $3.6 million for technology with an estimated useful life of 7 years; $8.6 million for license agreements with an estimated useful life of 15 years; and $0.4 million for customer relationships and trade names with weighted average estimated useful lives of 1 year.

Fair value for the purposes of purchase price allocation was primarily determined using discounted cash flow models. The discounted cash flow models were based on estimates of future operating trends of the acquired business and rights to sell products as well as judgments on the discount rates used and other variables. We determined net sales forecasts based on a number of factors including our best estimate of near-term net sales expectations and long-term projections, which include review of internal and independent market analysis. The discount rate used was representative of the weighted average cost of capital.

Prior to the acquisition, Aime had retained the right to sell our Biofinity brand of contact lenses in certain defined markets, and CVI was obligated to sell Biofinity to Aime. In accordance with the accounting guidance relating to the accounting for a preexisting relationship between the parties to a business combination, we recorded a gain of $6.1 million on the settlement of this supply agreement in our Consolidated Statement of Income for the fiscal first quarter of 2011. The gain increases the purchase consideration for this acquisition and the related goodwill.

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

CVI completed restructuring activities in Adelaide in our fiscal third quarter of 2010 and in Norfolk in our fiscal first quarter of 2011.

The total restructuring costs under this plan were approximately $23.1 million, with $15.4 million associated with assets, including accelerated depreciation and facility lease and contract termination costs, and $7.7 million associated with employee benefit costs, including severance payments,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

termination benefit costs, retention bonus payouts and other similar costs. These costs were reported as cost of sales or restructuring costs in our Consolidated Statements of Income.

In the fiscal first quarter of 2011, $1.9 million, including $0.8 million of employee benefit costs and $1.1 million of costs associates with assets, primarily non-cash, are reported in cost of sales. In the year ended October 31, 2010, $16.1 million, including $3.3 million of employee benefits costs and $12.8 million of costs associated with assets, primarily non-cash, were reported as $16.0 million in cost of sales and $0.1 million in restructuring costs. In the year ended October 31, 2009, $5.1 million including $3.6 million of employee benefit costs and $1.5 million of non-cash costs associated with assets were reported as $5.0 million in cost of sales and $0.1 million in restructuring costs.

(In millions)	Balance at Beginning of Period	Additions Charged to Costs of Sales and Restructuring Costs	Payments and Adjustments	Balance at End of Period
Year Ended October 31, 2009
Other current liabilities	$0	$3.6	$0.6	$3.0
Accelerated depreciation and other	0	1.5	1.2	0.3

	$0	$5.1	$1.8	$3.3

Year Ended October 31, 2010
Other current liabilities	$3.0	$4.4	$4.9	$2.5
Accelerated depreciation and other	0.3	11.7	10.2	1.8

	$3.3	$16.1	$15.1	$4.3

Fiscal Quarter Ended January 31, 2011
Other current liabilities	$2.5	$0.9	$3.2	$0.2
Accelerated depreciation and other	1.8	1.0	1.5	1.3

	$4.3	$1.9	$4.7	$1.5

The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

Note 3. Inventories

(In thousands)	January 31, 2011	October 31, 2010
Raw materials	$51,226	$47,411
Work-in-process	10,534	8,937
Finished goods	178,236	171,554

	$239,996	$227,902

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 4. Intangible Assets

Goodwill

(In thousands)	CVI	CSI	Total
Balance as of October 31, 2009	$1,049,270	$207,759	$1,257,029
Net additions during the year ended October 31, 2010	0	10,102	10,102
Translation	(4,998)	(157)	(5,155)

Balance as of October 31, 2010	1,044,272	217,704	1,261,976
Net additions during the three-month period ended January 31, 2011	6,835	105	6,940
Translation	(171)	(11)	(182)

Balance as of January 31, 2011	$1,050,936	$217,798	$1,268,734

The Company performed its annual impairment test during the fiscal third quarter of 2010, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.

Other Intangible Assets

	As of January 31, 2011		As of October 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$3,115	$1,226	$3,022	$1,195
Technology	109,298	55,363	105,527	52,954
Shelf space and market share	96,883	39,934	88,803	37,953
License and distribution rights and other	24,576	6,969	15,701	6,774

	233,872	$103,492	213,053	$98,876

Less accumulated amortization and translation	103,492		98,876

Other intangible assets, net	$130,380		$114,177

We estimate that amortization expense will average $19.7 million per year in the three-year period ending October 31, 2013 and average $13.2 million in the two succeeding years ending October 31, 2015.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 5. Debt

(In thousands)	January 31, 2011	October 31, 2010
Short-term:
Overdraft and other credit facilities	$15,486	$19,159
Current portion of long-term debt	0	0

	$15,486	$19,159

Long-term:
Lines of credit	$247,500	$252,750
Senior notes	339,000	339,000
Other	224	227

	$586,724	$591,977

Credit Agreement: On January 12, 2011, Cooper refinanced its existing $650.0 million syndicated Senior Unsecured Revolving Line of Credit (Revolver) with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and a delayed draw term loan facility in an aggregate principal amount of $250.0 million, each of which, unless terminated earlier, mature on January 12, 2016. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $250.0 million. KeyBank led the refinancing with certain banks that participated in the Revolver retaining or increasing their participation in the Credit Agreement.

Amounts outstanding under the new Credit Agreement bear interest, at the Company’s option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank’s prime rate, (b) one-half of one percent in excess of the federal funds effective rate and (c) one percent in excess of the adjusted LIBOR rate for a one-month interest period on such day, or the LIBOR or adjusted foreign currency rate, plus, in each case, an applicable margin of, initially 100 basis points, in respect of base rate loans and 200 basis points, in respect of LIBOR or adjusted foreign currency rate loans. Following a specified period after the closing date, the applicable margins will be determined quarterly based upon the Company’s ratio of funded debt to consolidated proforma EBITDA, as defined in the Credit Agreement.

The Company pays an annual commitment fee that ranges from 0.15% to 0.50% of the unused portion of the revolving credit facility depending on our ratio of funded debt to consolidated proforma EBITDA, as defined in the Credit Agreement. In addition to the annual commitment fee described above, the Company is also required to pay certain letter of credit and related fronting fees and other administrative fees pursuant to the terms of the Credit Agreement.

The Company’s new credit facility is not secured by any of its or any of its subsidiaries’ assets. All obligations under the new credit facility will be guaranteed by each of the Company’s existing and future direct and indirect material domestic subsidiaries.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The term loan facility will amortize in equal quarterly installments as follows, with the remainder due on the term loan maturity date: 5% of the aggregate principal amount of the term loan for the first three years following the closing date and 10% of the aggregate principal amount of the term loan for the fourth and fifth years following the closing date.

Pursuant to the terms of the Credit Agreement, the Company is also required to maintain specified financial ratios:

•	The ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense (as defined, Interest Coverage Ratio) be at least 3.00 to 1.00 at all times.

•	The ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA (as defined, Total Leverage Ratio) be no higher than 3.75 to 1.00.

At January 31, 2011, the Company’s Interest Coverage Ratio was 9.75 to 1.00 and the Total Leverage Ratio was 1.85 to 1.00.

The Company wrote off about $0.3 million of debt issuance costs in interest expense as a result of extinguishing the Revolver. The remaining $0.5 million of existing debt issuance costs and the $9.4 million of costs incurred to refinance the Credit Agreement are carried in other assets and amortized to interest expense over the life of the Credit Agreement.

At January 31, 2011, we had $752.4 million available under the Credit Agreement, including the delayed draw term loan; however, as discussed below, on January 12, 2011, we provided formal notice to redeem all outstanding Senior Notes.

Senior Notes: On January 31, 2007, the Company issued $350.0 million aggregate principal amount of 7.125% Senior Notes (the Notes) due February 15, 2015, of which $339.0 were outstanding at the end of our fiscal first quarter of 2011. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Notes paid interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007.

On January 12, 2011, we provided formal notice, and on February 15, 2011, we redeemed all $339.0 million aggregate principal amount outstanding of the Notes in accordance with the terms of the Indenture among the Company, the guarantors party thereto and HSBC Bank USA, National Association, as trustee, pursuant to which the Notes were issued. In accordance with the Indenture, the redemption price for the Notes is 103.563% of their principal amount plus accrued and unpaid interest to February 15, 2011, the redemption date.

In our fiscal second quarter of 2011, we will record a loss on the repurchase that includes the write off of about $4.4 million of unamortized costs and the redemption premium of $12.1 million related to the Notes in other income on our Consolidated Statement of Income. The Company paid the aggregate purchase price from borrowings under the new Credit Agreement, including $250.0 million from the delayed draw term loan facility.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 6. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2011 was 3.9%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first quarter of 2010 was 16.4%. The decrease in the fiscal 2011 ETR reflects the shift in the geographic mix of income.

The Company adopted the provisions of ASC 740-10-25-5 through 25-17, Basic Recognition Threshold, formerly FIN 48, on November 1, 2007. Under this guidance, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2010, the Company had total gross unrecognized tax benefits of $19.7 million. If recognized, $18.8 million of unrecognized tax benefits would impact the Company’s ETR. For the three-month period ended January 31, 2011, there were no material changes to the total amount of unrecognized tax benefits.

Interest and penalties of $1.1 million have been reflected as a component of the total liability as of November 1, 2010. It is the Company’s policy to recognize the items of interest and penalties directly related to income taxes as additional income tax expense.

Included in the balance of unrecognized tax benefits at November 1, 2010, is $3.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and is comprised of transfer pricing and other items.

As of January 31, 2011, the tax years for which the Company remains subject to United States Federal income tax assessment upon examination are 2005 through 2010. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2006 through 2010.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 7. Earnings Per Share

Three Months Ended January 31,	2011	2010
(In thousands, except per share amounts)
Net income	$45,295	$20,423

Basic:
Weighted average common shares	45,986	45,293

Basic earnings per common share	$0.99	$0.45

Diluted:
Weighted average common shares	45,986	45,293
Effect of dilutive stock options	1,405	830

Diluted weighted average common shares	47,391	46,123

Diluted earnings per common share	$0.96	$0.44

The following table sets forth stock options to purchase Cooper’s common stock that were not included in the diluted net income per share calculation because their effect would have been antidilutive for the periods presented:

Three Months Ended January 31,	2011	2010
(In thousands, except exercise prices)
Numbers of stock option shares excluded	2,257	3,957

Range of exercise prices	$55.33-$80.51	$35.69-$80.51

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 8. Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

Three Months Ended January 31, (In millions)	2011	2010
Selling, general and administrative expense	$4.7	$2.5
Cost of sales	0.3	0.2
Research and development expense	0.1	0.1
Capitalized in inventory	0.3	0.2

Total compensation expense	$5.4	$3.0

Related income tax benefit	$1.7	$1.0

Note 9. Cash Dividends

We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 7, 2011, to stockholders of record on January 19, 2011.

Note 10. Derivative Instruments

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Exposures are reduced whenever possible by taking advantage of offsetting payable and receivable balances and netting net sales against expenses, also referred to as natural hedges. We may employ the use of foreign currency derivative instruments to manage a portion of the remaining foreign exchange risk. While we designate our exposures under ASC 815 on a gross basis, foreign currency derivatives may be used to protect against an exposure value resulting from forecasted non-functional currency denominated net sales and expenses. Our risk management objectives and the strategies for achieving those objectives depend on the type of exposure being hedged.

The Company is also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement varies. To mitigate this risk, we may hedge portions of our variable rate debt by swapping those portions to fixed rates.

We only enter into derivative financial instruments with institutions with which we have an International Swap Dealers Association (ISDA) agreement in place. Our derivative financial instruments do not contain credit risk related contingent features such as call features or requirements for posting collateral. Although the Company and its counterparties have some right of set-off, all foreign exchange derivatives are displayed gross in the fair value tabular disclosure and accounted for as such in our Consolidated Condensed Balance Sheet. We adjust our foreign exchange forward contracts and cross currency swaps for credit risk on a per derivative basis. However, when applicable, we record interest rate derivatives as net on our Consolidated Condensed Balance Sheet, in accordance with ASC 815-10, but gross in the fair value tabular disclosure. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. For the fiscal first quarter ended January 31, 2011, and for the fiscal year ending October 31, 2010, all of our interest rate derivatives were in a liability position and, therefore, were not set-off in the Consolidated Condensed Balance Sheet. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution basis only. On an ongoing basis, the Company monitors counterparty credit ratings. We consider our credit nonperformance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

Cash Flow Hedging

The Company is exposed to the effects of foreign exchange movements. From time to time, we may choose to manage enterprise risk by locking in all or a portion of the anticipated cash flows that are linked to accounting exposures such as nonfunctional currency intercompany payables/receivables, through derivative instruments. To execute this strategy, we may hedge the specific identified foreign exchange risk exposure, thereby locking in the rate at which these forecasted transactions will be recorded and ultimately reduce earnings volatility related to the enterprise risk.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

To manage foreign currency exposure related to forecasted foreign currency denominated sales and purchases of product, the Company may enter into foreign currency forward contracts. Typical currencies traded are those which represent the largest risk for the Company, including but not limited to the British pound sterling, euro and Japanese yen. As of January 31, 2011, there were no cash flow hedges outstanding.

The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in fair value of these hedges is initially reported as a component of accumulated OCI in stockholders’ equity until the underlying hedged item is reflected in our Consolidated Statements of Income, at which time the effective amount in OCI is reclassified to either net sales or cost of sales in our Consolidated Statements of Income. We expect to reclassify a gain of approximately $1.5 million over the next twelve months.

We calculate hedge effectiveness prospectively and retrospectively, excluding time value, on a monthly basis using regression as well as other timing and probability criteria required by ASC 815. We record any ineffectiveness and any excluded components of the hedge immediately to other income or expense in our Consolidated Statement of Income. In the event the underlying forecasted transaction does not occur within the designated hedge period, or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedges are immediately reclassified from OCI to other income or expense in our Consolidated Statement of Income. In fiscal 2011, no ineffectiveness was recorded.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Balance Sheet Hedges

We may manage the foreign currency risk associated with nonfunctional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. As of January 31, 2011, all outstanding balance sheet hedging derivatives had maturities of less than 12 months. The change in fair value of these derivatives is recognized in other income or expense.

Monthly adjustments to the cash flow hedging program explained above require nondesignated hedges to be placed when cash flow hedges are utilized faster or earlier than planned. This occurs regularly, and hedge amounts tend to be less than $5.0 million dollars per affected relationship.

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

Interest Rate Swaps

The Company may enter into floating-to-fixed interest rate swaps to fix the floating rate debt under our Credit Agreement. These interest rate swaps hedge variable interest payments by exchanging variable rate interest risk for a fixed interest rate. On May 3, 2007, the Company entered into four floating-to-fixed interest rate swaps. These interest rate swaps with notional values totaling $250.0 million, served to fix the floating rate debt for terms between 30 and 48 months with fixed rates between 4.94% to 4.96%.

As of January 31, 2011, the outstanding swap notional value totaled $50.0 million with maturity less than 4 months and fixed rate of 4.94%. We qualified and designated these swaps under ASC 815 as cash flow hedges and recorded the offset of the cumulative fair market value (net of tax effect) to accumulated OCI in our Consolidated Condensed Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The outstanding swap has been and is expected to remain highly effective for the life of the swap. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. The fair value of the outstanding swap is recorded in our Consolidated Condensed Balance Sheet and presented in the tables below. Excluded from this table are liabilities of $0.5 million and $1.3 million that were recorded and attributable to accrued interest as of January 31, 2011 and October 31, 2010, respectively. We expect to reclassify $0.6 million from OCI to interest expense in our Consolidated Statements of Income over the next 4 months.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Fair Value Hedging

From time to time, we designate and document foreign exchange forward contracts related to firm commitments for third party royalty payments as fair value hedges. In accordance with policy, these derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that meet the ASC 815 definition of a firm commitment. Fair value hedges are evaluated for effectiveness at a minimum each fiscal quarter and any ineffectiveness is recorded in other income and expense in our Consolidated Statements of Income. The critical terms of the forward contract and the firm commitments are matched at inception and subsequent prospective forward contract effectiveness is measured by comparing the cumulative change in the fair value of the forward contract to the cumulative change in value of the specified firm commitment, including time value. The derivative fair values are recorded in our Consolidated Condensed Balance Sheet and recognized currently in earnings; this is offset by the effective gains and losses on the change in value of the firm commitment which is recorded in accrued liabilities in our Consolidated Condensed Balance Sheet. In fiscal 2011 and 2010, the Company did not designate any derivatives as fair value hedges. We had no outstanding fair value hedges subsequent to February 29, 2008.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The fair value of derivative instruments in our Consolidated Condensed Balance Sheet as of January 31, 2011 and October 31, 2010 was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value 1/31/2011	Fair Value 10/31/2010	Balance Sheet Location	Fair Value 1/31/2011	Fair Value 10/31/2010
	(In millions)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Prepaid expense and other current assets	$0	$0	Other current liabilities	$0.6	$1.3
Interest rate contracts	Other assets	0	0	Accrued pension liability and other	0	0
Foreign exchange contracts	Prepaid expense and other current assets	0	0	Other current liabilities	0	0
Foreign exchange contracts	Other assets	0	0	Accrued pension liability and other	0	0

Total derivatives designated as hedging instruments under ASC 815		$0	$0		$0.6	$1.3

Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	Prepaid expense and other current assets	$0	$0	Other current liabilities	$0	$0
Interest rate contracts	Other assets	0	0	Accrued pension liability and other	0	0
Foreign exchange contracts	Prepaid expense and other current assets	0.1	1.2	Other current liabilities	0.9	1.4
Foreign exchange contracts	Other assets	0	0	Accrued pension liability and other	0	0

Total derivatives not designated as hedging instruments under ASC 815		$0.1	$1.2		$0.9	$1.4

Total derivatives		$0.1	$1.2		$1.5	$2.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Income

For the Three Months Ended January 31, 2011 and 2010

(In millions)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative Ineffectiveness	Amount of Gain or (Loss) Recognized in Income Due to Ineffectiveness		Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	2011	2010		2011	2010		2011	2010		2011	2010
Interest rate contracts	$0	$(0.7)	Interest expense	$(0.7)	$(3.4)	Other income/ (expense)	$0	$0	Other income/ (expense)	$0	$0

Foreign exchange contracts	0	1.8	Net sales	0	(2.3)	Other income/ (expense)	0	0	Other income/ (expense)	0	0

Foreign exchange contracts	0	0	Cost of sales	0.2	(0.1)	Other income/ (expense)	0	0	Other income/ (expense)	0	0

Total	$0	$1.1		$(0.5)	$(5.8)		$0	$0		$0	$0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Three Months Ended January 31, (In millions)		2011	2010
Interest rate contracts	Interest expense	$0	$0
Foreign exchange contracts	Other income (expense), net	(1.1)	(1.5)

Total		$(1.1)	$(1.5)

Note 11. Fair Value Measurements

As of January 31, 2011 and October 31, 2010, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

ASC 820, Fair Value Measurements and Disclosures (ASC 820), applies to all assets and liabilities that are being measured and reported at fair value and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset’s or liability’s level is based on the lowest level of input that is significant to the fair value measurement. ASC 820 requires that assets and liabilities carried at fair value be valued and disclosed in one of the following three levels of the valuation hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The Company has derivative assets and liabilities that include interest rate swaps, cross currency swaps and foreign currency forward contracts. The impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

We may use interest rate swaps to maintain our desired mix of fixed-rate and variable-rate debt. The swaps exchange fixed and variable rate payments without exchanging the notional principal amount of the debt. The Company has elected to use the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets, specifically euro dollar futures contracts up to three years, and inputs other than quoted prices that are observable for the asset or liability - specifically LIBOR cash and swap rates, credit risk at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

We may use foreign exchange forward contracts to minimize, to the extent reasonable and practical, our exposure to the impact of foreign currency fluctuations. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability - specifically LIBOR cash rates, credit risk at commonly quoted intervals, foreign exchange spot rates and forward points. Mid-market pricing is used as a practical expedient for fair value measurements.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first three months of 2011, within the fair value hierarchy at January 31, 2011, and fiscal year 2010, within the fair value hierarchy at October 31, 2010:

(In millions)	January 31, 2011	October 31, 2010
Assets:
Foreign exchange contracts	$0.1	$1.2

Liabilities:
Interest rate swaps	$0.6	$1.3
Foreign exchange contracts	0.9	1.4

	$1.5	$2.7

Note 12. Employee Benefits

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cooper’s results of operations for the three months ended January 31, 2011 and 2010 reflect the following components of net periodic pension costs:

Three Months Ended January 31, (In thousands)	2011	2010
Service cost	$1,187	$992
Interest cost	744	668
Expected return on assets	(736)	(611)
Amortization of prior service cost	6	6
Amortization of transition obligation	5	5
Recognized net actuarial loss	188	199
Curtailment loss	0	44

Net periodic pension cost	$1,394	$1,303

The Company contributed to the pension plan $0.8 million in the fiscal first quarter of 2011 and expects to contribute an additional $5.2 million in fiscal 2011. The Company contributed to the pension plan $0.7 million in the fiscal first quarter of 2010. The expected rate of return on plan assets for determining net periodic pension cost is 9.0%.

Note 13. Contingencies

The Company is subject to various lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, employee and other matters arising from the ordinary course of our business. Although the results of claims, suits and proceedings cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters will not have a material adverse effect, individually or in the aggregate, on our consolidated condensed financial statements taken as a whole.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 14. Financial Information for Guarantor and Non-Guarantor Subsidiaries

On January 31, 2007, the Company issued $350.0 million aggregate principal amount of 7.125% Senior Notes due 2015 (the Notes), of which $339.0 million were outstanding at January 31, 2011. As discussed above in Note 5, on February 15, 2011, subsequent to the end of our fiscal first quarter of 2011, we redeemed all $339.0 million aggregate principal amount outstanding of the Notes. The Notes were guaranteed by certain of our direct and indirect subsidiaries. The Notes represented our general unsecured obligations; senior in right of payment to all of our existing and any future subordinated indebtedness; pari passu in right of payment with all of our existing and any future unsecured indebtedness that is not by its terms expressly subordinated to the Notes; effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness; unconditionally guaranteed by all of our existing and future domestic subsidiaries, other than any excluded domestic subsidiaries; and structurally subordinated to indebtedness of our subsidiaries that are not subsidiary guarantors.

Presented below are the Consolidating Condensed Statements of Operations for the three months ended January 31, 2011 and 2010, the Consolidating Condensed Balance Sheets as of January 31, 2011 and October 31, 2010 and the Consolidating Condensed Statements of Cash Flows for the three months ended January 31, 2011 and 2010 for The Cooper Companies, Inc. (Parent Company), the guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Operations

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
			(In thousands)
Three Months Ended January 31, 2011
Net sales	$0	$135,268	$304,807	$(146,846)	$293,229
Cost of sales	0	67,897	119,384	(70,658)	116,623

Gross profit	0	67,371	185,423	(76,188)	176,606

Operating expenses	8,358	51,258	62,197	0	121,813

Operating income (loss)	(8,358)	16,113	123,226	(76,188)	54,793
Interest expense	6,807	0	144	0	6,951
Other income (expense), net	3,906	(533)	(4,107)	0	(734)

Income (loss) before income taxes	(11,259)	15,580	118,975	(76,188)	47,108
Provision for (benefit from) income taxes	(6,790)	8,458	145	0	1,813

Net income (loss)	$(4,469)	$7,122	$118,830	$(76,188)	$45,295

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
			(In thousands)
Three Months Ended January 31, 2010
Net sales	$0	$120,168	$196,086	$(55,996)	$260,258
Cost of sales	0	57,939	107,153	(54,597)	110,495

Gross profit	0	62,229	88,933	(1,399)	149,763

Operating expenses	5,509	46,277	60,998	0	112,784

Operating income (loss)	(5,509)	15,952	27,935	(1,399)	36,979
Interest expense	9,958	0	267	0	10,225
Other income (expense), net	2,533	1,292	(6,135)	(18)	(2,328)

Income (loss) before income taxes	(12,934)	17,244	21,533	(1,417)	24,426
Provision for (benefit from) income taxes	(6,237)	8,497	1,743	0	4,003

Net income (loss)	$(6,697)	$8,747	$19,790	$(1,417)	$20,423

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Balance Sheets

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
			(In thousands)
January 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$1	$(2,031)	$5,350	$0	$3,320
Trade receivables, net	0	63,916	125,546	0	189,462
Inventories, net	0	171,191	188,495	(119,690)	239,996
Deferred tax assets	1,387	21,371	4,244	0	27,002
Other current assets	3,007	6,420	34,136	0	43,563

Total current assets	4,395	260,867	357,771	(119,690)	503,343

Property, plant and equipment, net	1,234	71,991	522,600	0	595,825
Goodwill	116	679,233	589,385	0	1,268,734
Other intangibles, net	0	66,527	63,853	0	130,380
Deferred tax assets	37,792	(15,610)	3,307	0	25,489
Other assets	1,687,839	22,228	14,768	(1,676,668)	48,167

	$1,731,376	$1,085,236	$1,551,684	$(1,796,358)	$2,571,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$765	$1,169	$13,552	$0	$15,486
Other current liabilities	17,410	41,039	112,139	0	170,588

Total current liabilities	18,175	42,208	125,691	0	186,074

Long-term debt	586,500	(100)	324	0	586,724
Deferred tax liabilities	0	0	20,202	0	20,202
Intercompany and other liabilities	205,953	(211,417)	62,103	0	56,639

Total liabilities	810,628	(169,309)	208,320	0	849,639
Stockholders’ equity	920,748	1,254,545	1,343,364	(1,796,358)	1,722,299

	$1,731,376	$1,085,236	$1,551,684	$(1,796,358)	$2,571,938

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
	(In thousands)
Three Months Ended January 31, 2011
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$32,963	$(88,451)	$128,419	$0	$72,931

Cash flows from investing activities:
Purchase of property, plant and equipment	(110)	(2,462)	(26,213)	0	(28,785)
Acquisitions of businesses, net of cash acquired and other	0	(150)	(32,299)	0	(32,449)
Intercompany (investments in subsidiaries)	(26,477)	0	0	26,477	0

Net cash (used in) provided by investing activities	(26,587)	(2,612)	(58,512)	26,477	(61,234)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	765	(39)	(4,399)	0	(3,673)
Intercompany proceeds (repayments)	0	91,420	(64,943)	(26,477)	0
Net proceeds (repayments) of long-term debt	(5,250)	0	(3)	0	(5,253)
Debt acquisition costs	(9,207)	0	0	0	(9,207)
Dividends on common stock	0	0	0	0	0
Excess tax benefit from share-based compensation arrangements	0	0	0	0	0
Proceeds from exercise of stock options	6,188	0	0	0	6,188

Net cash (used in) provided by financing activities	(7,504)	91,381	(69,345)	(26,477)	(11,945)

Effect of exchange rate changes on cash and cash equivalents	0	0	(5)	0	(5)

Net (decrease) increase in cash and cash equivalents	(1,128)	318	557	0	(253)
Cash and cash equivalents at the beginning of the period	1,129	(2,349)	4,793	0	3,573

Cash and cash equivalents at the end of the period	$1	$(2,031)	$5,350	$0	$3,320

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Consolidating Condensed Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
			(In thousands)
Three Months Ended January 31, 2010
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(6,138)	$16,642	$45,638	$0	$56,142

Cash flows from investing activities:
Purchase of property, plant and equipment	(14)	(876)	(12,021)	0	(12,911)
Acquisitions of businesses, net of cash acquired and other	0	(8,400)	(107)	0	(8,507)
Intercompany (investments in subsidiaries)	48,270	0	0	(48,270)	0

Net cash (used in) provided by investing activities	48,256	(9,276)	(12,128)	(48,270)	(21,418)

Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	278	940	6,850	0	8,068
Intercompany proceeds (repayments)	0	(7,406)	(40,864)	48,270	0
Net proceeds (repayments) of long-term debt	(46,224)	0	0	0	(46,224)
Dividends on common stock	0	0	0	0	0
Excess tax benefit from share-based compensation arrangements	407	0	0	0	407
Proceeds from exercise of stock options	919	0	0	0	919

Net cash (used in) provided by financing activities	(44,620)	(6,466)	(34,014)	48,270	(36,830)

Effect of exchange rate changes on cash and cash equivalents	0	0	(4)	0	(4)

Net (decrease) increase in cash and cash equivalents	(2,502)	900	(508)	0	(2,110)
Cash and cash equivalents at the beginning of the period	2,574	(1,688)	3,046	0	3,932

Cash and cash equivalents at the end of the period	$72	$(788)	$2,538	$0	$1,822

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

Segment information:

Three Months Ended January 31, (In thousands)	2011	2010
CooperVision net sales by category:
Toric lens	$75,788	$63,533
Multifocal lens	16,630	16,681
Single-use sphere lens	52,948	46,943
Non single-use sphere and other eye care products and other	98,263	88,783

Total CooperVision net sales	243,629	215,940
CooperSurgical net sales	49,600	44,318

Total net sales	$293,229	$260,258

Operating income (loss):
CVI	$50,883	$32,433
CSI	12,268	10,055
Headquarters	(8,358)	(5,509)

Total operating income	54,793	36,979
Interest expense	6,951	10,225
Other expense, net	734	2,328

Income before income taxes	$47,108	$24,426

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

(In thousands)	January 31, 2011	October 31, 2010
Identifiable assets:
CVI	$2,182,833	$2,141,685
CSI	325,318	328,931
Headquarters	63,787	54,402

Total	$2,571,938	$2,525,018

Geographic information:

Three Months Ended January 31, (In thousands)	2011	2010
Net sales to external customers by country of domicile:
United States	$133,736	$118,356
Europe	88,904	83,517
Rest of world	70,589	58,385

Total	$293,229	$260,258

(In thousands)	January 31, 2011	October 31, 2010
Long-lived assets by country of domicile:
United States	$358,036	$357,200
Europe	228,542	227,780
Rest of world	9,247	8,907

Total	$595,825	$593,887

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact. In addition, all statements regarding anticipated growth in our net sales, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

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

•	The success of the Company’s research and development activities and other start-up projects.

•	Dilution to earnings per share from acquisitions or issuing stock.

•	Changes in tax laws or their interpretation and changes in effective tax rates.

•	Changes in accounting principles or estimates.

•	Environmental risks.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

In this section, we discuss the results of our operations for the fiscal first quarter of 2011 and compare them with the same period of fiscal 2010. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

First Quarter Highlights

•	Net sales of $293.2 million, up 13%.

•	Gross profit $176.6 million, up 18%.

•	Operating income $54.8 million, up 48%.

•	Diluted earnings per share of 96 cents, up from 44 cents per share.

•	Cash provided by operations $72.9 million, up 30% from $56.1 million.

Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by employment, housing and credit concerns continue to represent a risk to our forecasted performance for the remainder of fiscal year 2011 and beyond.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

The medical device segment of the women’s healthcare market is highly fragmented. CooperSurgical competes based on brand awareness and market-focused product offerings, with a strategy that includes identifying and acquiring selected companies and product lines that improve its existing market position or serve new clinical areas. During fiscal 2010, CooperSurgical purchased the Her Option® endometrial ablation product line from American Medical Systems Holdings, Inc., and a smoke evacuation system for use during laparoscopic procedures performed in an operating room environment. We intend to continue to invest in CooperSurgical’s business through acquisitions of companies and product lines.

In connection with the normal management of our financial liabilities, we refinanced our syndicated Senior Unsecured Revolving Line of Credit due to mature on January 31, 2012, with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and a delayed draw term loan facility in an aggregate principal amount of $250.0 million, each of which, mature on January 12, 2016. On February 15, 2011, subsequent to the end of our fiscal first quarter, we redeemed all $339.0 million aggregate principal amount outstanding of our Senior Notes, in accordance with the terms of the Indenture, from borrowings under the new Credit Agreement, including $250.0 million from the delayed draw term loan facility. We believe that our cash and cash equivalents, cash flow from operating activities and the new and existing credit facilities will fund future operations, capital expenditures, cash dividends, settlement obligations and acquisitions.

Selected Statistical Information – Percentage of Sales and Growth

Percentage of Sales Three Months Ended January 31,	2011	2010	% Change
Net sales	100%	100%	13%
Cost of sales	40%	42%	6%
Gross profit	60%	58%	18%
Selling, general and administrative expense	39%	39%	13%
Research and development expense	3%	3%	28%
Gain on settlement of preexisting relationship	2%	—	—
Amortization of intangibles	1%	2%	12%
Operating income	19%	14%	48%

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

•	CooperSurgical (CSI) develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew by $32.9 million or 13% in the three months ended January 31, 2011.

Three Months Ended January 31, ($ in millions)	2011	2010	% Change
CVI	$243.6	$215.9	13%
CSI	49.6	44.4	12%

	$293.2	$260.3	13%

CVI Net Sales

The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

Net sales growth includes increases in single-use spheres up 13% and total spheres up 6%. Total toric lenses grew 19%, including 28% growth of single-use toric lenses, and multifocal lenses were flat compared to the prior year period. Silicone hydrogel products grew 53%, and Proclear products increased 7%. Older conventional lens products and cosmetic lenses declined 15% and 3%, respectively.

CVI competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

CVI Net Sales by Region

Three Months Ended January 31, ($ in millions)	2011	2010	% Change
Americas	$96.2	$86.0	12%
EMEA	90.7	84.7	7%
Asia Pacific	56.7	45.2	25%

	$243.6	$215.9	13%

CVI’s worldwide net sales grew 13% in the period-to-period comparison. Americas net sales grew 12%, primarily due to market gains of CVI’s silicone hydrogel spherical and toric lenses, up 49% in the period, and single-use lenses, up 14%. In our fiscal first quarter of 2010, we recorded $10.1 million of reductions to Americas net sales due to out-of-period adjustments to increase accruals for rebates that were under-accrued in fiscal 2009. EMEA net sales grew 7% in the period driven by increases in sales of silicone hydrogel lenses, up 58% and Proclear 1 Day lenses, up 13%. Net sales to the Asia Pacific region grew 25%, primarily due to sales growth of single-use spherical and toric products, up 18% and silicone hydrogel lenses, up 61%; and include $5.4 million of sales related to product lines acquired on December 1, 2010.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CSI Net Sales

CSI’s net sales increased 12% in the period-to-period comparison to $49.6 million with net sales growth excluding acquisitions of 7%. Sales of products used in surgical procedures grew 23% and now represent 37% of CSI’s sales compared to 34% in the prior year period. Women’s healthcare products used primarily by obstetricians and gynecologists generate 97% of CSI’s sales. The balance consists of sales of medical devices outside of women’s healthcare which CSI does not actively market. Unit growth and product mix along with increased average realized prices on disposable products have influenced organic sales growth.

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales Three Months Ended January 31,	2011	2010
CVI	59%	57%
CSI	64%	61%
Consolidated	60%	58%

The increase in CVI’s gross margin is largely attributable to improvements in manufacturing efficiencies and product mix, primarily the shift to higher margin silicone hydrogel products. The gross margin includes costs associated with the 2009 CooperVision Manufacturing restructuring plan, recorded as cost of sales, of $1.9 million in the current year period compared to $2.2 million in the prior year period. As discussed below, these costs are primarily severance charges and accelerated depreciation, and we do not expect to incur similar costs related to this manufacturing restructuring plan in future periods. Gross margin for the fiscal 2010 period reflects the increase in accruals for rebates discussed above.

The increase in CSI’s gross margin for the fiscal first quarter of 2011 is largely attributable to manufacturing efficiency improvements and product mix including higher margins on products used in surgical procedures, which now represent 37% of net sales in the current period compared to 34% in fiscal 2010 period.

Selling, General and Administrative (SGA) Expense

Three Months Ended January 31, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CVI	$88.6	36%	$80.2	37%	10%
CSI	16.5	33%	14.9	34%	11%
Headquarters	8.4	N/A	5.5	N/A	52%

	$113.5	39%	$100.6	39%	13%

The increase in CVI’s SGA in the fiscal 2011 period is primarily due to our increased investment in sales and marketing to reach new customers and to promote our silicone hydrogel products as well as investments in infrastructure such as information technology.

The increase in CSI’s SGA in the fiscal 2011 period is primarily due to increased selling and marketing costs to support higher sales and anticipated further growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Corporate headquarters’ SGA increased in the fiscal 2011 period primarily due to accrued bonuses in the current year period that were not in the prior year period and increased legal costs partially offset by reduced consulting and audit costs.

Research and Development Expense

Three Months Ended January 31, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CVI	$8.2	3%	$6.6	3%	25%
CSI	1.5	3%	1.0	2%	46%

	$9.7	3%	$7.6	3%	28%

CVI research and development expense increased in the fiscal 2011 period primarily due to investments in new technologies, clinical trials and increased headcount. CVI’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

CSI research and development expense increased in the current period, primarily due to investments in the design of the next generation product line of uterine manipulators. Other research and development activities include the upgrade and expansion of CSI’s portfolio of assisted reproductive technology products as well as many products within the general obstetrics and gynecology offerings.

Restructuring Costs

The Company entered into the 2009 CooperVision Manufacturing restructuring plan in the fiscal third quarter of 2009, which primarily includes employee benefit costs and non-cash costs associated with assets, with total expense reported of $1.9 million in the fiscal first quarter of 2011, compared to $2.3 million in the same period of fiscal 2010. The Company incurred about $23.1 million in total restructuring costs under this plan, and we do not expect to incur similar costs related to this manufacturing restructuring plan in future periods. Restructuring activities were completed in Adelaide, Australia, in our fiscal third quarter of 2010 and in Norfolk, Virginia, in our fiscal first quarter of 2011. The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Gain on Settlement of Preexisting Relationship

On December 1, 2010, CVI purchased certain assets of Asahikasei Aime Co., Ltd. (Aime) from Asahi Kasei Pharma Corporation, and the results of operations are included in our consolidated results of operations from that date. Prior to the acquisition, Aime had retained the right to sell our Biofinity brand of contact lenses in certain defined markets. In accordance with the accounting guidance relating to the accounting for a preexisting relationship between the parties to a business combination, we recorded a gain of $6.1 million on the settlement of this supply agreement in our Consolidated Statement of Income for the fiscal first quarter of 2011. The gain increases the purchase consideration for this acquisition and the related goodwill.

Operating Income

Three Months Ended January 31, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CVI	$50.9	21%	$32.4	15%	57%
CSI	12.3	25%	10.1	23%	22%
Headquarters	(8.4)	N/A	(5.5)	N/A	(52%)

	$54.8	19%	$37.0	14%	48%

The increases in operating income in the fiscal 2011 period both in absolute dollars and as a percentage of net sales were primarily due to the increase in gross margin dollars of 18% for the period and the gain on settlement, partially offset by increases in operating expenses of 8%.

Interest Expense

Interest expense in the fiscal first quarter decreased 32% to $7.0 million as compared to the prior year period. The decrease primarily reflects a reduction in our long-term borrowings used for capital expenditures.

Other Expense, Net

Three Months Ended January 31, (In millions)	2011	2010
Foreign exchange loss	$0.7	$2.3
Other, net	—	—

	$0.7	$2.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Provision for Income Taxes

We recorded income tax expense of $1.8 million in the fiscal first quarter of 2011 compared to $4.0 million in the prior year period. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2011 was 3.9%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first quarter of 2010 was 16.4%. The decrease in the fiscal 2011 ETR reflects the shift in the geographic mix of income during the period. The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates.

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

Three Months Ended January 31, (In millions)	2011	2010
Selling, general and administrative expense	$4.7	$2.5
Cost of sales	0.3	0.2
Research and development expense	0.1	0.1
Capitalized in inventory	0.3	0.2

Total compensation expense	$5.4	$3.0

Related income tax benefit	$1.7	$1.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

First Quarter Highlights

•	Operating cash flow $72.9 million vs. $56.1 million in the fiscal first quarter of 2010.

•	Expenditures for purchases of property, plant and equipment $28.8 million vs. $12.9 million in last year’s first quarter.

•	Total debt decreased to $602.2 million from $611.1 million at October 31, 2010.

Comparative Statistics

($ in millions)	January 31, 2011	October 31, 2010
Cash and cash equivalents	$3.3	$3.6
Total assets	$2,571.9	$2,525.0
Working capital	$317.3	$291.8
Total debt	$602.2	$611.1
Stockholders’ equity	$1,722.3	$1,666.8
Ratio of debt to equity	0.35:1	0.37:1
Debt as a percentage of total capitalization	26%	27%
Operating cash flow - twelve months ended	$284.5	$267.7

Working Capital

The increase in working capital in the fiscal first quarter of 2011 was primarily due to increases in inventories and other current assets and decreases in short-term debt, accounts payable and other accrued liabilities, partially offset by a decrease in trade accounts receivable.

Operating Cash Flow

Cash flow provided by operating activities totaled $72.9 million in the fiscal first quarter of 2011 and $284.5 million over the twelve-month period ended January 31, 2011. Operating cash flow increased compared to the fiscal first quarter of 2010, primarily due to the increase in net income and the decrease in accounts receivable partially offset by the increase in inventory.

At the end of the fiscal first quarter of 2011, Cooper’s inventory months on hand (MOH) decreased to 6.2 from 6.8 at January 31, 2010. Our days sales outstanding (DSO) were 61 days, the same as last year’s first quarter. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Investing Cash Flow

Cash used in investing activities of $61.2 million in the fiscal first quarter of 2011 was for capital expenditures of $28.8 million, primarily to improve manufacturing efficiency, and payments of $32.4 million related to acquisitions.

Financing Cash Flow

Cash used in financing activities of $11.9 million in the fiscal first quarter of 2011 was driven by net repayments of debt of $8.9 million and acquisition costs related to the Credit Agreement of $9.2 million, partially offset by proceeds of $6.2 million from the exercise of share-based compensation awards.

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

During the fiscal first quarter of 2011, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, for a more complete discussion of our estimates and critical accounting policies.

The Company performed its annual impairment test for valuation of goodwill during the fiscal third quarter of 2010, and our analysis indicated that we had no impairment of goodwill. As described in Note 4. Intangible Assets in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Concluded

New Accounting Pronouncements

On November 1, 2010, the Company adopted portions of the Accounting Standards Update (ASU) 2010-6, which amends Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. This ASU added new requirements for disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2 and 3 fair value measurements. The requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis will be effective for the Company for the fiscal year beginning on November 1, 2011. The partial adoption of this guidance did not have a material impact on our consolidated condensed financial statements.

In December 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-29, which amends ASC 805, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2010-29, which is effective for the Company for the fiscal year beginning on November 1, 2011, will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, which amends ASC 350, Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not anticipate the adoption of ASU 2010-28, which is effective for the Company on November 1, 2011, will have a material impact on our consolidated financial statements. Early adoption is not permitted.

Trademarks

Aquaform®, Avaira®, Biofinity®, Her Option® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ is a trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Swedish krona and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement may vary with the London Interbank Offered Rate (LIBOR). We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through May 2011. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

In connection with the normal management of our financial liabilities, we refinanced our syndicated Senior Unsecured Revolving Line of Credit due to mature on January 31, 2012, with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and a delayed draw term loan facility in an aggregate principal amount of $250.0 million, each of which, mature on January 12, 2016. On February 15, 2011, subsequent to the end of our fiscal first quarter, we redeemed all $339.0 million aggregate principal amount outstanding of our Senior Notes, in accordance with the terms of the Indenture, from borrowings under the new Credit Agreement, including $250.0 million from the delayed draw term loan facility.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2011, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of January 31, 2011, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2010.

Item 6. Exhibits

Exhibit Number	Description

3.2	Amended and Restated By-Laws, The Cooper Companies, Inc., dated December 14, 2010, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 15, 2010

10.1	The Cooper Companies, Inc. 2011 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2010

10.2	Credit Agreement, dated as of January 12, 2011, among The Cooper Companies, Inc., CooperVision International Holding Company LP, the lenders from time to time party thereto, KeyBank National Association, as a bookrunner, a lead arranger, and sole administrative agent, swing line lender and LC issuer, J.P. Morgan Securities LLC, as a lead arranger, bookrunner and syndication agent, Citigroup Global Markets Inc., as a lead arranger, bookrunner and syndication agent, Bank of America, N.A., as a lead arranger and documentation agent, and Wells Fargo Bank, National Association, as lead arranger and documentation agent

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	BRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 4, 2011

/s/ Rodney E. Folden
Rodney E. Folden
Vice President and Corporate Controller
(Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.

3.2	Amended and Restated By-Laws, The Cooper Companies, Inc., dated December 14, 2010, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 15, 2010

10.1	The Cooper Companies, Inc. 2011 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2010

10.2	Credit Agreement, dated as of January 12, 2011, among The Cooper Companies, Inc., CooperVision International Holding Company LP, the lenders from time to time party thereto, KeyBank National Association, as a bookrunner, a lead arranger, and sole administrative agent, swing line lender and LC issuer, J.P. Morgan Securities LLC, as a lead arranger, bookrunner and syndication agent, Citigroup Global Markets Inc., as a lead arranger, bookrunner and syndication agent, Bank of America, N.A., as a lead arranger and documentation agent, and Wells Fargo Bank, National Association, as lead arranger and documentation agent

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	BRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.