Form 10-Q
period 2011-04-30
COOPER COMPANIES INC
filed 2011-06-03
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	46,932,942 Shares
Class	Outstanding at April 30, 2011

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income Periods Ended April 30, (In thousands, except for earnings per share) (Unaudited)	Three Months		Six Months

	2011	2010	2011	2010
Net sales	$325,301	$289,271	$618,530	$549,530
Cost of sales	123,539	125,778	240,162	236,274

Gross profit	201,762	163,493	378,368	313,256
Selling, general and administrative expense	126,382	111,340	239,835	211,918
Research and development expense	10,390	8,573	20,117	16,200
Restructuring costs	0	47	0	410
Gain on settlement of preexisting relationship	0	0	6,080	0
Amortization of intangibles	4,734	4,499	9,447	8,716

Operating income	60,256	39,034	115,049	76,012
Interest expense	4,268	9,730	11,219	19,955
Loss on extinguishment of debt	16,487	0	16,487	0
Litigation settlement charge	0	27,000	0	27,000
Other income (expense), net	219	168	(514)	(2,159)

Income before income taxes	39,720	2,472	86,829	26,898
Provision for (benefit from) income taxes	4,360	(1,984)	6,174	2,020

Net income	$35,360	$4,456	$80,655	$24,878

Basic earnings per share	$0.76	$0.10	$1.74	$0.55

Diluted earnings per share	$0.73	$0.10	$1.69	$0.54

Number of shares used to compute earnings per share:
Basic	46,506	45,481	46,242	45,386

Diluted	48,239	46,367	47,807	46,197

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheet (In thousands) (Unaudited)	April 30, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,430	$3,573
Trade accounts receivable, net of allowance for doubtful accounts of $4,875 at April 30, 2011 and $4,238 at October 31, 2010	203,764	197,490
Inventories	249,382	227,902
Deferred tax assets	28,989	28,828
Prepaid expense and other current assets	47,870	33,547

Total current assets	538,435	491,340

Property, plant and equipment, at cost	944,405	919,268
Less: accumulated depreciation and amortization	338,400	325,381

	606,005	593,887

Goodwill	1,277,904	1,261,976
Other intangibles, net	127,949	114,177
Deferred tax assets	29,730	23,072
Other assets	45,169	40,566

	$2,625,192	$2,525,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$29,097	$19,159
Accounts payable	51,641	51,792
Employee compensation and benefits	36,503	44,821
Accrued income taxes	9,426	4,494
Other current liabilities	79,483	79,254

Total current liabilities	206,150	199,520

Long-term debt	524,118	591,977
Deferred tax liabilities	20,958	20,202
Accrued pension liability and other	63,640	46,543

Total liabilities	814,866	858,242

Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	0	0
Common stock, 10 cents par value, shares authorized: 70,000; issued 47,112 at April 30, 2011 and 46,140 at October 31, 2010	4,711	4,614
Additional paid-in capital	1,126,491	1,083,779
Accumulated other comprehensive income (loss)	2,075	(17,334)
Retained earnings	679,793	600,522
Treasury stock at cost: 179 shares at April 30, 2011 and 313 shares at October 31, 2010	(2,744)	(4,805)

Stockholders’ equity	1,810,326	1,666,776

	$2,625,192	$2,525,018

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows Six Months Ended April 30, (In thousands) (Unaudited)	2011	2010
Cash flows from operating activities:
Net income	$80,655	$24,878
Depreciation and amortization	46,405	46,897
Gain on settlement of preexisting relationship	(6,080)	0
Loss on extinguishment of debt	16,487	0
Accrued litigation settlement	0	27,000
(Decrease) increase in operating capital	(14,911)	20,500
Other non-cash items	15,266	8,485

Net cash provided by operating activities	137,822	127,760

Cash flows from investing activities:
Purchases of property, plant and equipment	(52,016)	(24,119)
Acquisitions of businesses, net of cash acquired, and other	(36,599)	(30,971)

Net cash used in investing activities	(88,615)	(55,090)

Cash flows from financing activities:
Net (repayments) proceeds of short-term debt	(2,562)	6,516
Repayments of long-term debt	(1,104,905)	(353,210)
Proceeds from long-term debt	1,037,465	278,168
Dividends on common stock	(1,385)	(1,362)
Debt acquisition costs	(9,524)	0
Excess tax benefit from share-based compensation arrangements	0	407
Issuance of common stock for employee stock plans	36,165	2,707

Net cash used in financing activities	(44,746)	(66,774)
Effect of exchange rate changes on cash and cash equivalents	396	1

Net increase in cash and cash equivalents	4,857	5,897
Cash and cash equivalents - beginning of period	3,573	3,932

Cash and cash equivalents - end of period	$8,430	$9,829

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) Periods Ended April 30, (In thousands) (Unaudited)	Three Months		Six Months

	2011	2010	2011	2010
Net income	$35,360	$4,456	$80,655	$24,878
Other comprehensive income (loss):
Foreign currency translation adjustment	21,617	(18,504)	21,790	(35,554)
Change in value of derivative instruments, net of tax	(2,538)	842	(2,396)	6,773
Additional minimum pension liability, net of tax	7	0	15	0

Other comprehensive income (loss)	19,086	(17,662)	19,409	(28,781)

Comprehensive income (loss)	$54,446	$(13,206)	$100,064	$(3,903)

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1. General

The Cooper Companies, Inc. (Cooper, we or the Company) is a global medical device company publicly traded on the NYSE Euronext (NYSE:COO). Cooper is dedicated to serving the needs of the healthcare professional, improving the quality of life for its employees and customers and providing competitive products. Cooper operates through two business units, CooperVision and CooperSurgical.

•

CooperVision develops, manufactures and markets a broad range of contact lenses for the worldwide vision correction market. Dedicated to enhancing the contact lens experience for practitioners and patients, CooperVision specializes in lenses for astigmatism, presbyopia and ocular dryness.

•	CooperSurgical develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at April 30, 2011 and October 31, 2010, the consolidated results of its operations for the three and six months ended April 30, 2011 and 2010 and its consolidated condensed cash flows for the six months ended April 30, 2011 and 2010. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

During the fiscal first half of 2011, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, for a more complete discussion of our estimates and critical accounting policies.

Note 2. Acquisition and Restructuring Costs

2009 CooperVision Manufacturing Restructuring Plan

In the fiscal third quarter of 2009, CooperVision initiated a restructuring plan to relocate contact lens manufacturing from Norfolk, Virginia, and transfer part of its contact lens manufacturing from Adelaide, Australia, to existing manufacturing operations in Juana Diaz, Puerto Rico, and Hamble, UK (2009 CooperVision Manufacturing restructuring plan). This plan is intended to better utilize CooperVision’s manufacturing efficiencies and reduce its manufacturing expenses through a reduction in workforce of approximately 480 employees.

CooperVision completed restructuring activities in Adelaide in our fiscal third quarter of 2010 and in Norfolk in our fiscal first quarter of 2011.

The total restructuring costs under this plan were approximately $23.1 million, with $15.4 million associated with assets, including accelerated depreciation and facility lease and contract termination costs, and $7.7 million associated with employee benefit costs, including severance payments, termination benefit costs, retention bonus payouts and other similar costs. These costs were reported as cost of sales or restructuring costs in our Consolidated Statements of Income.

No restructuring costs were recorded in the current quarter, and in the fiscal first half of 2011, $1.9 million, including $0.8 million of employee benefit costs and $1.1 million of costs associated with assets, primarily non-cash, were reported in cost of sales. In the year ended October 31, 2010, $16.1 million, including $3.3 million of employee benefit costs and $12.8 million of costs associated with assets, primarily non-cash, were reported as $16.0 million in cost of sales and $0.1 million in restructuring costs. In the year ended October 31, 2009, $5.1 million including $3.6 million of employee benefit costs and $1.5 million of non-cash costs associated with assets were reported as $5.0 million in cost of sales and $0.1 million in restructuring costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

(In millions)	Balance at Beginning of Period	Additions Charged to Costs of Sales and Restructuring Costs	Payments and Adjustments	Balance at End of Period
Year Ended October 31, 2009
Other current liabilities	$0	$3.6	$0.6	$3.0
Accelerated depreciation and other	0	1.5	1.2	0.3

	$0	$5.1	$1.8	$3.3

Year Ended October 31, 2010
Other current liabilities	$3.0	$4.4	$4.9	$2.5
Accelerated depreciation and other	0.3	11.7	10.2	1.8

	$3.3	$16.1	$15.1	$4.3

Fiscal Quarter Ended January 31, 2011
Other current liabilities	$2.5	$0.9	$3.2	$0.2
Accelerated depreciation and other	1.8	1.0	1.5	1.3

	$4.3	$1.9	$4.7	$1.5

Fiscal Quarter Ended April 30, 2011
Other current liabilities	$0.2	$0.0	$0.0	$0.2
Accelerated depreciation and other	1.3	0.0	0.3	1.0

	$1.5	$0.0	$0.3	$1.2

The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

Note 3. Inventories

(In thousands)	April 30, 2011	October 31, 2010
Raw materials	$56,668	$47,411
Work-in-process	9,093	8,937
Finished goods	183,621	171,554

	$249,382	$227,902

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 4. Intangible Assets

Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2009	$1,049,270	$207,759	$1,257,029
Net additions during the year ended October 31, 2010	0	10,102	10,102
Translation	(4,998)	(157)	(5,155)

Balance as of October 31, 2010	1,044,272	217,704	1,261,976
Net additions during the six-month period ended April 30, 2011	5,415	3,122	8,537
Translation	7,328	63	7,391

Balance as of April 30, 2011	$1,057,015	$220,889	$1,277,904

The Company performed its annual impairment test during the fiscal third quarter of 2010, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.

Other Intangible Assets

	As of April 30, 2011		As of October 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$3,115	$1,294	$3,022	$1,195
Technology	111,379	57,814	105,527	52,954
Shelf space and market share	97,083	41,937	88,803	37,953
License and distribution rights and other	24,596	7,179	15,701	6,774

	236,173	$108,224	213,053	$98,876

Less accumulated amortization and translation	108,224		98,876

Other intangible assets, net	$127,949		$114,177

We estimate that amortization expense will average $19.8 million per year in the three-year period ending October 31, 2013, and average $13.6 million in the two succeeding years ending October 31, 2015.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 5. Debt

(In thousands)	April 30, 2011	October 31, 2010
Short-term:
Overdraft and other credit facilities	$16,597	$19,159
Current portion of long-term debt	12,500	0

	$29,097	$19,159

Long-term:
Credit agreement	$523,875	$252,750
Senior notes	0	339,000
Other	243	227

	$524,118	$591,977

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

Amounts outstanding under the new Credit Agreement bear interest, at the Company’s option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank’s prime rate, (b) one-half of one percent in excess of the federal funds effective rate and (c) one percent in excess of the adjusted LIBOR rate for a one-month interest period on such day, or the LIBOR or adjusted foreign currency rate, plus, in each case, an applicable margin in respect of base rate loans and in respect of LIBOR or adjusted foreign currency rate loans. The applicable margins are determined quarterly based upon the Company’s ratio of consolidated funded indebtedness to consolidated proforma EBITDA, as defined in the Credit Agreement.

The Company pays an annual commitment fee that ranges from 0.15% to 0.50% of the unused portion of the revolving credit facility depending on our ratio of consolidated funded indebtedness to consolidated proforma EBITDA, as defined in the Credit Agreement. In addition to this annual commitment fee, the Company is also required to pay certain letter of credit and related fronting fees and other administrative fees pursuant to the terms of the Credit Agreement.

The Company’s new credit facility is not secured by any of its, or any of its subsidiaries’, assets. All obligations under the new credit facility will be guaranteed by each of the Company’s existing and future direct and indirect material domestic subsidiaries.

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

At April 30, 2011, the Company’s Interest Coverage Ratio was 12.33 to 1.00 and the Total Leverage Ratio was 1.61 to 1.00.

The Company wrote off about $0.3 million of debt issuance costs in interest expense as a result of extinguishing the Revolver. The remaining $0.5 million of existing debt issuance costs and the $9.5 million of costs incurred to refinance the Credit Agreement are carried in other assets and amortized to interest expense over the life of the Credit Agreement.

At April 30, 2011, we had $460.4 million available under the Credit Agreement.

Senior Notes: On January 31, 2007, the Company issued $350.0 million aggregate principal amount of 7.125% Senior Notes (the Notes) due February 15, 2015, of which none were outstanding at the end of our fiscal second quarter of 2011. The Notes paid interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

On January 12, 2011, we provided formal notice, and on February 15, 2011, we redeemed all $339.0 million aggregate principal amount outstanding of the Notes in accordance with the terms of the Indenture among the Company, the guarantors party thereto and HSBC Bank USA, National Association, as trustee, pursuant to which the Notes were issued. In accordance with the Indenture, the redemption price for the Notes was 103.563% of their principal amount plus accrued and unpaid interest to February 15, 2011, the redemption date. Due to the redemption of all outstanding Notes, we no longer disclose financial information for guarantor and non-guarantor subsidiaries.

In our fiscal second quarter of 2011, we recorded a $16.5 million loss on the repurchase that includes the write-off of about $4.4 million of unamortized costs and the redemption premium of $12.1 million related to the Notes on our Consolidated Statement of Income. The Company paid the aggregate purchase price from borrowings under the new Credit Agreement, including $250.0 million from the term loan facility.

Note 6. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2011 was 7.1%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first half of 2010 was 7.5%. The decrease in the fiscal 2011 ETR reflects the shift in the geographic mix of income.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Company adopted the provisions of ASC 740-10-25-5 through 25-17, Basic Recognition Threshold, formerly FIN 48, on November 1, 2007. Under this guidance, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2010, the Company had total gross unrecognized tax benefits of $19.7 million. If recognized, $18.8 million of unrecognized tax benefits would impact the Company’s ETR. For the six-month period ended April 30, 2011, there were no material changes to the total amount of unrecognized tax benefits.

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

As of April 30, 2011, the tax years for which the Company remains subject to United States Federal income tax assessment upon examination are 2005 through 2010. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2006 through 2010.

On April 1, 2011, the Internal Revenue Service (IRS) issued a Notice of Deficiency to the Company in connection with its audit of the Company’s income tax returns for the years 2005 and 2006. The Notice asserts that the Company is subject to additional taxes due to a proposed adjustment under the anti-deferral provisions of Subpart F of the Internal Revenue Code. If sustained, such taxes should be offset by the Company’s existing federal net operating loss carryforwards leaving a $1.2 million balance of proposed taxes owed. The Company intends to defend its positions taken in its income tax returns vigorously. However, if the IRS’s contentions were sustained, the Company’s existing federal net operating loss carryforwards could be materially reduced, which could result in a material adverse effect on the Company’s future net income.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 7. Earnings Per Share

Periods Ended April 30,	Three Months		Six Months
(In thousands, except per share amounts)	2011	2010	2011	2010
Net income	$35,360	$4,456	$80,655	$24,878

Basic:
Weighted average common shares	46,506	45,481	46,242	45,386

Basic earnings per common share	$0.76	$0.10	$1.74	$0.55

Diluted:
Weighted average common shares	46,506	45,481	46,242	45,386
Effect of dilutive stock options	1,733	886	1,565	811

Diluted weighted average common shares	48,239	46,367	47,807	46,197

Diluted earnings per common share	$0.73	$0.10	$1.69	$0.54

The following table sets forth stock options to purchase Cooper’s common stock that were not included in the diluted net income per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2011	2010	2011	2010
Numbers of stock option shares excluded	1,232	3,571	1,255	3,576

Range of exercise prices	$67.65-$80.51	$41.44-$80.51	$62.60-$80.51	$37.90-$80.51

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 8. Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Selling, general and administrative expense	$3.2	$1.7	$7.9	$4.3
Cost of sales	0.2	0.2	0.5	0.4
Research and development expense	0.2	0.1	0.3	0.2
Capitalized in inventory	0.2	0.2	0.5	0.4

Total compensation expense	$3.8	$2.2	$9.2	$5.3

Related income tax benefit	$1.1	$0.6	$2.8	$1.6

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

We only enter into derivative financial instruments with institutions with which we have an International Swap Dealers Association (ISDA) agreement in place. Our derivative financial instruments do not contain credit risk related contingent features such as call features or requirements for posting collateral. Although the Company and its counterparties have some right of set-off, all foreign exchange derivatives are displayed gross in the fair value tabular disclosure and accounted for as such in our Consolidated Condensed Balance Sheet. We adjust our foreign exchange forward contracts and cross currency swaps for credit risk on a per derivative basis. However, when applicable, we record interest rate derivatives as net on our Consolidated Condensed Balance Sheet, in accordance with ASC 815-10, but gross in the fair value tabular disclosure. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. For the fiscal first half ended April 30, 2011, and for the fiscal year ending October 31, 2010, all of our interest rate derivatives were in a liability position and, therefore, were not set-off in the Consolidated Condensed Balance Sheet. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution basis only. On an ongoing basis, the Company monitors counterparty credit ratings. We consider our credit nonperformance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

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

The effective portion of cash flow hedge contracts’ gains or losses resulting from changes in fair value of hedges is initially reported as a component of accumulated OCI in stockholders’ equity until the underlying hedged item is reflected in our Consolidated Statements of Income, at which time the effective amount in OCI is reclassified to either net sales or cost of sales in our Consolidated Statements of Income. As of April 30, 2011, there were no cash flow hedges outstanding and all related gains and losses were reclassified to our Consolidated Statement of Income.

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

Balance Sheet Hedges

We may manage the foreign currency risk associated with nonfunctional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. As of April 30, 2011, all outstanding balance sheet hedging derivatives had maturities of less than 12 months. The change in fair value of these derivatives is recognized in other income or expense.

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

Interest Rate Swaps

The Company may enter into floating-to-fixed interest rate swaps to fix the floating rate debt under our Credit Agreement. These interest rate swaps hedge variable interest payments by exchanging variable rate interest risk for a fixed interest rate. On May 3, 2007, the Company entered into four floating-to-fixed interest rate swaps. These interest rate swaps with notional values totaling $250.0 million, served to fix the floating rate debt for terms between 30 and 48 months with fixed rates between 4.94% to 4.96%. As of April 30, 2011, the outstanding swap notional value totaled $50.0 million with maturity less than 1 month and fixed rate of 4.94%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

On March 10, 2011, the Company entered into five floating-to-fixed interest rate swaps. These interest rate swaps with notional values totaling $200.0 million, serve to fix the floating rate debt for terms between 33 and 45 months with fixed rates between 1.27% and 1.78%.

We qualified and designated these aforementioned swaps under ASC 815 as cash flow hedges and recorded the offset of the cumulative fair market value (net of tax effect) to accumulated OCI in our Consolidated Condensed Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The outstanding swaps have been and are expected to remain highly effective for the life of the swap. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. The fair value of the outstanding swap is recorded in our Consolidated Condensed Balance Sheet and presented in the table below. Excluded from this table are liabilities of $0.8 million and $1.3 million that were recorded and attributable to accrued interest as of April 30, 2011 and October 31, 2010, respectively. We expect to reclassify $2.4 million from OCI to interest expense in our Consolidated Statements of Income over the next 12 months.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The fair value of derivative instruments in our Consolidated Condensed Balance Sheet as of April 30, 2011 and October 31, 2010 was as follows:

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	Fair Value 4/30/2011	Fair Value 10/31/2010	Balance Sheet Location	Fair Value 4/30/2011	Fair Value 10/31/2010
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Prepaid expense and other current assets	$0	$0	Other current liabilities	$0.1	$1.3
Interest rate contracts	Other assets	0	0	Accrued pension liability and other	1.4	0

Total derivatives designated as hedging instruments under ASC 815		$0	$0		$1.5	$1.3

Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	Prepaid expense and other current assets	$0.2	$1.2	Other current liabilities	$0.9	$1.4

Total derivatives not designated as hedging instruments under ASC 815		$0.2	$1.2		$0.9	$1.4

Total derivatives		$0.2	$1.2		$2.4	$2.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Income

For the Six Months Ended April 30, 2011 and 2010

(In millions)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative Ineffectiveness	Amount of Gain or (Loss) Recognized in Income Due to Ineffectiveness		Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	2011	2010		2011	2010		2011	2010		2011	2010
Interest rate contracts	$(1.8)	$(0.8)	Interest expense	$(1.6)	$(6.5)	Other income/ (expense)	$0	$0	Other income/ (expense)	$0	$0
Foreign exchange contracts	0	0.6	Net sales	0	(4.4)	Other income/ (expense)	0	0	Other income/ (expense)	0	0
Foreign exchange contracts	0	0	Cost of sales	1.7	1.6	Other income/ (expense)	0	0	Other income/ (expense)	0	0

Total	$(1.8)	$(0.2)		$0.1	$(9.3)		$0	$0		$0	$0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Six Months Ended April 30,
(In millions)		2011	2010
Interest rate contracts	Interest expense	$0	$0
Foreign exchange contracts	Other income (expense), net	(2.6)	(4.2)

Total		$(2.6)	$(4.2)

Note 11. Fair Value Measurements

As of April 30, 2011 and October 31, 2010, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

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

We may use interest rate swaps to maintain our desired mix of fixed-rate and variable-rate debt. The swaps exchange fixed and variable rate payments without exchanging the notional principal amount of the debt. The Company has elected to use the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets, specifically euro dollar futures contracts up to three years, and inputs other than quoted prices that are observable for the asset or liability - specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first half of 2011, within the fair value hierarchy at April 30, 2011, and fiscal year 2010, within the fair value hierarchy at October 31, 2010:

(In millions)	April 30, 2011	October 31, 2010
Assets:
Foreign exchange contracts	$0.2	$1.2

Liabilities:
Interest rate swaps	$1.5	$1.3
Foreign exchange contracts	0.9	1.4

	$2.4	$2.7

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

Cooper’s results of operations for the three and six months ended April 30, 2011 and 2010 reflect the following components of net periodic pension costs:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2011	2010	2011	2010
Service cost	$1,187	$992	$2,374	$1,984
Interest cost	743	668	1,487	1,336
Expected returns on assets	(736)	(611)	(1,472)	(1,222)
Amortization of prior service cost	6	6	12	12
Amortization of transition obligation	5	5	10	10
Recognized net actuarial loss	188	199	376	398
Curtailment loss	0	0	0	44

Net periodic pension cost	$1,393	$1,259	$2,787	$2,562

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Company contributed to the pension plan $1.2 million and $2.0 million for the three and six months ended April 30, 2011, respectively, and expects to contribute an additional $4.0 million in fiscal 2011. The Company contributed to the pension plan $0.8 million and $1.6 million for the three and six months ended April 30, 2010. The expected rate of return on plan assets for determining net periodic pension cost is 9.0%.

Note 13. Contingencies

Legal Proceedings

On April 28, 2011, Rembrandt Vision Technologies, L.P. filed a lawsuit against CooperVision, Inc. in the United States District Court for the Eastern District of Texas alleging that CooperVision infringes U.S. Patent No. 5,712,327 entitled “Soft Gas Permeable Contact Lens Having Improved Clinical Performance,” which was issued on January 28, 1998, to Sing-Hsiung Chang and Mei-Zyh Chang. The complaint alleges that CooperVision’s infringing conduct includes, but is not limited to, making, using, selling or offering to sell silicone hydrogel contact lenses. The complaint seeks an unspecified amount of damages, including treble damages, attorneys’ fees and costs and an injunction preventing any alleged infringement. CooperVision has not been served with the complaint nor has CooperVision filed any response to the complaint. No discovery has taken place, and no case management order has been entered. No trial date has been set. We intend to vigorously defend against this action.

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

Segment information:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2011	2010	2011	2010
CooperVision net sales by category:
Toric lens	$84,882	$74,725	$160,669	$138,258
Multifocal lens	18,083	18,287	34,712	34,968
Single-use sphere lens	58,922	50,412	111,870	97,355
Non single-use sphere and other eye care products and other	113,404	98,869	211,669	187,653

Total CooperVision net sales	275,291	242,293	518,920	458,234
CooperSurgical net sales	50,010	46,978	99,610	91,296

Total net sales	$325,301	$289,271	$618,530	$549,530

Operating income (loss):
CooperVision	$55,932	$34,700	$106,814	$67,134
CooperSurgical	12,200	11,102	24,469	21,155
Headquarters	(7,876)	(6,768)	(16,234)	(12,277)

Total operating income	60,256	39,034	115,049	76,012
Interest expense	4,268	9,730	11,219	19,955
Loss on extinguishment of debt	16,487	0	16,487	0
Litigation settlement charge	0	27,000	0	27,000
Other income (expense), net	219	168	(514)	(2,159)

Income before income taxes	$39,720	$2,472	$86,829	$26,898

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

(In thousands)	April 30, 2011	October 31, 2010
Identifiable assets:
CooperVision	$2,220,742	$2,141,685
CooperSurgical	332,287	328,931
Headquarters	72,163	54,402

Total	$2,625,192	$2,525,018

Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2011	2010	2011	2010
Net sales to external customers by country of domicile:
United States	$154,470	$144,698	$288,205	$263,053
Europe	95,500	84,728	184,404	168,246
Rest of world	75,331	59,845	145,921	118,231

Total	$325,301	$289,271	$618,530	$549,530

(In thousands)	April 30, 2011	October 31, 2010
Long-lived assets by country of domicile:
United States	$361,711	$357,200
Europe	234,419	227,780
Rest of world	9,875	8,907

Total	$606,005	$593,887

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

•	A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses and other hydrogel lenses.

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to claims involving litigation, product liability or patent protection.

•	Changes in tax laws or their interpretation, changes in effective tax rates and adverse tax interpretations by taxing agencies or courts.

•	Limitations on sales following new product introductions due to poor market acceptance.

•	New competitors or product innovations or technologies from competitors.

•	The impact of acquisitions or divestitures on revenues, earnings or margins.

•	Interest rate and foreign currency exchange rate fluctuations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

In this section, we discuss the results of our operations for the fiscal second quarter of 2011 and compare them with the same period of fiscal 2010. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Second Quarter Highlights

•	Net sales of $325.3 million, up 12% from the fiscal second quarter of 2010.

•	Gross profit $201.8 million, up from $163.5 million.

•	Operating income up 54% to $60.3 million.

•	Diluted earnings per share of 73 cents, up from 10 cents per share.

•

Results include costs of $16.5 million related to the redemption of our Senior Notes in the current year period and a $27.0 million charge related to the settlement of all claims in the class action lawsuit in the prior year period.

•	Cash provided by operations $64.9 million, down from $71.6 million.

Six-Month Highlights

•	Net sales of $618.5 million, up 13%.

•	Gross profit $378.4 million, up from $313.3 million.

•	Operating income up 51% to $115.0 million.

•	Diluted earnings per share of $1.69, up from 54 cents per share.

•

Results include costs of $16.5 million related to the redemption of our Senior Notes in the current year period and a $27.0 million charge related to the settlement of all claims in the class action lawsuit in the prior year period.

•	Cash provided by operations $137.8 million, up from $127.8 million.

Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by employment, housing and credit concerns continue to represent a risk to our forecasted performance for the remainder of fiscal year 2011 and beyond. We do not expect that our net sales, operations or supply of raw materials will be materially affected by the earthquake and tsunami that struck Japan in March 2011. Our facilities in Japan remain intact and undamaged, and our fiscal second quarter results indicated no significant impact. However, we are monitoring customer, distributor and supplier activity as there is uncertainty regarding the broader effects on the Japanese economy that represent a risk to our forecasted performance.

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

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. In the past three years, CooperVision launched monthly silicone hydrogel spherical, toric and multifocal lens products under our Biofinity® brand and two-week silicone hydrogel spherical and toric lens products under our Avaira® brand. We intend to launch our

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Biofinity spherical silicone hydrogel lens in Japan in 2011. While we believe that we have high quality silicone hydrogel contact lens products, our future growth may be limited by our late entry into the silicone hydrogel segment of the market. For example, competitive silicone hydrogel single-use and multifocal lens products are gaining market share and represent a risk to our business. We have limited manufacturing capacity for our silicone hydrogel multifocal product and have not yet marketed a silicone hydrogel single-use product. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.

We are also in the process of developing a number of new contact lens products to enhance CooperVision’s worldwide product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology™ materials and new lens designs, including multifocal and single-use silicone hydrogel lenses.

The medical device segment of the women’s healthcare market is highly fragmented. CooperSurgical competes based on brand awareness and market-focused product offerings, with a strategy that includes identifying and acquiring selected companies and product lines that improve its existing market position or serve new clinical areas. In April 2011, CooperSurgical acquired Apple Medical, a small privately held company that develops and markets medical devices specifically designed for obstetricians and gynecologists. The primary products include the OB/Mobius Elastic® Retractor used in cesarean sections, the Fischer Cone Biopsy Excisor™ used for cervical biopsies, and the Hunt Trocar™ used in laparoscopic surgical procedures. During fiscal 2010, CooperSurgical purchased the Her Option® endometrial ablation product line from American Medical Systems Holdings, Inc., and a smoke evacuation system for use during laparoscopic procedures performed in an operating room environment. We intend to continue to invest in CooperSurgical’s business through acquisitions of companies and product lines.

In connection with the normal management of our financial liabilities, in our fiscal first quarter we refinanced our syndicated Senior Unsecured Revolving Line of Credit due to mature on January 31, 2012, with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and a term loan facility in an aggregate principal amount of $250.0 million, each of which, mature on January 12, 2016. On February 15, 2011, we redeemed all $339.0 million aggregate principal amount outstanding of our Senior Notes, in accordance with the terms of the Indenture, from borrowings under the new Credit Agreement, including $250.0 million from the term loan facility. As of April 30, 2011, we had $460.4 million available under the Credit Agreement. We believe that our cash and cash equivalents, cash flow from operating activities and existing credit facilities will fund future operations, capital expenditures, cash dividends and acquisitions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selected Statistical Information – Percentage of Sales and Growth

Percentage of Sales	Three Months			Six Months
Periods Ended April 30,	2011	2010	% Change	2011	2010	% Change
Net sales	100%	100%	12%	100%	100%	13%
Cost of sales	38%	43%	(2%)	39%	43%	2%

Gross profit	62%	57%	23%	61%	57%	21%
Selling, general and administrative expense	39%	38%	14%	39%	39%	13%
Research and development expense	3%	3%	21%	3%	2%	24%
Restructuring costs	—	1%	—	—	—	—
Gain on settlement of preexisting relationship	—	—	—	2%	—	—
Amortization of intangibles	1%	2%	5%	2%	2%	8%

Operating income	19%	13%	54%	19%	14%	51%

Net Sales

Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•

CooperVision develops, manufactures and markets a broad range of contact lenses for the worldwide vision correction market. Dedicated to enhancing the contact lens experience for practitioners and patients, CooperVision specializes in lenses for astigmatism, presbyopia and ocular dryness.

•	CooperSurgical develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew by $36.0 million or 12% and $69.0 million or 13% in the three and six months ended April 30, 2011,

respectively.

	Three Months			Six Months
Periods Ended April 30,	2011	2010	% Change	2011	2010	% Change
CooperVision	$275.3	$242.3	14%	$518.9	$458.2	13%
CooperSurgical	50.0	47.0	6%	99.6	91.3	9%

	$325.3	$289.3	12%	$618.5	$549.5	13%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CooperVision Net Sales

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

In order to achieve comfortable and healthy contact lens wear, products are sold with recommended replacement schedules, otherwise defined as modalities, with the primary modalities being single-use, two-week and monthly. CooperVision offers spherical, aspherical, toric, multifocal and toric multifocal lens products in all primary modalities.

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

CooperVision’s Proclear® brand aspheric, toric and multifocal contact lenses, manufactured using proprietary phosphorylcholine (PC) Technology, help enhance tissue/device compatibility and offer improved lens comfort.

CooperVision’s Biofinity brand silicone hydrogel spherical, toric and multifocal contact lenses and Avaira brand spherical and toric products are manufactured using proprietary Aquaform technology to increase oxygen transmissibility for longer wear. We believe that it is important to develop a full range of multifocal and single-use silicone hydrogel products due to increased pressure from silicone hydrogel products offered by our major competitors.

Net sales growth in the three-month period includes increases in single-use spheres up 17% and total spheres up 10%. Total toric lenses grew 14%, including 22% growth of single-use toric lenses. Multifocal lenses declined 1% compared to the prior year period. Silicone hydrogel products grew 49%, and Proclear products increased 7%. Older conventional lens products and cosmetic lenses declined 16% and 29%, respectively.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CooperVision Net Sales by Region

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2011	2010	% Change	2011	2010	% Change
Americas	$117.3	$110.4	6%	$213.5	$196.4	9%
EMEA	97.2	86.6	12%	187.9	171.3	10%
Asia Pacific	60.8	45.3	34%	117.5	90.5	30%

	$275.3	$242.3	14%	$518.9	$458.2	13%

CooperVision’s worldwide net sales grew 14% in the three-month period and grew 13% in the six-month period. Americas net sales grew 6% and 9% in the three- and six-month periods, respectively, primarily due to market gains of CooperVision’s silicone hydrogel spherical and toric lenses, up 44% in the three-month period and 46% in the six-month period, and single-use lenses, up 23% in the three-month period and 19% in the six-month period. In our fiscal first quarter of 2010, we recorded $10.1 million of reductions to Americas net sales due to out-of-period adjustments to increase accruals for rebates that were under-accrued in fiscal 2009. EMEA net sales grew 12% and 10% driven by increases in sales of silicone hydrogel lenses, up 56% and 57% and Proclear 1 Day lenses, up 28% and 21% in the three- and six-month periods, respectively. Net sales to the Asia Pacific region grew 34% and 30% in the three- and six-month periods, primarily due to sales growth of single-use spherical and toric products, up 18% in both the three- and six-month periods and silicone hydrogel lenses, up 67% and 64%; these results include sales related to product lines acquired on December 1, 2010 of $8.2 million and $13.6 million in the current year three- and six-month periods.

CooperVision’s net sales growth is driven primarily by increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.

CooperSurgical Net Sales

CooperSurgical’s net sales increased 6% and 9% in the three- and six-month periods to $50.0 million and $99.6 million, respectively, with net sales growth excluding acquisitions of 5% and 6%, respectively. Sales of products used in surgical procedures grew 16% and represent 36% of CooperSurgical’s sales compared to 33% in the prior year period. CooperSurgical’s sales are primarily comprised of women’s healthcare products used by obstetricians and gynecologists. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix along with increased average realized prices on disposable products have influenced organic sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Six Months
Periods Ended April 30,	2011	2010	2011	2010
CooperVision	61%	55%	61%	56%
CooperSurgical	65%	62%	64%	62%
Consolidated	62%	57%	61%	57%

The increase in CooperVision’s gross margin is largely attributable to improvements in manufacturing efficiencies and product mix, primarily the shift to higher margin silicone hydrogel products. The gross margin includes efficiencies associated with the 2009 CooperVision Manufacturing restructuring plan. There were no restructuring costs under the plan reported for the current year period compared to $3.6 million in last year’s second quarter. Restructuring costs under the plan for the six-month periods ending April 30, 2011 and 2010 were $1.9 million and $5.8 million, respectively. These restructuring costs are primarily severance charges and accelerated depreciation, and we do not expect to incur similar costs related to this manufacturing restructuring plan in future periods. Gross margin for the fiscal first half of 2010 reflects the increase in accruals for rebates discussed above.

The increase in CooperSurgical’s gross margin for the fiscal first half of 2011 is largely attributable to manufacturing efficiency improvements and product mix including higher margins on products used in surgical procedures, which represented 36% of net sales in the current period compared to 33% in the fiscal 2010 period.

Selling, General and Administrative Expense (SGA)

Three Months Ended April 30, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CooperVision	$101.2	37%	$89.0	37%	14%
CooperSurgical	17.3	35%	15.5	33%	12%
Headquarters	7.9	N/A	6.8	N/A	16%

	$126.4	39%	$111.3	38%	14%

Six Months Ended April 30, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CooperVision	$189.7	37%	$169.2	37%	12%
CooperSurgical	33.9	34%	30.4	33%	11%
Headquarters	16.2	N/A	12.3	N/A	32%

	$239.8	39%	$211.9	39%	13%

The increase in CooperVision’s SGA in the fiscal 2011 period is primarily due to our increased investment in sales and marketing to reach new customers and to promote our silicone hydrogel products as well as investments in infrastructure such as information technology.

The increase in CooperSurgical’s SGA in the fiscal 2011 period is primarily due to increased selling and marketing costs to support higher sales and anticipated further growth.

Corporate headquarters’ SGA increased in the fiscal 2011 period primarily due to accrued bonuses in the current year period that were not in the prior year period and increased share-based compensation costs partially offset by reduced consulting fees.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Research and Development Expense

Three Months Ended April 30, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CooperVision	$9.0	3%	$7.4	3%	22%
CooperSurgical	1.4	3%	1.2	3%	15%

	$10.4	3%	$8.6	3%	21%

Six Months Ended April 30, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CooperVision	$17.2	3%	$13.9	3%	23%
CooperSurgical	2.9	3%	2.3	2%	29%

	$20.1	3%	$16.2	2%	24%

CooperVision research and development expense increased in dollars in the fiscal 2011 period primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

CooperSurgical research and development expense increased in dollars in the current period, primarily due to investments in the design of the next generation product line of uterine manipulators. Other research and development activities include the upgrade and expansion of CooperSurgical’s portfolio of assisted reproductive technology products as well as products within the general obstetrics and gynecology offerings.

Gain on Settlement of Preexisting Relationship

On December 1, 2010, CooperVision purchased certain assets of Asahikasei Aime Co., Ltd. (Aime) from Asahi Kasei Pharma Corporation, and the results of operations are included in our consolidated results of operations from that date. Prior to the acquisition, Aime had retained the right to sell our Biofinity brand of contact lenses in certain defined markets. In accordance with the accounting guidance relating to the accounting for a preexisting relationship between the parties to a business combination, we recorded a gain of $6.1 million on the settlement of this supply agreement in our Consolidated Statement of Income for the fiscal first half of 2011. The gain increased the related goodwill.

Operating Income

Three Months Ended April 30, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CooperVision	$55.9	20%	$34.7	14%	61%
CooperSurgical	12.3	24%	11.1	24%	10%
Headquarters	(7.9)	N/A	(6.8)	N/A	(16%)

	$60.3	19%	$39.0	13%	54%

Six Months Ended April 30, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CooperVision	$106.8	21%	$67.1	15%	59%
CooperSurgical	24.4	25%	21.2	23%	16%
Headquarters	(16.2)	N/A	(12.3)	N/A	(32%)

	$115.0	19%	$76.0	14%	51%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

The increases in operating income in the fiscal 2011 periods both in absolute dollars and as a percentage of net sales were primarily due to increases in gross profit of 23% and 21% for the three- and six-month periods, respectively, partially offset by increases in operating expenses of 14% and 11% in the same periods, respectively. The gain on settlement also contributed to the increase in the six-month period of 2011.

Interest Expense

Interest expense in the fiscal second quarter decreased 56% to $4.3 million and to 1% of net sales from 3% of net sales in the prior year period, and year to date decreased 44% to $11.2 million and to 2% of net sales from 4% in the prior year six-month period. The decrease reflects lower interest rates primarily as a result of the redemption of our senior notes in February and a reduction in our long-term borrowings used for capital expenditures.

Loss on Extinguishment of Debt

In February 2011, we redeemed all $339.0 million aggregate principal amount outstanding of the Senior Notes issued on January 31, 2007, in accordance with the terms of the Indenture among the Company, the guarantors party thereto and HSBC Bank USA, National Association, as trustee, pursuant to which the Senior Notes were issued. In accordance with the Indenture, the redemption price for the Notes was 103.563% of their principal amount plus accrued and unpaid interest to February 15, 2011, the redemption date. In our fiscal second quarter of 2011, we recorded a $16.5 million loss on the repurchase that includes the write-off of about $4.4 million of unamortized costs and the redemption premium of $12.1 million related to the Senior Notes on our Consolidated Statement of Income. The Company paid the aggregate purchase price from borrowings under the new Credit Agreement, including $250.0 million from the term loan facility.

Settlement

The Company and several of its directors and officers had been named in a consolidated securities class action lawsuit, the nature and status of which is described in Note 12. Commitments and Contingencies in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. The Company announced on May 4, 2010, that it reached an agreement in principle and recorded a charge in our fiscal second quarter 2010 to settle the consolidated class action lawsuit for $27.0 million, which we funded into escrow in our fiscal fourth quarter of 2010. The Court granted final approval of the proposed settlement on December 13, 2010.

Other Income (Expense), Net

Periods Ended April 30,	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Foreign exchange gain (loss)	$0.3	$0.4	$(0.4)	$(1.9)
Other, net	(0.1)	(0.2)	(0.1)	(0.3)

	$0.2	$0.2	$(0.5)	$(2.2)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Provision for Income Taxes

We recorded income tax expense of $6.2 million in the fiscal first half of 2011 compared to $2.0 million in the prior year period. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2011 was 7.1%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first half of 2010 was 7.5%. The decrease in the fiscal 2011 ETR reflects the shift in the geographic mix of income during the period. The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates.

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Selling, general and administrative expense	$3.2	$1.7	$7.9	$4.3
Cost of sales	0.2	0.2	0.5	0.4
Research and development expense	0.2	0.1	0.3	0.2
Capitalized in inventory	0.2	0.2	0.5	0.4

Total compensation expense	$3.8	$2.2	$9.2	$5.3

Related income tax benefit	$1.1	$0.6	$2.8	$1.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

Second Quarter Highlights

•	Operating cash flow $64.9 million vs. $71.6 million in the fiscal second quarter of 2010.

•	Expenditures for purchases of property, plant and equipment (PP&E) $23.2 million vs. $11.2 million in the prior year period.

•	Total debt decreased to $553.2 million from $611.1 million at October 31, 2010.

Six-Month Highlights

•	Operating cash flow $137.8 million vs. $127.8 million in the fiscal first half of 2010.

•	Expenditures for purchases of PP&E $52.0 million vs. $24.1 million in the prior year period.

•	Cash payments for acquisitions totaled $36.6 million vs. $31.0 million in the prior year period.

Comparative Statistics

($ in millions)	April 30, 2011	October 31, 2010
Cash and cash equivalents	$8.4	$3.6
Total assets	$2,625.2	$2,525.0
Working capital	$332.3	$291.8
Total debt	$553.2	$611.1
Stockholders’ equity	$1,810.3	$1,666.8
Ratio of debt to equity	0.31:1	0.37:1
Debt as a percentage of total capitalization	23%	27%
Operating cash flow - twelve months ended	$277.7	$267.7

Working Capital

The increase in working capital in the fiscal second quarter of 2011 was primarily due to increases in inventories and other current assets and decreases in accounts payable and other accrued liabilities, partially offset by the current portion of the term loan.

Operating Cash Flow

Cash flow provided by operating activities increased to $137.8 million in the fiscal first half of 2011 from $127.8 million in the prior year period, primarily due to the increase in net income partially offset by the increase in inventory to provide for new product launches.

At the end of the fiscal first half of 2011, Cooper’s inventory months on hand (MOH) increased to 6.1 from 5.7 at April 30, 2010. Our days sales outstanding (DSO) were 54 days, consistent with the prior year period. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable.

Investing Cash Flow

Cash used in investing activities of $88.6 million in the fiscal first half of 2011 was for capital expenditures of $52.0 million, primarily to improve manufacturing efficiency, and payments of $36.6 million related to acquisitions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Concluded

Financing Cash Flow

Cash used in financing activities of $44.7 million in the fiscal first half of 2011 was driven by net repayments of debt of $70.0 million, acquisition costs related to the Credit Agreement of $9.5 million and dividends paid on our common stock of $1.4 million, partially offset by proceeds of $36.2 million from the exercise of share-based compensation awards.

As of April 30, 2011, we had $460.4 million available under the Credit Agreement, and we are in compliance with the material covenants of Interest Coverage Ratio and Total Leverage Ratio at 12.33 to 1.00 versus the requirement to be at least 3.00 to 1.00 and 1.61 to 1.00 versus the requirement to remain below 3.75 to 1.00, respectively. As defined in the Credit Agreement, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA.

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

During the fiscal first half of 2011, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, for a more complete discussion of our estimates and critical accounting policies.

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

Trademarks

Aquaform® , Avaira®, Biofinity®, Her Option®, OB/Mobius® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. Fischer Cone Biopsy Excisor™, Hunt Trocar™ and PC Technology™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Swedish krona and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement may vary with the London Interbank Offered Rate (LIBOR). We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and Note 10 in this Quarterly Report on Form 10-Q for the period ended April 30, 2011.

In connection with the normal management of our financial liabilities, we refinanced our syndicated Senior Unsecured Revolving Line of Credit due to mature on January 31, 2012, with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and a term loan facility in an aggregate principal amount of $250.0 million, each of which, mature on January 12, 2016. On February 15, 2011, we redeemed all $339.0 million aggregate principal amount outstanding of our Senior Notes, in accordance with the terms of the Indenture, from borrowings under the new Credit Agreement, including $250.0 million from the term loan facility.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2011, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of April 30, 2011, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 28, 2011, Rembrandt Vision Technologies, L.P. filed a lawsuit against CooperVision, Inc. in the United States District Court for the Eastern District of Texas alleging that CooperVision infringes U.S. Patent No. 5,712,327 entitled “Soft Gas Permeable Contact Lens Having Improved Clinical Performance,” which was issued on January 28, 1998, to Sing-Hsiung Chang and Mei-Zyh Chang. The complaint alleges that CooperVision’s infringing conduct includes, but is not limited to, making, using, selling or offering to sell silicone hydrogel contact lenses. The complaint seeks an unspecified amount of damages, including treble damages, attorneys’ fees and costs and an injunction preventing any alleged infringement. CooperVision has not been served with the complaint nor has CooperVision filed any response to the complaint. No discovery has taken place, and no case management order has been entered. No trial date has been set. We intend to vigorously defend against this action.

On April 1, 2011, the Internal Revenue Service (IRS) issued a Notice of Deficiency to the Company in connection with its audit of the Company’s income tax returns for the years 2005 and 2006. The Notice asserts that the Company is subject to additional taxes due to a proposed adjustment under the anti-deferral provisions of Subpart F of the Internal Revenue Code. If sustained, such taxes should be offset by the Company’s existing federal net operating loss carryforwards leaving a $1.2 million balance of proposed taxes owed. The Company intends to defend its positions taken in its income tax returns vigorously. However, if the IRS’s contentions were sustained, the Company’s existing federal net operating loss carryforwards could be materially reduced, which could result in a material adverse effect on the Company’s future net income.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2010.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.

10.2	Amended and Restated 2006 Long-Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.

11*	Calculation of Earnings Per Share

22.1	Submission of Matters to a Vote of Security Holders filed as Item 5.07 in the Company’s Current Report on Form 8-K filed March 22, 2011, and incorporated herein by reference

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	BRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 3, 2011	/s/ Rodney E. Folden
Rodney E. Folden
Vice President and Corporate Controller
(Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.

10.1	Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.

10.2	Amended and Restated 2006 Long-Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.

11*	Calculation of Earnings Per Share

22.1	Submission of Matters to a Vote of Security Holders filed as Item 5.07 in the Company’s Current Report on Form 8-K filed March 22, 2011, and incorporated herein by reference

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	BRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.