Form 10-Q
period 2011-07-31
COOPER COMPANIES INC
filed 2011-09-02
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	47,734,532 Shares
Class	Outstanding at July 31, 2011

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Periods Ended July 31,

(In thousands, except for earnings per share)

(Unaudited)

	Three Months		Nine Months
	2011	2010	2011	2010
Net sales	$351,396	$295,635	$969,926	$845,165
Cost of sales	148,594	119,649	388,755	355,923

Gross profit	202,802	175,986	581,171	489,242
Selling, general and administrative expense	133,617	111,265	373,453	323,183
Research and development expense	11,725	8,588	31,843	24,788
Restructuring costs	0	14	0	424
Settlement of preexisting relationship	6,080	0	0	0
Amortization of intangibles	5,493	4,723	14,940	13,439

Operating income	45,887	51,396	160,935	127,408
Interest expense	3,217	8,729	14,436	28,684
Loss on extinguishment of debt	0	0	16,487	0
Litigation settlement charge	0	0	0	27,000
Other income (expense), net	386	985	(128)	(1,174)

Income before income taxes	43,056	43,652	129,884	70,550
Provision for income taxes	4,919	3,925	11,092	5,945

Net income	$38,137	$39,727	$118,792	$64,605

Basic earnings per share	$0.81	$0.87	$2.55	$1.42

Diluted earnings per share	$0.78	$0.86	$2.46	$1.40

Number of shares used to compute earnings per share:
Basic	47,322	45,605	46,606	45,459

Diluted	49,009	46,402	48,362	46,232

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheet

(In thousands)

(Unaudited)

	July 31, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,872	$3,573
Trade accounts receivable, net of allowance for doubtful accounts of $4,959 at July 31, 2011 and $4,238 at October 31, 2010	218,416	197,490
Inventories	243,370	227,902
Deferred tax assets	33,061	28,828
Prepaid expense and other current assets	40,917	33,547

Total current assets	543,636	491,340

Property, plant and equipment, at cost	953,880	919,268
Less: accumulated depreciation and amortization	352,786	325,381

	601,094	593,887

Goodwill	1,270,300	1,261,976
Other intangibles, net	125,840	114,177
Deferred tax assets	27,208	23,072
Other assets	47,256	40,566

	$2,615,334	$2,525,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$38,735	$19,159
Accounts payable	58,905	51,792
Employee compensation and benefits	43,057	44,821
Accrued income taxes	5,933	4,494
Other current liabilities	91,063	79,254

Total current liabilities	237,693	199,520

Long-term debt	406,485	591,977
Deferred tax liabilities	18,964	20,202
Accrued pension liability and other	64,514	46,543

Total liabilities	727,656	858,242

Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	0	0
Common stock, 10 cents par value, shares authorized: 70,000; issued 47,904 at July 31, 2011 and 46,140 at October 31, 2010	4,791	4,614
Additional paid-in capital	1,173,519	1,083,779
Accumulated other comprehensive loss	(4,540)	(17,334)
Retained earnings	716,498	600,522
Treasury stock at cost: 169 shares at July 31, 2011 and 313 shares at October 31, 2010	(2,590)	(4,805)

Stockholders’ equity	1,887,678	1,666,776

	$2,615,334	$2,525,018

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Nine Months Ended July 31,

(In thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$118,792	$64,605
Depreciation and amortization	71,810	70,785
Loss on extinguishment of debt	16,487	0
Accrued litigation settlement	0	27,000
(Decrease) increase in operating capital	(424)	23,851
Other non-cash items	18,626	16,812

Net cash provided by operating activities	225,291	203,053

Cash flows from investing activities:
Purchases of property, plant and equipment	(71,156)	(40,988)
Acquisitions of businesses, net of cash acquired, and other	(40,966)	(32,442)

Net cash used in investing activities	(112,122)	(73,430)

Cash flows from financing activities:
Net proceeds of short-term debt	7,075	15,247
Repayments of long-term debt	(1,355,000)	(504,310)
Proceeds from long-term debt	1,169,930	354,260
Dividends on common stock	(1,385)	(1,362)
Debt acquisition costs	(9,582)	0
Excess tax benefit from share-based compensation arrangements	2,895	407
Issuance of common stock for employee stock plans	76,874	5,439

Net cash used in financing activities	(109,193)	(130,319)
Effect of exchange rate changes on cash and cash equivalents	323	4

Net increase (decrease) in cash and cash equivalents	4,299	(692)
Cash and cash equivalents - beginning of period	3,573	3,932

Cash and cash equivalents - end of period	$7,872	$3,240

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Periods Ended July 31,

(In thousands)

(Unaudited)

	Three Months		Nine Months
	2011	2010	2011	2010
Net income	$38,137	$39,727	$118,792	$64,605
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,595)	6,437	16,195	(29,117)
Change in value of derivative instruments, net of tax	(1,065)	2,175	(3,461)	8,948
Additional minimum pension liability, net of tax	7	(439)	22	(439)
Unrealized gain on marketable securities, net of tax	38	0	38	0

Other comprehensive (loss) income	(6,615)	8,173	12,794	(20,608)

Comprehensive income	$31,522	$47,900	$131,586	$43,997

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

•

CooperVision develops, manufactures and markets a broad range of contact lenses for the worldwide vision correction market. CooperVision produces monthly, two-week and daily disposable contact lenses to solve vision challenges such as astigmatism and presbyopia.

•	CooperSurgical develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at July 31, 2011 and October 31, 2010, the consolidated results of its operations for the three and nine months ended July 31, 2011 and 2010 and its consolidated condensed cash flows for the nine months ended July 31, 2011 and 2010. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.

During interim periods, we follow the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. Please refer to this when reviewing this Quarterly Report on Form 10-Q.

During the fiscal third quarter of 2011, we recorded an out-of-period adjustment related to CooperVision’s acquisition of certain assets of Asahikasei Aime Co., Ltd. (Aime), reported in our fiscal first quarter of 2011, to reduce the amount of recorded goodwill and reverse the $6.1 million gain on settlement of preexisting relationship. The Company determined that it incorrectly applied the guidance in ASC 805, Business Combinations, relating to the settlement of preexisting relationships due to our interpretation of specific language in the underlying contract. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of ASC 270-10-45-16, Accounting Changes in Interim Periods, and ASC 250, Accounting Changes and Error Corrections, that incorporates SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we do not believe that the effect of the out-of-period adjustment is material to our estimated full fiscal year 2011 financial results. We also do not believe that the out-of-period adjustment is material to any previously issued quarterly consolidated financial statements and to the fiscal third quarter of 2011. Based on this assessment of materiality, the out-of-period adjustment was recorded in our consolidated financial statements for the fiscal third quarter of 2011. There is no impact on our nine-month results as the error and its correction were both recorded in the nine-month period ended July 31, 2011.

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

During the fiscal first nine months of 2011, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, for a more complete discussion of our estimates and critical accounting policies.

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The amendments (1) clarify the Boards’ intent regarding the application of existing fair value measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle and (3) add disclosure requirements concerning the measurement uncertainty of level 3 measurements. The Boards concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective during interim and annual periods beginning after

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

December 15, 2011. Early application is not permitted. The Company is currently evaluating the potential impact of ASU 2011-04, which is effective for the Company on November 1, 2012, on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU, which amends ASC 220, Comprehensive Income, allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments made by ASU 2011-05 should be applied retrospectively and become effective for fiscal years (and interim periods within those years) beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2011-05, which is effective for the Company for the fiscal year beginning on November 1, 2012, will have an impact on our consolidated financial statements.

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

No restructuring costs were recorded in the current quarter, and in the fiscal first nine months of 2011, $1.9 million, including $0.8 million of employee benefit costs and $1.1 million of costs associated with assets, primarily non-cash, were reported in cost of sales. In the year ended October 31, 2010, $16.1 million, including $3.3 million of employee benefit costs and $12.8 million of costs associated with assets, primarily non-cash, were reported as $16.0 million in cost of sales and $0.1 million in restructuring costs. In the year ended October 31, 2009, $5.1 million including $3.6 million of employee benefit costs and $1.5 million of non-cash costs associated with assets were reported as $5.0 million in cost of sales and $0.1 million in restructuring costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

(In millions)	Balance at Beginning of Period	Additions Charged to Costs of Sales and Restructuring Costs	Payments and Adjustments	Balance at End of Period
Year Ended October 31, 2009
Other current liabilities	$0	$3.6	$0.6	$3.0
Accelerated depreciation and other	0	1.5	1.2	0.3

	$0	$5.1	$1.8	$3.3

Year Ended October 31, 2010
Other current liabilities	$3.0	$4.4	$4.9	$2.5
Accelerated depreciation and other	0.3	11.7	10.2	1.8

	$3.3	$16.1	$15.1	$4.3

Fiscal Nine Months Ended July 31, 2011
Other current liabilities	$2.5	$0.9	$3.2	$0.2
Accelerated depreciation and other	1.8	1.0	1.9	0.9

	$4.3	$1.9	$5.1	$1.1

The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

Note 3. Inventories

(In thousands)	July 31, 2011	October 31, 2010
Raw materials	$63,409	$47,411
Work-in-process	10,266	8,937
Finished goods	169,695	171,554

	$243,370	$227,902

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 4. Intangible Assets

Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2009	$1,049,270	$207,759	$1,257,029
Net additions during the year ended October 31, 2010	0	10,102	10,102
Translation	(4,998)	(157)	(5,155)

Balance as of October 31, 2010	1,044,272	217,704	1,261,976
Net additions during the nine-month period ended July 31, 2011	870	2,830	3,700
Translation	4,593	31	4,624

Balance as of July 31, 2011	$1,049,735	$220,565	$1,270,300

We performed our annual impairment test in our fiscal third quarter of 2011, and our analysis indicated that we had no impairment of goodwill. We test goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards.

The goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. A reporting unit is the level of reporting at which goodwill is tested for impairment. Our reporting units are the same as our business segments CooperVision and CooperSurgical reflecting the way that we manage our business.

The fair value of our reporting units was determined using the income valuation approach. Under the income approach, specifically the discounted cash flow method, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life.

In the application of the income approach, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. Discount rates are based on a weighted average cost of capital, which represents the average rate a business must pay its providers of debt and equity capital. We used discount rates that are the representative weighted average cost of capital for each of our reporting units, with consideration given to the current condition of the global economy. The discount rates used in the current year are about 100 basis points lower than those used in our analysis for fiscal year 2010 reflecting the current condition of the United States and the global economy. The Company determines net sales forecasts based on our best estimate of near-term net sales expectations and long-term projections which include review of published independent industry analyst reports. As a sensitivity analysis, a 100 basis point reduction in the assumed net sales growth beginning in fiscal 2011 and extending through the valuation period would decrease the excess amount of the estimated fair value of each reporting unit over the carrying value but would not cause a change in the results of our impairment testing that indicated that we had no impairment of goodwill.

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

Other Intangible Assets

	As of July 31, 2011		As of October 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$3,115	$1,362	$3,022	$1,195
Technology	109,645	60,174	105,527	52,954
Shelf space and market share	102,083	44,804	88,803	37,953
License and distribution rights and other	24,169	6,832	15,701	6,774

	239,012	$113,172	213,053	$98,876

Less accumulated amortization and translation	113,172		98,876

Other intangible assets, net	$125,840		$114,177

We estimate that amortization expense will average $20.7 million per year in the three-year period ending October 31, 2013, and average $14.7 million in the two succeeding years ending October 31, 2015.

Note 5. Debt

(In thousands)	July 31, 2011	October 31, 2010
Short-term:
Overdraft and other credit facilities	$26,235	$19,159
Current portion of long-term debt	12,500	0

	$38,735	$19,159

Long-term:
Credit agreement	$406,250	$252,750
Senior notes	0	339,000
Other	235	227

	$406,485	$591,977

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Credit Agreement: On January 12, 2011, Cooper refinanced its existing syndicated Senior Unsecured Revolving Line of Credit (Revolver) with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and a term loan facility in an aggregate principal amount of $250.0 million, each of which, unless terminated earlier, mature on January 12, 2016. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $250.0 million. KeyBank led the refinancing with certain banks that participated in the Revolver retaining or increasing their participation in the Credit Agreement.

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

At July 31, 2011, the Company’s Interest Coverage Ratio was 15.80 to 1.00 and the Total Leverage Ratio was 1.26 to 1.00.

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

At July 31, 2011, we had $574.8 million available under the Credit Agreement.

Senior Notes: On January 31, 2007, the Company issued $350.0 million aggregate principal amount of 7.125% Senior Notes (the Notes) due February 15, 2015, of which none were outstanding at the end of our fiscal second and third quarter of 2011. The Notes paid interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

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

Note 6. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first nine months of 2011 was 8.5%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first nine months of 2010 was 8.4%. The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates reflecting the shift in the geographic mix of income during recent periods with income earned in foreign jurisdictions increasing as compared to income earned in the United States. As a result, the ratio of domestic income to worldwide income primarily within CooperVision has decreased over recent fiscal periods. A reduction in the ratio of domestic income to worldwide income effectively lowers the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where the Company operates are significantly lower than the statutory rate in the United States. The completion of the Company’s restructuring plan to close a CooperVision manufacturing facility, located in Norfolk, Virginia, with the manufacturing demand subsequently absorbed by our plants in the United Kingdom and Puerto Rico contributed to this change in the geographic mix of income. As a result of this restructuring, substantially all of CooperVision’s contact lens products are manufactured outside of the United States.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Additionally, in fiscal 2011, the Company recorded a $16.5 million domestic loss on the repurchase of its Senior Notes that included the write off of about $4.4 million of unamortized costs and the redemption premium of $12.1 million. This impacted the Company’s tax provision and further reduced the overall effective tax rate.

The Company adopted the provisions of ASC 740-10-25-5 through 25-17, Basic Recognition Threshold, formerly FIN 48, on November 1, 2007. Under this guidance, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2010, the Company had total gross unrecognized tax benefits of $19.7 million. If recognized, $18.8 million of unrecognized tax benefits would impact the Company’s ETR. For the nine-month period ended July 31, 2011, there were no material changes to the total amount of unrecognized tax benefits.

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

As of July 31, 2011, the tax years for which the Company remains subject to United States Federal income tax assessment upon examination are 2005 through 2010. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2006 through 2010.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 7. Earnings Per Share

	$38.89-$80.51	$38.89-$80.51	$38.89-$80.51	$38.89-$80.51
Periods Ended July 31, (In thousands, except per share amounts)	Three Months		Nine Months
	2011	2010	2011	2010
Net income	$38,137	$39,727	$118,792	$64,605

Basic:
Weighted average common shares	47,322	45,605	46,606	45,459

Basic earnings per common share	$0.81	$0.87	$2.55	$1.42

Diluted:
Weighted average common shares	47,322	45,605	46,606	45,459
Effect of dilutive stock options	1,687	797	1,756	773

Diluted weighted average common shares	49,009	46,402	48,362	46,232

Diluted earnings per common share	$0.78	$0.86	$2.46	$1.40

The following table sets forth stock options to purchase Cooper’s common stock that were not included in the diluted net income per share calculation because their effect would have been antidilutive for the periods presented:

	$38.89-$80.51	$38.89-$80.51	$38.89-$80.51	$38.89-$80.51
Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2011	2010	2011	2010
Numbers of stock option shares excluded	10	3,587	1,135	3,587

Range of exercise prices	$80.51	$38.89-$80.51	$66.15-$80.51	$38.89-$80.51

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 8. Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

Periods Ended July 31, (In millions)	Three Months		Nine Months
	2011	2010	2011	2010
Selling, general and administrative expense	$3.2	$1.9	$11.1	$6.2
Cost of sales	0.2	0.1	0.7	0.5
Research and development expense	0.2	0.1	0.5	0.3
Capitalized in inventory	0.2	0.1	0.7	0.5

Total compensation expense	$3.8	$2.2	$13.0	$7.5

Related income tax benefit	$1.1	$0.6	$3.9	$2.5

Note 9. Cash Dividends

We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 7, 2011, to stockholders of record on January 19, 2011. We paid another semiannual dividend of approximately $1.4 million or 3 cents per share on August 5, 2011, to stockholders of record on July 25, 2011.

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

We only enter into derivative financial instruments with institutions with which we have an International Swap Dealers Association (ISDA) agreement in place. Our derivative financial instruments do not contain credit risk related contingent features such as call features or requirements for posting collateral. Although the Company and its counterparties have some right of set-off, all foreign exchange derivatives are displayed gross in the fair value tabular disclosure and accounted for as such in our Consolidated Condensed Balance Sheet. We adjust our foreign exchange forward contracts and cross currency swaps for credit risk on a per derivative basis. However, when applicable, we record interest rate derivatives as net on our Consolidated Condensed Balance Sheet, in accordance with ASC 815-10, but gross in the fair value tabular disclosure. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. For the fiscal first nine months ended July 31, 2011, and for the fiscal year ending October 31, 2010, all of our interest rate derivatives were in a liability position and, therefore, were not set-off in the Consolidated Condensed Balance Sheet. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution basis only. On an ongoing basis, the Company monitors counterparty credit ratings. We consider our credit nonperformance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

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

The effective portion of cash flow hedge contracts’ gains or losses resulting from changes in fair value of hedges is initially reported as a component of accumulated OCI in stockholders’ equity until the underlying hedged item is reflected in our Consolidated Statements of Income, at which time the effective amount in OCI is reclassified to either net sales or cost of sales in our Consolidated Statements of Income. As of July 31, 2011, there were no cash flow hedges outstanding and all related gains and losses were reclassified to our Consolidated Statement of Income.

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

Balance Sheet Hedges

We may manage the foreign currency risk associated with nonfunctional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. As of July 31, 2011, all outstanding balance sheet hedging derivatives had maturities of less than 12 months. The change in fair value of these derivatives is recognized in other income or expense.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Interest Rate Swaps

The Company may enter into floating-to-fixed interest rate swaps to fix the floating rate debt under our Credit Agreement. These interest rate swaps hedge variable interest payments by exchanging variable rate interest risk for a fixed interest rate. On May 3, 2007, the Company entered into four floating-to-fixed interest rate swaps. These interest rate swaps with notional values totaling $250.0 million, served to fix the floating rate debt for terms between 30 and 48 months with fixed rates between 4.94% to 4.96%. As of July 31, 2011, all of these interest rate swaps had expired.

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

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The outstanding swaps have been and are expected to remain highly effective for the life of the swap. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. The fair value of the outstanding swap is recorded in our Consolidated Condensed Balance Sheet and presented in the table below. Excluded from this table are liabilities of $0.3 million and $1.3 million that were recorded and attributable to accrued interest as of July 31, 2011 and October 31, 2010, respectively. We expect to reclassify $2.2 million from OCI to interest expense in our Consolidated Statements of Income over the next 12 months and $1.9 million thereafter.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The fair value of derivative instruments in our Consolidated Condensed Balance Sheets as of July 31, 2011 and October 31, 2010 was as follows:

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	Fair Value 7/31/2011	Fair Value 10/31/2010	Balance Sheet Location	Fair Value 7/31/2011	Fair Value 10/31/2010
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Prepaid expense and other current assets	$0	$0	Other current liabilities	$0	$1.3
Interest rate contracts	Other assets	0	0	Accrued pension liability and other	4.1	0

Total derivatives designated as hedging instruments under ASC 815		$0	$0		$4.1	$1.3

Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	Prepaid expense and other current assets	$0.9	$1.2	Other current liabilities	$0.6	$1.4

Total derivatives not designated as hedging instruments under ASC 815		$0.9	$1.2		$0.6	$1.4

Total derivatives		$0.9	$1.2		$4.7	$2.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Income

For the Nine Months Ended July 31, 2011 and 2010

(In millions)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative Ineffectiveness	Amount of Gain or (Loss) Recognized in Income Due to Ineffectiveness		Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	2011	2010		2011	2010		2011	2010		2011	2010
Interest rate contracts	$(5.0)	$(1.0)	Interest expense	$(2.2)	$(8.6)	Other income/ (expense)	$0	$0	Other income/ (expense)	$0	$0

Foreign exchange contracts	0	1.3	Net sales	0	(4.3)	Other income/ (expense)	0	0	Other income/ (expense)	0	0

Foreign exchange contracts	0	0	Cost of sales	1.7	1.3	Other income/ (expense)	0	0	Other income/ (expense)	0	0

Total	$(5.0)	$0.3		$(0.5)	$(11.6)		$0	$0		$0	$0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Nine Months Ended July 31, (In millions)		2011	2010
Interest rate contracts	Interest expense	$0	$0
Foreign exchange contracts	Other income (expense), net	(1.9)	(4.3)

Total		$(1.9)	$(4.3)

Note 11. Fair Value Measurements

As of July 31, 2011 and October 31, 2010, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first nine months of 2011, within the fair value hierarchy at July 31, 2011, and fiscal year 2010, within the fair value hierarchy at October 31, 2010:

(In millions)	July 31, 2011	October 31, 2010
Assets:
Foreign exchange contracts	$0.9	$1.2

Liabilities:
Interest rate swaps	$4.1	$1.3
Foreign exchange contracts	0.6	1.4

	$4.7	$2.7

Note 12. Employee Benefits

Cooper’s Retirement Income Plan (Plan), a defined benefit plan, covers substantially all full-time United States employees. Cooper’s contributions are designed to fund normal cost on a current basis and to fund the estimated prior service cost of benefit improvements. The unit credit actuarial cost method is used to determine the annual cost. Cooper pays the entire cost of the Plan and funds such costs as they accrue. Virtually all of the assets of the Plan are comprised of equities and participation in equity and fixed income funds.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cooper’s results of operations for the three and nine months ended July 31, 2011 and 2010 reflect the following components of net periodic pension costs:

Periods Ended July 31, (In thousands)	Three Months		Nine Months
	2011	2010	2011	2010
Service cost	$1,187	$992	$3,561	$2,976
Interest cost	743	667	2,230	2,003
Expected returns on assets	(736)	(611)	(2,208)	(1,833)
Amortization of prior service cost	6	6	18	18
Amortization of transition obligation	6	5	16	15
Recognized net actuarial loss	188	199	564	597
Curtailment loss	0	0	0	44

Net periodic pension cost	$1,394	$1,258	$4,181	$3,820

The Company contributed to the pension plan $1.2 million and $3.2 million for the three and nine months ended July 31, 2011, respectively, and expects to contribute an additional $2.8 million in fiscal 2011. The Company contributed to the pension plan $0.8 million and $2.4 million for the three and nine months ended July 31, 2010. The expected rate of return on plan assets for determining net periodic pension cost is 9.0%.

Note 13. Contingencies

Legal Proceedings

On April 28, 2011, Rembrandt Vision Technologies, L.P. filed a lawsuit against CooperVision, Inc. in the United States District Court for the Eastern District of Texas alleging that CooperVision infringes U.S. Patent No. 5,712,327 entitled “Soft Gas Permeable Contact Lens Having Improved Clinical Performance,” which was issued on January 28, 1998, to Sing-Hsiung Chang and Mei-Zyh Chang. The complaint alleges that CooperVision’s infringing conduct includes, but is not limited to, making, using, selling or offering to sell silicone hydrogel contact lenses. The complaint seeks an unspecified amount of damages, including treble damages, attorneys’ fees and costs and an injunction preventing any alleged infringement. CooperVision has not been served with the complaint nor has CooperVision filed any response to the complaint. No discovery has taken place, and no case management order has been entered. No trial date has been set. At this stage, the Company has insufficient information to estimate a possible loss or range of loss. We intend to vigorously defend against this action.

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

Segment information:

Periods Ended July 31,	Three Months		Nine Months
(In thousands)	2011	2010	2011	2010
CooperVision net sales by category:
Toric lens	$88,728	$76,101	$249,397	$214,359
Multifocal lens	19,677	18,405	54,390	53,373
Single-use sphere lens	64,628	53,545	176,498	150,900
Non single-use sphere and other eye care products and other	125,219	100,990	336,887	288,643

Total CooperVision net sales	298,252	249,041	817,172	707,275
CooperSurgical net sales	53,144	46,594	152,754	137,890

Total net sales	$351,396	$295,635	$969,926	$845,165

Operating income (loss):
CooperVision	$41,528	$47,555	$148,342	$114,689
CooperSurgical	13,013	11,851	37,481	33,006
Headquarters	(8,654)	(8,010)	(24,888)	(20,287)

Total operating income	45,887	51,396	160,935	127,408
Interest expense	3,217	8,729	14,436	28,684
Loss on extinguishment of debt	0	0	16,487	0
Litigation settlement charge	0	0	0	27,000
Other income (expense), net	386	985	(128)	(1,174)

Income before income taxes	$43,056	$43,652	$129,884	$70,550

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

(In thousands)	July 31, 2011	October 31, 2010
Identifiable assets:
CooperVision	$2,210,251	$2,141,685
CooperSurgical	336,097	328,931
Headquarters	68,986	54,402

Total	$2,615,334	$2,525,018

Geographic information:

Periods Ended July 31, (In thousands)	Three Months		Nine Months
	2011	2010	2011	2010
Net sales to external customers by country of domicile:
United States	$159,506	$145,923	$447,711	$408,976
Europe	110,792	88,206	295,196	256,452
Rest of world	81,098	61,506	227,019	179,737

Total	$351,396	$295,635	$969,926	$845,165

(In thousands)	July 31, 2011	October 31, 2010
Long-lived assets by country of domicile:
United States	$364,062	$357,200
Europe	227,042	227,780
Rest of world	9,990	8,907

Total	$601,094	$593,887

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

•	Reduced sales, costs and expenses related to the recall of a product, including those associated with the limited recall of the Avaira Toric contact lens.

•	A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses and other hydrogel lenses.

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to claims involving litigation, product liability or patent protection.

•	Changes in tax laws or their interpretation, changes in effective tax rates and adverse tax interpretations by taxing agencies or courts.

•	Limitations on sales following new product introductions due to poor market acceptance.

•	New competitors or product innovations or technologies from competitors.

•	The impact of acquisitions or divestitures on revenues, earnings or margins.

•	Interest rate and foreign currency exchange rate fluctuations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

In this section, we discuss the results of our operations for the fiscal third quarter of 2011 and compare them with the same period of fiscal 2010. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Third Quarter Highlights

•	Net sales of $351.4 million, up 19%.

•	Gross profit $202.8 million, up from $176.0 million.

•	Operating income $45.9 million, down from $51.4 million.

•	Diluted earnings per share of 78 cents, down from 86 cents per share.

•

Results include a reserve of $14.2 million related to the voluntary limited recall of Avaira® Toric contact lenses and the reversal of a $6.1 million one-time gain on settlement of the preexisting relationship related to the acquisition of certain assets from Aime.

•	Cash provided by operations $87.4 million, up from $75.3 million.

Nine-Month Highlights

•	Net sales of $969.9 million, up 15%.

•	Gross profit $581.2 million, up from $489.2 million.

•	Operating income up 26% to $160.9 million.

•	Diluted earnings per share of $2.46, up from $1.40 per share.

•

Results include a reserve of $14.2 million related to the voluntary limited recall of Avaira Toric contact lenses, cost of $16.5 million related to the redemption of our Senior Notes in the current year period and a $27.0 million charge related to the settlement of all claims in the class action lawsuit in the prior year period. Regarding the settlement of the preexisting relationship, there was no impact to the nine-month period as both the error and the reversal were recorded in the period.

•	Cash provided by operations $225.3 million, up from $203.1 million.

Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by employment, housing and credit concerns and the recent downgrade of long-term U.S. sovereign debt continue to represent a risk to our forecasted performance for the remainder of fiscal year 2011 and beyond.

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

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. In the past three years, CooperVision launched monthly silicone hydrogel spherical, toric and multifocal lens products under our Biofinity® brand and two-week silicone hydrogel

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

spherical and toric lens products under our Avaira brand. We recently launched our Biofinity spherical silicone hydrogel lens in Japan. While we believe that we have high quality silicone hydrogel contact lens products, our future growth may be limited by our late entry into the silicone hydrogel segment of the market. For example, competitive silicone hydrogel single-use and multifocal lens products are gaining market share and represent a risk to our business. We have not yet marketed a silicone hydrogel single-use product. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.

In August 2011, CooperVision initiated a voluntary recall on limited lots of Avaira Toric contact lenses. This recall is limited solely to specific lots of Avaira Toric, and no other CooperVision product is involved in this recall. The recall was initiated because of the unintended presence of a residue on certain lenses. The residue was identified after investigating a small number of complaints of temporary hazy vision. The manufacturing issue has been identified and a resolution is in process. We anticipate inventory will return to normal levels by December 1, 2011. Avaira Toric lenses that were launched in April 2010 represent less than 1% of the Company’s fiscal third quarter 2011 net sales.

We are also in the process of developing a number of new contact lens products to enhance CooperVision’s worldwide product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology™ materials and new lens designs, including multifocal and single-use silicone hydrogel lenses.

The medical device segment of the women’s healthcare market is highly fragmented. CooperSurgical competes based on brand awareness and market-focused product offerings, with a strategy that includes identifying and acquiring selected companies and product lines that improve its existing market position or serve new clinical areas. In August 2011, CooperSurgical acquired Summit Doppler Systems, Inc., a privately held manufacturer of hand-held obstetrical and vascular ultrasound Doppler systems used for peripheral vascular testing and fetal monitoring applications. Summit markets products to general practitioners and hospitals as well as specialists such as cardiologists, vascular surgeons and obstetricians. We intend to continue to invest in CooperSurgical’s business through acquisitions of companies and product lines.

In connection with the normal management of our financial liabilities, in our fiscal first quarter of 2011, we refinanced our syndicated Senior Unsecured Revolving Line of Credit due to mature on January 31, 2012, with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and a term loan facility in an aggregate principal amount of $250.0 million, each of which, mature on January 12, 2016. On February 15, 2011, we redeemed all $339.0 million aggregate principal amount outstanding of our Senior Notes, in accordance with the terms of the Indenture, from borrowings under the new Credit Agreement, including $250.0 million from the term loan facility. As of July 31, 2011, we had $574.8 million available under the Credit Agreement. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions and cash dividends.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selected Statistical Information – Percentage of Sales and Growth

Percentage of Sales	Three Months			Nine Months
Periods Ended July 31,	2011	2010	% Change	2011	2010	% Change
Net sales	100%	100%	19%	100%	100%	15%
Cost of sales	42%	40%	24%	40%	42%	9%

Gross profit	58%	60%	15%	60%	58%	19%
Selling, general and administrative expense	38%	38%	20%	39%	38%	16%
Research and development expense	3%	3%	37%	3%	3%	28%
Settlement of preexisting relationship	2%	—	—	—	—	—
Amortization of intangibles	2%	2%	16%	1%	2%	11%

Operating income	13%	17%	(11%)	17%	15%	26%

Net Sales

Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•

CooperVision develops, manufactures and markets a broad range of contact lenses for the worldwide vision correction market. CooperVision produces monthly, two-week and daily disposable contact lenses to solve vision challenges such as astigmatism and presbyopia.

•	CooperSurgical develops, manufactures and markets medical devices, diagnostic products and surgical instruments and accessories used primarily by gynecologists and obstetricians.

Our consolidated net sales grew by $55.8 million or 19% and $124.8 million or 15% in the three and nine months ended July 31, 2011, respectively.

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2011	2010	% Change	2011	2010	% Change
CooperVision	$298.3	$249.0	20%	$817.2	$707.3	16%
CooperSurgical	53.1	46.6	14%	152.7	137.9	11%

	$351.4	$295.6	19%	$969.9	$845.2	15%

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

In order to achieve comfortable and healthy contact lens wear, products are sold with recommended replacement schedules, otherwise defined as modalities, with the primary modalities being single-use, two-week and monthly. CooperVision offers spherical, aspherical, toric, multifocal and toric multifocal lens products in most modalities.

The market for conventional lenses that are replaced annually has shifted to disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months. Significantly, the market for spherical lenses has shifted to value-added spherical lenses to alleviate dry eye symptoms as well as lenses with aspherical optical properties or higher oxygen permeable lenses such as silicone hydrogels.

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

Net sales growth in the three-month period includes increases in single-use spheres up 21% and total spheres up 19%. Total toric lenses grew 17%, and multifocal lenses grew 7% compared to the prior year period. Silicone hydrogel products grew 56%, and Proclear products increased 14%. Older conventional lens products and cosmetic lenses declined 5% and 6%, respectively.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

CooperVision Net Sales by Geography

Periods Ended July 31, ($ in millions)	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Americas	$119.9	$112.4	7%	$333.5	$308.9	8%
EMEA	112.4	89.6	25%	300.2	260.9	15%
Asia Pacific	66.0	47.0	40%	183.5	137.5	33%

	$298.3	$249.0	20%	$817.2	$707.3	16%

CooperVision’s worldwide net sales grew 20% in the three-month period and grew 16% in the nine-month period. Americas net sales grew 7% and 8% in the three- and nine-month periods, respectively, primarily due to market gains of CooperVision’s silicone hydrogel lenses, up 40% in the three-month period and 43% in the nine-month period, and single-use lenses, up 16% in the three-month period and 18% in the nine-month period. In our fiscal first quarter of 2010, we recorded $10.1 million of reductions to Americas net sales due to out-of-period adjustments to increase accruals for rebates that were under-accrued in fiscal 2009. EMEA net sales grew 25% and 15% driven by increases in sales of silicone hydrogel lenses, up 75% and 63% and Proclear 1 Day lenses, up 26% and 23% in the three- and nine-month periods, respectively. Net sales to the Asia Pacific region grew 40% and 33% in the three- and nine-month periods, primarily due to sales growth of single-use spherical and toric products, up 23% and 20% in the three- and nine-month periods and silicone hydrogel lenses, up 129% and 88%; these results include sales related to product lines acquired on December 1, 2010 of $8.5 million and $22.1 million in the current year three- and nine-month periods.

CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses along with acquisitions and the favorable effect of foreign currency exchange rate fluctuations. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.

CooperSurgical Net Sales

CooperSurgical’s net sales increased 14% and 11% in the three- and nine-month periods to $53.1 million and $152.7 million, respectively, with net sales growth excluding acquisitions of 12% and 8%, respectively. Sales of products used in surgical procedures grew 29% and represent 39% of CooperSurgical’s sales compared to 34% in the prior year period. CooperSurgical’s sales are primarily comprised of women’s healthcare products used by gynecologists and obstetricians in both office and surgical procedures. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix along with increased average realized prices on disposable products have influenced organic sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Nine Months
Periods Ended July 31,	2011	2010	2011	2010
CooperVision	56%	58%	59%	57%
CooperSurgical	65%	66%	65%	63%
Consolidated	58%	60%	60%	58%

The increase in CooperVision’s gross margin for the nine-month period is largely attributable to improvements in manufacturing efficiencies and product mix, primarily the shift to higher margin silicone hydrogel products. CooperVision’s gross margin in the three- and nine-month periods ended July 31, 2011 was impacted by the $14.2 million reserve for inventory and return provisions related to the voluntary recall of certain lots of Avaira Toric contact lenses discussed above. Gross margin also reflects efficiencies associated with the 2009 CooperVision Manufacturing restructuring plan. There were no restructuring costs under the plan reported for the three-month period of 2011 compared to $6.7 million in the prior year period. Restructuring costs under the plan for the nine-month periods ending July 31, 2011 and 2010 were $1.9 million and $12.5 million, respectively. These restructuring costs are primarily severance charges and accelerated depreciation, and we do not expect to incur similar costs related to this manufacturing restructuring plan in future periods. Gross margin for the fiscal first nine months of 2010 reflects the increase in accruals for rebates discussed above.

The decrease in CooperSurgical’s gross margin for the three-month period ended July 31, 2011, is due to the recognition in the prior year period of a one-time $1.5 million favorable settlement resolving a vendor dispute. The increase in gross margin for the nine-month period of 2011 is largely attributable to manufacturing efficiency improvements and product mix including higher margins on products used in surgical procedures, which represented 39% of net sales in the current period compared to 34% in the fiscal 2010 period.

Selling, General and Administrative Expense (SGA)

Three Months Ended July 31, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CooperVision	$107.0	36%	$87.6	35%	22%
CooperSurgical	18.0	34%	15.7	34%	15%
Headquarters	8.6	N/A	8.0	N/A	8%

	$133.6	38%	$111.3	38%	20%

Nine Months Ended July 31, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CooperVision	$296.7	36%	$256.9	36%	16%
CooperSurgical	51.9	34%	46.0	33%	13%
Headquarters	24.9	N/A	20.3	N/A	23%

	$373.5	39%	$323.2	38%	16%

The increase in CooperVision’s SGA in the fiscal 2011 periods is primarily due to our increased investment in sales and marketing to reach new customers and to promote our silicone hydrogel products.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

The increase in CooperSurgical’s SGA in the fiscal 2011 periods is primarily due to increased selling and marketing costs to support higher sales and anticipated further growth.

Corporate headquarters’ SGA increased in the fiscal 2011 periods primarily due to accrued bonuses in the current year periods that were not in the prior year periods and increased share-based compensation costs partially offset by reduced consulting fees.

Research and Development Expense

Three Months Ended July 31, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CooperVision	$9.9	3%	$7.1	3%	38%
CooperSurgical	1.8	4%	1.5	3%	28%

	$11.7	3%	$8.6	3%	37%

Nine Months Ended July 31, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CooperVision	$27.1	3%	$21.1	3%	28%
CooperSurgical	4.7	3%	3.7	3%	29%

	$31.8	3%	$24.8	3%	28%

CooperVision research and development expense increased in dollars in the fiscal 2011 periods primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

CooperSurgical research and development expense increased in dollars in the current periods, primarily due to investments in the design of the next generation product line of uterine manipulators. Other research and development activities include the upgrade and expansion of CooperSurgical’s portfolio of assisted reproductive technology products as well as products within the general obstetrics and gynecology offerings.

Settlement of Preexisting Relationship and Out-of-Period Adjustment

On December 1, 2010, CooperVision purchased certain assets of Asahikasei Aime Co., Ltd. (Aime) from Asahi Kasei Pharma Corporation, and the results of operations are included in our consolidated results of operations from that date. Prior to the acquisition, Aime had retained the right to sell our Biofinity brand of contact lenses in certain defined markets. Regarding the accounting for this right, during the fiscal third quarter of 2011, we recorded an immaterial out-of-period adjustment to reduce the amount of recorded goodwill and reverse the $6.1 million gain on settlement of preexisting relationship initially recorded in the fiscal first quarter. The Company determined that it incorrectly applied the guidance in ASC 805, Business Combinations, relating to the settlement of preexisting relationships due to our interpretation of specific language in the underlying contract.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Income

Three Months Ended July 31, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CooperVision	$41.5	14%	$47.6	19%	(13%)
CooperSurgical	13.0	24%	11.8	25%	10%
Headquarters	(8.6)	N/A	(8.0)	N/A	(8%)

	$45.9	13%	$51.4	17%	(11%)

Nine Months Ended July 31, ($ in millions)	2011	% Net Sales	2010	% Net Sales	% Change
CooperVision	$148.3	18%	$114.7	16%	29%
CooperSurgical	37.5	25%	33.0	24%	14%
Headquarters	(24.9)	N/A	(20.3)	N/A	(23%)

	$160.9	17%	$127.4	15%	26%

The decrease in CooperVision’s operating income in the third fiscal quarter of 2011 was primarily due to the $14.2 million reserve for inventory and return provisions related to the voluntary recall of certain lots of Avaira Toric contact lenses and the reversal of the $6.1 million gain on settlement of preexisting relationship related to the Aime acquisition as discussed above. The increase in consolidated operating income in the nine-month period of 2011 both in absolute dollars and as a percentage of net sales was primarily due to increases in gross profit of 19%, partially offset by increases in operating expenses of 16% and the voluntary recall discussed above.

Interest Expense

Interest expense in the fiscal third quarter decreased 63% to $3.2 million and to 1% of net sales from 3% of net sales in the prior year period, and year to date decreased 50% to $14.4 million and to 1% of net sales from 3% in the prior year nine-month period. The decrease reflects lower interest rates primarily as a result of the redemption of our senior notes in February and lower average debt in the current year periods.

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

Other Income (Expense), Net

Periods Ended July 31, (In millions)	Three Months		Nine Months
	2011	2010	2011	2010
Foreign exchange gain (loss)	$0.5	$0.9	$—	$(1.0)
Other, net	(0.1)	0.1	(0.1)	(0.2)

	$0.4	$1.0	$(0.1)	$(1.2)

Provision for Income Taxes

We recorded income tax expense of $11.1 million in the fiscal first nine months of 2011 compared to $5.9 million in the prior year period. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first nine months of 2011 was 8.5%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first nine months of 2010 was 8.4%

The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates reflecting the shift in the geographic mix of income during recent periods with income earned in foreign jurisdictions increasing as compared to income earned in the United States. As a result, the ratio of domestic income to worldwide income primarily within CooperVision has decreased over recent fiscal periods. A reduction in the ratio of domestic income to worldwide income effectively lowers the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where the Company operates are significantly lower than the statutory rate in the United States. The completion of the Company’s restructuring plan to close a CooperVision manufacturing facility, located in Norfolk, Virginia, with the manufacturing demand subsequently absorbed by our plants in the United Kingdom and Puerto Rico contributed to this change in the geographic mix of income. As a result of this restructuring, substantially all of CooperVision’s contact lens products are manufactured outside of the United States.

Additionally, in fiscal 2011, the Company recorded a $16.5 million domestic loss on the repurchase of its Senior Notes that included the write off of about $4.4 million of unamortized costs and the redemption premium of $12.1 million. This impacted the Company’s tax provision and further reduced the overall effective tax rate.

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

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

Periods Ended July 31, (In millions)	Three Months		Nine Months
	2011	2010	2011	2010
Selling, general and administrative expense	$3.2	$1.9	$11.1	$6.2
Cost of sales	0.2	0.1	0.7	0.5
Research and development expense	0.2	0.1	0.5	0.3
Capitalized in inventory	0.2	0.1	0.7	0.5

Total compensation expense	$3.8	$2.2	$13.0	$7.5

Related income tax benefit	$1.1	$0.6	$3.9	$2.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

Third Quarter Highlights

•	Operating cash flow $87.4 million vs. $75.3 million in the fiscal third quarter of 2010.

•	Expenditures for purchases of property, plant and equipment (PP&E) $19.1 million vs. $16.9 million in the prior year period.

•	Total debt decreased to $445.2 million from $553.2 million at April 30, 2011.

Nine-Month Highlights

•	Operating cash flow $225.3 million vs. $203.1 million in the fiscal first nine months of 2010.

•	Expenditures for purchases of PP&E $71.2 million vs. $41.0 million in the prior year period.

•	Total debt decreased to $445.2 million from $611.1 million at October 31, 2010.

•	Cash payments for acquisitions totaled $40.9 million vs. $32.4 million in the prior year period.

Comparative Statistics

($ in millions)	July 31, 2011	October 31, 2010
Cash and cash equivalents	$7.9	$3.6
Total assets	$2,615.3	$2,525.0
Working capital	$305.9	$291.8
Total debt	$445.2	$611.1
Stockholders’ equity	$1,887.7	$1,666.8
Ratio of debt to equity	0.24:1	0.37:1
Debt as a percentage of total capitalization	19%	27%
Operating cash flow - twelve months ended	$289.9	$267.7

Working Capital

The increase in working capital as of the fiscal third quarter of 2011 was primarily due to increases in trade accounts receivable, inventory, other current assets and a decrease in accrued interest payable, partially offset by increases in accounts payable, other accrued liabilities and the portion of the term loan which became current during the period.

The increases in trade accounts receivable and inventory were primarily due to the growth in sales and production to support new product launches, respectively. Although inventory increased at July 31, 2011, Cooper’s inventory months on hand (MOH) were 5.7, excluding the reserve for inventory related to the voluntary recall of certain lots of Avaira Toric contact lenses, representing a decrease from 5.9 at July 31, 2010. Including the reserve for inventory MOH were 4.9 at July 31, 2011. Our days sales outstanding (DSO) decreased to 55 days from 57 days in the prior year period. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our accounts receivable and inventories are recoverable. The decrease in accrued interest payable was due to lower interest rates, lower average outstanding debt and the timing of interest payments.

Further, the Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its foreign subsidiaries. The Company presently intends to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Cash Flow

Cash flow provided by operating activities increased to $225.3 million in the fiscal first nine months of 2011 from $203.1 million in the prior year period. Current period results include $118.8 million of net income, $90.0 million of non-cash items primarily related to depreciation, amortization, share-based compensation and currency translation and $16.5 million for the loss on extinguishment of debt. Changes in assets and liabilities offset during the current year period. The $22.2 million increase from the comparable period of fiscal 2010 is primarily due to the increase in net income of $54.2 million.

For the nine months ended July 31, 2011, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products totaling $949.0 million. Our uses of cash flows provided by operating activities of $693.7 million were primarily for personnel and material costs. Cash payments for interest and income tax were $20.4 million and $9.7 million, respectively.

For the nine months ended July 31, 2010, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products totaling $826.1 million. Our primary uses of cash flows from operating activities of $597.9 million were for personnel and material costs. Cash payments for interest and income tax were $24.5 million and $0.6 million, respectively.

Investing Cash Flow

Cash used in investing activities of $112.1 million in the fiscal first nine months of 2011 was for capital expenditures of $71.2 million, primarily to improve manufacturing efficiency, and payments of $40.9 million related to acquisitions.

Financing Cash Flow

The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as dividend payments and proceeds from stock option exercises. Cash used in financing activities of $109.2 million in the fiscal first nine months of 2011 was driven by net repayments of debt of $178.0 million, including the redemption of all outstanding Senior Notes and the redemption premium, acquisition costs related to the Credit Agreement of $9.6 million and dividends paid on our common stock of $1.4 million, offset by proceeds of $76.9 million from the exercise of share-based compensation awards and $2.9 million from excess tax benefit from share-based compensation arrangements.

As of July 31, 2011, we had $574.8 million available under the Credit Agreement, and we are in compliance with the material covenants of Interest Coverage Ratio and Total Leverage Ratio at 15.80 to 1.00 versus the requirement to be at least 3.00 to 1.00 and 1.26 to 1.00 versus the requirement to remain below 3.75 to 1.00, respectively. As defined in the Credit Agreement, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA.

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

During the fiscal first nine months of 2011, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, for a more complete discussion of our estimates and critical accounting policies.

The Company performed its annual impairment test of goodwill during the fiscal third quarter of 2011, and our analysis indicated that we had no impairment of goodwill. As described in Note 4. Intangible Assets in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Concluded

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The amendments (1) clarify the Boards’ intent regarding the application of existing fair value measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle and (3) add disclosure requirements concerning the measurement uncertainty of level 3 measurements. The Boards concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company is currently evaluating the potential impact of ASU 2011-04, which is effective for the Company on November 1, 2012, on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU, which amends ASC 220, Comprehensive Income, allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments made by ASU 2011-05 should be applied retrospectively and become effective for fiscal years (and interim periods within those years) beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2011-05, which is effective for the Company for the fiscal year beginning on November 1, 2012, will have an impact on our consolidated financial statements.

Trademarks

Aquaform®, Avaira®, Biofinity® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ is a trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Swedish krona and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement may vary with the London Interbank Offered Rate (LIBOR). We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and Note 10 in this Quarterly Report on Form 10-Q for the period ended July 31, 2011.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2011, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of July 31, 2011, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 28, 2011, Rembrandt Vision Technologies, L.P. filed a lawsuit against CooperVision, Inc. in the United States District Court for the Eastern District of Texas alleging that CooperVision infringes U.S. Patent No. 5,712,327 entitled “Soft Gas Permeable Contact Lens Having Improved Clinical Performance,” which was issued on January 28, 1998, to Sing-Hsiung Chang and Mei-Zyh Chang. The complaint alleges that CooperVision’s infringing conduct includes, but is not limited to, making, using, selling or offering to sell silicone hydrogel contact lenses. The complaint seeks an unspecified amount of damages, including treble damages, attorneys’ fees and costs and an injunction preventing any alleged infringement. CooperVision has not been served with the complaint nor has CooperVision filed any response to the complaint. No discovery has taken place, and no case management order has been entered. No trial date has been set. At this stage, the Company has insufficient information to estimate a possible loss or range of loss. We intend to vigorously defend against this action.

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

Item 6. Exhibits

Exhibit Number	Description

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 2, 2011	/s/ Rodney E. Folden
Rodney E. Folden
Vice President and Corporate Controller (Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.	Page No.

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.