Form 10-K
period 2011-10-31
COOPER COMPANIES INC
filed 2011-12-16
CIK 711404

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2011

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 30, 2011, there were 47,499,924 shares of the registrant’s common stock held by non-affiliates with aggregate market value of $3.5 billion on April 30, 2011, the last day of the registrant’s most recently completed fiscal second quarter.

Number of shares outstanding of the registrant’s common stock, as of November 30, 2011: 47,846,592

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2012	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

for the Fiscal Year Ended October 31, 2011

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 and Section 21E of the Securities Exchange Act of 1934. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•

Adverse changes in global or regional general business, political and economic conditions due to the current global economic downturn, including the impact of continuing uncertainty and instability of U.S. and international credit markets that may adversely affect the Company’s or its customers’ ability to meet future liquidity needs.

•

Reduced sales, loss of customers, and costs and expenses related to the recall of certain lots of the Avaira® Toric and Avaira Sphere contact lenses and any additional adverse impacts if this recall is expanded in the future.

•	A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses and other hydrogel lenses.

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to claims involving litigation, product liability or patent protection.

•	Changes in tax laws or their interpretation and changes in effective tax rates and adverse tax interpretations by taxing agencies or courts.

•	Limitations on sales following new product introductions due to poor market acceptance.

•	New competitors or product innovations or technologies from competitors.

•	The impact of acquisitions or divestitures on revenues, earnings or margins.

•	Interest rate and foreign currency exchange rate fluctuations.

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

•

Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2011, as such Risk Factors may be updated in quarterly filings.

We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

Item 1. Business.

The Cooper Companies, Inc. (Cooper or the Company), a Delaware corporation organized in 1980, is a global medical device company publicly traded on the NYSE Euronext (NYSE: COO). Cooper is dedicated to serving the needs of the healthcare professional and improving the quality of life for its employees and customers through its two business units, CooperVision, Inc. and CooperSurgical, Inc.

CooperVision is a leading manufacturer of soft contact lenses for the worldwide vision correction market. CooperVision produces a broad range of monthly, two-week and single-use contact lenses, featuring advanced materials and optics. CooperVision brings a commitment to solving the toughest vision challenges such as astigmatism, presbyopia and ocular dryness; with a broad collection of spherical, toric and multifocal contact lenses. Through a combination of innovative products and focused practitioner support, CooperVision brings a refreshing perspective to the marketplace. CooperVision’s products are primarily manufactured at its facilities located in the United Kingdom, Puerto Rico and New York. CooperVision distributes products from Rochester, New York, Fareham, United Kingdom, Liege, Belgium, and various smaller international distribution facilities.

CooperSurgical is dedicated to providing medical devices and procedure solutions that improve healthcare delivery to women in any clinical setting. CooperSurgical focuses on expansion of its core businesses and the introduction of advanced technology-based products to aid clinicians in the management and treatment of commonly seen conditions. CooperSurgical customers are healthcare professionals and institutions providing care to and for women. CooperSurgical products support the point of healthcare delivery in the hospital, clinicians office and fertility clinics. CooperSurgical’s major manufacturing and distribution facilities are located in Trumbull, Connecticut, Pasadena, California, Stafford, Texas, Golden, Colorado, and Berlin, Germany.

CooperVision and CooperSurgical each operate in highly competitive environments. Competition in the medical device industry involves the search for technological and therapeutic innovations. Both of Cooper’s businesses compete primarily on the basis of product quality and differentiation, technological benefit, service and reliability.

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

In order to achieve comfortable and healthy contact lens wear, products are sold with recommended replacement schedules, often defined as modalities, with the primary modalities being single-use, two-week and monthly.

CooperVision offers spherical, aspherical, toric, multifocal and toric multifocal lens products in most modalities. We believe that in order to compete successfully in the numerous niches of the contact lens market, companies must offer differentiated products that are priced competitively and manufactured efficiently. CooperVision believes that it is the only contact lens manufacturer to use three different manufacturing processes to produce its lenses: lathing, cast molding and FIPS™, a cost-effective combination of lathing and molding. This manufacturing flexibility allows CooperVision to compete in its markets by:

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

In addition, CooperVision lenses compete based on providing superior comfort through the use of lens edge technology. CooperVision lenses have a round to partial round edge which we believe increases comfort. CooperVision’s Proclear® line of spherical, toric and multifocal lenses are manufactured with omafilcon A, a material that incorporates Phosphorylcholine (PC) Technology™ that helps enhance tissue-device compatibility. Proclear lenses are the only lenses with FDA clearance for the claim “… may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear.” Mild discomfort relating to dryness during lens wear is a condition that often causes patients to discontinue contact lens wear.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. Silicone hydrogel materials supply a higher level of oxygen to the cornea, as measured by the transmissibility of oxygen through a given thickness of material, or “dk/t,” than traditional hydrogel lenses. In the past three years, CooperVision launched monthly silicone hydrogel spherical, toric and multifocal lens products under our Biofinity® brand and two-week silicone hydrogel spherical and toric lens products under our Avaira® brand. In fiscal 2011, we launched our Biofinity spherical silicone hydrogel lens in Japan and our Biofinity multifocal lens globally.

In addition to its PC Technology™ and silicone hydrogel product offerings, CooperVision competes in the contact lens market with its traditional hydrogel products.

Contact Lens Product Sales

Spheres: Net sales of CooperVision’s spherical lenses, representing 61 percent of CooperVision’s soft lens net sales, grew 12 percent in fiscal 2011, as compared to fiscal 2010. Single-use spherical lens net sales, representing 23 percent of soft lens sales, grew 18 percent.

Toric and Multifocal: Net sales of CooperVision’s toric lenses, representing 31 percent of CooperVision’s soft lens net sales, grew 16 percent in fiscal 2011, as compared to fiscal 2010. Multifocal lens net sales, representing 7 percent of soft lens net sales, grew 4 percent in fiscal 2011.

Proclear: Net sales of CooperVision’s PC Technology products – which consist of spherical, toric and multifocal products, including Biomedics® XC and Proclear® 1 Day – increased 10 percent in fiscal 2011 as compared to fiscal 2010 and represented 28 percent of CooperVision’s soft lens net sales.

Silicone Hydrogel: CooperVision’s silicone hydrogel spherical, toric and multifocal lens products grew 49 percent in fiscal 2011 as compared to fiscal 2010 and represented 31 percent of CooperVision’s soft lens net sales as compared to 24 percent in fiscal 2010.

Contact Lens Product Sales by Geographic Region

Based on our knowledge of the contact lens market and our review of available independent market data for calendar year 2010, we estimate the worldwide market for contact lenses by modality is 34 percent single-use, 36 percent two-week and 30 percent monthly. We estimate that the Americas market, representing about 38 percent of the worldwide soft contact lens market, by modality is 13 percent single-use, 58 percent two-week and 29 percent monthly; EMEA, representing about 29 percent of the worldwide market, is 38 percent single-use, 12 percent two-week and 50 percent monthly; and Asia Pacific, representing about 33 percent of the worldwide market, is 55 percent single-use, 33 percent two-week and 12 percent monthly.

CooperVision Competition

The contact lens market is highly competitive. CooperVision’s three largest competitors in the worldwide market and its primary competitors in the spherical, toric and multifocal lens categories of that market are Johnson & Johnson Vision Care, Inc., CIBA Vision (owned by Novartis AG) and Bausch & Lomb Incorporated.

Recent trends in marketing spherical lenses include a global shift toward silicone hydrogel lenses and toward single-use lenses. CooperVision’s primary competitors currently control the majority of the silicone hydrogel segment of the market. CooperVision was late in entering the silicone hydrogel segment of the market but has increased sales of its monthly and two-week toric and spherical lens offerings as well as the recently introduced monthly multifocal lens. In Japan, CooperVision recently launched Biofinity sphere, our monthly spherical silicone hydrogel lens.

In the toric lens market, we believe that lens manufacturers compete to provide the highest possible level of visual acuity and patient satisfaction by offering a wide range of lens parameters, superior wearing comfort and a high level of customer service, both for patients and contact lens practitioners. CooperVision competes based on its three manufacturing processes yielding wider ranges of toric lens parameters, providing wide choices for patient and practitioner and superior visual acuity, as well as by offering excellent customer service, including high standards of on-time product delivery.

CooperVision’s major competitors have greater financial resources and larger research and development budgets and sales forces. CooperVision seeks to offer a high level of customer service through its direct sales organizations around the world and through telephone sales and technical service representatives who consult with eye care professionals about the use of the Company’s lens products.

CooperVision also competes with manufacturers of eyeglasses and with refractive surgical procedures that correct visual defects. CooperVision believes that its contact lenses will continue to compete favorably against eyeglasses, particularly in markets where the penetration of contact lenses in the vision correction market is low, offering lens manufacturers an opportunity to gain market share. CooperVision also believes that laser vision correction is not a significant threat to its sales of contact lenses.

CooperVision Developments with the U.S. Food and Drug Administration

In August 2011, CooperVision initiated a recall on limited lots of Avaira® Toric contact lenses. In November 2011, this recall was expanded to cover limited lots of Avaira Sphere contact lenses. The recall was initiated because of the level of a residue (silicone oil) on certain lenses. The residue may cause hazy vision, severe eye pain or an eye injury. The manufacturing issue has been identified and process changes have been implemented. These process changes are subject to review by the United States Food and Drug Administration (FDA). Avaira Toric and Avaira Sphere lenses that are subject to the recall represent less than 2% of the Company’s fiscal 2011 net sales. Avaira Sphere lenses remain on the market, while Avaira Toric lenses are awaiting FDA authorization to return to the market. This recall is limited solely to specific lots of Avaira Toric and Avaira Sphere contact lenses and no other CooperVision products are involved in this recall.

Separately, CooperVision’s distribution center in West Henrietta, New York, was recently inspected by the FDA and on December 7, 2011, we received a Warning Letter, dated December 5, 2011, stating that certain labeling and packaging operations conducted at the facility deviate from applicable current Good Manufacturing Practices (cGMP) requirements. We are working with the FDA to address the observations cited in the Warning Letter. The Warning Letter does not restrict or prohibit the sale or marketing of our products, nor does it require us to recall any products distributed from the center. However, if we fail to correct the observations to FDA’s satisfaction, we could be subject to an enforcement action, such as a seizure, FDA-mandated recall, or other operating restrictions on the CooperVision facility.

COOPERSURGICAL

CooperSurgical offers a broad array of products used in the care and treatment of women’s health. The Company participates in the women’s healthcare market through offering quality products, innovative technologies and superior service to clinicians worldwide. CooperSurgical collaborates with clinicians to identify products and new technologies from disposable products to sophisticated instruments and equipment. The result is a broad portfolio of proven products that aid in the delivery of improved clinical outcomes that healthcare professionals use routinely in the diagnosis and treatment of a wide spectrum of women’s health issues.

Since its inception in 1990, CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring products and companies that complement its business model.

Market for Women’s Healthcare

CooperSurgical participates in the market for women’s healthcare with its diversified product lines of over 600 products. CooperSurgical products are in three major categories based on the point of healthcare delivery: hospitals, obstetricians and gynecologists (ob/gyns) medical offices and fertility clinics.

Based on United States Census estimates, CooperSurgical expects patient visits to United States ob/gyns to increase over the next decade. Driving this growth is an increasing base of reproductive age women, a large and stable middle-aged population and a rapidly growing population of women over the age of 65. CooperSurgical believes that the resurgence of population growth in the reproductive age group will result in increased office visits related to birth control and childbearing. CooperSurgical expects growth in fertility treatments as more women choose to delay childbearing to the mid-thirties and beyond. Office visit activity related to menopausal problems, including abnormal bleeding, incontinence and osteoporosis, are also expected to increase slightly over the next decade.

CooperSurgical believes that in the past clinicians primarily saw women only during their reproductive years. Now, with new treatment options available and a more educated population, CooperSurgical expects the relationship between the patient and clinician will continue into the middle years and later.

Another trend in the market for women’s healthcare includes the migration of ob/gyn clinicians away from private practice ownership and towards aligning with group practices or employment with hospitals and health systems. CooperSurgical believes that the market factors that are driving this trend will continue in the near-term.

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

•	Sterilization is a frequently performed surgical procedure.

•	Hysterectomy, one of the most commonly performed surgical procedures, is increasingly performed using a laparoscopic approach.

•	The trend to move hospital-based procedures to an office or clinical setting is continuing as seen with the global endometrial ablation procedure.

CooperSurgical’s Fiscal 2011 Net Sales Growth

During fiscal 2011, CooperSurgical’s net sales grew 12 percent to $209.7 million from $188.0 million in fiscal 2010, representing 16 percent of Cooper’s net sales in both periods. Net sales growth excluding acquisitions was 8 percent. Sales of products used in surgical procedures grew 23 percent and represented 37 percent of CooperSurgical’s total net sales as compared to 33 percent in fiscal 2010.

CooperSurgical Competition

CooperSurgical focuses on selected segments of the women’s healthcare market, supplying diagnostic products and surgical instruments and accessories. In some instances, CooperSurgical offers all of the items needed for a complete procedure. CooperSurgical believes that opportunities exist for continued market consolidation of smaller technology-driven firms that generally offer only one or two product lines. Most are privately owned or divisions of public companies including some owned by companies with greater financial resources than Cooper.

Competitive factors in these segments include technological and scientific advances, product quality, price, customer service and effective communication of product information to physicians and hospitals. CooperSurgical competes based on its sales and marketing expertise and the technological advantages of its products. CooperSurgical’s strategy includes developing and acquiring new products, including those used in new medical procedures. As CooperSurgical expands its product line, it also offers training for medical professionals in the appropriate use of its products.

CooperSurgical is seeking to expand its presence in the significantly larger hospital and outpatient surgical procedure segment of the market that is at present dominated by bigger competitors such as Johnson & Johnson’s Ethicon Endo-Surgery and Ethicon Women’s Health and Urology companies, Boston Scientific, Gyrus ACMI and Covidien. These competitors have well established positions within the operating room environment. CooperSurgical intends to leverage its relationship with gynecologic surgeons and focus on devices specific to gynecologic surgery to facilitate its expansion within the surgical segment of the market.

RESEARCH AND DEVELOPMENT

Cooper employs 194 people in its research and development and manufacturing engineering departments. Most of these employees are in CooperVision. CooperVision product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, clinical trials, microbiology and biochemistry. CooperVision’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology.

CooperSurgical conducts research and development in-house and also has consulting agreements with external surgical specialists. CooperSurgical’s research and development activities include the design of the next generation product line of uterine manipulators, the upgrade and expansion of CooperSurgical’s portfolio of assisted reproductive technology products as well as products within the general obstetrics and gynecology offerings.

Cooper-sponsored research and development expenditures during fiscal 2011, 2010 and 2009 were $43.6 million, $35.3 million and $30.3 million, respectively, net of acquired in-process research and development of $3.0 million in 2009. Net research and development expenditures represented 3 percent of net sales each fiscal year. During fiscal 2011, CooperVision represented 85 percent and CooperSurgical represented 15 percent of the total research and development expenses. We did not participate in any customer-sponsored research and development programs during fiscal 2009 – 2011.

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

Device Classification

The FDA classifies medical devices into one of three classes – Class I, II or III – depending on the degree of risk associated with each medical device and the extent of control needed to ensure its safety and effectiveness. Both CooperVision and CooperSurgical develop and market medical devices under different levels of FDA regulation depending on the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval, while Class I and II devices require lower levels of regulation. The majority of CooperSurgical’s products are Class II devices.

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

RAW MATERIALS

CooperVision’s raw materials primarily consist of various chemicals and packaging materials and are generally available from more than one source. However, CooperVision relies on sole suppliers for certain raw materials used to make our silicone hydrogel contact lens products. In fiscal 2011, CooperVision purchased certain assets of Asahikasei Aime Co., Ltd. (Aime), our current sole supplier of the primary material used to make our silicone hydrogel contact lens products, from Asahi Kasei Pharma Corporation. While this acquisition has increased CooperVision’s control over the sourcing of certain raw materials, if current raw material suppliers fail to supply sufficient materials on a timely basis or at all for any reason, we may suffer a disruption in the supply of our silicone hydrogel contact lens products.

Raw materials used by CooperSurgical are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative supplier on short notice.

MARKETING AND DISTRIBUTION

CooperVision markets its products in the United States through its field sales representatives, who call on optometrists, ophthalmologists, opticians, optical chains and distributors. CooperVision augments its United States sales and marketing efforts with e-commerce, telemarketing, social media and advertising in professional journals. In the EMEA and Asia Pacific regions, CooperVision primarily markets its products through its field sales representatives. In other countries, CooperVision uses distributors and has given some of them the exclusive right to market its products within specific geographic areas.

CooperSurgical’s products are marketed by a network of dedicated field sales representatives, independent agents and distributors. In the United States, CooperSurgical augments its sales and marketing activities by participating in national and regional industry tradeshows, professional educational programs and internet promotions including e-commerce, social media and collaborative efforts with professional organizations, telemarketing, direct mail and advertising in professional journals.

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

No individual patent or license is material to the Company or either of its principal business units other than our License Agreement effective as of November 19, 2007, between CooperVision and CIBA Vision AG and CIBA Vision Corporation. This license relates to patents covering CooperVision’s silicone hydrogel contact lens products, Biofinity® and Avaira®. This license extends until the patents expire in 2014 in the United States and in 2016 outside of the United States.

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

SEASONALITY

CooperVision’s contact lens sales in its fiscal first quarter, which runs from November 1 through January 31, are typically lower than subsequent quarters, as patient traffic to practitioners’ offices is relatively light during the holiday season.

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

EMPLOYEES

On October 31, 2011, the Company had about 7,400 employees. The Company believes that its relations with its employees are good.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2011 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended October 31, 2011, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Each of our businesses operates within a highly competitive environment. In our soft contact lens business, CooperVision faces intense competition from competitors’ products, in particular silicone hydrogel contact lenses, and may face increasing competition as other new products enter the market. Our major competitors in the contact lens business, Johnson & Johnson Vision Care, Inc., CIBA Vision (owned by Novartis AG) and Bausch & Lomb, Inc., have substantially greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and larger manufacturing volumes than CooperVision. They also offer competitive products and differentiated materials, plus a variety of other eye care products including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. The market for contact lenses is intensely competitive and is characterized by declining sales volumes for older product lines and growing demand for silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to introduce new products successfully, on a timely basis in the Americas, EMEA and Asia Pacific, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capabilities. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

To a lesser extent, CooperVision also competes with manufacturers of eyeglasses and providers of other forms of vision correction including ophthalmic surgery.

There can be no assurance that we will not encounter increased competition in the future, or that our competitors’ newer contact lens products will not successfully erode CooperVision’s contact lens business, which could have a material adverse effect on our business, financial condition and results of operations.

In the women’s healthcare market, competitive factors include technological and scientific advances, product quality, price and effective communication of product information to physicians and hospitals. CooperSurgical competes with a number of manufacturers in each of its niche areas, some of which have substantially greater financial and personnel resources and sell a much broader range of products, which may give them an advantage in marketing competitive products.

Acquisitions that we have made and may make in the future involve numerous risks.

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years. As part of our growth strategy, particularly at CooperSurgical, we intend to continue to consider acquiring complementary technologies, products and businesses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or write-offs of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

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

Product innovations are important in the contact lens market in which CooperVision competes and in the niche areas of the healthcare industry in which CooperSurgical competes. Historically, we did not allocate substantial resources to new product development, but rather purchased, leveraged or licensed the technology developments of others. However, since 2005, we have been investing more in new product development, including the development of silicone hydrogel-based contact lenses. Although our focus is on products that will be marketable immediately or in the short to medium term rather than on funding longer-term, higher risk research and development projects, time commitments, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies, such as contact lenses with anti-microbial or anti-allergenic features, that could lead to the obsolescence of one or more of our products. Competitors may also introduce new uses for contact lenses, such as for drug delivery or the control of myopia. Failure to develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

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

A significant portion of our current operations for CooperVision are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America and Europe. Approximately two-thirds of our net sales for CooperVision for the fiscal years ended October 31, 2011 and 2010, respectively, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

•	we may have difficulty enforcing intellectual property rights in some foreign countries;

•	we may have difficulty gaining market share in countries such as Japan because of regulatory restrictions and customer preferences;

•

we may find it difficult to grow in emerging markets such as China, India and other developing nations due to, among other things, customer acceptance, undeveloped distribution channels, regulatory restrictions and business knowledge of these new markets;

•

tax rates in some foreign countries may exceed those of the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•

we may find it difficult to comply with a variety of United States and foreign compliance and regulatory requirements such as the Foreign Corrupt Practices Act, the Dodd-Frank Act and the U.K. Bribery Act;

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

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth. The U.S. economy has experienced a recession and faces continued concerns about the systemic impacts of adverse economic conditions such as high energy costs, geopolitical issues, the availability and cost of credit, and an unstable real estate market. Foreign countries, in particular the Euro zone, are affected by similar systemic impacts. As a result, we continue to have lower than historical expectations for market growth in fiscal 2012.

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

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in the United Kingdom and Puerto Rico. CooperSurgical manufactures the majority of its products in Trumbull, Connecticut, Stafford, Texas, and Pasadena, California. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities, and because this process is expensive, we have generally not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

CooperVision distributes products out of West Henrietta, New York, the United Kingdom, Belgium and various smaller international distribution facilities. Our distribution center in West Henrietta, New York, was recently inspected by FDA and, on December 7, 2011, we received a Warning Letter dated December 5, 2011, stating that certain labeling and packaging operations conducted at the facility deviate from applicable cGMP requirements. We are working with the FDA to address the observations cited in the Warning Letter. The Warning Letter does not restrict or prohibit the sale or marketing of our products, nor does it require us to recall any products distributed from the center. However, if we fail to correct the observations to the FDA’s satisfaction, we could be subject to an enforcement action, such as a seizure, FDA-mandated recall, or other operating restrictions on the facility, that could have a material adverse effect on our business. CooperSurgical’s products are primarily distributed out of its facility in Trumbull, Connecticut. Any prolonged disruption in the operations of our existing distribution facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations.

If our manufacturing operations fail to comply with applicable regulations, our manufacturing could be delayed or disrupted, and our product sales and profitability could suffer.

Our manufacturing operations and processes are required to comply with numerous federal, state and foreign regulatory requirements, including the FDA’s cGMP for medical devices, known as the QSR regulations, which govern the procedures related to the design, testing, production processes, controls, quality assurance, labeling, packaging, storage, importing, exporting and shipping of our products. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Failure to pass a cGMP, QSR or similar foreign inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays in addition to, among other things, significant fines, suspension of approvals, seizures, recalls or import holds of products, operating restrictions and criminal prosecutions. As a result, any failure to comply with applicable requirements could adversely affect our product sales and profitability. We are currently working with the FDA to address a Warning Letter dated December 5, 2011, which was issued by the FDA following an inspection of the labeling and packaging operations performed at our distribution center in West Henrietta, New York. If we fail to resolve the observations cited in the Warning Letter to the FDA’s satisfaction, we would be subject to the foregoing regulatory enforcement actions, any of which could have a material adverse effect on our business.

We rely on independent suppliers for raw materials and we could experience inventory shortages if we were required to use an alternative supplier on short notice.

We rely on independent suppliers for key raw materials, consisting primarily of various chemicals and packaging materials. Raw materials used in our operations are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. We have purchased Asahikasei Aime Co. Ltd. to achieve greater control over certain of the raw materials used in our silicone hydrogel contact lenses. However, Asahikasei Finechem (Asahi) remains our sole supplier of the primary material used to make our silicone hydrogel contact lens products, Biofinity and Avaira. We may suffer a disruption in the supply of our silicone hydrogel contact lens products if Asahi or other suppliers fail to supply sufficient material on a timely basis or at all for any reason and/or we need to switch to an alternative supplier. A disruption in the supply of raw materials could disrupt production of our silicone hydrogel contact lens products thereby adversely impacting our ability to market and sell such products and our ability to compete in this important segment of the contact lens market.

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

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements and assignment agreements, which generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, we cannot assure that these confidentiality agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. Certain patents protecting our Proclear line of products expired in fiscal year 2011, which allows competitors to market and sell products with similar attributes.

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

The laws of foreign countries in which we do business or contemplate doing business in the future do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in a judicial or administrative proceeding could prevent us from manufacturing and selling our products or prevent us from stopping others from manufacturing and selling competing products, and thereby have a material adverse affect on our business, financial condition and results of operations.

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

Significant litigation regarding intellectual property rights exists in our industry. Third parties have made, and may make in the future, claims of infringement against us or our contract manufacturers in connection with the use of our technology. Any claims, even those without merit, could:

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

Our facilities are subject to a broad range of United States federal, state, local and foreign environmental laws and requirements, including those governing discharges to the air and water, the handling or disposal of solid and hazardous substances and wastes, remediation of contamination associated with the release of hazardous substances at our facilities and offsite disposal locations and occupational safety and health. We have made, and will continue to make, expenditures to comply with such laws and requirements. Future events, such as changes in existing laws and regulations, or the enforcement thereof, or the discovery of contamination at our facilities, may give rise to additional compliance or remediation costs that could have a material adverse effect on our business, financial condition and results of operations. Such laws and requirements are constantly changing, are different in every jurisdiction and can impose substantial fines and sanctions for violations. As a manufacturer of various products, we are exposed to some risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with any such claims.

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

Our credit facility contains financial and other restrictive covenants that could limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, which could adversely affect our business, earnings and financial condition.

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

As a result of our international operations, currency exchange rate fluctuations may affect our results of operations and financial position. Our most significant currency exposures are the British pound sterling, euro, Japanese yen and Canadian dollar. We expect to generate an increasing portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. Although from time to time we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. These hedges may also serve to reduce any gain that we may have made based on favorable foreign currency fluctuations. In addition, to the extent we are unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on our financial condition and results of operations. Because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings and can make it more difficult for our shareholders to understand the relative strengths or weaknesses of the underlying business on a period-over-period comparative basis.

Increases in our effective tax rates or adverse outcomes resulting from examination of income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations of those laws. In addition, the Internal Revenue Service (IRS) issued a Notice of Deficiency in connection with its audit of the Company’s income tax returns for the years 2005 and 2006. The Notice asserts that the Company is subject to additional taxes due to a proposed adjustment under the anti-deferral provisions of Subpart F of the Internal Revenue Code. If sustained, such taxes should be offset by the Company’s existing federal net operating loss carryforwards leaving a $1.2 million balance of proposed taxes owed. The Company intends to defend its positions taken in its income tax returns vigorously. However, if the IRS’s contentions were sustained, the Company’s existing federal net operating loss carryforwards could be materially reduced, which could result in a material adverse effect on the Company’s future net income. We are also subject to the examination of our income tax returns by other tax authorities and the outcome of these examinations could have a material adverse effect on our operating results and financial condition.

We operate globally and changes in tax laws could adversely affect our results.

We operate globally and changes in tax laws could adversely affect our results. We have overseas manufacturing, administrative and sales offices and generate substantial revenues and profits in foreign jurisdictions. Recently, a number of countries, including the United States, have proposed changes to their tax laws, some of which affect taxation of earnings recognized in foreign jurisdictions. Such changes in tax laws or their interpretation, if adopted, could adversely affect our effective tax rates and our results. For example, the recently enacted Health Care and Education Reconciliation Act of 2010 imposes a new excise tax of 2-3 percent of the price for which certain medical devices are sold. CooperVision is not affected by this new tax. Almost all of CooperSurgical’s sales will be subject to this new tax that takes effect January 1, 2013. We cannot at this time anticipate the magnitude of this new tax that would be imposed on us as there are significant uncertainties concerning key definitions and terms within the law.

Volatility in the securities markets, interest rates, and other factors could substantially increase our defined benefit pension costs.

We sponsor a defined benefit pension plan for employees in the United States. This defined benefit pension plan is funded with trust assets invested in a diversified portfolio of securities and other investments. Changes in interest rates, mortality rates, early retirement rates, investment returns, discount rates and the market value of plan assets can affect the funded status of our defined benefit pension plan and cause volatility in the net periodic benefit cost and future funding requirements of the plan. A significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations.

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

Certain provisions of our Second Restated Certificate of Incorporation and Amended and Restated By-laws may inhibit changes in control of the Company not approved by our board of directors. These provisions include: (i) advance notice requirements for stockholder proposals and nominations and (ii) the authority of our board to issue without stockholder approval preferred stock with such terms as our board may determine. We also have the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. Our board of directors extended our preferred stock purchase rights plan, commonly known as a “poison pill,” pursuant to an amended rights agreement dated as of October 29, 2007 that expires on October 29, 2017. The rights agreement is intended to prevent abusive hostile takeover attempts by requiring a potential acquirer to negotiate the terms of an acquisition with our board of directors. However, it could have the effect of deterring or preventing an acquisition of our Company, even if a majority of our stockholders would be in favor of such acquisition, and could also have the effect of making it more difficult for a person or group to gain control of the Company or to change existing management.

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

Our medical devices require clearance or approval by the FDA before they can be commercially distributed in the United States and may require similar approvals by foreign regulatory agencies before distribution in foreign jurisdictions. Medical devices may only be marketed for the indications for which they are approved or cleared. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA, can be costly and time consuming. There can be no assurance that such clearances and approvals will be granted on a timely basis, if at all, or that significant delays in the introduction of any new products or product enhancements will not occur, which could adversely affect our competitive position and results of operations. In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay premarket approval or clearance of our products or could impact our ability to market our currently approved or cleared products. For example, the FDA has recently been reviewing the premarket clearance process in response to internal and external concerns regarding the 510(k) program. In January 2011, the FDA announced a plan of action that included twenty-five action items designed to make the process more rigorous and transparent. Since then the FDA has implemented some changes intended to improve its premarket programs. Some of these changes and proposals under consideration could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances for our products, increase the cost of compliance, or restrict our ability to maintain our current clearances.

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

After a device is placed on the market, numerous regulatory requirements apply, including the FDA’s QSR regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and medical device reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Medical device manufacturers, such as CooperVision and CooperSurgical, may under their own initiative recall a product if a reasonable possibility of serious injury or any material deficiency in a device is found. For example, in August of 2011, CooperVision in collaboration with the FDA initiated a recall of limited lots of Avaira Toric contact lenses which in November of 2011 was expanded to include limited lots of Avaira Sphere contact lenses. This recall is ongoing and requires authorization of the FDA to return the Avaira Toric product to market. Recalls of any of our products, including any expansion of the ongoing Avaira recall, may divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. A recall, including the ongoing Avaira recall, could harm our reputation with customers and consumers which could reduce the sales of our products. In addition, the FDA or other foreign governmental agencies may implement enforcement actions in connection with a recall which could impair our product offerings and be harmful to our business and financial results.

Changes in legislation and government regulation of the healthcare industry as well as third-party payors’ efforts to control the costs of healthcare could materially adversely affect our business.

In recent years, an increasing number of healthcare reform proposals have been formulated by the legislative and executive branches of the United States federal and state governments. In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, which we refer to collectively as the Health Care Reform Law. The Health Care Reform Law makes extensive changes to the delivery of health care in the United States. Among the provisions of the Health Care Reform Law of greatest importance to the medical device industry are the following:

•	A deductible 2.3 percent excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013;

•	A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	New reporting and disclosure requirements on medical device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013;

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

We may be subject to various federal, state and foreign laws pertaining to healthcare fraud and abuse, including anti-kickback laws, physician self-referral laws and false claims laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial condition and results of operations. While we believe that our operations are in material compliance with such laws, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Indeed, recent changes in state laws and model codes of ethics have already required us to alter certain of our compliance efforts. For example, in April of 2009, Massachusetts issued regulations governing the conduct of pharmaceutical and medical device manufacturers with respect to healthcare practitioners. This regulation became effective on July 1, 2009 and sets forth what medical device manufacturers may and may not permissibly do with respect to providing meals, sponsoring continuing medical education and otherwise providing payments or items of economic benefit to healthcare practitioners located within the state. Additionally, the regulation requires medical device manufacturers to have in place robust fraud and abuse compliance programs. Other states (e.g., California, Vermont and Nevada) have adopted similar laws. The Advanced Medical Technology Association (AdvaMed), a trade association representing the interests of medical device manufacturers, has also recently released a revised code of ethics outlining permissible interactions with health care professionals. This code became effective July 1, 2009. These laws, regulations and guidance documents act to limit our marketing practices, require the dedication of resources to ensure compliance, and expose us to additional liabilities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a summary of Cooper’s principal facilities as of October 31, 2011. Cooper generally leases its office and operations facilities but owns several manufacturing and research and development facilities, including 205,850 square feet in Hamble, United Kingdom, 49,500 square feet in Scottsville, New York, and 33,630 square feet in Stafford, Texas. Our lease agreements expire at various dates through the year 2030. The Company believes its properties are suitable and adequate for its businesses.

Location	Approximate Square Feet	Operations
AMERICAS

United States
California	94,804	Executive offices; CooperVision research & development and CooperVision administrative offices; CooperSurgical manufacturing and distribution
New York	390,277	CooperVision manufacturing, marketing, distribution and administrative offices
Connecticut	210,837	CooperSurgical manufacturing, marketing, distribution, research & development and administrative offices
Texas	33,630	CooperSurgical manufacturing

Puerto Rico
Juana Diaz	333,124	CooperVision manufacturing and distribution

Canada
Ontario	10,962	CooperVision marketing

Brazil
Sao Paulo	16,576	CooperVision marketing and distribution

EMEA

United Kingdom
Hampshire	460,027	CooperVision manufacturing, marketing, distribution, research & development and administrative offices

Belgium
Liege	119,146	CooperVision distribution

Germany
Berlin	12,916	CooperSurgical manufacturing and distribution
Frankfurt	9,964	CooperVision marketing and distribution

Italy
Milan	29,150	CooperVision marketing and distribution

Spain
Madrid	28,837	CooperVision marketing and distribution

South Africa
Johannesburg	12,378	CooperVision marketing and distribution

France
Nice	12,184	CooperVision marketing and distribution

ASIA PACIFIC

Japan	72,971	CooperVision manufacturing, marketing, distribution and administrative offices

Australia	29,863	CooperVision manufacturing, marketing, distribution and administrative offices

Other Pacific Rim	30,201	CooperVision marketing and distribution

Item 3. Legal Proceedings.

Tax Matter

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

Patent Litigation

On April 28, 2011, Rembrandt Vision Technologies, L.P. filed a lawsuit against CooperVision, Inc. in the United States District Court for the Eastern District of Texas alleging that CooperVision infringes U.S. Patent No. 5,712,327 entitled “Soft Gas Permeable Contact Lens Having Improved Clinical Performance,” which was issued on January 28, 1998, to Sing-Hsiung Chang and Mei-Zyh Chang. The complaint alleged that CooperVision’s infringing conduct includes, but is not limited to, making, using, selling or offering to sell silicone hydrogel contact lenses. The complaint sought an unspecified amount of damages, including treble damages, attorneys’ fees and costs and an injunction preventing any alleged infringement. On October 27, 2011, Rembrandt dismissed its complaint in Texas and filed a complaint with the same allegations in the Middle District of Florida. On December 2, 2011, CooperVision and Rembrandt entered into a settlement of the litigation. Pursuant to the settlement agreement, CooperVision agreed to make a single lump-sum payment of $10.0 million to Rembrandt, and Rembrandt granted a covenant not to sue under the ‘327 patent (and related domestic and foreign patents) to CooperVision and its suppliers, resellers, marketing partners and certain related individuals and entities. The parties also exchanged releases relating to the claims asserted in the litigation. The case will be dismissed with prejudice as part of the settlement.

Securities Litigation

On November 28, 2011, Harold Greenberg filed a lawsuit in the United States District Court for the Northern District of California, Case No. C11-05697 PJH, against the following defendants: the Company; Robert S. Weiss, its President, Chief Executive Officer and a director; Eugene J. Midlock, its Senior Vice President and Chief Financial Officer; and Albert G. White, III, its Vice President of Investor Relations, Treasurer and Chief Strategic Officer. Mr. Greenberg seeks to represent a class of persons who purchased the Company’s common stock between March 4, 2011 and November 15, 2011.

The lawsuit alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, among other things, failing to disclose alleged problems at the Company’s manufacturing plants in Puerto Rico and the United Kingdom, allegedly making material misstatements with an intent to deceive investors concerning the recall of the Company’s Avaira Toric and Avaira Sphere contact lenses and the expected financial impact of the recalls, and allegedly making false projections of future financial results. The lawsuit seeks unspecified damages.

The lawsuit has only recently been filed and there has been no discovery or other proceedings in the case. Accordingly, the Company is not in a position to assess whether any loss or adverse effect on the Company’s financial condition is probable or remote or to estimate the range of potential loss, if any.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fiscal fourth quarter of 2011, the Company did not submit any matters to a vote of the Company’s security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Cooper’s common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2011 and 2010:

Quarterly Common Stock Price Range Years Ended October 31,	2011		2010
	High	Low	High	Low
Fiscal Quarter Ended
January 31	$59.11	$48.90	$38.99	$28.12
April 30	$75.39	$57.15	$41.55	$34.85
July 31	$82.24	$71.42	$41.83	$34.28
October 31	$84.20	$62.77	$51.32	$39.00

At November 30, 2011, there were 726 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of about $2.8 million in fiscal 2011 and $2.7 million in fiscal 2010. Dividends are paid when, as and if declared at the discretion of our board of directors from funds legally available for that purpose. Our board of directors periodically reviews our dividend policy and considers the Company’s earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Performance Graph

The following graph compares the cumulative total return on the Company’s common stock with the cumulative total return of the Standard & Poor’s Smallcap 600 Stock Index (which includes the Company) and the Standard & Poor’s Health Care Equipment Index for the five-year period ended October 31, 2011. The graph assumes that the value of the investment in the Company and in each index was $100 on October 31, 2006, and assumes that all dividends were reinvested.

*	$100 invested on 10/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending October 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	10/06	10/07	10/08	10/09	10/10	10/11
The Cooper Companies, Inc.	$100.00	$72.97	$28.68	$48.87	$86.22	$121.20
S&P Smallcap 600	$100.00	$111.55	$75.36	$79.55	$100.45	$111.03
S&P Health Care Equipment	$100.00	$110.26	$95.10	$90.85	$94.49	$100.72

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	3,523,842	$47.10	2,655,851
Equity compensation plans not approved by shareholders	—	$—	—

Total	3,523,842	$47.10	2,655,851

(1)

The amount of total securities to be issued under Company equity plans shown in Column A includes 575,145 restricted stock units granted pursuant to the Company’s equity plans. These awards allow for the distribution of shares to the grant recipient upon the completion of time-based holding periods and do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B. Amounts in Column A do not reflect performance share awards without a final payout.

(2)

Includes information with respect to the Second Amended and Restated 2007 Long-Term Incentive Plan for Employees of The Cooper Companies, Inc. (“2007 Plan”), which was approved by stockholders on March 16, 2011, and provides for the issuance of up to 5,320,000 shares of common stock; and the Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. (the “2006 Directors’ Plan”), which was approved by stockholders on March 16, 2011 and provides for the issuance of up to 950,000 shares of common stock.

As of October 31, 2011, up to 2,300,285 shares of common stock may be issued pursuant to the 2007 Plan and 355,566 shares of common stock may be issued pursuant to the 2006 Directors’ Plan. The 1996 Long Term Incentive Plan for Non-Employee Directors and the Second Amended and Restated 2001 Long Term Incentive Plan of The Cooper Companies, Inc., were originally approved by stockholders on March 21, 1996 and March 28, 2001, respectively. Both plans have expired by their terms, but up to 1,626,612 shares of common stock may be issued pursuant to awards that remain outstanding under these plans.

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In thousands, except per share amounts)	2011	2010	2009	2008(1) (As Adjusted)	2007(1) (As Adjusted)
Consolidated Operations
Net sales	$1,330,835	$1,158,517	$1,080,421	$1,047,375	$945,240

Gross profit	$804,804	$676,723	$596,494	$610,030	$519,531

Income (loss) before income taxes	$192,764	$124,426	$114,828	$73,962	$(2,543)
Provision for income taxes	17,334	11,623	14,280	10,006	10,826

Net income (loss)	$175,430	$112,803	$100,548	$63,956	$(13,369)

Diluted earnings (loss) per share	$3.63	$2.43	$2.21	$1.42	$(0.30)

Number of shares used to compute diluted earnings per share	48,309	46,505	45,478	45,117	44,707

Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06

Consolidated Financial Position
Current assets	$540,347	$491,340	$503,878	$526,032	$519,767
Property, plant and equipment, net	609,205	593,887	602,568	602,654	604,530
Goodwill	1,276,567	1,261,976	1,257,029	1,251,699	1,289,584
Other intangible assets, net	128,341	114,177	114,700	130,587	145,833
Other assets	70,058	63,638	73,732	76,644	38,700

	$2,624,518	$2,525,018	$2,551,907	$2,587,616	$2,598,414

Short-term debt	$52,979	$19,159	$9,844	$43,013	$46,514
Other current liabilities	214,227	180,361	165,570	212,394	240,691
Long-term debt	327,453	591,977	771,630	861,781	830,116
Other liabilities	92,371	66,745	64,521	53,352	20,086

Total liabilities	687,030	858,242	1,011,565	1,170,540	1,137,407
Stockholders’ equity	1,937,488	1,666,776	1,540,342	1,417,076	1,461,007

	$2,624,518	$2,525,018	$2,551,907	$2,587,616	$2,598,414

(1)

On November 1, 2009, the Company adopted and retrospectively applied Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt With Conversion and Other Options (ASC 470-20), in connection with the Company’s $115.0 million 2.625% Convertible Senior Debentures that were repurchased on July 1, 2008. The retrospective application of ASC 470-20 resulted in a $1.5 million decrease in net income for the year ended October 31, 2008 and a $2.2 million increase in the net loss for the year ended October 31, 2007. With the adoption of ASC 470-20, there was no adjustment to the Company’s financial position at October 31, 2008; at October 31, 2007 the Company’s financial position was adjusted to increase total assets by $2.2 million, total liabilities by $0.7 million and stockholders’ equity by $1.5 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

We discuss below the results of our operations for fiscal 2011 compared with fiscal 2010 and the results of our operations for fiscal 2010 compared with fiscal 2009. Certain prior period amounts have been reclassified to conform to the current period’s presentation. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by employment, housing and credit concerns, the European debt crisis and the recent downgrade of long-term U.S. sovereign debt continue to represent a risk to our forecasted performance for fiscal year 2012 and beyond.

We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using phosphorylcholine (PC) Technology™ and silicone hydrogel Aquaform® technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision is focused on greater worldwide market penetration as we roll out new products and continue to expand our presence in existing and emerging markets.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. In the past three years, CooperVision launched monthly silicone hydrogel spherical, toric and multifocal lens products under our Biofinity® brand and two-week silicone hydrogel spherical and toric lens products under our Avaira brand. In fiscal 2011, we launched our Biofinity spherical silicone hydrogel lens in Japan and our Biofinity multifocal lens globally. While we believe that we have high quality silicone hydrogel contact lens products, our future growth may be limited by our late entry into the silicone hydrogel segment of the market. For example, competitive silicone hydrogel single-use and multifocal lens products are gaining market share and represent a risk to our business. We have not yet marketed a silicone hydrogel single-use product. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.

In August 2011, CooperVision initiated a recall on limited lots of Avaira Toric contact lenses. In November 2011, this recall was expanded to cover limited lots of Avaira Sphere contact lenses. The recall was initiated because of the level of a residue (silicone oil) on certain lenses. The residue may cause hazy vision, severe eye pain or an eye injury. The manufacturing issue has been identified and process changes have been implemented. These process changes are subject to review by the United States Food and Drug Administration. Avaira Toric and Avaira Sphere lenses that are subject to the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

recall represent less than 2% of the Company’s fiscal 2011 net sales. Avaira Sphere lenses remain on the market, while Avaira Toric lenses are awaiting FDA authorization to return to the market. This recall is limited solely to specific lots of Avaira Toric and Avaira Sphere contact lenses and no other CooperVision products are involved in this recall.

We are also in the process of developing a number of new contact lens products to enhance CooperVision’s worldwide product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology™ materials and new lens designs, including multifocal and single-use silicone hydrogel lenses.

The medical device segment of the women’s healthcare market is highly fragmented. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring products and companies that complement its business model. In fiscal 2011, CooperSurgical acquired Apple Medical, gaining its products including the OB/Mobius® Elastic Retractor used in cesarean sections, the Fischer Cone Biopsy Excisor™ used for cervical biopsies and the Apple-Hunt Secondary Trocar™ used in laparoscopic surgical procedures. CooperSurgical also acquired Summit Doppler Systems, Inc., gaining its hand-held obstetrical and vascular ultrasound doppler systems used for peripheral vascular testing and fetal monitoring applications. We intend to continue to invest in CooperSurgical’s business through acquisitions of companies and product lines.

In the fiscal first quarter of 2011, we refinanced our syndicated Senior Unsecured Revolving Line of Credit due to mature on January 31, 2012, with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and an amortizing term loan facility in an aggregate principal amount of $250.0 million, each of which, mature on January 12, 2016. On February 15, 2011, we redeemed all $339.0 million aggregate principal amount outstanding of our Senior Notes, in accordance with the terms of the Indenture, from borrowings under the new Credit Agreement, including $250.0 million from the term loan facility. At October 31, 2011, we had $650.7 million available under the Credit Agreement. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions and cash dividends.

2011 Compared with 2010

Highlights: 2011 vs. 2010

•	Net sales up 15% to $1.3 billion from $1.2 billion in fiscal year 2010.

•	Gross margin 60% of net sales up from 58%.

•	Operating income up 20% to $227.6 million from $189.9 million.

•	Interest expense down 53% to $17.3 million from $36.7 million.

•	Diluted earnings per share up 49% to $3.63 from $2.43.

•	Operating cash flow $336.3 million up 26% from $267.7 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Pre-tax results include in the current year a reserve of $20.4 million related to the limited recall of Avaira contact lenses, costs of $16.5 million related to the redemption of our Senior Notes, a $10.0 million charge related to the settlement of all claims in a patent infringement lawsuit and restructuring costs of $1.9 million related to the CooperVision manufacturing restructuring plan that was completed in fiscal 2011. In the prior year, pre-tax results included settlement charges of $27.8 million related to the securities class action litigation and the derivative litigation and $16.1 million related to the CooperVision manufacturing restructuring plan.

Selected Statistical Information – Percentage of Net Sales and Growth

Years Ended October 31,	2011	% Change	2010	% Change	2009
Net sales	100%	15%	100%	7%	100%
Cost of sales	40%	9%	42%	—	45%

Gross profit	60%	19%	58%	13%	55%
Selling, general and administrative expense	38%	18%	37%	11%	36%
Research and development expense	3%	24%	3%	6%	3%
Amortization of intangibles	2%	14%	2%	1%	2%

Operating income	17%	20%	16%	27%	14%

Net Sales

Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•

CooperVision produces a broad range of monthly, two-week and single-use contact lenses, featuring advanced materials and optics. CooperVision brings a commitment to solving the toughest vision challenges such as astigmatism, presbyopia and ocular dryness; with a broad collection of spherical, toric and multifocal contact lenses.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women regardless of the clinical setting.

Net Sales Growth by Business Unit

Our consolidated net sales grew by $172.3 million in fiscal 2011 and $78.1 million in 2010:

($ in millions)	2011 vs. 2010	% Change	2010 vs. 2009	% Change
CooperVision	$150.6	16%	$61.0	7%
CooperSurgical	21.7	12%	17.1	10%

	$172.3	15%	$78.1	7%

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

In order to achieve comfortable and healthy contact lens wear, products are sold with recommended replacement schedules, often defined as modalities, with the primary modalities being single-use, two-week and monthly. CooperVision offers spherical, aspherical, toric, multifocal and toric multifocal lens products in most modalities.

The contact lens market consists primarily of disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months. Significantly, the market for spherical lenses is growing with value-added spherical lenses to alleviate dry eye symptoms as well as lenses with aspherical optical properties or higher oxygen permeable lenses such as silicone hydrogels.

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

Net sales growth includes increases in single-use spheres up 18% and total spheres up 12%. Total toric lenses grew 16%, including 26% growth of single-use toric lenses, and multifocal lenses grew 4%. Silicone hydrogel products grew 49% worldwide. Proclear products increased 10% driven by growth of single-use lenses. Older conventional lens products and cosmetic lenses declined 13% and 17%, respectively.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CooperVision Net Sales by Region

($ in millions)	2011	2010	Growth
Americas	$469.7	$432.8	9%
EMEA	398.5	351.8	13%
Asia Pacific	252.9	185.9	36%

	$1,121.1	$970.5	16%

CooperVision’s worldwide net sales grew 16% in the period-to-period comparison. Americas net sales grew 9%, primarily due to market gains of CooperVision’s silicone hydrogel contact lenses and single-use lenses. In our fiscal first quarter of 2010, we recorded $10.1 million of reductions to Americas net sales due to out-of-period adjustments to increase accruals for rebates that were under-accrued in fiscal 2009. EMEA net sales grew 13% driven by increases in sales of silicone hydrogel lenses and single-use lenses. Net sales to the Asia Pacific region grew 36%, primarily due to sales growth of single-use spherical and toric products and silicone hydrogel lenses; these results include sales of $31.3 million related to product lines acquired on December 1, 2010 from Asahikasei Aime Co., Ltd.

CooperVision’s net sales growth is driven primarily by increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses, along with acquisitions and the favorable effect of foreign currency exchange rate fluctuations. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.

CooperSurgical Net Sales

CooperSurgical’s fiscal 2011 net sales increased 12% from fiscal 2010 to $209.7 million with net sales growth excluding acquisitions of 8%. Sales of products used in surgical procedures grew 23% and represented 37% of CooperSurgical’s fiscal 2011 net sales compared to 33% in the prior fiscal year. CooperSurgical sales are primarily comprised of women’s healthcare products used by gynecologists and obstetricians in both office and surgical procedures. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix along with increased average realized prices on disposable products influenced organic sales growth.

2010 Compared with 2009

Highlights: 2010 vs. 2009

•	Net sales up 7% to $1.2 billion from $1.08 billion in fiscal year 2009.

•	Gross margin 58% of net sales up from 55%.

•	Operating income up 27% to $189.9 million from $149.9 million.

•	Interest expense down 17% to $36.7 million from $44.1 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

•	Diluted earnings per share up 10% to $2.43 from $2.21.

•	Operating cash flow $267.7 million up 20% from $223.1 million.

Selected Statistical Information – Percentage of Net Sales and Growth

Years Ended October 31,	2010	% Change	2009	% Change	2008
Net sales	100%	7%	100%	3%	100%
Cost of sales	42%	—	45%	11%	42%

Gross profit	58%	13%	55%	(2%)	58%
Selling, general and administrative expense	37%	11%	36%	(9%)	41%
Research and development expense	3%	6%	3%	(6%)	3%
Amortization of intangibles	2%	1%	2%	6%	2%

Operating income	16%	27%	14%	18%	12%

Net Sales Growth by Business Unit

Our consolidated net sales grew by $78.1 million in fiscal 2010 and $33.1 million in 2009:

($ in millions)	2010 vs. 2009	% Change	2009 vs. 2008	% Change
CooperVision	$61.0	7%	$30.5	3%
CooperSurgical	17.1	10%	2.6	2%

	$78.1	7%	$33.1	3%

CooperVision Net Sales

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

CooperVision Net Sales by Region

($ in millions)	2010	2009	Growth
Americas	$432.8	$392.8	10%
EMEA	351.8	345.1	2%
Asia Pacific	185.9	171.6	8%

	$970.5	$909.5	7%

CooperVision’s worldwide net sales grew 7% in the period-to-period comparison. Americas net sales grew 10%, primarily due to market gains of CooperVision’s silicone hydrogel spherical and toric

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

lenses and single-use lenses. In our fiscal first quarter of 2010, we recorded $10.1 million of reductions to Americas net sales due to out-of-period adjustments to increase accruals for rebates that were under-accrued in fiscal 2009. EMEA net sales grew 2% in the period driven by increases in sales of silicone hydrogel lenses and single-use lenses. Net sales to the Asia Pacific region grew 8%, primarily due to sales growth of single-use spherical and toric products and silicone hydrogel lenses.

CooperVision’s net sales growth is driven primarily through increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.

CooperSurgical Net Sales

CooperSurgical’s fiscal 2010 net sales increased 10% from fiscal 2009 to $188.0 million with net sales growth excluding acquisitions of 6%. Sales of products used in surgical procedures grew 18% and represented 33% of CooperSurgical’s fiscal 2010 net sales compared to 31% in fiscal 2009. CooperSurgical sales are primarily comprised of women’s healthcare products used by gynecologists and obstetricians in both office and surgical procedures. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix along with increased average realized prices on disposable products influenced organic sales growth.

2011 Compared to 2010 and 2010 Compared to 2009

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2011	2010	2009
CooperVision	60%	57%	54%
CooperSurgical	65%	64%	60%
Consolidated	60%	58%	55%

The increases in CooperVision’s gross margin are largely attributable to improvements in manufacturing efficiencies and product mix, primarily the shift to higher margin silicone hydrogel products. CooperVision’s gross margin in the current year was negatively impacted by the $20.2 million reserve for inventory and return provisions related to the recall of certain lots of Avaira contact lenses discussed above. Gross margin also reflects efficiencies associated with the 2009 CooperVision Manufacturing restructuring plan. Costs associated with the plan, recorded as cost of sales, were $1.9 million for fiscal 2011, $16.0 million for fiscal 2010 and $5.0 million for fiscal 2009. As discussed below, these costs are primarily severance charges and accelerated depreciation, and we do not expect to incur similar costs related to this manufacturing restructuring plan in future periods. Gross margin for fiscal 2010 reflects the increase in accruals for rebates discussed above. Gross margin in fiscal 2009 included costs associated with fixed asset write offs; such costs were not significant in fiscal 2011 or 2010.

The increase in CooperSurgical’s gross margin for fiscal 2011 is largely attributable to manufacturing efficiency improvements and product mix including higher margins on products used in surgical

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

procedures that represented 37% of net sales in fiscal 2011 compared to 33% in fiscal 2010 and 31% in fiscal 2009. CooperSurgical’s gross margin in fiscal 2010 includes the recognition of a one-time $1.5 million favorable settlement resolving a vendor dispute.

Selling, General and Administrative Expense (SGA)

($ in millions)	2011	% Net Sales	2010	% Net Sales	2009	% Net Sales
CooperVision	$410.2	37%	$343.0	35%	$309.9	34%
CooperSurgical	70.6	34%	61.6	33%	53.7	31%
Headquarters	32.3	—	28.5	—	28.0	—

	$513.1	38%	$433.1	37%	$391.6	36%

Consolidated SGA increased 18% in fiscal 2011 and 11% in fiscal 2010.

The 20% increase in CooperVision’s SGA in fiscal 2011 in absolute dollars as well as the increase as a percentage of net sales are primarily due to our increased investment in sales and marketing to reach new customers and to promote our silicone hydrogel products as well as the patent infringement settlement discussed below.

The 15% increase in CooperSurgical’s SGA in fiscal 2011 in absolute dollars as well as the increase as a percentage of sales are primarily due to increased selling and marketing costs to support higher sales and anticipated further growth along with legal expenses related to business acquisitions during the period.

Corporate headquarters’ SGA increased 14% in fiscal 2011 primarily due to increased legal costs and share-based compensation expense partially offset by reduced consulting fees.

Research and Development Expense

($ in millions)	2011	% Net Sales	2010	% Net Sales	2009	% Net Sales
CooperVision	$37.0	3%	$29.9	3%	$28.9	3%
CooperSurgical	6.6	3%	5.4	3%	4.4	3%

	$43.6	3%	$35.3	3%	$33.3	3%

CooperVision research and development expense increased 24% in fiscal 2011 as compared to fiscal 2010 primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s research and development activities include programs to develop disposable silicone hydrogel products and product lines utilizing PC Technology. In fiscal 2009, CooperVision recorded a $3.0 million in-process research and development charge related to the acquisition of certain distribution rights.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

CooperSurgical research and development expense increased 23% in fiscal 2011 as compared to fiscal 2010, primarily due to investments in the design of the next generation product line of uterine manipulators. Other research and development activities include the upgrade and expansion of CooperSurgical’s portfolio of assisted reproductive technology products as well as products within the general obstetrics and gynecology offerings.

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

In fiscal 2011, $1.9 million, including $0.8 million of employee benefit costs and $1.1 million of costs associated with assets, primarily non-cash, were reported in cost of sales. In fiscal 2010, $16.1 million, including $3.3 million of employee benefit costs and $12.8 million of costs associated with assets, primarily non-cash, were reported as $16.0 million in cost of sales and $0.1 million in restructuring costs. In fiscal 2009, $5.1 million including $3.6 million of employee benefit costs and $1.5 million of non-cash costs associated with assets were reported as $5.0 million in cost of sales and $0.1 million in restructuring costs.

The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

Amortization of Intangibles

Amortization of intangibles was $20.5 million in fiscal 2011, $18.1 million in fiscal 2010 and $17.9 million in fiscal 2009. Amortization expense in fiscal 2009 includes a $1.5 million charge for a CooperSurgical license that no longer had value.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Operating Income

Operating income grew $77.7 million, or 52%, between fiscal 2009 and fiscal 2011, increasing $37.7 million or 20% in fiscal 2011 from fiscal 2010 and $40.0 million or 27% in fiscal 2010 from fiscal 2009.

($ in millions)	2011	% Net Sales	2010	% Net Sales	2009	% Net Sales
CooperVision	$207.5	19%	$171.3	18%	$138.3	15%
CooperSurgical	52.4	25%	47.1	25%	39.6	23%
Headquarters	(32.3)	—	(28.5)	—	(28.0)	—

	$227.6	17%	$189.9	16%	$149.9	14%

Percent growth	20%		27%		18%

The increase in consolidated operating income in fiscal 2011 both in absolute dollars and as a percentage of net sales was primarily due to the increase in gross profit of 19%, partially offset by increases in operating expenses of 19%, the Avaira recall discussed above and the settlement with Rembrandt discussed below.

Interest Expense

Interest expense decreased 53% to $17.3 million in 2011 constituting 1% of net sales in fiscal 2011 as compared to 3% of net sales in the fiscal 2010. The fiscal 2011 decrease reflects lower interest rates primarily as a result of the redemption of our Senior Notes in February 2011 and lower average debt in the current period. Interest expense decreased 17% to $36.7 million in fiscal 2010 and decreased 17% to $44.1 million in 2009. The fiscal 2010 and 2009 decreases primarily reflect reduced long-term borrowings used for capital expenditures and lower interest rates. We had $339.7 million in loans on our Credit Agreement at October 31, 2011, compared to $591.8 million at October 31, 2010.

Extinguishment of Debt

In February 2011, we redeemed all $339.0 million aggregate principal amount outstanding of our Senior Notes issued on January 31, 2007. In accordance with the Indenture, the redemption price for the Notes was 103.563% of their principal amount plus accrued and unpaid interest to February 15, 2011, the redemption date. In our fiscal second quarter of 2011, we recorded a $16.5 million loss on the repurchase that includes the write-off of approximately $4.4 million of unamortized costs and the redemption premium of $12.1 million related to the Senior Notes in our Consolidated Statement of Income. The Company paid the aggregate purchase price from borrowings under its new Credit Agreement, including $250.0 million from the term loan facility.

In December 2008, we purchased through the open market, in a privately negotiated transaction, $11.0 million in aggregate principal amount of our 7.125% Senior Notes at a discounted price of approximately $9.0 million plus accrued and unpaid interest. We also wrote off approximately $0.2 million of unamortized costs related to the Senior Notes and recorded the $1.8 million gain on the repurchase in other income in our Consolidated Statement of Income.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Settlements

On December 2, 2011, CooperVision and Rembrandt Vision Technologies, L.P. entered into a settlement agreement whereby CooperVision agreed to make a lump sum payment of $10.0 million to Rembrandt, and Rembrandt granted a covenant not to sue regarding patent infringement claims. The Company recorded a charge for the settlement in our fiscal fourth quarter of 2011.

The Company and several of its directors and officers had been named in a consolidated securities class action lawsuit, the nature and status of which is described in Note 12. Commitments and Contingencies. The Company announced on May 4, 2010, that it reached an agreement in principle and recorded a charge in our fiscal second quarter of 2010 to settle the consolidated class action lawsuit for $27.0 million, which we funded into escrow in our fiscal fourth quarter of 2010. The Court granted final approval of the proposed settlement on December 13, 2010.

The Company also was a nominal defendant in shareholder derivative litigation against several current and former officers and directors of the Company. The Company reached a settlement agreement to pay attorney’s fees of counsel to the plaintiff’s in the amount of $750 thousand. The Company recorded a charge for the settlement amount in our fiscal fourth quarter of 2010.

Other (Loss) Income, Net

Years Ended October 31, (In millions)	2011	2010	2009
Foreign exchange (loss) gain	$(1.0)	$(1.2)	$7.0
Other, net	0.0	0.1	0.3

	$(1.0)	$(1.1)	$7.3

The fiscal 2009 foreign exchange net gain is primarily due to the U.S. dollar strengthening against other currencies and an initiative we completed in the quarter related to intercompany transactions.

Provision for Income Taxes

We recorded income tax expense of $17.3 million in fiscal 2011 compared to $11.6 million in fiscal 2010. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for both fiscal 2011 and 2010 was about 9%.

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

Share-Based Compensation Plans

The Company grants various share-based compensation awards, including stock options, performance shares, restricted stock and restricted stock units. The share-based compensation and related income tax benefit recognized in the consolidated financial statements in fiscal 2011 was $14.7 million and $4.4 million, respectively, compared to $10.2 million and $3.2 million, respectively, in fiscal 2010. As of October 31, 2011, there was $32.4 million of total unrecognized share-based compensation cost related to non-vested awards: $7.2 million for stock options; $19.0 million for restricted stock units; and $6.2 million for performance shares. The unrecognized compensation is expected to be recognized over weighted average remaining vesting periods of 2.7 years for nonvested stock options, 2.9 years for restricted stock units and 1.8 years for performance shares. Cash received from options exercised under all share-based compensation arrangements for fiscal 2011, 2010 and 2009 was $82.0 million, $11.1 million and $1.1 million, respectively.

The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. The use of different assumptions could lead to a different estimate of fair value. The expected life of the stock option is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. If our assumption for the expected life increased by one year, the fair value of an individual option granted in fiscal 2011 would have increased by approximately $1.50. To determine the stock price volatility, management considers implied volatility from publicly-traded options on the Company’s stock at the date of grant, historical volatility and other factors. If our assumption for stock price volatility increased by one percentage point, the fair value of an individual option granted in fiscal 2011 would have increased by less than $1.

The Company estimates stock option forfeitures based on historical data for each employee grouping, and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed. These adjustments totaled $1.9 million, $1.2 million and $2.9 million in fiscal years 2011, 2010 and 2009, respectively.

The Company grants performance units that provide for the issuance of common stock to certain executive officers if the Company achieves specified long-term performance goals over a three-year period. The Company estimates the fair value of each award on the date of grant based on the current

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

market price of our common stock. The total amount of compensation expense recognized reflects our initial assumptions of the achievement of the performance goals and the estimated forfeiture rates. The Company reviews our assessment of the probability of the achievement of the performance goals each fiscal quarter. If achievement of the goals are not met or it is determined that achievement of the goals is not probable, previously recognized compensation expense is adjusted prospectively to reflect the expected achievement. If we determine that achievement of the goals will exceed the original assessment, additional compensation expense is recognized prospectively.

CAPITAL RESOURCES AND LIQUIDITY

2011 Highlights

•	Operating cash flow $336.3 million, compared to $267.7 million in fiscal 2010.

•	Expenditures for purchases of property, plant and equipment $103.7 million, compared to $73.8 million in fiscal 2010.

•	Total debt decreased to $380.4 million at the end of fiscal 2011 from $611.1 million at the end of fiscal 2010.

•	Cash payments for acquisitions totaled $58.0 million vs. $32.8 million in fiscal 2010.

Comparative Statistics

Years Ended October 31, ($ in millions)	2011	2010
Cash and cash equivalents	$5.2	$3.6
Total assets	$2,624.5	$2,525.0
Working capital	$273.1	$291.8
Total debt	$380.4	$611.1
Stockholders’ equity	$1,937.5	$1,666.8
Ratio of debt to equity	0.20:1	0.37:1
Debt as a percentage of total capitalization	16%	27%

Working Capital

The decrease in working capital at the end of fiscal 2011 from the end of fiscal 2010 was primarily due to increases in accounts payable, other accrued liabilities, including the charge related to the Rembrandt settlement, and short-term debt including the portion of the term loan which became current during the fiscal year. This decrease was partially offset by increases in trade accounts receivable, inventory and a decrease in accrued interest payable. The decrease in accrued interest payable was due to lower interest rates primarily as a result of the redemption of our Senior Notes in February 2011, lower average outstanding debt and the timing of interest payments.

The increases in trade accounts receivable and inventory were primarily due to the growth in sales and to production to support new product launches. At October 31, 2011, Cooper’s inventory months on hand (MOH) were 5.9, excluding the reserves for inventory related to the recall of certain lots of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

Avaira contact lenses, representing an increase from 5.4 at October 31, 2010. Including the reserves for inventory MOH were 5.5 at October 31, 2011. Our days sales outstanding (DSO) decreased to 55 days in fiscal 2011 from 57 days in the prior fiscal year. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our reported accounts receivable and inventories are recoverable.

The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its foreign subsidiaries. The Company presently intends to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.

Operating Cash Flow

Cash flow provided by operating activities continued in fiscal 2011 as Cooper’s major source of liquidity, increasing to $336.3 million from $267.7 million in fiscal 2010 and $223.1 million in fiscal 2009. The $68.6 million increase in cash flow provided by operations from fiscal 2010 to fiscal 2011 is primarily due to the increase in net income of $62.6 million. Fiscal 2011 results include $175.4 million of net income, $114.8 million of non-cash items primarily related to depreciation, amortization, share-based compensation and currency translation and $16.5 million for the loss on extinguishment of debt. Results also include $29.6 million from the net changes in assets and liabilities.

For fiscal 2011, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products totaling $1.3 billion. Our uses of cash flows provided by operating activities included $939.4 million used primarily for personnel and material costs and cash payments of $25.6 million and $12.2 million for interest and income tax, respectively.

For fiscal 2010, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products totaling $1.1 billion. Our primary uses of cash flows from operating activities included $819.0 million used for personnel and material costs and cash payments of $36.7 million and $8.6 million for interest and income tax, respectively.

Investing Cash Flow

Cash used in investing activities of $161.7 million in fiscal 2011 was for capital expenditures of $103.7 million, primarily to improve manufacturing efficiency, and payments of $58.0 million related to acquisitions.

Cash used in investing activities of $106.6 million in fiscal 2010 was for capital expenditures of $73.8 million primarily to improve manufacturing capacity and payments of $32.8 million related to acquisitions.

Financing Cash Flow

The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as proceeds from share-based compensation award exercises and dividend payments. Cash

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

used in financing activities of $172.9 million in fiscal 2011 was driven by net repayments of debt of $242.8 million, including the redemption of all outstanding Senior Notes and the related redemption premium, acquisition costs related to the Credit Agreement of $9.6 million, a $2.6 million payment for contingent consideration and dividends paid on our common stock of $2.8 million, offset by proceeds of $82.0 million from the exercise of share-based compensation awards and $2.9 million for the excess tax benefit from share-based compensation arrangements.

Cash used in financing activities of $161.6 million in fiscal 2010 was driven by net repayments of long-term debt of $182.5 million, including the capital lease, and dividends paid on our common stock of $2.7 million, offset by proceeds from short-term debt of $12.1 million and $11.5 million from the exercise of share-based compensation awards and related tax benefit.

At October 31, 2011, we had $650.7 million available under the Credit Agreement, and we are in compliance with the covenants including the Interest Coverage Ratio and Total Leverage Ratio at 21.42 to 1.00 versus the requirement to be at least 3.00 to 1.00 and 1.03 to 1.00 versus the requirement to remain below 3.75 to 1.00, respectively. As defined in the Credit Agreement, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA.

Risk Management

We operate multiple foreign subsidiaries that manufacture and market our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. We are exposed to risks caused by changes in foreign exchange, primarily to the British pound, euro, Japanese yen, Swedish krona, Australian dollar and Canadian dollar. Our policy is to minimize, to the extent reasonable and practical, transaction, remeasurement and specified economic exposures with derivatives instruments. Although we may enter into foreign exchange agreements with financial institutions to reduce our nonfunctional currency exposure, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement may vary with the London Interbank Offered Rate (LIBOR). We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 10 to the consolidated financial statements.

In the fiscal first quarter of 2011, we refinanced our syndicated Senior Unsecured Revolving Line of Credit due to mature on January 31, 2012, with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and an amortizing term loan facility with an original principal amount of $250.0 million, each of which, mature on January 12, 2016. On February 15, 2011, we redeemed all $339.0 million aggregate principal amount outstanding of our Senior Notes, in accordance with the terms of the Indenture, from borrowings under the new Credit Agreement, including $250.0 million from the term loan facility.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2011, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	Total	2012	2013 & 2014	2015 & 2016	2017 & Beyond
Contractual obligations:
Long-term debt	$339.9	$12.5	$34.4	$292.8	$0.2
Interest payments	28.0	7.9	14.4	5.7	—
Operating leases	156.4	31.6	34.8	35.3	54.7
Patent litigation settlement	10.0	10.0	—	—	—
Consideration for marketing rights	7.7	1.3	6.4	—	—

Total contractual obligations	542.0	63.3	90.0	333.8	54.9
Commercial commitments:
Stand-by letters of credit	2.8	2.8	—	—	—

Total	$544.8	$66.1	$90.0	$333.8	$54.9

The expected future benefit payments for pension plans through 2021 are disclosed in Note 9. Employee Benefits.

We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, such amounts of our long-term income taxes payable have been excluded from the table above. However, other long-term liabilities, included in our consolidated balance sheet, included these uncertain tax positions. For additional information, please see Note 5. Income Taxes.

Inflation and Changing Prices

Inflation has had no appreciable effect on our operations in the last three fiscal years.

New Accounting Pronouncements

On November 1, 2010, the Company adopted portions of the Accounting Standards Update (ASU) 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (ASC) 820, Fair Value Measurements. This ASU added new requirements for disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2 and 3 fair value measurements. The requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis will be effective for the Company for the fiscal year beginning on November 1, 2011. As this guidance only requires enhanced disclosures, as applicable, its adoption did not have a material impact on our consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

In December 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-29, Business Combinations: Disclosure of Supplementary Proforma Information for Business Combinations, which amends ASC 805, Business Combinations. The amendments in this ASU affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental proforma disclosures to include a description of the nature and amount of material, nonrecurring proforma adjustments directly attributable to the business combination included in the reported proforma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2010-29, which is effective for the Company for the fiscal year beginning on November 1, 2011, will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amends ASC 350, Intangibles – Goodwill and Other. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not anticipate the adoption of ASU 2010-28, which is effective for the Company on November 1, 2011, will have a material impact on our consolidated financial statements. Early adoption is not permitted.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The amendments (1) clarify the Boards’ intent regarding the application of existing fair value measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle and (3) add disclosure requirements concerning the measurement uncertainty of level 3 measurements. The Boards concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company is currently evaluating the potential impact of ASU 2011-04, which is effective for the Company on November 1, 2012, on our consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in ASC 350, Intangibles-Goodwill and Other. The ASU defines the more-likely-than-not threshold as having a likelihood of more than 50%. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of this ASU, which is effective for the Company for the fiscal year beginning on November 1, 2012, will have an impact on our consolidated financial statements.

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

•

Revenue recognition – We recognize product net sales, net of discounts, returns, and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectability is reasonably assured. For contact

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs when title and risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. The Company records taxes collected from customers on a net basis, as these taxes are not included in net sales.

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

In the application of the income approach, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. Discount rates are based on a weighted average cost of capital, which represents the average rate a business must pay its providers of debt and equity capital. We used discount rates that are the representative weighted average cost of capital for each of our reporting units, with consideration given to the current condition of the global economy. The discount rates used in the current year are about 100 basis points lower than those used in our analysis for fiscal year 2010 reflecting the current condition of the United States and global economy. The Company determines net sales forecasts based on our best estimate of near-term net sales expectations and long-term projections which include review of published independent industry analyst reports. As a sensitivity analysis, a 100 basis point reduction in the assumed net sales growth beginning in fiscal 2011 and extending through the valuation period would decrease the excess amount of the estimated fair value of each reporting unit over the carrying value but would not cause a change in the results of our impairment testing that indicated that we had no impairment of goodwill.

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

•

Business combinations – We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. Based on the FASB revision to the accounting standard for business combinations, we recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree generally at the acquisition date fair values as defined by accounting standards related to fair value measurements. As of the acquisition date, goodwill is measured as the excess of consideration given, generally measured at fair value, and the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are expensed as incurred.

During the fiscal third quarter of 2011, we recorded an out-of-period adjustment related to CooperVision’s acquisition of certain assets of Asahikasei Aime Co., Ltd. (Aime), reported in our fiscal first quarter of 2011, to reduce the amount of recorded goodwill and reverse the $6.1 million gain on settlement of preexisting relationship. The Company determined that it incorrectly applied the guidance in ASC 805, Business Combinations, relating to the settlement of preexisting relationships due to our interpretation of specific language in the underlying contract. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

provisions of ASC 270-10-45-16, Accounting Changes in Interim Periods, and ASC 250, Accounting Changes and Error Corrections, that incorporates SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we do not believe that the effect of the out-of-period adjustment is material to our fiscal year 2011 financial results. We also do not believe that the out-of-period adjustment is material to any previously issued quarterly consolidated financial statements. Based on this assessment of materiality, the out-of-period adjustment was recorded in our consolidated financial statements for the fiscal third quarter of 2011. There is no impact on our fiscal year results as the error and its correction were both recorded in the fiscal year ended October 31, 2011.

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

Regarding accounting for uncertainty in income taxes, we recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. We measure the income tax benefits from the tax positions that are recognized, assess the timing of the derecognition of previously recognized tax benefits and classify and disclose the liabilities within the consolidated financial statements for any unrecognized tax benefits based on the guidance in the interpretation of ASC 740, Accounting for Income Taxes. The interpretation also provides guidance on how the interest and penalties related to tax positions may be recorded and classified within our Consolidated Statement of Income and presented in the Consolidated Balance Sheet. We classify interest and penalties related to uncertain tax positions as additional income tax expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations – (Continued)

•

Share-Based Compensation – The Company grants various share-based compensation awards, including stock options, performance unit shares, restricted stock and restricted stock units. Under fair value recognition provisions, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper’s stock price volatility, employee exercise behaviors and related employee forfeiture rates.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Note numbers refer to the “Notes to Consolidated Financial Statements” included in Item 8. Financial Statements and Supplementary Data.

The Company is exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. The Company’s policy is to minimize, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into interest rate swaps and foreign currency forward exchange contracts, respectively. The Company does not enter into derivative financial instrument transactions for speculative purposes. For additional information please see Risk Management discussed above in Capital Resources and Liquidity and Item 1A. Risk Factors and Note 1 and Note 10 to the consolidated financial statements.

Long-term Debt

Total debt decreased to $380.4 million at October 31, 2011 from $611.1 million at October 31, 2010. On January 12, 2011, Cooper refinanced its existing syndicated Senior Unsecured Revolving Line of Credit with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and an amortizing term loan facility in an original principal amount of $250.0 million, each of which, unless terminated earlier, mature on January 12, 2016. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $250.0 million.

In February 2011, we redeemed all $339.0 million aggregate principal amount outstanding of the Senior Notes issued on January 31, 2007, in accordance with the terms of the Indenture among the Company, the guarantors party thereto and HSBC Bank USA, National Association, as trustee, pursuant to which the Senior Notes were issued. In accordance with the Indenture, the redemption price for the Notes was 103.563% of their principal amount plus accrued and unpaid interest to February 15, 2011, the redemption date. In our fiscal second quarter of 2011, we recorded a $16.5 million loss on the repurchase that includes the write-off of about $4.4 million of unamortized costs and the redemption premium of $12.1 million related to the Senior Notes on our Consolidated Statement of Income. The Company paid the aggregate purchase price from borrowings under the new Credit Agreement, including $250.0 million from the term loan facility. See Note 4 to the consolidated financial statements for further information about the Company’s debt.

October 31, (In millions)	2011	2010
Short-term debt	$52.9	$19.1
Long-term debt	327.5	592.0

Total	$380.4	$611.1

At October 31, 2011, the scheduled maturities of the Company’s fixed and variable rate long-term debt obligations, their weighted average interest rates and their estimated fair values were as follows:

Expected Maturity Date Fiscal Year ($ in millions)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	$—	$—	$—	$—	$0.2	$0.2	$0.2
Average interest rate	—	—	—	—	—	6.0%
Variable interest rate	$12.5	$12.5	$21.9	$25.0	$267.8	$—	$339.7	$339.7
Average interest rate	1.6%	1.6%	1.6%	1.6%	1.6%

As the table incorporates only those exposures that existed as of October 31, 2011, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As of October 31, 2011, the Company has interest rate swaps outstanding that are designed to fix the borrowing costs related to $200.0 million of the outstanding balance on the Company’s amortizing term loan under the Credit Agreement. If interest rates were to increase or decrease by 1% or 100 basis points, annual interest expense would increase or decrease by about $1.4 million.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Cooper Companies, Inc.:

We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 31, 2011. We also have audited the Company’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, The Cooper Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

San Francisco, California

December 16, 2011

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In thousands, except per share amounts)	2011	2010	2009
Net sales	$1,330,835	$1,158,517	$1,080,421
Cost of sales	526,031	481,794	483,927

Gross profit	804,804	676,723	596,494
Selling, general and administrative expense	513,138	433,057	391,593
Research and development expense	43,581	35,274	33,298
Restructuring costs	0	424	3,887
Amortization of intangibles	20,529	18,056	17,860

Operating income	227,556	189,912	149,856
Interest expense	17,342	36,668	44,143
(Loss) gain on extinguishment of debt	(16,487)	0	1,823
Litigation settlement charges	0	27,750	0
Other (loss) income, net	(963)	(1,068)	7,292

Income before income taxes	192,764	124,426	114,828
Provision for income taxes	17,334	11,623	14,280

Net income	$175,430	$112,803	$100,548

Basic earnings per share	$3.74	$2.48	$2.23

Diluted earnings per share	$3.63	$2.43	$2.21

Number of shares used to compute earnings per share:
Basic	46,904	45,530	45,173

Diluted	48,309	46,505	45,478

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, (In thousands)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,175	$3,573
Trade accounts receivable, net of allowance for doubtful accounts of $4,826 and $4,238 at October 31, 2011 and 2010, respectively	214,779	197,490
Inventories	253,584	227,902
Deferred tax assets	33,684	28,828
Prepaid expense and other current assets	33,125	33,547

Total current assets	540,347	491,340

Property, plant and equipment, at cost	955,980	919,268
Less: accumulated depreciation and amortization	346,775	325,381

	609,205	593,887

Goodwill	1,276,567	1,261,976
Other intangibles, net	128,341	114,177
Deferred tax assets	21,828	23,072
Other assets	48,230	40,566

	$2,624,518	$2,525,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$52,979	$19,159
Accounts payable	61,755	51,792
Employee compensation and benefits	48,790	44,821
Accrued income taxes	2,828	4,494
Other current liabilities	100,854	79,254

Total current liabilities	267,206	199,520

Long-term debt	327,453	591,977
Deferred tax liabilities	20,127	20,202
Accrued pension liability and other	72,244	46,543

Total liabilities	687,030	858,242

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized:
1,000; zero shares issued or outstanding	0	0
Common stock, 10 cents par value, shares authorized:
70,000; issued 48,015 and 46,140 at October 31, 2011 and 2010, respectively	4,802	4,614
Additional paid-in capital	1,180,250	1,083,779
Accumulated other comprehensive loss	(18,110)	(17,334)
Retained earnings	773,136	600,522
Treasury stock at cost: 169 and 313 shares at October 31, 2011 and 2010, respectively	(2,590)	(4,805)

Stockholders’ equity	1,937,488	1,666,776

	$2,624,518	$2,525,018

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended October 31, (In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$175,430	$112,803	$100,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	98,149	94,001	92,602
Accrued litigation settlement	10,000	0	0
Share-based compensation expense	13,876	9,638	12,037
In-process research and development expense	0	0	3,035
Loss on disposal of property, plant and equipment	12,068	7,840	10,934
Loss (gain) on extinguishment of debt	16,487	0	(1,823)
Deferred income taxes	(4,420)	(1,755)	7,292
Provision for doubtful accounts	527	(833)	1,306
Change in assets and liabilities:
Accounts receivable	(2,684)	(24,789)	(13,090)
Inventories	(17,205)	34,978	22,601
Other assets	196	16,078	20,211
Accounts payable	5,185	8,644	(13,517)
Accrued liabilities	19,315	2,474	(18,302)
Accrued income taxes	(3,541)	468	(2,657)
Other long-term liabilities	12,898	8,116	1,951

Cash provided by operating activities	336,281	267,663	223,128

Cash flows from investing activities:
Purchases of property, plant and equipment	(103,665)	(73,757)	(93,906)
Acquisitions of businesses, net of cash acquired	(58,010)	(32,847)	(4,731)

Cash used in investing activities	(161,675)	(106,604)	(98,637)

Cash flows from financing activities:
Proceeds from long-term debt	1,416,523	564,114	736,467
Repayments and repurchase of long-term debt	(1,680,625)	(736,560)	(821,785)
Long-term debt acquisition costs	(9,617)	0	0
Capital lease repayment	0	(10,000)	0
Proceeds (repayments) under short-term agreements	21,319	12,108	(35,960)
Excess tax benefit from share-based compensation arrangements	2,895	407	135
Issuance of common stock for stock plans	82,035	11,096	1,116
Dividends on common stock	(2,816)	(2,732)	(2,712)
Payment of contingent consideration	(2,587)	0	0

Cash used in financing activities	(172,873)	(161,567)	(122,739)

Effect of exchange rate changes on cash and cash equivalents	(131)	149	236

Net increase (decrease) in cash and cash equivalents	1,602	(359)	1,988
Cash and cash equivalents at beginning of year	3,573	3,932	1,944

Cash and cash equivalents at end of year	$5,175	$3,573	$3,932

Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$25,629	$36,658	$42,999

Income taxes	$12,207	$8,603	$6,359

Litigation settlement charge	$750	$27,000	$0

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at October 31, 2008	45,129	$4,513	353	$35	$1,050,572	$(25,240)	$392,615	$(5,419)	$1,417,076
Net income	0	0	0	0	0	0	100,548	0	100,548
Other comprehensive income (loss):
Foreign currency translation adjustment	0	0	0	0	0	22,760	0	0	22,760
Change in value of derivative instruments, net of tax benefit $108	0	0	0	0	0	(2,725)	0	0	(2,725)
Additional minimum pension liability, net of tax ($4,932)	0	0	0	0	0	(7,715)	0	0	(7,715)

Comprehensive income									112,868
Issuance of common stock for stock plans	115	12	(25)	(3)	723	0	0	384	1,116
Tax benefit from exercise of stock options	0	0	0	0	(43)	0	0	0	(43)
Dividends on common stock	0	0	0	0	0	0	(2,712)	0	(2,712)
Share-based compensation expense	0	0	0	0	12,037	0	0	0	12,037

Balance at October 31, 2009	45,244	$4,525	328	$32	$1,063,289	$(12,920)	$490,451	$(5,035)	$1,540,342
Net income	0	0	0	0	0	0	112,803		112,803
Other comprehensive income (loss):
Foreign currency translation adjustment	0	0	0	0	0	(14,396)	0	0	(14,396)
Change in value of derivative instruments, net of tax ($3,566)	0	0	0	0	0	9,640	0	0	9,640
Additional minimum pension liability, net of tax benefit $495	0	0	0	0	0	342	0	0	342

Comprehensive income									108,389
Issuance of common stock for stock plans	583	58	(15)	(1)	10,809	0	0	230	11,096
Tax benefit from exercise of stock options	0	0	0	0	43	0	0	0	43
Dividends on common stock	0	0	0	0	0	0	(2,732)	0	(2,732)
Share-based compensation expense	0	0	0	0	9,638	0	0	0	9,638

Balance at October 31, 2010	45,827	$4,583	313	$31	$1,083,779	$(17,334)	$600,522	$(4,805)	$1,666,776
Net income	0	0	0	0	0	0	175,430	0	175,430
Other comprehensive income (loss):
Foreign currency translation adjustment	0	0	0	0	0	5,817	0	0	5,817
Change in value of derivative instruments, net of tax benefit $1,307	0	0	0	0	0	(3,798)	0	0	(3,798)
Additional minimum pension liability, net of tax ($1,806)	0	0	0	0	0	(2,804)	0	0	(2,804)
Unrealized gain on marketable securities, net of tax	0	0	0	0	0	9	0	0	9

Comprehensive income									174,654
Issuance of common stock for stock plans	2,019	202	(144)	(14)	79,632	0	0	2,215	82,035
Tax benefit from exercise of stock options	0	0	0	0	0	0	0	0	0
Dividends on common stock	0	0	0	0	0	0	(2,816)	0	(2,816)
Share-based compensation expense	0	0	0	0	13,876	0	0	0	13,876
Tax provision deferred tax assets adjustment	0	0	0	0	2,963	0	0	0	2,963

Balance at October 31, 2011	47,846	$4,785	169	$17	$1,180,250	$(18,110)	$773,136	$(2,590)	$1,937,488

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

General

The Cooper Companies, Inc. (Cooper or the Company) is a global medical device company publicly traded on the NYSE Euronext (NYSE:COO). Cooper is dedicated to serving the needs of the healthcare professional, improving the quality of life for its employees and customers and providing competitive products. Cooper operates through two business units, CooperVision and CooperSurgical.

•

CooperVision produces a broad range of monthly, two-week and single-use contact lenses, featuring advanced materials and optics. CooperVision brings a commitment to solving the toughest vision challenges such as astigmatism, presbyopia and ocular dryness; with a broad collection of spherical, toric and multifocal contact lenses.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women regardless of the clinical setting.

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

•

Revenue recognition – We recognize product net sales, net of discounts, returns, and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller’s price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs when title and risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. The Company records taxes collected from customers on a net basis, as these taxes are not included in net sales.

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

In the application of the income approach, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. Discount rates are based on a weighted average cost of capital, which represents the average rate a business must pay its providers of debt and equity capital. We used discount rates that are the representative weighted average cost of capital for each of our reporting units, with consideration given to the current condition of the global economy. The discount rates used in the current year are about 100 basis points lower than those used in our analysis for fiscal year 2010 reflecting the current condition of the United States and global economy. The Company determines net sales forecasts based on our best estimate of near-term net sales expectations and long-term projections which include review of published independent industry analyst reports. As a sensitivity analysis, a 100 basis point reduction in the assumed net sales growth beginning in fiscal 2011 and extending through the valuation period

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

would decrease the excess amount of the estimated fair value of each reporting unit over the carrying value but would not cause a change in the results of our impairment testing that indicated that we had no impairment of goodwill.

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

•

Business combinations – We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. Based on the FASB revision to the accounting standard for business combinations, we recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree generally at the acquisition date fair values as defined by accounting standards related to fair value measurements. As of the acquisition date, goodwill is measured as the excess of consideration given, generally measured at fair value, and the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are expensed as incurred.

During the fiscal third quarter of 2011, we recorded an out-of-period adjustment related to CooperVision’s acquisition of certain assets of Asahikasei Aime Co., Ltd. (Aime), reported in our fiscal first quarter of 2011, to reduce the amount of recorded goodwill and reverse the $6.1 million gain on settlement of preexisting relationship. The Company determined that it incorrectly applied the guidance in ASC 805, Business Combinations, relating to the settlement of preexisting relationships due to our interpretation of specific language in the underlying contract. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of ASC 270-10-45-16, Accounting Changes in Interim Periods, and ASC 250, Accounting Changes and Error Corrections, that incorporates SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we do not believe that the effect of the out-of-period adjustment is material to our fiscal year 2011 financial results. We also do not believe that the out-of-period adjustment is material to any previously issued quarterly consolidated financial statements. Based on this assessment of materiality, the out-of-period adjustment was recorded in our consolidated financial statements for the fiscal third quarter of 2011. There is no impact on our fiscal year results as the error and its correction were both recorded in the fiscal year ended October 31, 2011.

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

Regarding accounting for uncertainty in income taxes, we recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. We measure the income tax benefits from the tax positions that are recognized, assess the timing of the derecognition of previously recognized tax benefits and classify and disclose the liabilities within the consolidated financial statements for any unrecognized tax benefits based on the guidance in the interpretation of ASC 740, Accounting for Income Taxes. The interpretation also provides guidance on how the interest and penalties related to tax positions may be recorded and classified within our Consolidated Statement of Income and presented in the Consolidated Balance Sheet. We classify interest and penalties related to uncertain tax positions as additional income tax expense.

•

Share-Based Compensation – The Company grants various share-based compensation awards, including stock options, performance unit shares, restricted stock and restricted stock units. Under fair value recognition provisions, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper’s stock price volatility, employee exercise behaviors and related employee forfeiture rates.

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

New Accounting Pronouncements

On November 1, 2010, the Company adopted portions of the Accounting Standards Update (ASU) 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (ASC) 820, Fair Value Measurements. This ASU added new requirements for disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2 and 3 fair value measurements. The requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis will be effective for the Company for the fiscal year beginning on November 1, 2011. As this guidance only requires enhanced disclosures, as applicable, its adoption did not have a material impact on our consolidated financial statements.

In December 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-29, Business Combinations: Disclosure of Supplementary Proforma Information for Business Combinations, which amends ASC 805, Business Combinations. The amendments in this ASU affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental proforma disclosures to include a description of the nature and amount of material, nonrecurring proforma adjustments directly attributable to the business combination included in the reported proforma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2010-29, which is effective for the Company for the fiscal year beginning on November 1, 2011, will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amends ASC 350, Intangibles – Goodwill and Other. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

than not reduce the fair value of a reporting unit below its carrying amount. The Company does not anticipate the adoption of ASU 2010-28, which is effective for the Company on November 1, 2011, will have a material impact on our consolidated financial statements. Early adoption is not permitted.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The amendments (1) clarify the Boards’ intent regarding the application of existing fair value measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle and (3) add disclosure requirements concerning the measurement uncertainty of level 3 measurements. The Boards concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company is currently evaluating the potential impact of ASU 2011-04, which is effective for the Company on November 1, 2012, on our consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in ASC 350, Intangibles-Goodwill and Other. The ASU defines the more-likely-than-not threshold as having a likelihood of more than 50%. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of this ASU, which is effective for the Company for the fiscal year beginning on November 1, 2012, will have an impact on our consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Consolidation

The financial statements in this report include the accounts of all of Cooper’s consolidated entities. All significant intercompany transactions and balances are eliminated in consolidation.

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into U.S. dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from the translation of financial statements in foreign currencies into U.S. dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location’s functional currency in net income for each period. We recorded in other income net foreign exchange losses of $1.0 million for fiscal 2011 and $1.2 million for fiscal 2010, and a net foreign exchange gain of $7.0 million for fiscal 2009.

Financial Instruments

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

The Company provides optometric practices with in-office lenses used in marketing programs to facilitate efficient and convenient fitting of contact lenses by practitioners. Such lens fitting sets generally consist of a physical binder or rack to store contact lenses and an array of lenses. We record the costs associated with the original fitting set to other long-term assets on our Consolidated Balance

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Sheet. We amortize such costs over their estimated useful lives to selling, general and administrative expense on our Consolidated Statements of Income. We also expense the cost for lenses provided to practitioners as replenishment for fitting sets in the period shipped to selling, general and administrative expense on our Consolidated Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents include short-term income producing investments with maturity dates of three months or less. These investments are readily convertible to cash and are carried at cost, which approximates market value.

Inventories

October 31, (In thousands)	2011	2010
Raw materials	$62,832	$47,411
Work-in-process	15,440	8,937
Finished goods	175,312	171,554

	$253,584	$227,902

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost on a first-in, first-out basis.

Property, Plant and Equipment

October 31, (In thousands)	2011	2010
Land and improvements	$6,614	$6,555
Buildings and improvements	160,765	145,117
Machinery and equipment	671,661	602,330
Construction in progress	116,940	165,266
Less: Accumulated depreciation	346,775	325,381

	$609,205	$593,887

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

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. We had no impairments of property, plant and equipment for the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

years ended October 31, 2011 and 2010. We had capitalized interest included in construction in progress of $8.7 million and $14.6 million for the years ended October 31, 2011 and 2010, respectively.

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

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. At October 31, 2011 and 2010, the number of shares in treasury was 168,885 and 313,285, respectively. No shares were purchased during the years ended October 31, 2011 and 2010.

Note 2. Restructuring Costs

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

In fiscal 2011, $1.9 million, including $0.8 million of employee benefit costs and $1.1 million of costs associated with assets, primarily non-cash, were reported in cost of sales. In fiscal 2010, $16.1 million, including $3.3 million of employee benefit costs and $12.8 million of costs associated with assets,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

primarily non-cash, were reported as $16.0 million in cost of sales and $0.1 million in restructuring costs. In fiscal 2009, $5.1 million including $3.6 million of employee benefit costs and $1.5 million of non-cash costs associated with assets were reported as $5.0 million in cost of sales and $0.1 million in restructuring costs.

(In millions)	Balance at Beginning of Period	Additions Charged to Costs of Sales and Restructuring Costs	Payments and Adjustments	Balance at End of Period
Year Ended October 31, 2009
Other current liabilities	$0	$3.6	$0.6	$3.0
Accelerated depreciation and other	0	1.5	1.2	0.3

	$0	$5.1	$1.8	$3.3

Year Ended October 31, 2010
Other current liabilities	$3.0	$4.4	$4.9	$2.5
Accelerated depreciation and other	0.3	11.7	10.2	1.8

	$3.3	$16.1	$15.1	$4.3

Year Ended October 31, 2011
Other current liabilities	$2.5	$0.9	$3.3	$0.1
Accelerated depreciation and other	1.8	1.0	1.9	0.9

	$4.3	$1.9	$5.2	$1.0

The Company may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.

Note 3. Intangible Assets

(In thousands)	CooperVision	CooperSurgical	Total
Goodwill:
Balance as of October 31, 2009	$1,049,270	$207,759	$1,257,029
Net additions during the year ended October 31, 2010	0	10,102	10,102
Translation	(4,998)	(157)	(5,155)

Balance as of October 31, 2010	$1,044,272	$217,704	$1,261,976
Net additions during the year ended October 31, 2011	952	12,272	13,224
Translation	1,363	4	1,367

Balance as of October 31, 2011	$1,046,587	$229,980	$1,276,567

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Of the October 31, 2011 goodwill balance, $79.7 million is expected to be deductible for tax purposes.

	As of October 31, 2011		As of October 31, 2010		Weighted Average Amortization Period
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
					(In years)
Other intangible assets:
Trademarks	$3,204	$1,431	$3,022	$1,195	12
Technology	109,896	62,525	105,527	52,954	11
Shelf space and market share	110,296	47,861	88,803	37,953	12
License and distribution rights and other	23,782	7,020	15,701	6,774	16

	247,178	$118,837	213,053	$98,876	12

Less accumulated amortization and translation	118,837		98,876

Other intangible assets, net	$128,341		$114,177

We estimate that amortization expense will average $20.6 million per year in the three-year period ending October 31, 2014, and average $11.6 million in the two succeeding years ending October 31, 2016.

Note 4. Debt

October 31, (In thousands)	2011	2010
Short-term:
Overdraft and other credit facilities	$40,479	$19,159
Current portion of long-term debt	12,500	0

	$52,979	$19,159

Long-term:
Credit agreements	$327,225	$252,750
Senior notes	0	339,000
Other	228	227

	$327,453	$591,977

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Annual maturities of long-term debt as of October 31, 2011, are as follows:

Year (In thousands)
2012	$12,500
2013	$12,500
2014	$21,875
2015	$25,000
2016	$267,850
Thereafter	$228

Credit Agreement

On January 12, 2011, Cooper refinanced its existing syndicated Senior Unsecured Revolving Line of Credit (Revolver) with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and an amortizing term loan facility in an original principal amount of $250.0 million, each of which, unless terminated earlier, mature on January 12, 2016. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $250.0 million. KeyBank led the refinancing with certain banks that participated in the Revolver retaining or increasing their participation in the Credit Agreement.

Amounts outstanding under the new Credit Agreement bear interest, at the Company’s option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank’s prime rate, (b) one-half of one percent in excess of the federal funds effective rate and (c) one percent in excess of the adjusted LIBOR rate for a one-month interest period on such day, or the LIBOR or adjusted foreign currency rate, plus, in each case, an applicable margin in respect of base rate loans and in respect of LIBOR or adjusted foreign currency rate loans. The applicable margins are determined quarterly based upon the Company’s ratio of consolidated funded indebtedness to consolidated proforma EBITDA, as defined in the Credit Agreement. At October 31, 2011, the weighted average interest rate on the outstanding balances was 1.6%.

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

At October 31, 2011, the Company’s Interest Coverage Ratio was 21.42 to 1.00 and the Total Leverage Ratio was 1.03 to 1.00.

The Company wrote off about $0.3 million of debt issuance costs in interest expense as a result of extinguishing the Revolver. The remaining $0.5 million of existing debt issuance costs and the $9.5 million of costs incurred to refinance the Credit Agreement are carried in other assets and amortized to interest expense over the life of the Credit Agreement.

At October 31, 2011, we had $650.7 million available under the Credit Agreement.

Senior Notes

On January 31, 2007, the Company issued $350.0 million aggregate principal amount of 7.125% Senior Notes (the Notes) due February 15, 2015, of which none were outstanding at the end of fiscal 2011. The Notes paid interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

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

European Credit Facility

The Company maintains a European credit facility with Citibank in the form of a continuing and unconditional guaranty. The aggregate facility limit was $35.9 million and $33.0 million at October 31, 2011 and 2010, respectively. The Company will pay to Citibank all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

debit balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered under the guaranty. At October 31, 2011, $15.7 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 2.9%.

In addition to this European credit facility, the Company has available a non-guaranteed Euro-denominated Italian overdraft facility. The Facility limit was $0.8 million and $3.6 million at October 31, 2011 and 2010, respectively. At October 31, 2011, about $50 thousand of this facility was utilized.

Asian Pacific Credit Facilities

The Company maintained Yen-denominated and dollar-dominated credit facilities in Japan supported by continuing and unconditional guarantees. The aggregate facility limit was $40.6 million and $27.4 million at October 31, 2011 and 2010, respectively. The Company will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the base rate, TIBOR or Euroyen plus a fixed spread. At October 31, 2011, $23.4 million of the combined facilities was utilized. The weighted average interest rate on the outstanding balances was 0.8%.

The Company maintains credit facilities for certain of our Asia Pacific subsidiaries with JP Morgan. Each facility is supported by a continuing and unconditional guaranty. The aggregate facility limit was $7.6 million and $5.0 million at October 31, 2011 and 2010, respectively. The Company will pay all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under each guaranty. At October 31, 2011, $0.7 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 6.0%.

Letters of Credit

The Company maintains letters of credit throughout the world with various financial institutions that primarily serve as guarantee notes on debt obligations. The aggregate outstanding amount of letters of credit at October 31, 2011 was $2.8 million.

Note 5. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal year 2011 was 9%. Our results include the fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal year 2010 was 9.3%. The ETR is less than the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates reflecting the shift in the geographic mix of income during recent periods with income earned in foreign jurisdictions increasing as compared to income earned in the United States. As a result, the ratio of domestic income to worldwide income primarily within CooperVision has decreased over recent fiscal periods. A reduction in the ratio of domestic income to worldwide income effectively lowers the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

the Company operates are significantly lower than the statutory rate in the United States. The completion of the Company’s restructuring plan to close a CooperVision manufacturing facility, located in Norfolk, Virginia, with the manufacturing demand subsequently absorbed by our plants in the United Kingdom and Puerto Rico contributed to this change in the geographic mix of income. As a result of this restructuring, substantially all of CooperVision’s contact lens products are manufactured outside of the United States.

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

The components of income from continuing operations before income taxes and the income tax provision related to income from all operations in our Consolidated Statements of Income consist of:

Years Ended October 31, (In thousands)	2011	2010	2009
Income (loss) before income taxes:
United States	$5,449	$(613)	$24,335
Foreign	187,315	125,039	90,493

	$192,764	$124,426	$114,828

Income tax provision	$17,334	$11,623	$14,280

The income tax provision related to income from continuing operations in our Consolidated Statements of Income consists of:

Years Ended October 31, (In thousands)	2011	2010	2009
Current:
Federal	$11,448	$3,963	$(492)
State	606	1,602	2,156
Foreign	9,700	7,813	5,324

	21,754	13,378	6,988

Deferred:
Federal	(1,859)	(1,731)	6,806
State	(270)	(1,287)	(680)
Foreign	(2,291)	1,263	1,166

	(4,420)	(1,755)	7,292

Income tax provision	$17,334	$11,623	$14,280

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

Years Ended October 31, (In thousands)	2011	2010	2009
Computed expected provision for taxes	$67,468	$43,549	$40,190
(Decrease) increase in taxes resulting from:
Income earned outside the United States subject to different tax rates	(56,877)	(33,912)	(28,186)
State taxes, net of federal income tax benefit	218	206	1,676
Research and development credit	(1,183)	(525)	0
Nontaxable gain from reversal of preacquisition contingency	0	0	(836)
Incentive stock option compensation	(119)	(50)	(65)
Tax accrual adjustment	7,167	2,640	1,752
Other, net	660	(285)	(251)

Actual provision for income taxes	$17,334	$11,623	$14,280

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

October 31, (In thousands)	2011	2010
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$1,017	$1,019
Inventories	4,325	4,199
Litigation settlements	183	99
Accrued liabilities, reserves and compensation accruals	31,856	26,124
Restricted stock	19,341	17,370
Net operating loss carryforwards	8,159	8,496
Plant and equipment	2,778	2,520
Research and experimental expenses – Section 59(e)	8,311	9,808
Tax credit carryforwards	7,629	6,284

Total gross deferred tax assets	83,599	75,919
Less valuation allowance	0	0

Deferred tax assets	83,599	75,919

Deferred tax liabilities:
Tax deductible goodwill	(16,804)	(14,734)
Transaction cost	(1,144)	(1,144)
Foreign deferred tax liabilities	(11,005)	(13,352)
Other intangible assets	(15,610)	(15,165)
Bonus adjustments under new accounting method	(3,901)	0

Total gross deferred tax liabilities	(48,464)	(44,395)

Net deferred tax assets	$35,135	$31,524

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Current deferred tax liabilities of $0.3 million at October 31, 2011, and $0.2 million at October 31, 2010, are included in other accrued liabilities on the balance sheet.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company has not provided for federal income tax on approximately $880.2 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely.

At October 31, 2011, the Company had federal net operating loss carryforwards of $15.8 million and state net operating loss carryforwards of $34.6 million. The Company also had federal net operating loss carryforwards of $30.6 million related to share option exercises as of October 31, 2011. A tax benefit and a credit to additional paid-in capital for the excess deduction would not be recognized until such deduction reduces taxes payable. Additionally, the Company had $5.7 million of federal alternative minimum tax credits, $1.7 million of federal research credits and $0.2 million of California research credits. The federal net operating loss and federal research credits carryforwards expire on various dates between 2025 through 2031, and the federal alternative minimum tax credits carry forward indefinitely. The state net operating loss carryforwards expire on various dates between 2019 through 2021 and the California research credits carry forward indefinitely. The net operating loss and other tax credits may be subject to certain limitations upon utilization under Section 382 of the Internal Revenue Code.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The aggregated changes in the balance of gross unrecognized tax benefits were as follows:

(In millions)
Balance at November 1, 2009	$15.9
Increase from prior year’s UTB’s	0
Increase from current year’s UTB’s	5.2
UTB (decreases) from tax authorities’ settlements	0
UTB (decreases) from expiration of statute of limitations	(1.4)
Increase of unrecorded UTB’s	0

Balance at October 31, 2010	19.7
Increase from prior year’s UTB’s	0
Increase from current year’s UTB’s	8.9
UTB (decreases) from tax authorities’ settlements	0
UTB (decreases) from expiration of statute of limitations	(1.2)
Increase of unrecorded UTB’s	0

Balance at October 31, 2011	$27.4

As of October 31, 2011, the Company had $27.3 million of unrecognized tax benefits, including $1.6 million of related accrued interest and penalties that, if recognized, would affect our effective tax rate. It is the Company’s policy to recognize interest and penalties directly related to incomes taxes as additional income tax expense.

Included in the balance of unrecognized tax benefits at October 31, 2011 is $9.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and comprises of transfer pricing and other items.

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

As of October 31, 2011, the tax years for which the Company remains subject to United States Federal income tax assessment upon examination are 2005 through 2010. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2006 through 2010.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 6. Earnings Per Share

Years Ended October 31, (In thousands, except per share amounts)	2011	2010	2009
Net income	$175,430	$112,803	$100,548

Basic:
Weighted average common shares	46,904	45,530	45,173

Basic earnings per common share	$3.74	$2.48	$2.23

Diluted:
Weighted average common shares	46,904	45,530	45,173
Effect of dilutive stock options	1,405	975	305

Diluted weighted average common shares	48,309	46,505	45,478

Diluted earnings per share	$3.63	$2.43	$2.21

The following table sets forth stock options to purchase Cooper’s common stock that are not included in the diluted net income per share calculation because to do so would be anti-dilutive for the periods presented:

Years Ended October 31, (In thousands, except exercise prices)	2011	2010	2009
Number of stock option shares excluded	631	3,443	4,383

Range of exercise prices	$68.66 - $80.51	$41.44 - $80.51	$24.40 - $80.51

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 7. Stockholders’ Equity

Analysis of changes in accumulated other comprehensive income (loss):

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2008	$(16,722)	$0	$(5,942)	$(2,576)	$(25,240)
Gross change in value for the period	22,760	0	(32,462)	(12,647)	(22,349)
Reclassification adjustments for losses realized in income	0	0	29,629	0	29,629
Tax effect for the period	0	0	108	4,932	5,040

Balance at October 31, 2009	$6,038	$0	$(8,667)	$(10,291)	$(12,920)

Gross change in value for the period	(14,396)	0	114	838	(13,444)
Reclassification adjustments for losses realized in income	0	0	13,091	0	13,091
Tax effect for the period	0	0	(3,566)	(495)	(4,061)

Balance at October 31, 2010	$(8,358)	$0	$972	$(9,948)	$(17,334)

Gross change in value for the period	5,817	9	(6,227)	(4,610)	(5,011)
Reclassification adjustments for losses realized in income	0	0	1,122	0	1,122
Tax effect for the period	0	0	1,307	1,806	3,113

Balance at October 31, 2011	$(2,541)	$9	$(2,826)	$(12,752)	$(18,110)

Cash Dividends

In fiscal 2011 and 2010, we paid semiannual dividends of 3 cents per share: an aggregate of approximately $1.4 million or 3 cents per share on February 7, 2011, to stockholders of record on January 19, 2011; $1.4 million or 3 cents per share on August 5, 2011, to stockholders of record on July 25, 2011; $1.4 million on August 5, 2010, to stockholders of record on July 20, 2010; and $1.3 million on February 5, 2010, to stockholders of record on January 19, 2010.

Stockholders’ Rights Plan

Under our stockholders’ rights plan, each outstanding share of our common stock carries one-half of one preferred share purchase right (Right). The Rights will become exercisable only under certain circumstances involving acquisition of beneficial ownership of 20% or more of our common stock by a person or group (Acquiring Person) without the prior consent of Cooper’s Board of Directors. If a person or group becomes an Acquiring Person, each Right would then entitle the holder (other than an Acquiring Person) to purchase, for the then purchase price of the Right (currently $450, subject to adjustment), shares of Cooper’s common stock, or shares of common stock of any person into which we are thereafter merged or to which 50% or more of our assets or earning power is sold, with a market value of twice the purchase price. The Rights will expire in October 2017 unless earlier exercised or redeemed. The Board of Directors may redeem the Rights for $.01 per Right prior to any person or group becoming an Acquiring Person.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 8. Stock Plans

At October 31, 2011, Cooper had the following stock-based compensation plans:

2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan)

In March 2006, the Company received stockholder approval of the 2006 Directors Plan, and in March 2007, October 2007, October 2008 and December 2008, the Board of Directors amended the 2006 Directors Plan. The Company received stockholder approval of an amendment and restatement of the 2006 Directors Plan in March 2009 and the Board of Directors amended the Amended and Restated 2006 Directors Plan in October 2009 and October 2010. The Company received stockholder approval of a further amendment and restatement of the 2006 Directors Plan in March 2011 and the Board of Directors amended the Second Amended and Restated 2006 Directors Plan in October 2011.

The Second Amended and Restated 2006 Directors Plan, as amended, authorizes either Cooper’s Board of Directors or a designated committee thereof composed of two or more Non-Employee Directors to grant to Non-Employee Directors during the period ending March 21, 2019, equity awards for up to 950,000 shares of common stock, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

As amended, the Second Amended and Restated 2006 Directors Plan provides for annual grants of stock options and restricted stock to Non-Employee Directors on November 1 and November 15, respectively, of each fiscal year. Specifically, each Non-Employee Director may be awarded the right to purchase 2,000 restricted shares (2,200 shares in the case of the Chairman of the Board) of the Company’s common stock for $0.10 per share on each November 15. The restrictions on the restricted stock will lapse on the first anniversary of the date of grant. Each Non-Employee Director may also be awarded 6,500 options (7,150 options in the case of the Lead Director and/or the Chairman of the Board) to purchase common stock on each November 1. These options vest on the first anniversary of the date of grant. Options expire no more than 10 years after the grant date. In December 2008, the 2006 Directors’ Plan was also amended to allow discretionary granting of stock options and/or restricted stock with similar terms to the annual grant other than the specific share requirements. As of October 31, 2011, 355,566 shares remained available under the 2006 Directors’ Plan for future grants.

2007 Long-Term Incentive Plan (2007 LTIP)

In March 2007, the Company received stockholder approval of the 2007 LTIP and in October 2007, the Board of Directors amended the 2007 LTIP. In March 2009, the Company received stockholder approval of an amendment and restatement of the 2007 LTIP and in March 2011, the Company received stockholder approval of a further amendment and restatement of the 2007 LTIP.

The Second Amended and Restated 2007 LTIP is designed to increase Cooper’s stockholder value by attracting, retaining and motivating key employees and consultants who directly influence our profitability. The Second Amended and Restated 2007 LTIP authorizes either Cooper’s Board of Directors, or a designated committee thereof composed of two or more Non-Employee Directors, to grant to eligible individuals during the period ending December 31, 2017, specified equity awards including stock option, restricted stock units and performance share awards subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

During fiscal 2011, the Company granted stock options, restricted stock units (RSUs) and performance share awards to employees under the Amended and Restated 2007 LTIP. Equity awards are granted at 100% of fair market value on the date of grant and expire no more than 10 years after the grant date. Stock options may become exercisable based on our common stock achieving certain price targets, specified time periods elapsing or other criteria designated by the Board or its authorized committee at their discretion. RSUs are nontransferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a four-year period. Performance share awards are nontransferable awards entitling the recipient to receive a variable number of shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. Legal ownership of the shares is not transferred to the recipient until the award vests, and the number of shares distributed is dependent upon the achievement of certain performance targets over a specified period of time. As of October 31, 2011, 2,298,692 shares remained available under the Amended and Restated 2007 LTIP for future grants. The amount of available shares includes shares which may be distributed under performance share awards.

Share-Based Compensation

The compensation cost and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

October 31, (In millions)	2011	2010	2009
Selling, general and administrative expenses	$12.4	$8.6	$10.4
Cost of sales	0.8	0.6	1.0
Research and development expense	0.7	0.4	0.6
Capitalized in inventory	0.8	0.6	1.0

Total compensation	$14.7	$10.2	$13.0

Related income tax benefit	$4.4	$3.2	$4.2

Cash received from exercises under all share-based payment arrangements for the fiscal years ended October 31, 2011, 2010 and 2009 was approximately $82.0 million, $11.1 million and $1.1 million, respectively.

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

Years Ended October 31,	2011	2010	2009
Expected life	4.5 - 5.7 years	5.3 years	4.0 - 5.4 years
Expected volatility	40.2% - 41.3%	41.0%	33.6% - 40.1%
Risk-free interest rate	1.01% - 1.41%	2.26% - 2.43%	1.41% - 2.78%
Dividend yield	0.12%	0.21%	0.14%

The status of the Company’s stock option plans at October 31, 2011, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2010	5,514,178	$44.27
Granted	241,379	$54.81
Exercised	(1,938,844)	$43.28
Forfeited or expired	(304,271)	$63.09

Outstanding at October 31, 2011	3,512,442	$43.96	5.17

Vested and exercisable at October 31, 2011	2,601,415	$49.02	4.22	$55,520,367

The weighted-average fair value of each option granted during fiscal 2011, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $21.15. The weighted-average fair value of each option granted during fiscal 2010, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $14.44. For the 2006 Directors Plan, the weighted-average fair value of options granted for fiscal 2011 and 2010 were $18.96 and $11.32, respectively. The expected requisite service period for options granted to employees in fiscal 2011 was generally 48 months. The total intrinsic value of options exercised during the year ended October 31, 2011 was $53.1 million. The periodic adjustments of the forfeiture rate resulted in reductions in share-based compensation expense of $1.9 million in fiscal 2011 and $1.2 million in fiscal 2010. Directors’ options and restricted stock grants are expensed on the date of grant as the 2006 Directors Plan does not contain a substantive future requisite service period.

Stock awards outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 LTIP generally vest over three and one-half to five years based on market and service conditions and expire no later than either five or ten years after the grant date. Options granted under the 2006 Directors Plan generally vest in one year or upon achievement of a market condition and expire no later than ten years after the grant date. The Company generally recognizes compensation expense ratably over the vesting period. As of October 31, 2011, there was $7.2 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Restricted Stock Units

RSUs granted under the 2007 LTIP have been granted at prices which are either equal to or above the market value of the stock on the date of grant and generally vest over four years. The fair value of restricted stock units is estimated on the date of grant based on the market price of our common stock. The Company recognizes compensation expense ratably over the vesting period. As of October 31, 2011, there was $19.0 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.

The status of the Company’s non-vested RSUs at October 31, 2011, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2010	329,258	$32.37
Granted	356,259	$52.84
Vested and exercised	(95,871)	$33.26
Forfeited or expired	(14,088)	$38.03

Non-vested RSUs at October 31, 2011	575,558	$44.77

Performance Units

Performance units are granted to selected executives and other key employees with vesting contingent upon meeting future reported earnings per share goals over a defined performance cycle, usually three years. Performance units, if earned, may be paid in cash or shares of common stock. The performance shares actually earned will range from zero to 150% of the target number of performance shares for performance periods ending in fiscal 2011 through fiscal 2013. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed in the immediate subsequent fiscal period after the performance period. The fair value of performance unit awards is estimated on the date of grant based on the current market price of our common stock and the estimate of probability of award achievement. This estimate is reviewed each fiscal period and adjustments are recorded prospectively if it is determined that the estimate of probability of award achievement has changed.

The Company recognizes compensation expense ratably over the vesting period. As of October 31, 2011, there was $6.2 million of total unrecognized compensation cost related to non-vested performance units, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.

Performance units granted on February 10, 2009 vested on October 31, 2011 and met 150% of the target. Subject to the provisions of the plan, the Company expects to award 80,850 shares of common stock in the fiscal first quarter of 2012. The Company also granted performance unit awards on December 12, 2009 and December 13, 2010 with specific performance goals for each period ending on October 31, 2012 and October 31, 2013, respectively.

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

The following table sets forth the Plan’s benefit obligations and fair value of the Plan assets at October 31, 2011, and the funded status of the Plan and net periodic pension costs for each of the years in the three-year period ended October 31, 2011.

Retirement Income Plan

Years Ended October 31, (In thousands)	2011	2010	2009
Change in benefit obligation
Benefit obligation, beginning of year	$54,751	$47,658	$34,140
Service cost	4,749	3,969	3,574
Interest cost	2,973	2,670	2,736
Benefits paid	(1,440)	(1,228)	(1,069)
Curtailment (gain)	0	(594)	0
Actuarial loss	3,956	2,276	8,277

Benefit obligation, end of year	$64,989	$54,751	$47,658

Change in plan assets
Fair value of plan assets, beginning of year	$33,444	$26,399	$24,598
Actual return on plan assets	1,474	4,509	(1,783)
Employer contributions	5,620	3,764	4,653
Benefits paid	(1,440)	(1,228)	(1,069)

Fair value of plan assets, end of year	$39,098	$33,444	$26,399

Funded status at end of year	$(25,891)	$(21,307)	$(21,259)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Years Ended October 31, (In thousands)	2011	2010	2009
Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$0	$0	$0
Current liability	0	0	0
Noncurrent liabilities	(25,891)	(21,307)	(21,259)

Net amount recognized at year end	$(25,891)	$(21,307)	$(21,259)

Amounts recognized in accumulated other comprehensive income consist of:
Net transition obligation	$20	$41	$76
Prior service cost	77	102	155
Net loss	20,134	15,459	16,639

Accumulated other comprehensive income	$20,231	$15,602	$16,870

Information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$64,989	$54,751	$47,658
Accumulated benefit obligation	$57,388	$47,866	$40,749
Fair value of plan assets	$39,098	$33,444	$26,399
Reconciliation of Prepaid (Accrued) Pension Cost
Accrued pension cost at prior fiscal year end	$(5,706)	$(4,390)	$(5,320)
Net periodic benefit cost	5,574	5,080	3,191
Contributions made during the year	5,620	3,764	4,653
Adjustment due to change in measurement date	0	0	532

Accrued pension cost at fiscal year end	$(5,660)	$(5,706)	$(4,390)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:
Service cost	$4,748	$3,969	$3,063
Interest cost	2,973	2,670	2,346
Expected return on plan assets	(2,944)	(2,444)	(2,309)
Amortization of transitional (asset) or obligation	21	21	26
Amortization of prior service cost	24	24	30
Recognized actuarial loss	752	796	36
Curtailment loss	0	44	0

Net periodic pension cost	$5,574	$5,080	$3,192

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income

(In thousands)	2011	2010	2009
Net transition obligation	$0	$0	$0
Prior service cost	0	0	0
Net loss	5,426	211	12,754
Amortizations of net transition obligation	(21)	(21)	(30)
Amortizations of prior service cost	(24)	(24)	(35)
Amortizations of net gain	(752)	(797)	(42)
Reduction in net transition obligation due to curtailment	(0)	(14)	0
Reduction in prior service cost due to curtailment	(0)	(29)	0
Reduction in net loss due to curtailment	(0)	(594)	0

Total recognized in other comprehensive income	$4,629	$(1,268)	$12,647

Total recognized in net periodic benefit cost and other comprehensive income	$10,203	$3,812	$15,839

The estimated net loss, net transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1,125,888, $20,788 and $24,208, respectively.

Years Ended October 31,	2011	2010	2009
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	5.50%	5.75%	7.00%
Discount rate for determining benefit obligations at year end	4.75%	5.50%	5.75%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	8.50%	9.00%	9.00%
Expected rate of return on plan assets at year end	8.50%	8.50%	9.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2011	10/31/2010	10/31/2009

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used for the plan is based primarily on the yields of a universe of high quality corporate bonds or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction. If a discount rate of 5.50%, which is similar to prior fiscal year, had been used, the projected benefit obligation would have been $57.7 million, and the accumulated benefit obligation would have been $51.4 million.

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

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2011	2010	2009
Asset category
Cash and cash equivalents	2.1%	4.1%	9.0%
Corporate common stock	19.0%	21.3%	20.8%
Equity mutual funds	41.1%	37.9%	37.3%
Balanced mutual funds	0.0%	0.0%	9.3%
Real estate funds	5.6%	5.0%	1.7%
Bond mutual funds	32.2%	31.7%	21.9%

Total	100.0%	100.0%	100.0%

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

Fair Value Measurement of Plan Assets

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$811	$811	$0	$0
Corporate common stock	7,436	7,436	0	0
Equity mutual funds	16,057	16,057	0	0
Real estate funds	2,201	2,201	0	0
Bond mutual funds	12,593	12,593	0	0

Total	$39,098	$39,098	$0	$0

The Plan has an established process for determining the fair value of plan assets. Fair value is based upon quoted market prices, as Level 1 inputs, where available. For our investments in equity and bond

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

mutual funds, and real estate funds, fair value is based on observable, Level 1 inputs, as price quotes are available and the fair values of these funds were not impacted by liquidity restrictions or the fund status. Level 2 assets are those where price quotes are not readily available and the fair value would be determined based on other observable inputs. Level 3 assets are those where price quotes are not readily available and the fair value would be determined based on unobservable inputs.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Cash Flows

Contributions

The Company contributions to the pension plan were $5.6 million, $3.8 million and $4.7 million for fiscal 2011, 2010 and 2009, respectively. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company is expected to make contributions of about $5.2 million during fiscal 2012.

Estimated Future Benefit Payments

Years (In thousands)
2011 - 2012	$1,657
2012 - 2013	1,877
2013 - 2014	2,138
2014 - 2015	2,423
2015 - 2016	2,742
2016 - 2021	18,677

In October 2007, we adopted the funded status provision of ASC 715, Compensation – Retirement Benefits, which required that we recognize the overfunded or underfunded status of the Plan as an asset or liability on our October 31, 2007 Consolidated Balance Sheet. Subsequent changes in the funded status are recognized through comprehensive income in the year in which they occur. ASC 715 also requires that for fiscal 2009 and future years, our assumptions used to measure annual pension expenses be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. For fiscal years ending October 31, 2008 and prior, the Plan used an August 31 measurement date, and all plan assets and obligations were generally reported as of that date.

Cooper’s 401(k) Savings Plan

Cooper’s 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all full-time United States employees. Employees who participate in the 401(k) plan may elect to have from 1% to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper’s contributions on account of participating employees, net of forfeiture credits, were $2.4 million, $2.1 million and $2.2 million for the years ended October 31, 2011, 2010 and 2009, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 10. Financial Instruments

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

Exposures are reduced whenever possible by taking advantage of offsetting payable and receivable balances and netting net sales against expenses, also referred to as natural hedges. We may employ the use of foreign currency derivative instruments to manage a portion of the remaining foreign exchange risk. While we designate our exposures under derivative accounting on a gross basis, foreign currency derivatives may be used to protect against an exposure value resulting from forecasted non-functional currency denominated net sales and expenses. Our risk management objectives and the strategies for achieving those objectives depend on the type of exposure being hedged.

The Company is also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement varies. To mitigate this risk, we may hedge portions of our variable rate debt by swapping those portions to fixed rates.

We only enter into derivative financial instruments with institutions with which we have an International Swap Dealers Association (ISDA) agreement in place. Our derivative financial instruments do not contain credit risk related contingent features such as call features or requirements for posting collateral. Although the Company and its counterparties have some right of set-off, all foreign exchange derivatives are displayed gross in the fair value tabular disclosure and accounted for as such in our Consolidated Balance Sheet. We adjust our foreign exchange forward contracts and cross currency swaps for credit risk on a per derivative basis. However, when applicable, we record interest rate derivatives as net on our Consolidated Balance Sheet, in accordance with derivative accounting, but gross in the fair value tabular disclosure. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. For the years ending October 31, 2011 and 2010, all of our interest rate derivatives were in a liability position and, therefore, were not set-off in the Consolidated Balance Sheet. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

basis only. On an ongoing basis, the Company monitors counterparty credit ratings. We consider our credit non-performance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

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

To manage foreign currency exposure related to forecasted foreign currency denominated sales and purchases of product, the Company may enter into foreign currency forward contracts. Typical currencies traded are those which represent the largest risk for the Company, including but not limited to the British pound sterling, euro and Japanese yen. In fiscal 2011 and 2010, the Company did not enter into such forward contracts.

The effective portion of cash flow hedge contracts’ gains or losses resulting from changes in fair value of hedges is initially reported as a component of accumulated OCI in stockholders’ equity until the underlying hedged item is reflected in our Consolidated Statements of Income, at which time the effective amount in OCI is reclassified to either net sales or cost of sales in our Consolidated Statements of Income. As of October 31, 2011, there were no cash flow hedges outstanding.

We calculate hedge effectiveness prospectively and retrospectively, excluding time value, on a monthly basis using regression as well as other timing and probability criteria required by derivative accounting. We record any ineffectiveness and any excluded components of the hedge immediately to other income or expense in our Consolidated Statement of Income. In the event the underlying forecasted transaction does not occur within the designated hedge period, or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedges are immediately reclassified from OCI to other income or expense in our Consolidated Statement of Income. In fiscal 2011 and 2010, no ineffectiveness was recorded.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Rollforward of Other Comprehensive Income (Loss)

Year Ended October 31, (In thousands)	2011	2010
Beginning balance of unrealized gain (loss) on derivative instruments	$1,753	$(2,308)
Change in unrealized losses on derivative instruments	0	1,208
Reclassification adjustment for (gain) loss, realized on derivative instruments in income:
Revenue	(24)	5,289
Cost of sales	(1,729)	(2,438)
Other	0	2

Ending balance of unrealized gain (loss) on derivative instruments	$0	$1,753

Balance Sheet Hedges

We may manage the foreign currency risk associated with nonfunctional currency assets and liabilities using foreign exchange forward contracts with maturities of less than 24 months and cross currency swaps with maturities up to 36 months. As of October 31, 2011 and 2010, all outstanding balance sheet hedging derivatives had maturities of less than 12 months. The change in fair value of these derivatives is recognized in other income or expense.

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

These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the nonfunctional currency assets and liabilities being hedged.

Interest Rate Swaps

The Company may enter into floating-to-fixed interest rate swaps to fix the floating rate debt under our Credit Agreement. These interest rate swaps hedge variable interest payments by exchanging variable rate interest risk for a fixed interest rate. On May 3, 2007, the Company entered into four floating-to-fixed interest rate swaps. These interest rate swaps with notional values totaling $250.0 million, served to fix the floating rate debt for terms between 30 and 48 months with fixed rates between 4.94% to 4.96%. As of October 31, 2011, all of these interest rate swaps had expired.

On March 10, 2011, the Company entered into five floating-to-fixed interest rate swaps. These interest rate swaps with notional values totaling $200.0 million, serve to fix the floating rate debt for terms between 26 and 38 months with fixed rates between 1.27% and 1.78%. We qualified and designated these swaps as cash flow hedges and recorded the offset of the cumulative fair market value (net of tax effect) to accumulated OCI in our Consolidated Condensed Balance Sheet.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The outstanding swaps have been and are expected to remain highly effective for the life of the swap. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. The fair value of the outstanding swap is recorded in our Consolidated Balance Sheet and presented in the table below. Excluded from this table are liabilities of $0.3 million and $1.3 million that were recorded and attributable to accrued interest as of October 31, 2011 and 2010, respectively. We expect to reclassify $2.0 million from OCI to interest expense in our Consolidated Statements of Income over the next 12 months and $2.6 million thereafter.

Fair Value Hedging

From time to time, we designate and document foreign exchange forward contracts related to firm commitments for third party royalty payments as fair value hedges. In accordance with policy, these derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that meet the accounting definition of a firm commitment. Fair value hedges are evaluated for effectiveness at a minimum each fiscal quarter and any ineffectiveness is recorded in other income and expense in our Consolidated Statements of Income. The critical terms of the forward contract and the firm commitments are matched at inception and subsequent prospective forward contract effectiveness is measured by comparing the cumulative change in the fair value of the forward contract to the cumulative change in value of the specified firm commitment, including time value. The derivative fair values are recorded in our Consolidated Balance Sheet and recognized currently in earnings; this is offset by the effective gains and losses on the change in value of the firm commitment which is recorded in accrued liabilities in our Consolidated Balance Sheet. In fiscal 2011 and 2010, the Company did not designate any derivatives as fair value hedges.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Outstanding Derivative Instruments

Our outstanding net foreign exchange forward contracts and interest rate swap agreements as of October 31, 2011, are presented in the table below. Weighted average forward rates are quoted using market conventions.

Foreign Exchange Hedge Instruments (Currency in thousands)	Net Notional Value	Weighted Average Rate	Gain (Loss) Fair Value
Balance sheet foreign exchange hedges:
AUD purchased	AUD 820	1.0403	$17
CAD purchased	CAD 5,650	1.0054	$69
CAD sold	CAD 2,600	1.0051	($29)
CHF purchased	CHF 685	0.8804	$9
EUR purchased	EUR 10,050	1.3904	$45
EUR sold	EUR 17,900	1.3775	($38)
GBP purchased	GBP 14,016	1.6080	$81
GBP sold	GBP 10,400	1.5974	($167)
HKD purchased	HKD 3,000	7.7664	$0
HUF sold	HUF 32,700	213.1420	$4
JPY purchased	JPY 451,263	76.0030	($142)
JPY sold	JPY 900,800	76.0730	$283
SEK purchased	SEK 1,000	6.5280	$1
SEK sold	SEK 11,500	6.5605	($23)
TWD purchased	TWD 10,000	29.6000	($4)

	Summary Notional Value	Fixed Rate	Gain (Loss) Fair Value
Interest Rate Swap Agreements
Cash flow interest rate hedges:
Agreements expiring December 14, 2013	$40,000	0.012680	($657)
Agreements expiring March 14, 2014	$40,000	0.013930	($824)
Agreements expiring June 14, 2014	$40,000	0.015385	($1,027)
Agreements expiring September 14, 2014	$40,000	0.016518	($1,200)
Agreements expiring December 14, 2014	$40,000	0.017775	($1,391)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The fair value of derivative instruments in our Consolidated Balance Sheet as of October 31, 2011, was as follows:

	Fair Values of Derivative Instruments
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments under ASC 815

Interest rate contracts	Prepaid expense and other current assets	$0	Other current liabilities	$0

Interest rate contracts	Other assets	0	Accrued pension liability and other	4.6

Foreign exchange contracts	Prepaid expense and other current assets	0	Other current liabilities	0

Foreign exchange contracts	Other assets	0	Accrued pension liability and other	0

Total derivatives designated as hedging instruments under ASC 815		$0		$4.6

Derivatives not designated as hedging instruments under ASC 815

Foreign exchange contracts	Prepaid expense and other current assets	$0.5	Other current liabilities	$0.4

Foreign exchange contracts	Other assets	0	Accrued pension liability and other	0

Total derivatives not designated as hedging instruments under ASC 815		$0.5		$0.4

Total derivatives		$0.5		$5.0

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Income

For the Year Ended October 31, 2011

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) 2011	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) 2011	Location of Gain or (Loss) Recognized in Income on Derivative Ineffectiveness	Amount of Gain or (Loss) Recognized in Income Due to Ineffectiveness 2011	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing 2011
	(In millions)
Interest rate contracts	$(6.2)	Interest expense	$(2.9)	Other income	$0	Other income	$0

Foreign exchange contracts	0	Net sales	0	Other income	0	Other income	0

Foreign exchange contracts	0	Cost of sales	1.7	Other income	0	Other income	0

Total	$(6.2)		$(1.2)		$0		$0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Income

For the Year Ended October 31, 2010

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) 2010	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) 2010	Location of Gain or (Loss) Recognized in Income on Derivative Ineffectiveness	Amount of Gain or (Loss) Recognized in Income Due to Ineffectiveness 2010	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing 2010
	(In millions)
Interest rate contracts	$(1.1)	Interest expense	$(10.2)	Other income	$0	Other income	$0

Foreign exchange contracts	1.2	Net sales	(5.3)	Other income	0	Other income	0

Foreign exchange contracts	0	Cost of sales	2.4	Other income	0	Other income	0

Total	$0.1		$(13.1)		$0		$0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative 2011
		(In millions)
Interest rate contracts	Interest income (expense)	$0
Foreign exchange contracts	Other (expense) income	(1.1)

Total		$(1.1)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative 2010
		(In millions)
Interest rate contracts	Interest income (expense)	$0
Foreign exchange contracts	Other (expense) income	(6.2)

Total		$(6.2)

Note 11. Fair Value Measurements

As of October 31, 2011 and 2010, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms. The fair value of our long-term debt, consisting primarily of our credit agreement, approximated the carrying value at October 31, 2011 and 2010.

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

The Company has derivative assets and liabilities that may include interest rate swaps, cross currency swaps and foreign currency forward contracts. The impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

We may use interest rate swaps to maintain our desired mix of fixed-rate and variable-rate debt. The swaps exchange fixed and variable rate payments without exchanging the notional principal amount of the debt. The Company has elected to use the income approach to value the derivatives using

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets, specifically euro dollar futures contracts up to three years, and inputs other than quoted prices that are observable for the asset or liability – specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during fiscal years 2011 and 2010, within the fair value hierarchy at October 31:

	2011	2010
(In thousands)
Assets:
Foreign exchange contracts	$527	$1,210

Liabilities:
Interest rate swaps	$4,631	$1,280
Foreign exchange contracts	419	1,455

	$5,050	$2,735

Note 12. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2011, were payable as follows:

(In thousands)
2012	$31,627
2013	19,890
2014	14,862
2015	13,256
2016	22,092
2017 and thereafter	54,654

$156,381

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $31.7 million, $28.8 million and $27.7 million in 2011, 2010 and 2009, respectively.

Legal Proceedings

On April 28, 2011, Rembrandt Vision Technologies, L.P. filed a lawsuit against CooperVision, Inc. in the United States District Court for the Eastern District of Texas alleging that CooperVision infringes U.S. Patent No. 5,712,327 entitled “Soft Gas Permeable Contact Lens Having Improved Clinical Performance,” which was issued on January 28, 1998, to Sing-Hsiung Chang and Mei-Zyh Chang. The complaint alleged that CooperVision’s infringing conduct includes, but is not limited to, making, using, selling or offering to sell silicone hydrogel contact lenses. The complaint sought an unspecified amount of damages, including treble damages, attorneys’ fees and costs and an injunction preventing any alleged infringement. On October 27, 2011, Rembrandt dismissed its complaint in Texas and filed a complaint with the same allegations in the Middle District of Florida. On December 2, 2011, CooperVision and Rembrandt entered into a settlement of the litigation. Pursuant to the settlement agreement, CooperVision agreed to make a single lump-sum payment of $10.0 million to Rembrandt, and Rembrandt granted a covenant not to sue under the ‘327 patent (and related domestic and foreign patents) to CooperVision and its suppliers, resellers, marketing partners and certain related individuals and entities. The parties also exchanged releases relating to the claims asserted in the litigation. The case will be dismissed with prejudice as part of the settlement.

On November 28, 2011, Harold Greenberg filed a lawsuit in the United States District Court for the Northern District of California, Case No. C11-05697 PJH, against the following defendants: the Company; Robert S. Weiss, its President, Chief Executive Officer and a director; Eugene J. Midlock, its Senior Vice President and Chief Financial Officer; and Albert G. White, III, its Vice President of Investor Relations, Treasurer and Chief Strategic Officer. Mr. Greenberg seeks to represent a class of persons who purchased the Company’s common stock between March 4, 2011 and November 15, 2011.

The lawsuit alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, among other things, failing to disclose alleged problems at the Company’s manufacturing plants in Puerto Rico and the United Kingdom, allegedly making material misstatements with an intent to deceive investors concerning the recall of the Company’s Avaira Toric and Avaira Sphere contact lenses and the expected financial impact of the recalls, and allegedly making false projections of future financial results. The lawsuit seeks unspecified damages.

The lawsuit has only recently been filed and there has been no discovery or other proceedings in the case. Accordingly, the Company is not in a position to assess whether any loss or adverse effect on the Company’s financial condition is probable or remote or to estimate the range of potential loss, if any.

In fiscal 2010, the Company settled a consolidated securities class action lawsuit titled In re Cooper Companies, Inc. Securities Litigation in the United States District Court for the Central District of California, Case No. SACV-06-169 CJC, against the Company, A. Thomas Bender, its Chairman of the Board and a director, Robert S. Weiss, its Chief Executive Officer and a director, and Gregory A. Fryling, CooperVision’s former President and Chief Operating Officer. On May 4, 2010, the Company

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

announced that it reached an agreement in principle and recorded a charge in our fiscal second quarter of 2010 to settle the consolidated class action lawsuit for $27.0 million, which we funded into escrow in our fiscal fourth quarter of 2010. The Court granted final approval of the proposed settlement on December 13, 2010.

Note 13. Business Segment Information

Cooper is organized by business unit for management reporting with operating income, as presented in our financial reports, the primary measure of segment profitability. We do not allocate costs from corporate functions to the segments’ operating income. Items below operating income are not considered when measuring the profitability of a segment. We use the same accounting policies to generate segment results as we do for our consolidated results. Our two business segments – CooperVision and CooperSurgical – comprise Cooper’s operations.

Total net sales include sales to customers as reported in our Consolidated Statements of Income and sales between geographic areas that are priced at terms that allow for a reasonable profit for the seller. Operating income (loss) is total net sales less cost of sales, research and development expenses, selling, general and administrative expenses, restructuring costs and amortization of intangible assets. Corporate operating loss is principally corporate headquarters expense. Loss on extinguishment of debt; other income (expense), net and interest expense are not allocated to individual segments. Neither of our business segments relies on any one major customer.

Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are property, plant and equipment.

The following table presents a summary of our business segment net sales:

(In thousands)	2011	2010	2009
CooperVision net sales by category:
Toric soft lens	$339,184	$292,732	$258,174
Multifocal soft lens	74,741	71,603	70,863
Single-use sphere soft lens	243,624	207,250	185,521
Non single-use sphere and other eye care products	463,589	398,898	394,969

Total CooperVision net sales	1,121,138	970,483	909,527
CooperSurgical net sales	209,697	188,034	170,894

Total net sales	$1,330,835	$1,158,517	$1,080,421

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by business segment for each of the years in the three-year period ended October 31, 2011 follows:

(In thousands)	CooperVision	CooperSurgical	Corporate & Eliminations	Consolidated
2011
Net sales from non-affiliates	$1,121,138	$209,697	$0	$1,330,835

Operating income (loss)	$207,485	$52,420	$(32,349)	$227,556

Other loss, net				(963)
Interest expense				(17,342)
Loss on extinguishment of debt				(16,487)

Income before income taxes				$192,764

Identifiable assets	$2,206,068	$354,020	$64,430	$2,624,518

Depreciation expense	$74,146	$3,264	$210	$77,620

Amortization expense	$14,245	$6,284	$0	$20,529

Capital expenditures	$97,131	$6,287	$247	$103,665

2010
Net sales from non-affiliates	$970,483	$188,034	$0	$1,158,517

Operating income (loss)	$171,345	$47,064	$(28,497)	$189,912

Other loss, net				(1,068)
Interest expense				(36,668)
Litigation settlement charges				(27,750)

Income before income taxes				$124,426

Identifiable assets	$2,141,685	$328,931	$54,402	$2,525,018

Depreciation expense	$72,717	$2,913	$315	$75,945

Amortization expense	$12,361	$5,695	$0	$18,056

Capital expenditures	$69,793	$3,871	$93	$73,757

2009
Net sales from non-affiliates	$909,527	$170,894	$0	$1,080,421

Operating income (loss)	$138,311	$39,555	$(28,010)	$149,856

Other income, net				7,292
Interest expense				(44,143)
Gain on extinguishment of debt				1,823

Income before income taxes				$114,828

Identifiable assets	$2,184,856	$304,927	$62,124	$2,551,907

Depreciation expense	$70,538	$3,874	$330	$74,742

Amortization expense	$12,239	$5,621	$0	$17,860

Capital expenditures	$89,223	$4,533	$150	$93,906

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2011, follows:

(In thousands)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2011
Sales to unaffiliated customers	$627,438	$392,152	$311,245	$1,330,835
Sales between geographic areas	172,618	304,585	(477,203)	0

Net sales	$800,056	$696,737	$(165,958)	$1,330,835

Operating income	$37,113	$18,703	$171,740	$227,556

Long-lived assets	$373,211	$226,665	$9,329	$609,205

2010
Sales to unaffiliated customers	$568,786	$345,970	$243,761	$1,158,517
Sales between geographic areas	143,951	300,948	(444,899)	0

Net sales	$712,737	$646,918	$(201,138)	$1,158,517

Operating income	$57,776	$(4,935)	$137,071	$189,912

Long-lived assets	$357,200	$227,780	$8,907	$593,887

2009
Sales to unaffiliated customers	$515,720	$342,690	$222,011	$1,080,421
Sales between geographic areas	122,741	269,123	(391,864)	0

Net sales	$638,461	$611,813	$(169,853)	$1,080,421

Operating income	$70,058	$(1,898)	$81,696	$149,856

Long-lived assets	$375,349	$218,974	$8,245	$602,568

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Note 14. Selected Quarterly Financial Data (Unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011*
Net sales	$293,229	$325,301	$351,396	$360,909

Gross profit	$176,606	$201,762	$202,802	$223,634

Income before income taxes	$41,028	$39,720	$49,136	$62,880
Provision for income taxes	1,813	4,360	4,919	6,242

Net income	$39,215	$35,360	$44,217	$56,638

Basic earnings per share	$0.85	$0.76	$0.93	$1.19
Diluted earnings per share	$0.83	$0.73	$0.90	$1.15
2010
Net sales	$260,258	$289,271	$295,635	$313,353

Gross profit	$149,763	$163,493	$175,986	$187,481

Income before income taxes**	$24,426	$2,472	$43,652	$53,876
Provision for (benefit from) income taxes	4,003	(1,984)	3,925	5,679

Net income	$20,423	$4,456	$39,727	$48,197

Basic earnings per share	$0.45	$0.10	$0.87	$1.06
Diluted earnings per share	$0.44	$0.10	$0.86	$1.03

*	During the fiscal third quarter of 2011, we recorded an immaterial out-of-period adjustment related to CooperVision’s acquisition of certain assets of Asahikasei Aime Co., Ltd. (Aime), to reduce the amount of recorded goodwill and reverse the $6.1 million gain on settlement of preexisting relationship reported in our fiscal first quarter of 2011. As discussed in Note 1, the Company determined that it incorrectly applied the guidance in ASC 805, Business Combinations, relating to the settlement of preexisting relationships due to our interpretation of specific language in the underlying contract. There is no impact on our fiscal 2011 results as the error and its correction were both recorded in the twelve month period ended October 31, 2011.

The Company has adjusted its reported results in its Consolidated Statements of Income for the fiscal first and third quarters of 2011 as follows:

2011 First Quarter (In thousands)	As Reported	Adjustment	As Adjusted
Income before income taxes	$47,108	$(6,080)	$41,028
Provision for income taxes	1,813	0	1,813

Net income	$45,295	$(6,080)	$39,215

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

2011 Third Quarter (In thousands)	As Reported	Adjustment	As Adjusted
Income before income taxes	$43,056	$6,080	$49,136
Provision for income taxes	4,919	0	4,919

Net income	$38,137	$6,080	$44,217

**	During the fiscal second quarter of 2010, we recorded a $27.0 million charge related to the settlement of the consolidated securities class action lawsuit.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established and currently maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of October 31, 2011, the end of the fiscal period covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of October 31, 2011.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended October 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

In line with the previously disclosed final voting results for our 2011 Annual Meeting of Stockholders and the Board’s previously disclosed recommendation, Cooper will submit an advisory vote to its stockholders on our compensation program for named executive officers on an annual basis.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the subheadings, “Proposal 1 – Election of Directors,” “Executive Officers of the Company,” “Ownership of the Company – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – The Board of Directors,” “Corporate Governance – Ethics and Business Conduct Policy,” “Corporate Governance – Board Committees – The Audit Committee” and “Report of the Audit Committee” of the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2012 (the “2012 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Director Compensation” of the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters – Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the subheadings “Securities Held by Management” and “Principal Securityholders” of the “Ownership of the Company” section of the 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the subheadings “Corporate Governance – Related Party Transactions,” “Proposal 1 – Election of Directors” and “Corporate Governance – The Board of Directors” of the 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2012 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2011, 2010 and 2009
Balance Sheets as of October 31, 2011 and 2010
Statements of Cash Flows for the years ended October 31, 2011, 2010 and 2009
Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended October 31, 2011, 2010 and 2009
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

SCHEDULE II

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended October 31, 2011

(In thousands)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other(1)	Balance at End of Year
Allowance for doubtful accounts:

Year Ended October 31, 2011	$4,238	$2,282	$(1,694)	$4,826

Year Ended October 31, 2010	$4,690	$1,467	$(1,919)	$4,238

Year Ended October 31, 2009	$4,541	$1,306	$(1,157)	$4,690

(1)	Consists of additions representing allowances and recoveries, less deductions representing receivables written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 16, 2011.

THE COOPER COMPANIES, INC.

By:	/S/ ROBERT S. WEISS
Robert S. Weiss
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date

/s/ ROBERT S. WEISS (Robert S. Weiss)	President, Chief Executive Officer and Director	December 16, 2011

/s/ A. THOMAS BENDER (A. Thomas Bender)	Chairman of the Board	December 16, 2011

/s/ ALLAN E. RUBENSTEIN, M.D. (Allan E. Rubenstein)	Vice Chairman of the Board and Lead Director	December 16, 2011

/s/ EUGENE J. MIDLOCK (Eugene J. Midlock)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 16, 2011

/S/ GREG W. MATZ (Greg W. Matz)	Vice President of Finance	December 16, 2011

/s/ RODNEY E. FOLDEN (Rodney E. Folden)	Vice President and Corporate Controller (Principal Accounting Officer)	December 16, 2011

/S/ MICHAEL H. KALKSTEIN (Michael H. Kalkstein)	Director	December 16, 2011

/S/ JODY S. LINDELL (Jody S. Lindell)	Director	December 16, 2011

/S/ DONALD PRESS (Donald Press)	Director	December 16, 2011

/S/ STEVEN ROSENBERG (Steven Rosenberg)	Director	December 16, 2011

/S/ STANLEY ZINBERG, M.D. (Stanley Zinberg)	Director	December 16, 2011

EXHIBIT INDEX

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

3.1	-	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated January 13, 2006

3.2	-	Amended and Restated By-Laws, The Cooper Companies, Inc., dated December 14, 2010, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 15, 2010

4.1	-	Amended and Restated Rights Agreement, dated as of October 29, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 30, 2007

4.2	-	Indenture, dated as of January 31, 2007, by and among The Cooper Companies, Inc., the Subsidiary Guarantors listed on the signatures pages thereto, and HSBC Bank USA, National Association, including the form of 7.125% Senior Notes due 2015, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007

4.3	-	Registration Rights Agreement, dated as of January 31, 2007, by and among The Cooper Companies, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and KeyBanc Capital Markets, a division of McDonald Investments, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 6, 2007

10.1	-	Severance Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992

10.2	-	Severance Agreement entered into as of April 26, 1990, by and between Nicholas J. Pichotta and the Company incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 1995

10.3	-	The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007

10.4	-	Change in Control Agreement entered into as of June 8, 2007, by and between The Cooper Companies, Inc. and Eugene J. Midlock, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.5	-	Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and John A. Weber, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on form 10-K for the fiscal year ended October 31, 2008

10.6	-	Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and Carol R. Kaufman, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on form 10-K for the fiscal year ended October 31, 2009

10.7	-	Change in Control Agreement dated as of June 1, 2010, by and between The Cooper Companies, Inc. and Gregory W. Matz

10.8	-	1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix A to the Company’s Proxy Statement for its 1996 Annual Meeting of Stockholders

10.9	-	Amendment No. 1 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996

10.10	-	Amendment No. 2 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997

10.11	-	Amendment No. 3 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 29, 1999, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.12	-	Amendment No. 4 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., dated October 24, 2000, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.13	-	Amendment No. 5 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.14	-	Amendment No. 6 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on form S-8 dated November 21, 2002

10.15	-	Amendment No. 7 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc. dated November 4, 2002, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.16	-	Amendment No. 8 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated October 29, 2003, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.17	-	Amendment No. 9 to 1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. dated November 9, 2005, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006

10.18	-	Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.19	-	Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.20	-	The Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to the Company’s Proxy Statement filed February 2, 2011

10.21	-	Amendment No. 1 to the Amended and Restated 2006 Long-term Incentive Plan for Non- Employee Directors of The Cooper Companies, Inc.

10.22	-	Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.23	-	Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.24	-	Second Amended and Restated 2001 Long-Term Incentive Plan, incorporated by reference to Appendix 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006

10.25	-	Form of Incentive Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2001 Long Term Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004

10.26	-	The Second Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to the Company’s Proxy Statement filed February 2, 2011

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.27	-	Form of Non-Qualified Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.28	-	Form of UK Tax Approved Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.29	-	Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.30(a)	-	License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008

10.31	-	Lease Contract dated as of November 6, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2005

10.32	-	First Supplement and Amendment to Lease Contract dated as of December 30, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 11, 2005

10.33	-	Assignment of Lease Agreement dated as of June 29, 2004, by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 11, 2005

10.34	-	Credit Agreement, dated as of January 12, 2011, among The Cooper Companies, Inc., CooperVision International Holding Company LP, the lenders from time to time party thereto, KeyBank National Association, as a bookrunner, a lead arranger, and sole administrative agent, swing line lender and LC issuer, J.P. Morgan Securities LLC, as a lead arranger, bookrunner and syndication agent, Citigroup Global Markets Inc., as a lead arranger, bookrunner and syndication agent, Bank of America, N.A., as a lead arranger and documentation agent, and Wells Fargo Bank, National Association, as lead arranger and documentation agent, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed March 4, 2011

Exhibit Number		Description of Document	Location of Exhibit in Sequential Number System

10.35	-	The Cooper Companies, Inc. 2011 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2010

10.36	-	Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long- Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 13, 2009

11(b)	-	Calculation of earnings per share

21	-	Subsidiaries

23	-	Consent and Report on Schedule of Independent Registered Public Accounting Firm

31.1	-	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	-	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101		The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2011, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss), (v) related notes to consolidated financial statements and (vi) Schedule II Valuation and Qualifying Accounts

(a)

The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

(b)	The information required in this exhibit is provided in Note 6, “Earnings Per Share,” in this report.