Form 10-Q
period 2012-01-31
COOPER COMPANIES INC
filed 2012-03-09
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended January 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	47,355,596 Shares
Class	Outstanding at January 31, 2012

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Three Months Ended January 31,

(In thousands, except for earnings per share)

(Unaudited)

	2012	2011
Net sales	$326,060	$293,229
Cost of sales	115,607	116,623

Gross profit	210,453	176,606
Selling, general and administrative expense	131,748	113,453
Research and development expense	11,425	9,727
Amortization of intangibles	5,552	4,713

Operating income	61,728	48,713
Interest expense	3,662	6,951
Other income (loss), net	681	(734)

Income before income taxes	58,747	41,028
Provision for income taxes	4,124	1,813

Net income	$54,623	$39,215

Basic earnings per share	$1.15	$0.85

Diluted earnings per share	$1.12	$0.83

Number of shares used to compute earnings per share:
Basic	47,674	45,986

Diluted	48,792	47,391

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(In thousands)

(Unaudited)

	January 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,681	$5,175
Trade accounts receivable, net of allowance for doubtful accounts of $4,811 at January 31, 2012 and $4,826 at October 31, 2011	200,160	214,779
Inventories	272,774	253,584
Deferred tax assets	29,113	33,684
Prepaid expense and other current assets	45,535	33,125

Total current assets	555,263	540,347

Property, plant and equipment, at cost	945,070	955,980
Less: accumulated depreciation and amortization	361,831	346,775

	583,239	609,205

Goodwill	1,272,030	1,276,567
Other intangibles, net	122,873	128,341
Deferred tax assets	21,213	21,828
Other assets	44,649	48,230

	$2,599,267	$2,624,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$39,191	$52,979
Accounts payable	48,205	61,755
Employee compensation and benefits	40,152	48,790
Accrued income taxes	383	2,828
Other current liabilities	78,461	100,854

Total current liabilities	206,392	267,206

Long-term debt	371,114	327,453
Deferred tax liabilities	18,628	20,127
Accrued pension liability and other	65,776	72,244

Total liabilities	661,910	687,030

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	0	0
Common stock, 10 cents par value, shares authorized: 70,000; issued 48,187 at January 31, 2012 and 48,015 at October 31, 2011	4,819	4,802
Additional paid-in capital	1,184,914	1,180,250
Accumulated other comprehensive loss	(29,980)	(18,110)
Retained earnings	826,338	773,136
Treasury stock at cost: 832 shares at January 31, 2012 and 169 shares at October 31, 2011	(48,734)	(2,590)

Stockholders’ equity	1,937,357	1,937,488

	$2,599,267	$2,624,518

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Three Months Ended January 31,

(In thousands)

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$54,623	$39,215
Depreciation and amortization	25,816	22,894
(Decrease) increase in operating capital	(48,283)	714
Other non-cash items	9,394	10,108

Net cash provided by operating activities	41,550	72,931

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,953)	(28,785)
Acquisitions of businesses, net of cash acquired, and other	(398)	(32,449)
Insurance proceeds received	1,566	0

Net cash used in investing activities	(18,785)	(61,234)

Cash flows from financing activities:
Payment of contingent consideration	(1,314)	0
Net repayments of short-term debt	(13,788)	(3,673)
Repayments of long-term debt	(292,025)	(514,200)
Proceeds from long-term debt	335,686	508,947
Debt acquisition costs	0	(9,207)
Repurchase of common stock	(46,143)	0
Issuance of common stock for employee stock plans	(2,613)	6,188

Net cash used in financing activities	(20,197)	(11,945)
Effect of exchange rate changes on cash and cash equivalents	(62)	(5)

Net increase (decrease) in cash and cash equivalents	2,506	(253)
Cash and cash equivalents - beginning of period	5,175	3,573

Cash and cash equivalents - end of period	$7,681	$3,320

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three Months Ended January 31,

(In thousands)

(Unaudited)

	2012	2011
Net income	$54,623	$39,215
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,835)	175
Change in value of derivative instruments, net of tax	(80)	142
Additional minimum pension liability, net of tax	7	6
Unrealized gain on marketable securities, net of tax	38	0

Other comprehensive (loss) income	(11,870)	323

Comprehensive income	$42,753	$39,538

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

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women in any clinical setting.

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at January 31, 2012 and October 31, 2011, the consolidated results of its operations for the three months ended January 31, 2012 and 2011 and its consolidated condensed cash flows for the three months ended January 31, 2012 and 2011. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.

During interim periods, we follow the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. Please refer to this when reviewing this Quarterly Report on Form 10-Q.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

During the fiscal first three months of 2012, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, for a more complete discussion of our estimates and critical accounting policies.

New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in ASC 350, Intangibles-Goodwill and Other . The ASU defines the more-likely-than-not threshold as having a likelihood of more than 50%. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company plans to early adopt this ASU for the fiscal year beginning on November 1, 2011 and does not anticipate that the adoption will have an impact on our consolidated financial statements.

On November 1, 2011, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, Business Combinations: Disclosure of Supplementary Proforma Information for Business Combinations, which amends ASC 805, Business Combinations. The amendments in this ASU affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental proforma disclosures to include a description of the nature and amount of material, nonrecurring proforma adjustments directly attributable to the business combination included in the reported proforma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As this guidance only requires enhanced disclosures, its adoption does not have a material impact on our consolidated condensed financial statements.

On November 1, 2011, the Company adopted the provisions of the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amends ASC 350, Intangibles – Goodwill and Other. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not anticipate the adoption of this guidance will have a material impact on our consolidated condensed financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. The amendments made by these ASUs should be applied retrospectively and become effective for fiscal years (and interim periods within those years) beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of these ASUs, which are effective for the Company for the fiscal year beginning on November 1, 2012, will have a material impact on our consolidated financial statements.

Note 2.   Inventories

(In thousands)	January 31, 2012	October 31, 2011
Raw materials	$63,924	$62,832
Work-in-process	11,028	15,440
Finished goods	197,822	175,312

	$272,774	$253,584

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 3.   Intangible Assets

Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2010	$1,044,272	$217,704	$1,261,976
Net additions during the year ended October 31, 2011	952	12,272	13,224
Translation	1,363	4	1,367

Balance as of October 31, 2011	1,046,587	229,980	1,276,567
Net additions during the three-month period ended January 31, 2012	260	(161)	99
Translation	(4,579)	(57)	(4,636)

Balance as of January 31, 2012	$1,042,268	$229,762	$1,272,030

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

We performed our annual impairment test in our fiscal third quarter of 2011, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, we will continue to monitor conditions and changes which could indicate that our recorded goodwill may be impaired.

Other Intangible Assets

	As of January 31, 2012		As of October 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$3,204	$1,479	$3,204	$1,431
Technology	109,920	64,792	109,896	62,525
Shelf space and market share	110,296	50,873	110,296	47,861
License and distribution right and other	23,782	7,185	23,782	7,020

	247,202	$124,329	247,178	$118,837

Less accumulated amortization and translation	124,329		118,837

Other intangible assets, net	$122,873		$128,341

We estimate that amortization expense will average $20.6 million per year in the three-year period ending October 31, 2014, and average $11.7 million in the two succeeding years ending October 31, 2016.

Note 4.   Debt

(In thousands)	January 31, 2012	October 31, 2011
Short-term:
Overdraft and other credit facilities	$26,691	$40,479
Current portion of long-term debt	12,500	12,500

	$39,191	$52,979

Long-term:
Credit agreement	$370,900	$327,225
Other	214	228

	$371,114	$327,453

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

(Unaudited)

At January 31, 2012, we had $603.9 million available under the Credit Agreement.

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

At January 31, 2012, the Company was in compliance with the Interest Coverage Ratio at 27.52 to 1.00 and the Total Leverage Ratio at 1.06 to 1.00.

In our fiscal first quarter of 2011, the Company wrote off about $0.3 million of debt issuance costs in interest expense as a result of extinguishing the Revolver. The remaining $0.5 million of existing debt issuance costs and the $9.5 million of costs incurred to refinance the Credit Agreement are carried in other assets and amortized to interest expense over the life of the Credit Agreement.

Senior Notes: On January 31, 2007, the Company issued $350.0 million aggregate principal amount of 7.125% Senior Notes (the Notes) due February 15, 2015, of which none were outstanding at the end of our fiscal first quarter of 2012. The Notes paid interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

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

Note 5.   Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2012 was 7.0%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first quarter of 2011 was 4.4%. The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates reflecting the shift in the geographic mix of income during recent periods with income earned in foreign jurisdictions increasing as compared to income earned in the United States.

The Company adopted the provisions of ASC 740-10-25-5 through 25-17, Basic Recognition Threshold, formerly FIN 48, on November 1, 2007. Under this guidance, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2011, the Company had total gross unrecognized tax benefits of $27.4 million. If recognized, $27.3 million of unrecognized tax benefits would impact the Company’s ETR. For the three-month period ended January 31, 2012, there were no material changes to the total amount of unrecognized tax benefits.

Interest and penalties of $1.6 million have been reflected as a component of the total liability as of November 1, 2011. It is the Company’s policy to recognize the items of interest and penalties directly related to income taxes as additional income tax expense.

Included in the balance of unrecognized tax benefits at November 1, 2011 is $9.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to the settlement of litigation in the U.S. Tax Court and expiring statutes in various jurisdictions worldwide, and is comprised of transfer pricing, Subpart F and other items.

As of January 31, 2012, the tax years for which the Company remains subject to United States Federal income tax assessment upon examination are 2008 through 2011. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2007 through 2011.

On April 1, 2011, the Internal Revenue Service (IRS) issued a Notice of Deficiency to the Company in connection with its audit of the Company’s income tax returns for the years 2005 and 2006. The Notice asserted that the Company is subject to additional taxes due for its tax year 2005 under the anti-deferral provisions of Subpart F of the Internal Revenue Code. A settlement concerning the 2005 claimed

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

deficiency was subsequently reached with District Counsel for the IRS which effectively settled all related matters. The decision document was filed with the U.S. Tax Court on January 19, 2012 with an agreed net deficiency of about $50 thousand.

Note 6.   Earnings Per Share

Three Months Ended January 31,
(In thousands, except per share amounts)	2012	2011
Net income	$54,623	$39,215

Basic:
Weighted average common shares	47,674	45,986

Basic earnings per common share	$1.15	$0.85

Diluted:
Weighted average common shares	47,674	45,986
Effect of dilutive stock options	1,118	1,405

Diluted weighted average common shares	48,792	47,391

Diluted earnings per common share	$1.12	$0.83

The following table sets forth stock options to purchase Cooper’s common stock that were not included in the diluted net income per share calculation because their effect would have been antidilutive for the periods presented:

Three Months Ended January 31,
(In thousands, except exercise prices)	2012	2011
Numbers of stock option shares excluded	1,128	2,257

Range of exercise prices	$66.80-$80.51	$55.33-$80.51

Note 7.   Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011. The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

Three Months Ended January 31,
(In millions)	2012	2011
Selling, general and administrative expense	$6.5	$4.7
Cost of sales	0.5	0.3
Research and development expense	0.3	0.1
Capitalized in inventory	0.5	0.3

Total compensation expense	$7.8	$5.4

Related income tax benefit	$2.4	$1.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 8.   Stockholders’ Equity

Share Repurchases

On December 15, 2011, we announced that the Company’s Board of Directors authorized the 2012 Share Repurchase Program of up to $150.0 million of the Company’s common stock. This program runs through December 31, 2012 and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. During the three months ended January 31, 2012, the Company repurchased 663 thousand shares of the Company’s common stock for $46.1 million, at an average purchase price of $69.60 per share. The Company did not repurchase any shares during fiscal 2011. At January 31, 2012, approximately $103.9 million remained authorized for repurchase under the 2012 Share Repurchase Program.

Dividends

We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 7, 2012, to stockholders of record on January 25, 2012.

Note 9.   Fair Value Measurements

As of January 31, 2012 and October 31, 2011, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

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

We may use interest rate swaps to maintain our desired mix of fixed-rate and variable-rate debt. The swaps exchange fixed and variable rate payments without exchanging the notional principal amount of the debt. The Company has elected to use the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

inputs are limited to quoted prices for similar assets or liabilities in active markets, specifically euro dollar futures contracts up to three years, and inputs other than quoted prices that are observable for the asset or liability—specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements.

We may use foreign exchange forward contracts to minimize, to the extent reasonable and practical, our exposure to the impact of foreign currency fluctuations. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability -specifically LIBOR cash rates, credit risk at commonly quoted intervals, foreign exchange spot rates and forward points. Mid-market pricing is used as a practical expedient for fair value measurements.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first quarter of 2012, within the fair value hierarchy at January 31, 2012, and fiscal year 2011, within the fair value hierarchy at October 31, 2011:

(In millions)	January 31, 2012	October 31, 2011
Assets:
Foreign exchange contracts	$0.3	$0.5

Liabilities:
Interest rate swaps	$4.8	$4.6
Foreign exchange contracts	0.5	0.4

	$5.3	$5.0

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Cooper’s results of operations for the three months ended January 31, 2012 and 2011 reflect the following components of net periodic pension costs:

Three Months Ended January 31,
(In thousands)	2012	2011
Service cost	$1,234	$1,187
Interest cost	763	744
Expected return on assets	(856)	(736)
Amortization of prior service cost	6	6
Amortization of transition obligation	5	5
Recognized net actuarial loss	282	188

Net periodic pension cost	$1,434	$1,394

The Company contributed to the pension plan $1.0 million in the fiscal first quarter of 2012 and expects to contribute an additional $4.2 million in fiscal 2012. The Company contributed to the pension plan $0.8 million in the fiscal first quarter of 2011. The expected rate of return on plan assets for determining net periodic pension cost is 8.5%.

Note 11.   Contingencies

Legal Proceedings

Securities Litigation

On November 28, 2011, Harold Greenberg filed a complaint in the United States District Court for the Northern District of California, Case No. 4:11-cv-05697-YGR, against the following defendants: the Company; Robert S. Weiss, its President, Chief Executive Officer and a director; Eugene J. Midlock, its former Senior Vice President and Chief Financial Officer; and Albert G. White, III, its Vice President of Investor Relations, Treasurer and Chief Strategic Officer. On December 12, 2011, a second individual, Ross Wallen, filed a related complaint against the same defendants in the Northern District of California, Case No. 4:11-cv-06214-YGR. The Wallen complaint largely repeats the allegations in the Greenberg complaint. Greenberg and Wallen each sought to represent a class of persons who purchased the Company’s common stock between March 4, 2011 and November 15, 2011.

The Greenberg and Wallen complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, failing to disclose alleged problems at the Company’s manufacturing plants in Puerto Rico and the United Kingdom, allegedly making material misstatements with an intent to deceive investors concerning the recall of the Company’s Avaira® Toric and Avaira Sphere contact lenses and the expected financial impact of the recalls, and allegedly making false projections of future financial results. Both complaints seek unspecified damages on behalf of the purported class.

The Private Securities Litigation Reform Act of 1995 sets out a procedure for the court to consolidate related securities class actions and to appoint a lead plaintiff. On February 29, 2012, the court ordered that the Greenberg and Wallen actions be consolidated and appointed Universal-Investment-Gesellschaft mbH as lead plaintiff.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

The lawsuits have only recently been filed and there has been no discovery or other proceedings. Accordingly, the Company is not in a position to assess whether any loss or adverse effect on the Company’s financial condition is probable or remote or to estimate the range of potential loss, if any.

Derivative Litigation

On January 9, 2012, Joseph Operman filed a purported shareholder derivative complaint in the United States District Court for the Northern District of California, Case No. 4:12-cv-00143-YGR, against members of the Company’s board of directors. The derivative complaint seeks recovery on behalf of the Company, which is named as a “nominal defendant.” The derivative complaint purports to allege causes of action for breach of fiduciary duties and failure to exercise oversight responsibilities against all defendants and a cause of action for contribution against Mr. Weiss for alleged violations of Section 10(b) of the Securities Exchange Act of 1934. The derivative complaint largely repeats the allegations in the securities class action complaints described above. The Company and the individual defendants have not yet filed a response to the derivative complaint.

Note 12.   Business Segment Information

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

Segment information:

Three Months Ended January 31,
(In thousands)	2012	2011
CooperVision net sales by category:
Toric lens	$81,791	$75,788
Multifocal lens	20,763	16,630
Single-use sphere lens	60,445	52,948
Non single-use sphere and other eye care products and other	105,934	98,263

Total CooperVision net sales	268,933	243,629
CooperSurgical net sales	57,127	49,600

Total net sales	$326,060	$293,229

Operating income (loss):
CooperVision	56,121	$44,803
CooperSurgical	15,650	12,268
Headquarters	(10,043)	(8,358)

Total operating income	61,728	48,713
Interest expense	3,662	6,951
Other income (loss), net	681	(734)

Income before income taxes	$58,747	$41,028

(In thousands)	January 31, 2012	October 31, 2011
Identifiable assets:
CooperVision	$2,182,202	$2,206,068
CooperSurgical	357,369	354,020
Headquarters	59,696	64,430

Total	$2,599,267	$2,624,518

Geographic information:

Three Months Ended January 31,
(In thousands)	2012	2011
Net sales to external customers by country of domicile:
United States	$150,130	$133,736
Europe	93,751	88,904
Rest of world	82,179	70,589

Total	$326,060	$293,229

(In thousands)	January 31, 2012	October 31, 2011
Long-lived assets by country of domicile:
United States	$364,046	$373,211
Europe	209,644	226,665
Rest of world	9,549	9,329

Total	$583,239	$609,205

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

•	Delays in obtaining, or failure to obtain, FDA approval to return Avaira Toric to market.

•	A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses.

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection or other litigation.

•	Changes in tax laws or their interpretation and changes in effective tax rates.

•	Limitations on sales following new product introductions due to poor market acceptance.

•	New competitors, product innovations or technologies.

•	The impact of acquisitions or divestitures on revenues, earnings or margins.

•	Interest rate and foreign currency exchange rate fluctuations.

•	The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including goodwill.

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

•

Other events described in our Securities and Exchange Commission filings, including the "Business" and “Risk Factors” sections in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, as such Risk Factors may be updated in quarterly filings.

We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

In this section, we discuss the results of our operations for the fiscal first quarter of 2012 and compare them with the same period of fiscal 2011. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

First Quarter Highlights

•	Net sales of $326.1 million, up 11%.

•	Gross profit $210.5 million, up 19% from $176.6 million.

•	Operating income $61.7 million, up 27% from $48.7 million.

•	Diluted earnings per share of $1.12, up from 83 cents per share.

•	Cash provided by operations $41.6 million, down from $72.9 million.

Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by employment, housing and credit concerns and the European debt crisis continue to represent a risk to our forecasted performance for fiscal year 2012 and beyond.

We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using phosphorylcholine (PC) Technology™ and silicone hydrogel Aquaform® technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision is focused on greater worldwide market penetration as we roll out new products and continue to expand our presence in existing and emerging markets, including through acquisitions.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. In the past three years, CooperVision launched monthly silicone hydrogel spherical, toric and multifocal lens products under our Biofinity® brand and two-week silicone hydrogel spherical and toric lens products under our Avaira brand. In fiscal 2011, we launched our Biofinity spherical silicone hydrogel lens in Japan and our Biofinity multifocal lens globally. Competitive silicone hydrogel single-use lens products are gaining market share and represent a risk to our business. We have not yet marketed a silicone hydrogel single-use product. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.

In August 2011, CooperVision initiated a recall on limited lots of Avaira Toric contact lenses, and in November 2011, this recall was expanded to cover limited lots of Avaira Sphere contact lenses. The recall was initiated because of the level of a residue (silicone oil) on certain lenses. The residue may cause hazy vision, severe eye pain or an eye injury. The manufacturing issue has been identified and process changes have been implemented. These process changes are subject to review by the United States Food and Drug Administration. Avaira Toric and Avaira Sphere lenses that are subject to the recall represented less than 2% of the Company’s fiscal 2011 net sales. Avaira Sphere lenses remain on the market, while Avaira Toric lenses are awaiting FDA authorization to return to the market. This recall is limited solely to specific lots of Avaira Toric and Avaira Sphere contact lenses and no other CooperVision products are involved in this recall.

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

The medical device segment of the women’s healthcare market is highly fragmented. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring products and companies that complement its business model. In fiscal 2011, CooperSurgical acquired Apple Medical, Corporation and Summit Doppler Systems, Inc. We intend to continue to invest in CooperSurgical’s business through acquisitions of companies and product lines.

In the fiscal first quarter of 2011, we refinanced our syndicated Senior Unsecured Revolving Line of Credit due to mature on January 31, 2012, with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and an amortizing term loan facility in an original principal amount of $250.0 million, each of which, mature on January 12, 2016. At January 31, 2012, we had $603.9 million available under the Credit Agreement. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends.

Selected Statistical Information – Percentage of Sales and Growth

Percentage of Sales Three Months Ended January 31,	2012	2011	% Change
Net sales	100%	100%	11%
Cost of sales	35%	40%	(1%)

Gross profit	65%	60%	19%
Selling, general and administrative expense	40%	39%	16%
Research and development expense	4%	3%	17%
Amortization of intangibles	2%	1%	18%

Operating income	19%	17%	27%

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

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women in any clinical setting.

Our consolidated net sales grew by $32.9 million or 11% in the three months ended January 31, 2012:

Three Months Ended January 31, ($ in millions)	2012	2011	% Change
CooperVision	$268.9	$243.6	10%
CooperSurgical	57.2	49.6	15%

	$326.1	$293.2	11%

CooperVision Net Sales

The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

CooperVision’s Proclear® brand aspheric, toric and multifocal contact lenses, manufactured using phosphorylcholine (PC) Technology, help enhance tissue/device compatibility and offer improved lens comfort.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Net sales growth includes increases in single-use spheres up 14% and total spheres up 10%. Total toric lenses grew 8%, including 22% growth of single-use toric lenses, and multifocal lenses grew 25% compared to the prior year period. Silicone hydrogel products grew 39%, and Proclear products increased 7%. Older conventional lens products and cosmetic lenses declined 12% and 34%, respectively.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

CooperVision Net Sales by Geography

Three Months Ended January 31, ($ in millions)	2012	2011	% Change
Americas	$106.0	$96.2	10%
EMEA	95.4	90.7	5%
Asia Pacific	67.5	56.7	19%

	$268.9	$243.6	10%

CooperVision’s worldwide net sales grew 10% in the period-to-period comparison. Americas net sales grew 10%, primarily due to market gains of CooperVision’s silicone hydrogel lenses, up 38% in the period, and single-use lenses, up 22%. EMEA net sales grew 5% in the period driven by increases in sales of silicone hydrogel lenses, up 32% and single-use lenses, up 10%. Net sales to the Asia Pacific region grew 19%, primarily due to sales growth of single-use spherical and toric products, up 15% and silicone hydrogel lenses, up 107%.

CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses together with acquisitions. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.

CooperSurgical Net Sales

CooperSurgical’s net sales increased 15% in the period-to-period comparison to $57.2 million with net sales growth excluding acquisitions of 9%. Sales of products used in surgical procedures grew 24% and now represent 40% of CooperSurgical’s sales compared to 37% in the prior year period. CooperSurgical's sales are primarily comprised of women's healthcare products used by gynecologists and obstetricians in both office and surgical procedures. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix along with increased average realized prices on disposable products have influenced organic sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales Three Months Ended January 31,	2012	2011
CooperVision	64%	59%
CooperSurgical	67%	64%
Consolidated	65%	60%

The increases in CooperVision’s gross margin are largely attributable to improvements in manufacturing efficiencies and product mix, primarily the shift to higher margin silicone hydrogel products. Gross margin also reflects efficiencies associated with the 2009 CooperVision Manufacturing restructuring plan that was completed in the fiscal first quarter of 2011. There were no costs associated with this plan recorded in the current year period and $1.9 million recorded as cost of sales in the prior year period.

The increase in CooperSurgical’s gross margin is largely attributable to manufacturing efficiency improvements and product mix including higher margins on products used in surgical procedures that represented 40% of net sales in the current year period compared to 37% in the prior year period.

Selling, General and Administrative Expense (SGA)

Three Months Ended January 31, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$102.4	38%	$88.6	36%	16%
CooperSurgical	19.3	34%	16.5	33%	17%
Headquarters	10.0	N/A	8.4	N/A	20%

	$131.7	40%	$113.5	39%	16%

The increase in CooperVision’s SGA both in dollars and as a percentage of net sales in the fiscal 2012 period is primarily due to our increased investment in sales and marketing to reach new customers and to promote our silicone hydrogel products.

The increase in CooperSurgical’s SGA in the fiscal 2012 period is primarily due to our increased investment in sales activities to promote our products, with emphasis on products used in surgical procedures, and to support anticipated further growth.

Corporate headquarters’ SGA increased in the fiscal 2012 period primarily due to increased headcount and share-based compensation costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Research and Development Expense

Three Months Ended January 31, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$9.6	4%	$8.2	3%	17%
CooperSurgical	1.8	3%	1.5	3%	19%

	$11.4	4%	$9.7	3%	17%

CooperVision research and development expense increased 17% in the fiscal 2012 period primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s research and development activities include programs to develop single-use silicone hydrogel products and products utilizing PC Technology.

CooperSurgical research and development expense increased 19% in the fiscal 2012 period, primarily due to investments in the design of surgical procedure devices. Other research and development activities include the upgrade and expansion of CooperSurgical’s portfolio of assisted reproductive technology products as well as products within the general obstetrics and gynecology offerings.

Amortization Expense

The 18% increase in amortization expense is due to acquired intangible assets related to acquisitions completed in fiscal 2011.

Operating Income

Three Months Ended January 31, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$56.1	21%	$44.8	18%	25%
CooperSurgical	15.6	27%	12.3	25%	28%
Headquarters	(10.0)	N/A	(8.4)	N/A	(20%)

	$61.7	19%	$48.7	17%	27%

The increase in consolidated operating income in the current year period both in absolute dollars and as a percentage of net sales was primarily due to the increase in gross profit of 19%, partially offset by the increase in operating expenses of 16%.

Interest Expense

Interest expense in the fiscal first quarter of 2012 decreased 47% to $3.7 million as compared to the prior year period. The decrease primarily reflects lower average debt in the current period and a reduction in our long-term borrowings used for capital expenditures along with the redemption of our 7.125% Senior Notes in February 2011.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Share Repurchase

In December 2011, we announced a $150.0 million share repurchase plan authorized by the Company’s Board of Directors. During the fiscal first quarter ended January 31, 2012, the Company repurchased 663 thousand shares of our common stock for $46.1 million at an average purchase price of $69.60. As of January 31, 2012, the Company had remaining authorization to repurchase $103.9 million of our common stock. See Note 8. Stockholders’ Equity to our unaudited consolidated condensed financial statements.

Other Income (Loss), Net

Three Months Ended January 31, (In millions)	2012	2011
Foreign exchange gain (loss)	$0.2	$(0.7)
Other, net	0.5	—

	$0.7	$(0.7)

Provision for Income Taxes

We recorded income tax expense of $4.1 million in the fiscal first quarter of 2012 compared to $1.8 million in the prior year period. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2012 was 7.0%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first quarter of 2011 was 4.4%.

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

On April 1, 2011, the Internal Revenue Service (IRS) issued a Notice of Deficiency to the Company in connection with its audit of the Company’s income tax returns for the years 2005 and 2006. The Notice asserted that the Company is subject to additional taxes due for its tax year 2005 under the anti-deferral provisions of Subpart F of the Internal Revenue Code. A settlement concerning the 2005 claimed deficiency was subsequently reached with District Counsel for the IRS which effectively settled all related matters. The decision document was filed with the U.S. Tax Court on January 19, 2012 with an agreed net deficiency of about $50 thousand.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011. The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

Three Months Ended January 31, (In millions)	2012	2011
Selling, general and administrative expense	$6.5	$4.7
Cost of sales	0.5	0.3
Research and development expense	0.3	0.1
Capitalized in inventory	0.5	0.3

Total compensation expense	$7.8	$5.4

Related income tax benefit	$2.4	$1.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

First Quarter Highlights

•	Operating cash flow $41.6 million vs. $72.9 million in the fiscal first quarter of 2011.

•	Expenditures for purchases of property, plant and equipment $20.0 million vs. $28.8 million in last year’s first quarter.

•	Total debt increased to $410.3 million from $380.4 million at October 31, 2011.

Comparative Statistics

($ in millions)	January 31, 2012	October 31, 2011
Cash and cash equivalents	$7.7	$5.2
Total assets	$2,599.3	$2,624.5
Working capital	$348.9	$273.1
Total debt	$410.3	$380.4
Stockholders’ equity	$1,937.4	$1,937.5
Ratio of debt to equity	0.21:1	0.20:1
Debt as a percentage of total capitalization	17%	16%
Operating cash flow - twelve months ended	$304.9	$336.3

Working Capital

The increase in working capital at January 31, 2012, was primarily due to increases in inventory and other current assets and decreases in accounts payable, other accrued liabilities and short-term debt. This increase was partially offset by decreases in trade accounts receivable and deferred tax assets.

The increase in inventory was primarily due to production to support new product launches and in anticipation of the re-launch of our Avaira Toric contact lenses. At January 31, 2012, Cooper’s inventory months on hand (MOH) were 7.1 representing an increase from 6.2 at January 31, 2011. The decrease in trade accounts receivable was primarily due to timing of collections and also reflects the higher sales in our fiscal fourth quarter of 2011. Our days sales outstanding (DSO) decreased to 59 days at January 31, 2012 from 61 days in the prior year period. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our reported accounts receivable and inventories are recoverable.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Cash Flow

Cash flow provided by operating activities continued in the fiscal first quarter of 2012 as Cooper’s major source of liquidity, at $41.6 million compared to $72.9 million in the prior year period. Current period results include $54.6 million of net income and $31.2 million of non-cash items primarily related to depreciation, amortization, share-based compensation and currency translation. Results also include $44.3 million from the net changes in assets and liabilities. The $31.4 million decrease from the comparable period of fiscal 2011 is primarily due to the $19.2 million increase in inventory and the $10.0 million single lump-sum payment to settle the Rembrandt Vision Technologies, L.P. lawsuit under the agreement reached December 2, 2011.

For the three months ended January 31, 2012, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products totaling $340.7 million. Our primary uses of cash flows from operating activities included $278.8 million used for personnel and material costs and cash payments of $3.7 million and $6.6 million for interest and income tax, respectively, along with the $10.0 million settlement payment related to the Rembrandt lawsuit.

For the three months ended January 31, 2011, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products totaling $301.3 million. Our uses of cash flows provided by operating activities included $224.4 million used primarily for personnel and material costs and cash payments of $0.7 million and $3.2 million for interest and income tax, respectively.

Investing Cash Flow

Cash used in investing activities of $18.8 million in the fiscal first three months of 2012 was for capital expenditures of $20.0 million, primarily to increase manufacturing capacity, and payments of $0.4 million related to acquisitions, partially offset by $1.6 million insurance recovery related to facility repairs.

Cash used in investing activities of $61.2 million in the fiscal first three months of 2011 was for capital expenditures of $28.8 million, primarily to improve manufacturing efficiency, and payments of $32.4 million related to acquisitions.

Financing Cash Flow

The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as share-based compensation awards and share repurchases. Cash used in financing activities of $20.2 million in the fiscal first three months of 2012 was driven by $46.1 million in payments for share repurchases under the plan discussed above, a $1.3 million payment for contingent consideration and $2.6 million for share-based compensation awards partially offset by net borrowings of debt of $29.9 million.

Cash used in financing activities of $11.9 million in the fiscal first three months of 2011 was driven by net repayments of debt of $8.9 million, and acquisition costs related to the Credit Agreement of $9.2 million, partially offset by proceeds of $6.2 million from the exercise of share-based compensation awards.

At January 31, 2012, we had $603.9 million available under the Credit Agreement, and we are in compliance with the financial covenants including the Interest Coverage Ratio and Total Leverage Ratio at 27.52 to 1.00 versus the requirement to be at least 3.00 to 1.00 and 1.06 to 1.00 versus the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

requirement to remain below 3.75 to 1.00, respectively. As defined in the Credit Agreement, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA.

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

During the fiscal first quarter of 2012, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, for a more complete discussion of our estimates and critical accounting policies.

The Company performed its annual impairment test of goodwill during the fiscal third quarter of 2011, and our analysis indicated that we had no impairment of goodwill. As described in Note 3. Intangible Assets in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in ASC 350, Intangibles-Goodwill and Other . The ASU defines the more-likely-than-not threshold as having a likelihood of more than 50%. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

permitted. The Company plans to early adopt this ASU for the fiscal year beginning on November 1, 2011 and does not anticipate that the adoption will have an impact on our consolidated financial statements.

On November 1, 2011, the Company adopted the provisions of the FASB issued ASU 2010-29, Business Combinations: Disclosure of Supplementary Proforma Information for Business Combinations, which amends ASC 805, Business Combinations. The amendments in this ASU affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental proforma disclosures to include a description of the nature and amount of material, nonrecurring proforma adjustments directly attributable to the business combination included in the reported proforma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As this guidance only requires enhanced disclosures, its adoption does not have a material impact on our consolidated condensed financial statements.

On November 1, 2011, the Company adopted the provisions of the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amends ASC 350, Intangibles – Goodwill and Other. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not anticipate the adoption of this guidance will have a material impact on our consolidated condensed financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Concluded

periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. The amendments made by these ASUs should be applied retrospectively and become effective for fiscal years (and interim periods within those years) beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of these ASUs, which are effective for the Company for the fiscal year beginning on November 1, 2012, will have a material impact on our consolidated financial statements.

Trademarks

Aquaform® , Avaira®, Biofinity® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ is a trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Swedish krona and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement may vary with the London Interbank Offered Rate (LIBOR). We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

In fiscal 2011, we refinanced our syndicated Senior Unsecured Revolving Line of Credit due to mature on January 31, 2012, with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and an amortizing term loan facility in an original principal amount of $250.0 million, each of which, mature on January 12, 2016. On February 15, 2011, we redeemed all $339.0 million aggregate principal amount outstanding of our Senior Notes, in accordance with the terms of the Indenture, from borrowings under the new Credit Agreement, including $250.0  million from the term loan facility.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2012, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of January 31, 2012, there has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Tax Matter

On April 1, 2011, the Internal Revenue Service (IRS) issued a Notice of Deficiency to the Company in connection with its audit of the Company’s income tax returns for the years 2005 and 2006. The Notice asserted that the Company is subject to additional taxes due for its tax year 2005 under the anti-deferral provisions of Subpart F of the Internal Revenue Code. A settlement concerning the 2005 claimed deficiency was subsequently reached with District Counsel for the IRS which effectively settled all related matters. The decision document was filed with the U.S. Tax Court on January 19, 2012 with an agreed net deficiency of about $50 thousand.

Securities Litigation

On November 28, 2011, Harold Greenberg filed a complaint in the United States District Court for the Northern District of California, Case No. 4:11-cv-05697-YGR, against the following defendants: the Company; Robert S. Weiss, its President, Chief Executive Officer and a director; Eugene J. Midlock, its former Senior Vice President and Chief Financial Officer; and Albert G. White, III, its Vice President of Investor Relations, Treasurer and Chief Strategic Officer. On December 12, 2011, a second individual, Ross Wallen, filed a related complaint against the same defendants in the Northern District of California, Case No. 4:11-cv-06214-YGR. The Wallen complaint largely repeats the allegations in the Greenberg complaint. Greenberg and Wallen each sought to represent a class of persons who purchased the Company’s common stock between March 4, 2011 and November 15, 2011.

The Greenberg and Wallen complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, failing to disclose alleged problems at the Company’s manufacturing plants in Puerto Rico and the United Kingdom, allegedly making material misstatements with an intent to deceive investors concerning the recall of the Company’s Avaira Toric and Avaira Sphere contact lenses and the expected financial impact of the recalls, and allegedly making false projections of future financial results. Both complaints seek unspecified damages on behalf of the purported class.

The Private Securities Litigation Reform Act of 1995 sets out a procedure for the court to consolidate related securities class actions and to appoint a lead plaintiff. On February 29, 2012, the court ordered the Greenberg and Wallen actions be consolidated and appointed Universal-Investment-Gesellschaft mbH as lead plaintiff.

The lawsuits have only recently been filed and there has been no discovery or other proceedings. Accordingly, the Company is not in a position to assess whether any loss or adverse effect on the Company’s financial condition is probable or remote or to estimate the range of potential loss, if any.

Derivative Litigation

On January 9, 2012, Joseph Operman filed a purported shareholder derivative complaint in the United States District Court for the Northern District of California, Case No. 4:12-cv-00143-YGR, against members of the Company's board of directors. The derivative complaint seeks recovery on behalf of the Company, which is named as a “nominal defendant.” The derivative complaint purports to allege causes of action for breach of fiduciary duties and failure to exercise oversight responsibilities against all defendants and a cause of action for contribution against Mr. Weiss for alleged violations of Section 10(b) of the Securities Exchange Act of 1934. The derivative complaint largely repeats the allegations in the securities class action complaints described above. The Company and the individual defendants have not yet filed a response to the derivative complaint.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
11/1/11 – 11/30/11	—	$—	—	$—
12/1/11 – 12/31/11	332,817	$69.48	332,817	$126,876,000
1/1/12 – 1/31/12	330,170	$69.72	330,170	$103,857,000

Total	662,987	$69.60	662,987

The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the $150.0 million share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program runs through December 31, 2012 and may be discontinued at any time. At January 31, 2012, approximately $103.9 million remained authorized for repurchase under the 2012 Share Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description

10.1	The Cooper Companies, Inc. 2012 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 6. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 9, 2012	/s/ Rodney E. Folden
Rodney E. Folden
Vice President and Corporate Controller (Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.

10.1	The Cooper Companies, Inc. 2012 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 6. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.