Form 10-Q
period 2012-04-30
COOPER COMPANIES INC
filed 2012-06-08
CIK 711404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,140,727 Shares
Class	Outstanding at April 30, 2012

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Periods Ended April 30,

(In thousands, except for earnings per share)

(Unaudited)

	Three Months		Six Months
	2012	2011	2012	2011
Net sales	$344,589	$325,301	$670,649	$618,530
Cost of sales	123,893	123,539	239,500	240,162

Gross profit	220,696	201,762	431,149	378,368
Selling, general and administrative expense	136,962	126,382	268,710	239,835
Research and development expense	13,031	10,390	24,455	20,117
Amortization of intangibles	5,263	4,734	10,816	9,447

Operating income	65,440	60,256	127,168	108,969
Interest expense	3,071	4,268	6,733	11,219
Loss on extinguishment of debt	0	16,487	0	16,487
Other income (expense), net	310	219	992	(514)

Income before income taxes	62,679	39,720	121,427	80,749
Provision for income taxes	7,758	4,360	11,883	6,174

Net income	$54,921	$35,360	$109,544	$74,575

Basic earnings per share	$1.15	$0.76	$2.30	$1.61

Diluted earnings per share	$1.12	$0.73	$2.24	$1.56

Number of shares used to compute earnings per share:
Basic	47,708	46,506	47,691	46,242

Diluted	49,007	48,239	48,941	47,807

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(In thousands)

(Unaudited)

	April 30, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,745	$5,175
Trade accounts receivable, net of allowance for doubtful accounts of $4,324 at April 30, 2012 and $4,826 at October 31, 2011	202,882	214,779
Inventories	286,069	253,584
Deferred tax assets	33,226	33,684
Prepaid expense and other current assets	46,361	33,125

Total current assets	576,283	540,347

Property, plant and equipment, at cost	979,085	955,980
Less: accumulated depreciation and amortization	385,482	346,775

	593,603	609,205

Goodwill	1,275,444	1,276,567
Other intangibles, net	118,077	128,341
Deferred tax assets	20,237	21,828
Other assets	44,917	48,230

	$2,628,561	$2,624,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$44,216	$52,979
Accounts payable	54,926	61,755
Employee compensation and benefits	42,380	48,790
Accrued income taxes	2,507	2,828
Other current liabilities	84,096	100,854

Total current liabilities	228,125	267,206

Long-term debt	275,092	327,453
Deferred tax liabilities	19,008	20,127
Accrued pension liability and other	68,380	72,244

Total liabilities	590,605	687,030

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	0	0
Common stock, 10 cents par value, shares authorized: 70,000; issued 48,915 at April 30, 2012 and 48,015 at October 31, 2011	4,892	4,802
Additional paid-in capital	1,218,238	1,180,250
Accumulated other comprehensive loss	(21,068)	(18,110)
Retained earnings	881,259	773,136
Treasury stock at cost: 774 shares at April 30, 2012 and 169 shares at October 31, 2011	(45,365)	(2,590)

Stockholders’ equity	2,037,956	1,937,488

	$2,628,561	$2,624,518

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Six Months Ended April 30,

(In thousands)

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$109,544	$74,575
Depreciation and amortization	52,570	46,405
Loss on extinguishment of debt	0	16,487
Decrease in operating capital	(59,847)	(14,911)
Other non-cash items	19,924	15,266

Net cash provided by operating activities	122,191	137,822

Cash flows from investing activities:
Purchases of property, plant and equipment	(43,057)	(52,016)
Acquisitions of businesses, net of cash acquired, and other	(647)	(36,599)
Insurance proceeds received	4,740	0

Net cash used in investing activities	(38,964)	(88,615)

Cash flows from financing activities:
Payment of contingent consideration	(1,314)	0
Net repayments of short-term debt	(8,762)	(2,562)
Repayments of long-term debt	(628,750)	(1,104,905)
Proceeds from long-term debt	576,388	1,037,465
Dividends on common stock	(1,421)	(1,385)
Debt acquisition costs	0	(9,524)
Repurchase of common stock	(46,143)	0
Excess tax benefit from share-based compensation arrangements	5,576	0
Issuance of common stock for employee stock plans	23,857	36,165

Net cash used in financing activities	(80,569)	(44,746)
Effect of exchange rate changes on cash and cash equivalents	(88)	396

Net increase in cash and cash equivalents	2,570	4,857
Cash and cash equivalents - beginning of period	5,175	3,573

Cash and cash equivalents - end of period	$7,745	$8,430

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Periods Ended April 30,

(In thousands)

(Unaudited)

	Three Months		Six Months
	2012	2011	2012	2011
Net income	$54,921	$35,360	$109,544	$74,575
Other comprehensive income (loss):
Foreign currency translation adjustment	8,521	21,617	(3,313)	21,790
Change in value of derivative instruments, net of tax	365	(2,538)	284	(2,396)
Additional minimum pension liability, net of tax	7	7	15	15
Unrealized gain on marketable securities, net of tax	19	0	56	0

Other comprehensive income (loss)	8,912	19,086	(2,958)	19,409

Comprehensive income	$63,833	$54,446	$106,586	$93,984

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1. General

The Cooper Companies, Inc. (Cooper, we or the Company) is a global medical device company publicly traded on the NYSE Euronext (NYSE:COO). Cooper is dedicated to serving the needs of the healthcare professional, improving the quality of life for its employees and customers and providing competitive products. Cooper operates through our business units, CooperVision and CooperSurgical.

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

The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at April 30, 2012 and October 31, 2011, the consolidated results of its operations for the three and six months ended April 30, 2012 and 2011 and its consolidated condensed cash flows for the six months ended April 30, 2012 and 2011. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

During the fiscal first half of 2012, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, for a more complete discussion of our estimates and critical accounting policies.

Note 2. Inventories

(In thousands)	April 30, 2012	October 31, 2011
Raw materials	$67,724	$62,832
Work-in-process	12,746	15,440
Finished goods	205,599	175,312

	$286,069	$253,584

Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 3. Intangible Assets

Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2010	$1,044,272	$217,704	$1,261,976
Net additions during the year ended October 31, 2011	952	12,272	13,224
Translation	1,363	4	1,367

Balance as of October 31, 2011	1,046,587	229,980	1,276,567
Net additions during the six-month period ended April 30, 2012	260	(120)	140
Translation	(1,216)	(47)	(1,263)

Balance as of April 30, 2012	$1,045,631	$229,813	$1,275,444

We performed our annual impairment test in our fiscal third quarter of 2011, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, we will continue to monitor conditions and changes which could indicate that our recorded goodwill may be impaired.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Other Intangible Assets

	As of April 30, 2012		As of October 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$3,204	$1,517	$3,204	$1,431
Technology	110,283	67,142	109,896	62,525
Shelf space and market share	110,296	53,479	110,296	47,861
License and distribution right and other	23,782	7,350	23,782	7,020

	247,565	$129,488	247,178	$118,837

Less accumulated amortization and translation	129,488		118,837

Other intangible assets, net	$118,077		$128,341

We estimate that amortization expense for our existing other intangible assets will average $20.6 million per year in the three-year period ending October 31, 2014, and average $11.7 million in the two succeeding years ending October 31, 2016.

Note 4. Debt

(In thousands)	April 30, 2012	October 31, 2011
Short-term:
Overdraft and other credit facilities	$31,716	$40,479
Current portion of long-term debt	12,500	12,500

	$44,216	$52,979

Long-term:
Credit agreement	$274,875	$327,225
Other	217	228

	$275,092	$327,453

Credit Agreement: See Note 13. Subsequent Event for details on our recent amendment to this credit agreement. On January 12, 2011, Cooper refinanced its existing syndicated Senior Unsecured Revolving Line of Credit (Revolver) with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and an amortizing term loan facility in an original principal amount of $250.0 million, each of which, unless terminated earlier, mature on January 12, 2016. In addition, we have the ability from time to time to increase the revolving credit facility by up to an additional $250.0 million. KeyBank led the refinancing with certain banks that participated in the Revolver retaining or increasing their participation in the Credit Agreement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

At April 30, 2012, we had $696.8 million available under the Credit Agreement.

Amounts outstanding under the new Credit Agreement bear interest, at our option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank’s prime rate, (b) one-half of one percent in excess of the federal funds effective rate and (c) one percent in excess of the adjusted Eurodollar rate for a one-month interest period on such day, or the Eurodollar or adjusted foreign currency rate, plus, in each case, an applicable margin in respect of base rate loans and in respect of Eurodollar or adjusted foreign currency rate loans. The applicable margins are determined quarterly based upon our ratio of consolidated funded indebtedness to consolidated proforma EBITDA, as defined in the Credit Agreement.

We pay an annual commitment fee that ranges from 0.15% to 0.50% of the unused portion of the revolving credit facility depending on our ratio of consolidated funded indebtedness to consolidated proforma EBITDA, as defined in the Credit Agreement. In addition to this annual commitment fee, we are also required to pay certain letter of credit and related fronting fees and other administrative fees pursuant to the terms of the Credit Agreement.

The Credit Agreement is not secured by any of its, or any of its subsidiaries’, assets. All obligations under the Credit Agreement will be guaranteed by each of our existing and future direct and indirect material domestic subsidiaries.

The term loan facility will amortize in equal quarterly installments as follows, with the remainder due on the term loan maturity date: 5% of the aggregate principal amount of the term loan for the first three years following the closing date and 10% of the aggregate principal amount of the term loan for the fourth and fifth years following the closing date.

Pursuant to the terms of the Credit Agreement, we are also required to maintain specified financial ratios:

•	The ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense (as defined, Interest Coverage Ratio) be at least 3.00 to 1.00 at all times.

•	The ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA (as defined, Total Leverage Ratio) be no higher than 3.75 to 1.00.

At April 30, 2012, we were in compliance with the Interest Coverage Ratio at 30.86 to 1.00 and the Total Leverage Ratio at 0.80 to 1.00.

In our fiscal first quarter of 2011, we wrote off about $0.3 million of debt issuance costs in interest expense as a result of extinguishing the Revolver. The remaining $0.5 million of existing debt issuance costs and the $9.5 million of costs incurred to refinance the Credit Agreement are carried in other assets and amortized to interest expense over the life of the Credit Agreement.

Senior Notes: On January 31, 2007, we issued $350.0 million aggregate principal amount of 7.125% Senior Notes (the Notes) due February 15, 2015, of which none were outstanding during fiscal 2012. The Notes paid interest semi-annually on February 15 and August 15 of each year, beginning August 15, 2007. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

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

In our fiscal second quarter of 2011, we recorded a $16.5 million loss on the repurchase that includes the write-off of about $4.4 million of unamortized costs and the redemption premium of $12.1 million related to the Notes on our Consolidated Statement of Income. We paid the aggregate purchase price from borrowings under the new Credit Agreement, including $250.0 million from the term loan facility.

Note 5. Income Taxes

Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2012 was 9.8%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first half of 2011 was 7.6%. The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates.

We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2011, the Company had total gross unrecognized tax benefits of $27.4 million. If recognized, $27.3 million of unrecognized tax benefits would impact the Company’s ETR. For the six-month period ended April 30, 2012, there were no material changes to the total amount of unrecognized tax benefits.

Interest and penalties of $1.6 million have been reflected as a component of the total liability as of November 1, 2011. It is the Company’s policy to recognize the items of interest and penalties directly related to income taxes as additional income tax expense.

Included in the balance of unrecognized tax benefits at November 1, 2011, is $9.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to the settlement of litigation in the U.S. Tax Court and expiring statutes in various jurisdictions worldwide and is comprised of transfer pricing, Subpart F and other items.

As of April 30, 2012, the tax years for which the Company remains subject to United States Federal income tax assessment upon examination are 2008 through 2011. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2007 through 2011.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

On April 1, 2011, the Internal Revenue Service (IRS) issued a Notice of Deficiency to the Company in connection with its audit of the Company’s income tax returns for the years 2005 and 2006. The Notice asserted that the Company is subject to additional taxes due for its tax year 2005 under the anti-deferral provisions of Subpart F of the Internal Revenue Code. A settlement concerning the 2005 claimed deficiency was subsequently reached with District Counsel for the IRS which effectively settled all related matters. The decision document was filed with the U.S. Tax Court on January 19, 2012, with an agreed net deficiency of about $50 thousand.

Note 6. Earnings Per Share

Periods Ended April 30,	Three Months		Six Months
(In thousands, except per share amounts)	2012	2011	2012	2011
Net income	$54,921	$35,360	$109,544	$74,575

Basic:
Weighted average common shares	47,708	46,506	47,691	46,242

Basic earnings per common share	$1.15	$0.76	$2.30	$1.61

Diluted:
Weighted average common shares	47,708	46,506	47,691	46,242
Effect of dilutive stock options	1,299	1,733	1,250	1,565

Diluted weighted average common shares	49,007	48,239	48,941	47,807

Diluted earnings per common share	$1.12	$0.73	$2.24	$1.56

The following table sets forth stock options to purchase Cooper’s common stock that were not included in the diluted net income per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2012	2011	2012	2011
Numbers of stock option shares excluded	10	1,232	99	1,255

Range of exercise prices	$80.51	$67.65-$80.51	$73.40-$80.51	$62.60-$80.51

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Note 7. Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011. The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Selling, general and administrative expense	$4.2	$3.2	$10.7	$7.9
Cost of sales	0.2	0.2	0.7	0.5
Research and development expense	0.3	0.2	0.6	0.3
Capitalized in inventory	0.2	0.2	0.7	0.5

Total compensation expense	$4.9	$3.8	$12.7	$9.2

Related income tax benefit	$1.5	$1.1	$4.0	$2.8

Note 8. Stockholders’ Equity

Share Repurchases

On December 15, 2011, we announced that the Company’s Board of Directors authorized the 2012 Share Repurchase Program of up to $150.0 million of the Company’s common stock. This program runs through December 31, 2012, and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. No shares were repurchased in the three-month period ended April 30, 2012. During the six months ended April 30, 2012, the Company repurchased 663 thousand shares of the Company’s common stock for $46.1 million, at an average purchase price of $69.60 per share. The Company did not repurchase any shares during fiscal 2011. At April 30, 2012, approximately $103.9 million remained authorized for repurchase under the 2012 Share Repurchase Program.

Dividends

We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 7, 2012, to stockholders of record on January 25, 2012.

Note 9. Fair Value Measurements

As of April 30, 2012 and October 31, 2011, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

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

We may use interest rate swaps to maintain our desired mix of fixed-rate and variable-rate debt. The swaps exchange fixed and variable rate payments without exchanging the notional principal amount of the debt. The Company has elected to use the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets, specifically Eurodollar futures contracts up to three years, and inputs other than quoted prices that are observable for the asset or liability - specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first half of 2012, within the fair value hierarchy at April 30, 2012, and fiscal year 2011, within the fair value hierarchy at October 31, 2011:

(In millions)	April 30, 2012	October 31, 2011
Assets:
Foreign exchange contracts	$0.4	$0.5

Liabilities:
Interest rate swaps	$4.2	$4.6
Foreign exchange contracts	0.4	0.4

	$4.6	$5.0

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

Cooper’s results of operations for the three and six months ended April 30, 2012 and 2011 reflect the following components of net periodic pension costs:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2012	2011	2012	2011
Service cost	$1,234	$1,187	$2,468	$2,374
Interest cost	764	743	1,527	1,487
Expected returns on assets	(856)	(736)	(1,712)	(1,472)
Amortization of prior service cost	6	6	12	12
Amortization of transition obligation	5	5	10	10
Recognized net actuarial loss	281	188	563	376

Net periodic pension cost	$1,434	$1,393	$2,868	$2,787

The Company contributed to the pension plan $1.2 million and $2.2 million for the three and six months ended April 30, 2012, respectively, and expects to contribute an additional $3.0 million in fiscal 2012. The Company contributed to the pension plan $1.2 million and $2.0 million for the three and six months ended April 30, 2011. The expected rate of return on plan assets for determining net periodic pension cost is 8.5%.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

On February 29, 2012, the court ordered the Greenberg and Wallen actions consolidated and appointed Universal-Investment-Gesellschaft mbH Lead Plaintiff. On May 4, 2012, the lead plaintiff filed a Consolidated Amended Complaint, which alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Sections 10(b) of the Securities Exchange Act by, among other things, making misrepresentations with an intent to deceive investors concerning the safety of the Avaira® Toric and Avaira Sphere contact lenses, which the Company recalled in 2011. The Consolidated Amended Complaint seeks unspecified damages on behalf of the purported class.

On June 1, 2012, defendants filed a motion to dismiss the Consolidated Amended Complaint, which is scheduled for hearing on August 7, 2012. Discovery is stayed pending a resolution of motions to dismiss. The Company is not in a position to assess whether any loss or adverse effect on the Company’s financial condition is probable or remote or to estimate the range of potential loss, if any.

Derivative Litigation

On January 9, 2012, Joseph Operman filed a purported shareholder derivative complaint in the United States District Court for the Northern District of California, Case No. 4:12-cv-00143-YGR, against members of the Company’s board of directors. The derivative complaint seeks recovery on behalf of the Company, which is named as a “nominal defendant.” The derivative complaint purports to allege causes of action for breach of fiduciary duties and failure to exercise oversight responsibilities against all defendants and a cause of action for contribution against Mr. Weiss for alleged violations of Section 10(b) of the Securities Exchange Act of 1934. On May 18, 2012, Operman filed an Amended Derivative Complaint. The amended derivative complaint largely repeats the allegations of misrepresentations in the securities class action complaints described above, and includes allegations of false projections of future financial results. The Company and the individual defendants have not yet filed a response to the derivative complaint. The parties have agreed, pending approval by the Court, to extend the deadline for responding to the derivative complaint until after the court rules on the defendants’ motion to dismiss in the class action.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(Unaudited)

Segment information:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2012	2011	2012	2011
CooperVision net sales by category:
Toric lens	$89,374	$84,882	$171,165	$160,669
Multifocal lens	22,280	18,083	43,042	34,712
Single-use sphere lens	62,616	58,922	123,062	111,870
Non single-use sphere and other eye care products and other	113,737	113,404	219,671	211,669

Total CooperVision net sales	288,007	275,291	556,940	518,920
CooperSurgical net sales	56,582	50,010	113,709	99,610

Total net sales	$344,589	$325,301	$670,649	$618,530

Operating income (loss):
CooperVision	$57,787	$55,932	$113,908	$100,734
CooperSurgical	16,534	12,200	32,185	24,469
Headquarters	(8,881)	(7,876)	(18,925)	(16,234)

Total operating income	65,440	60,256	127,168	108,969
Interest expense	3,071	4,268	6,733	11,219
Loss on extinguishment of debt	0	16,487	0	16,487
Other income (expense), net	310	219	992	(514)

Income before income taxes	$62,679	$39,720	$121,427	$80,749

(In thousands)	April 30, 2012	October 31, 2011
Identifiable assets:
CooperVision	$2,211,275	$2,206,068
CooperSurgical	355,743	354,020
Headquarters	61,543	64,430

Total	$2,628,561	$2,624,518

Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2012	2011	2012	2011
Net sales to external customers by country of domicile:
United States	$164,668	$154,470	$314,798	$288,205
Europe	96,162	95,500	189,913	184,404
Rest of world	83,759	75,331	165,938	145,921

Total	$344,589	$325,301	$670,649	$618,530

(In thousands)	April 30, 2012	October 31, 2011
Long-lived assets by country of domicile:
United States	$362,845	$373,211
Europe	221,864	226,665
Rest of world	8,894	9,329

Total	$593,603	$609,205

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Concluded

(Unaudited)

Note 13. Subsequent Event

On May 31, 2012, Cooper entered into an amendment (Amendment) to our Credit Agreement, dated as of January 12, 2011, by and among the Company, CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent. The Credit Agreement provided for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and a delayed draw term loan facility in an original principal amount of $250.0 million. Concurrently with the effectiveness of the Amendment, and pursuant to the terms of the Credit Agreement, we repaid in full the outstanding term loan.

The Amendment also modified certain provisions of the Credit Agreement. Significant modifications include an increase in the aggregate commitment amount under the revolving credit facility to $1.0 billion; amending the amount by which the aggregate commitment amount under the revolving facility may be increased, upon written request by Cooper, to $500.0 million; and the extension of the termination date of the Credit Agreement to May 31, 2017.

The Amendment also amended the commitment fee rate to a range between 0.100% and 0.275% of the unused portion of the revolving facility based on a pricing grid tied to our total leverage ratio (as defined in the Credit Agreement) and amended the applicable margin rates such that the loans outstanding under the Credit Agreement will bear interest based, at our option, on either the base rate or the adjusted Eurodollar rate or adjusted foreign currency rate (each as defined in the Credit Agreement), plus an applicable margin of between 0.00% and 0.75% in respect of base rate loans and between 1.00% and 1.75% in respect of adjusted Eurodollar rate or adjusted foreign currency rate loans, in each case in accordance with a pricing grid tied to our total leverage ratio.

In our fiscal third quarter of 2012, we will record a charge of about $1.4 million of debt issuance costs in interest expense as a result of amending the Credit Agreement. The remaining $6.0 million of existing debt issuance costs and the approximately $1.3 million of costs incurred to amend the Credit Agreement are carried in other assets and amortized to interest expense over the life of the Credit Agreement.

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

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•

Adverse changes in global or regional general business, political and economic conditions due to the current global economic downturn, including the impact of continuing uncertainty and instability of certain European Union countries which could adversely affect our global markets.

•	Reduced sales, loss of customers, and costs and expenses related to the recall of certain lots of the Avaira® Toric and Avaira Sphere contact lenses.

•	Foreign currency exchange rate and interest rate fluctuations including the risk of further declines in the value of the euro that would decrease our revenues and earnings.

•	A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses.

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection or other litigation.

•	Changes in tax laws or their interpretation and changes in effective tax rates.

•	Limitations on sales following new product introductions due to poor market acceptance.

•	New competitors, product innovations or technologies.

•	The impact of acquisitions or divestitures on revenues, earnings or margins.

•	Interest rate and foreign currency exchange rate fluctuations.

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

•

Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, as such Risk Factors may be updated in quarterly filings.

We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

In this section, we discuss the results of our operations for the fiscal second quarter of 2012 and compare them with the same period of fiscal 2011. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”

Second Quarter Highlights

•	Net sales of $344.6 million, up 6% from $325.3 million.

•	Gross profit $220.7 million, up 9% from $201.8 million.

•	Operating income $65.4 million, up 9% from $60.3 million.

•	Diluted earnings per share of $1.12, up from 73 cents per share.

•	Cash provided by operations $80.6 million, up from $64.9 million.

Six-Month Highlights

•	Net sales of $670.6 million, up 8% from $618.5 million.

•	Gross profit $431.1 million, up 14% from $378.4 million.

•	Operating income $127.2 million, up 17% from $109.0 million.

•	Diluted earnings per share of $2.24, up from $1.56 cents per share.

•	Cash provided by operations $122.2 million, down from $137.8 million.

Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by employment, housing and credit concerns together with the European debt crisis and related foreign currency volatility impacts our current performance and continue to represent a risk to our forecasted performance for fiscal year 2012 and beyond.

We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using phosphorylcholine (PC) Technology™ and silicone hydrogel Aquaform® Comfort Science™ technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision is focused on greater worldwide market penetration as we roll out new products and continue to expand our presence in existing and emerging markets, including through acquisitions.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. CooperVision markets monthly silicone hydrogel spherical, toric and multifocal lens products under our Biofinity® brand and two-week silicone hydrogel spherical and toric lens products under our Avaira brand. In fiscal 2011, we launched our Biofinity spherical silicone hydrogel lens in Japan and our Biofinity multifocal lens globally. Competitive silicone hydrogel single-use lens products are gaining market share and represent a risk to our business. We have not yet marketed a silicone hydrogel single-use product. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

In August 2011, CooperVision initiated a recall on limited lots of Avaira Toric contact lenses, and in November 2011, this recall was expanded to cover limited lots of Avaira Sphere contact lenses. While Avaira Toric was taken off of the market, Avaira Sphere remained on the market throughout the recall. On April 15, 2012, the FDA granted us a Special 501(k) clearance to return Avaira Toric lenses to the market and in May 2012, CooperVision relaunched Avaira Toric with shipments available for select distribution. Avaira Toric and Avaira Sphere lenses that were subject to the recall represented less than 2% of the Company’s fiscal 2011 net sales.

We are also in the process of developing a number of new contact lens products to enhance CooperVision’s worldwide product lines. We recently launched Proclear® 1 Day multifocal. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology™ materials and new lens designs, including multifocal and single-use lenses.

The medical device segment of the women’s healthcare market is highly fragmented. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring products and companies that complement its business model. On June 4, 2012, we announced the voluntary tender offer to acquire all the issued and outstanding shares and warrants of Origio a/s, Oslo Stock Exchange (OSE: ORO), for NOK 28 per share. The tender offer is set to expire June 22, 2012, unless the tender offer is extended. Origio’s Board of Directors recommends that shareholders accept the tender offer. If the tender offer is successful, the transaction is anticipated to close during our fiscal third quarter 2012. Cooper, through its subsidiaries, plans to finance the acquisition with available off-shore cash and credit facilities. Origio is a global in-vitro fertilization (IVF) medical device company that develops, manufactures and distributes highly specialized products that target IVF treatment with a goal to make fertility treatment safer, more efficient and convenient. Based in Malov, Denmark, Origio has approximately 320 employees and generated sales of DKK 370 million, approximately US$65.0 million, in 2011.

On May 31, 2012, we entered into an amendment to our senior unsecured Credit Agreement. The aggregate commitment of the Senior Unsecured Revolving Line of Credit was increased to $1.0 billion from $750.0 million, and the $234.4 million outstanding balance on the term loan was fully repaid using the new revolving facility. This facility offers additional availability, lower interest rates and extends the maturity date to May 31, 2017 from January 12, 2016. In addition, we have the ability to increase the revolving credit facility by up to an additional $500.0 million. KeyBank led the refinancing with certain banks that participated in the Credit Agreement retaining or increasing their participation in the Revolver.

At April 30, 2012, we had $696.8 million available under the existing Credit Agreement. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selected Statistical Information – Percentage of Sales and Growth

Percentage of Sales	Three Months			Six Months
Periods Ended April 30,	2012	2011	% Change	2012	2011	% Change
Net sales	100%	100%	6%	100%	100%	8%
Cost of sales	36%	38%	—	36%	39%	—

Gross profit	64%	62%	9%	64%	61%	14%
Selling, general and administrative expense	40%	39%	8%	40%	39%	12%
Research and development expense	4%	3%	25%	4%	3%	22%
Amortization of intangibles	1%	1%	11%	1%	1%	14%

Operating income	19%	19%	9%	19%	18%	17%

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

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women in any clinical setting.

Our consolidated net sales grew by $19.3 million or 6% and $52.1 million or 8% in the three and six months ended April 30, 2012, respectively:

Periods Ended April 30,	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
CooperVision	$288.0	$275.3	5%	$556.9	$518.9	7%
CooperSurgical	56.6	50.0	13%	113.7	99.6	14%

	$344.6	$325.3	6%	$670.6	$618.5	8%

CooperVision Net Sales

The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

CooperVision’s Proclear brand aspheric, toric and multifocal contact lenses, manufactured using PC Technology, help enhance tissue/device compatibility and offer improved lens comfort.

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

Net sales growth in the three-month period includes increases in single-use spheres up 6% and total spheres up 2%. Total toric lenses grew 5%, including 20% growth of single-use toric lenses, and multifocal lenses grew 23% compared to the prior year period. Silicone hydrogel products grew 29%. Proclear single-use sphere lenses grew 13% as total Proclear products declined 4%. Older conventional lens products and cosmetic lenses declined 12% and 5%, respectively.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

CooperVision Net Sales by Geography

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2012	2011	% Change	2012	2011	% Change
Americas	$122.0	$117.3	4%	$228.0	$213.5	7%
EMEA	98.0	97.2	1%	193.4	187.9	3%
Asia Pacific	68.0	60.8	12%	135.5	117.5	15%

	$288.0	$275.3	5%	$556.9	$518.9	7%

CooperVision’s worldwide net sales grew 5% in the three-month period and grew 7% in the six-month period. Americas net sales grew 4% and 7% in the three- and six-month periods, respectively, primarily due to market gains of CooperVision’s silicone hydrogel lenses, up 24% in the three-month period and 30% in the six-month period, and single-use lenses, up 14% in the three month period and 17% in the six-month period. EMEA net sales grew 1% and 3% driven by increases in sales of silicone hydrogel lenses, up 26% and 29% in the three- and six-month periods, respectively. EMEA net sales growth in both current year periods was negatively impacted due to the weakening of the euro and the British pound compared to the U.S. dollar. Net sales to the Asia Pacific region grew 12% and 15% in the three- and six-month periods, primarily due to sales growth of single-use lenses, up 10% and 13%, and silicone hydrogel lenses, up 114% and 110%, in each of the respective three- and six-month periods. Asia Pacific net sales growth in both current year periods was positively impacted by the strengthening of the Japanese yen and Australian dollar compared to the U.S. dollar.

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

CooperSurgical Net Sales

CooperSurgical’s net sales increased 13% and 14% in the three- and six-month periods to $56.6 million and $113.7 million, respectively, with net sales growth excluding acquisitions of 8% and 9%, respectively. Sales of products used in surgical procedures grew 22% in the current year three-month period and now represent 39% of CooperSurgical’s sales compared to 36% in the prior year period. CooperSurgical’s sales are primarily comprised of women’s healthcare products used by gynecologists and obstetricians in both office and surgical procedures. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix along with increased average realized prices on disposable products have influenced organic sales growth.

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales Periods Ended April 30,	Three Months		Six Months
	2012	2011	2012	2011
CooperVision	63%	61%	64%	61%
CooperSurgical	68%	65%	68%	64%
Consolidated	64%	62%	64%	61%

The increases in CooperVision’s gross margin are largely attributable to improvements in manufacturing efficiencies and product mix, primarily the shift to higher margin silicone hydrogel products. Gross margin also reflects efficiencies associated with the 2009 CooperVision Manufacturing restructuring plan that was completed in the fiscal first quarter of 2011. There were no costs associated with this plan recorded in the current year periods and $1.9 million recorded as cost of sales in the prior fiscal year six-month period.

The increase in CooperSurgical’s gross margin for the fiscal first half of 2012 is largely attributable to manufacturing efficiency improvements and product mix including higher margins on products used in surgical procedures that represented 39% of net sales in the current year period compared to 36% in the prior year period.

Selling, General and Administrative Expense (SGA)

Three Months Ended April 30, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$109.6	38%	$101.2	37%	8%
CooperSurgical	18.5	33%	17.3	35%	7%
Headquarters	8.9	N/A	7.9	N/A	13%

	$137.0	40%	$126.4	39%	8%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Six Months Ended April 30, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$212.0	38%	$189.7	37%	12%
CooperSurgical	37.8	33%	33.9	34%	12%
Headquarters	18.9	N/A	16.2	N/A	17%

	$268.7	40%	$239.8	39%	12%

The increase in CooperVision’s SGA both in dollars and as a percentage of net sales in the fiscal 2012 periods are primarily due to our investment in sales and marketing, including increased headcount, to reach new customers and to promote our silicone hydrogel products.

The increase in CooperSurgical’s SGA in the fiscal 2012 periods are primarily due to our increased investment in sales activities to promote our products, with emphasis on products used in surgical procedures, and to support anticipated further growth.

Corporate headquarters’ SGA increased in the fiscal 2012 periods primarily due to increased headcount and share-based compensation costs.

Research and Development Expense

Three Months Ended April 30, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$11.0	4%	$9.0	3%	23%
CooperSurgical	2.0	4%	1.4	3%	41%

	$13.0	4%	$10.4	3%	25%

Six Months Ended April 30, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$20.7	4%	$17.2	3%	20%
CooperSurgical	3.8	3%	2.9	3%	30%

	$24.5	4%	$20.1	3%	22%

CooperVision research and development expense increased in absolute dollars and as a percentage of sales in the fiscal 2012 periods primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s research and development activities include programs to develop single-use silicone hydrogel products and products utilizing PC Technology.

CooperSurgical research and development expense increased in absolute dollars in the fiscal 2012 periods, primarily due to investments in the design and upgrade of surgical procedure devices.

Amortization Expense

The increases of 11% and 14% in the three- and six-month periods in amortization expense are due to intangible assets from acquisitions completed in fiscal 2011.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Income

Three Months Ended April 30, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$57.8	20%	$55.9	20%	3%
CooperSurgical	16.5	29%	12.3	24%	36%
Headquarters	(8.9)	N/A	(7.9)	N/A	(13%)

	$65.4	19%	$60.3	19%	9%

Six Months Ended April 30, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$113.9	20%	$100.7	19%	13%
CooperSurgical	32.2	28%	24.5	25%	32%
Headquarters	(18.9)	N/A	(16.2)	N/A	(17%)

	$127.2	19%	$109.0	18%	17%

The increases in consolidated operating income in the fiscal 2012 periods in absolute dollars were primarily due to the increases in gross profit of 9% and 14% for the three- and six-month periods, respectively, partially offset by the increase in operating expenses of 10% and 13% in the same periods, respectively.

Interest Expense

Interest expense in the fiscal second quarter of 2012 was $3.1 million representing a decrease of 28% from the prior year period. Interest expense for the first six months of fiscal 2012 was $6.7 million representing a decrease of 40% from the first six months of fiscal 2011. The decreases primarily reflects lower average debt in the current periods and a reduction in our long-term borrowings used for capital expenditures together with the redemption of our 7.125% Senior Notes in February 2011.

Loss on Extinguishment of Debt

In our fiscal second quarter of 2011, we recorded a $16.5 million loss related to the repurchase of all outstanding Senior Notes that includes the write-off of about $4.4 million of unamortized costs and the redemption premium of $12.1 million on our Consolidated Statement of Income.

Share Repurchase

In December 2011, we announced a $150.0 million share repurchase plan authorized by the Company’s Board of Directors. No shares were repurchased in the three-month period ended April 30, 2012. During the fiscal first half ended April 30, 2012, we repurchased 663 thousand shares of our common stock for $46.1 million at an average purchase price of $69.60. As of April 30, 2012, we had remaining authorization to repurchase $103.9 million of our common stock. See Note 8. Stockholders’ Equity to our unaudited consolidated condensed financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Other Income (Expense), Net

Periods Ended April 30,	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Foreign exchange gain (loss)	$0.1	$0.3	$0.3	$(0.4)
Other, net	0.2	(0.1)	0.7	(0.1)

	$0.3	$0.2	$1.0	$(0.5)

Provision for Income Taxes

We recorded income tax expense of $11.9 million in the fiscal first half of 2012 compared to $6.2 million in the prior year period. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2012 was 9.8%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first half of 2011 was 7.6%.

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

On April 1, 2011, the Internal Revenue Service (IRS) issued a Notice of Deficiency to the Company in connection with its audit of the Company’s income tax returns for the years 2005 and 2006. The Notice asserted that the Company is subject to additional taxes due for its tax year 2005 under the anti-deferral provisions of Subpart F of the Internal Revenue Code. A settlement concerning the 2005 claimed deficiency was subsequently reached with District Counsel for the IRS which effectively settled all related matters. The decision document was filed with the U.S. Tax Court on January 19, 2012, with an agreed net deficiency of about $50 thousand.

Share-Based Compensation Plans

The Company has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. The compensation expense and related income tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Selling, general and administrative expense	$4.2	$3.2	$10.7	$7.9
Cost of sales	0.2	0.2	0.7	0.5
Research and development expense	0.3	0.2	0.6	0.3
Capitalized in inventory	0.2	0.2	0.7	0.5

Total compensation expense	$4.9	$3.8	$12.7	$9.2

Related income tax benefit	$1.5	$1.1	$4.0	$2.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Capital Resources and Liquidity

Second Quarter Highlights

•	Operating cash flow $80.6 million vs. $64.9 million in the fiscal second quarter of 2011.

•	Expenditures for purchases of property, plant and equipment (PP&E) $23.1 million vs. $23.2 million in the prior year period.

•	Total debt decreased to $319.3 million from $410.3 million at January 31, 2012.

Six-Month Highlights

•	Operating cash flow $122.2 million vs. $137.8 million in the fiscal first half of 2011.

•	Expenditures for purchases of property, plant and equipment (PP&E) $43.1 million vs. $52.0 million in the prior year period.

•	Total debt decreased to $319.3 million from $380.4 million at October 31, 2011.

Comparative Statistics

($ in millions)	April 30, 2012	October 31, 2011
Cash and cash equivalents	$7.7	$5.2
Total assets	$2,628.6	$2,624.5
Working capital	$348.2	$273.1
Total debt	$319.3	$380.4
Stockholders’ equity	$2,038.0	$1,937.5
Ratio of debt to equity	0.16:1	0.20:1
Debt as a percentage of total capitalization	14%	16%
Operating cash flow - twelve months ended	$320.7	$336.3

Working Capital

The increase in working capital at April 30, 2012, was primarily due to increases in inventory and other current assets and decreases in accounts payable, other accrued liabilities and short-term debt. This increase was partially offset by decreases in trade accounts receivable and deferred tax assets.

The $32.5 million increase in inventory was primarily due to increased production to support new product launches and in anticipation of the re-launch of Avaira Toric contact lenses. At April 30, 2012, Cooper’s inventory months on hand (MOH) were 6.9 representing an increase from 6.1 at April 30, 2011. The $11.9 million decrease in trade accounts receivable was primarily due to timing of collections. Our days sales outstanding (DSO) decreased to 53 days at April 30, 2012 from 54 days in the prior year period. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our reported accounts receivable and inventories are recoverable.

We have reviewed our needs in the United States for possible repatriation of undistributed earnings or cash of its foreign subsidiaries. The Company presently intends to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Operating Cash Flow

Cash flow provided by operating activities continued in the fiscal first half of 2012 as Cooper’s major source of liquidity, at $122.2 million compared to $137.8 million in the prior year period. Current period results include $109.5 million of net income which included non-cash items of $52.6 million for depreciation and amortization, $12.0 million related to share-based compensation and $2.8 million related to currency translation. Results also include changes in operating assets and liabilities, which primarily reflected the increase in inventories of $32.5 million, the decrease in accounts receivable of $11.9 million and decreases in accounts payable and other accrued expenses of $29.4 million.

For the six months ended April 30, 2012, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $7.1 million and $6.6 million for interest and income tax, respectively, and the $10.0 million single lump-sum payment, accrued in fiscal 2011, to settle the Rembrandt Vision Technologies, L.P. lawsuit under the agreement reached December 2, 2011.

For the six months ended April 30, 2011, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows provided by operating activities were for personnel and material costs along with cash payments of $16.2 million and $1.2 million for interest and income tax, respectively.

Investing Cash Flow

Cash used in investing activities of $39.0 million in the fiscal first half of 2012 was for capital expenditures of $43.1 million, primarily to increase manufacturing capacity, and payments of $0.6 million related to acquisitions, partially offset by $4.7 million insurance recovery related to facility repairs.

Cash used in investing activities of $88.6 million in the fiscal first half of 2011 was for capital expenditures of $52.0 million, primarily to improve manufacturing efficiency, and payments of $36.6 million related to acquisitions.

Financing Cash Flow

The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as share-based compensation awards and share repurchases. Cash used in financing activities of $80.6 million in the fiscal first half of 2012 was driven by $46.1 million in payments for share repurchases in our fiscal first quarter of 2012, under the plan discussed above, net payments of debt of $61.1 million, dividends paid on our common stock of $1.4 million and a $1.3 million payment for contingent consideration partially offset by $29.4 million from the exercise of share-based compensation awards.

Cash used in financing activities of $44.7 million in the fiscal first half of 2011 was driven by net repayments of debt of $70.0 million, payments for acquisition costs related to the Credit Agreement of $9.5 million and dividends paid on our common stock of $1.4 million, partially offset by proceeds of $36.2 million from the exercise of share-based compensation awards.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Concluded

At April 30, 2012, we had $696.8 million available under the Credit Agreement, and we are in compliance with the financial covenants including the Interest Coverage Ratio and Total Leverage Ratio at 30.86 to 1.00 versus the requirement to be at least 3.00 to 1.00 and 0.80 to 1.00 versus the requirement to remain below 3.75 to 1.00, respectively. As defined in the Credit Agreement, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA.

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

During the fiscal first half of 2012, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, for a more complete discussion of our estimates and critical accounting policies.

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

Trademarks

Aquaform® , Avaira®, Biofinity® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. Comfort Science™ and PC Technology™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Swedish krona and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement may vary with the Eurodollar rate. We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, and Note 9 in this Quarterly Report on Form 10-Q for the period ended April 30, 2012.

On May 31, 2012, we entered into an amendment to our senior unsecured Credit Agreement. The aggregate commitment of the Senior Unsecured Revolving Line of Credit was increased to $1.0 billion from $750.0 million, and the $234.4 million outstanding balance on the term loan was fully repaid using the new revolving facility. This facility offers additional availability, lower interest rates and extends the maturity date to May 31, 2017 from January 12, 2016. In addition, we have the ability to increase the revolving credit facility by up to an additional $500.0 million. KeyBank led the refinancing with certain banks that participated in the Credit Agreement retaining or increasing their participation in the Revolver.

On January 12, 2011, we refinanced our syndicated Senior Unsecured Revolving Line of Credit due to mature on January 31, 2012, with a new Credit Agreement that provides for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and an amortizing term loan facility in an original principal amount of $250.0 million, each of which, mature on January 12, 2016. On February 15, 2011, we redeemed all $339.0 million aggregate principal amount outstanding of our Senior Notes, in accordance with the terms of the Indenture, from borrowings under the new Credit Agreement, including $250.0 million from the term loan facility.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2012, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of April 30, 2012, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Tax Matter

On April 1, 2011, the Internal Revenue Service (IRS) issued a Notice of Deficiency to the Company in connection with its audit of the Company’s income tax returns for the years 2005 and 2006. The Notice asserted that the Company is subject to additional taxes due for its tax year 2005 under the anti-deferral provisions of Subpart F of the Internal Revenue Code. A settlement concerning the 2005 claimed deficiency was subsequently reached with District Counsel for the IRS which effectively settled all related matters. The decision document was filed with the U.S. Tax Court on January 19, 2012, with an agreed net deficiency of about $50 thousand.

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

On February 29, 2012, the court ordered the Greenberg and Wallen actions consolidated and appointed Universal-Investment-Gesellschaft mbH Lead Plaintiff. On May 4, 2012, the lead plaintiff filed a Consolidated Amended Complaint, which alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Sections 10(b) of the Securities Exchange Act by, among other things, making misrepresentations with an intent to deceive investors concerning the safety of the Avaira Toric and Avaira Sphere contact lenses, which the Company recalled in 2011. The Consolidated Amended Complaint seeks unspecified damages on behalf of the purported class.

On June 1, 2012, defendants filed a motion to dismiss the Consolidated Amended Complaint, which is scheduled for hearing on August 7, 2012. Discovery is stayed pending a resolution of motions to dismiss. The Company is not in a position to assess whether any loss or adverse effect on the Company’s financial condition is probable or remote or to estimate the range of potential loss, if any.

Derivative Litigation

On January 9, 2012, Joseph Operman filed a purported shareholder derivative complaint in the United States District Court for the Northern District of California, Case No. 4:12-cv-00143-YGR, against members of the Company’s board of directors. The derivative complaint seeks recovery on behalf of the Company, which is named as a “nominal defendant.” The derivative complaint purports to allege causes of action for breach of fiduciary duties and failure to exercise oversight responsibilities against all defendants and a cause of action for contribution against Mr. Weiss for alleged violations of Section 10(b) of the Securities Exchange Act of 1934. On May 18, 2012, Operman filed an Amended Derivative Complaint. The amended derivative complaint largely repeats the allegations of misrepresentations in the securities class action complaints described above, and includes allegations of false projections of future financial results. The Company and the individual defendants have not yet filed a response to the derivative complaint. The parties have agreed, pending approval by the Court, to extend the deadline for responding to the derivative complaint until after the court rules on the defendants’ motion to dismiss in the class action.

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

The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the $150.0 million share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program runs through December 31, 2012, and may be discontinued at any time. No shares were repurchased in the three-month period ended April 30, 2012. At April 30, 2012, approximately $103.9 million remained authorized for repurchase under the 2012 Share Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description

11*	Calculation of Earnings Per Share

22.1	Submission of Matters to a Vote of Security Holders filed as Item 5.07 in the Company’s Current Report on Form 8-K filed March 23, 2012, and incorporated herein by reference

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 6. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 8, 2012	/s/ Rodney E. Folden
Rodney E. Folden
Vice President and Corporate Controller
(Principal Accounting Officer)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Index of Exhibits

Exhibit No.		Page No.

11*	Calculation of Earnings Per Share

22.1	Submission of Matters to a Vote of Security Holders filed as Item 5.07 in the Company’s Current Report on Form 8-K filed March 23, 2012, and incorporated herein by reference

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 6. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.