Form 10-Q
period 2012-07-31
COOPER COMPANIES INC
filed 2012-09-07
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended July 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number 1-8597
_____________________________________________________________
The Cooper Companies, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________

Delaware	94-2657368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6140 Stoneridge Mall Road, Suite 590, Pleasanton, CA 94588
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (925) 460-3600
_____________________________________________________________
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	47,893,053 Shares
Class	Outstanding at July 31, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Periods Ended July 31,
(In thousands, except for earnings per share)
(Unaudited)

	Three Months		Nine Months
	2012	2011	2012	2011
Net sales	$378,186	$351,396	$1,048,835	$969,926
Cost of sales	138,089	148,594	377,589	388,755
Gross profit	240,097	202,802	671,246	581,171
Selling, general and administrative expense	143,830	133,617	412,540	373,453
Research and development expense	13,156	11,725	37,611	31,843
Amortization of intangibles	5,861	5,493	16,677	14,940
Operating income	77,250	51,967	204,418	160,935
Interest expense	2,315	3,217	9,049	14,436
Loss on extinguishment of debt	1,404	—	1,404	16,487
Other (expense) income, net	(2,223)	386	(1,230)	(128)
Income before income taxes	71,308	49,136	192,735	129,884
Provision for income taxes	4,433	4,919	16,316	11,092
Net income	$66,875	$44,217	$176,419	$118,792
Basic earnings per share	$1.39	$0.93	$3.69	$2.55
Diluted earnings per share	$1.36	$0.90	$3.60	$2.46
Number of shares used to compute earnings per share:
Basic	48,110	47,322	47,832	46,606
Diluted	49,302	49,009	49,069	48,362
See accompanying notes.

Consolidated Condensed Balance Sheets
(In thousands)
(Unaudited)

	July 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$12,732	$5,175
Trade accounts receivable, net of allowance for doubtful accounts of $4,102 at July 31, 2012 and $4,826 at October 31, 2011	228,593	214,779
Inventories	301,686	253,584
Deferred tax assets	37,140	33,684
Prepaid expense and other current assets	47,955	33,125
Total current assets	628,106	540,347
Property, plant and equipment, at cost	1,017,580	955,980
Less: accumulated depreciation and amortization	399,965	346,775
	617,615	609,205
Goodwill	1,360,504	1,276,567
Other intangibles, net	220,347	128,341
Deferred tax assets	12,443	21,828
Other assets	44,903	48,230
	$2,883,918	$2,624,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$25,858	$52,979
Accounts payable	66,251	61,755
Employee compensation and benefits	48,703	48,790
Accrued income taxes	1,976	2,828
Other current liabilities	89,287	100,854
Total current liabilities	232,075	267,206
Long-term debt	454,225	327,453
Deferred tax liabilities	30,748	20,127
Accrued pension liability and other	70,224	72,244
Total liabilities	787,272	687,030
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 70,000; issued 48,971 at July 31, 2012 and 48,015 at October 31, 2011	4,897	4,802
Additional paid-in capital	1,230,850	1,180,250
Accumulated other comprehensive loss	(38,631)	(18,110)
Retained earnings	946,698	773,136
Treasury stock at cost:1,078 shares at July 31, 2012 and 169 shares at October 31, 2011	(69,346)	(2,590)
Noncontrolling interests	22,178	—
Stockholders’ equity	2,096,646	1,937,488
	$2,883,918	$2,624,518
See accompanying notes.

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 31,
(In thousands)
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$176,419	$118,792
Depreciation and amortization	80,395	71,810
Loss on extinguishment of debt	1,404	16,487
Decrease in operating capital	(81,700)	(424)
Other non-cash items	23,786	18,626
Net cash provided by operating activities	200,304	225,291
Cash flows from investing activities:
Purchases of property, plant and equipment	(67,141)	(71,156)
Acquisitions of businesses, net of cash acquired, and other	(144,969)	(40,966)
Insurance proceeds received	6,624	—
Net cash used in investing activities	(205,486)	(112,122)
Cash flows from financing activities:
Payment of contingent consideration	(1,314)	—
Net (repayments of) proceeds from short-term debt	(63,057)	7,075
Repayments of long-term debt	(1,038,427)	(1,355,000)
Proceeds from long-term debt	1,152,575	1,169,930
Dividends on common stock	(1,421)	(1,385)
Debt acquisition costs	(1,317)	(9,582)
Repurchase of common stock	(71,150)	—
Excess tax benefit from share-based compensation arrangements	10,760	2,895
Issuance of common stock for employee stock plans	27,160	76,874
Net cash provided by (used in) financing activities	13,809	(109,193)
Effect of exchange rate changes on cash and cash equivalents	(1,070)	323
Net increase in cash and cash equivalents	7,557	4,299
Cash and cash equivalents - beginning of period	5,175	3,573
Cash and cash equivalents - end of period	$12,732	$7,872
See accompanying notes.

Consolidated Statements of Comprehensive Income (Loss)
Periods Ended July 31,
(In thousands)
(Unaudited)

	Three Months		Nine Months
	2012	2011	2012	2011
Net income	$66,875	$44,217	$176,419	$118,792
Other comprehensive income (loss):
Foreign currency translation adjustment	(17,501)	(5,595)	(20,814)	16,195
Change in value of derivative instruments, net of tax	(53)	(1,065)	231	(3,461)
Additional minimum pension liability, net of tax	7	7	22	22
Unrealized (loss) gain on marketable securities, net of tax	(16)	38	40	38
Other comprehensive (loss) income	(17,563)	(6,615)	(20,521)	12,794
Comprehensive income	$49,312	$37,602	$155,898	$131,586
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1. General
The Cooper Companies, Inc. (Cooper, we or the Company) is a global medical device company publicly traded on the NYSE Euronext (NYSE:COO). Cooper is dedicated to being A Quality of Life CompanyTM with a focus on delivering shareholder value. Cooper operates through our business units, CooperVision and CooperSurgical.

•	CooperVision brings a refreshing perspective on vision care with a commitment to crafting a wide range of high-quality products for contact lens wearers and providing focused practitioner support.

•	CooperSurgical focuses on supplying women's health clinicians with market leading products and treatment options to improve the delivery of healthcare to women.
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at July 31, 2012 and October 31, 2011, the consolidated results of its operations for the three and nine months ended July 31, 2012 and 2011 and its consolidated condensed cash flows for the nine months ended July 31, 2012 and 2011. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and the related financial arrangements are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
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
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Allowance for doubtful accounts
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first nine months of 2012, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, for a more complete discussion of our estimates and critical accounting policies.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

New Accounting Pronouncement
In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 states that an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted and the Company has early adopted and applied this guidance to its fiscal quarter ended July 31, 2012. The adoption of this guidance did not have an impact on the Company's results of operations, financial position or cash flows.

Note 2. Acquisitions
Origio Acquisition
On July 11, 2012, the acquisition date, we completed a voluntary tender offer for the outstanding shares of Origio a/s at a purchase price of NOK 28 per share in cash and acquired 97% of the outstanding shares. As a result, the fair value of the consideration transferred for Origio was approximately $147.4 million in cash, $143.6 million net of cash acquired.
Origio, based in Malov, Denmark, is a leading global in-vitro fertilization (IVF) medical device company that develops, manufactures and distributes highly specialized products that target IVF treatment with a goal to make fertility treatment safer, more efficient and convenient.
The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value.   While we closed the acquisition of shares on July 11, 2012, we accounted for the acquisition as of July 1, 2012, and have included the operating results of Origio in our CooperSurgical business segment from that date.  The impact of Origio's results of operations for the period July 1, 2012 through July 10, 2012 on our CooperSurgical business segment results of operations was de minimus.  Similarly, we have determined that any difference in the fair value of assets acquired and liabilities assumed with respect to Origio between July 1, 2012 and July 11, 2012 was de minimus.
Our preliminary allocation of the fair value of the purchase price includes $8.5 million for working capital, including $3.8 million of cash, $33.5 million for property, plant and equipment, $2.0 million for net other liabilities, $24.2 million for net deferred tax liabilities, $22.0 million for noncontrolling interests and $45.4 million of debt. We repaid substantially all of the acquired debt concurrent with the acquisition with available funds. Additionally, the preliminary allocation of the purchase price includes amortizable intangible assets of $107.7 million and goodwill of $91.3 million. The intangible assets include $82.1 million for customer relationships (shelf space and market share) with an estimated useful life of 15 years; $17.4 million for technology with an estimated useful life of 10 years; and $8.2 million for trade names with estimated useful lives of 17 years. We incurred $4.0 million of acquisition costs that were expensed in operations in the fiscal third quarter of 2012.
The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to trade receivables, inventory, noncontrolling interest, commitments and contingencies, including potential legal matters, income taxes and residual goodwill.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition of Origio is ascribed to our CooperSurgical business segment and is not amortized and is not deductible for tax purposes. This goodwill includes the following:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

▪	The expected synergies and other benefits that we believed will result from combining the operations of Origio with the operations of CooperSurgical;

▪	Any intangible assets that did not qualify for separate recognition, as well as future, yet unidentified projects and products; and

▪
The value of the going-concern element of Origio's existing businesses (the higher rate of return on the assembled collection of net assets versus if CooperSurgical had acquired all of the net assets separately).

Management assigned preliminary fair values to the identifiable intangible assets through a combination of the discounted cash flow, multi-period excess earnings and relief from royalty methods. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell products as well as judgments on the discount rates used and other variables. We determined the forecasts based on a number of factors including our best estimate of near-term net sales expectations and long-term projections, which include review of internal and independent market analyses. The discount rate used was representative of the weighted average cost of capital.
The pro forma results of operations have not been presented because the effects of the business combination described above was not material to our consolidated results of operations.

Note 3. Inventories

(In thousands)	July 31, 2012	October 31, 2011
Raw materials	$66,858	$62,832
Work-in-process	14,871	15,440
Finished goods	219,957	175,312
	$301,686	$253,584
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.
Note 4. Intangible Assets
Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2010	$1,044,272	$217,704	$1,261,976
Net additions during the year ended October 31, 2011	952	12,272	13,224
Translation	1,363	4	1,367
Balance as of October 31, 2011	1,046,587	229,980	1,276,567
Net additions during the nine-month period ended July 31, 2012	260	91,189	91,449
Translation	(7,405)	(107)	(7,512)
Balance as of July 31, 2012	$1,039,442	$321,062	$1,360,504
We performed our annual impairment assessment in our fiscal third quarter of 2012, and our analysis indicated that we had no impairment of goodwill. We performed an impairment test in our fiscal third quarter of 2011 and concluded that goodwill was not impaired in that year. We evaluate goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In fiscal 2012, we performed a qualitative assessment to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two step impairment test will be performed. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. A reporting unit is the level of reporting at which goodwill is tested for impairment. Our reporting units are the same as our business segments - CooperVision and CooperSurgical - reflecting the way that we manage our business.
Goodwill impairment analysis and measurement is a process that requires significant judgment. If our common stock price trades below book value per share, there are changes in market conditions or a future downturn in our business, or a future annual goodwill impairment test indicates an impairment of our goodwill, the Company may have to recognize a non-cash impairment of its goodwill that could be material and could adversely affect our results of operations in the period recognized and also adversely affect our total assets, stockholders' equity and financial condition.
Other Intangible Assets

	As of July 31, 2012		As of October 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$11,254	$1,595	$3,204	$1,431
Technology	128,154	69,646	109,896	62,525
Shelf space and market share	192,566	56,593	110,296	47,861
License and distribution right and other	23,782	7,575	23,782	7,020
	355,756	$135,409	247,178	$118,837
Less accumulated amortization and translation	135,409		118,837
Other intangible assets, net	$220,347		$128,341
We estimate that amortization expense for our existing other intangible assets, including the preliminary fair value of intangible assets acquired from Origio, will be $24.0 million in fiscal 2012, $29.2 million in fiscal 2013, $26.6 million in fiscal 2014, $20.1 million in fiscal 2015 and $18.8 million in fiscal 2016.
Note 5. Debt

(In thousands)	July 31, 2012	October 31, 2011
Short-term:
Overdraft and other credit facilities	$25,858	$40,479
Current portion of long-term debt	—	12,500
	$25,858	$52,979
Long-term:
Credit agreement	$453,900	$327,225
Other	325	228
	$454,225	$327,453
Credit Agreement: On May 31, 2012, Cooper entered into an amendment (Amendment) to our Credit Agreement, dated as of January 12, 2011, by and among the Company, CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent. The Credit Agreement provided for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and a term loan

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

facility in an original principal amount of $250.0 million. Concurrently with the effectiveness of the Amendment, and pursuant to the terms of the Credit Agreement, we repaid in full the outstanding term loan.
The Amendment also modified certain provisions of the Credit Agreement. Significant modifications include an increase in the aggregate commitment amount under the revolving credit facility to $1.0 billion; amending the amount by which the aggregate commitment amount under the revolving facility may be increased, upon written request by Cooper, by $500.0 million; and the extension of the termination date of the Credit Agreement to May 31, 2017.
The Amendment also amended the commitment fee rate to a range between 0.100% and 0.275% of the unused portion of the revolving facility based on a pricing grid tied to our Total Leverage Ratio (as defined below and in the Credit Agreement) and amended the applicable margin rates such that the loans outstanding under the Credit Agreement will bear interest based, at our option, on either the base rate or the adjusted Eurodollar rate or adjusted foreign currency rate (each as defined in the Credit Agreement), plus an applicable margin of between 0.00% and 0.75% in respect of base rate loans and between 1.00% and 1.75% in respect of adjusted Eurodollar rate or adjusted foreign currency rate loans, in each case in accordance with a pricing grid tied to our Total Leverage Ratio. In addition to the annual commitment fee, we are also required to pay certain letter of credit and related fronting fees and other administrative fees pursuant to the terms of the Credit Agreement.
The Credit Agreement is not secured by any of the Company's, or any of its subsidiaries’, assets. All obligations under the Credit Agreement will be guaranteed by each of our existing and future direct and indirect material domestic subsidiaries.
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
At July 31, 2012, we were in compliance with the Interest Coverage Ratio at 35.75 to 1.00 and the Total Leverage Ratio at 1.12 to 1.00.
At July 31, 2012, we had $545.9 million available under the Credit Agreement.
In our fiscal third quarter of 2012, we recorded a $1.4 million loss for debt issuance costs as a result of amending the Credit Agreement. The remaining $6.0 million of existing debt issuance costs and the approximately $1.3 million of costs incurred to amend the Credit Agreement are carried in other assets and amortized to interest expense over the life of the Credit Agreement.
Note 6. Income Taxes
Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first nine months of 2012 was 8.5%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first nine months of 2011 was 8.5%. The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2011, the Company had total gross unrecognized tax benefits of $27.4 million. If recognized, $27.3 million of unrecognized tax benefits would impact the Company’s ETR. For the nine-month period ended July 31, 2012, there were no material changes to the total amount of unrecognized tax benefits.
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
As of July 31, 2012, the tax years for which the Company remains subject to United States Federal income tax assessment upon examination are 2008 through 2011. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2007 through 2011.
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

Note 7. Earnings Per Share

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except per share amounts)	2012	2011	2012	2011
Net income	$66,875	$44,217	$176,419	$118,792
Basic:
Weighted average common shares	48,110	47,322	47,832	46,606
Basic earnings per common share	$1.39	$0.93	$3.69	$2.55
Diluted:
Weighted average common shares	48,110	47,322	47,832	46,606
Effect of dilutive stock options	1,192	1,687	1,237	1,756
Diluted weighted average common shares	49,302	49,009	49,069	48,362
Diluted earnings per common share	$1.36	$0.90	$3.60	$2.46
The following table sets forth stock options to purchase Cooper’s common stock that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2012	2011	2012	2011
Numbers of stock option shares excluded	1	10	12	1,135
Range of exercise prices	$87.22	$80.51	$76.70-$87.22	$66.15-$80.51
Note 8. Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011. The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Selling, general and administrative expense	$4.1	$3.2	$14.8	$11.1
Cost of sales	0.3	0.2	1.0	0.7
Research and development expense	0.2	0.2	0.8	0.5
Capitalized in inventory	0.3	0.2	1.0	0.7
Total compensation expense	$4.9	$3.8	$17.6	$13.0
Related income tax benefit	$1.5	$1.1	$5.5	$3.9

Note 9. Stockholders’ Equity
Share Repurchases
On December 15, 2011, we announced that the Company’s Board of Directors authorized the 2012 Share Repurchase Program to repurchase up to $150.0 million of the Company’s common stock. This program runs through December 31, 2012, and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. During the three months ended July 31, 2012, the Company repurchased 321 thousand shares of the Company's common stock for $25.0 million, at an average purchase price of $77.89 per share. During the three months ended January 31, 2012, the Company repurchased 663 thousand shares for $46.1 million, at an average purchase price of $69.60 per share. Through the nine months ended July 31, 2012, the Company repurchased 984 thousand shares of the Company’s common stock for $71.1 million and approximately $78.9 million remained authorized for repurchase under the 2012 Share Repurchase Program. The Company did not repurchase any shares during fiscal 2011.
Dividends
We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 7, 2012, to stockholders of record on January 25, 2012. We paid another semiannual dividend of approximately $1.4 million or 3 cents per share on August 6, 2012, to stockholders of record on July 24, 2012.
Note 10. Fair Value Measurements
As of July 31, 2012 and October 31, 2011, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
Assets and liabilities are measured and reported at fair value per related accounting standards that define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. An asset’s or liability’s level is based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value are valued and disclosed in one of the following three levels of the valuation hierarchy:
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
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first nine months of 2012, within the fair value hierarchy at July 31, 2012, and fiscal year 2011, within the fair value hierarchy at October 31, 2011:

(In millions)	July 31, 2012	October 31, 2011
Assets:
Foreign exchange contracts	$0.3	$0.5
Liabilities:
Interest rate swaps	$4.3	$4.6
Foreign exchange contracts	0.4	0.4
	$4.7	$5.0
Note 11. Employee Benefits
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
Cooper’s results of operations for the three and nine months ended July 31, 2012 and 2011 reflect the following components of net periodic pension costs:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Periods Ended July 31,	Three Months		Nine Months
(In thousands)	2012	2011	2012	2011
Service cost	$1,234	$1,187	$3,702	$3,561
Interest cost	763	743	2,290	2,230
Expected returns on assets	(856)	(736)	(2,568)	(2,208)
Amortization of prior service cost	6	6	18	18
Amortization of transition obligation	5	6	15	16
Recognized net actuarial loss	282	188	845	564
Net periodic pension cost	$1,434	$1,394	$4,302	$4,181
The Company contributed to the pension plan $1.2 million and $3.4 million for the three and nine months ended July 31, 2012, respectively, and expects to contribute an additional $1.8 million in fiscal 2012. The Company contributed to the pension plan $1.2 million and $3.2 million for the three and nine months ended July 31, 2011. The expected rate of return on plan assets for determining net periodic pension cost is 8.5%.
Note 12. Contingencies
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
On February 29, 2012, the court ordered the Greenberg and Wallen actions consolidated and appointed Universal-Investment-Gesellschaft mbH as lead plaintiff. On May 4, 2012, the lead plaintiff filed a Consolidated Amended Complaint, which alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Sections 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the safety of the Avaira® Toric and Avaira Sphere contact lenses, which the Company recalled in 2011. The Consolidated Amended Complaint seeks unspecified damages on behalf of the purported class.
On June 1, 2012, the defendants filed a motion to dismiss the Consolidated Amended Complaint. The court held a hearing on the defendant's motion to dismiss on August 7, 2012. Discovery is stayed pending a resolution of the motion to dismiss. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable or remote or to estimate the range of potential loss, if any.
Derivative Litigation
On January 9, 2012, Joseph Operman filed a purported shareholder derivative complaint in the United States District Court for the Northern District of California, Case No. 4:12-cv-00143-YGR, against members of the Company’s board of directors. The derivative complaint seeks recovery on behalf of the Company, which is named as a “nominal defendant.” The derivative complaint purports to allege causes of action for breach of fiduciary duties and failure to exercise oversight responsibilities against all defendants and a cause of action for contribution against Mr. Weiss for alleged violations of Section 10(b) of the Securities Exchange Act of 1934. On May 18, 2012, Operman filed an amended derivative complaint. The amended derivative complaint largely repeats the allegations of misrepresentations in the securities class action complaints described above, and includes allegations of false

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

projections of future financial results. The Company and the individual defendants have not yet filed a response to the derivative complaint. On June 8, 2012, the Court approved the parties' agreement to extend the deadline for responding to the derivative complaint until after the court rules on the defendants’ motion to dismiss in the class action.
Note 13. Business Segment Information
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
Segment information:

Periods Ended July 31,	Three Months		Nine Months
(In thousands)	2012	2011	2012	2011
CooperVision net sales by category:
Toric lens	$94,679	$88,728	$265,844	$249,397
Multifocal lens	24,824	19,677	67,866	54,390
Single-use sphere lens	71,664	64,628	194,726	176,498
Non single-use sphere and other eye care products and other	123,069	125,219	342,740	336,887
Total CooperVision net sales	314,236	298,252	871,176	817,172
CooperSurgical net sales	63,950	53,144	177,659	152,754
Total net sales	$378,186	$351,396	$1,048,835	$969,926
Operating income (loss):
CooperVision	$75,100	$47,608	$189,007	$148,342
CooperSurgical	12,141	13,013	44,327	37,481
Headquarters	(9,991)	(8,654)	(28,916)	(24,888)
Total operating income	77,250	51,967	204,418	160,935
Interest expense	2,315	3,217	9,049	14,436
Loss on extinguishment of debt	1,404	—	1,404	16,487
Other (expense) income, net	(2,223)	386	(1,230)	(128)
Income before income taxes	$71,308	$49,136	$192,735	$129,884

(In thousands)	July 31, 2012	October 31, 2011
Identifiable assets:
CooperVision	$2,206,645	$2,206,068
CooperSurgical	605,739	354,020
Headquarters	71,534	64,430
Total	$2,883,918	$2,624,518

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Periods Ended July 31,	Three Months		Nine Months
(In thousands)	2012	2011	2012	2011
Net sales to external customers by country of domicile:
United States	$176,783	$159,506	$491,580	$447,711
Europe	107,799	110,792	297,712	295,196
Rest of world	93,604	81,098	259,543	227,019
Total	$378,186	$351,396	$1,048,835	$969,926

(In thousands)	July 31, 2012	October 31, 2011
Long-lived assets by country of domicile:
United States	$363,346	$373,211
Europe	245,773	226,665
Rest of world	8,496	9,329
Total	$617,615	$609,205

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

•	Foreign currency exchange rate and interest rate fluctuations including the risk of further declines in the value of the euro that would decrease our revenues and earnings.

•	Acquisition integration delays or costs or the requirement to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period.

•	A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses.

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection or other litigation.

•	Reduced sales, loss of customers, and costs and expenses related to the recall of certain lots of the Avaira® Toric and Avaira Sphere contact lenses.

•	Changes in tax laws or their interpretation and changes in effective tax rates.

•	Limitations on sales following new product introductions due to poor market acceptance.

•	New competitors, product innovations or technologies.

•	The impact of acquisitions or divestitures on revenues, earnings or margins.

•	The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including goodwill.

•	Changes in U.S. and foreign government regulation of the retail optical industry and of the healthcare industry generally.

•	Failures to receive, or delays in receiving, U.S. or foreign regulatory approvals for products.

•	Failure to obtain adequate coverage and reimbursement from third party payors for our products.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal third quarter of 2012 ended July 31, 2012 and the nine months then ended and compare them with the same periods of fiscal 2011. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”
Third Quarter Highlights
•Net sales of $378.2 million, up 8% from $351.4 million.
•Gross profit $240.1 million, up 18% from $202.8 million.
•Operating income $77.3 million, up 49% from $52.0 million.
•Diluted earnings per share of $1.36, up from 90 cents per share.
•Cash provided by operations $78.1 million, down from $87.5 million.

•	Results include a $1.4 million charge related to the amendment of our Credit Agreement and costs related to the acquisition of Origio a/s of $4.0 million.
Nine-Month Highlights
•Net sales of $1,048.8 million, up 8% from $969.9 million.
•Gross profit $671.2 million, up 16% from $581.2 million.
•Operating income $204.4 million, up 27% from $160.9 million.
•Diluted earnings per share of $3.60, up from $2.46 cents per share.
•Cash provided by operations $200.3 million, down from $225.3 million.

•	Results include a $1.4 million charge related to the amendment of our Credit Agreement and costs related to the acquisition of Origio a/s of $4.0 million.
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by employment, housing and credit concerns together with the European debt crisis and related foreign currency volatility impact our current performance and continue to represent a risk to our performance for fiscal year 2012 and beyond.
We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using phosphorylcholine (PC) Technology™ and silicone hydrogel Aquaform® Comfort Science™ technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision is focused on greater worldwide market penetration as we introduce new products and continue to expand our presence in existing and emerging markets, including through acquisitions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. CooperVision markets monthly and two-week silicone hydrogel spherical and toric lens products under our Biofinity® and Avaira® brands and a multifocal lens under Biofinity. In fiscal 2011, we launched our Biofinity spherical silicone hydrogel lens in Japan and our Biofinity multifocal lens globally. Competitive silicone hydrogel single-use lens products are gaining market share and represent a risk to our business. In July 2012, CooperVision initiated limited marketing of our first silicone hydrogel single-use spherical lens in selected European markets. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability.
We are also in the process of developing a number of new contact lens products to enhance CooperVision’s worldwide product lines. We recently launched Proclear® 1 Day multifocal. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel and PC Technology materials and new lens designs, including multifocal and single-use lenses.
In August 2011, CooperVision initiated a recall on limited lots of Avaira Toric contact lenses, and in November 2011, this recall was expanded to cover limited lots of Avaira Sphere contact lenses. Avaira Toric and Avaira Sphere lenses that were subject to the recall represented less than 2% of the Company's fiscal 2011 net sales. While Avaira Toric was taken off of the market, Avaira Sphere remained on the market throughout the recall. On April 15, 2012, the FDA granted us a Special 510(k) clearance to return Avaira Toric lenses to the market, and in May 2012, CooperVision re-launched Avaira Toric with shipments available for select distribution. We are continuing to roll-out Avaira Toric fitting sets and are working to build the Avaira brand in the U.S. two-week market.
The medical device segment of the women's healthcare market is highly fragmented. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring companies and products that complement its business model. In July 2012, we purchased Origio, a global in-vitro fertilization company, discussed below, and intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines.
On May 31, 2012, we entered into an amendment to our senior unsecured Credit Agreement. The aggregate commitment was increased to $1.0 billion from $750.0 million, and the $234.4 million outstanding balance on the term loan was fully repaid using the facility. The amended facility offers additional availability, lower interest rates and extends the maturity date to May 31, 2017, from January 12, 2016. In addition, we have the ability to increase the revolving credit facility by up to an additional $500.0 million.
At July 31, 2012, we had $545.9 million available under the amended Credit Agreement. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends.
Recent Acquisition
On July 11, 2012, we completed a voluntary tender offer for the outstanding shares of Origio a/s at a purchase price of Norwegian krone (NOK) 28 per share in cash, or $147.4 million, and acquired about 97% of the outstanding shares. On August 13, 2012, we acquired additional shares for about $1.6 million, and we are proceeding with a mandatory redemption to obtain the remaining shares in accordance with the Danish Companies Act. Cooper, through its subsidiaries, financed the acquisition with available offshore cash and credit facilities. Origio is a global in-vitro fertilization (IVF) medical device company that develops, manufactures and distributes highly specialized products that target IVF treatment with a goal to make fertility treatment safer, more efficient and convenient. Based in Malov, Denmark, Origio has approximately 320 employees. We assumed about $45.4 million of Origio's debt that we repaid concurrent with the acquisition. Our preliminary allocation of the purchase price at fair value includes amortizable intangible assets of $107.7 million and goodwill of $91.3 million. We incurred $4.0 million of acquisition costs which were reported as selling, general and administrative expense in our Consolidated Statements of Income (see Note 2. Acquisitions).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Statistical Information – Percentage of Sales and Growth

Percentage of Sales	Three Months			Nine Months
Periods Ended July 31,	2012	2011	% Change	2012	2011	% Change
Net sales	100%	100%	8%	100%	100%	8%
Cost of sales	37%	42%	(7)%	36%	40%	(3)%
Gross profit	63%	58%	18%	64%	60%	16%
Selling, general and administrative expense	38%	38%	8%	39%	39%	10%
Research and development expense	3%	3%	12%	4%	3%	18%
Amortization of intangibles	2%	2%	7%	2%	1%	12%
Operating income	20%	15%	49%	19%	17%	27%
Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision brings a refreshing perspective on vision care with a commitment to crafting a wide range of high-quality products for contact lens wearers and providing focused practitioner support.

•	CooperSurgical focuses on supplying women's health clinicians with market leading products and treatment options to improve the delivery of healthcare to women.
Our consolidated net sales grew by $26.8 million or 8% and $78.9 million or 8% in the three and nine months ended July 31, 2012, respectively:

Periods Ended July 31,	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
CooperVision	$314.2	$298.3	5%	$871.2	$817.2	7%
CooperSurgical	64.0	53.1	20%	177.6	152.7	16%
	$378.2	$351.4	8%	$1,048.8	$969.9	8%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision’s Biofinity brand silicone hydrogel spherical, toric and multifocal contact lenses, Avaira brand spherical and toric products and our silicone hydrogel single-use product are manufactured using proprietary Aquaform technology to increase oxygen transmissibility for longer wear. We believe that it is important to develop a full range of multifocal and single-use silicone hydrogel products due to increased pressure from silicone hydrogel products offered by our major competitors.
Net sales growth in the three-month period includes increases in single-use spheres up 11% and total spheres up 4%. Total toric lenses grew 7%, including 54% growth of single-use toric lenses, and multifocal lenses grew 26% compared to the prior year period. Silicone hydrogel products grew 28%. Proclear single-use spheres grew 20% as total Proclear products declined 2%. Older conventional lens products and cosmetic lenses declined 21% and 29%, respectively.
CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.
CooperVision Net Sales by Geography

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2012	2011	% Change	2012	2011	% Change
Americas	$131.3	$119.9	10%	$359.3	$333.5	8%
EMEA	106.5	112.4	(5)%	300.0	300.2	—%
Asia Pacific	76.4	66.0	16%	211.9	183.5	15%
	$314.2	$298.3	5%	$871.2	$817.2	7%
CooperVision’s worldwide net sales grew 5% in the three-month period and grew 7% in the nine-month period. Americas net sales grew 10% and 8% in the three- and nine-month periods, respectively, primarily due to market gains of CooperVision’s silicone hydrogel lenses, up 32% in the three-month period and 30% in the nine-month period, and single-use lenses, up 28% in the three month period and 21% in the nine-month period. EMEA net sales declined 5% in the three-month period and were flat in the nine-month period as both current year periods were negatively impacted due to the weakening euro and the British pound compared to the U.S. dollar. Sales of silicone hydrogel lenses grew 17% and 24% in the three- and nine-month periods, respectively. Net sales to the Asia Pacific region grew 16% and 15% in the three- and nine-month periods, primarily due to sales growth of single-use lenses, up 16% and 14%, and silicone hydrogel lenses, up 76% and 95%, in each of the respective three- and nine-month periods. Asia Pacific net sales growth in both current year periods was positively impacted by the strengthening of the Japanese yen and Australian dollar compared to the U.S. dollar.
CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.
CooperSurgical Net Sales
CooperSurgical’s net sales increased 20% and 16% in the three- and nine-month periods to $64.0 million and $177.6 million, respectively, with net sales growth excluding acquisitions of 6% and 8%, respectively. Origio net sales of $5.6 million are included in both current year periods. Sales of products used in surgical procedures grew 16% in the current year three-month period when they represented 37% of CooperSurgical’s sales, 41% excluding Origio's IVF business, compared to 38% in the prior year period. CooperSurgical’s sales are primarily comprised of women’s healthcare products used by gynecologists and obstetricians in office, surgical and fertility procedures. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix along with increased average realized prices on disposable products have influenced organic sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales Periods Ended July 31,	Three Months		Nine Months
	2012	2011	2012	2011
CooperVision	63%	56%	63%	59%
CooperSurgical	67%	65%	67%	65%
Consolidated	63%	58%	64%	60%
The increases in CooperVision’s gross margin are largely attributable to improvements in manufacturing efficiencies and product mix, primarily the shift to higher margin silicone hydrogel products. CooperVision's gross margin in each of the prior year periods was negatively impacted by the $14.2 million reserve for inventory and return provisions related to the recall of certain lots of Avaira contact lenses, discussed above. Gross margin also reflects efficiencies associated with the 2009 CooperVision Manufacturing restructuring plan that was completed in the fiscal first quarter of 2011. There were no costs associated with this plan recorded in the current year periods and $1.9 million recorded as cost of sales in our fiscal first quarter of 2011.
The increase in CooperSurgical’s gross margin for the fiscal first nine months of 2012 is largely attributable to manufacturing efficiency improvements and product mix including higher margins on products used in surgical procedures that represented 41% of net sales, excluding Origio, in the current year period compared to 38% in the prior year period.
Selling, General and Administrative Expense (SGA)

Three Months Ended July 31, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$107.6	34%	$107.0	36%	1%
CooperSurgical	26.3	41%	18.0	34%	46%
Headquarters	9.9	N/A	8.6	N/A	15%
	$143.8	38%	$133.6	38%	8%

Nine Months Ended July 31, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$319.6	37%	$296.7	36%	8%
CooperSurgical	64.0	36%	51.9	34%	24%
Headquarters	28.9	N/A	24.9	N/A	16%
	$412.5	39%	$373.5	39%	10%

The increases in CooperVision's SGA in dollars in the fiscal third quarter and both in dollars and as a percentage of net sales for the nine-month period are primarily due to our investment in sales and marketing, including increased headcount, to reach new customers and to promote our silicone hydrogel products.
The increase in CooperSurgical's SGA both in dollars and as a percentage of new sales in the fiscal 2012 periods are primarily due to operating expenses related to Origio as well as approximately $4.0 million of acquisition costs. Along with the acquisition and integration activities related to Origio, CooperSurgical continues to invest in sales activities to promote our products, with emphasis on products used in surgical procedures, and to support anticipated further growth.
Corporate headquarters’ SGA increased in the fiscal 2012 periods primarily due to increased headcount and share-based compensation costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Research and Development Expense

Three Months Ended July 31, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$10.7	3%	$9.9	3%	8%
CooperSurgical	2.5	4%	1.8	4%	34%
	$13.2	3%	$11.7	3%	12%
Nine Months Ended July 31, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$31.3	4%	$27.1	3%	16%
CooperSurgical	6.3	4%	4.7	3%	31%
	$37.6	4%	$31.8	3%	18%
CooperVision research and development expense increased in absolute dollars in the fiscal 2012 periods and also as a percentage of sales in the nine-month period primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s research and development activities include programs to develop single-use silicone hydrogel products and products utilizing PC Technology.
CooperSurgical research and development expense increased in absolute dollars in the fiscal 2012 periods and as a percentage of sales in the nine-month period primarily due to investments in the design and upgrade of surgical procedure devices.
Amortization Expense
The increases of 7% and 12% in the three- and nine-month periods in amortization expense are primarily due to intangible assets from acquisitions including the acquisition of Origio in July 2012 and those completed in fiscal 2011.
Operating Income

Three Months Ended July 31, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$75.1	24%	$47.6	16%	58%
CooperSurgical	12.1	19%	13.0	24%	(7)%
Headquarters	(9.9)	N/A	(8.6)	N/A	(15)%
	$77.3	20%	$52.0	15%	49%
Nine Months Ended July 31, ($ in millions)	2012	% Net Sales	2011	% Net Sales	% Change
CooperVision	$189.0	22%	$148.3	18%	27%
CooperSurgical	44.3	25%	37.5	25%	18%
Headquarters	(28.9)	N/A	(24.9)	N/A	(16)%
	$204.4	19%	$160.9	17%	27%
The increases in consolidated operating income in the fiscal 2012 periods both in absolute dollars and as a percentage of net sales were primarily due to the increases in gross profit of 18% and 16% for the three- and nine-month periods, respectively, partially offset by the increase in operating expenses of 8% and 11% in the same periods, respectively. CooperSurgical's operating income in the current year three-month period decreased in absolute dollars and as a percentage of sales primarily due to the $4.0 million of Origio acquisition costs which were reported as selling, general and administrative expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Expense
Interest expense in the fiscal third quarter of 2012 was $2.3 million representing a 28% decrease from the prior year period. For the nine month period, interest expense was $9.0 million representing a 37% decrease from the first nine months of fiscal 2011. The decreases primarily reflect lower average debt in the current periods and a reduction in our long-term borrowings used for capital expenditures together with the redemption of our 7.125% Senior Notes in February 2011.
Loss on Extinguishment of Debt
In our fiscal third quarter, we recorded a $1.4 million loss related to the amendment to our Credit Agreement on May 31, 2012. In our fiscal second quarter of 2011, we recorded a $16.5 million loss related to the repurchase of all outstanding 7.125% Senior Notes that includes the write-off of about $4.4 million of unamortized costs and the redemption premium of $12.1 million.
Share Repurchase
In December 2011, we announced a $150.0 million share repurchase plan authorized by the Company’s Board of Directors. During the fiscal third quarter, the Company repurchased 321 thousand shares of our common stock for $25.0 million at an average purchase price of $77.89 per share. During the fiscal first quarter, the Company repurchased 663 thousand shares of our common stock for $46.1 million at an average purchase price of $69.60. No shares were repurchased during our fiscal second quarter, and as of July 31, 2012, the Company had remaining authorization to repurchase about $78.9 million of our common stock. See Note 9. Stockholders’ Equity.
Other (Expense) Income, Net

Periods Ended July 31, ($ in millions)	Three Months		Nine Months
	2012	2011	2012	2011
Foreign exchange (loss) gain	$(2.2)	$0.5	$(2.0)	$—
Other, net	—	(0.1)	0.8	(0.1)
	$(2.2)	$0.4	$(1.2)	$(0.1)
Provision for Income Taxes

We recorded income tax expense of $16.3 million in the fiscal first nine months of 2012 compared to $11.1 million in the prior year period. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first nine months of 2012 was 8.5%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first nine months of 2011 was also 8.5%.
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
Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. The compensation expense and related income tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Selling, general and administrative expense	$4.1	$3.2	$14.8	$11.1
Cost of sales	0.3	0.2	1.0	0.7
Research and development expense	0.2	0.2	0.8	0.5
Capitalized in inventory	0.3	0.2	1.0	0.7
Total compensation expense	$4.9	$3.8	$17.6	$13.0
Related income tax benefit	$1.5	$1.1	$5.5	$3.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Third Quarter Highlights

•	Operating cash flow $78.1 million vs. $87.5 million in the fiscal third quarter of 2011.

•	Expenditures for purchases of property, plant and equipment (PP&E) $24.1 million vs. $19.1 million in the prior year period.

•	Cash payments for acquisitions totaled $144.3 million vs. $4.4 million in the prior year period.
Nine-Month Highlights

•	Operating cash flow $200.3 million vs. $225.3 million in the fiscal first nine months of 2011.

•	Expenditures for purchases of PP&E $67.1 million vs. $71.2 million in the prior year period.

•	Cash payments for acquisitions totaled $145.0 million vs. $40.9 million in the prior year period.
Comparative Statistics

($ in millions)	July 31, 2012	October 31, 2011
Cash and cash equivalents	$12.7	$5.2
Total assets	$2,883.9	$2,624.5
Working capital	$396.0	$273.1
Total debt	$480.1	$380.4
Stockholders’ equity	$2,096.6	$1,937.5
Ratio of debt to equity	0.23:1	0.20:1
Debt as a percentage of total capitalization	19%	16%
Operating cash flow - twelve months ended	$311.3	$336.3
Working Capital
The increase in working capital at July 31, 2012, was primarily due to increases in inventory, accounts receivable and other current assets and decreases in short-term debt and other accrued liabilities. This increase was partially offset by an increase in accounts payable.
The $48.1 million increase in inventory was primarily due to increased production to support new product launches and the re-launch of Avaira Toric contact lenses, as well as inventory acquired with Origio. At July 31, 2012, Cooper’s inventory months on hand (MOH) were 6.6 representing an increase from 5.9 at July 31, 2011, after excluding the reserve for inventory in the fiscal 2011 period. Including the reserve for inventory, MOH were 4.9 at July 31, 2011. The $13.8 million increase in trade accounts receivable was primarily due to timing of collections as well as the acquisition of Origio. Our days sales outstanding (DSO) decreased to 52 days at July 31, 2012, from 55 days in the prior year period. Based on our experience and knowledge of our customers and our analysis of inventoried products and product levels, we believe that our reported accounts receivable and inventories are recoverable.
We have reviewed our needs in the United States for possible repatriation of undistributed earnings or cash of our foreign subsidiaries. The Company presently intends to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow
Cash flow provided by operating activities continued in the fiscal first nine months of 2012 as Cooper’s major source of liquidity, at $200.3 million compared to $225.3 million in the prior year period. Current period results include $176.4 million of net income which included non-cash items of $80.4 million for depreciation and amortization, $16.7 million related to share-based compensation and $6.6 million related to currency translation. Results also include changes in operating assets and liabilities, which primarily reflected the increase in inventories of $39.4 million and the decrease in other accrued expenses of $23.0 million. The decrease from the prior year period is primarily due to cash flows related to the increase in inventory as discussed above.
For the nine months ended July 31, 2012, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $15.2 million and $12.3 million for interest and income tax, respectively, and the $10.0 million single lump-sum payment, accrued in fiscal 2011, to settle the Rembrandt Vision Technologies, L.P. lawsuit under the agreement reached December 2, 2011.
For the nine months ended July 31, 2011, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows provided by operating activities were for personnel and material costs along with cash payments of $20.4 million and $9.7 million for interest and income tax, respectively.
Investing Cash Flow
Cash used in investing activities of $205.5 million in the fiscal first nine months of 2012 was for capital expenditures of $67.1 million, primarily to increase manufacturing capacity, and payments of $145.0 million related to acquisitions, primarily the acquisition of Origio in our fiscal third quarter of 2012, partially offset by the $6.6 million insurance recovery related to facility repairs.
Cash used in investing activities of $112.1 million in the fiscal first nine months of 2011 was for capital expenditures of $71.2 million, primarily to improve manufacturing efficiency, and payments of $40.9 million related to acquisitions.
Financing Cash Flow
The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as share-based compensation awards and share repurchases. Cash provided by financing activities of $13.8 million in the fiscal first nine months of 2012 was driven by $49.8 million from net borrowings of debt and $37.9 million from the exercise of share-based compensation awards partially offset by $71.2 million in payments for share repurchases, under the plan discussed above, dividends paid on our common stock of $1.4 million and a $1.3 million payment for contingent consideration.
Cash used in financing activities of $109.2 million in the fiscal first nine months of 2011 was driven by net repayments of debt of $178.0 million, payments for acquisition costs related to the Credit Agreement of $9.6 million and dividends paid on our common stock of $1.4 million, partially offset by proceeds of $79.8 million from the exercise of share-based compensation awards.
At July 31, 2012, we had $545.9 million available under the Credit Agreement, and we are in compliance with the financial covenants including the Interest Coverage Ratio and Total Leverage Ratio at 35.75 to 1.00 versus the requirement to be at least 3.00 to 1.00 and 1.12 to 1.00 versus the requirement to remain below 3.75 to 1.00, respectively. As defined in the Credit Agreement, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA.

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

Estimates and Critical Accounting Policies
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Allowance for doubtful accounts
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first nine months of 2012, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, for a more complete discussion of our estimates and critical accounting policies.
The Company performed its annual impairment assessment of goodwill during the fiscal third quarter of 2012, and our analysis indicated that we had no impairment of goodwill. As described in Note 4. Intangible Assets in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.
New Accounting Pronouncement
In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 states that an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted and the Company has early adopted and applied this guidance to its fiscal quarter ended July 31, 2012. The adoption of this guidance did not have an impact on the Company's results of operations, financial position or cash flows.
Trademarks
Aquaform®, Avaira®, Biofinity® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. Comfort Science™ and PC Technology™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Swedish krona and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement may vary with the Eurodollar rate. We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, and Note 10 in this Quarterly Report on Form 10-Q for the period ended July 31, 2012.
On May 31, 2012, we entered into an amendment to our senior unsecured Credit Agreement. The aggregate commitment was increased to $1.0 billion from $750.0 million, and the $234.4 million outstanding balance on the term loan was fully repaid using the amended Credit Agreement facility. This facility offers additional availability, lower interest rates and extends the maturity date to May 31, 2017, from January 12, 2016. In addition, we have the ability to increase the facility by up to an additional $500.0 million. KeyBank led the refinancing with certain banks that participated in the Credit Agreement retaining or increasing their participation.
On February 15, 2011, we redeemed all $339.0 million aggregate principal amount outstanding of our 7.125% Senior Notes, in accordance with the terms of the Indenture, from borrowings under the Credit Agreement.
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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2012, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of July 31, 2012, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Securities Litigation
On November 28, 2011, Harold Greenberg filed a complaint in the United States District Court for the Northern District of California, Case No. 4:11-cv-05697-YGR, against the following defendants: the Company; Robert S. Weiss, its President, Chief Executive Officer and a director; Eugene J. Midlock, its former Senior Vice President and Chief Financial Officer; and Albert G. White, III, its Vice President of Investor Relations, Treasurer and Chief Strategic Officer. On December 12, 2011, a second individual, Ross Wallen, filed a related complaint against the same defendants in the Northern District of California, Case No. 4:11-cv-06214-YGR. The Wallen complaint largely repeats the allegations in the Greenberg complaint. Greenberg and Wallen each sought to represent a class of persons who purchased the Company's common stock between March 4, 2011 and November 15, 2011.
On February 29, 2012, the court ordered the Greenberg and Wallen actions consolidated and appointed Universal-Investment-Gesellschaft mbH as lead plaintiff. On May 4, 2012, the lead plaintiff filed a Consolidated Amended Complaint, which alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Sections 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the safety of the Avaira® Toric and Avaira Sphere contact lenses, which the Company recalled in 2011. The Consolidated Amended Complaint seeks unspecified damages on behalf of the purported class.
On June 1, 2012, the defendants filed a motion to dismiss the Consolidated Amended Complaint. The court held a hearing on the defendant's motion to dismiss on August 7, 2012. Discovery is stayed pending a resolution of the motion to dismiss. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable or remote or to estimate the range of potential loss, if any.
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
During the three month period ended July 31, 2012, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
5/1/12 – 5/31/12	—	$—	—	$103,857,000
6/1/12 – 6/30/12	—	$—	—	$103,857,000
7/1/12 – 7/31/12	321,040	$77.89	321,040	$78,850,000
Total	321,040	$77.89	321,040
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the $150.0 million share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program runs through December 31, 2012, and may be discontinued at any time. At July 31, 2012, approximately $78.9 million remained authorized for repurchase under the 2012 Share Repurchase Program.

Draft 4 - September 5, 2012	33

Item 6. Exhibits

Exhibit Number	Description

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 7, 2012	/s/ Rodney E. Folden
Rodney E. Folden
Vice President and Corporate Controller
(Principal Accounting Officer)

Index of Exhibits

Exhibit No.		Page No

11*	Calculation of Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.