Form 10-K
period 2012-10-31
COOPER COMPANIES INC
filed 2012-12-20
CIK 711404

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012
COMMISSION FILE NO. 1-8597
________________________
THE COOPER COMPANIES, INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware	94-2657368
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
6140 Stoneridge Mall Road, Suite 590 Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)
(925) 460-3600
(Registrant’s telephone number, including area code)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value, and associated rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒
On November 30, 2012, there were 48,126,393 shares of the registrant's common stock held by non-affiliates with aggregate market value of $4.2 billion on April 30, 2012, the last day of the registrant's most recently completed fiscal second quarter.
Number of shares outstanding of the registrant's common stock, as of November 30, 2012: 48,485,631
Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2013	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K
for the Fiscal Year Ended October 31, 2012

Table of Contents

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules

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

•
Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2012, as such Risk Factors may be updated in quarterly filings.

We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

Item 1. Business.

The Cooper Companies, Inc. (Cooper, we or the Company), a Delaware corporation organized in 1980, is a global medical device company publicly traded on the NYSE Euronext (NYSE: COO). Cooper is dedicated to being A Quality of Life CompanyTM with a focus on shareholder value. Cooper operates through two business units, CooperVision, Inc. and CooperSurgical, Inc.

CooperVision is a global manufacturer providing products for contact lens wearers. CooperVision develops, manufactures and markets a broad range of monthly, two-week and single-use contact lenses, featuring advanced materials and optics. CooperVision's products are designed to solve vision challenges such as astigmatism, presbyopia and ocular dryness; with a broad collection of spherical, toric and multifocal contact lenses. CooperVision's products are primarily manufactured at its facilities located in Hampshire, United Kingdom, Juana Diaz, Puerto Rico, and West Henrietta, New York. CooperVision distributes products from West Henrietta, New York, Fareham, United Kingdom, Liege, Belgium, and various smaller international distribution facilities.

CooperSurgical focuses on supplying women's health clinicians with products and treatment options to improve the delivery of healthcare to women. CooperSurgical's primary objectives include internal growth and growth through acquisitions to expand its core businesses and the introduction of advanced technology-based products to aid clinicians in the management and treatment of commonly seen conditions. CooperSurgical customers are healthcare professionals and institutions providing care to and for women. CooperSurgical products support the point of healthcare delivery in the hospital, clinicians office and fertility clinics. CooperSurgical's major manufacturing and distribution facilities are located in Trumbull, Connecticut, Malov, Denmark, Pasadena, California, Stafford, Texas, Golden, Colorado, and Berlin, Germany.

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

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. Silicone hydrogel materials supply a higher level of oxygen to the cornea, as measured by the transmissibility of oxygen through a given thickness of material, or “dk/t,” than traditional hydrogel lenses. Silicone hydrogel lenses now represent a significant portion of CooperVision's contact lens sales and our Biofinity® brand is CooperVision's leading product line. Under the Biofinity brand, CooperVision has launched monthly silicone hydrogel spherical, toric and multifocal lens products over the past five years. CooperVision has also launched two-week silicone hydrogel spherical and toric lens products under our Avaira® brand. In fiscal 2012, we initiated limited marketing of our first silicone hydrogel single-use spherical lens in selected European markets.

In addition, CooperVision lenses compete based on providing superior comfort through the use of lens edge technology. CooperVision lenses have a round to partial round edge which we believe increases comfort. CooperVision's Proclear® line of spherical, toric and multifocal lenses are manufactured with omafilcon, a material that incorporates Phosphorylcholine (PC) Technology™ that helps enhance tissue-device compatibility. Proclear lenses are the only lenses with FDA clearance for the claim "… may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear." Mild discomfort relating to dryness during lens wear is a condition that often causes patients to discontinue contact lens wear.

In addition to its PC Technology™ and silicone hydrogel product offerings, CooperVision competes in the contact lens market with its traditional hydrogel products.

Contact Lens Product Sales

Spheres: Net sales of CooperVision's spherical lenses, representing 60 percent of CooperVision's soft lens net sales, grew 5 percent in fiscal 2012, as compared to fiscal 2011. Single-use spherical lens net sales, representing 23 percent of soft lens sales, grew 10 percent.

Toric and Multifocal: Net sales of CooperVision's toric lenses, representing 31 percent of CooperVision's soft lens net sales, grew 5 percent in fiscal 2012, as compared to fiscal 2011. Multifocal lens net sales, representing 8 percent of soft lens net sales, grew 26 percent in fiscal 2012.

Proclear: Net sales of CooperVision's PC Technology products - which consist of spherical, toric and multifocal products, including Biomedics® XC and Proclear® 1 Day - were flat in fiscal 2012 as compared to fiscal 2011 and represented 26 percent of CooperVision's soft lens net sales.

Silicone Hydrogel: CooperVision's silicone hydrogel spherical, toric and multifocal lens products grew 28 percent in fiscal 2012 as compared to fiscal 2011 and represented 38 percent of CooperVision's soft lens net sales as compared to 31 percent in fiscal 2011.

CooperVision Competition

The contact lens market is highly competitive. CooperVision's three largest competitors in the worldwide market and its primary competitors in the spherical, toric and multifocal lens categories of that market are Johnson & Johnson Vision Care, Inc., CIBA Vision (owned by Novartis AG) and Bausch & Lomb Incorporated.

Over the past decade, the contact lens industry has experienced a global shift toward silicone hydrogel lenses and toward single-use lenses in the spherical market. CooperVision's primary competitors control the majority of the silicone hydrogel segment of the market. CooperVision was late in entering the silicone hydrogel segment of the market but now has significant sales of monthly and two-week spherical, toric and multifocal silicone hydrogel offerings, and it has recently introduced a silicone hydrogel single-use spherical lens.

In the toric lens market, a similar shift toward silicone hydrogel lenses has occurred but we believe that lens manufacturers also continue to compete to provide the highest possible level of visual acuity and patient satisfaction by offering a wide range of lens parameters, superior wearing comfort and a high level of customer service, both for patients and contact lens practitioners. CooperVision competes based on its three manufacturing processes yielding wider ranges of toric lens parameters, providing wide choices for patient and practitioner and superior visual acuity, as well as by offering excellent customer service, including high standards of on-time product delivery.

CooperVision's major competitors have greater financial resources and larger research and development budgets and sales forces. CooperVision seeks to offer a high level of customer service through its direct sales organizations around the world and through telephone sales and technical service representatives who consult with eye care professionals about the use of the Company's lens products.

CooperVision also competes with manufacturers of eyeglasses and with refractive surgical procedures that correct visual defects. CooperVision believes that its contact lenses will continue to compete favorably against eyeglasses and there are opportunities for contact lenses to gain market share, particularly in markets where the penetration of contact lenses in the vision correction market is low. CooperVision also believes that laser vision correction is not a significant threat to its sales of contact lenses.

CooperVision Developments with the U.S. Food and Drug Administration

In August 2011, CooperVision initiated a recall on limited lots of Avaira Toric contact lenses. In November 2011, this recall was expanded to cover limited lots of Avaira Sphere contact lenses. The recall was initiated because of the level of a residue (silicone oil) on certain lenses. The residue may cause hazy vision, severe eye pain or an eye injury. The manufacturing issue was identified and process changes were implemented. These process changes were reviewed by the United States Food and Drug Administration (FDA) as part of a 510(k) application. The FDA cleared the 510(k) application in April 2012, and the Company resumed distribution of the Avaira Toric lenses. Avaira Sphere lenses remained on the market throughout the recall period. This recall was limited solely to specific lots of Avaira Toric and Avaira Sphere contact lenses, and no other CooperVision products were involved in this recall.

COOPERSURGICAL

CooperSurgical offers a broad array of products used in the care and treatment of women's health. The Company participates in the women's healthcare market through offering quality products, innovative technologies and superior service to clinicians worldwide. CooperSurgical collaborates with clinicians to identify products and new technologies from disposable products to sophisticated instruments and equipment. The result is a broad portfolio of proven products that aid in the delivery of improved clinical outcomes that healthcare professionals use routinely in the diagnosis and treatment of a wide spectrum of women's health issues.

Since its inception in 1990, CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring products and companies that complement its business model.

Recent Acquisition
In July 2012, CooperSurgical completed a voluntary tender offer for the outstanding shares of Origio a/s. Origio is a global in-vitro fertilization (IVF) medical device company that develops, manufactures and distributes highly specialized products that target IVF treatment with a goal to make fertility treatment safer, more efficient and convenient. Based in Malov, Denmark, Origio, with approximately 320 employees, is a leader in delivering innovative Assisted Reproductive Technology (ART) solutions that enhance the work of ART professionals to the benefit of families. With 13 subsidiaries and several distributors, Origio has a worldwide presence with a broad product portfolio for the ART market along with professional training programs.

Market for Women's Healthcare

CooperSurgical participates in the market for women's healthcare with its diversified product lines of over 600 products. CooperSurgical products are in three major categories based on the point of healthcare delivery: hospitals, obstetricians and gynecologists (ob/gyns) medical offices and fertility clinics.

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

Another trend in the market for women's healthcare includes the migration of ob/gyn clinicians away from private practice ownership and toward aligning with group practices or employment with hospitals and health systems. CooperSurgical believes that the market factors that are driving this trend will continue in the near term.

While general medical practitioners play an important role in women's primary care, the ob/gyn specialist is the primary market for associated medical devices.

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

•
Osteoporosis and incontinence have become frequent diagnoses as the female population ages. Early identification and treatment of these conditions will both improve women's health and help reduce overall costs of treatment.

•	Sterilization is a frequently performed surgical procedure.

•	Hysterectomy, one of the most commonly performed surgical procedures, is increasingly performed using a laparoscopic approach.

•	The trend to move hospital-based procedures to an office or clinical setting is continuing as seen with the global endometrial ablation procedure.

CooperSurgical's Fiscal 2012 Net Sales Growth

During fiscal 2012, CooperSurgical's net sales grew 22 percent to $255.9 million from $209.7 million in fiscal 2011, representing 18 percent of Cooper's net sales in fiscal 2012 compared to 16% in fiscal 2011. Net sales growth excluding acquisitions was 6 percent. Sales of products used in surgical procedures grew 19 percent and represented 36 percent or 40 percent excluding the Origio acquisition, of CooperSurgical's total net sales as compared to 37 percent in fiscal 2011.

CooperSurgical Competition

CooperSurgical focuses on selected segments of the women's healthcare market, supplying diagnostic products and surgical instruments and accessories. In some instances, CooperSurgical offers all of the items needed for a complete procedure. CooperSurgical believes that opportunities exist for continued market consolidation of smaller technology-driven firms that generally offer only one or two product lines. Most are privately owned or divisions of public companies including some owned by companies with greater financial resources than Cooper.

Competitive factors in these segments include technological and scientific advances, product quality, price, customer service and effective communication of product information to physicians and hospitals. CooperSurgical competes based on its sales and marketing expertise and the technological advantages of its products. CooperSurgical's strategy includes developing and acquiring new products, including those used in new medical procedures. As CooperSurgical expands its product line, it also offers training for medical professionals in the appropriate use of its products.

CooperSurgical is seeking to expand its presence in the significantly larger hospital and outpatient surgical procedure segment of the market that is at present dominated by bigger competitors such as Johnson & Johnson's Ethicon Endo-Surgery and Ethicon Women's Health and Urology companies, Boston Scientific, Gyrus ACMI and Covidien. These competitors have well established positions within the operating room environment. CooperSurgical intends to leverage its relationship with gynecologic surgeons and focus on devices specific to gynecologic surgery to facilitate its expansion within the surgical segment of the market.

RESEARCH AND DEVELOPMENT

Cooper employs about 200 people in its research and development and manufacturing engineering departments. Most of these employees are in CooperVision. CooperVision product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, clinical trials, microbiology and biochemistry. CooperVision's research and development activities primarily include programs to develop disposable silicone hydrogel products.

CooperSurgical conducts research and development in-house and also has consulting agreements with external surgical specialists. CooperSurgical's research and development activities include the design and upgrading of surgical procedure devices, the upgrade and expansion of CooperSurgical's portfolio of assisted reproductive technology products, including Origio products, as well as products within the general obstetrics and gynecology offerings.

Cooper-sponsored research and development expenditures during fiscal 2012, 2011 and 2010 were $51.7 million, $43.6 million and $35.3 million, respectively. Research and development expenditures represented 4 percent of net sales in fiscal 2012 and 3 percent in 2011 and 2010. During fiscal 2012, CooperVision represented 82 percent and CooperSurgical represented 18 percent of the total research and development expenses. We did not participate in any customer-sponsored research and development programs during fiscal 2010 - 2012.

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

Device Classification

The FDA classifies medical devices into one of three classes - Class I, II or III - depending on the degree of risk associated with each medical device and the extent of control needed to ensure its safety and effectiveness. Both CooperVision and CooperSurgical develop and market medical devices under different levels of FDA regulation depending on the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval, while Class I and II devices require lower levels of regulation. The majority of CooperSurgical's products are Class II devices.

Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA's general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA's

Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (General Controls). Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are subject to the FDA's General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure. Pursuant to the Medical Device User Fee and Modernization Act of 2002 (MDUFMA), unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. Certain Class II devices are exempt from this premarket review process.

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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that changes its intended use, will require a new 510(k) clearance or could require premarket approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with a manufacturer's determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. In these circumstances, a manufacturer also may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements and modifications to our devices that we believe do not require new 510(k) clearances.

Premarket Approval Pathway

A PMA application must be submitted if the device cannot be cleared through the 510(k) premarket notification procedures. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device for its intended use.

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

Foreign Regulation

Health authorities in foreign countries regulate Cooper's clinical trials and medical device sales. The regulations vary widely from country to country. Even if the FDA has approved a product, the regulatory agencies in each country must approve new products before they may be marketed there. The worldwide Medical Device regulations are increasing, with many countries becoming regulated for the first time. For example, Hong Kong and Singapore are now regulated and following the Global Harmonization Task Force model for regulating medical devices. These emerging regulated countries require the same rigorous safety data compiled in pre-clinical and clinical studies for the rest of the world. Japan has one of the most rigorous regulatory systems in the world and requires in-country clinical trials. The Japanese quality and regulatory standards remain stringent even with the more recent harmonization efforts and updated Japanese regulations. China is also updating its regulations and is requiring rigorous in-country product testing.

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

RAW MATERIALS

CooperVision's raw materials primarily consist of various chemicals and packaging materials and are generally available from more than one source. However, CooperVision relies on sole suppliers for certain raw materials used to make our silicone hydrogel contact lens products. In fiscal 2011, CooperVision purchased certain assets of Asahikasei Aime Co., Ltd. (Aime), our current sole supplier of the primary material used to make our silicone hydrogel contact lens products, from Asahi Kasei Pharma Corporation. While this acquisition has increased CooperVision's control over the sourcing of certain raw materials, if current raw material suppliers fail to supply sufficient materials on a timely basis or at all for any reason, we may suffer a disruption in the supply of our silicone hydrogel contact lens products.

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

CooperSurgical's products are marketed by a network of dedicated field sales representatives, independent agents and distributors. In the United States, CooperSurgical augments its sales and marketing activities by participating in national and regional industry tradeshows, professional educational programs and internet promotions including e‑commerce, social media and collaborative efforts with professional organizations, telemarketing, direct mail and advertising in professional journals. Origio products are marketed globally through its field sales representatives and distributors.

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

No individual patent or license is material to the Company or either of its principal business units other than our License Agreement effective as of November 19, 2007, between CooperVision and CIBA Vision AG and CIBA Vision Corporation. This license relates to patents covering CooperVision's silicone hydrogel contact lens products, Biofinity® and Avaira®. This license extends until the patents expire in September 2014 in the United States and in March 2016 outside of the United States.

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

SEASONALITY

CooperVision's contact lens sales in its fiscal first quarter, which runs from November 1 through January 31, are typically lower than subsequent quarters, as patient traffic to practitioners' offices is relatively light during the holiday season.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Federal, state and local provisions that regulate the discharge of materials into the environment, or relate to the protection of the environment, do not currently materially affect Cooper's capital expenditures, earnings or competitive position.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

The information required by this item is included in Note 12. Business Segment Information of our Financial Statements and Supplementary Data and Item 1A. Risk Factors - Risks Relating to Our Business, included in this report.

EMPLOYEES

On October 31, 2012, the Company had about 7,800 employees. The Company believes that its relations with its employees are good.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2012 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended October 31, 2012, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

AVAILABLE INFORMATION

The Cooper Companies, Inc. Internet address is http://www.coopercos.com. The information on the Company's Web site is not part of this or any other report we file with, or furnish to, the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (SEC), are publicly available free of charge on our Web site as soon as reasonably practicable. The public may read and copy these materials at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains such reports, proxy and information statements and other information whose Internet address is http://www.sec.gov. The Company's Corporate Governance Principles, Ethics and Business Conduct Policy and charters of each standing committee of the Board of Directors are also posted on the Company's Web site.

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

Each of our businesses operates within a highly competitive environment. In our soft contact lens business, CooperVision faces intense competition from competitors' products, in particular silicone hydrogel contact lenses, and may face increasing competition as other new products enter the market. Our major competitors in the contact lens business, Johnson & Johnson Vision Care, Inc., CIBA Vision (owned by Novartis AG) and Bausch & Lomb, Inc., have substantially greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and larger manufacturing volumes than CooperVision. They offer competitive products and differentiated materials, plus a variety of other eye care products including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. The market for contact lenses is intensely competitive and is characterized by declining sales volumes for older product lines and growing demand for silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to introduce new products successfully, on a timely basis in the Americas, EMEA and Asia Pacific, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capabilities. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

To a lesser extent, CooperVision also competes with manufacturers of eyeglasses and providers of other forms of vision correction including ophthalmic surgery.

There can be no assurance that we will not encounter increased competition in the future, or that our competitors' newer contact lens products will not successfully erode CooperVision's contact lens business, which could have a material adverse effect on our business, financial condition and results of operations.

In the women's healthcare market, competitive factors include technological and scientific advances, product quality, price and effective communication of product information to physicians and hospitals. CooperSurgical competes with a number of manufacturers in each of its niche areas, some of which have substantially greater financial and personnel resources and sell a much broader range of products, which may give them an advantage in marketing competitive products.

Acquisitions that we have made and may make in the future involve numerous risks.

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years. As part of our growth strategy, particularly at CooperSurgical, we intend to continue to consider acquiring complementary technologies, products and businesses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or write-offs of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. Recently, CooperSurgical completed the acquisition of Origio a/s. This acquisition added significant operations to CooperSurgical and greatly expanded its international business. The Origio acquisition has correspondingly added risks to CooperSurgical. Risks we could face with respect to acquisitions, including the Origio acquisition, include:

•
difficulties in the integration of the operations, technologies, products and personnel of the acquired company and establishment of appropriate accounting controls and reporting procedures and other regulatory compliance procedures;

•	risks of entering markets in which we have no or limited prior experience;

•	potential loss of employees;

•	an inability to identify and consummate future acquisitions on favorable terms or at all;

•	diversion of management's attention away from other business concerns;

•	expenses of any undisclosed or potential liabilities of the acquired company;

•	expenses, including restructuring expenses, to shut-down our own locations or terminate our employees;

•	a dilution of earnings per share; and

•	risks inherent in accounting allocations.

Product innovations are important in the industry in which we operate, and we face the risk of product obsolescence if we are unable to develop new products or gain regulatory approvals or if our competitors introduce new products.

Product innovations are important in the contact lens market in which CooperVision competes and in the areas of the healthcare industry in which CooperSurgical competes. CooperSurgical does not allocate substantial resources to new product development, but rather it has historically purchased, leveraged or licensed the technology developments of others. CooperVision has been investing in new product development since 2005, including the development of silicone hydrogel-based contact lenses. Although CooperVision focuses on products that will be marketable immediately or in the short to medium term rather than on funding longer-term, higher risk research and development projects, time commitments, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies, such as contact lenses with anti-microbial or anti-allergenic features, that could lead to the obsolescence of one or more of our products. Competitors may also introduce new uses for contact lenses, such as for drug delivery or the control of myopia. Failure to develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

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

•	acceptance of our products by eye care and women's healthcare practitioners;

•	the cost competitiveness of our products;

•	consumer reluctance to try and use a new product;

•	regulatory requirements;

•	adequate coverage and reimbursement by third party payors;

•	the earlier release of competitive products, such as silicone hydrogel products, into the market by our competitors; and

•	the emergence of newer and more competitive products.

New medical and technological developments may reduce the need for our products.

Technological developments in the eye care and women's healthcare industries, such as new surgical procedures or medical devices, may limit demand for our products. Corneal refractive surgical procedures such as Lasik surgery and the development of new pharmaceutical products may decrease the demand for our optical products. If these new advances provide a practical alternative to traditional vision correction, the demand for contact lenses and eyeglasses may materially decrease. We cannot assure that medical advances and technological developments will not have a material adverse effect on our businesses.

Our substantial and expanding international operations are subject to uncertainties which could affect our operating results.

A significant portion of our current operations for CooperVision and our newly acquired Origio business are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America and Europe. Approximately two-thirds of our net sales for CooperVision for the fiscal years ended October 31, 2012 and 2011, respectively, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

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

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth. The U.S. economy has experienced a recession and faces continued concerns about the systemic impacts of adverse economic conditions such as the growing U.S. deficit, high energy costs, geopolitical issues, the availability and cost of credit, and an unstable real estate market. Foreign countries, in particular the Euro zone, are affected by similar systemic impacts. As a result, we continue to have lower than historical expectations for market growth in fiscal 2013.

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

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in the United Kingdom and Puerto Rico. CooperSurgical manufactures the majority of its products in Trumbull, Connecticut, Stafford, Texas, Malov, Denmark and Pasadena, California. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities, and because this process is expensive, we have generally not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

CooperVision distributes products out of West Henrietta, New York, Hampshire, United Kingdom, Liege, Belgium and various smaller international distribution facilities. CooperSurgical's products are primarily distributed out of its facilities in Trumbull, Connecticut and Malov, Denmark. Any prolonged disruption in the operations of our existing distribution facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations.

If our manufacturing operations fail to comply with applicable regulations, our manufacturing could be delayed or disrupted, our products could be subject to recall, and sales and profitability could suffer.

Our manufacturing operations and processes are required to comply with numerous federal, state and foreign regulatory requirements, including the FDA's cGMP for medical devices, known as the QSR regulations, which govern the procedures related to the design, testing, production processes, controls, quality assurance, labeling, packaging, storage, importing, exporting and shipping of our products. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Failure to pass a cGMP, QSR or similar foreign inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays in addition to, among other things, significant fines, suspension of approvals, seizures, recalls or import holds of products, operating restrictions and criminal prosecutions. As a result, any failure to comply with applicable requirements could adversely affect our product sales and profitability.

We rely on independent suppliers for raw materials and we could experience inventory shortages if we were required to use an alternative supplier on short notice.

We rely on independent suppliers for key raw materials, consisting primarily of various chemicals and packaging materials. Raw materials used in our operations are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. We purchased Asahikasei Aime Co. Ltd. to achieve greater control over certain of the raw materials used in our silicone hydrogel contact lenses. However, Asahikasei Finechem (Asahi) remains our sole supplier of the primary material used to make our silicone hydrogel contact lens products, Biofinity and Avaira. We may suffer a disruption in the supply of our silicone hydrogel contact lens products if Asahi or other suppliers fail to supply sufficient material on a timely basis or at all for any reason and/or we need to switch to an alternative supplier. A disruption in the supply of raw materials could disrupt production of our silicone hydrogel contact lens products, thereby adversely impacting our ability to market and sell such products and our ability to compete in this important segment of the contact lens market.

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

We may also seek to enforce our intellectual property rights on others through litigation. Our claims, even if meritorious, may be found invalid or inapplicable to a party we believe infringes or has misappropriated our intellectual property rights. In addition, litigation can:

•	be expensive and time consuming to prosecute or defend;

•	result in a finding that we do not have certain intellectual property rights or that such rights lack sufficient scope or strength;

•	divert management's attention and resources; or

•	require us to license our intellectual property.

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

Both CooperVision and CooperSurgical also rely on unpatented proprietary technology or technology where patents will expire in less than a few years. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements and assignment agreements, which generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, we cannot assure that these confidentiality agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable.

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

Our competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our existing and planned products. In the contact lens industry, CooperVision and its competitors all hold patents covering contact lens designs, business methods, processes and materials. Claims that our products, business methods or processes infringe upon the proprietary rights of others often are not asserted until after commencement of commercial sales of products incorporating our technology.

Significant litigation regarding intellectual property rights exists in our industries. For example, CooperVision has faced significant patent litigation over its silicone hydrogel contact lens products. Third parties have made, and may make in the future, claims of infringement against us or our contract manufacturers in connection with the use of our technology. Any claims, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign or reengineer our products, if feasible;

•	divert management's attention and resources; or

•	require us to enter into royalty or licensing agreements in order to obtain the right to use a necessary product, component or process.
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

As a result of our international operations, currency exchange rate fluctuations may affect our results of operations and financial position. Our most significant currency exposures are the British pound sterling, euro, Japanese yen, Danish krone and Canadian dollar. We expect to generate an increasing portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. Although from time to time we enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. These hedges may also serve to reduce any gain that we may have made based on favorable foreign currency fluctuations. In addition, to the extent we are unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on our financial condition and results of operations. Because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies, the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings and can make it more difficult for our shareholders to understand the relative strengths or weaknesses of the underlying business on a period-over-period comparative basis.

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

We manage our businesses utilizing complex computer systems that are regularly maintained and upgraded; an interruption to these systems could disrupt our business or force us to expend excessive costs.

We utilize complex computer systems, including enterprise resource planning and warehouse management systems, to support our business units and we have a continuous improvement strategy in place to keep our systems and overarching technology stable and in line with business needs and growth. Regular upgrades of our computer hardware and software revisions are typical and expected. We employ controlled change management methodologies to plan, test and execute all such system upgrades and improvements, and we believe that we assign adequate staffing and other resources to projects to ensure successful implementation. However, we cannot assure that our systems will meet our future business needs or that upgrades will operate as designed. We cannot assure that there will not be associated excessive costs or disruptions in portions of our business in the course of our maintenance, support and/or upgrade of these systems.

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

Our products and operations are subject to rigorous regulation by the FDA, and numerous other federal, state and foreign governmental authorities. In the United States, the FDA regulates virtually all aspects of a medical device's design, development, testing, manufacture, safety, labeling, storage, recordkeeping, reporting, marketing, promotion and distribution, as well as the export of medical devices manufactured in the United States to foreign markets. Our failure to comply with FDA regulations could lead to the imposition of administrative or judicial sanctions, including injunctions, suspensions or the loss of regulatory approvals, product recalls, termination of distribution or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

Our medical devices require clearance or approval by the FDA before they can be commercially distributed in the United States and may require similar approvals by foreign regulatory agencies before distribution in foreign jurisdictions. Medical devices may only be marketed for the indications for which they are approved or cleared. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA, can be costly and time consuming. There can be no assurance that such clearances and approvals will be granted on a timely basis, if at all, or that significant delays in the introduction of any new products or product enhancements will occur, which could adversely affect our competitive position and results of operations. In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay premarket approval or clearance of our products or could impact our ability to market our currently approved or cleared products. For example, the FDA has recently been reviewing the premarket clearance process in response to internal and external concerns regarding the 510(k) program. In January 2011, the FDA announced a plan of action that included twenty-five action items designed to make the process more rigorous and transparent. Since then the FDA has implemented some changes intended to improve its premarket programs. Some of these changes and proposals under consideration could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances for our products, increase the cost of compliance, or restrict our ability to maintain our current clearances.

Modifications and enhancements to a medical device also require a new FDA clearance or approval if they could significantly affect its safety or effectiveness or would constitute a major change in its intended use, design or manufacture. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer's decision. We have made modifications and enhancements to our medical devices that we do not believe require a new clearance or application, but we cannot confirm that the FDA will agree with our decisions. If the FDA requires us to seek clearance or approval for modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. We also cannot assure that we will be successful in obtaining clearances or approvals for our modifications, if required.

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

In the European Economic Area, a medical device can only be placed on the market if it is in conformity with the essential requirements set out in the European Directives and implementing regulations that govern medical devices. These Directives prescribe quality programs and standards which must be maintained in order to achieve required ISO certification and to approve the use of CE marking. In order to maintain ISO certification and CE marking quality benchmarks, firms' quality systems and procedures are subjected to rigorous periodic inspections and reassessment audits.

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

After a device is placed on the market, numerous regulatory requirements apply, including the FDA's QSR regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and medical device reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Medical device manufacturers, such as CooperVision and CooperSurgical, may under their own initiative recall a product if a reasonable possibility of serious injury or any material deficiency in a device is found. For example, CooperVision recently concluded a recall of limited lots of Avaira Toric contact lenses and Avaira Sphere contact lenses. Recalls of any of our products may divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. A recall could harm our reputation with customers and consumers which could reduce the sales of our products. In addition, the FDA or other foreign governmental agencies may implement enforcement actions in connection with a recall which could impair our product offerings and be harmful to our business and financial results.

Changes in legislation and government regulation of the healthcare industry as well as third-party payors' efforts to control the costs of healthcare could materially adversely affect our business.

In recent years, an increasing number of healthcare reform proposals have been formulated by the legislative and executive branches of the United States federal and state governments. In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, which we refer to collectively as the Health Care Reform Law. The Health Care Reform Law makes extensive changes to the delivery of health care in the United States. Among the provisions of the Health Care Reform Law, of greatest importance to the medical device industry are the following:

•
A 2.3 percent excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which exceptions include all contact lenses, effective January 1, 2013;

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

•
Creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to reduce Medicare spending and those recommendations could have the effect of law even if Congress doesn't act on the recommendations; and

•
Establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, beginning by January 1, 2011.

These measures could result in decreased net revenues or increased expenses from our medical device products and decrease potential returns from our development efforts. Many of the details regarding the implementation of the Health Care Reform Law are yet to be determined, and at this time, the full effect that the Health Care Reform Law would have on our business remains unclear. For example, the recently enacted Health Care and Education Reconciliation Act of 2010 imposes a new excise tax of 2.3 percent of the price for which certain medical devices are sold and takes effect on January 1, 2013. CooperVision is not affected by this new tax because contact lenses are excluded from the tax. However, United States sales of almost all of CooperSurgical's products will be subject to this new tax. We cannot anticipate at this time the magnitude of this new tax as there are significant uncertainties concerning key definitions and terms within the law.

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

Additionally, the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009 was signed into law as part of the America's Recovery and Reinvestment Act in February 2009. Previously, HIPAA directly regulated only certain covered entities, such as health care providers and health plans. Under the HITECH Act, certain of HIPAA's privacy and security standards are now also directly applicable to covered entities' business associates. As a result, business associates are now subject to civil and criminal penalties for failure to comply with applicable privacy and security rule requirements. Moreover, the HITECH Act set forth new notification requirements for health data security breaches, increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney's fees and costs associated with pursuing federal actions.

While we do not believe that we are a covered entity or a business associate under HIPAA, many of our customers may be covered entities or business associates subject to HIPAA. Some customers as an expectation of transacting business with us may require us to enter into business associate agreements, which would obligate us to safeguard and restrict the manner in which we use certain protected health information (as defined by HIPAA) that we obtain in the course of our commercial relationship with them, triggering potential liability on us for failure to meet our contractual obligations. Alternatively, some customers may limit the scope of our commercial relationship with them with regard to our access to certain protected health information. Pursuant to the HITECH Act, if the government determines that we are a business associate, we could be additionally subject to direct governmental enforcement for failure to comply with certain privacy and security requirements. The costs of complying with these contractual obligations and new legal and regulatory requirements, and the potential liability associated with failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a summary of Cooper's principal facilities as of October 31, 2012. Cooper generally leases its office and operations facilities but owns several manufacturing and research and development facilities, including 205,850 square feet in Hamble, United Kingdom, 49,500 square feet in Scottsville, New York, 63,787 square feet in Malov, Denmark, and 33,630 square feet in Stafford, Texas. Our lease agreements expire at various dates through the year 2030. The Company believes its properties are suitable and adequate for its businesses.

Location	Approximate Square Feet	Operations
AMERICAS
United States
California	100,016	Executive offices; CooperVision research & development and CooperVision administrative offices; CooperSurgical manufacturing and distribution
New York	390,277	CooperVision manufacturing, marketing, distribution and administrative offices
Connecticut	210,837	CooperSurgical manufacturing, marketing, distribution, research & development and administrative offices
Texas	33,630	CooperSurgical manufacturing
Puerto Rico
Juana Diaz	333,124	CooperVision manufacturing and distribution
Canada
Ontario	10,962	CooperVision marketing
Brazil
Sao Paulo	16,576	CooperVision marketing and distribution
EMEA
United Kingdom
Hampshire	462,381	CooperVision manufacturing, marketing, distribution, research & development and administrative offices
Belgium
Liege	119,146	CooperVision distribution
Denmark
Malov	63,787	CooperSurgical manufacturing, marketing and administrative offices
Germany
Berlin	13,255	CooperSurgical manufacturing, marketing and distribution
Frankfurt	9,556	CooperVision marketing and distribution
Italy
Milan	29,150	CooperVision marketing and distribution
Spain
Madrid	28,837	CooperVision marketing and distribution
South Africa
Johannesburg	13,250	CooperVision marketing and distribution
France
Nice	12,184	CooperVision marketing and distribution
ASIA PACIFIC
Japan	81,055	CooperVision manufacturing, marketing, distribution and administrative offices; CooperSurgical marketing
Australia	29,973	CooperVision manufacturing, marketing, distribution and administrative offices
Other Asia Pacific	45,497	CooperVision and CooperSurgical marketing and distribution

Item 3. Legal Proceedings.
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
Derivative Litigation
On January 9, 2012, Joseph Operman filed a purported shareholder derivative complaint in the United States District Court for the Northern District of California, Case No. 4:12-cv-00143-YGR, against members of the Company’s Board of Directors. The derivative complaint seeks recovery on behalf of the Company, which is named as a “nominal defendant.” The derivative complaint purports to allege causes of action for breach of fiduciary duties and failure to exercise oversight responsibilities against all defendants and a cause of action for contribution against Mr. Weiss for alleged violations of Section 10(b) of the Securities Exchange Act of 1934. On May 18, 2012, Mr. Operman filed an amended derivative complaint. The amended derivative complaint largely repeats the allegations of misrepresentations in the securities class action complaints described above, and includes allegations of false projections of future financial results. The Company and the individual defendants have not yet filed a response to the derivative complaint. The parties have agreed, pending approval by the Court, to extend the deadline for responding to the derivative complaint until after the court rules on the defendants’ motion to dismiss in the class action.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fiscal fourth quarter of 2012, the Company did not submit any matters to a vote of the Company's security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Cooper's common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2012 and 2011:

	2012		2011
Quarterly Common Stock Price Range Years Ended October 31,	High	Low	High	Low
Fiscal Quarter Ended
January 31	$73.28	$52.60	$59.11	$48.90
April 30	$88.74	$72.41	$75.39	$57.15
July 31	$89.31	$72.44	$82.24	$71.42
October 31	$100.92	$71.40	$84.20	$62.77

At November 30, 2012, there were 658 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of about $2.9 million in fiscal 2012 and $2.8 million in fiscal 2011. Dividends are paid when, as and if declared at the discretion of our Board of Directors from funds legally available for that purpose. Our Board of Directors periodically reviews our dividend policy and considers the Company's earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Performance Graph

The following graph compares the cumulative total return on the Company's common stock with the cumulative total return of the Standard & Poor's Smallcap 600 Stock Index and the Standard & Poor's Health Care Equipment Index for the five-year period ended October 31, 2012. The graph assumes that the value of the investment in the Company and in each index was $100 on October 31, 2007, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cooper Companies, Inc., the S&P Smallcap 600 Index
and the S&P Health Care Equipment Index

$250
$200
$150
$100
$50
$0
10/07
10/08
10/09
10/10
10/11
10/12
The Cooper Companies, Inc.
S&P Smallcap 600
S&P Health Care Equipment

* $100 invested on 10/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending October 31.
Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	10/07	10/08	10/09	10/10	10/11	10/12
The Cooper Companies, Inc.	$100.00	$39.30	$66.97	$118.16	$166.10	$230.25
S&P Smallcap 600	$100.00	$67.56	$71.31	$90.05	$99.54	$113.08
S&P Health Care Equipment	$100.00	$86.25	$82.40	$85.70	$91.35	$104.29

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three-month period ended October 31, 2012, we did not repurchase shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
8/1/12 – 8/31/12	—	$—	—	$78,850,000
9/1/12 – 9/30/12	—	$—	—	$78,850,000
10/1/12 – 10/31/12	—	$—	—	$78,850,000
Total	—	$—	—
The table above presents the repurchase of the Company’s common stock on the New York Stock Exchange as part of the $150.0 million share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program was amended on December 5, 2012, to increase the total authorized repurchase amount to $300.0 million and changed the expiration date to indefinite from December 31, 2012. At October 31, 2012 approximately $78.9 million remained authorized, and at December 5, 2012, $228.9 million remained authorized for repurchase under the 2012 Share Repurchase Program.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	2,946,827	$45.26	2,079,543
Equity compensation plans not approved by shareholders	—	—	—
Total	2,946,827	$45.26	2,079,543
__________

(1) The amount of total securities to be issued under equity plans shown in Column A includes 653,119 Restricted Stock Units granted pursuant to the Company's equity plans. These awards allow for the distribution of shares to the grant recipient upon the completion of time-based holding periods and do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B. Amounts in Column A do not reflect performance share awards without a final payout.

(2) Includes information with respect to the Second Amended and Restated 2007 Long-Term Incentive Plan for Employees of The Cooper Companies, Inc. (2007 Plan), which was approved by stockholders on March 16, 2011, and provides for the issuance of up to 5,230,000 shares of common stock, and the Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. (the Directors’ Plan), which was approved by stockholders on March 16, 2011 and provides for the issuance of up to 950,000 shares of common stock. As of October 31, 2012, up to 1,784,977 shares of common stock may be issued pursuant to the 2007 Plan and 294,566 shares of common stock may be issued pursuant to the 2006 Directors’ Plan.

Also includes information with respect to the 1996 Long Term Incentive Plan for Non-Employee Directors (1996 Directors' Plan) and the Second Amended and Restated 2001 Long Term Incentive Plan (2001 Plan) of the Cooper Companies, Inc., which were originally approved by stockholders on March 21, 1996 and March 28, 2001. The 1996 Directors' Plan and 2001 Plan have expired by their terms, but up to 759,900 shares of common stock may be issued pursuant to awards that remain outstanding under these plans.

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In thousands, except per share amounts)	2012	2011	2010	2009	2008
Consolidated Operations
Net sales	$1,445,136	$1,330,835	$1,158,517	$1,080,421	$1,047,375
Gross profit	$924,010	$804,804	$676,723	$596,494	$610,030
Income before income taxes	$275,452	$192,764	$124,426	$114,828	$73,962
Net income attributable to Cooper stockholders	$248,339	$175,430	$112,803	$100,548	$63,956
Diluted earnings per share attributable to Cooper stockholders	$5.05	$3.63	$2.43	$2.21	$1.42
Number of shares used to compute diluted earnings per share	49,152	48,309	46,505	45,478	45,117
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06
Consolidated Financial Position
Current assets	$657,860	$540,347	$491,340	$503,878	$526,032
Property, plant and equipment, net	640,255	609,205	593,887	602,568	602,654
Goodwill	1,370,247	1,276,567	1,261,976	1,257,029	1,251,699
Other intangible assets, net	214,783	128,341	114,177	114,700	130,587
Other assets	58,239	70,058	63,638	73,732	76,644
	$2,941,384	$2,624,518	$2,525,018	$2,551,907	$2,587,616
Short-term debt	$25,284	$52,979	$19,159	$9,844	$43,013
Other current liabilities	237,268	214,227	180,361	165,570	212,394
Long-term debt	348,422	327,453	591,977	771,630	861,781
Other liabilities	117,252	92,371	66,745	64,521	53,352
Total liabilities	728,226	687,030	858,242	1,011,565	1,170,540
Stockholders' equity	2,213,158	1,937,488	1,666,776	1,540,342	1,417,076
	$2,941,384	$2,624,518	$2,525,018	$2,551,907	$2,587,616

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Note numbers refer to “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

We discuss below the results of our operations for fiscal 2012 compared with fiscal 2011 and the results of our operations for fiscal 2011 compared with fiscal 2010. Certain prior period amounts have been reclassified to conform to the current period's presentation. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by U.S. debt and uncertainty surrounding employment, housing and credit concerns together with the European debt crisis and related foreign currency volatility impact our current performance and continue to represent a risk to our performance for fiscal year 2013 and beyond.
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
In fiscal 2012, we launched Proclear® 1 Day multifocal and we are also in the process of developing a number of new contact lens products to enhance CooperVision’s worldwide product lines. New products planned for introduction over the next two years include additional lenses utilizing silicone hydrogel materials and new lens designs, including multifocal and single-use lenses.
In August 2011, CooperVision initiated a recall on limited lots of Avaira Toric contact lenses, and in November 2011, this recall was expanded to cover limited lots of Avaira Sphere contact lenses. Avaira Toric and Avaira Sphere lenses that were subject to the recall represented less than 2% of the Company's fiscal 2011 net sales. While Avaira Toric was taken off the market, Avaira Sphere remained on the market throughout the recall. On April 15, 2012, the FDA granted us a Special 510(k) clearance to return Avaira Toric lenses to the market, and in May 2012, CooperVision re-launched Avaira Toric with shipments available for select distribution. We are continuing to roll-out Avaira Toric fitting sets and are working to build the Avaira brand in the U.S. two-week market.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The medical device segment of the women's healthcare market is highly fragmented. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring companies and products that complement its business model. In July 2012, we purchased Origio, a global in-vitro fertilization company, discussed below. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines.
As part of the new health care reform law, a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, is effective January 1, 2013. CooperVision's products are not subject to this new tax because contact lenses are excluded from the tax. However, United States sales of almost all of CooperSurgical's products will be subject to this new tax beginning in our fiscal first quarter of 2013.
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
At October 31, 2012, we had $653.7 million available under the amended Credit Agreement. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends.
Recent Acquisition
On July 11, 2012, we completed a voluntary tender offer for the outstanding shares of Origio a/s at a purchase price of Norwegian krone (NOK) 28 per share in cash, or $147.4 million, and acquired about 97% of the outstanding shares. During our fiscal fourth quarter of 2012, we acquired additional shares representing a total of 98% and in November 2012, we completed a mandatory redemption to obtain the remaining shares in accordance with the Danish Companies Act. Cooper, through its subsidiaries, financed the acquisition with available offshore cash and credit facilities. Origio is a global in-vitro fertilization (IVF) medical device company that develops, manufactures and distributes highly specialized products that target IVF treatment with a goal to make fertility treatment safer, more efficient and convenient. Based in Malov, Denmark, Origio has approximately 320 employees. We assumed about $45.4 million of Origio's debt that we repaid concurrent with the acquisition. Our preliminary allocation of the purchase price at fair value includes amortizable intangible assets of $107.7 million and goodwill of $95.5 million. We incurred $4.9 million of acquisition costs which were reported as selling, general and administrative expense in our Consolidated Statement of Income (see Note 2. Acquisitions).

2012 Compared with 2011

Highlights: 2012 vs. 2011

•	Net sales up 9% to $1.4 billion from $1.3 billion in fiscal year 2011.

•	Gross margin 64% of net sales up from 60%.

•	Operating income up 25% to $283.4 million from $227.6 million.

•	Interest expense down 32% to $11.8 million from $17.3 million.

•	Diluted earnings per share up 39% to $5.05 from $3.63.

•	Operating cash flow $315.1 million down 6% from $336.3 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2012 pre-tax results include a $1.4 million loss related to the May 31, 2012, amendment to our Credit Agreement, and costs related to the acquisition of Origio consisting of $4.9 million in direct acquisition costs recorded in selling, general and administrative expense and $0.4 million net gain related to the repayment of debt acquired recorded in interest expense. Fiscal 2011 pre-tax results included a charge of $20.4 million related to the limited recall of Avaira contact lenses, costs of $16.5 million related to the redemption of our Senior Notes, a $10.0 million charge related to the settlement of all claims in a patent infringement lawsuit and restructuring costs of $1.9 million related to the CooperVision manufacturing restructuring plan that was completed in fiscal 2011.
Selected Statistical Information – Percentage of Net Sales and Growth

Years Ended October 31,	2012	% Change	2011	% Change	2010
Net sales	100%	9%	100%	15%	100%
Cost of sales	36%	(1)%	40%	9%	42%
Gross profit	64%	15%	60%	19%	58%
Selling, general and administrative expense	39%	12%	38%	18%	37%
Research and development expense	4%	19%	3%	24%	3%
Amortization of intangibles	1%	17%	2%	14%	2%
Operating income	20%	25%	17%	20%	16%
Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.
Net Sales Growth by Business Unit

Our consolidated net sales grew by $114.3 million in fiscal 2012 and $172.3 million in 2011:

($ in millions)	2012 vs. 2011	% Change	2011 vs. 2010	% Change
CooperVision	$68.1	6%	$150.6	16%
CooperSurgical	46.2	22%	21.7	12%
	$114.3	9%	$172.3	15%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

CooperVision net sales growth included increases in single-use spheres up 10%, representing 22% of net sales. Total toric lenses grew 5% and were 30% of net sales, and multifocal lenses grew 26% to 8% of net sales up from 7% in the prior year. Silicone hydrogel products grew 28% worldwide and represented 36% of net sales up from 30% in the prior year. Proclear product sales were flat as compared to the prior year and represented 25% of net sales down from 27% in the prior year. Older conventional lens products and cosmetic lenses declined 16% and 20%, respectively, and together represented 3% of net sales, down from 4% in the prior year.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.
CooperVision Net Sales by Geography

($ in millions)	2012	2011	% Change
Americas	$498.9	$469.7	6%
EMEA	402.3	398.5	1%
Asia Pacific	288.0	252.9	14%
	$1,189.2	$1,121.1	6%
CooperVision’s worldwide net sales grew 6% in the year-to-year comparison. Americas net sales grew 6%, primarily due to market gains of CooperVision’s silicone hydrogel lenses and single-use lenses. EMEA net sales grew 1% primarily driven by sales growth of silicone hydrogel lenses, as sales in fiscal 2012 were negatively impacted due to the weakening euro and the British pound compared to the U.S. dollar. Net sales to the Asia Pacific region grew 14%, primarily due to sales growth in fiscal 2012 of single-use lenses and silicone hydrogel lenses. Asia Pacific net sales growth was positively impacted by the strengthening of the Japanese yen and Australian dollar compared to the U.S. dollar.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperSurgical Net Sales
CooperSurgical’s fiscal 2012 net sales increased 22% from fiscal 2011 to $255.9 million with net sales growth excluding acquisitions of 6%. Origio net sales of $25.1 million are included in fiscal 2012. Sales of products used in surgical procedures grew 19% and represented 36% of CooperSurgical’s fiscal 2012 net sales, 40% excluding Origio's IVF business, compared to 37% in the prior year. CooperSurgical’s sales are primarily comprised of women’s healthcare products used by gynecologists and obstetricians in office, surgical and fertility procedures. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix along with increased average realized prices on disposable products have influenced organic sales growth.

2011 Compared with 2010

Highlights: 2011 vs. 2010

•	Net sales up 15% to $1.3 billion from $1.2 billion in fiscal year 2010.

•	Gross margin 60% of net sales up from 58%.

•	Operating income up 20% to $227.6 million from $189.9 million.

•	Interest expense down 53% to $17.3 million from $36.7 million.

•	Diluted earnings per share up 49% to $3.63 from $2.43.

•	Operating cash flow up 26% to $336.3 million from $267.7 million.

Fiscal 2011 pre-tax results included a reserve of $20.4 million related to the limited recall of Avaira contact lenses, costs of $16.5 million related to the redemption of our Senior Notes, a $10.0 million charge related to the settlement of all claims in a patent infringement lawsuit and restructuring costs of $1.9 million related to the CooperVision manufacturing restructuring plan that was completed in fiscal 2011. In fiscal 2010, pre-tax results included settlement charges of $27.8 million related to the securities class action litigation and the derivative litigation and $16.1 million related to the CooperVision manufacturing restructuring plan.
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

CooperVision Net Sales

Net sales growth included increases in single-use spheres up 18% and total spheres up 12%. Total toric lenses grew 16%, including 26% growth of single-use toric lenses, and multifocal lenses grew 4%. Silicone hydrogel products grew 49% worldwide. Proclear products increased 10% driven by growth of single-use lenses. Older conventional lens products and cosmetic lenses declined 13% and 17%, respectively.
CooperVision Net Sales by Geography

($ in millions)	2011	2010	% Change
Americas	$469.7	$432.8	9%
EMEA	398.5	351.8	13%
Asia Pacific	252.9	185.9	36%
	$1,121.1	$970.5	16%
CooperVision's worldwide net sales grew 16% in the period-to-period comparison. Americas net sales grew 9%, primarily due to market gains of CooperVision's silicone hydrogel contact lenses and single-use lenses. In our fiscal first quarter of 2010, we recorded $10.1 million of reductions to Americas net sales due to out-of-period adjustments to increase accruals for rebates that were under-accrued in fiscal 2009. EMEA net sales grew 13% driven by increases in sales of silicone hydrogel lenses and single-use lenses. Net sales to the Asia Pacific region grew 36%, primarily due to sales growth of single-use spherical and toric products and silicone hydrogel lenses; these results included sales of $31.3 million related to product lines acquired on December 1, 2010, from Asahikasei Aime Co., Ltd.

CooperVision's net sales growth was driven primarily by increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses, along with acquisitions and the favorable effect of foreign currency exchange rate fluctuations. While unit growth and product mix have influenced CooperVision's sales growth, average realized prices by product have not materially influenced sales growth.
CooperSurgical Net Sales

CooperSurgical's fiscal 2011 net sales increased 12% from fiscal 2010 to $209.7 million with net sales growth excluding acquisitions of 8%. Sales of products used in surgical procedures grew 23% and represented 37% of CooperSurgical's fiscal 2011 net sales compared to 33% in fiscal 2010. CooperSurgical sales are primarily comprised of women's healthcare products used by gynecologists and obstetricians in both office and surgical procedures. The balance consists of sales of medical devices outside of women's healthcare which CooperSurgical does not actively market. Unit growth and product mix along with increased average realized prices on disposable products influenced organic sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2012 Compared to 2011 and 2011 Compared to 2010
Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2012	2011	2010
CooperVision	63%	60%	57%
CooperSurgical	66%	65%	64%
Consolidated	64%	60%	58%
The sequential increases in CooperVision’s gross margin over the fiscal years presented are largely attributable to improvements in manufacturing efficiencies and product mix, primarily the shift to higher margin silicone hydrogel products. CooperVision's gross margin in fiscal 2011 was negatively impacted by the $20.2 million reserve for inventory and return provisions related to the recall of certain lots of Avaira contact lenses, discussed above. Gross margin also reflects efficiencies associated with the 2009 CooperVision Manufacturing restructuring plan that was completed in the fiscal first quarter of 2011. There were no costs associated with this plan recorded in fiscal 2012. Costs associated with the plan, recorded as cost of sales, were $1.9 million in fiscal 2011 and $16.0 million for fiscal 2010.
The increase in CooperSurgical’s gross margin for fiscal 2012 as compared to fiscal 2011 is largely attributable to manufacturing efficiency improvements and product mix. The changes in product mix include higher margins on products used in surgical procedures that grew 19% over the prior year and represented 36% of net sales in fiscal 2012, or 40% excluding Origio sales for the last four months of 2012, compared to 37% in fiscal 2011 and 33% in fiscal 2010. The increase was partially offset by the inclusion of four months of sales of lower margin IVF products from the acquisition of Origio in July 2012.
Selling, General and Administrative Expense (SGA)

($ in millions)	2012	% Net Sales	2011	% Net Sales	2010	% Net Sales
CooperVision	$433.5	36%	$410.2	37%	$343.0	35%
CooperSurgical	93.0	36%	70.6	34%	61.6	33%
Headquarters	38.4	—	32.3	—	28.5	—
	$564.9	39%	$513.1	38%	$433.1	37%
Consolidated SGA increased 10% in absolute dollars in fiscal 2012 as compared to fiscal 2011 and 18% in fiscal 2011 as compared to fiscal 2010.
The 6% increase in CooperVision's SGA in fiscal 2012 compared to fiscal 2011 in absolute dollars and the overall increase in SGA as a percent of net sales from 35% in fiscal 2010 to 37% and 36% in fiscal 2011 and 2012, respectively, is primarily due to our investment in sales and marketing, including increased headcount, to reach new customers and to promote our silicone hydrogel products. The growth in fiscal 2012 also includes increased general and administrative expenses, primarily due to legal expenses, and the growth in fiscal 2011 over fiscal 2010 includes the $10.0 million patent litigation settlement discussed below.
The 32% increase in CooperSurgical's SGA in absolute dollars in fiscal 2012 as compared to fiscal 2011 as well as the increase as a percentage of sales is primarily due to operating expenses related to Origio as well as approximately $4.6 million of acquisition costs that were expensed. Fiscal 2012 SGA was 34% as a percentage of net sales, the same as fiscal 2011, excluding Origio operating expenses and related acquisition costs. In addition to the acquisition and integration activities related to Origio, CooperSurgical continues to invest in sales activities to promote our products, with emphasis on products used in surgical procedures, and to support anticipated further growth. The 15% increase in CooperSurgical’s SGA in fiscal 2011 as compared to fiscal 2010 in absolute dollars as well as the increase as a percentage of sales was primarily

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

due to increased selling and marketing costs to support higher sales and anticipated further growth together with legal expenses related to business acquisitions during the period.
Corporate headquarters’ SGA increased 19% in fiscal 2012 primarily due to increased headcount, share-based compensation costs and legal expenses. The 14% growth in fiscal 2011 as compared to fiscal 2010 was primarily due to increased legal costs and share-based compensation expense partially offset by reduced consulting fees.
Research and Development Expense

($ in millions)	2012	% Net Sales	2011	% Net Sales	2010	% Net Sales
CooperVision	$42.3	4%	$37.0	3%	$29.9	3%
CooperSurgical	9.4	4%	6.6	3%	5.4	3%
	$51.7	4%	$43.6	3%	$35.3	3%
The sequential increases in CooperVision's research and development expenses over the fiscal years presented and the fiscal 2012 increase as a percentage of net sales as compared to the prior two years are primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s research and development activities primarily include programs to develop single-use and multifocal silicone hydrogel products.
CooperSurgical research and development expense increased 43% in absolute dollars in fiscal 2012 as compared to fiscal 2011 primarily due to investments in the design and upgrade of surgical procedure devices and the addition of Origio's in-vitro fertilization product development. The 23% increase in absolute dollars in fiscal 2011 as compared to fiscal 2010 was primarily due to investments in the design of the next generation product line of uterine manipulators.
Amortization of Intangibles
Amortization of intangibles was $24.0 million in fiscal 2012, $20.5 million in fiscal 2011 and $18.1 million in fiscal 2010. The 17% increase in fiscal 2012 as compared to fiscal 2011 was primarily due to intangible assets from acquisitions including the acquisition of Origio in July 2012 and those completed in fiscal 2011.
Operating Income
Operating income grew $93.5 million or 49% between fiscal 2010 and fiscal 2012, increasing $55.8 million or 25% in fiscal 2012 from fiscal 2011 and $37.7 million or 20% in fiscal 2011 from fiscal 2010.

($ in millions)	2012	% Net Sales	2011	% Net Sales	2010	% Net Sales
CooperVision	$262.8	22%	$207.5	19%	$171.3	18%
CooperSurgical	59.0	23%	52.4	25%	47.1	25%
Headquarters	(38.4)	—	(32.3)	—	(28.5)	—
	$283.4	20%	$227.6	17%	$189.9	16%
Percentage growth	25%		20%		27%
The increase in consolidated operating income in fiscal 2012 as compared to fiscal 2011 both in absolute dollars and as a percentage of net sales was primarily due to the increase in gross profit of 15%, partially offset by the increase in operating expenses of 11%. CooperSurgical's operating income increased in absolute dollars primarily due to the increase in gross profit that also includes the results of Origio since July 2012 and operating income decreased as a percentage of sales primarily due to the $4.6 million of Origio acquisition costs which were expensed as selling, general and administrative expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense
Interest expense decreased 32% to $11.8 million in fiscal 2012 constituting 0.8% of net sales in fiscal 2012 as compared to 1.3% of net sales in fiscal 2011. The fiscal 2012 decrease reflects lower average debt and a reduction in our long-term borrowings used for capital expenditures together with lower interest rates as a result of the redemption of our 7.125% Senior Notes in February 2011. Interest expense decreased 53% as compared to fiscal 2010 to $17.3 million in 2011 and decreased 17% as compared to fiscal 2009 to $36.7 million in fiscal 2010. The fiscal 2011 decrease reflects lower interest rates primarily as a result of the redemption of our Senior Notes in February 2011 and lower average debt. The fiscal 2010 decrease primarily reflects reduced long-term borrowings used for capital expenditures and lower interest rates. We had $346.3 million in loans under our Credit Agreement at October 31, 2012, compared to $339.7 million at October 31, 2011.
Insurance Proceeds
On October 28, 2011, a manufacturing building in the UK experienced an incident in which a pipe broke in our fire suppression system, causing water and fire retardant foam damage to the facility. While this incident did not impact our existing customers, the repairs to the facility and resultant decrease in manufacturing capacity impacted the timing of marketing initiatives. We are in the process of discussing business interruption insurance claims with our insurer. We received payments of $5.0 million in our fiscal fourth quarter of 2012, as an advance toward a full settlement, recognized in our Consolidated Statement of Income.
Losses on Extinguishment of Debt
In fiscal 2012, we recorded a $1.4 million loss related to the amendment to our Credit Agreement on May 31, 2012. In fiscal 2011, we recorded a $16.5 million loss related to the repurchase of all outstanding 7.125% Senior Notes that includes the write-off of about $4.4 million of unamortized costs and the redemption premium of $12.1 million.

Settlements

On December 2, 2011, CooperVision and Rembrandt Vision Technologies, L.P. entered into a settlement agreement under which CooperVision agreed to make a lump sum payment of $10.0 million to Rembrandt, and Rembrandt granted a covenant not to sue regarding patent infringement claims. The Company recorded a charge in selling, general and administrative expense for the settlement in our fiscal fourth quarter of 2011.

The Company and several of its directors and officers had been named in a consolidated securities class action lawsuit, and on May 4, 2010, the Company announced that it reached an agreement in principle and recorded a charge in our fiscal second quarter of 2010 to settle the consolidated class action lawsuit for $27.0 million, which we funded into escrow in our fiscal fourth quarter of 2010. The Court granted final approval of the proposed settlement on December 13, 2010.

The Company also was a nominal defendant in shareholder derivative litigation against several current and former officers and directors of the Company. The Company reached a settlement agreement to pay attorney's fees of counsel to the plaintiffs in the amount of $750 thousand. The Company recorded a charge for the settlement amount in our fiscal fourth quarter of 2010.
Share Repurchase
In December 2011, we announced a $150.0 million share repurchase plan authorized by the Company’s Board of Directors. During fiscal 2012, the Company repurchased 984 thousand shares of our common stock for $71.1 million at a weighted-average purchase price of $72.30 per share and as of October 31, 2012, the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company had remaining authorization to repurchase about $78.9 million of our common stock. On December 5, 2012, this plan was amended to increase the total authorized repurchase amount to $300.0 million, with $228.9 million remaining available, and to change the plan expiration date to indefinite. See Note 13. Subsequent Events.
Other Income (Expense), Net

Years Ended October 31, (In millions)	2012	2011	2010
Foreign exchange (loss) gain	$(1.5)	$(1.0)	$(1.2)
Other, net	1.7	—	0.1
	$0.2	$(1.0)	$(1.1)
Provision for Income Taxes
We recorded income tax expense of $26.8 million in fiscal 2012 compared to $17.3 million in fiscal 2011. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for fiscal 2012 was 9.7% and for fiscal 2011 was 9.0%. The increase in the ETR is driven by changes in our geographic mix of income.
The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates reflecting the shift in the geographic mix of income during recent periods with income earned in foreign jurisdictions increasing as compared to income earned in the United States. As a result, the ratio of domestic income to worldwide income, primarily within CooperVision but augmented by CooperSurigical's July 2012 acquisition of Origio, has decreased over recent fiscal periods. A reduction in the ratio of domestic income to worldwide income effectively lowers the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where the Company operates are significantly lower than the statutory rate in the United States.
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
Share-Based Compensation Plans

The Company grants various share-based compensation awards, including stock options, performance shares, restricted stock and restricted stock units. The share-based compensation and related income tax benefit recognized in the consolidated financial statements in fiscal 2012 was $22.8 million and $7.0 million, respectively, compared to $14.7 million and $4.4 million, respectively, in fiscal 2011. As of October 31, 2012, there was $43.2 million of total unrecognized share-based compensation cost related to non-vested awards: $7.6 million for stock options; $28.6 million for restricted stock units; and $7.0 million for performance shares. The unrecognized compensation is expected to be recognized over weighted average remaining vesting periods of 2.5 years for nonvested stock options, 2.7 years for restricted stock units and 1.6 years for performance shares. Cash received from options exercised under all share-based compensation arrangements for fiscal 2012, 2011 and 2010 was $55.1 million, $82.0 million and $11.1 million, respectively.

The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. The use of different assumptions could lead to a different estimate

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

of fair value. The expected life of the stock option is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. If our assumption for the expected life increased by one year, the fair value of an individual option granted in fiscal 2012 would have increased by approximately $2. To determine the stock price volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. If our assumption for stock price volatility increased by one percentage point, the fair value of an individual option granted in fiscal 2012 would have increased by less than $1.

The Company estimates stock option forfeitures based on historical data for each employee grouping and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed.

The Company grants performance units that provide for the issuance of common stock to certain executive officers if the Company achieves specified long-term performance goals over a three-year period. The Company estimates the fair value of each award on the date of grant based on the current market price of our common stock. The total amount of compensation expense recognized reflects our initial assumptions of the achievement of the performance goals and the estimated forfeiture rates. The Company reviews our assessment of the probability of the achievement of the performance goals each fiscal quarter. If achievement of the goals are not met or it is determined that achievement of the goals is not probable, previously recognized compensation expense is adjusted prospectively to reflect the expected achievement. If we determine that achievement of the goals will exceed the original assessment, additional compensation expense is recognized prospectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
2012 Highlights

•	Operating cash flow $315.1 million vs. $336.3 million in fiscal 2011.

•	Expenditures for purchases of property, plant and equipment (PP&E) $99.8 million vs. $103.7 million in fiscal 2011.

•	Cash payments for acquisitions totaled $145.3 million vs. $58.0 million in fiscal 2011.

•	Total debt decreased to $373.7 million at the end of fiscal 2012 from $380.4 million at the end of fiscal 2011.
Comparative Statistics

Years Ended October 31, ($ in millions)	2012	2011
Cash and cash equivalents	$12.8	$5.2
Total assets	$2,941.4	$2,624.5
Working capital	$395.3	$273.1
Total debt	$373.7	$380.4
Stockholders’ equity	$2,213.2	$1,937.5
Ratio of debt to equity	0.17:1	0.20:1
Debt as a percentage of total capitalization	14%	16%
Working Capital
The increase in working capital at the end of fiscal 2012 from the end of fiscal 2011 was primarily due to increases in inventory, accounts receivable, cash and other current assets and the decrease in short-term debt. This increase was partially offset by an increase in accounts payable.
The $66.6 million increase in inventory was primarily due to increased production to support new product launches and the re-launch of Avaira Toric contact lenses, as well as $8.5 million in inventory related to the acquisition of Origio. At October 31, 2012, our inventory months on hand (MOH) were 6.7 representing an increase from 5.5 at October 31, 2011, or 5.9 after excluding the reserve for inventory related to the recall in fiscal 2011. The $19.5 million increase in trade accounts receivable was primarily due to timing of collections as well as the acquisition of Origio. Our days sales outstanding (DSO) decreased to 54 days at October 31, 2012, from 55 days in the prior year period.
We have reviewed our needs in the United States for possible repatriation of undistributed earnings or cash of our foreign subsidiaries. The Company presently intends to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.
Operating Cash Flow
Cash flow provided by operating activities continued in fiscal 2012 as Cooper’s major source of liquidity at $315.1 million compared to $336.3 million in fiscal 2011 and $267.7 million in fiscal 2010. Fiscal 2012 net income increased $73.2 million from the prior year to $248.6 million and our results include $116.4 million of non-cash items primarily related to depreciation and amortization, $21.5 million related to share-based compensation and $5.0 million related to currency translation. Results also include changes in operating assets and liabilities, excluding those acquired from Origio, which primarily reflected the increases in

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

inventories of $58.1 million and trade accounts receivable of $5.0 million. The $21.2 million decrease in cash flow provided by operations in fiscal 2012 as compared to fiscal 2011 is due to the recognition in fiscal 2011 of non-cash items, primarily the loss on extinguishment of debt of $16.5 million and the accrued litigation settlement of $10.0 million, as well as the fiscal 2012 increase in inventory and decrease in accrued expenses.
For fiscal 2012, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $10.6 million and $15.8 million for interest and income tax, respectively, and the $10.0 million single lump-sum payment, accrued in fiscal 2011, to settle the Rembrandt Vision Technologies, L.P. lawsuit under the agreement reached on December 2, 2011.
For fiscal 2011, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows provided by operating activities were for personnel and material costs along with cash payments of $25.6 million and $12.2 million for interest and income tax, respectively.
Investing Cash Flow
Cash used in investing activities of $238.5 million in fiscal 2012 was for capital expenditures of $99.8 million, primarily to increase manufacturing capacity, and payments of $145.3 million related to acquisitions, primarily the acquisition of Origio, partially offset by the $6.6 million insurance recovery related to facility repairs.
Cash used in investing activities of $161.7 million in fiscal 2011 was for capital expenditures of $103.7 million, primarily to improve manufacturing efficiency, and payments of $58.0 million related to acquisitions.
Financing Cash Flow
The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as share-based compensation awards and share repurchases. Cash used in financing activities of $68.4 million in fiscal 2012 was driven by $56.7 million for net repayments of debt, including repayment of debt acquired with Origio, and $71.2 million in payments for share repurchases under our share repurchase plan together with dividends paid on our common stock of $2.8 million, $2.2 million to purchase Origio shares from noncontrolling interests and a $1.3 million payment for contingent consideration. Cash used in financing activities was partially offset by $55.1 million from the exercise of share-based compensation awards and $10.7 million for the excess tax benefit from share-based compensation arrangements.
In fiscal 2011, the changes in cash flows from financing activities primarily related to borrowings and payments of debt and share-based compensation awards. Cash used in financing activities of $172.9 million in fiscal 2011 was driven by net repayments of debt of $242.8 million, including the redemption of all outstanding Senior Notes and the related redemption premium, acquisition costs related to the Credit Agreement of $9.6 million, a $2.6 million payment for contingent consideration and dividends paid on our common stock of $2.8 million, offset by proceeds of $82.0 million from the exercise of share-based compensation awards and $2.9 million for the excess tax benefit from share-based compensation arrangements.
At October 31, 2012, we had $653.7 million available under the Credit Agreement, and we are in compliance with our financial covenants including the Interest Coverage Ratio at 37.21 to 1.00 and the Total Leverage Ratio at 0.85 to 1.00. As defined in the Credit Agreement, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement to be at least 3.00

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to remain below 3.75 to 1.00.

OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2012, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	Total	2013	2014 & 2015	2016 & 2017	2018 & Beyond
Contractual obligations:
Long-term debt	$348.4	$0.1	$0.8	$347.1	$0.4
Interest payments	27.2	7.3	11.8	8.0	0.1
Operating leases	134.6	19.9	33.3	25.2	56.2
Redemption of remaining outstanding shares of Origio	2.6	2.6	—	—	—
Consideration for marketing rights	6.3	3.8	2.5	—	—
Total contractual obligations	519.1	33.7	48.4	380.3	56.7
Commercial commitments:
Stand-by letters of credit	2.7	2.7	—	—	—
Total	$521.8	$36.4	$48.4	$380.3	$56.7

The expected future benefit payments for pension plans through 2022 are disclosed in Note 9. Employee Benefits.

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

New Accounting Pronouncements
On November 1, 2011, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, Business Combinations: Disclosure of Supplementary Proforma Information for Business Combinations, which amends ASC 805, Business Combinations. The amendments in this ASU affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental proforma disclosures to include a description of the nature and amount of material, nonrecurring proforma adjustments directly attributable to the business combination included in

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

the reported proforma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As this guidance only requires enhanced disclosures, its adoption did not have a material impact on our consolidated financial statements.
On November 1, 2011, the Company adopted the provisions of the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amends ASC 350, Intangibles - Goodwill and Other. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this guidance did not have an impact on our consolidated financial statements.

On November 1, 2011, the Company adopted the provisions of the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in ASC 350, Intangibles-Goodwill and Other. The ASU defines the more-likely-than-not threshold as having a likelihood of more than 50%. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The early adoption of this guidance did not have an impact on our consolidated financial statements.
On July 31, 2012, the Company early adopted the provisions of the FASB issued ASU 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 states that an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

•
Revenue recognition - We recognize product net sales, net of discounts, returns, and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller's price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs when title and risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. The Company records taxes collected from customers on a net basis, as these taxes are not included in net sales.

•
Net realizable value of inventory - In assessing the value of inventories, we make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability. We reduce the value of inventory if there are indications that the carrying value is greater than market, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, five to seven months of inventory on hand to maintain high customer service levels given the complexity of our contact lens and women's healthcare product portfolios.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Valuation of goodwill - We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards. We performed our annual impairment test in our fiscal third quarter of 2012, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2011 and concluded that we had no impairment of goodwill in that year. We test goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

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
In fiscal 2012, we performed a qualitative assessment to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.

In fiscal 2011, the fair value of our reporting units was determined using the income valuation approach. Under the income approach, specifically the discounted cash flow method, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. In the application of the income approach, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. Discount rates are based on a weighted average cost of capital, which represents the average rate a business must pay its providers of debt and equity capital. We used discount rates that are the representative weighted average cost of capital for each of our reporting units, with consideration given to the current condition of the global economy. The discount rates used in fiscal 2011 were about 100 basis points lower than those used in our analysis for fiscal 2010 reflecting the then current condition of the United States and global economy. The Company determines net sales forecasts based on our best estimate of near-term net sales expectations and long-term projections which include review of published independent industry analyst reports. As a sensitivity analysis, a 100 basis point reduction in the assumed net sales growth beginning in fiscal 2011 and extending through the valuation period, for fiscal 2011, would decrease the excess amount of the estimated fair value of each reporting unit over the carrying value but would not cause a change in the results of our impairment testing that indicated that we had no impairment of goodwill.

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

•
Business combinations - We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. We recognize separately from goodwill, the identifiable assets acquired, including

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree generally at the acquisition date fair values as defined by accounting standards related to fair value measurements. As of the acquisition date, goodwill is measured as the excess of consideration given, generally measured at fair value, and the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are expensed as incurred.

•
Income taxes - We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Regarding accounting for uncertainty in income taxes, we recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. We measure the income tax benefits from the tax positions that are recognized, assess the timing of the derecognition of previously recognized tax benefits and classify and disclose the liabilities within the consolidated financial statements for any unrecognized tax benefits based on the guidance in the interpretation of related accounting guidance for income taxes. The interpretation also provides guidance on how the interest and penalties related to tax positions may be recorded and classified within our Consolidated Statement of Income and presented in the Consolidated Balance Sheet. We classify interest and penalties related to uncertain tax positions as additional income tax expense.

•
Share-Based Compensation - The Company grants various share-based compensation awards, including stock options, performance unit shares, restricted stock and restricted stock units. Under fair value recognition provisions, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper's stock price volatility, employee exercise behaviors and related employee forfeiture rates.

The expected life of the share-based awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In determining the expected volatility, management

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the award. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

The Company is exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. The Company's policy is to reduce, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into a limited number of interest rate swaps and foreign currency forward exchange contracts, respectively. The Company does not emphasize such transactions to the same degree as some other companies with international operations. The Company does not enter into derivative financial instrument transactions for speculative purposes.

We operate multiple foreign subsidiaries that manufacture and market our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. We are exposed to risks caused by changes in foreign exchange, primarily to the British pound, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar. Our policy is to minimize, to the extent reasonable and practical, transaction, remeasurement and specified economic exposures with derivatives instruments. Although we may enter into foreign exchange agreements with financial institutions to reduce our nonfunctional currency exposure, these hedging transactions do not eliminate that risk entirely. A hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would not have a material adverse impact on our financial condition or results of operations. For additional information, see Item 1A. Risk Factors and Note 1 to the consolidated financial statements.

We are also exposed to risks associated with changes in interest rates, as the interest rate on our senior unsecured revolving credit facility, or Credit Agreement, may vary with the London Interbank Offered Rate (LIBOR). We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014.

On May 31, 2012, we entered into an amendment to our Credit Agreement, originally entered into on January 12, 2011. The aggregate commitment was increased to $1.0 billion from $750.0 million, and the $234.4 million outstanding balance on the term loan was fully repaid using the amended Credit Agreement facility. This facility offers additional availability, lower interest rates and extends the maturity date to May 31, 2017, from January 12, 2016. In addition, we have the ability to increase the facility by up to an additional $500.0 million. KeyBank led the refinancing with certain banks that participated in the Credit Agreement retaining or increasing their participation.

In February 2011, we redeemed all $339.0 million aggregate principal amount outstanding of our 7.125% Senior Notes issued on January 31, 2007, in accordance with the terms of the Indenture from borrowings under the Credit Agreement. In accordance with the Indenture, the redemption price for the Notes was 103.563% of their principal amount plus accrued and unpaid interest to February 15, 2011, the redemption date. In fiscal 2011, we recorded a $16.5 million loss on the repurchase that includes the write-off of about $4.4 million of unamortized costs and the redemption premium of $12.1 million related to the Senior Notes on our Consolidated Statement of Income.

October 31, (In millions)	2012	2011
Short-term debt	$25.3	$52.9
Long-term debt	348.4	327.5
Total	$373.7	$380.4

At October 31, 2012, the scheduled maturities of the Company's fixed and variable rate long-term debt obligations, their weighted average interest rates and their estimated fair values were as follows:

Expected Maturity Date Fiscal Year ($ in millions)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term debt:
Fixed interest rate	$0.1	$0.1	$0.7	$0.5	$0.5	$0.4	$2.3	$2.3
Average interest rate	2.3%	2.2%	2.3%	2.8%	4.8%	4.8%
Variable interest rate	$—	$—	$—	$—	$346.1	$—	$346.1	$346.1
Average interest rate	1.5%	1.5%	1.5%	1.5%	1.5%

As the table incorporates only those exposures that existed as of October 31, 2012, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As of October 31, 2012, the Company has interest rate swaps outstanding that are designed to fix the borrowing costs related to $200.0 million of the outstanding balance on the Company's revolving Credit Agreement. If interest rates were to increase or decrease by 1% or 100 basis points, annual interest expense would increase or decrease by about $1.5 million. For further information about the Company's debt, see Item 1A. Risk Factors and Note 1 and Note 4 to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Cooper Companies, Inc.:

We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 31, 2012. We also have audited the Company's internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries as of October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, The Cooper Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

San Francisco, California
December 19, 2012

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In thousands, except per share amounts)	2012	2011	2010
Net sales	$1,445,136	$1,330,835	$1,158,517
Cost of sales	521,126	526,031	481,794
Gross profit	924,010	804,804	676,723
Selling, general and administrative expense	564,903	513,138	433,057
Research and development expense	51,730	43,581	35,274
Restructuring costs	—	—	424
Amortization of intangibles	23,979	20,529	18,056
Operating income	283,398	227,556	189,912
Interest expense	11,771	17,342	36,668
Gain on insurance proceeds	5,000	—	—
Loss on extinguishment of debt	1,404	16,487	—
Litigation settlement charges	—	—	27,750
Other income (expense), net	229	(963)	(1,068)
Income before income taxes	275,452	192,764	124,426
Provision for income taxes	26,808	17,334	11,623
Net income	248,644	175,430	112,803
Less: Income attributable to noncontrolling interests	305	—	—
Net income attributable to Cooper stockholders	$248,339	$175,430	$112,803
Earnings per share attributable to Cooper stockholders - basic	$5.18	$3.74	$2.48
Earnings per share attributable to Cooper stockholders - diluted	$5.05	$3.63	$2.43
Number of shares used to compute earnings per share attributable to Cooper stockholders:
Basic	47,913	46,904	45,530
Diluted	49,152	48,309	46,505
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

October 31, (In thousands)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$12,840	$5,175
Trade accounts receivable, net of allowance for doubtful accounts of $4,374 and $4,826 at October 31, 2012 and 2011, respectively	234,297	214,779
Inventories	320,199	253,584
Deferred tax assets	39,417	33,684
Prepaid expense and other current assets	51,107	33,125
Total current assets	657,860	540,347
Property, plant and equipment, at cost	1,060,086	955,980
Less: accumulated depreciation and amortization	419,831	346,775
	640,255	609,205
Goodwill	1,370,247	1,276,567
Other intangibles, net	214,783	128,341
Deferred tax assets	14,434	21,828
Other assets	43,805	48,230
	$2,941,384	$2,624,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$25,284	$52,979
Accounts payable	85,056	61,755
Employee compensation and benefits	59,441	48,790
Accrued income taxes	3,640	2,828
Other current liabilities	89,131	100,854
Total current liabilities	262,552	267,206
Long-term debt	348,422	327,453
Deferred tax liabilities	30,971	20,127
Accrued pension liability and other	86,281	72,244
Total liabilities	728,226	687,030
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 49,447 and 48,015 at October 31, 2012 and 2011, respectively	4,945	4,802
Additional paid-in capital	1,265,202	1,180,250
Accumulated other comprehensive loss	(31,261)	(18,110)
Retained earnings	1,018,618	773,136
Treasury stock at cost:1,007 and 169 shares at October 31, 2012 and 2011, respectively	(64,753)	(2,590)
Total Cooper stockholders' equity	2,192,751	1,937,488
Noncontrolling interests	20,407	—
Stockholders’ equity	2,213,158	1,937,488
	$2,941,384	$2,624,518
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended October 31, (In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$248,644	$175,430	$112,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	111,214	98,149	94,001
Accrued litigation settlements	1,724	10,000	—
Share-based compensation expense	21,540	13,876	9,638
Loss on disposal of property, plant and equipment	4,265	12,068	7,840
Loss on extinguishment of debt and other	867	16,487	—
Deferred income taxes	(6,806)	(4,420)	(1,755)
Provision for doubtful accounts	(456)	527	(833)
Change in assets and liabilities:
Accounts receivable	(4,956)	(2,684)	(24,789)
Inventories	(58,094)	(17,205)	34,978
Other assets	(7,924)	196	16,078
Accounts payable	13,575	5,185	8,644
Accrued liabilities	(12,258)	19,315	2,474
Accrued income taxes	(1,254)	(3,541)	468
Other long-term liabilities	5,040	12,898	8,116
Cash provided by operating activities	315,121	336,281	267,663
Cash flows from investing activities:
Purchases of property, plant and equipment	(99,779)	(103,665)	(73,757)
Acquisitions of businesses, net of cash acquired, and other	(145,319)	(58,010)	(32,847)
Insurance proceeds received	6,624	—	—
Cash used in investing activities	(238,474)	(161,675)	(106,604)
Cash flows from financing activities:
Proceeds from long-term debt	1,262,469	1,416,523	564,114
Repayments and repurchase of long-term debt	(1,254,267)	(1,680,625)	(736,560)
Long-term debt acquisition costs	(1,323)	(9,617)	—
Repayment of capital lease	—	—	(10,000)
Net (repayments of) proceeds from short-term debt	(63,631)	21,319	12,108
Repurchase of common stock	(71,150)	—	—
Issuance of common stock for employee stock plans	55,053	82,035	11,096
Excess tax benefit from share-based compensation arrangements	10,760	2,895	407
Dividends on common stock	(2,857)	(2,816)	(2,732)
Purchase or Origio shares from noncontrolling interests	(2,158)	—	—
Payment of contingent consideration	(1,339)	(2,587)	—
Cash used in financing activities	(68,443)	(172,873)	(161,567)
Effect of exchange rate changes on cash and cash equivalents	(539)	(131)	149
Net increase (decrease) in cash and cash equivalents	7,665	1,602	(359)
Cash and cash equivalents at beginning of year	5,175	3,573	3,932
Cash and cash equivalents at end of year	$12,840	$5,175	$3,573
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$10,559	$25,629	$36,658
Income taxes	$15,781	$12,207	$8,603
Litigation settlement charges	$10,000	$750	$27,000
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at October 31, 2009	45,244	$4,525	328	$32	$1,063,289	$(12,920)	$490,451	$(5,035)	$—	$1,540,342
Net income	—	—	—	—	—	—	112,803		—	112,803
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(14,396)	—	—	—	(14,396)
Change in value of derivative instruments, net of tax ($3,566)	—	—	—	—	—	9,640	—	—	—	9,640
Additional minimum pension liability, net of tax benefit $495	—	—	—	—	—	342	—	—	—	342
Comprehensive income										108,389
Issuance of common stock for stock plans	583	58	(15)	(1)	10,809	—	—	230	—	11,096
Tax benefit from exercise of stock options	—	—	—	—	43	—	—	—	—	43
Dividends on common stock	—	—	—	—	—	—	(2,732)	—	—	(2,732)
Share-based compensation expense	—	—	—	—	9,638	—	—	—	—	9,638
Balance at October 31, 2010	45,827	$4,583	313	$31	$1,083,779	$(17,334)	$600,522	$(4,805)	$—	$1,666,776
Net income	—	—	—	—	—	—	175,430	—	—	175,430
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	5,817	—	—	—	5,817
Change in value of derivative instruments, net of tax benefit $1,307	—	—	—	—	—	(3,798)	—	—	—	(3,798)
Additional minimum pension liability, net of tax ($1,806)	—	—	—	—	—	(2,804)	—	—	—	(2,804)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	9	—	—	—	9
Comprehensive income										174,654
Issuance of common stock for stock plans	2,019	202	(144)	(14)	79,632	—	—	2,215	—	82,035
Tax benefit from exercise of stock options	—	—	—	—	2,963	—	—	—	—	2,963
Dividends on common stock	—	—	—	—	—	—	(2,816)	—	—	(2,816)
Share-based compensation expense	—	—	—	—	13,876	—	—	—	—	13,876
Balance at October 31, 2011	47,846	$4,785	169	$17	$1,180,250	$(18,110)	$773,136	$(2,590)	$—	$1,937,488
Net income attributable to Cooper stockholders	—	—	—	—	—	—	248,339	—	—	248,339
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(4,658)	—	—	—	(4,658)
Change in value of derivative instruments, net of tax ($289)	—	—	—	—	—	452	—	—	—	452
Additional minimum pension liability, net of tax ($5,764)	—	—	—	—	—	(8,986)	—	—	—	(8,986)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	41	—	—	—	41
Comprehensive income										235,188
Issuance of common stock for stock plans	1,578	157	(146)	(14)	45,923	—	—	8,987	—	55,053
Treasury stock repurchase	(984)	(98)	984	98	—	—	—	(71,150)	—	(71,150)
Tax benefit from exercise of stock options	—	—	—	—	17,566	—	—	—	—	17,566
Dividends on common stock	—	—	—	—	—	—	(2,857)	—	—	(2,857)
Share-based compensation expense	—	—	—	—	21,540	—	—	—	—	21,540
Noncontrolling interests	—	—	—	—	(77)	—	—	—	20,407	20,330
Balance at October 31, 2012	48,440	$4,844	1,007	$101	$1,265,202	$(31,261)	$1,018,618	$(64,753)	$20,407	$2,213,158
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

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.

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

•
Revenue recognition - We recognize product net sales, net of discounts, returns, and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller's price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs when title and risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. The Company records taxes collected from customers on a net basis, as these taxes are not included in net sales.

•
Net realizable value of inventory - In assessing the value of inventories, we make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability. We reduce the value of inventory if there are indications that the carrying value is greater than market, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, five to

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

seven months of inventory on hand to maintain high customer service levels given the complexity of our contact lens and women's healthcare product portfolios.

•
Valuation of goodwill - We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards. We performed our annual impairment test in our fiscal third quarter of 2012, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2011 and concluded that we had no impairment of goodwill in that year. We test goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

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
In fiscal 2012, we performed a qualitative assessment to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.

In fiscal 2011, the fair value of our reporting units was determined using the income valuation approach. Under the income approach, specifically the discounted cash flow method, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. In the application of the income approach, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. Discount rates are based on a weighted average cost of capital, which represents the average rate a business must pay its providers of debt and equity capital. We used discount rates that are the representative weighted average cost of capital for each of our reporting units, with consideration given to the current condition of the global economy. The discount rates used in fiscal 2011 were about 100 basis points lower than those used in our analysis for fiscal 2010 reflecting the then current condition of the United States and global economy. The Company determines net sales forecasts based on our best estimate of near-term net sales expectations and long-term projections which include review of published independent industry analyst reports. As a sensitivity analysis, a 100 basis point reduction in the assumed net sales growth beginning in fiscal 2011 and extending through the valuation period, for fiscal 2011, would decrease the excess amount of the estimated fair value of each reporting unit over the carrying value but would not cause a change in the results of our impairment testing that indicated that we had no impairment of goodwill.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•
Business combinations - We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. We recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree generally at the acquisition date fair values as defined by accounting standards related to fair value measurements. As of the acquisition date, goodwill is measured as the excess of consideration given, generally measured at fair value, and the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are expensed as incurred.

•
Income taxes - We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Regarding accounting for uncertainty in income taxes, we recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. We measure the income tax benefits from the tax positions that are recognized, assess the timing of the derecognition of previously recognized tax benefits and classify and disclose the liabilities within the consolidated financial statements for any unrecognized tax benefits based on the guidance in the interpretation of related accounting guidance for income taxes. The interpretation also provides guidance on how the interest and penalties related to tax positions may be recorded and classified within our Consolidated Statement of Income and presented in the Consolidated Balance Sheet. We classify interest and penalties related to uncertain tax positions as additional income tax expense.

•
Share-Based Compensation - The Company grants various share-based compensation awards, including stock options, performance unit shares, restricted stock and restricted stock units. Under fair value recognition provisions, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper's stock price volatility, employee exercise behaviors and related employee forfeiture rates.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The expected life of the share-based awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In determining the expected volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the award. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

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
New Accounting Pronouncements
On November 1, 2011, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, Business Combinations: Disclosure of Supplementary Proforma Information for Business Combinations, which amends ASC 805, Business Combinations. The amendments in this ASU affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental proforma disclosures to include a description of the nature and amount of material, nonrecurring proforma adjustments directly attributable to the business combination included in the reported proforma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As this guidance only requires enhanced disclosures, its adoption did not have a material impact on our consolidated financial statements.
On November 1, 2011, the Company adopted the provisions of the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amends ASC 350, Intangibles - Goodwill and Other. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this guidance did not have an impact on our consolidated financial statements.

On November 1, 2011, the Company adopted the provisions of the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in ASC 350, Intangibles-Goodwill and Other. The ASU defines the more-likely-than-not threshold as having a likelihood of more than 50%. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The early adoption of this guidance did not have an impact on our consolidated financial statements.
On July 31, 2012, the Company early adopted the provisions of the FASB issued ASU 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 states that an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

Consolidation

The financial statements in this report include the accounts of all of Cooper's consolidated entities. All significant intercompany transactions and balances are eliminated in consolidation.

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into U.S. dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from the translation

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

of financial statements in foreign currencies into U.S. dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location's functional currency in net income for each period. We recorded in other income net foreign exchange losses of $1.5 million for fiscal 2012, $1.0 million for fiscal 2011 and $1.2 million for fiscal 2010.

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

The Company is also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement varies. To mitigate this risk, we may hedge portions of our variable rate debt by swapping those portions to fixed rates. We only enter into derivative financial instruments with institutions with which we have an International Swap Dealers Association (ISDA) agreement in place. When applicable, we record interest rate derivatives as net on our Consolidated Balance Sheet, in accordance with derivative accounting. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. For the years ending October 31, 2012 and 2011, all of our interest rate derivatives were in a liability position and, therefore, were not set-off in the Consolidated Balance Sheet. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution basis only. On an ongoing basis, the Company monitors counterparty credit ratings. We consider our credit non-performance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

On March 10, 2011, the Company entered into five floating-to-fixed interest rate swaps to fix the floating rate debt under our Credit Agreement. These interest rate swaps with notional values totaling $200.0 million, serve to fix the floating rate debt for remaining terms between 13 and 26 months with fixed rates between 1.27% and 1.78%. We qualified and designated these swaps as cash flow hedges and recorded the offset of the cumulative fair market value (net of tax effect) to accumulated other comprehensive income in our Consolidated Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The outstanding swaps have been and are expected to remain highly effective for the life of the swap. Effective amounts are reclassified to

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

interest expense as the related hedged expense is incurred. The $3.9 million fair value of the outstanding swaps are recorded in our Consolidated Balance Sheet and additional liabilities of $0.3 million and $0.3 million as of October 31, 2012 and 2011, respectively, were recorded and attributable to accrued interest. We expect to reclassify $2.4 million from other comprehensive income to interest expense in our Consolidated Statements of Income over the next 12 months and $1.5 million thereafter.

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

Insurance Proceeds
On October 28, 2011, a manufacturing building in the UK experienced an incident in which a pipe broke in our fire suppression system, causing water and fire retardant foam damage to the facility. While this incident did not impact our existing customers, the repairs to the facility and resultant decrease in manufacturing capacity impacted the timing of marketing initiatives. We are in the process of discussing business interruption insurance claims with our insurer. We received payments of $5.0 million in our fiscal fourth quarter of 2012, as an advance toward a full settlement, recognized in our Consolidated Statement of Income.
Long-lived Assets

The Company reviews long-lived assets held and used, intangible assets with finite useful lives and assets held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. If management has committed to a plan to dispose of long-lived assets, the assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Inventories

October 31, (In thousands)	2012	2011
Raw materials	$75,500	$62,832
Work-in-process	10,142	15,440
Finished goods	234,557	175,312
	$320,199	$253,584
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

 Property, Plant and Equipment

October 31, (In thousands)	2012	2011
Land and improvements	$10,168	$6,614
Buildings and improvements	192,157	160,765
Machinery and equipment	766,885	671,661
Construction in progress	90,876	116,940
Less: Accumulated depreciation	419,831	346,775
	$640,255	$609,205

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

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. We had no impairments of property, plant and equipment for the years ended October 31, 2012 and 2011. We had capitalized interest included in construction in progress of $2.5 million and $8.7 million for the years ended October 31, 2012 and 2011, respectively.

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

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. At October 31, 2012 and 2011, the number of shares in treasury was 1,006,512 and 168,885, respectively. A total of 984,027 were purchased during the year ended October 31,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2012, and no shares were purchased during the year ended October 31, 2011. See our discussion of the share repurchase program below.

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
Our preliminary allocation of the fair value of the purchase price includes $8.6 million for working capital, including $3.8 million of cash, $33.4 million for property, plant and equipment, $2.0 million for net other liabilities, $28.3 million for net deferred tax liabilities, $22.1 million for noncontrolling interests and $45.4 million of debt. We repaid substantially all of the acquired debt concurrent with the acquisition with available funds. Additionally, the preliminary allocation of the purchase price includes amortizable intangible assets of $107.7 million and goodwill of $95.5 million. The intangible assets include $82.1 million for customer relationships (shelf space and market share) with an estimated useful life of 15 years; $17.4 million for technology with an estimated useful life of 10 years; and $8.2 million for trade names with estimated useful lives of 17 years. We incurred $4.9 million of acquisition costs that were expensed in operations in fiscal 2012.
The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period. In our fiscal fourth quarter of 2012, we adjusted our initial allocation to establish deferred tax balances as of the acquisition date with the offset to goodwill. The primary areas of the purchase price that are not yet finalized are related to the assets, noncontrolling interests, commitments and contingencies, including potential legal matters, income taxes and residual goodwill.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition of Origio, of which $13.1 million is deductible for tax purposes, is ascribed to our CooperSurgical business segment and is not amortized. This goodwill includes the following:

▪	The expected synergies and other benefits that we believed will result from combining the operations of Origio with the operations of CooperSurgical;

▪	Any intangible assets that did not qualify for separate recognition, as well as future, yet unidentified projects and products; and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Note 3. Intangible Assets
Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2010	$1,044,272	$217,704	$1,261,976
Net additions during the year ended October 31, 2011	952	12,272	13,224
Translation	1,363	4	1,367
Balance as of October 31, 2011	$1,046,587	$229,980	$1,276,567
Net additions during the year ended October 31, 2012	260	95,348	95,608
Translation	(2,793)	865	(1,928)
Balance as of October 31, 2012	$1,044,054	$326,193	$1,370,247

Of the October 31, 2012 goodwill balance, $75.0 million for CooperSurgical and $17.8 million for CooperVision is expected to be deductible for tax purposes.
Other Intangible Assets

	As of October 31, 2012		As of October 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation	Weighted Average Amortization Period
					(In years)
Trademarks	$11,254	$1,632	$3,204	$1,431	16
Technology	128,398	72,397	109,896	62,525	11
Shelf space and market share	192,566	59,269	110,296	47,861	14
License and distribution rights and other	23,782	7,919	23,782	7,020	16
	356,000	$141,217	247,178	$118,837	13
Less accumulated amortization and translation	141,217		118,837
Other intangible assets, net	$214,783		$128,341
We estimate that amortization expense for our existing other intangible assets will be $29.2 million in fiscal 2013, $26.6 million in fiscal 2014, $20.1 million in fiscal 2015, $18.9 million in fiscal 2016 and $18.6 million in fiscal 2017.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4. Debt

October 31, (In thousands)	2012	2011
Short-term:
Overdraft and other credit facilities	$25,284	$40,479
Current portion of long-term debt	—	12,500
	$25,284	$52,979
Long-term:
Credit agreement	$346,100	$327,225
Other	2,322	228
	$348,422	$327,453

Annual maturities of long-term debt as of October 31, 2012, are as follows:

Year (In thousands)
2013	$145
2014	$145
2015	$643
2016	$498
2017	$346,598
Thereafter	$393
Credit Agreement
On May 31, 2012, Cooper entered into an amendment (Amendment) to our Credit Agreement, dated as of January 12, 2011, by and among the Company, CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent. The Credit Agreement provided for a multicurrency revolving credit facility in an aggregate principal amount of $750.0 million and a term loan facility in an original principal amount of $250.0 million. Concurrently with the effectiveness of the Amendment, and pursuant to the terms of the Credit Agreement, we repaid in full the outstanding term loan.
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
The Amendment also amended the commitment fee rate to a range between 0.100% and 0.275% of the unused portion of the revolving facility based on a pricing grid tied to our Total Leverage Ratio (as defined below and in the Credit Agreement) and amended the applicable margin rates such that the loans outstanding under the Credit Agreement will bear interest based, at our option, on either the base rate or the adjusted Eurodollar rate or adjusted foreign currency rate (each as defined in the Credit Agreement), plus an applicable margin of between 0.00% and 0.75% in respect of base rate loans and between 1.00% and 1.75% in respect of adjusted Eurodollar rate or adjusted foreign currency rate loans, in each case in accordance with a pricing grid tied to our Total Leverage Ratio, as defined in the Credit Agreement. In addition to the annual commitment

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

fee, we are also required to pay certain letter of credit and related fronting fees and other administrative fees pursuant to the terms of the Credit Agreement.
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
At October 31, 2012, we were in compliance with the Interest Coverage Ratio at 37.21 to 1.00 and the Total Leverage Ratio at 0.85 to 1.00.
At October 31, 2012, we had $653.7 million available under the Credit Agreement.
In fiscal 2012, we recorded a $1.4 million loss for debt issuance costs as a result of amending the Credit Agreement. The remaining $6.0 million of existing debt issuance costs and the approximately $1.3 million of costs incurred to amend the Credit Agreement are carried in other assets and amortized to interest expense over the life of the Credit Agreement.

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

European Credit Facility

The Company maintains a European credit facility with Citibank in the form of a continuing and unconditional guaranty. The aggregate facility limit was $35.8 million and $35.9 million at October 31, 2012 and 2011, respectively. The Company will pay to Citibank all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

under the guaranty. At October 31, 2012, $6.6 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 2.3%.

In addition to this European credit facility, the Company has available a non-guaranteed Euro-denominated Italian overdraft facility. The Facility limit was $0.5 million and $0.8 million at October 31, 2012 and 2011, respectively. At October 31, 2012, none of this facility was utilized.

Asian Pacific Credit Facilities

The Company maintained Yen-denominated and dollar-denominated credit facilities in Japan supported by continuing and unconditional guarantees. The aggregate facility limit was $31.3 million and $40.6 million at October 31, 2012 and 2011, respectively. The Company will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the base rate, TIBOR or Euroyen plus a fixed spread. At October 31, 2012, $15.6 million of the combined facilities was utilized. The weighted average interest rate on the outstanding balances was 0.7%.

The Company maintains credit facilities for certain of our Asia Pacific subsidiaries with JP Morgan. Each facility is supported by a continuing and unconditional guaranty. The aggregate facility limit was $12.5 million and $7.6 million at October 31, 2012 and 2011, respectively. The Company will pay all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under each guaranty. At October 31, 2012, $1.6 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 5%.

Letters of Credit

The Company maintains letters of credit throughout the world with various financial institutions that primarily serve as guarantee notes on debt obligations. The aggregate outstanding amount of letters of credit at October 31, 2012 was $2.7 million.

Note 5. Income Taxes

Cooper's effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal year 2012 was 9.7%. Our results include the fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal year 2011 was 9.0%. The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates reflecting the shift in the geographic mix of income during recent periods with income earned in foreign jurisdictions increasing as compared to income earned in the United States. As a result, the ratio of domestic income to worldwide income, primarily within CooperVision along with CooperSurigical's July 2012 acquisition of Origio, has decreased over recent fiscal periods. A reduction in the ratio of domestic income to worldwide income effectively lowers the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where the Company operates are significantly lower than the statutory rate in the United States. The completion of the Company's restructuring plan to close a CooperVision manufacturing facility, located in Norfolk, Virginia, with the manufacturing demand subsequently absorbed by our plants in the United Kingdom and Puerto Rico contributed to this change in the geographic mix of income. As a result of this restructuring, substantially all of CooperVision's contact lens products are manufactured outside of the United States.

Additionally, in fiscal 2011, the Company recorded a $16.5 million domestic loss on the repurchase of its Senior Notes that included the write off of about $4.4 million of unamortized costs and the redemption

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

premium of $12.1 million. This impacted the Company's tax provision and further reduced the overall effective tax rate.

The components of income from continuing operations before income taxes and extraordinary items and the income tax provision (benefit) related to income from all operations in our Consolidated Statements of Income consist of:

Years Ended October 31, (In thousands)	2012	2011	2010
Income (loss) before income taxes:
United States	$40,650	$5,449	$(613)
Foreign	234,802	187,315	125,039
	$275,452	$192,764	$124,426
Income tax provision	$26,808	$17,334	$11,623

The income tax provision (benefit) related to income from continuing operations in our Consolidated Statements of Income consists of:

Years Ended October 31, (In thousands)	2012	2011	2010
Current:
Federal	$17,863	$11,448	$3,963
State	1,400	606	1,602
Foreign	14,351	9,700	7,813
	33,614	21,754	13,378

Deferred:
Federal	(3,573)	(1,859)	(1,731)
State	(851)	(270)	(1,287)
Foreign	(2,382)	(2,291)	1,263
	(6,806)	(4,420)	(1,755)
Income tax provision	$26,808	$17,334	$11,623

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In thousands)	2012	2011	2010
Computed expected provision for taxes	$96,408	$67,468	$43,549
(Decrease) increase in taxes resulting from:
Income earned outside the United States subject to different tax rates	(71,282)	(56,877)	(33,912)
State taxes, net of federal income tax benefit	294	218	206
Research and development credit	(131)	(1,183)	(525)
Incentive stock option compensation and non-deductible employee compensation	347	(119)	(50)
Tax accrual adjustment	665	7,167	2,640
Other, net	507	660	(285)
Actual provision for income taxes	$26,808	$17,334	$11,623

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

October 31, (In thousands)	2012	2011
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$1,073	$1,017
Inventories	4,916	4,325
Litigation settlements	199	183
Accrued liabilities, reserves and compensation accruals	41,760	31,856
Restricted stock	19,395	19,341
Net operating loss carryforwards	3,563	8,159
Plant and equipment	3,999	2,778
Research and experimental expenses - Section 59(e)	6,815	8,311
Tax credit carryforwards	8,700	7,629
Total gross deferred tax assets	90,420	83,599
Less valuation allowance	(1,107)	—
Deferred tax assets	89,313	83,599
Deferred tax liabilities:
Tax deductible goodwill	(19,038)	(16,804)
Transaction cost	(1,144)	(1,144)
Foreign deferred tax liabilities	(19,365)	(11,005)
Other intangible assets	(24,548)	(15,610)
Bonus adjustments under new accounting method	(2,601)	(3,901)
Total gross deferred tax liabilities	(66,696)	(48,464)
Net deferred tax assets	$22,617	$35,135

Current deferred tax liabilities of $0.3 million at October 31, 2012, and $0.3 million at October 31, 2011, are included in other accrued liabilities on the balance sheet.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 2012. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. During the year ended October 31, 2012, the Company recorded deferred tax assets in purchase accounting in connection with its acquisition of Origio a/s and subsidiaries. Also, a valuation allowance of $1.1 million was recorded for Origio's capital loss arising from a building write-down expense related to its former headquarters location in Jyllig, Denmark.

The Company has not provided for federal income tax on approximately $1.1 billion of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely.

At October 31, 2012, the Company had federal net operating loss carryforwards of $2.7 million and state net operating loss carryforwards of $34.6 million. The Company also had federal net operating loss carryforwards of $7.9 million related to share option exercises as of October 31, 2012. A tax benefit and a credit to additional paid-in capital for the excess deduction would not be recognized until such deduction reduces taxes payable. Additionally, the Company had $6.5 million of federal alternative minimum tax credits, $2.0 million of federal research credits and $0.3 million of California research credits. The federal net operating loss and federal research credits carryforwards expire on various dates between 2026 through 2032, and the federal alternative minimum tax credits carry forward indefinitely. The state net operating loss carryforwards expire on various dates between 2019 through 2022, and the California research credits carry forward indefinitely. The net operating loss and other tax credits may be subject to certain limitations upon utilization under Section 382 of the Internal Revenue Code.

The Company adopted the provisions of the interpretation of ASC 740-10-25-5 through 25-17, Basic Recognition Threshold , formerly FIN 48, on November 1, 2007. As a result of the adoption, the Company reduced its net liability for unrecognized tax benefits (UTB), previously classified in current taxes payable, by $5.3 million, which was accounted for as an increase to retained earnings. The interpretation also provides guidance on how the interest and penalties related to tax positions may be recorded and classified within our Consolidated Statements of Income and presented in the Consolidated Balance Sheet. We classify interest expense and penalties related to uncertain tax positions as additional income tax expense.

The aggregated changes in the balance of gross unrecognized tax benefits were as follows:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(In millions)
Balance at October 31, 2010	$19.7
Increase from prior year's UTB's	—
Increase from current year's UTB's	8.9
UTB (decrease) from tax authorities' settlements	—
UTB (decrease) from expiration of statute of limitations	(1.2)
Increase of unrecorded UTB's	—
Balance at October 31, 2011	27.4
(Decrease) from prior year's UTB's	(1.0)
Increase from current year's UTB's	4.6
UTB (decrease) from tax authorities' settlements	(0.9)
UTB (decrease) from expiration of statute of limitations	(2.0)
Increase of unrecorded UTB's	—
Balance at October 31, 2012	$28.1

As of October 31, 2012, the Company had $29.5 million of unrecognized tax benefits, including $2.6 million of related accrued interest and penalties that, if recognized, would affect our effective tax rate. It is the Company's policy to recognize interest and penalties directly related to incomes taxes as additional income tax expense.

Included in the balance of unrecognized tax benefits at October 31, 2012, is $5.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and is comprised of transfer pricing and other items.

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

As of October 31, 2012, the tax years for which the Company remains subject to United States Federal income tax assessment upon examination are 2009 through 2011. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2007 through 2011.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6. Earnings Per Share

Years Ended October 31,
(In thousands, except per share amounts)	2012	2011	2010
Net income attributable to Cooper stockholders	$248,339	$175,430	$112,803
Basic:
Weighted average common shares	47,913	46,904	45,530
Basic earnings per share attributable to Cooper stockholders	$5.18	$3.74	$2.48
Diluted:
Weighted average common shares	47,913	46,904	45,530
Effect of dilutive stock options	1,239	1,405	975
Diluted weighted average common shares	49,152	48,309	46,505
Diluted earnings per share attributable to Cooper stockholders	$5.05	$3.63	$2.43
The following table sets forth stock options to purchase Cooper’s common stock that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Years Ended October 31,
(In thousands, except exercise prices)	2012	2011	2010
Numbers of stock option shares excluded	24	631	3,443
Range of exercise prices	$80.51-$87.22	$68.66-$80.51	$41.44-$80.51

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7. Stockholders’ Equity

Analysis of changes in accumulated other comprehensive income (loss):

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2009	$6,038	$—	$(8,667)	$(10,291)	$(12,920)
Gross change in value for the period	(14,396)	—	114	838	(13,444)
Reclassification adjustments for losses realized in income	—	—	13,091	—	13,091
Tax effect for the period	—	—	(3,566)	(495)	(4,061)
Balance at October 31, 2010	$(8,358)	$—	$972	$(9,948)	$(17,334)
Gross change in value for the period	$5,817	$9	$(6,227)	$(4,610)	$(5,011)
Reclassification adjustments for losses realized in income	—	—	1,122	—	1,122
Tax effect for the period	—	—	1,307	1,806	3,113
Balance at October 31, 2011	$(2,541)	$9	$(2,826)	$(12,752)	$(18,110)
Gross change in value for the period	$(4,658)	$41	$(1,420)	$(14,750)	$(20,787)
Reclassification adjustments for losses realized in income	—	—	2,161	—	2,161
Tax effect for the period	—	—	(289)	5,764	5,475
Balance at October 31, 2012	$(7,199)	$50	$(2,374)	$(21,738)	$(31,261)
Share Repurchases
On December 15, 2011, we announced that the Company’s Board of Directors authorized the 2012 Share Repurchase Program (Program) to repurchase up to $150.0 million of the Company’s common stock and on December 5, 2012 the Program was amended to authorize the repurchase of $300.0 million of the Company's common stock. With the amendment, the Program expiration date was changed to indefinite from December 31, 2012, and may be discontinued at any time. Purchases under the Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. Through the twelve months ended October 31, 2012, the Company repurchased 984 thousand shares of the Company’s common stock for $71.2 million and approximately $78.9 million remained authorized for repurchase under the Program. During the three months ended July 31, 2012, the Company repurchased 321 thousand shares of the Company's common stock for $25.0 million, at an average purchase price of $77.89 per share. During the three months ended January 31, 2012, the Company repurchased 663 thousand shares for $46.1 million, at an average purchase price of $69.60 per share. The Company did not repurchase any shares during fiscal 2011 and the three month periods ended April 30, 2012 and October 31, 2012. See Note 13 for information on the amendment.
Cash Dividends
In fiscal 2012 and 2011, we paid semiannual dividends of 3 cents per share: an aggregate of approximately $1.4 million or 3 cents per share on February 7, 2012, to stockholders of record on January 25, 2012; $1.4 million or 3 cents per share on August 6, 2012, to stockholders of record on July 24, 2012; $1.4 million or 3 cents per share on February 7, 2011, to stockholders of record on January 19, 2011; $1.4 million or 3 cents per share on August 5, 2011, to stockholders of record on July 25, 2011.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stockholders' Rights Plan

Under our stockholders' rights plan, each outstanding share of our common stock carries one-half of one preferred share purchase right (Right). The Rights will become exercisable only under certain circumstances involving acquisition of beneficial ownership of 20% or more of our common stock by a person or group (Acquiring Person) without the prior consent of Cooper's Board of Directors. If a person or group becomes an Acquiring Person, each Right would then entitle the holder (other than an Acquiring Person) to purchase, for the then purchase price of the Right (currently $450, subject to adjustment), shares of Cooper's common stock, or shares of common stock of any person into which we are thereafter merged or to which 50% or more of our assets or earning power is sold, with a market value of twice the purchase price. The Rights will expire in October 2017 unless earlier exercised or redeemed. The Board of Directors may redeem the Rights for $.01 per Right prior to any person or group becoming an Acquiring Person.
Note 8. Stock Plans

At October 31, 2012, Cooper had the following share-based compensation plans:

2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan)

In March 2006, the Company received stockholder approval of the 2006 Directors Plan, and in March 2007, October 2007, October 2008 and December 2008, the Board of Directors amended the 2006 Directors Plan. The Company received stockholder approval of an amendment and restatement of the 2006 Directors Plan in March 2009 and the Board of Directors amended the Amended and Restated 2006 Directors Plan in October 2009 and October 2010. The Company received stockholder approval of a further amendment and restatement of the 2006 Directors Plan in March 2011 and the Board of Directors amended the Second Amended and Restated 2006 Directors Plan in October 2011 and October 2012.

The Second Amended and Restated 2006 Directors Plan, as amended, authorizes either Cooper's Board of Directors or a designated committee thereof composed of two or more Non-Employee Directors to grant to Non-Employee Directors during the period ending March 21, 2019, equity awards for up to 950,000 shares of common stock, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

As amended, the Second Amended and Restated 2006 Directors Plan provides for annual grants of stock options and restricted stock to Non-Employee Directors on November 1 and November 15, respectively, of each fiscal year. Specifically, each Non-Employee Director may be awarded the right to purchase 1,500 restricted shares (1,650 shares in the case of the Chairman of the Board) of the Company's common stock for $0.10 per share on each November 15. The restrictions on the restricted stock will lapse on the first anniversary of the date of grant. Each Non-Employee Director may also be awarded 4,500 options (4,950 options in the case of the Lead Director and/or the Chairman of the Board) to purchase common stock on each November 1. These options vest on the first anniversary of the date of grant. Options expire no more than 10 years after the grant date. In December 2008, the 2006 Directors' Plan was also amended to allow discretionary granting of stock options and/or restricted stock with similar terms to the annual grant other than the specific share requirements. As of October 31, 2012, 294,566 shares remained available under the 2006 Directors' Plan for future grants.

2007 Long-Term Incentive Plan (2007 LTIP)

In March 2007, the Company received stockholder approval of the 2007 LTIP and in October 2007, the Board of Directors amended the 2007 LTIP. In March 2009, the Company received stockholder approval of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

an amendment and restatement of the 2007 LTIP and in March 2011, the Company received stockholder approval of a further amendment and restatement of the 2007 LTIP.

The Second Amended and Restated 2007 LTIP is designed to increase Cooper's stockholder value by attracting, retaining and motivating key employees and consultants who directly influence our profitability. The Second Amended and Restated 2007 LTIP authorizes either Cooper's Board of Directors, or a designated committee thereof composed of two or more Non-Employee Directors, to grant to eligible individuals during the period ending December 31, 2017, up to 5,230,000 shares in the form of specified equity awards including stock option, restricted stock units and performance share awards, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

During fiscal 2012, the Company granted stock options, restricted stock units (RSUs) and performance share awards to employees under the Second Amended and Restated 2007 LTIP. Equity awards are granted at 100% of fair market value on the date of grant and expire no more than 10 years after the grant date. Stock options may become exercisable based on our common stock achieving certain price targets, specified time periods elapsing or other criteria designated by the Board or its authorized committee at their discretion. RSUs are nontransferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a four-year period. Performance share awards are nontransferable awards entitling the recipient to receive a variable number of shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. Legal ownership of the shares is not transferred to the recipient until the award vests, and the number of shares distributed is dependent upon the achievement of certain performance targets over a specified period of time. As of October 31, 2012, 1,784,977 shares remained available under the Second Amended and Restated 2007 LTIP for future grants. The amount of available shares includes shares which may be distributed under performance share awards.

Share-Based Compensation
The compensation cost and related tax benefit recognized in the Company's consolidated financial statements for share-based awards were as follows:

October 31,
(In millions)	2012	2011	2010
Selling, general and administrative expense	$19.2	$12.4	$8.6
Cost of sales	1.3	0.8	0.6
Research and development expense	1.0	0.7	0.4
Capitalized in inventory	1.3	0.8	0.6
Total compensation expense	$22.8	$14.7	$10.2
Related income tax benefit	$7.0	$4.4	$3.2

Cash received from exercises under all share-based payment arrangements for the fiscal years ended October 31, 2012, 2011 and 2010 was approximately $55.1 million, $82.0 million and $11.1 million, respectively.

Details regarding the valuation and accounting for share-based awards follow.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock Options

The fair value of each stock option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table. The expected life of the awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In determining the expected volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

Years Ended October 31,	2012	2011	2010
Expected life	4.3 - 5.7 years	4.5 - 5.7 years	5.3 years
Expected volatility	39.5% - 43.8%	40.2% - 41.3%	41.0%
Risk-free interest rate	0.69% - 1.08%	1.01% - 1.41%	2.26% - 2.43%
Dividend yield	0.09%	0.12%	0.21%

The status of the Company's stock option plans at October 31, 2012, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2011	3,512,442	$43.96
Granted	215,477	$67.45
Exercised	(1,394,229)	$45.05
Forfeited or expired	(39,982)	$42.19
Outstanding at October 31, 2012	2,293,708	$45.26	5.18
Vested and exercisable at October 31, 2012	1,541,142	$47.49	4.03	$74,558,139

The weighted-average fair value of each option granted during fiscal 2012, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $25.40. The weighted-average fair value of each option granted during fiscal 2011, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $21.15. For the 2006 Directors Plan, the weighted-average fair values of options granted for fiscal 2012 and 2011 were $25.24 and $18.96, respectively. The expected requisite service period for options granted to employees in fiscal 2012 was generally 48 months. The total intrinsic value of options exercised during the year ended October 31, 2012 was $56.6 million.

Stock awards outstanding under the Company's current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 LTIP generally vest over three and one-half to five years based on market and service conditions and expire no later than ten years after the grant date. Options granted under the 2006 Directors Plan generally vest in one year or upon achievement of a market condition and expire no later than ten years after the grant date. The Company generally recognizes compensation expense ratably over the vesting period. Directors' options and restricted stock grants are expensed on the date of grant as the 2006 Directors Plan does not contain a substantive future requisite service period. As of October 31, 2012, there was $7.6 million of total

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.

Restricted Stock Units

RSUs granted under the 2007 LTIP have been granted at prices which are either equal to or above the market value of the stock on the date of grant and generally vest over four years. The fair value of restricted stock units is estimated on the date of grant based on the market price of our common stock. The Company recognizes compensation expense ratably over the vesting period. As of October 31, 2012, there was $28.6 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.72 years.

The status of the Company's non-vested RSUs at October 31, 2012, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2011	575,558	$44.77
Granted	314,747	$66.36
Vested and issued	(222,477)	$40.69
Forfeited or expired	(14,709)	$49.59
Non-vested RSUs at October 31, 2012	653,119	$56.45

Performance Units

Performance units are granted to selected executives and other key employees with vesting contingent upon meeting future reported earnings per share goals over a defined performance cycle, usually three years. Performance units, if earned, may be paid in cash or shares of common stock. The performance shares actually earned will range from zero to 150% of the target number of performance shares for performance periods ending in fiscal 2012 through fiscal 2014. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed in the immediate subsequent fiscal period after the performance period. The fair value of performance unit awards is estimated on the date of grant based on the current market price of our common stock and the estimate of probability of award achievement. This estimate is reviewed each fiscal period and adjustments are recorded prospectively if it is determined that the estimate of probability of award achievement has changed.

The Company recognizes compensation expense ratably over the vesting period. As of October 31, 2012, there was $7.0 million of total unrecognized compensation cost related to non-vested performance units, which is expected to be recognized over a remaining weighted-average vesting period of 1.6 years.

Performance units granted on December 9, 2009 vested on October 31, 2012 and met 150% of the target and, subject to the provisions of the plan, the Company expects to award 98,700 shares of common stock in fiscal 2013. The Company also granted performance unit awards on December 13, 2010 and December 14, 2011 with specific performance goals for each period ending on October 31, 2013 and October 31, 2014, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9. Employee Benefits

Cooper's Retirement Income Plan

Cooper's Retirement Income Plan (Plan), a defined benefit plan, covers substantially all full-time United States employees. Cooper's contributions are designed to fund normal cost on a current basis and to fund the estimated prior service cost of benefit improvements. The unit credit actuarial cost method is used to determine the annual cost. Cooper pays the entire cost of the Plan and funds such costs as they accrue. Virtually all of the assets of the Plan are comprised of equities and participation in equity and fixed income funds.

The following table sets forth the Plan's benefit obligations and fair value of the Plan assets at October 31, 2012, and the funded status of the Plan and net periodic pension costs for each of the years in the three-year period ended October 31, 2012.

Retirement Income Plan

Years Ended October 31, (In thousands)	2012	2011	2010
Change in benefit obligation
Benefit obligation, beginning of year	$64,989	$54,751	$47,658
Service cost	4,937	4,749	3,969
Interest cost	3,053	2,973	2,670
Benefits paid	(1,308)	(1,440)	(1,228)
Curtailment (gain)	—	—	(594)
Actuarial loss	16,936	3,956	2,276
Benefit obligation, end of year	$88,607	$64,989	$54,751
Change in plan assets
Fair value of plan assets, beginning of year	$39,098	$33,444	$26,399
Actual return on plan assets	4,411	1,474	4,509
Employer contributions	5,226	5,620	3,764
Benefits paid	(1,308)	(1,440)	(1,228)
Fair value of plan assets, end of year	$47,427	$39,098	$33,444
Funded status at end of year	$(41,180)	$(25,891)	$(21,307)

Years Ended October 31, (In thousands)	2012	2011	2010
Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$—	$—	$—
Current liability	—	—	—
Noncurrent liabilities	(41,180)	(25,891)	(21,307)
Net amount recognized at year end	$(41,180)	$(25,891)	$(21,307)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In thousands)	2012	2011	2010
Amounts recognized in accumulated other comprehensive income consist of:
Net transition obligation	$—	$20	$41
Prior service cost	53	77	102
Net loss	34,957	20,134	15,459
Accumulated other comprehensive income	$35,010	$20,231	$15,602

Years Ended October 31, (In thousands)	2012	2011	2010
Information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$88,607	$64,989	$54,751
Accumulated benefit obligation	$77,596	$57,388	$47,866
Fair value of plan assets	$47,427	$39,098	$33,444

Years Ended October 31, (In thousands)	2012	2011	2010
Reconciliation of prepaid (accrued) pension cost
Accrued pension cost at prior fiscal year end	$(5,660)	$(5,706)	$(4,390)
Net periodic benefit cost	5,736	5,574	5,080
Contributions made during the year	5,226	5,620	3,764
Adjustment due to change in measurement date	—	—	—
Accrued pension cost at fiscal year end	$(6,170)	$(5,660)	$(5,706)

Years Ended October 31, (In thousands)	2012	2011	2010
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:
Service cost	$4,937	$4,748	$3,969
Interest cost	3,053	2,973	2,670
Expected return on plan assets	(3,424)	(2,944)	(2,444)
Amortization of transitional (asset) or obligation	20	21	21
Amortization of prior service cost	24	24	24
Recognized actuarial loss	1,126	752	796
Curtailment loss	—	—	44
Net periodic pension cost	$5,736	$5,574	$5,080

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In thousands)	2012	2011	2010
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss	15,950	5,426	211
Amortizations of net transition obligation	(21)	(21)	(21)
Amortizations of prior service cost	(24)	(24)	(24)
Amortizations of net gain	(1,126)	(752)	(797)
Reduction in net transition obligation due to curtailment	—	—	(14)
Reduction in prior service cost due to curtailment	—	—	(29)
Reduction in net loss due to curtailment	—	—	(594)
Total recognized in other comprehensive income	$14,779	$4,629	$(1,268)
Total recognized in net periodic benefit cost and other comprehensive income	$20,515	$10,203	$3,812

The estimated net loss, net transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2,011,000, $0 and $24,208, respectively.

Years Ended October 31,	2012	2011	2010
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	4.75%	5.50%	5.75%
Discount rate for determining benefit obligations at year end	3.75%	4.75%	5.50%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	8.50%	8.50%	9.00%
Expected rate of return on plan assets at year end	8.00%	8.50%	8.50%
Measurement date for determining assets and benefit obligations at year end	10/31/2012	10/31/2011	10/31/2010

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used for the plan is based primarily on the yields of a universe of high quality corporate bonds or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction. If a discount rate of 4.75%, which is similar to prior fiscal year, had been used, the projected benefit obligation would have been $74.8 million, and the accumulated benefit obligation would have been $66.2 million.

The expected rate of return on plan assets was determined based on a review of historical returns, both for this plan and for medium- to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected returns for each asset class listed below. These expected future returns were then blended based on this Plan's target asset allocation.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2012	2011	2010
Asset category
Cash and cash equivalents	3.0%	2.1%	4.1%
Corporate common stock	16.5%	19.0%	21.3%
Equity mutual funds	43.2%	41.1%	37.9%
Real estate funds	5.2%	5.6%	5.0%
Bond mutual funds	32.1%	32.2%	31.7%
Total	100.0%	100.0%	100.0%

The Plan invests in a diversified portfolio of assets intended to minimize risk of poor returns while maximizing expected portfolio returns. To achieve the long-term rate of return, plan assets will be invested in a mixture of instruments, including but not limited to, corporate common stock (may include the Company's stock), investment grade bond funds, cash, balanced funds, real estate funds, small or large cap equity funds and international equity funds. The allocation of assets will be determined by the investment manager, and will typically include 50% to 80% equities with the remainder invested in fixed income and cash. Presently, this diversified portfolio is expected to return roughly 8.0% in the long run. Effective November 1, 2012, the expected rate of return on assets was reduced from 8.5% to 8.0%.

Fair Value Measurement of Plan Assets

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$1,411	$1,411	$—	$—
Corporate common stock	7,844	7,844	—	—
Equity mutual funds	20,506	20,506	—	—
Real estate funds	2,443	2,443	—	—
Bond mutual funds	15,223	15,223	—	—
Total	$47,427	$47,427	$—	$—

The Plan has an established process for determining the fair value of plan assets. Fair value is based upon quoted market prices, as Level 1 inputs, where available. For our investments in equity and bond mutual funds, and real estate funds, fair value is based on observable, Level 1 inputs, as price quotes are available and the fair values of these funds were not impacted by liquidity restrictions or the fund status. Level 2 assets are those where price quotes are not readily available and the fair value would be determined based on other observable inputs. Level 3 assets are those where price quotes are not readily available and the fair value would be determined based on unobservable inputs.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Cash Flows

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Contributions

The Company contributions to the pension plan were $5.2 million, $5.6 million and $3.8 million for fiscal 2012, 2011 and 2010, respectively. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company is expected to make contributions of about $6.2 million during fiscal 2013.

Estimated Future Benefit Payments

Years (In thousands)
2013	$1,898
2014	2,186
2015	2,483
2016	2,808
2017	3,142
2018 - 2022	21,377

 Cooper's 401(k) Savings Plan

Cooper's 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all full-time United States employees. Employees who participate in the 401(k) plan may elect to have from 1% to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper's contributions on account of participating employees, net of forfeiture credits, were $2.9 million, $2.4 million and $2.1 million for the years ended October 31, 2012, 2011 and 2010, respectively.
Note 10. Fair Value Measurements
As of October 31, 2012 and October 31, 2011, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal years 2012 and 2011, within the fair value hierarchy at October 31:

(In millions)	2012	2011
Assets:
Foreign exchange contracts	$0.2	$0.5
Liabilities:
Interest rate swaps	$3.9	$4.6
Foreign exchange contracts	0.2	0.4
	$4.1	$5.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2012, were payable as follows:

(In thousands)
2013	$19,907
2014	17,746
2015	15,546
2016	13,272
2017	11,912
2018 and thereafter	56,181
$134,564

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $33.2 million, $31.7 million and $28.8 million in 2012, 2011 and 2010, respectively.
Legal Proceedings
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
On January 9, 2012, Joseph Operman filed a purported shareholder derivative complaint in the United States District Court for the Northern District of California, Case No. 4:12-cv-00143-YGR, against members of the Company’s Board of Directors. The derivative complaint seeks recovery on behalf of the Company, which is named as a “nominal defendant.” The derivative complaint purports to allege causes of action for breach of fiduciary duties and failure to exercise oversight responsibilities against all defendants and a cause

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

of action for contribution against Mr. Weiss for alleged violations of Section 10(b) of the Securities Exchange Act of 1934. On May 18, 2012, Mr. Operman filed an amended derivative complaint. The amended derivative complaint largely repeats the allegations of misrepresentations in the securities class action complaints described above, and includes allegations of false projections of future financial results. The Company and the individual defendants have not yet filed a response to the derivative complaint. On June 8, 2012, the Court approved the parties' agreement to extend the deadline for responding to the derivative complaint until after the court rules on the defendants’ motion to dismiss in the class action.
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

The following table presents a summary of our business segment net sales:

(In thousands)	2012	2011	2010
CooperVision net sales by category:
Toric lens	$357,211	$339,184	$292,732
Multifocal lens	94,443	74,741	71,603
Single-use sphere lens	267,090	243,624	207,250
Non single-use sphere and other eye care products and other	470,500	463,589	398,898
Total CooperVision net sales	1,189,244	1,121,138	970,483
CooperSurgical net sales	255,892	209,697	188,034
Total net sales	$1,445,136	$1,330,835	$1,158,517

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by business segment for each of the years in the three-year period ended October 31, 2012, follows:

(In thousands)	CooperVision	CooperSurgical	Corporate & Eliminations	Consolidated
2012
Net sales	$1,189,244	$255,892	$—	$1,445,136
Operating income (loss)	$262,806	$58,956	$(38,364)	$283,398
Other income, net				229
Interest expense				(11,771)
Gain on insurance proceeds				5,000
Loss on extinguishment of debt				(1,404)
Income before income taxes				$275,452
Identifiable assets	$2,251,476	$607,673	$82,235	$2,941,384
Depreciation expense	$82,829	$4,106	$300	$87,235
Amortization expense	$15,578	$8,401	$—	$23,979
Capital expenditures	$92,459	$6,647	$673	$99,779
2011
Net sales	$1,121,138	$209,697	$—	$1,330,835
Operating income (loss)	$207,485	$52,420	$(32,349)	$227,556
Other expense, net				(963)
Interest expense				(17,342)
Loss on extinguishment of debt				(16,487)
Income before income taxes				$192,764
Identifiable assets	$2,206,068	$354,020	$64,430	$2,624,518
Depreciation expense	$74,146	$3,264	$210	$77,620
Amortization expense	$14,245	$6,284	$—	$20,529
Capital expenditures	$97,131	$6,287	$247	$103,665
2010
Net sales	$970,483	$188,034	$—	$1,158,517
Operating income (loss)	$171,345	$47,064	$(28,497)	$189,912
Other expense, net				(1,068)
Interest expense				(36,668)
Litigation settlement charges				(27,750)
Income before income taxes				$124,426
Identifiable assets	$2,141,685	$328,931	$54,402	$2,525,018
Depreciation expense	$72,717	$2,913	$315	$75,945
Amortization expense	$12,361	$5,695	$—	$18,056
Capital expenditures	$69,793	$3,871	$93	$73,757

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2012, follows:

(In thousands)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2012
Sales to unaffiliated customers	$680,757	$408,813	$355,566	$1,445,136
Sales between geographic areas	198,593	318,196	(516,789)	—
Net sales	$879,350	$727,009	$(161,223)	$1,445,136
Operating income	$44,977	$5,367	$233,054	$283,398
Long-lived assets	$371,314	$261,269	$7,672	$640,255
2011
Sales to unaffiliated customers	$627,438	$392,152	$311,245	$1,330,835
Sales between geographic areas	172,618	304,585	(477,203)	—
Net sales	$800,056	$696,737	$(165,958)	$1,330,835
Operating income	$37,113	$18,703	$171,740	$227,556
Long-lived assets	$373,211	$226,665	$9,329	$609,205
2010
Sales to unaffiliated customers	$568,786	$345,970	$243,761	$1,158,517
Sales between geographic areas	143,951	300,948	(444,899)	—
Net sales	$712,737	$646,918	$(201,138)	$1,158,517
Operating income	$57,776	$(4,935)	$137,071	$189,912
Long-lived assets	$357,200	$227,780	$8,907	$593,887

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13. Subsequent Event

On December 5, 2012, the Board of Directors amended the 2012 Share Repurchase Program, discussed in Note. 7 Stockholders' Equity. The amendment increased the total authorized repurchase amount to $300.0 million from $150.0 million of the Company's outstanding common stock and changed the expiration date of the Program to indefinite from December 31, 2012. With this amendment, the remaining amount available for the repurchase of the Company's common stock under the Program is $228.9 million.

Note 14. Selected Quarterly Financial Data (Unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$326,060	$344,589	$378,186	$396,301
Gross profit	$210,453	$220,696	$240,097	$252,764
Income before income taxes	$58,747	$62,679	$71,387	$82,639
Net income attributable to Cooper stockholders	$54,623	$54,921	$66,875	$71,920
Earnings per share attributable to Cooper stockholders - basic	$1.15	$1.15	$1.39	$1.49
Earnings per share attributable to Cooper stockholders - diluted	$1.12	$1.12	$1.36	$1.46
2011
Net sales	$293,229	$325,301	$351,396	$360,909
Gross profit	$176,606	$201,762	$202,802	$223,634
Income before income taxes	$41,028	$39,720	$49,136	$62,880
Net income	$39,215	$35,360	$44,217	$56,638
Basic earnings per share	$0.85	$0.76	$0.93	$1.19
Diluted earnings per share	$0.83	$0.73	$0.90	$1.15

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of October 31, 2012, the end of the fiscal period covered in this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of October 31, 2012.

The Company's independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2012, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the Company's fiscal quarter ended October 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the subheadings, “Proposal 1 - Election of Directors,” “Executive Officers of the Company,” “Ownership of the Company - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance - The Board of Directors,” “Corporate Governance - Ethics and Business Conduct Policy,” “Corporate Governance - Board Committees - The Audit Committee” and “Report of the Audit Committee” of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2013 (the “2013 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Director Compensation” of the 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the subheadings “Securities Held by Management” and “Principal Securityholders” of the “Ownership of the Company” section of the 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the subheadings “Corporate Governance - Related Party Transactions,” “Proposal 1 - Election of Directors” and “Corporate Governance - The Board of Directors” of the 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2013 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2012, 2011 and 2010
Balance Sheets as of October 31, 2012 and 2011
Statements of Cash Flows for the years ended October 31, 2012, 2011 and 2010
Statements of Stockholders' Equity and Comprehensive Income (Loss) for the
years ended October 31, 2012, 2011 and 2010
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

Schedule II
THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended October 31, 2012

(In thousands)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended October 31, 2012	$4,826	$(257)	$(195))	$4,374
Year Ended October 31, 2011	$4,238	$2,282	$(1,694))	$4,826
Year Ended October 31, 2010	$4,690	$1,467	$(1,919))	$4,238
__________
(1) Consists of additions representing allowances and recoveries, less deductions representing receivables written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2012.

THE COOPER COMPANIES, INC.

By: /s/ ROBERT S. WEISS
Robert S. Weiss
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date
/s/ ROBERT S. WEISS	President, Chief Executive Officer and Director	December 19, 2012
(Robert S. Weiss)
/s/ A. THOMAS BENDER	Chairman of the Board	December 19, 2012
(A. Thomas Bender)
/s/ ALLAN E. RUBENSTEIN, M.D.	Vice Chairman of the Board and Lead Director	December 19, 2012
(Allan E. Rubenstein)
/s/ GREG W. MATZ	Vice President and Chief Financial Officer	December 19, 2012
(Greg W. Matz)	(Principal Financial Officer)
/s/ RODNEY E. FOLDEN	Vice President and Corporate Controller	December 19, 2012
(Rodney E. Folden)	(Principal Accounting Officer
/s/ MICHAEL H. KALKSTEIN	Director	December 19, 2012
(Michael H. Kalkstein)
/s/ JODY S. LINDELL	Director	December 19, 2012
(Jody S. Lindell)
/s/ DONALD PRESS	Director	December 19, 2012
(Donald Press)
/s/ STEVEN ROSENBERG	Director	December 19, 2012
(Steven Rosenberg)
/s/ STANLEY ZINBERG, M.D.	Director	December 19, 2012
(Stanley Zinberg)

EXHIBIT INDEX
Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

3.1	- Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated January 13, 2006

3.2	- Amended and Restated By-Laws, The Cooper Companies, Inc., dated December 14, 2010, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 15, 2010

4.1
-    Amended and Restated Rights Agreement, dated as of October 29, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 30, 2007

4.2
-    Indenture, dated as of January 31, 2007, by and among The Cooper Companies, Inc., the Subsidiary Guarantors listed on the signatures pages thereto, and HSBC Bank USA, National Association, including the form of 7.125% Senior Notes due 2015, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 6, 2007.

4.3
-    Registration Rights Agreement, dated as of January 31, 2007, by and among The Cooper Companies, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and KeyBanc Capital Markets, a division of McDonald Investments, Inc., incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 6, 2007

10.1
-    Severance Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Annual Report on Form 10‑K for the fiscal year ended October 31, 1992

10.2
-    Severance Agreement entered into as of April 26, 1990, by and between Nicholas J. Pichotta and the Company, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for fiscal year ended October 31, 1995

10.3
-    The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the fiscal quarter ended July 31, 2007

10.4
-    Change in Control Agreement entered into as of June 8, 2007, by and between The Cooper Companies, Inc. and Eugene J. Midlock, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.5
-    Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and John A. Weber, incorporated by reference to Exhibit 10.6 to the Company's Annual Report on form 10-K for the fiscal year ended October 31, 2008

10.6
-    Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and Carol R. Kaufman, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on form 10-K for the fiscal year ended October 31, 2009

10.7
-    Change in Control Agreement dated as of June 1, 2010, by and between The Cooper Companies, Inc. and Gregory W. Matz    , incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011

10.8
-    1996 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Appendix A to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

10.9
-    Amendment No. 1 to 1996 Long-term Incentive Plan for Non‑Employee Directors of The Cooper Companies, Inc., dated October 10, 1996, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996

10.10
-    Amendment No. 2 to 1996 Long-term Incentive Plan for Non‑Employee Directors of The Cooper Companies, Inc., dated October 29, 1997, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997

10.11
-    Amendment No. 3 to 1996 Long-term Incentive Plan for Non‑Employee Directors of The Cooper Companies, Inc., dated October 29, 1999, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.12
-    Amendment No. 4 to 1996 Long-term Incentive Plan for Non‑Employee Directors of The Cooper Companies, Inc., dated October 24, 2000, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.13
-    Amendment No. 5 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001

10.14-
Amendment No. 6 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 4.15 to the Company's Registration Statement on form S-8 dated November 21, 2002

10.15-
Amendment No. 7 to the 1996 Long-term Incentive Plan for Non-employee Directors of The Cooper Companies, Inc. dated November 4, 2002, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2002

10.16
-    Amendment No. 8 to 1996 Long-term Incentive Plan for Non‑Employee Directors of The Cooper Companies, Inc. dated October 29, 2003, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003

10.17-
Amendment No. 9 to 1996 Long-term Incentive Plan for Non‑Employee Directors of The Cooper Companies, Inc. dated November 9, 2005, incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2006

10.18
-    Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004

10.19
-    Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 1996 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004

10.20
-    The Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement filed February 2, 2011

10.21
-    Amendment No. 1 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

10.22	- Amendment No. 2 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.

10.23
-    Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.24
-    Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.25	- Second Amended and Restated 2001 Long-Term Incentive Plan, incorporated by reference to Appendix 10.2 to the Company's Quarterly Report on Form 10‑Q for the fiscal quarter ended April 30, 2006

10.26
-    Form of Incentive Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2001 Long Term Incentive Plan, incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004……………………….........

10.27	- The Second Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement filed February 2, 2011

10.28
-    Form of Non-Qualified Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.29
-    Form of UK Tax Approved Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.30
-    Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.31(a)-
License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008

10.32-
Lease Contract dated as of November 6, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 11, 2005.

10.33
-    First Supplement and Amendment to Lease Contract dated as of December 30, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 11, 2005.

10.34-
Assignment of Lease Agreement dated as of June 29, 2004, by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 11, 2005

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

10.35
-    Credit Agreement, dated as of January 12, 2011, among The Cooper Companies, Inc., CooperVision International Holding Company LP, the lenders from time to time party thereto, KeyBank National Association, as a bookrunner, a lead arranger, and sole administrative agent, swing line lender and LC issuer, J.P. Morgan Securities LLC, as a lead arranger, bookrunner and syndication agent, Citigroup Global Markets Inc., as a lead arranger, bookrunner and syndication agent, Bank of America, N.A., as a lead arranger and documentation agent, and Wells Fargo Bank, National Association, as lead arranger and documentation agent, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed March 4, 2011

10.36 -
Amendment No. 1 to Credit Agreement, dated as of May 31, 2012, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 31, 2012

10.37	- The Cooper Companies, Inc. 2012 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 20, 2011

10.38-
Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 13, 2009

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

101
The following materials from the Company's Annual Report on Form 10-K for the year ended October 31, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income for the years ended October 31, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets at October 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended October 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended October 31, 2012, 2011 and 2010, (v) related notes to consolidated financial statements and (vi) Schedule II Valuation and Qualifying Accounts.

_______

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
Vice Chairman and Lead Director,
Chairman of the Board, CalAsia
Pharmaceuticals, Inc.

Michael H. Kalkstein
Of Counsel, Palo Alto Office, Dechert LLP

Jody S. Lindell
President and Chief Executive Officer,
S.G. Management, Inc.

Donald Press
Executive Vice President,
Broadway Management Co., Inc.

Steven Rosenberg
President, Chief Executive Officer
and Chief Financial Officer,
Berkshire Bancorp Inc.

Robert S. Weiss
President, Chief Executive Officer and Director

Stanley Zinberg, M.D.
Director

COMMITTEES OF THE BOARD

Audit Committee
Steven Rosenberg (Chairman)
Michael H. Kalkstein
Jody S. Lindell

Corporate Governance and Nominating Committee
Donald Press (Chairman)
Steven Rosenberg
Allan E. Rubenstein, M.D.
Stanley Zinberg, M.D.

Organization and Compensation Committee
Michael H. Kalkstein (Chairman)
Jody S. Lindell
Donald Press
Allan E. Rubenstein, M.D.

Science and Technology Committee
Stanley Zinberg, M.D. (Chairman)
A. Thomas Bender
Allan E. Rubenstein, M.D.
Robert S. Weiss

EXECUTIVE OFFICERS

Robert S. Weiss
President and Chief Executive Officer

Rodney E. Folden
Vice President and
Corporate Controller

Carol R. Kaufman
Executive Vice President
Secretary and Chief
Administrative Officer

Greg W. Matz
Vice President and
Chief Financial Officer

Daniel G. McBride, Esq.
Vice President, General Counsel
and Chief Risk Officer

Eugene J. Midlock
Vice President, Tax

Nicholas J. Pichotta
President and Chief Executive Officer,
Cooper Medical, Inc.

Paul Remmell
President and Chief Executive Officer,
CooperSurgical, Inc.

John A. Weber
President, CooperVision, Inc.

Albert G. White III
Vice President of Investor Relations,
Treasurer and Chief Strategic Officer

PRINCIPAL SUBSIDIARIES

CooperVision, Inc.
6150 Stoneridge Mall Road
Suite 370
Pleasanton, CA 94588
585-385-6810
www.coopervision.com

CooperSurgical, Inc.
75 Corporate Drive
Trumbull, CT 06611
203-601-5200
www.coopersurgical.com

CORPORATE OFFICES

The Cooper Companies, Inc.
6140 Stoneridge Mall Road
Suite 590
Pleasanton, CA 94588
925-460-3600
www.coopercos.com

INVESTOR INFORMATION

Recent news releases, the annual report on Securities and Exchange Commission Form 10-K, information about the Company's corporate governance program, recent investor presentations, replays of quarterly conference calls and historical stock quotes are available on our Web site at www.coopercos.com.

INVESTOR RELATIONS CONTACT

Albert G. White III
Vice President of Investor Relations, Treasurer and Chief Strategic Officer
6140 Stoneridge Mall Road
Suite 590
Pleasanton, CA 94588
Voice: 925-460-3663
Fax: 925-460-3648
E-mail: ir@cooperco.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders' Meeting in March 2013.

TRANSFER AGENT

American Stock Transfer & Trust Company
59 Maiden Lane - Plaza Level
New York, NY 10038
800-937-5449

TRADEMARKS

The Cooper Companies, Inc., its subsidiaries or affiliates own, license or distribute the registered trademarks, common law trademarks and trade names referenced in this report.

INDEPENDENT AUDITORS

KPMG LLP

STOCK EXCHANGE LISTING

The New York Stock Exchange
Ticker Symbol “COO”