Form 10-Q
period 2013-01-31
COOPER COMPANIES INC
filed 2013-03-08
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended January 31, 2013

¬	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ¬
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ¬
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☒		Accelerated filer	¬
Non-accelerated filer	¬	(Do not check if a smaller reporting company)	Smaller reporting company	¬
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ¬    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,315,571 Shares
Class	Outstanding at January 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Three Months Ended January 31,
(In thousands, except for earnings per share)
(Unaudited)

	2013	2012
Net sales	$379,839	$326,060
Cost of sales	139,341	115,607
Gross profit	240,498	210,453
Selling, general and administrative expense	150,653	131,748
Research and development expense	13,653	11,425
Amortization of intangibles	7,371	5,552
Operating income	68,821	61,728
Interest expense	2,567	3,662
Gain on insurance proceeds	14,084	—
Other income, net	638	681
Income before income taxes	80,976	58,747
Provision for income taxes	6,041	4,124
Net income	$74,935	$54,623
Less: Income attributable to noncontrolling interests	268	—
Net income attributable to Cooper stockholders	$74,667	$54,623
Earnings per share attributable to Cooper stockholders - basic	$1.54	$1.15
Earnings per share attributable to Cooper stockholders - diluted	$1.50	$1.12
Number of shares used to compute earnings per share:
Basic	48,476	47,674
Diluted	49,633	48,792
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended January 31,
(In thousands)
(Unaudited)

	2013	2012
Net income	$74,935	$54,623
Other comprehensive income (loss):
Foreign currency translation adjustment	1,373	(11,835)
Change in value of derivative instruments, net of tax provision (benefit) $231 and ($51)	363	(80)
Change in minimum pension liability, net of tax $0 and $0	7	7
Unrealized gain on marketable securities, net of tax provision $12 and $19	22	38
Other comprehensive income (loss)	1,765	(11,870)
Comprehensive income	76,700	42,753
Comprehensive loss attributable to noncontrolling interests	360	—
Comprehensive income attributable to Cooper stockholders	$77,060	$42,753
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands, unaudited)

	January 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$14,445	$12,840
Trade accounts receivable, net of allowance for doubtful accounts of $4,705 at January 31, 2013 and $4,374 at October 31, 2012	241,168	234,297
Inventories	325,394	320,199
Deferred tax assets	33,972	39,417
Prepaid expense and other current assets	65,869	51,107
Total current assets	680,848	657,860
Property, plant and equipment, at cost	1,075,953	1,060,086
Less: accumulated depreciation and amortization	438,954	419,831
	636,999	640,255
Goodwill	1,374,504	1,370,247
Other intangibles, net	214,564	214,783
Deferred tax assets	17,074	14,434
Other assets	45,555	43,805
	$2,969,544	$2,941,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$30,459	$25,284
Accounts payable	61,920	85,056
Employee compensation and benefits	45,558	59,441
Accrued income taxes	3,532	3,640
Other current liabilities	84,663	89,131
Total current liabilities	226,132	262,552
Long-term debt	377,512	348,422
Deferred tax liabilities	30,339	30,971
Accrued pension liability and other	86,013	86,281
Total liabilities	719,996	728,226
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 49,748 at January 31, 2013 and 49,447 at October 31, 2012	4,975	4,945
Additional paid-in capital	1,271,611	1,265,202
Accumulated other comprehensive loss	(29,496)	(31,261)
Retained earnings	1,091,836	1,018,618
Treasury stock at cost:1,432 shares at January 31, 2013 and 1,007 shares at October 31, 2012	(106,864)	(64,753)
Total Cooper stockholders' equity	2,232,062	2,192,751
Noncontrolling interests	17,486	20,407
Stockholders’ equity	2,249,548	2,213,158
	$2,969,544	$2,941,384
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Three Months Ended January 31,
(In thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$74,935	$54,623
Depreciation and amortization	31,525	25,816
Insurance proceeds receivable	(11,184)	—
Decrease in operating capital	(59,626)	(48,283)
Other non-cash items	11,973	9,394
Net cash provided by operating activities	47,623	41,550
Cash flows from investing activities:
Purchases of property, plant and equipment	(29,315)	(19,953)
Acquisitions of businesses, net of cash acquired, and other	(3,690)	(398)
Insurance proceeds received	560	1,566
Net cash used in investing activities	(32,445)	(18,785)
Cash flows from financing activities:
Proceeds from long-term debt	340,400	335,686
Repayments of long-term debt	(311,169)	(292,025)
Net proceeds from (repayments of) short-term debt	8,483	(13,788)
Repurchase of common stock	(44,363)	(46,143)
Issuance of common stock for employee stock plans	(541)	(2,613)
Purchase of Origio shares from noncontrolling interests	(2,641)	—
Distributions to noncontrolling interests	(694)	—
Payment of contingent consideration	(3,600)	(1,314)
Net cash used in financing activities	(14,125)	(20,197)
Effect of exchange rate changes on cash and cash equivalents	552	(62)
Net increase in cash and cash equivalents	1,605	2,506
Cash and cash equivalents - beginning of period	12,840	5,175
Cash and cash equivalents - end of period	$14,445	$7,681
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
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at January 31, 2013 and October 31, 2012, the consolidated results of its operations for the three months ended January 31, 2013 and 2012 and its consolidated condensed cash flows for the three months ended January 31, 2013 and 2012. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and insurance proceeds are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
During interim periods, we follow the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. Please refer to this when reviewing this Quarterly Report on Form 10-Q.
On October 28, 2011, a manufacturing building in the UK experienced an incident in which a pipe broke in our fire suppression system, causing water and fire retardant foam damage to the facility. While this incident did not impact our existing customers, the repairs to the facility and resultant decrease in manufacturing capacity impacted the timing of marketing initiatives to generate additional sales. In January 2013, we resolved our business interruption claim with our insurer for a total of $19.1 million. We received a payment of $5.0 million in our fiscal fourth quarter of 2012. In our fiscal first quarter of 2013, we recorded the remaining $14.1 million in our Consolidated Statement of Income.
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first three months of 2013, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, for a more complete discussion of our estimates and critical accounting policies.
New Accounting Pronouncement

In fiscal 2013, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The Company has elected to present net income and other comprehensive income on two separate but consecutive statements. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated results of operations, financial condition or cash flows.

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
The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. While we closed the acquisition of shares on July 11, 2012, we accounted for the acquisition as of July 1, 2012, and have included the operating results of Origio in our CooperSurgical business segment from that date. The impact of Origio's results of operations for the period July 1, 2012 through July 10, 2012 on our CooperSurgical business segment results of operations was de minimis. Similarly, we have determined that any difference in the fair value of assets acquired and liabilities assumed with respect to Origio between July 1, 2012 and July 11, 2012 was de minimis.
Our preliminary allocation of the fair value of the purchase price includes $8.6 million for working capital, including $3.8 million of cash, $33.4 million for property, plant and equipment, $2.0 million for net other liabilities, $28.3 million for net deferred tax liabilities, $22.1 million for noncontrolling interests and $45.4 million of debt. We repaid substantially all of the acquired debt concurrent with the acquisition with available funds. Additionally, the preliminary allocation of the purchase price includes amortizable intangible assets of $107.7 million and goodwill of $95.5 million. The intangible assets include $82.1 million for customer relationships (shelf space and market share) with an estimated useful life of 15 years; $17.4 million for technology with an estimated useful life of 10 years; and $8.2 million for trade names with estimated useful lives of 17 years. We incurred $4.9 million of acquisition costs that were expensed in operations in the fiscal third quarter of 2012.
The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to fixed assets, noncontrolling interests, commitments and contingencies, including potential legal matters, income taxes and residual goodwill.
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

Management assigned fair values to the identifiable intangible assets through a combination of the discounted cash flow, multi-period excess earnings and relief from royalty methods. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell products as well as judgments on the discount rates used and other variables. We determined the forecasts based on a number of factors including our best estimate of near-term net sales expectations and long-term projections, which include review of internal and independent market analyses. The discount rate used was representative of the weighted average cost of capital.
The pro forma results of operations have not been presented because the effects of the business combination described above was not material to our consolidated results of operations.

Note 3. Inventories

(In thousands)	January 31, 2013	October 31, 2012
Raw materials	$76,780	$75,500
Work-in-process	11,947	10,142
Finished goods	236,667	234,557
	$325,394	$320,199
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 4. Intangible Assets
Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2011	$1,046,587	$229,980	$1,276,567
Net additions during the year ended October 31, 2012	260	95,348	95,608
Translation	(2,793)	865	(1,928)
Balance as of October 31, 2012	1,044,054	326,193	1,370,247
Net additions during the three-month period ended January 31, 2013	2,888	—	2,888
Translation	(41)	1,410	1,369
Balance as of January 31, 2013	$1,046,901	$327,603	$1,374,504
We performed our annual impairment assessment in our fiscal third quarter of 2012, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, we will continue to monitor conditions and changes which could indicate that our recorded goodwill may be impaired.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other Intangible Assets

	As of January 31, 2013		As of October 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$11,392	$1,525	$11,254	$1,632
Technology	130,360	74,426	128,398	72,397
Shelf space and market share	193,816	60,572	192,566	59,269
License and distribution rights and other	23,782	8,263	23,782	7,919
	359,350	$144,786	356,000	$141,217
Less accumulated amortization and translation	144,786		141,217
Other intangible assets, net	$214,564		$214,783
We estimate that amortization expense for our existing other intangible assets, including the intangible assets acquired from Origio, will be $29.9 million in fiscal 2013, $27.4 million in fiscal 2014, $20.9 million in fiscal 2015, $19.2 million in fiscal 2016 and $18.9 million in fiscal 2017.

Note 5. Debt

(In thousands)	January 31, 2013	October 31, 2012
Short-term:
Overdraft and other credit facilities	$30,459	$25,284

Long-term:
Credit agreement	$375,800	$346,100
Other	1,712	2,322
	$377,512	$348,422
Credit Agreement: On May 31, 2012, Cooper entered into an amendment (Amendment) to our Credit Agreement, dated as of January 12, 2011, by and among the Company, CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent. The amended Credit Agreement provides for a multicurrency revolving credit facility in an aggregate commitment amount of $1.0 billion, which may be increased, upon written request by Cooper, by $500.0 million. The amended termination date of the Credit Agreement is May 31, 2017.
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
At January 31, 2013, we were in compliance with the Interest Coverage Ratio at 43.55 to 1.00 and the Total Leverage Ratio at 0.88 to 1.00.
At January 31, 2013, we had $624.0 million available under the Credit Agreement.
In our fiscal third quarter of 2012, we recorded a $1.4 million loss for debt issuance costs as a result of amending the Credit Agreement. The remaining $6.0 million of existing debt issuance costs and the approximately $1.3 million of costs incurred to amend the Credit Agreement are carried in other assets and amortized to interest expense over the life of the Credit Agreement.

Note 6. Income Taxes
Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2013 was 7.5%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first quarter of 2012 was 7.0%. The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2012, the Company had total gross unrecognized tax benefits of $28.1 million. If recognized, $29.5 million of unrecognized tax benefits would impact the Company’s ETR. For the three-month period ended January 31, 2013, there were no material changes to the total amount of unrecognized tax benefits.
Interest and penalties of $2.6 million have been reflected as a component of the total liability as of November 1, 2012. It is the Company’s policy to recognize the items of interest and penalties directly related to income taxes as additional income tax expense.
Included in the balance of unrecognized tax benefits at November 1, 2012, is $5.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and relates primarily to transfer pricing matters.
As of January 31, 2013, the tax years for which the Company remains subject to United States Federal income tax assessment upon examination are 2009 through 2012. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2008 through 2012.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 7. Earnings Per Share

Three Months Ended January 31,
(In thousands, except per share amounts)	2013	2012
Net income attributable to Cooper stockholders	$74,667	$54,623
Basic:
Weighted average common shares	48,476	47,674
Basic earnings per common share attributable to Cooper stockholders	$1.54	$1.15
Diluted:
Weighted average common shares	48,476	47,674
Effect of dilutive stock options	1,157	1,118
Diluted weighted average common shares	49,633	48,792
Diluted earnings per common share attributable to Cooper stockholders	$1.50	$1.12
The following table sets forth stock options to purchase Cooper’s common stock that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Three Months Ended January 31,
(In thousands, except exercise prices)	2013	2012
Numbers of stock option shares excluded	224	1,128
Range of exercise prices	$95.74-$102.08	$66.80-$80.51

Note 8. Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for share-based awards were as follows:

Three Months Ended January 31,	Three Months
(In millions)	2013	2012
Selling, general and administrative expense	$8.5	$6.5
Cost of sales	0.5	0.5
Research and development expense	0.4	0.3
Capitalized in inventory	0.5	0.5
Total compensation expense	$9.9	$7.8
Related income tax benefit	$3.0	$2.4

Note 9. Stockholders’ Equity
Share Repurchases
On December 15, 2011, we announced that the Company’s Board of Directors authorized the 2012 Share Repurchase Program to repurchase up to $150.0 million of the Company’s common stock. This program was amended in December 2012 to increase the total authorization to $300.0 million and to change the expiration date to indefinite. This plan may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

securities laws and other legal requirements. For the three months ended January 31, 2013, the Company repurchased 460 thousand shares of the Company’s common stock for $44.4 million at an average purchase price of $96.34 per share and approximately $184.5 million remained authorized for repurchase under the 2012 Share Repurchase Program. During the three months ended July 31, 2012, the Company repurchased 321 thousand shares of the Company's common stock for $25.0 million, at an average purchase price of $77.89 per share. During the three months ended January 31, 2012, the Company repurchased 663 thousand shares for $46.1 million, at an average purchase price of $69.60 per share. The Company did not repurchase shares during the three-month period ended April 30, 2012 and the three-month period ended October 31, 2012.
Dividends
We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 7, 2013, to stockholders of record on January 25, 2013.

Note 10. Fair Value Measurements
As of January 31, 2013 and October 31, 2012, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first quarter of 2013, within the fair value hierarchy at January 31, 2013, and fiscal year 2012, within the fair value hierarchy at October 31, 2012:

(In millions)	January 31, 2013	October 31, 2012
Assets:
Foreign exchange contracts	$0.6	$0.2
Liabilities:
Interest rate swaps	$3.3	$3.9
Foreign exchange contracts	0.9	0.2
	$4.2	$4.1
The Company recorded contingent consideration representing the estimated fair value of the additional variable cash consideration payable related to an acquisition in our fiscal first quarter of 2013. We recorded the fair value of the acquisition-related contingent consideration as liabilities on the acquisition date using the discounted cash flow approach. The Company uses unobservable Level 3 inputs including a forecast of new customer accounts and discount rates to fair value the liabilities. Significant increases or decreases in these unobservable inputs in isolation would result in a significantly lower or higher fair value measurement. At January 31, 2013, the fair value of the contingent consideration payable totaled $2.6 million.

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
Cooper’s results of operations for the three months ended January 31, 2013 and 2012 reflect the following components of net periodic pension costs:

Three Months Ended January 31,
(In thousands)	2013	2012
Service cost	$1,846	$1,234
Interest cost	821	763
Expected returns on assets	(961)	(856)
Amortization of prior service cost	6	6
Amortization of transition obligation	—	5
Recognized net actuarial loss	547	282
Net periodic pension cost	$2,259	$1,434

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The Company contributed to the pension plan $0.4 million in the fiscal first quarter of 2013 and expects to contribute an additional $5.8 million in fiscal 2013. The Company contributed to the pension plan $1.0 million in the fiscal first quarter of 2012 . The expected rate of return on plan assets for determining net periodic pension cost is 8%.

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
On February 29, 2012, the court ordered the Greenberg and Wallen actions consolidated and appointed Universal-Investment-Gesellschaft mbH as lead plaintiff. On May 4, 2012, the lead plaintiff filed a Consolidated Amended Complaint, which alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the safety of the Avaira® Toric and Avaira Sphere contact lenses, which the Company recalled in 2011. On August 7, 2012, the Court heard argument on defendants' motion to dismiss the Consolidated Amended Complaint. On January 7, 2013, the Court granted defendants' motion to dismiss the Consolidated Amended Complaint, with leave to amend. On February 4, 2013, the lead plaintiff filed a Second Consolidated Amended Complaint, which again alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the 2011 recall of Avaira® contact lenses. The Second Consolidated Amended Complaint seeks unspecified damages on behalf of a purported class of persons who purchased the Company's common stock between August 19, 2011 and November 15, 2011. On March 6, 2013, the defendants moved to dismiss the Second Consolidated Amended Complaint. A hearing on the anticipated motion has not yet been scheduled. Discovery is stayed pending a resolution of the motion to dismiss. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable or remote or to estimate the range of potential loss, if any.
Derivative Litigation
On January 9, 2012, Joseph Operman filed a purported shareholder derivative complaint in the United States District Court for the Northern District of California, Case No. 4:12-cv-00143-YGR, against members of the Company's board of directors. The derivative complaint seeks recovery on behalf of the Company, which is named as a “nominal defendant.” The derivative complaint purports to allege causes of action for breach of fiduciary duties and failure to exercise oversight responsibilities against all defendants and a cause of action for contribution against Mr. Weiss for alleged violations of Section 10(b) of the Securities Exchange Act of 1934. On May 18, 2012, Operman filed an amended derivative complaint. The amended derivative complaint largely repeats the allegations of misrepresentations in the securities class action complaints described above, and includes allegations of false projections of future financial results. The Company and the individual defendants have not yet filed a response to the derivative complaint. On January 28, 2013, the Court approved the parties' agreement to extend the deadline for responding to the derivative complaint until after the court rules on the defendants' motion to dismiss the Second Consolidated Amended Complaint in the class action.

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
Segment information:

Three Months Ended January 31,
(In thousands)	2013	2012
CooperVision net sales by category:
Toric lens	$91,634	$81,791
Multifocal lens	27,152	20,763
Single-use sphere lens	65,463	60,445
Non single-use sphere and other eye care products and other	117,130	105,934
Total CooperVision net sales	301,379	268,933
CooperSurgical net sales	78,460	57,127
Total net sales	$379,839	$326,060
Operating income (loss):
CooperVision	$67,068	$56,121
CooperSurgical	14,052	15,650
Headquarters	(12,299)	(10,043)
Total operating income	68,821	61,728
Interest expense	2,567	3,662
Gain on insurance proceeds	14,084	—
Other income, net	638	681
Income before income taxes	$80,976	$58,747

(In thousands)	January 31, 2013	October 31, 2012
Identifiable assets:
CooperVision	$2,270,233	$2,251,476
CooperSurgical	616,739	607,673
Headquarters	82,572	82,235
Total	$2,969,544	$2,941,384

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Three Months Ended January 31,
(In thousands)	2013	2012
Net sales to external customers by country of domicile:
United States	$175,757	$150,130
Europe	108,530	93,751
Rest of world	95,552	82,179
Total	$379,839	$326,060

(In thousands)	January 31, 2013	October 31, 2012
Long-lived assets by country of domicile:
United States	$368,003	$371,314
Europe	261,869	261,269
Rest of world	7,127	7,672
Total	$636,999	$640,255

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

•	Foreign currency exchange rate and interest rate fluctuations including the risk of declines in the value of the yen and the euro that would decrease our revenues and earnings.

•	Acquisition integration delays or costs or the requirement to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period.

•	A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses.

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection or other litigation.

•	Reduced sales, loss of customers, and costs and expenses related to the recall of certain lots of the Avaira® Toric and Avaira Sphere contact lenses.

•	Changes in tax laws or their interpretation and changes in effective tax rates.

•	Limitations on sales following new product introductions due to poor market acceptance.

•	New competitors, product innovations or technologies.

•	The impact of acquisitions or divestitures on revenues, earnings or margins.

•	The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including goodwill.

•	Changes in U.S. and foreign government regulation of the retail optical industry and of the healthcare industry generally.

•	Failures to receive, or delays in receiving, U.S. or foreign regulatory approvals for products.

•	Failure to obtain adequate coverage and reimbursement from third party payors for our products.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal first quarter of 2013 and compare them with the same period of fiscal 2012. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”
First Quarter Highlights
•Net sales of $379.8 million, up 16% from $326.1 million.
•Gross profit $240.5 million, up 14% from $210.5 million.
•Operating income $68.8 million, up 11% from $61.7 million.
•Diluted earnings per share of $1.50, up from $1.12 per share.
•Cash provided by operations $47.6 million, up from $41.6 million.

•	Results include $14.1 million of insurance proceeds related to a business interruption claim and costs related to the acquisition of Origio of $0.6 million.
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by United States debt and uncertainty surrounding employment, housing and credit concerns together with the European debt crisis and related foreign currency volatility, particularly the yen and the euro, impact our current performance and continue to represent a risk to our performance for fiscal year 2013 and beyond.
We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology and phosphorylcholine (PC) Technology™. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision is focused on greater worldwide market penetration as we introduce new products and continue to expand our presence in existing and emerging markets, including through acquisitions.
Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our projected future levels of sales growth and profitability. CooperVision markets monthly and two-week silicone hydrogel spherical and toric lens products under our Biofinity® and Avaira® brands and a multifocal lens under Biofinity. In the second half of fiscal 2012, CooperVision initiated limited marketing of our first silicone hydrogel single-use spherical lens in selected European markets. Competitive silicone hydrogel single-use lens products are gaining market share and represent a risk to our business.
We believe that the global market for single-use contact lenses is expanding and will continue to grow. We forecast increasing demand for our existing and future single-use products. To meet this anticipated demand, in fiscal 2013 and 2014, we plan to implement capital projects to invest in increased single-use manufacturing capacity.
In fiscal 2012, we launched Proclear® 1 Day multifocal. We are also in the process of developing a number of new contact lens products to enhance CooperVision’s worldwide product lines. New products planned for introduction over the next two years include new lens designs including single-use lenses and additional lenses utilizing silicone hydrogel materials.
In the United States market, we are working to build the Avaira brand that was relaunched in May 2012 after being subject to a recall announced in August 2011. We are continuing to roll-out both new and replacement Avaira Toric fitting sets. As of the end of the fiscal first quarter of 2013, all of the fitting sets related to the recall have been replenished

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

in the market. Replacement fitting sets are expensed directly in the fiscal period they are returned to the market as compared to new fitting sets that are capitalized and amortized over the estimated useful life.
The medical device segment of the women's healthcare market is highly fragmented. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring companies and products that complement its business model. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines. CooperSurgical services three categories within the women's healthcare market based on the point of healthcare delivery. Products used in surgical procedures represent 32% of CooperSurgical's revenue and products used by obstetricians and gynecologists (ob/gyns) in their medical offices represent 38%. Products used in fertility clinics now represent 30% of CooperSurgical's revenue up from 7% in the prior year period due to the July 2012 acquisition of Origio, a global in-vitro fertilization medical device company. Origio is dedicated to making fertility treatment safer, more efficient and convenient.
As part of the new health care reform law, a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, became effective January 1, 2013. CooperVision's products are not subject to this new tax because contact lenses are excluded from the tax. However, United States sales of CooperSurgical's products are subject to this new tax which is primarily recorded in selling, general and administrative expense on the Statement of Income.
At January 31, 2013, we had $624.0 million available under the amended Credit Agreement. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends.
Selected Statistical Information – Percentage of Sales and Growth

	Percentage of Sales		Growth
Three Months Ended January 31,	2013	2012	2013 vs 2012 % Change
Net sales	100%	100%	16%
Cost of sales	37%	35%	21%
Gross profit	63%	65%	14%
Selling, general and administrative expense	40%	40%	14%
Research and development expense	4%	4%	20%
Amortization of intangibles	1%	2%	33%
Operating income	18%	19%	11%
Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Our consolidated net sales grew by $53.7 million or 16% in the three months ended January 31, 2013:

Three Months Ended January 31,
($ in millions)	2013	2012	% Change
CooperVision	$301.4	$268.9	12%
CooperSurgical	78.4	57.2	37%
	$379.8	$326.1	16%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

CooperVision net sales growth included increases in single-use spheres up 8%, representing 22% of net sales. Total toric lenses grew 12% and were 30% of net sales, and multifocal lenses grew 31% to 9% of net sales up from 8% in the prior year period. Silicone hydrogel products grew 38% worldwide and represented 40% of net sales up from 32% in the prior year period. Proclear product sales grew 7% as compared to the prior year period and represented 25% of net sales down from 26% in the prior year. Older conventional lens products declined 14% and represented 3% of net sales, down from 4% in the prior year period.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision Net Sales by Geography

Three Months Ended January 31,
($ in millions)	2013	2012	% Change
Americas	$125.0	$106.0	18%
EMEA	101.9	95.4	7%
Asia Pacific	74.5	67.5	10%
	$301.4	$268.9	12%
CooperVision’s worldwide net sales grew 12% in the period-to-period comparison. Americas net sales grew 18%, primarily due to market gains of CooperVision’s silicone hydrogel contact lenses along with single-use sphere and multifocal products. EMEA net sales increased 7% in the period driven by sales of silicone hydrogel lenses and single-use sphere and multifocal products. Net sales to the Asia Pacific region grew 10%, primarily due to sales growth of silicone hydrogel lenses and single-use lenses as sales in the fiscal period were negatively impacted due to the weakening of the Japanese yen compared to the United States dollar.
CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.
CooperSurgical Net Sales
CooperSurgical’s net sales increased 37% in the period-to-period comparison to $78.4 million with net sales growth excluding acquisitions of 1%. Origio net sales of $20.9 million are included in the current year period and our global fertility business now represents 30% of net sales compared to 7% in the prior year period. Sales of products used in surgical procedures grew 9% and now represent 32% of CooperSurgical’s net sales compared to 40% in the prior year period. CooperSurgical’s sales primarily comprise women’s healthcare products used in fertility procedures and by gynecologists and obstetricians in surgical procedures and in the office. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix along with increased average realized prices on disposable products have influenced organic sales growth.
Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales Three Months Ended January 31,
	2013	2012
CooperVision	63%	64%
CooperSurgical	64%	67%
Consolidated	63%	65%
The decrease in CooperVision’s gross margin is largely attributable to product mix and currency. Sales of our lower margin Avaira family of products grew in the current year period as we continued the relaunch of products that compete in the two-week modality market. Gross margin was also impacted by the weakening of the Japanese yen as compared to the United States dollar in the current year period resulting in lower revenue on products sold in Japan. We expect the growth of the Avaira family and the weakening of the yen to provide headwinds for gross margin during the remainder of fiscal 2013. Increased sales of higher margin Biofinity products partially offset the impact of product mix on gross margin in the current year period as did the revised royalty rate on our silicone hydrogel products which was effective January 1, 2013.
The decrease in CooperSurgical’s gross margin is largely attributable to product mix, including increased sales of lower margin equipment as compared to higher margin consumable products, and sales of lower margin Origio fertility products that were not in the prior year period. Sales of higher margin products used in surgical procedures represented 32% of net sales in the current year period compared to 40% in the prior year period as sales of lower margin fertility products now represent 30% of net sales compared to 7% in the prior year period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selling, General and Administrative Expense (SGA)

Three Months Ended January 31, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$108.6	36%	$102.4	38%	6%
CooperSurgical	29.8	38%	19.3	34%	54%
Headquarters	12.3	N/A	10.0	N/A	22%
	$150.7	40%	$131.7	40%	14%
The 6% increase in CooperVision's SGA in absolute dollars in the fiscal 2013 period as compared to the fiscal 2012 period is primarily due to our investment in sales and marketing, including increased headcount, to reach new customers and to promote our silicone hydrogel products as well as costs related to the relaunch of our Avaira family of products.
The 54% increase in CooperSurgical's SGA in absolute dollars as well as the increase as a percentage of net sales in the fiscal 2013 period as compared to the fiscal 2012 period are primarily due to operating expenses related to Origio including approximately $0.6 million of acquisition costs. Along with the acquisition and integration activities related to Origio, CooperSurgical continues to invest in sales activities to promote our products, with emphasis on products used in surgical procedures, and to support anticipated further growth. On January 1, 2013 the new medical device excise tax became effective on sales of CooperSurgical's products in the United States and contributed $0.2 million to SGA growth in the current year period.
Corporate headquarters’ SGA increased 22% in absolute dollars in the fiscal 2013 period primarily due to share-based compensation costs and bonus accruals.
Research and Development Expense

Three Months Ended January 31, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$10.5	3%	$9.6	4%	8%
CooperSurgical	3.2	4%	1.8	3%	80%
	$13.7	4%	$11.4	4%	20%
The increase in CooperVision's research and development expense in absolute dollars in the fiscal 2013 period is primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s research and development activities primarily include programs to develop new single-use lenses and additional lenses utilizing silicone hydrogel materials.
CooperSurgical research and development expense increased in absolute dollars and as a percentage of net sales in the fiscal 2013 period as compared to prior year period primarily due to the addition of Origio's in-vitro fertilization product development and investments in the design and upgrade of surgical procedure devices.
Amortization Expense
The increase of 33% in amortization expense as compared to the prior year period is primarily due to intangible assets from acquisitions including the acquisition of Origio in July 2012.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Income

Three Months Ended January 31, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$67.1	22%	$56.1	21%	20%
CooperSurgical	14.0	18%	15.6	27%	(10)%
Headquarters	(12.3)	N/A	(10.0)	N/A	(22)%
	$68.8	18%	$61.7	19%	11%
The increase in consolidated operating income in the fiscal 2013 period in absolute dollars was primarily due to the increase in gross profit of 14%, partially offset by the increase in operating expenses of 15%. CooperSurgical's operating income in the current year three-month period decreased in absolute dollars and as a percentage of sales due to operating expenses related to the acquisition of Origio, primarily the increases in amortization expense and research and development expenses for in-vitro fertilization product development.
Interest Expense
Interest expense in the fiscal first quarter of 2013 was $2.6 million representing a 30% decrease from the prior year period. The decrease primarily reflects lower average debt in the current period.
Insurance Proceeds
On October 28, 2011, a manufacturing building in the UK experienced an incident in which a pipe broke in our fire suppression system, causing water and fire retardant foam damage to the facility. While this incident did not impact our existing customers, the repairs to the facility and resultant decrease in manufacturing capacity impacted the timing of marketing initiatives to generate additional sales. In January 2013, we resolved our business interruption claim with our insurer for a total of $19.1 million. We received a payment of $5.0 million in our fiscal fourth quarter of 2012. In our fiscal first quarter of 2013, we recorded the remaining $14.1 million of which we received payment of $2.9 million during the fiscal period and payment of the remaining $11.2 million in our subsequent fiscal second quarter.
Share Repurchase
In December 2011, we announced a $150.0 million share repurchase plan and in December 2012 the total authorized repurchase amount was increased to $300.0 million both authorized by the Company’s Board of Directors. During the fiscal first quarter of 2013, the Company repurchased 460 thousand shares of our common stock for $44.4 million at an average purchase price of $96.34. During the fiscal first quarter of 2012, the Company repurchased 663 thousand shares of our common stock for $46.1 million at an average purchase price of $69.60. As of January 31, 2013, the Company had remaining authorization to repurchase about $184.5 million of our common stock. See Note 9 for additional information.
Other Income, Net

Three Months Ended January 31, ($ in millions)
	2013	2012
Foreign exchange gain	$0.5	$0.2
Other, net	0.1	0.5
	$0.6	$0.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Income Taxes
We recorded income tax expense of $6.0 million in the fiscal first quarter of 2013 compared to $4.1 million in the prior year period. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2013 was 7.5%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first quarter of 2012 was 7.0%.

The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates reflecting the shift in the geographic mix of income during recent periods with income earned in foreign jurisdictions increasing as compared to income earned in the United States. As a result, the ratio of domestic income to worldwide income, primarily within CooperVision but augmented by CooperSurgical's July 2012 acquisition of Origio, has decreased over recent fiscal periods. A reduction in the ratio of domestic income to worldwide income effectively lowers the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where the Company operates are significantly lower than the statutory rate in the United States.

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States Federal statutory rate was a benefit of approximately $23.2 million and a foreign effective tax rate of approximately 3.6% in our fiscal first quarter of 2013 compared to $15.6 million and a foreign effective tax rate of approximately 2.0% in our fiscal first quarter of 2012. Please refer to Note 6 for additional information.
Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The compensation expense and related income tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

Three Months Ended January 31,
(In millions)	2013	2012
Selling, general and administrative expense	$8.5	$6.5
Cost of sales	0.5	0.5
Research and development expense	0.4	0.3
Capitalized in inventory	0.5	0.5
Total compensation expense	$9.9	$7.8
Related income tax benefit	$3.0	$2.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
First Quarter Highlights

•	Operating cash flow $47.6 million vs. $41.6 million in the fiscal first quarter of 2012.

•	Expenditures for purchases of property, plant and equipment (PP&E) $29.3 million vs. $20.0 million in the prior year period.

•	Cash payments for acquisitions totaled $3.7 million vs. $0.4 million in the prior year period.
Comparative Statistics

($ in millions)	January 31, 2013	October 31, 2012
Cash and cash equivalents	$14.4	$12.8
Total assets	$2,969.5	$2,941.4
Working capital	$454.7	$395.3
Total debt	$408.0	$373.7
Stockholders’ equity	$2,249.5	$2,213.2
Ratio of debt to equity	0.18:1	0.17:1
Debt as a percentage of total capitalization	15%	14%
Operating cash flow - twelve months ended	$321.2	$315.1
Working Capital
The increase in working capital at January 31, 2013, was primarily due to increases in accounts receivable, inventory, cash and other current assets, including $11.2 million receivable for the insurance claim discussed above, and decreases in accounts payable and other accrued liabilities. This increase was partially offset by a decrease in current deferred tax assets and an increase in short-term debt.
The $5.2 million increase in inventory was primarily due to increased production to support the relaunch of our Avaira family of contact lenses. At January 31, 2013, our inventory months on hand (MOH) were 7.0 representing a decrease from 7.1 at January 31, 2012. The $6.9 million increase in trade accounts receivable was primarily due to timing of collections. Our days sales outstanding (DSO) decreased to 58 days at January 31, 2013, from 59 days in the prior year period.
We have reviewed our needs in the United States for possible repatriation of undistributed earnings or cash of our foreign subsidiaries. The Company presently intends to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.
Operating Cash Flow
Cash flow provided by operating activities continued in the fiscal first quarter of 2013 as Cooper’s major source of liquidity, at $47.6 million compared to $41.6 million in the prior year period. Current period results include $74.9 million of net income and $32.0 million of non-cash items primarily related to depreciation and amortization, $11.2 million related to insurance proceeds receivable for a business interruption claim, $9.4 million related to share-based compensation and $5.0 million related to currency translation. Results also include changes in operating assets and liabilities, which primarily reflect the increases in inventories of $5.2 million and trade accounts receivable of $6.9 million. The $6.1 million increase in cash flow provided by operating activities in the fiscal first quarter of 2013 as compared to the same period of fiscal 2012 is primarily due to the fiscal 2013 increase in net income, including the $2.9 million for insurance proceeds received, offset in part by the increase in cash used for operating capital. Cash used for operating capital in the prior year period included the $10.0 million settlement payment related to the Rembrandt lawsuit.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

For the three months ended January 31, 2013, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $2.4 million for interest.

For the three months ended January 31, 2012, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs and cash payments of $3.7 million for interest and the $10.0 million settlement payment related to the Rembrandt lawsuit.

Investing Cash Flow

Cash used in investing activities of $32.4 million in the fiscal first three months of 2013 was for capital expenditures of $29.3 million, primarily to increase manufacturing capacity, and payments of $3.7 million related to acquisitions, partially offset by the $0.6 million insurance recovery related to facility repairs.

Cash used in investing activities of $18.8 million in the fiscal first three months of 2012 was for capital expenditures of $20.0 million, primarily to increase manufacturing capacity, and payments of $0.4 million related to acquisitions, partially offset by a $1.6 million insurance recovery related to facility repairs.

Financing Cash Flow

The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as share repurchases and share-based compensation awards. Cash used in financing activities of $14.1 million in the fiscal first three months of 2013 was driven by $44.4 million in payments for share repurchases under our share repurchase plan, $3.3 million to purchase Origio shares and other distributions to noncontrolling interests, a $3.6 million payment for contingent consideration and $0.5 million for share-based compensation awards. Cash used in financing activities was partially offset by $37.7 million from net borrowings of debt.

Cash used in financing activities of $20.2 million in the fiscal first three months of 2012 was driven by $46.1 million in payments for share repurchases, a $1.3 million payment for contingent consideration and $2.6 million for share-based compensation awards partially offset by net borrowings of debt of $29.9 million.

At January 31, 2013, we had $624.0 million available under the Credit Agreement, and we are in compliance with our financial covenants including the Interest Coverage Ratio at 43.55 to 1.00 and the Total Leverage Ratio at 0.88 to 1.00. As defined in the Credit Agreement, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement to be at least 3.00 to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to remain below 3.75 to 1.00.

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

Estimates and Critical Accounting Policies
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first three months of 2013, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, for a more complete discussion of our estimates and critical accounting policies.
The Company performed its annual impairment assessment of goodwill during the fiscal third quarter of 2012, and our analysis indicated that we had no impairment of goodwill. As described in Note 4. Intangible Assets in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.
New Accounting Pronouncement

In fiscal 2013, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The Company has elected to present net income and other comprehensive income on two separate but consecutive statements. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated results of operations, financial condition or cash flows.
Trademarks
Aquaform®, Avaira®, Biofinity® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ is a trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement may vary with the Eurodollar rate. We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, and Note 10 in this Quarterly Report on Form 10-Q for the three-month period ended January 31, 2013.
On May 31, 2012, we entered into an amendment to our senior unsecured revolving Credit Agreement. The aggregate commitment was increased to $1.0 billion from $750.0 million. This facility offers additional availability, lower interest rates and extends the maturity date to May 31, 2017, from January 12, 2016. In addition, we have the ability to increase the facility by up to an additional $500.0 million. KeyBank led the refinancing with certain banks that participated in the Credit Agreement retaining or increasing their participation.
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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2013, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of January 31, 2013, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On February 29, 2012, the court ordered the Greenberg and Wallen actions consolidated and appointed Universal-Investment-Gesellschaft mbH as lead plaintiff. On May 4, 2012, the lead plaintiff filed a Consolidated Amended Complaint, which alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the safety of the Avaira® Toric and Avaira Sphere contact lenses, which the Company recalled in 2011. On August 7, 2012, the Court heard argument on defendants' motion to dismiss the Consolidated Amended Complaint. On January 7, 2013, the Court granted defendants' motion to dismiss the Consolidated Amended Complaint, with leave to amend. On February 4, 2013, the lead plaintiff filed a Second Consolidated Amended Complaint, which again alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the 2011 recall of Avaira® contact lenses. The Second Consolidated Amended Complaint seeks unspecified damages on behalf of a purported class of persons who purchased the Company's common stock between August 19, 2011 and November 15, 2011. On March 6, 2013, the defendants moved to dismiss the Second Consolidated Amended Complaint. A hearing on the anticipated motion has not yet been scheduled. Discovery is stayed pending a resolution of the motion to dismiss. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable or remote or to estimate the range of potential loss, if any.
Derivative Litigation
On January 9, 2012, Joseph Operman filed a purported shareholder derivative complaint in the United States District Court for the Northern District of California, Case No. 4:12-cv-00143-YGR, against members of the Company's board of directors. The derivative complaint seeks recovery on behalf of the Company, which is named as a “nominal defendant.” The derivative complaint purports to allege causes of action for breach of fiduciary duties and failure to exercise oversight responsibilities against all defendants and a cause of action for contribution against Mr. Weiss for alleged violations of Section 10(b) of the Securities Exchange Act of 1934. On May 18, 2012, Operman filed an amended derivative complaint. The amended derivative complaint largely repeats the allegations of misrepresentations in the securities class action complaints described above, and includes allegations of false projections of future financial results. The Company and the individual defendants have not yet filed a response to the derivative complaint. On January 28, 2013, the Court approved the parties' agreement to extend the deadline for responding to the derivative complaint until after the court rules on the defendants' motion to dismiss the Second Consolidated Amended Complaint in the class action.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three month period ended January 31, 2013, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
11/1/12 - 11/30/12	—	$—	—	$78,850,000
12/1/12 - 12/31/12	—	$—	—	$228,850,000
1/1/13 - 1/31/13	460,477	$96.34	460,477	$184,500,000
Total	460,477	$96.34	460,477
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The plan originally authorized $150.0 million and was amended in December 2012 to increase the authorization to a total of $300.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At January 31, 2013, approximately $184.5 million remained authorized for repurchase under the 2012 Share Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description

10.1	The Cooper Companies, Inc. 2013 Incentive Payment Plan, dated January 3, 2013, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 3, 2013.

10.2(a)
Amendment No. 1 to the License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 21, 2012.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three months ended January 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2013 and 2012, (iii) Consolidated Condensed Balance Sheets at January 31, 2013 and October 31, 2012, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2013 and 2012 and (v) related notes to consolidated condensed financial statements.

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

The Cooper Companies, Inc.
(Registrant)

Date: March 8, 2013	/s/ Rodney E. Folden
Rodney E. Folden
Vice President and Corporate Controller
(Principal Accounting Officer)

Index of Exhibits

Exhibit No.		Page No

10.1	The Cooper Companies, Inc. 2013 Incentive Payment Plan, dated January 3, 2013, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 3, 2013.

10.2(a)
Amendment No. 1 to the License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 21, 2012.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three months ended January 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2013 and 2012, (iii) Consolidated Condensed Balance Sheets at January 31, 2013 and October 31, 2012, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2013 and 2012 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

(a)
The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.