Form 10-Q
period 2013-04-30
COOPER COMPANIES INC
filed 2013-06-07
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended April 30, 2013

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,656,133 Shares
Class	Outstanding at April 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Periods Ended April 30,
(In thousands, except for earnings per share)
(Unaudited)

	Three Months		Six Months
	2013	2012	2013	2012
Net sales	$384,041	$344,589	$763,880	$670,649
Cost of sales	129,862	123,893	269,203	239,500
Gross profit	254,179	220,696	494,677	431,149
Selling, general and administrative expense	150,693	136,962	301,346	268,710
Research and development expense	14,490	13,031	28,143	24,455
Amortization of intangibles	7,523	5,263	14,895	10,816
Operating income	81,473	65,440	150,293	127,168
Interest expense	2,444	3,071	5,010	6,733
Gain on insurance proceeds	—	—	14,084	—
Other (expense) income, net	(89)	310	549	992
Income before income taxes	78,940	62,679	159,916	121,427
Provision for income taxes	3,473	7,758	9,515	11,883
Net income	$75,467	$54,921	$150,401	$109,544
Less: income attributable to noncontrolling interests	331	—	598	—
Net income attributable to Cooper stockholders	$75,136	$54,921	$149,803	$109,544
Earnings per share attributable to Cooper stockholders - basic	$1.55	$1.15	$3.09	$2.30
Earnings per share attributable to Cooper stockholders - diluted	$1.52	$1.12	$3.02	$2.24
Number of shares used to compute earnings per share:
Basic	48,494	47,708	48,485	47,691
Diluted	49,478	49,007	49,555	48,941
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Periods Ended April 30,
(In thousands)
(Unaudited)

	Three Months		Six Months
	2013	2012	2013	2012
Net income	$75,467	$54,921	$150,401	$109,544
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,783)	8,521	(13,410)	(3,313)
Change in value of derivative instruments, net of tax provision of $156 and $387 for the three and six months ended April 30, 2013, respectively, and $233 and $182 for the corresponding period of fiscal 2012, respectively	244	365	607	284
Change in minimum pension liability, net of tax	7	7	14	15
Unrealized gain on marketable securities, net of tax provision of $13 and $25 for the three and six months ended April 30, 2013, respectively, and $10 and $29 for the corresponding period of fiscal 2012, respectively	25	19	47	56
Other comprehensive (loss) income	(14,507)	8,912	(12,742)	(2,958)
Comprehensive income	60,960	63,833	137,659	106,586
Comprehensive loss attributable to noncontrolling interests	294	—	626	—
Comprehensive income attributable to Cooper stockholders	$61,254	$63,833	$138,285	$106,586
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands, unaudited)

	April 30, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$14,441	$12,840
Trade accounts receivable, net of allowance for doubtful accounts of $5,134 at April 30, 2013 and $4,374 at October 31, 2012	224,489	234,297
Inventories	339,323	320,199
Deferred tax assets	37,364	39,417
Prepaid expense and other current assets	60,171	51,107
Total current assets	675,788	657,860
Property, plant and equipment, at cost	1,092,195	1,060,086
Less: accumulated depreciation and amortization	455,313	419,831
	636,882	640,255
Goodwill	1,381,777	1,370,247
Other intangibles, net	210,623	214,783
Deferred tax assets	13,944	14,434
Other assets	47,718	43,805
	$2,966,732	$2,941,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$28,955	$25,284
Accounts payable	73,779	85,056
Employee compensation and benefits	47,179	59,441
Accrued income taxes	—	3,640
Other current liabilities	79,006	89,131
Total current liabilities	228,919	262,552
Long-term debt	291,549	348,422
Deferred tax liabilities	26,346	30,971
Accrued pension liability and other	83,422	86,281
Total liabilities	630,236	728,226
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 50,071 at April 30, 2013 and 49,447 at October 31, 2012	5,007	4,945
Additional paid-in capital	1,291,779	1,265,202
Accumulated other comprehensive loss	(44,003)	(31,261)
Retained earnings	1,166,972	1,018,618
Treasury stock at cost:1,414 shares at April 30, 2013 and 1,007 shares at October 31, 2012	(105,558)	(64,753)
Total Cooper stockholders' equity	2,314,197	2,192,751
Noncontrolling interests	22,299	20,407
Stockholders’ equity	2,336,496	2,213,158
	$2,966,732	$2,941,384
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$150,401	$109,544
Depreciation and amortization	62,469	52,570
Decrease in operating capital	(73,532)	(59,847)
Other non-cash items	23,188	19,924
Net cash provided by operating activities	162,526	122,191
Cash flows from investing activities:
Purchases of property, plant and equipment	(67,490)	(43,057)
Acquisitions of businesses, net of cash acquired, and other	(8,130)	(647)
Insurance proceeds received	1,254	4,740
Net cash used in investing activities	(74,366)	(38,964)
Cash flows from financing activities:
Proceeds from long-term debt	651,400	576,388
Repayments of long-term debt	(708,201)	(628,750)
Net proceeds from (repayments of) short-term debt	8,550	(8,762)
Repurchase of common stock	(44,363)	(46,143)
Proceeds from issuance of common stock for employee stock plans	7,538	23,857
Excess tax benefit from share-based compensation awards	7,134	5,576
Purchase of Origio shares from noncontrolling interests	(2,641)	—
Dividends on common stock	(1,449)	(1,421)
Distributions to noncontrolling interests	(694)	—
Payment of contingent consideration	(3,600)	(1,314)
Net cash used in financing activities	(86,326)	(80,569)
Effect of exchange rate changes on cash and cash equivalents	(233)	(88)
Net increase in cash and cash equivalents	1,601	2,570
Cash and cash equivalents - beginning of period	12,840	5,175
Cash and cash equivalents - end of period	$14,441	$7,745
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
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at April 30, 2013 and October 31, 2012, the consolidated results of its operations for the three and six months ended April 30, 2013 and 2012 and its consolidated condensed cash flows for the six months ended April 30, 2013 and 2012. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and insurance proceeds are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
During interim periods, we follow the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. Please refer to this when reviewing this Quarterly Report on Form 10-Q.
On October 28, 2011, a manufacturing building in the UK experienced an incident in which a pipe broke in our fire suppression system, causing water and fire retardant foam damage to the facility. While this incident did not impact our existing customers, the repairs to the facility and resultant decrease in manufacturing capacity impacted the timing of marketing initiatives to generate additional sales. In January 2013, we resolved our business interruption claim with our insurer for a total of $19.1 million. We received a payment of $5.0 million in our fiscal fourth quarter of 2012. In our fiscal first quarter of 2013, we recorded the remaining $14.1 million in our Consolidated Statement of Income of which we received payment of $2.9 million during the fiscal first quarter and payment of the remaining $11.2 million in the fiscal second quarter.
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first half of 2013, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, for a more complete discussion of our estimates and critical accounting policies.
New Accounting Pronouncement

In fiscal 2013, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. The Company has elected to present net income and other comprehensive income on two separate but consecutive statements. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated results of operations, financial condition or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to present, either on the face of the statement where net income is presented or as a separate disclosure in the notes, the effect on the respective line items of net income for items required to be reclassified out of accumulated other comprehensive income to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in its entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. The Company does not anticipate that the adoption of this amendment, which is effective for the Company for the fiscal year beginning on November 1, 2013, will have a material impact on our consolidated financial statements.

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

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. During the fiscal second quarter of 2013, we received the remaining information necessary to complete the fair value measurements of assets acquired and liabilities assumed for fixed assets, income taxes and commitments and contingencies resulting in a net increase to goodwill of $12.4 million. While we closed the acquisition of shares on July 11, 2012, we accounted for the acquisition as of July 1, 2012, and have included the operating results of Origio in our CooperSurgical business segment from that date. The impact of Origio's results of operations for the period July 1, 2012 through July 10, 2012 on our CooperSurgical business segment results of operations was de minimis. Similarly, we have determined that any difference in the fair value of assets acquired and liabilities assumed with respect to Origio between July 1, 2012 and July 11, 2012 was de minimis.
We allocated the fair value of the purchase price as follows: $8.5 million for working capital, including $3.8 million of cash, $22.4 million for property, plant and equipment, $1.9 million for net other liabilities, $25.6 million for net deferred tax liabilities, $22.1 million for noncontrolling interests and $45.4 million of debt. We repaid substantially all of the acquired debt concurrent with the acquisition with available funds. Additionally, the allocation of the purchase price includes amortizable intangible assets of $107.7 million and goodwill of $103.7 million. The intangible assets include $82.1 million for customer relationships (shelf space and market share) with an estimated useful life of 15 years; $17.4 million for technology with an estimated useful life of 10 years; and $8.2 million for

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

trade names with estimated useful lives of 17 years. We incurred $4.9 million of acquisition costs that were expensed in operations in fiscal 2012.
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
The pro forma results of operations have not been presented because the effects of the business combination described above were not material to our consolidated results of operations.

Note 3. Inventories

(In thousands)	April 30, 2013	October 31, 2012
Raw materials	$77,381	$75,500
Work-in-process	14,268	10,142
Finished goods	247,674	234,557
	$339,323	$320,199
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 4. Intangible Assets
Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2011	$1,046,587	$229,980	$1,276,567
Net additions during the year ended October 31, 2012	260	95,348	95,608
Translation	(2,793)	865	(1,928)
Balance as of October 31, 2012	1,044,054	326,193	1,370,247
Net additions during the six-month period ended April 30, 2013	2,961	10,992	13,953
Translation	(3,014)	591	(2,423)
Balance as of April 30, 2013	$1,044,001	$337,776	$1,381,777

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

Other Intangible Assets

	As of April 30, 2013		As of October 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$12,363	$2,018	$11,254	$1,632
Technology	133,095	78,972	128,398	72,397
Shelf space and market share	198,710	67,732	192,566	59,269
License and distribution rights and other	23,782	8,605	23,782	7,919
	367,950	$157,327	356,000	$141,217
Less accumulated amortization and translation	157,327		141,217
Other intangible assets, net	$210,623		$214,783
We estimate that amortization expense for our existing other intangible assets, including the intangible assets acquired from Origio, will be $30.2 million in fiscal 2013, $28.1 million in fiscal 2014, $21.6 million in fiscal 2015, $20.0 million in fiscal 2016 and $19.6 million in fiscal 2017.

Note 5. Debt

(In thousands)	April 30, 2013	October 31, 2012
Short-term:
Overdraft and other credit facilities	$28,955	$25,284

Long-term:
Credit agreement	$289,800	$346,100
Other	1,749	2,322
	$291,549	$348,422
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
The Credit Agreement is not secured by any of Cooper's, or any of its subsidiaries’, assets. All obligations under the Credit Agreement will be guaranteed by each of our existing and future direct and indirect material domestic subsidiaries.
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
At April 30, 2013, we were in compliance with the Interest Coverage Ratio at 48.54 to 1.00 and the Total Leverage Ratio at 0.66 to 1.00.
At April 30, 2013, we had $710.0 million available under the Credit Agreement.
In our fiscal third quarter of 2012, we recorded a $1.4 million loss for debt issuance costs as a result of amending the Credit Agreement. The remaining $6.0 million of existing debt issuance costs and the approximately $1.3 million of costs incurred to amend the Credit Agreement are carried in other assets and amortized to interest expense over the life of the Credit Agreement.

Note 6. Income Taxes
Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2013 was 5.9%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first half of 2012 was 9.8%. The ETR is below the United States statutory rate as a majority of our taxable income is earned in foreign jurisdictions with lower tax rates.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2012, Cooper had total gross unrecognized tax benefits of $28.1 million. If recognized, $29.5 million of unrecognized tax benefits would impact our ETR. For the six-month period ended April 30, 2013, there were no material changes to the total amount of unrecognized tax benefits.
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
As of April 30, 2013, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2009 through 2012. Cooper remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2008 through 2012.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 7. Earnings Per Share

Periods Ended April 30,	Three Months		Six Months
(In thousands, except per share amounts)	2013	2012	2013	2012
Net income attributable to Cooper stockholders	$75,136	$54,921	$149,803	$109,544
Basic:
Weighted average common shares	48,494	47,708	48,485	47,691
Basic earnings per common share attributable to Cooper stockholders	$1.55	$1.15	$3.09	$2.30
Diluted:
Weighted average common shares	48,494	47,708	48,485	47,691
Effect of potential dilutive common shares	984	1,299	1,070	1,250
Diluted weighted average common shares	49,478	49,007	49,555	48,941
Diluted earnings per common share attributable to Cooper stockholders	$1.52	$1.12	$3.02	$2.24
The following table sets forth stock options to purchase Cooper’s common stock that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2013	2012	2013	2012
Numbers of stock option shares excluded	—	10	4	99
Range of exercise prices	$—	$80.51	$102.08	$73.40-$80.51

Note 8. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The compensation expense and related income tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Selling, general and administrative expense	$5.5	$4.2	$14.0	$10.7
Cost of sales	0.5	0.2	1.0	0.7
Research and development expense	0.3	0.3	0.7	0.6
Capitalized in inventory	0.5	0.2	1.0	0.7
Total share-based compensation expense	$6.8	$4.9	$16.7	$12.7
Related income tax benefit	$1.9	$1.5	$4.9	$4.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 9. Stockholders’ Equity
Share Repurchases
On December 15, 2011, we announced that the Company’s Board of Directors authorized the 2012 Share Repurchase Program to repurchase up to $150.0 million of the Company’s common stock. This program was amended in December 2012 to increase the total authorization to $300.0 million and to change the expiration date to indefinite. This plan may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. Approximately $184.5 million remains authorized for repurchase under the program. The Company did not repurchase shares during the three-month periods ended April 30, 2013, April 30, 2012 and October 31, 2012. For the three months ended January 31, 2013, the Company repurchased 460 thousand shares of the Company’s common stock for $44.4 million at an average purchase price of $96.34 per share. During the three months ended July 31, 2012, the Company repurchased 321 thousand shares of the Company's common stock for $25.0 million, at an average purchase price of $77.89 per share. During the three months ended January 31, 2012, the Company repurchased 663 thousand shares for $46.1 million, at an average purchase price of $69.60 per share.
Dividends
We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 7, 2013, to stockholders of record on January 25, 2013.

Note 10. Fair Value Measurements
As of April 30, 2013 and October 31, 2012, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
The Company has derivative assets and liabilities that include interest rate swaps, cross currency swaps and foreign currency forward contracts. The impact of the counterparty’s creditworthiness when in an asset position and Cooper’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments. Both the counterparty and Cooper are expected to continue to perform under the contractual terms of the instruments.
We may use interest rate swaps to maintain our desired mix of fixed-rate and variable-rate debt. The swaps exchange fixed and variable rate payments without exchanging the notional principal amount of the debt. We have elected to use the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets, specifically Eurodollar futures contracts up to three years, and inputs other than

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

quoted prices that are observable for the asset or liability - specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements.
We may use foreign exchange forward contracts to minimize, to the extent reasonable and practical, our exposure to the impact of foreign currency fluctuations. We have elected to use the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability - specifically LIBOR cash rates, credit risk at commonly quoted intervals, foreign exchange spot rates and forward points. Mid-market pricing is used as a practical expedient for fair value measurements.
The following table sets forth Cooper’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first half of 2013, within the fair value hierarchy at April 30, 2013, and fiscal year 2012, within the fair value hierarchy at October 31, 2012:

(In millions)	April 30, 2013	October 31, 2012
Assets:
Foreign exchange contracts	$1.0	$0.2
Liabilities:
Interest rate swaps	$2.9	$3.9
Foreign exchange contracts	0.9	0.2
	$3.8	$4.1
We recorded contingent consideration representing the estimated fair value of the additional variable cash consideration payable related to an acquisition in our fiscal first quarter of 2013. We recorded the fair value of the acquisition-related contingent consideration as liabilities on the acquisition date using the discounted cash flow approach. Cooper uses unobservable Level 3 inputs including a forecast of new customer accounts and discount rates to fair value the liabilities. Significant increases or decreases in these unobservable inputs in isolation would result in a significantly lower or higher fair value measurement. At April 30, 2013, the fair value of the contingent consideration payable totaled $2.6 million.

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
Cooper’s results of operations for the three and six months ended April 30, 2013 and 2012 reflect the following components of net periodic pension costs:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2013	2012	2013	2012
Service cost	$1,846	$1,234	$3,692	$2,468
Interest cost	822	764	1,643	1,527
Expected returns on assets	(961)	(856)	(1,922)	(1,712)
Amortization of prior service cost	6	6	12	12
Amortization of transition obligation	—	5	—	10
Recognized net actuarial loss	546	281	1,093	563
Net periodic pension cost	$2,259	$1,434	$4,518	$2,868

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Cooper contributed $3.0 million and $3.4 million to the pension plan for the three and six months ended April 30, 2013, respectively, and expects to contribute an additional $2.8 million in fiscal 2013. We contributed $1.2 million and $2.2 million to the pension plan for the three and six months ended April 30, 2012. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

Note 12. Contingencies
Legal Proceedings
Securities Litigation
On November 28, 2011, Harold Greenberg filed a complaint in the United States District Court for the Northern District of California, Case No. 4:11-cv-05697-YGR, against the following defendants: the Company; Robert S. Weiss, its President, Chief Executive Officer and a director; Eugene J. Midlock, its former Senior Vice President and Chief Financial Officer; and Albert G. White, III, its Vice President and Chief Strategy Officer. On December 12, 2011, a second individual, Ross Wallen, filed a related complaint against the same defendants in the Northern District of California, Case No. 4:11-cv-06214-YGR. The Wallen complaint largely repeats the allegations in the Greenberg complaint. Greenberg and Wallen each sought to represent a class of persons who purchased the Company's common stock between March 4, 2011 and November 15, 2011.
On February 29, 2012, the court ordered the Greenberg and Wallen actions consolidated and appointed Universal-Investment-Gesellschaft mbH as lead plaintiff. On May 4, 2012, the lead plaintiff filed a Consolidated Amended Complaint, which alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the safety of the Avaira® Toric and Avaira Sphere contact lenses, which the Company recalled in 2011. On August 7, 2012, the Court heard argument on defendants' motion to dismiss the Consolidated Amended Complaint. On January 7, 2013, the Court granted defendants' motion to dismiss the Consolidated Amended Complaint, with leave to amend. On February 4, 2013, the lead plaintiff filed a Second Consolidated Amended Complaint, which again alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the 2011 recall of Avaira contact lenses. The Second Consolidated Amended Complaint seeks unspecified damages on behalf of a purported class of persons who purchased the Company's common stock between August 19, 2011 and November 15, 2011. On March 6, 2013, the defendants moved to dismiss the Second Consolidated Amended Complaint. On April 16, 2013 the Court heard argument on defendants' motion to dismiss the Second Consolidated Amended Complaint. On May 31, 2013, the Court granted defendants' motion to dismiss the Second Consolidated Amended Complaint without leave to amend. The lead plaintiff has 30 days following entry of the judgment in which to file a notice of appeal. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable or remote or to estimate the range of potential loss, if any.
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
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2013	2012	2013	2012
CooperVision net sales by category:
Toric lens	$96,728	$89,374	$188,362	$171,165
Multifocal lens	29,654	22,280	56,805	43,042
Single-use sphere lens	63,746	62,616	129,209	123,062
Non single-use sphere and other eye care products and other	119,220	113,737	236,351	219,671
Total CooperVision net sales	309,348	288,007	610,727	556,940
CooperSurgical net sales	74,693	56,582	153,153	113,709
Total net sales	$384,041	$344,589	$763,880	$670,649
Operating income (loss):
CooperVision	$79,299	$57,787	$146,368	$113,908
CooperSurgical	12,431	16,534	26,480	32,185
Headquarters	(10,257)	(8,881)	(22,555)	(18,925)
Total operating income	81,473	65,440	150,293	127,168
Interest expense	2,444	3,071	5,010	6,733
Gain on insurance proceeds	—	—	14,084	—
Other (expense) income, net	(89)	310	549	992
Income before income taxes	$78,940	$62,679	$159,916	$121,427

(In thousands)	April 30, 2013	October 31, 2012
Identifiable assets:
CooperVision	$2,266,643	$2,251,476
CooperSurgical	633,832	607,673
Headquarters	66,257	82,235
Total	$2,966,732	$2,941,384

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2013	2012	2013	2012
Net sales to external customers by country of domicile:
United States	$180,314	$164,668	$356,071	$314,798
Europe	112,932	96,162	221,462	189,913
Rest of world	90,795	83,759	186,347	165,938
Total	$384,041	$344,589	$763,880	$670,649

(In thousands)	April 30, 2013	October 31, 2012
Long-lived assets by country of domicile:
United States	$380,628	$371,314
Europe	249,286	261,269
Rest of world	6,968	7,672
Total	$636,882	$640,255

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal second quarter of 2013 ended April 30, 2013, and the six months then ended and compare them with the same periods of fiscal 2012. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity”.
Second Quarter Highlights
•Net sales of $384.0 million, up 11% from $344.6 million.
•Gross profit $254.2 million, up 15% from $220.7 million.
•Operating income $81.5 million, up 25% from $65.4 million.
•Diluted earnings per share of $1.52, up from $1.12 per share.
•Cash provided by operations $114.9 million, up from $80.6 million.
Six-Month Highlights

•	Net sales of $763.9 million, up 14% from $670.6 million.

•	Gross profit $494.7 million, up 15% from $431.1 million.

•	Operating income $150.3 million, up 18% from $127.2 million.

•	Diluted earnings per share of $3.02, up from $2.24 per share.

•	Cash provided by operations $162.5 million, up from $122.2 million.

•
Results in our fiscal first quarter include $14.1 million of insurance proceeds related to a business interruption claim and costs related to the acquisition of Origio of $0.6 million. This resulted in a $0.9 million income tax benefit in the fiscal second quarter.

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
We believe that the global market for single-use contact lenses is expanding and will continue to grow. We forecast increasing demand for our existing and future single-use products. To meet this anticipated demand, in fiscal 2013

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

and 2014, we plan to implement capital projects to invest in increased single-use manufacturing capacity. We recently launched MyDayTM, our branded single-use spherical silicone hydrogel lens, in selected European markets, and in fiscal 2012 we launched Proclear® 1 Day multifocal. Competitive silicone hydrogel single-use lens products are gaining market share and represent a risk to our business.
We are also in the process of developing a number of new contact lens products to enhance CooperVision’s worldwide product lines. New products planned for introduction over the next two years include new lens designs including single-use lenses and additional lenses utilizing silicone hydrogel materials.
In May 2013, CooperVision reached an agreement to sell Aime, its rigid gas permeable contact lens and solutions business in Japan, to Nippon Contact Lens Inc. The decision to divest Aime is consistent with CooperVision’s strategy to focus on its core soft contact lens business. Additionally, Aime has declining revenue and lower than average company margins. The business was obtained in 2010 as part of a very successful acquisition which included obtaining the rights to sell Biofinity in Japan. The potential divestiture is subject to numerous conditions to closing and is expected to close during Cooper’s fiscal fourth quarter of 2013. Cooper expects the related charge to negatively impact its fiscal 2013 GAAP earnings per share by $0.25-$0.35. Post divestiture, Cooper expects the transaction to be neutral to earnings per share. Aime revenues for fiscal 2012 and the first quarter of fiscal 2013 were $32.9 million and $7.2 million, respectively.
The medical device segment of the women's healthcare market is highly fragmented. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring companies and products that complement its business model. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines. CooperSurgical product sales are categorized based on the point of healthcare delivery including products used in surgical procedures, representing 29% of CooperSurgical's revenue, and products used in medical office procedures by obstetricians and gynecologists (ob/gyns) representing 38%. CooperSurgical's remaining sales represent products used in fertility clinics that now represent 33% of CooperSurgical's revenue up from 7% in the prior year period due to the July 2012 acquisition of Origio, a global in-vitro fertilization medical device company.
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
At April 30, 2013, we had $710.0 million available under the amended Credit Agreement. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends.
Selected Statistical Information – Percentage of Sales and Growth

	Three Months			Six Months
	Percentage of Sales		2013 vs 2012 % Change	Percentage of Sales		2013 vs 2012 % Change
Periods Ended April 30,	2013	2012		2013	2012
Net sales	100%	100%	11%	100%	100%	14%
Cost of sales	34%	36%	5%	35%	36%	12%
Gross profit	66%	64%	15%	65%	64%	15%
Selling, general and administrative expense	39%	40%	10%	39%	40%	12%
Research and development expense	4%	4%	11%	4%	4%	15%
Amortization of intangibles	2%	1%	43%	2%	1%	38%
Operating income	21%	19%	25%	20%	19%	18%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.
Our consolidated net sales grew by $39.5 million or 11% and $93.2 million or 14% in the three and six months ended April 30, 2013, respectively:

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2013	2012	% Change	2013	2012	% Change
CooperVision	$309.3	$288.0	7%	$610.7	$556.9	10%
CooperSurgical	74.7	56.6	32%	153.2	113.7	35%
	$384.0	$344.6	11%	$763.9	$670.6	14%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

CooperVision net sales growth included increases in single-use spheres up 2%, representing 21% of net sales. Total toric lenses grew 8% and were 31% of net sales, and multifocal lenses grew 33% to 10% of net sales up from 8% in the prior year period. Silicone hydrogel products grew 29% worldwide and represented 43% of net sales up from 36% in the prior year period. Proclear product sales grew 8% as compared to the prior year period and represented 25% of net sales, the same as in the prior year period. Older conventional lens products declined 13% and represented 3% of net sales, down from 4% in the prior year period.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision Net Sales by Geography

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2013	2012	% Change	2013	2012	% Change
Americas	$136.5	$122.0	12%	$261.5	$228.0	15%
EMEA	104.8	98.0	7%	206.8	193.4	7%
Asia Pacific	68.0	68.0	—%	142.4	135.5	5%
	$309.3	$288.0	7%	$610.7	$556.9	10%
CooperVision’s worldwide net sales grew 7% in the three-month period and grew 10% in the six-month period. Americas net sales grew 12% and 15% in the three- and six-month periods, respectively, primarily due to market gains of CooperVision’s silicone hydrogel contact lenses along with single-use sphere and multifocal products. EMEA net sales increased 7% in both the three- and six-month periods driven by sales of silicone hydrogel lenses and single-use sphere and multifocal products. Net sales to the Asia Pacific region were flat in the three-month period and grew 5% in the six-month period primarily due to sales growth of silicone hydrogel lenses and single-use lenses. Sales in both fiscal periods were negatively impacted due to the weakening of the Japanese yen compared to the United States dollar.
CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.
CooperSurgical Net Sales
CooperSurgical’s net sales increased 32% in the period-to-period comparison to $74.7 million with net sales excluding acquisitions declining 4%. Origio net sales of $20.5 million are included in the current year period and sales of products used in fertility clinics now represents 33% of net sales compared to 7% in the prior year period. Sales of products used in surgical procedures declined 3% and now represent 29% of CooperSurgical’s net sales compared to 39% in the prior year period. CooperSurgical’s sales primarily comprise women’s healthcare products used in fertility procedures and by gynecologists and obstetricians in surgical procedures and in the medical office. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market.
Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Six Months
Periods Ended April 30,	2013	2012	2013	2012
CooperVision	67%	63%	65%	64%
CooperSurgical	65%	68%	64%	68%
Consolidated	66%	64%	65%	64%
The increase in CooperVision’s gross margin is largely attributable to product mix, manufacturing efficiencies and the lower royalty payments on our silicone hydrogel products beginning on January 1, 2013. Sales of higher margin Biofinity products increased as compared to the prior year period. Sales of our lower margin Avaira family of products also grew in the current year period as we continued the relaunch of these products that compete in the two-week modality market. Gross margin was also impacted by the weakening of the Japanese yen as compared to the United States dollar in the current year periods resulting in lower revenue on products sold in Japan.
The decrease in CooperSurgical’s gross margin is largely attributable to product mix and sales of lower margin fertility products that were not in the prior year period. Sales of higher margin products used in surgical procedures represented 29% of net sales in the current year period compared to 39% in the prior year period as sales of lower margin fertility products now represent 33% of net sales compared to 7% in the prior year period. CooperSurgical's

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

gross margin increased from 64% in our fiscal first quarter of 2013 and with the integration of Origio, we expect gross margin to remain in the current range for the remainder of fiscal 2013.
Selling, General and Administrative Expense (SGA)

Three Months Ended April 30, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$111.0	36%	$109.6	38%	1%
CooperSurgical	29.5	39%	18.5	33%	59%
Headquarters	10.2	N/A	8.9	N/A	15%
	$150.7	39%	$137.0	40%	10%
Six Months Ended April 30, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$219.7	36%	$212.0	38%	4%
CooperSurgical	59.0	39%	37.8	33%	56%
Headquarters	22.6	N/A	18.9	N/A	19%
	$301.3	39%	$268.7	40%	12%
The 1% increase in CooperVision's SGA in absolute dollars in the fiscal 2013 period as compared to the fiscal 2012 period is primarily due to our investment in sales and marketing, including increased headcount, to reach new customers and to promote our silicone hydrogel products as well as costs related to the relaunch of our Avaira family of products. The increase in SGA is partially offset by reduced legal costs in the current year period as compared to the prior year.
The increases of 59% and 56% in the three- and six-month periods for CooperSurgical's SGA in absolute dollars as well as the increase as a percentage of net sales as compared to the prior year periods are primarily due to operating expenses related to Origio including approximately $0.6 million of acquisition costs in the year-to-date period. Along with the acquisition and integration activities related to Origio, CooperSurgical continues to invest in sales activities to promote our products, with emphasis on products used in surgical procedures, and to reach new customers. On January 1, 2013, the new medical device excise tax became effective on sales of CooperSurgical's products in the United States and added $0.7 million and $0.9 million to SGA expense in the three- and six-months periods, respectively.
Corporate headquarters’ SGA increased in the fiscal 2013 periods in absolute dollars primarily due to share-based compensation costs, bonus accruals and consultant costs.
Research and Development Expense

Three Months Ended April 30, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$11.4	4%	$11.0	4%	4%
CooperSurgical	3.1	4%	2.0	4%	52%
	$14.5	4%	$13.0	4%	11%
Six Months Ended April 30, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$21.9	4%	$20.7	4%	6%
CooperSurgical	6.2	4%	3.8	3%	65%
	$28.1	4%	$24.5	4%	15%
The increase in CooperVision's research and development expense in absolute dollars in the fiscal 2013 periods is primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s research and development activities primarily include programs to develop new single-use lenses and additional lenses utilizing silicone hydrogel materials.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperSurgical research and development expense increased in absolute dollars in both of the fiscal 2013 periods and as a percentage of net sales in the six-month period as compared to prior year periods primarily due to the addition of Origio's in-vitro fertilization product development and investments in the design and upgrade of surgical procedure devices.
Amortization Expense
Consolidated amortization expense increased 43% to $7.5 million in the three-month period and 38% to $14.9 million in the six-month period as compared to the prior year periods primarily due to intangible assets from acquisitions including the acquisition of Origio in July 2012.
Operating Income

Three Months Ended April 30, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$79.3	26%	$57.8	20%	37%
CooperSurgical	12.4	17%	16.5	29%	(25)%
Headquarters	(10.2)	N/A	(8.9)	N/A	(15)%
	$81.5	21%	$65.4	19%	25%
Six Months Ended April 30, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$146.4	24%	$113.9	20%	28%
CooperSurgical	26.5	17%	32.2	28%	(18)%
Headquarters	(22.6)	N/A	(18.9)	N/A	(19)%
	$150.3	20%	$127.2	19%	18%
The increase in consolidated operating income in the fiscal 2013 periods in absolute dollars and as a percentage of sales was primarily due to the increases in gross profit of 15% for both the three- and six-month periods, partially offset by the increase in operating expenses of 11% and 13% in the same periods, respectively. CooperSurgical's operating income in the current year periods decreased in absolute dollars and as a percentage of sales due to operating expenses related to the acquisition of Origio, primarily the increases in amortization expense and research and development expense for in-vitro fertilization product development.
Interest Expense
Interest expense in the fiscal second quarter of 2013 was $2.4 million representing a 20% decrease from the prior year period. Interest expense for the first six months of fiscal 2013 was $5.0 million representing a decrease of 26% from the first six months of fiscal 2012. These decreases primarily reflect lower average debt in the current year periods.
Insurance Proceeds
On October 28, 2011, a manufacturing building in the UK experienced an incident in which a pipe broke in our fire suppression system, causing water and fire retardant foam damage to the facility. While this incident did not impact our existing customers, the repairs to the facility and resultant decrease in manufacturing capacity impacted the timing of marketing initiatives to generate additional sales. In January 2013, we resolved our business interruption claim with our insurer for a total of $19.1 million. We received a payment of $5.0 million in our fiscal fourth quarter of 2012. In our fiscal first quarter of 2013, we recorded the remaining $14.1 million of which we received payment of $2.9 million during the fiscal first quarter and payment of the remaining $11.2 million in the fiscal second quarter.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Share Repurchase
In December 2011, we announced a $150.0 million share repurchase plan and in December 2012 the total authorized repurchase amount was increased to $300.0 million, both authorized by the Company’s Board of Directors. The Company did not repurchase any shares during the fiscal second quarters of 2013 and 2012. During the fiscal first quarter of 2013, the Company repurchased 460 thousand shares of our common stock for $44.4 million at an average purchase price of $96.34. During the fiscal first quarter of 2012, the Company repurchased 663 thousand shares of our common stock for $46.1 million at an average purchase price of $69.60. As of April 30, 2013, the Company had remaining authorization to repurchase about $184.5 million of our common stock. See Note 9 for additional information.
Other Income, Net

Periods Ended April 30, ($ in millions)	Three Months		Six Months
	2013	2012	2013	2012
Foreign exchange (loss) gain	$(0.7)	$0.1	$(0.1)	$0.3
Other, net	0.6	0.2	0.6	0.7
	$(0.1)	$0.3	$0.5	$1.0
Provision for Income Taxes
We recorded income tax expense of $9.5 million in the fiscal first half of 2013 compared to $11.9 million in the prior year period. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2013 was 5.9%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first half of 2012 was 9.8%.

The ETR is below the United States statutory rate as a majority of our taxable income is earned in foreign jurisdictions with lower tax rates reflecting the shift in the geographic mix of taxable income during recent periods as taxable income earned in foreign jurisdictions increased as compared to taxable income earned in the United States. As a result, the ratio of domestic taxable income to worldwide taxable income, primarily within CooperVision but augmented by CooperSurgical's July 2012 acquisition of Origio, has decreased over recent fiscal periods. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where the Company operates are significantly lower than the statutory rate in the United States.

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States Federal statutory rate was a benefit of approximately $46.3 million and a foreign effective tax rate of approximately 1.5% in our fiscal first half of 2013 compared to $31.7 million and a foreign effective tax rate of approximately 3.8% in our fiscal first half of 2012. Please refer to Note 6 for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The compensation expense and related income tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Selling, general and administrative expense	$5.5	$4.2	$14.0	$10.7
Cost of sales	0.5	0.2	1.0	0.7
Research and development expense	0.3	0.3	0.7	0.6
Capitalized in inventory	0.5	0.2	1.0	0.7
Total share-based compensation expense	$6.8	$4.9	$16.7	$12.7
Related income tax benefit	$1.9	$1.5	$4.9	$4.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Second Quarter Highlights

•	Operating cash flow $114.9 million vs. $80.6 million in the fiscal second quarter of 2012.

•	Expenditures for purchases of property, plant and equipment (PP&E) $38.2 million vs. $23.1 million in the prior year period.

•	Cash payments for acquisitions totaled $4.4 million vs. $0.2 million in the prior year period.
Six-Month Highlights

•	Operating cash flow of $162.5 million vs. $122.2 million in the fiscal first half of 2012.

•	Expenditures for purchases of property, plant and equipment (PP&E) $67.5 million vs $43.1 million in the prior year period.

•	Cash payments for acquisitions totaled $8.1 million vs. $0.6 million in the prior year period.
Comparative Statistics

($ in millions)	April 30, 2013	October 31, 2012
Cash and cash equivalents	$14.4	$12.8
Total assets	$2,966.7	$2,941.4
Working capital	$446.9	$395.3
Total debt	$320.5	$373.7
Stockholders’ equity	$2,336.5	$2,213.2
Ratio of debt to equity	0.14:1	0.17:1
Debt as a percentage of total capitalization	12%	14%
Operating cash flow - twelve months ended	$355.5	$315.1
Working Capital
The increase in working capital at April 30, 2013, was primarily due to increases in inventory, cash and other current assets and decreases in accounts payable and other accrued liabilities. This increase was partially offset by decreases in accounts receivable and current deferred tax assets and an increase in short-term debt.
The $19.1 million increase in inventory was primarily due to increased production of single-use silicone contact lenses and to support the relaunch of our Avaira family of contact lenses. At April 30, 2013, our inventory months on hand (MOH) increased to 7.8 from 6.9 at April 30, 2012, due to the increase in inventory and the reduction of the royalty, recognized in cost of sales, for CooperVision's silicone hydrogel contact lenses. The $9.8 million decrease in trade accounts receivable was primarily due to timing of collections. Our days sales outstanding (DSO) increased to 54 days at April 30, 2013, from 53 days in the prior year period.
We have reviewed our needs in the United States for possible repatriation of undistributed earnings or cash of our foreign subsidiaries. Cooper presently intends to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.
Operating Cash Flow
Cash flow provided by operating activities in the fiscal first half of 2013 continued to be Cooper’s major source of liquidity, at $162.5 million compared to $122.2 million in the prior year period. Current period results include $150.4 million of net income and $64.4 million of non-cash items primarily related to depreciation and amortization,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

$15.7 million related to share-based compensation and $10.1 million related to currency translation. Results also include changes in operating assets and liabilities, which primarily reflect the increase in inventories of $17.9 million and decrease in trade accounts receivable of $10.3 million. The $40.3 million increase in cash flow provided by operating activities in the fiscal first half of 2013 as compared to the same period of fiscal 2012 is primarily due to the fiscal 2013 increase in net income, including the $14.1 million for insurance proceeds received, offset in part by the increase in cash used for operating capital. Cash used for operating capital in the prior year period included the $10.0 million settlement payment related to the Rembrandt lawsuit.

For the six months ended April 30, 2013, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products and the $14.1 million for insurance proceeds received. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $3.3 million for interest.

For the six months ended April 30, 2012, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $7.1 million for interest and the $10.0 million settlement payment related to the Rembrandt lawsuit.

Investing Cash Flow

Cash used in investing activities of $74.4 million in the fiscal first half of 2013 was for capital expenditures of $67.5 million, primarily to increase manufacturing capacity, and payments of $8.1 million related to acquisitions, partially offset by the $1.2 million insurance recovery related to facility repairs.

Cash used in investing activities of $39.0 million in the fiscal first half of 2012 was for capital expenditures of $43.1 million, primarily to increase manufacturing capacity, and payments of $0.6 million related to acquisitions, partially offset by a $4.7 million insurance recovery related to facility repairs.

Financing Cash Flow

The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as share repurchases and share-based compensation awards. Cash used in financing activities of $86.3 million in the fiscal first half of 2013 was driven by $48.3 million for net repayment of debt, $44.4 million in payments for share repurchases under our share repurchase plan, $3.3 million to purchase Origio shares and other distributions to noncontrolling interests, a $3.6 million payment for contingent consideration and $1.4 million for dividends. Cash used in financing activities was partially offset by $14.7 million from the exercise of share-based compensation awards.

Cash used in financing activities of $80.6 million in the fiscal first half of 2012 was driven by $46.1 million in payments for share repurchases in our fiscal first quarter of 2012, net payments of debt of $61.1 million, dividends paid on our common stock of $1.4 million and a $1.3 million payment for contingent consideration partially offset by $29.4 million from the exercise of share-based compensation awards.

At April 30, 2013, we had $710.0 million available under the Credit Agreement, and we are in compliance with our financial covenants including the Interest Coverage Ratio at 48.54 to 1.00 and the Total Leverage Ratio at 0.66 to 1.00. As defined in the Credit Agreement, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement to be at least 3.00 to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to remain below 3.75 to 1.00.

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

Estimates and Critical Accounting Policies
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first half of 2013, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, for a more complete discussion of our estimates and critical accounting policies.
We performed our annual impairment assessment of goodwill during the fiscal third quarter of 2012, and our analysis indicated that we had no impairment of goodwill. As described in Note 4. Intangible Assets in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.
New Accounting Pronouncement

In fiscal 2013, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. The Company has elected to present net income and other comprehensive income on two separate but consecutive statements. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated results of operations, financial condition or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to present, either on the face of the statement where net income is presented or as a separate disclosure in the notes, the effect on the respective line items of net income for items required to be reclassified out of accumulated other comprehensive income to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in its entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. The Company does not anticipate that the adoption of this amendment, which is effective for the Company for the fiscal year beginning on November 1, 2013, will have a material impact on our consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Trademarks
Aquaform®, Avaira®, Biofinity® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. MyDay™ and PC Technology™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement may vary with the Eurodollar rate. We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, and Note 10 in this Quarterly Report on Form 10-Q for the period ended April 30, 2013.
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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2013, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of April 30, 2013, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Securities Litigation
On November 28, 2011, Harold Greenberg filed a complaint in the United States District Court for the Northern District of California, Case No. 4:11-cv-05697-YGR, against the following defendants: the Company; Robert S. Weiss, its President, Chief Executive Officer and a director; Eugene J. Midlock, its former Senior Vice President and Chief Financial Officer; and Albert G. White, III, its Vice President and Chief Strategy Officer. On December 12, 2011, a second individual, Ross Wallen, filed a related complaint against the same defendants in the Northern District of California, Case No. 4:11-cv-06214-YGR. The Wallen complaint largely repeats the allegations in the Greenberg complaint. Greenberg and Wallen each sought to represent a class of persons who purchased the Company's common stock between March 4, 2011 and November 15, 2011.
On February 29, 2012, the court ordered the Greenberg and Wallen actions consolidated and appointed Universal-Investment-Gesellschaft mbH as lead plaintiff. On May 4, 2012, the lead plaintiff filed a Consolidated Amended Complaint, which alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the safety of the Avaira® Toric and Avaira Sphere contact lenses, which the Company recalled in 2011. On August 7, 2012, the Court heard argument on defendants' motion to dismiss the Consolidated Amended Complaint. On January 7, 2013, the Court granted defendants' motion to dismiss the Consolidated Amended Complaint, with leave to amend. On February 4, 2013, the lead plaintiff filed a Second Consolidated Amended Complaint, which again alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the 2011 recall of Avaira contact lenses. The Second Consolidated Amended Complaint seeks unspecified damages on behalf of a purported class of persons who purchased the Company's common stock between August 19, 2011 and November 15, 2011. On March 6, 2013, the defendants moved to dismiss the Second Consolidated Amended Complaint. On April 16, 2013 the Court heard argument on defendants' motion to dismiss the Second Consolidated Amended Complaint. On May 31, 2013, the Court granted defendants' motion to dismiss the Second Consolidated Amended Complaint without leave to amend. The lead plaintiff has 30 days following entry of the judgment in which to file a notice of appeal. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable or remote or to estimate the range of potential loss, if any.
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
The Company's share repurchase activity during the three month period ended April 30, 2013, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
2/1/13 - 2/28/13	—	$—	—	$184,500,000
3/1/13 - 3/31/13	—	$—	—	$184,500,000
4/1/13 - 4/30/13	—	$—	—	$184,500,000
Total	—	$—	—
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The plan originally authorized $150.0 million and was amended in December 2012 to increase the authorization to a total of $300.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At April 30, 2013, approximately $184.5 million remained authorized for repurchase under the 2012 Share Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description

11*	Calculation of Earnings Per Share

22.1	Submission of Matters to a Vote of Security Holders filed as Item 5.07 in the Company's Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and six months ended April 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2013 and 2012, (iii) Consolidated Condensed Balance Sheets at April 30, 2013 and October 31, 2012, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2013 and 2012 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 7, 2013	/s/ Rodney E. Folden
Rodney E. Folden
Vice President and Corporate Controller
(Principal Accounting Officer)

Index of Exhibits

Exhibit No.		Page No

11*	Calculation of Earnings Per Share

22.1	Submission of Matters to a Vote of Security Holders filed as Item 5.07 in the Company's Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and six months ended April 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2013 and 2012, (iii) Consolidated Condensed Balance Sheets at April 30, 2013 and October 31, 2012, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2013 and 2012 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.