Form 10-Q
period 2013-07-31
COOPER COMPANIES INC
filed 2013-09-06
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended July 31, 2013

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐      No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,947,845 Shares
Class	Outstanding at July 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Periods Ended July 31,
(In thousands, except for earnings per share)
(Unaudited)

	Three Months		Nine Months
	2013	2012	2013	2012
Net sales	$411,993	$378,186	$1,175,873	$1,048,835
Cost of sales	143,719	138,089	412,923	377,589
Gross profit	268,274	240,097	762,950	671,246
Selling, general and administrative expense	152,141	143,830	453,487	412,540
Research and development expense	14,865	13,156	43,008	37,611
Amortization of intangibles	7,660	5,861	22,553	16,677
Operating income	93,608	77,250	243,902	204,418
Interest expense	2,258	2,315	7,268	9,049
Gain on insurance proceeds	—	—	14,084	—
Loss on extinguishment of debt	—	1,404	—	1,404
Other (expense) income, net	(86)	(2,144)	461	(1,152)
Income before income taxes	91,264	71,387	251,179	192,813
Provision for income taxes	2,072	4,433	11,585	16,315
Net income	$89,192	$66,954	$239,594	$176,498
Less: income attributable to noncontrolling interests	241	79	840	79
Net income attributable to Cooper stockholders	$88,951	$66,875	$238,754	$176,419
Earnings per share attributable to Cooper stockholders - basic	$1.82	$1.39	$4.91	$3.69
Earnings per share attributable to Cooper stockholders - diluted	$1.79	$1.36	$4.81	$3.60
Number of shares used to compute earnings per share:
Basic	48,791	48,110	48,588	47,832
Diluted	49,754	49,302	49,623	49,069
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Periods Ended July 31,
(In thousands)
(Unaudited)

	Three Months		Nine Months
	2013	2012	2013	2012
Net income	$89,192	$66,954	$239,594	$176,498
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,697)	(17,501)	(26,108)	(20,814)
Change in value of derivative instruments, net of tax provision (benefit) of $260 and $647 for the three and nine months ended July 31, 2013, respectively, and $(35) and $147 for the corresponding period of fiscal 2012, respectively	406	(53)	1,013	231
Change in minimum pension liability, net of tax	7	7	22	22
Unrealized (loss) gain on marketable securities, net of tax (benefit) provision of $(3) and $22 for the three and nine months ended July 31, 2013, respectively, and $(9) and $20 for the corresponding period of fiscal 2012, respectively	(5)	(16)	41	40
Reclassification of realized gain on marketable securities to net income, net of tax of $51	(95)	—	(95)	—
Other comprehensive loss	(12,384)	(17,563)	(25,127)	(20,521)
Comprehensive income	76,808	49,391	214,467	155,977
Comprehensive loss attributable to noncontrolling interests	114	—	740	—
Comprehensive income attributable to Cooper stockholders	$76,922	$49,391	$215,207	$155,977
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands, unaudited)

	July 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$25,482	$12,840
Trade accounts receivable, net of allowance for doubtful accounts of $5,116 at July 31, 2013 and $4,374 at October 31, 2012	247,296	234,297
Inventories	339,908	320,199
Deferred tax assets	40,008	39,417
Prepaid expense and other current assets	53,313	51,107
Total current assets	706,007	657,860
Property, plant and equipment, at cost	1,127,861	1,060,086
Less: accumulated depreciation and amortization	473,761	419,831
	654,100	640,255
Goodwill	1,378,679	1,370,247
Other intangibles, net	203,398	214,783
Deferred tax assets	17,021	14,434
Other assets	47,703	43,805
	$3,006,908	$2,941,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$28,338	$25,284
Accounts payable	76,571	85,056
Employee compensation and benefits	55,831	59,441
Accrued income taxes	10	3,640
Other current liabilities	88,536	89,131
Total current liabilities	249,286	262,552
Long-term debt	215,291	348,422
Deferred tax liabilities	23,298	30,971
Accrued pension liability and other	81,391	86,281
Total liabilities	569,266	728,226
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 50,327 at July 31, 2013 and 49,447 at October 31, 2012	5,033	4,945
Additional paid-in capital	1,315,367	1,265,202
Accumulated other comprehensive loss	(56,387)	(31,261)
Retained earnings	1,254,455	1,018,618
Treasury stock at cost: 1,379 shares at July 31, 2013 and 1,007 shares at October 31, 2012	(102,946)	(64,753)
Total Cooper stockholders' equity	2,415,522	2,192,751
Noncontrolling interests	22,120	20,407
Stockholders’ equity	2,437,642	2,213,158
	$3,006,908	$2,941,384
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 31,
(In thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$239,594	$176,498
Depreciation and amortization	93,586	80,395
Loss on extinguishment of debt	—	1,404
Decrease in operating capital	(80,902)	(81,700)
Other non-cash items	13,306	23,707
Net cash provided by operating activities	265,584	200,304
Cash flows from investing activities:
Purchases of property, plant and equipment	(106,062)	(67,141)
Acquisitions of businesses, net of cash acquired, and other	(9,235)	(144,969)
Insurance proceeds received	1,254	6,624
Proceeds from sale of marketable securities	238	—
Net cash used in investing activities	(113,805)	(205,486)
Cash flows from financing activities:
Proceeds from long-term debt	975,000	1,152,575
Repayments of long-term debt	(1,108,034)	(1,038,427)
Net proceeds from (repayments of) short-term debt	8,380	(63,057)
Repurchase of common stock	(44,363)	(71,150)
Proceeds from issuance of common stock for employee stock plans	19,094	27,160
Excess tax benefit from share-based compensation awards	15,700	10,760
Purchase of Origio shares from noncontrolling interests	(2,641)	—
Dividends on common stock	(1,449)	(1,421)
Debt acquisition costs	—	(1,317)
Distributions to noncontrolling interests	(1,007)	—
Payment of contingent consideration	(3,600)	(1,314)
Proceeds from construction allowance	4,781	—
Net cash (used in) provided by financing activities	(138,139)	13,809
Effect of exchange rate changes on cash and cash equivalents	(998)	(1,070)
Net increase in cash and cash equivalents	12,642	7,557
Cash and cash equivalents - beginning of period	12,840	5,175
Cash and cash equivalents - end of period	$25,482	$12,732
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
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at July 31, 2013 and October 31, 2012, the consolidated results of its operations for the three and nine months ended July 31, 2013 and 2012 and its consolidated condensed cash flows for the nine months ended July 31, 2013 and 2012. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and insurance proceeds are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
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
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first nine months of 2013, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, for a more complete discussion of our estimates and critical accounting policies.
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

Note 3. Inventories

(In thousands)	July 31, 2013	October 31, 2012
Raw materials	$80,253	$75,500
Work-in-process	13,322	10,142
Finished goods	246,333	234,557
	$339,908	$320,199
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 4. Intangible Assets
Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2011	$1,046,587	$229,980	$1,276,567
Net additions during the year ended October 31, 2012	260	95,348	95,608
Translation	(2,793)	865	(1,928)
Balance as of October 31, 2012	1,044,054	326,193	1,370,247
Net additions during the nine-month period ended July 31, 2013	2,961	10,992	13,953
Translation	(6,060)	539	(5,521)
Balance as of July 31, 2013	$1,040,955	$337,724	$1,378,679

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

We performed our annual impairment assessment in our fiscal third quarter of 2013, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment assessment in our fiscal third quarter of 2012, and our analysis indicated that we had no impairment of goodwill. We evaluate goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards.

In fiscal 2013 and 2012, we performed a qualitative assessment to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two step impairment test will be performed. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. A reporting unit is the level of reporting at which goodwill is tested for impairment. Our reporting units are the same as our business segments - CooperVision and CooperSurgical - reflecting the way that we manage our business.

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
Other Intangible Assets

	As of July 31, 2013		As of October 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$12,354	$2,165	$11,254	$1,632
Technology	132,815	81,304	128,398	72,397
Shelf space and market share	198,410	71,546	192,566	59,269
License and distribution rights and other	23,782	8,948	23,782	7,919
	367,361	$163,963	356,000	$141,217
Less accumulated amortization and translation	163,963		141,217
Other intangible assets, net	$203,398		$214,783
We estimate that amortization expense for our existing other intangible assets, including the intangible assets acquired from Origio, will be $30.2 million in fiscal 2013, $27.9 million in fiscal 2014, $21.5 million in fiscal 2015, $19.8 million in fiscal 2016 and $19.4 million in fiscal 2017.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Debt

(In thousands)	July 31, 2013	October 31, 2012
Short-term:
Overdraft and other credit facilities	$28,338	$25,284

Long-term:
Credit agreement	$213,600	$346,100
Other	1,691	2,322
	$215,291	$348,422
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
At July 31, 2013, we were in compliance with the Interest Coverage Ratio at 49.74 to 1.00 and the Total Leverage Ratio at 0.49 to 1.00.
At July 31, 2013, we had $786.2 million available under the Credit Agreement.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 6. Income Taxes
Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first nine months of 2013 was 4.6%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first nine months of 2012 was 8.5%. The ETR is below the United States statutory rate as a majority of our taxable income is earned in foreign jurisdictions with lower tax rates.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2012, Cooper had total gross unrecognized tax benefits of $28.1 million. If recognized, $29.5 million of unrecognized tax benefits would impact our ETR. For the nine-month period ended July 31, 2013, there were no material changes to the total amount of unrecognized tax benefits.
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
As of July 31, 2013, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2009 through 2012. Cooper remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, France and Australia for the tax years 2008 through 2012.

Note 7. Earnings Per Share

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except per share amounts)	2013	2012	2013	2012
Net income attributable to Cooper stockholders	$88,951	$66,875	$238,754	$176,419
Basic:
Weighted average common shares	48,791	48,110	48,588	47,832
Basic earnings per common share attributable to Cooper stockholders	$1.82	$1.39	$4.91	$3.69
Diluted:
Weighted average common shares	48,791	48,110	48,588	47,832
Effect of potential dilutive common shares	963	1,192	1,035	1,237
Diluted weighted average common shares	49,754	49,302	49,623	49,069
Diluted earnings per common share attributable to Cooper stockholders	$1.79	$1.36	$4.81	$3.60

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table sets forth stock options to purchase Cooper’s common stock that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2013	2012	2013	2012
Numbers of stock option shares excluded	—	1	—	12
Range of exercise prices	$—	$87.22	$—	$76.70-$87.22

Note 8. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The compensation expense and related income tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Selling, general and administrative expense	$5.5	$4.1	$19.6	$14.8
Cost of sales	0.5	0.3	1.5	1.0
Research and development expense	0.3	0.2	0.9	0.8
Capitalized in inventory	0.5	0.3	1.5	1.0
Total share-based compensation expense	$6.8	$4.9	$23.5	$17.6
Related income tax benefit	$1.9	$1.5	$6.9	$5.5

Note 9. Stockholders’ Equity
Share Repurchases
On December 15, 2011, we announced that the Company’s Board of Directors authorized the 2012 Share Repurchase Program to repurchase up to $150.0 million of the Company’s common stock. This program was amended in December 2012 to increase the total authorization to $300.0 million and to change the expiration date to indefinite. This plan may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. Approximately $184.5 million remains authorized for repurchase under the program. The Company did not repurchase shares during the three-month periods ended July 31, 2013, April 30, 2013, April 30, 2012 and October 31, 2012. For the three months ended January 31, 2013, the Company repurchased 460 thousand shares of the Company’s common stock for $44.4 million at an average purchase price of $96.34 per share. During the three months ended July 31, 2012, the Company repurchased 321 thousand shares of the Company's common stock for $25.0 million, at an average purchase price of $77.89 per share. During the three months ended January 31, 2012, the Company repurchased 663 thousand shares for $46.1 million, at an average purchase price of $69.60 per share.
Dividends
We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 7, 2013, to stockholders of record on January 25, 2013. We paid another semiannual dividend of approximately $1.5 million or 3 cents per share on August 6, 2013, to stockholders of record on July 24, 2013.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 10. Fair Value Measurements
As of July 31, 2013 and October 31, 2012, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
The following table sets forth Cooper’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first nine months of 2013, within the fair value hierarchy at July 31, 2013, and fiscal year 2012, within the fair value hierarchy at October 31, 2012:

(In millions)	July 31, 2013	October 31, 2012
Assets:
Foreign exchange contracts	$0.1	$0.2
Liabilities:
Interest rate swaps	$2.2	$3.9
Foreign exchange contracts	1.3	0.2
	$3.5	$4.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

We recorded contingent consideration representing the estimated fair value of the additional variable cash consideration payable related to an acquisition in our fiscal first quarter of 2013. We recorded the fair value of the acquisition-related contingent consideration as liabilities on the acquisition date using the discounted cash flow approach. Cooper uses unobservable Level 3 inputs including a forecast of new customer accounts and discount rates to fair value the liabilities. Significant increases or decreases in these unobservable inputs in isolation would result in a significantly lower or higher fair value measurement. At July 31, 2013, the fair value of the contingent consideration payable totaled $2.6 million.

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
Cooper’s results of operations for the three and nine months ended July 31, 2013 and 2012 reflect the following components of net periodic pension costs:

Periods Ended July 31,	Three Months		Nine Months
(In thousands)	2013	2012	2013	2012
Service cost	$1,845	$1,234	$5,537	$3,702
Interest cost	822	763	2,465	2,290
Expected returns on assets	(1,028)	(856)	(2,950)	(2,568)
Amortization of prior service cost	6	6	18	18
Amortization of transition obligation	—	5	—	15
Recognized net actuarial loss	547	282	1,640	845
Net periodic pension cost	$2,192	$1,434	$6,710	$4,302
Cooper contributed $1.1 million and $4.5 million to the pension plan for the three and nine months ended July 31, 2013, respectively, and expects to contribute an additional $1.7 million in fiscal 2013. We contributed $1.2 million and $3.4 million to the pension plan for the three and nine months ended July 31, 2012. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

On February 29, 2012, the court ordered the Greenberg and Wallen actions consolidated and appointed Universal-Investment-Gesellschaft mbH as lead plaintiff. On May 4, 2012, the lead plaintiff filed a Consolidated Amended Complaint, which alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the safety of the Avaira® Toric and Avaira Sphere contact lenses, which the Company recalled in 2011. On August 7, 2012, the Court heard argument on defendants' motion to dismiss the Consolidated Amended Complaint. On January 7, 2013, the Court granted defendants' motion to dismiss the Consolidated Amended Complaint, with leave to amend. On February 4, 2013, the lead plaintiff filed a Second Consolidated Amended Complaint, which again alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the 2011 recall of Avaira contact lenses. The Second Consolidated Amended Complaint seeks unspecified damages on behalf of a purported class of persons who purchased the Company's common stock between August 19, 2011 and November 15, 2011. On March 6, 2013, the defendants moved to dismiss the Second Consolidated Amended Complaint. On April 16, 2013 the Court heard argument on defendants' motion to dismiss the Second Consolidated Amended Complaint. On May 31, 2013, the Court granted defendants' motion to dismiss the Second Consolidated Amended Complaint without leave to amend and entered final judgment in favor of defendants. Plaintiff did not file a notice of appeal within the time prescribed by law.
Derivative Litigation
On January 9, 2012, Joseph Operman filed a purported shareholder derivative complaint in the United States District Court for the Northern District of California, Case No. 4:12-cv-00143-YGR, against members of the Company's board of directors. The derivative complaint seeks recovery on behalf of the Company, which is named as a “nominal defendant.” The derivative complaint purports to allege causes of action for breach of fiduciary duties and failure to exercise oversight responsibilities against all defendants and a cause of action for contribution against Mr. Weiss for alleged violations of Section 10(b) of the Securities Exchange Act of 1934. On May 18, 2012, Operman filed an amended derivative complaint. The amended derivative complaint largely repeats the allegations of misrepresentations in the securities class action complaints described above, and includes allegations of false projections of future financial results. On June 13, 2013, Operman voluntarily moved the Court to dismiss the derivative action without prejudice. On July 24, 2013, after the Company's shareholders were provided with notice of the voluntary motion for dismissal and an opportunity to object, and no objections were received, the Court entered a final order of dismissal in the derivative action.

Note 13. Business Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group. Cooper has two reportable segments - CooperVision and CooperSurgical. Cooper uses operating income, as presented in our financial reports, as the primary measure of segment profitability. We do not allocate costs from corporate functions to segment operating income. Items below operating income are not considered when measuring the profitability of a segment. We use the same accounting policies to generate segment results as we do for our consolidated results.
Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are property, plant and equipment.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Segment information:

Periods Ended July 31,	Three Months		Nine Months
(In thousands)	2013	2012	2013	2012
CooperVision net sales by category:
Toric lens	$101,494	$94,679	$289,856	$265,844
Multifocal lens	33,085	24,824	89,890	67,866
Single-use sphere lens	70,709	71,664	199,918	194,726
Non single-use sphere and other eye care products and other	125,232	123,069	361,583	342,740
Total CooperVision net sales	330,520	314,236	941,247	871,176
CooperSurgical net sales	81,473	63,950	234,626	177,659
Total net sales	$411,993	$378,186	$1,175,873	$1,048,835
Operating income (loss):
CooperVision	$87,978	$75,100	$234,346	$189,007
CooperSurgical	16,429	12,141	42,910	44,327
Headquarters	(10,799)	(9,991)	(33,354)	(28,916)
Total operating income	93,608	77,250	243,902	204,418
Interest expense	2,258	2,315	7,268	9,049
Gain on insurance proceeds	—	—	14,084	—
Loss on extinguishment of debt	—	1,404	—	1,404
Other (expense) income, net	(86)	(2,144)	461	(1,152)
Income before income taxes	$91,264	$71,387	$251,179	$192,813

(In thousands)	July 31, 2013	October 31, 2012
Identifiable assets:
CooperVision	$2,291,877	$2,251,476
CooperSurgical	635,466	607,673
Headquarters	79,565	82,235
Total	$3,006,908	$2,941,384

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Periods Ended July 31,	Three Months		Nine Months
(In thousands)	2013	2012	2013	2012
Net sales to external customers by country of domicile:
United States	$192,034	$176,783	$548,106	$491,580
Europe	126,215	107,799	347,676	297,712
Rest of world	93,744	93,604	280,091	259,543
Total	$411,993	$378,186	$1,175,873	$1,048,835

(In thousands)	July 31, 2013	October 31, 2012
Long-lived assets by country of domicile:
United States	$397,917	$371,314
Europe	249,817	261,269
Rest of world	6,366	7,672
Total	$654,100	$640,255

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal third quarter of 2013 ended July 31, 2013, and the nine months then ended and compare them with the same periods of fiscal 2012. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”
Third Quarter Highlights
•Net sales of $412.0 million, up 9% from $378.2 million.
•Gross profit $268.3 million, up 12% from $240.1 million.
•Operating income $93.6 million, up 21% from $77.3 million.
•Diluted earnings per share of $1.79, up from $1.36 per share.
•Cash provided by operations $103.1 million, up from $78.1 million.
Nine-Month Highlights

•	Net sales of $1,175.9 million, up 12% from $1,048.8 million.

•	Gross profit $763.0 million, up 14% from $671.2 million.

•	Operating income $243.9 million, up 19% from $204.4 million.

•	Diluted earnings per share of $4.81, up from $3.60 per share.

•	Cash provided by operations $265.6 million, up from $200.3 million.

•	Results in our fiscal first quarter include $14.1 million of insurance proceeds related to a business interruption claim and costs related to the acquisition of Origio of $0.6 million.
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by United States debt and uncertainty surrounding employment, credit concerns and the Patient Protection and Affordable Care Act together with the European debt crisis and related foreign currency volatility, particularly the yen and the euro, impact our current performance and continue to represent a risk to our performance for fiscal year 2013 and beyond.
We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology and phosphorylcholine technology (PC Technology™). We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision is focused on greater worldwide market penetration as we introduce new products and continue to expand our presence in existing and emerging markets, including through acquisitions.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

We believe that the global market for single-use contact lenses is expanding and will continue to grow. We recently launched MyDayTM, our single-use spherical silicone hydrogel lens, in select European markets, and in fiscal 2012 we launched Proclear® 1 Day multifocal. We forecast increasing demand for our existing and future single-use products. To meet this anticipated demand, in fiscal 2013 and 2014, we plan to implement capital projects to invest in increased single-use manufacturing capacity. Competitive silicone hydrogel single-use lens products are gaining market share and represent a risk to our business.
In May 2013, CooperVision reached an agreement to sell Aime, its rigid gas permeable contact lens and solutions business in Japan, to Nippon Contact Lens Inc. The decision to divest Aime is consistent with CooperVision’s strategy to focus on its core soft contact lens business. Additionally, Aime has declining revenue and lower than average company margins. The business was obtained in 2010 as part of an acquisition which included obtaining the rights to sell Biofinity in Japan. The potential divestiture is subject to numerous conditions to closing, some of which require third-party action, and is expected to close during Cooper’s fiscal fourth quarter of 2013. Cooper expects the related charge to negatively impact its fiscal 2013 GAAP earnings per share by $0.25-$0.35. Post divestiture, Cooper expects the transaction to be neutral to earnings per share.
The medical device segment of the women's healthcare market is highly fragmented. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring companies and products that complement its business model. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines. CooperSurgical product sales are categorized based on the point of healthcare delivery including products used in medical office and surgical procedures by obstetricians and gynecologists (ob/gyns) representing 66% of CooperSurgical's net sales. CooperSurgical's remaining sales represent products used in fertility clinics that now represent 34% of CooperSurgical's net sales up from 15% in the prior year period due to the July 2012 acquisition of Origio, a global in-vitro fertilization medical device company.
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
At July 31, 2013, we had $786.2 million available under the amended Credit Agreement. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends.
Selected Statistical Information – Percentage of Sales and Growth

	Three Months			Nine Months
	Percentage of Sales		2013 vs 2012 % Change	Percentage of Sales		2013 vs 2012 % Change
Periods Ended July 31,	2013	2012		2013	2012
Net sales	100%	100%	9%	100%	100%	12%
Cost of sales	35%	37%	4%	35%	36%	9%
Gross profit	65%	63%	12%	65%	64%	14%
Selling, general and administrative expense	37%	38%	6%	39%	39%	10%
Research and development expense	3%	3%	13%	4%	4%	14%
Amortization of intangibles	2%	2%	31%	2%	2%	35%
Operating income	23%	20%	21%	20%	19%	19%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.
Our consolidated net sales grew by $33.8 million or 9% and $127.1 million or 12% in the three and nine months ended July 31, 2013, respectively:

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2013	2012	% Change	2013	2012	% Change
CooperVision	$330.5	$314.2	5%	$941.2	$871.2	8%
CooperSurgical	81.5	64.0	27%	234.7	177.6	32%
	$412.0	$378.2	9%	$1,175.9	$1,048.8	12%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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
Significantly, the market for spherical lenses is growing with value-added spherical lenses to alleviate dry eye symptoms as well as lenses with aspherical optical properties or higher oxygen permeable lenses such as silicone hydrogels. CooperVision’s silicone hydrogel Biofinity brand spherical, toric and multifocal contact lenses, Avaira brand spherical and toric products and the MyDay brand single-use product are manufactured using proprietary Aquaform technology to increase oxygen transmissibility for longer wear. We believe that these products are well positioned in our markets to compete with silicone hydrogel products offered by our major competitors.

CooperVision’s Proclear brand aspheric, toric and multifocal contact lenses, manufactured using PC Technology, help enhance tissue/device compatibility and offer improved lens comfort.

CooperVision net sales growth included increases in total sphere lenses up 2%, representing 56% of net sales and total toric lenses up 7%, representing 31% of net sales. Total multifocal lenses grew 33% to 10% of net sales up from 8% in the prior year period on increased sales of our Biofinity monthly and Proclear single-use multifocal products. Silicone hydrogel products grew 21% worldwide and represented 43% of net sales up from 38% in the prior year period. Proclear product sales grew 9% as compared to the prior year period and represented 26% of net sales up from 25% in the prior year period. Older conventional lens products declined 9% and represented 3% of net sales, the same as in the prior year period.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision Net Sales by Geography

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2013	2012	% Change	2013	2012	% Change
Americas	$143.0	$131.3	9%	$404.5	$359.3	13%
EMEA	118.4	106.5	11%	325.1	300.0	8%
Asia Pacific	69.1	76.4	(9)%	211.6	211.9	—%
	$330.5	$314.2	5%	$941.2	$871.2	8%
CooperVision’s worldwide net sales grew 5% in the three-month period and grew 8% in the nine-month period. Americas net sales grew 9% and 13% in the three- and nine-month periods, respectively, primarily due to market gains of CooperVision’s silicone hydrogel contact lenses along with single-use sphere and multifocal products. EMEA net sales increased 11% and 8% in the three- and nine-month periods driven by sales of silicone hydrogel lenses and single-use sphere and multifocal products. Net sales to the Asia Pacific region decreased 9% in the three-month period and were flat in the nine-month period due to the negative impact of the weakening of the Japanese yen compared to the United States dollar.
CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.
CooperSurgical Net Sales
CooperSurgical’s net sales increased 27% and 32% in the three- and nine-month periods as compared to the prior year periods with net sales excluding acquisitions up 4.5% and flat in the current year periods, respectively. Sales of products used in fertility clinics now represents 34% of net sales compared to 15% in the prior year period. Sales of products used in medical office and surgical procedures by ob/gyns were flat and declined 1% in the three- and nine-month periods and now represent 66% of CooperSurgical's net sales compared to 85% in the prior year period. CooperSurgical’s sales primarily comprise women’s healthcare products used in fertility procedures and by gynecologists and obstetricians in surgical procedures and in the medical office. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix, primarily sales of fertility products, along with increased average realized prices on disposable products influenced organic sales growth.
Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Nine Months
Periods Ended July 31,	2013	2012	2013	2012
CooperVision	65%	63%	65%	63%
CooperSurgical	64%	67%	64%	67%
Consolidated	65%	63%	65%	64%
The increase in CooperVision’s gross margin is largely attributable to the lower royalty payment on our silicone hydrogel products beginning on January 1, 2013, increased manufacturing efficiencies and product mix. Sales of higher margin Biofinity products increased as compared to the prior year period. Sales of our lower margin Avaira family of products also grew in the current year period as we continued the relaunch of these products that compete in the two-week modality market. Gross margin was unfavorably impacted by lower net sales on products sold in Japan due to the weakening of the Japanese yen as compared to the United States dollar in the current year periods.
The decrease in CooperSurgical’s gross margin is largely attributable to product mix and increased sales of lower margin fertility products due to the acquisition of Origio in July 2012. Sales of lower margin fertility products now represent 34% of net sales compared to 15% in the prior year period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selling, General and Administrative Expense (SGA)

Three Months Ended July 31, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$112.0	34%	$107.6	34%	4%
CooperSurgical	29.3	36%	26.3	41%	12%
Headquarters	10.8	N/A	9.9	N/A	8%
	$152.1	37%	$143.8	38%	6%

Nine Months Ended July 31, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$331.7	35%	$319.6	37%	4%
CooperSurgical	88.5	38%	64.0	36%	38%
Headquarters	33.3	N/A	28.9	N/A	15%
	$453.5	39%	$412.5	39%	10%
The 4% increase in CooperVision's SGA in absolute dollars in the fiscal 2013 periods as compared to the fiscal 2012 periods is primarily due to our investment in sales and marketing, including increased headcount, to reach new customers and support geographic expansion as well as to promote our silicone hydrogel products. The increase in SGA is partially offset by reduced legal costs in the current year period as compared to the prior year.
The increases of 12% and 38% in the three- and nine-month periods for CooperSurgical's SGA in absolute dollars and as a percentage of net sales in the nine-month period as compared to the prior year periods are primarily due to operating expenses related to Origio including approximately $0.6 million of acquisition costs in the year-to-date period. Along with the acquisition and integration activities related to Origio, CooperSurgical continues to invest in sales activities to promote our products, with emphasis on products used in surgical procedures, and to reach new customers. On January 1, 2013, the new medical device excise tax became effective on sales of CooperSurgical's products in the United States and added $0.7 million and $1.6 million to SGA expense in the three- and nine-months periods, respectively.
Corporate headquarters’ SGA increased in the fiscal 2013 periods in absolute dollars primarily due to share-based compensation costs, bonus accruals and consultant costs.
Research and Development Expense

Three Months Ended July 31, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$11.9	4%	$10.7	3%	12%
CooperSurgical	3.0	4%	2.5	4%	18%
	$14.9	3%	$13.2	3%	13%

Nine Months Ended July 31, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$33.8	4%	$31.3	4%	8%
CooperSurgical	9.2	4%	6.3	4%	46%
	$43.0	4%	$37.6	4%	14%
CooperVision's research and development expense increased in absolute dollars in the fiscal 2013 periods and as a percentage of net sales in the three-month period primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s research and development activities include programs to develop new contact lens designs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperSurgical research and development expense increased in absolute dollars in both of the fiscal 2013 periods as compared to prior year periods primarily due to the addition of Origio's in-vitro fertilization product development and investments in the design and upgrade of surgical procedure devices.
Amortization Expense
Consolidated amortization expense increased 31% to $7.7 million in the three-month period and 35% to $22.6 million in the nine-month period as compared to the prior year periods primarily due to intangible assets from acquisitions including the acquisition of Origio in July 2012.
Operating Income

Three Months Ended July 31, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$88.0	27%	$75.1	24%	17%
CooperSurgical	16.4	20%	12.1	19%	35%
Headquarters	(10.8)	N/A	(9.9)	N/A	(8)%
	$93.6	23%	$77.3	20%	21%

Nine Months Ended July 31, ($ in millions)	2013	% Net Sales	2012	% Net Sales	% Change
CooperVision	$234.3	25%	$189.0	22%	24%
CooperSurgical	42.9	18%	44.3	25%	(3)%
Headquarters	(33.3)	N/A	(28.9)	N/A	(15)%
	$243.9	20%	$204.4	19%	19%
The increase in consolidated operating income in the fiscal 2013 periods in absolute dollars and as a percentage of net sales was primarily due to the increases in gross profit of 12% in the three-month period and 14% in the nine-month period, partially offset by the increase in operating expenses of 7% and 11% in the same periods, respectively. The decrease in CooperSurgical's operating income in the current year nine-month period in absolute dollars and as a percentage of net sales was due to operating expenses related to the acquisition of Origio in July 2012. This decrease was primarily due to increases in amortization expense and research and development expense for in-vitro fertilization product development.
Interest Expense
Interest expense in the fiscal third quarter of 2013 was $2.3 million representing a 2% decrease from the prior year period. Interest expense for the first nine months of fiscal 2013 was $7.3 million representing a decrease of 20% from the first nine months of fiscal 2012. These decreases were primarily driven by lower average debt and lower average interest rates in the current year periods.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Share Repurchase
In December 2011, we announced a $150.0 million share repurchase plan, and in December 2012 the total authorized repurchase amount was increased to $300.0 million, both authorized by the Company’s Board of Directors. The Company did not repurchase any shares during the fiscal third quarter of 2013, and during the fiscal third quarter of 2012, we repurchased 321 thousand shares of our common stock for $25.0 million at an average purchase price of $77.89 per share. During the fiscal first quarter of 2013, the Company repurchased 460 thousand shares of our common stock for $44.4 million at an average purchase price of $96.34. As of July 31, 2013, the Company had remaining authorization to repurchase about $184.5 million of our common stock. See Note 9 for additional information.
Other (Expense) Income, Net

Periods Ended July 31, ($ in millions)	Three Months		Nine Months
	2013	2012	2013	2012
Foreign exchange loss	$(0.2)	$(2.1)	$(0.4)	$(2.0)
Other, net	0.1	—	0.9	0.8
	$(0.1)	$(2.1)	$0.5	$(1.2)
Provision for Income Taxes
We recorded income tax expense of $11.6 million in the fiscal first nine months of 2013 compared to $16.3 million in the prior year period. Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first nine months of 2013 was 4.6%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first nine months of 2012 was 8.5%.

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

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States Federal statutory rate was a benefit of approximately $73.0 million and a foreign effective tax rate of approximately 1.1% in our fiscal first nine months of 2013 compared to $50.3 million and a foreign effective tax rate of approximately 4.0% in our fiscal first nine months of 2012. Please refer to Note 6 for additional information.

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

Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The compensation expense and related income tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Selling, general and administrative expense	$5.5	$4.1	$19.6	$14.8
Cost of sales	0.5	0.3	1.5	1.0
Research and development expense	0.3	0.2	0.9	0.8
Capitalized in inventory	0.5	0.3	1.5	1.0
Total share-based compensation expense	$6.8	$4.9	$23.5	$17.6
Related income tax benefit	$1.9	$1.5	$6.9	$5.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Third Quarter Highlights

•	Operating cash flow $103.1 million vs. $78.1 million in the fiscal third quarter of 2012.

•	Expenditures for purchases of property, plant and equipment $38.6 million vs. $24.1 million in the prior year period.

•	Cash payments for acquisitions totaled $1.1 million vs. $144.3 million in the prior year period.
Nine-Month Highlights

•	Operating cash flow of $265.6 million vs. $200.3 million in the fiscal first nine months of 2012.

•	Expenditures for purchases of property, plant and equipment $106.1 million vs $67.1 million in the prior year period.

•	Cash payments for acquisitions totaled $9.2 million vs. $145.0 million in the prior year period.
Comparative Statistics

($ in millions)	July 31, 2013	October 31, 2012
Cash and cash equivalents	$25.5	$12.8
Total assets	$3,006.9	$2,941.4
Working capital	$456.7	$395.3
Total debt	$243.6	$373.7
Stockholders’ equity	$2,437.6	$2,213.2
Ratio of debt to equity	0.10:1	0.17:1
Debt as a percentage of total capitalization	9%	14%
Operating cash flow - twelve months ended	$380.4	$315.1
Working Capital
The increase in working capital at July 31, 2013, was primarily due to increases in inventory, accounts receivable and cash and decreases in accounts payable and other accrued liabilities. This increase was partially offset by an increase in short-term debt.
The $19.7 million increase in inventory was primarily due to increased production of single-use silicone contact lenses and to support the relaunch of our Avaira family of contact lenses. At July 31, 2013, our inventory months on hand (MOH) increased to 7.1 from 6.6 at July 31, 2012, due to the increase in inventory and the reduction of the royalty payment, recognized in cost of sales, for CooperVision's silicone hydrogel contact lenses. The $13.0 million increase in trade accounts receivable was primarily due to timing of collections. Our days sales outstanding (DSO) increased to 53 days at July 31, 2013, from 52 days in the prior year period.
We have reviewed our needs in the United States for possible repatriation of undistributed earnings or cash of our foreign subsidiaries. Cooper presently intends to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.
Operating Cash Flow
Cash flow provided by operating activities in the fiscal first nine months of 2013 continued to be Cooper’s major source of liquidity, at $265.6 million compared to $200.3 million in the prior year period. Current period results include $239.6 million of net income and $95.4 million of non-cash items primarily related to depreciation and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

amortization, $22.1 million related to share-based compensation and $13.6 million related to currency translation. Results also include changes in operating assets and liabilities, which primarily reflect the increase in inventories of $18.4 million and increase in trade accounts receivable of $12.4 million. The $65.3 million increase in cash flow provided by operating activities in the fiscal first nine months of 2013 as compared to the same period of fiscal 2012 is primarily due to the fiscal 2013 increase in net income, including the $14.1 million for insurance proceeds received. Cash used for operating capital in the prior year period included the $10.0 million settlement payment related to the Rembrandt lawsuit.

For the nine months ended July 31, 2013, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products and the $14.1 million for insurance proceeds received. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $5.1 million for interest.
For the nine months ended July 31, 2012, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments for interest and the $10.0 million single lump-sum payment, accrued in fiscal 2011, to settle the Rembrandt Vision Technologies, L.P. lawsuit under the agreement reached December 2, 2011.

Investing Cash Flow

Cash used in investing activities of $113.8 million in the fiscal first nine months of 2013 was for capital expenditures of $106.1 million, primarily to increase manufacturing capacity, and payments of $9.2 million related to acquisitions, partially offset by the $1.3 million insurance recovery related to facility repairs.
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

Financing Cash Flow

The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as share repurchases and share-based compensation awards. Cash used in financing activities of $138.1 million in the fiscal first nine months of 2013 was driven by $124.7 million for net repayment of debt, $44.4 million in payments for share repurchases under our share repurchase plan, $3.6 million to purchase Origio shares and other distributions to noncontrolling interests, a $3.6 million payment for contingent consideration and $1.4 million for dividends. Cash used in financing activities was partially offset by $34.8 million from the exercise of share-based compensation awards and $4.8 million from a construction allowance.
Cash provided by financing activities of $13.8 million in the fiscal first nine months of 2012 was driven by $49.8 million from net borrowings of debt and $37.9 million from the exercise of share-based compensation awards partially offset by $71.2 million in payments for share repurchases, under our share repurchase plan, dividends paid on our common stock of $1.4 million and a $1.3 million payment for contingent consideration.

At July 31, 2013, we had $786.2 million available under the Credit Agreement, and we are in compliance with our financial covenants including the Interest Coverage Ratio at 49.74 to 1.00 and the Total Leverage Ratio at 0.49 to 1.00. As defined in the Credit Agreement, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement to be at least 3.00 to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to remain below 3.75 to 1.00.

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

Estimates and Critical Accounting Policies
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first nine months of 2013, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, for a more complete discussion of our estimates and critical accounting policies.
We performed our annual impairment assessment of goodwill during the fiscal third quarter of 2013, and our analysis indicated that we had no impairment of goodwill. As described in Note 4. Intangible Assets in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement may vary with the Eurodollar rate. We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, and Note 10 in this Quarterly Report on Form 10-Q for the period ended July 31, 2013.
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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2013, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of July 31, 2013, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On February 29, 2012, the court ordered the Greenberg and Wallen actions consolidated and appointed Universal-Investment-Gesellschaft mbH as lead plaintiff. On May 4, 2012, the lead plaintiff filed a Consolidated Amended Complaint, which alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the safety of the Avaira® Toric and Avaira Sphere contact lenses, which the Company recalled in 2011. On August 7, 2012, the Court heard argument on defendants' motion to dismiss the Consolidated Amended Complaint. On January 7, 2013, the Court granted defendants' motion to dismiss the Consolidated Amended Complaint, with leave to amend. On February 4, 2013, the lead plaintiff filed a Second Consolidated Amended Complaint, which again alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the 2011 recall of Avaira contact lenses. The Second Consolidated Amended Complaint seeks unspecified damages on behalf of a purported class of persons who purchased the Company's common stock between August 19, 2011 and November 15, 2011. On March 6, 2013, the defendants moved to dismiss the Second Consolidated Amended Complaint. On April 16, 2013 the Court heard argument on defendants' motion to dismiss the Second Consolidated Amended Complaint. On May 31, 2013, the Court granted defendants' motion to dismiss the Second Consolidated Amended Complaint without leave to amend and entered final judgment in favor of defendants. Plaintiff did not file a notice of appeal within the time prescribed by law.
Derivative Litigation
On January 9, 2012, Joseph Operman filed a purported shareholder derivative complaint in the United States District Court for the Northern District of California, Case No. 4:12-cv-00143-YGR, against members of the Company's board of directors. The derivative complaint seeks recovery on behalf of the Company, which is named as a “nominal defendant.” The derivative complaint purports to allege causes of action for breach of fiduciary duties and failure to exercise oversight responsibilities against all defendants and a cause of action for contribution against Mr. Weiss for alleged violations of Section 10(b) of the Securities Exchange Act of 1934. On May 18, 2012, Operman filed an amended derivative complaint. The amended derivative complaint largely repeats the allegations of misrepresentations in the securities class action complaints described above, and includes allegations of false projections of future financial results. On June 13, 2013, Operman voluntarily moved the Court to dismiss the derivative action without prejudice. On July 24, 2013, after the Company's shareholders were provided with notice of the voluntary motion for dismissal and an opportunity to object, and no objections were received, the Court entered a final order of dismissal in the derivative action.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company's share repurchase activity during the three month period ended July 31, 2013, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
5/1/13 - 5/31/13	—	$—	—	$184,500,000
6/1/13 - 6/30/13	—	$—	—	$184,500,000
7/1/13 - 7/31/13	—	$—	—	$184,500,000
Total	—	$—	—
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The plan originally authorized $150.0 million and was amended in December 2012 to increase the authorization to a total of $300.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At July 31, 2013, approximately $184.5 million remained authorized for repurchase under the 2012 Share Repurchase Program.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and nine months ended July 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2013 and 2012, (iii) Consolidated Condensed Balance Sheets at July 31, 2013 and October 31, 2012, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2013 and 2012 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 6, 2013	/s/ Rodney E. Folden
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and nine months ended July 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2013 and 2012, (iii) Consolidated Condensed Balance Sheets at July 31, 2013 and October 31, 2012, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2013 and 2012 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 7. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.