Form 10-K
period 2013-10-31
COOPER COMPANIES INC
filed 2013-12-20
CIK 711404

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
On November 30, 2013, there were 47,655,018 shares of the registrant's common stock held by non-affiliates with aggregate market value of $5.2 billion on April 30, 2013, the last day of the registrant's most recently completed fiscal second quarter.
Number of shares outstanding of the registrant's common stock, as of November 30, 2013: 48,000,571
Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2014	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K
for the Fiscal Year Ended October 31, 2013

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

•	Foreign currency exchange rate and interest rate fluctuations including the risk of further declines in the value of the yen that would decrease our revenues and earnings.

•	Acquisition integration delays or costs or the requirement to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period.

•	A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses.

•	The impact of acquisitions or divestitures on revenues, earnings or margins.

•	Limitations on sales following new product introductions due to poor market acceptance.

•	New competitors, product innovations or technologies.

•	Reduced sales, loss of customers and costs and expenses related to recalls.

•
New U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect the medical device industry and the healthcare industry generally.

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

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection or other litigation.

•	Changes in tax laws or their interpretation and changes in statutory tax rates.

•	The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including goodwill.

•	The success of the Company’s research and development activities and other start-up projects.

•	Dilution to earnings per share from acquisitions or issuing stock.

•	Changes in accounting principles or estimates.

•	Environmental risks.

•
Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2013, as such Risk Factors may be updated in quarterly filings.

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

CooperVision is a global manufacturer providing products for contact lens wearers. CooperVision develops, manufactures and markets a broad range of monthly, two-week and single-use contact lenses, featuring advanced materials and optics. CooperVision's products are designed to solve vision challenges such as astigmatism, presbyopia and ocular dryness; with a broad collection of spherical, toric and multifocal contact lenses. CooperVision's products are primarily manufactured at its facilities located in Hampshire, United Kingdom, Juana Diaz, Puerto Rico, and Scottsville, New York. CooperVision distributes products from West Henrietta, New York, Fareham, United Kingdom, Liege, Belgium, and various smaller international distribution facilities.

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

•	Offering a wide range of lens parameters, leading to a higher rate of successful fitting for practitioners and better visual acuity for patients.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. Silicone hydrogel materials supply a higher level of oxygen to the cornea, as measured by the transmissibility of oxygen through a given thickness of material, or “dk/t,” than traditional hydrogel lenses. Silicone hydrogel lenses now represent a significant portion of CooperVision's contact lens sales and our Biofinity® brand is CooperVision's leading product line. Under the Biofinity brand, CooperVision has launched monthly silicone hydrogel spherical, toric and multifocal lens products over the past five years. CooperVision has also launched two-week silicone hydrogel spherical and toric lens products under our Avaira® brand. In fiscal 2013, we launched MyDayTM, our single-use spherical silicone hydrogel lens, in Europe.

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

Contact Lens Product Sales

Spheres: Net sales of CooperVision's spherical lenses, representing 56 percent of CooperVision's net sales, grew 4 percent in fiscal 2013, as compared to fiscal 2012. Single-use spherical lens net sales, representing 21 percent of net sales, grew 1 percent.

Toric and Multifocal: Net sales of CooperVision's toric lenses, representing 31 percent of CooperVision's net sales, grew 9 percent in fiscal 2013, as compared to fiscal 2012. Multifocal lens net sales, representing 10 percent of net sales, grew 29 percent in fiscal 2013.

Proclear: Net sales of CooperVision's PC Technology products - which consist of spherical, toric and multifocal products, including Biomedics® XC and Proclear® 1 Day - grew 6 percent in fiscal 2013 as compared to fiscal 2012 and represented 25 percent of CooperVision's net sales.

Silicone Hydrogel: CooperVision's silicone hydrogel spherical, toric and multifocal lens products grew 26 percent in fiscal 2013 as compared to fiscal 2012 and represented 43 percent of CooperVision's net sales as compared to 36 percent in fiscal 2012.

CooperVision Competition

The contact lens market is highly competitive. CooperVision's three largest competitors in the worldwide market and its primary competitors in the spherical, toric and multifocal lens categories of that market are Johnson & Johnson Vision Care, Inc., CIBA Vision (owned by Novartis AG) and Bausch & Lomb Incorporated (owned by Valeant Pharmaceuticals International, Inc.).

Over the past decade, the contact lens industry has experienced a global shift toward silicone hydrogel lenses and toward single-use lenses. CooperVision's primary competitors control the majority of the silicone hydrogel segment of the market. CooperVision was late in entering the silicone hydrogel segment of the market but now has significant sales of monthly and two-week spherical, toric and multifocal silicone hydrogel offerings, and it has recently introduced a silicone hydrogel single-use spherical lens.

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

CooperVision's primary competitors have greater financial resources and larger research and development budgets and sales forces. CooperVision seeks to offer a high level of customer service through its direct sales organizations around the world and through telephone sales and technical service representatives who consult with eye care professionals about the use of the Company's lens products.

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

COOPERSURGICAL

CooperSurgical offers a broad array of products used in the care and treatment of women's health. The Company participates in the women's healthcare market through offering quality products, innovative technologies and superior service to clinicians worldwide. CooperSurgical collaborates with clinicians to identify products and new technologies from disposable products to sophisticated instruments and equipment. The result is a broad portfolio of products that aid in the delivery of improved clinical outcomes that healthcare professionals use routinely in the diagnosis and treatment of a wide spectrum of women's health issues.

Since its inception in 1990, CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring products and companies that complement its business model.

Acquisition of Origio
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

•	Sterilization is a frequently performed surgical procedure.

•	Hysterectomy, one of the most commonly performed surgical procedures, is increasingly performed using a laparoscopic approach.

•	The trend to move hospital-based procedures to an office or clinical setting is continuing as seen with the endometrial ablation procedure.

CooperSurgical's Fiscal 2013 Net Sales Growth

During fiscal 2013, CooperSurgical's net sales grew 25 percent, or 3 percent excluding acquisitions, to $319.4 million from $255.9 million in fiscal 2012, representing 20 percent of Cooper's net sales in fiscal 2013 compared to 18 percent in fiscal 2012. With the acquisition of Origio in July 2012, sales of fertility products now represent 33 percent of CooperSurgical's net sales as compared to 16 percent in fiscal 2012.

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

RESEARCH AND DEVELOPMENT

Cooper employs about 245 people in its research and development and manufacturing engineering departments. Most of these employees are in CooperVision. CooperVision product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, clinical trials, microbiology and biochemistry. CooperVision's research and development activities primarily include programs to develop new contact lens designs.

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

Cooper-sponsored research and development expenditures during fiscal 2013, 2012 and 2011 were $58.8 million, $51.7 million and $43.6 million, respectively. Research and development expenditures represented 4 percent of net sales in fiscal 2013 and 2012, and 3 percent in 2011. During fiscal 2013, CooperVision represented 79 percent and CooperSurgical represented 21 percent of the total research and development expenses. We did not participate in any customer-sponsored research and development programs during fiscal 2011 - 2013.

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

Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; new FDA unique device identifier legislation which requires changes to labeling and packaging; the recently enacted Physician Payments Sunshine Act requiring the reporting of certain payments to health care practitioners made after August 1, 2013; and medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations.
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

No individual patent or license is material to the Company or either of its principal business units other than our License Agreement effective as of November 19, 2007, between CooperVision and CIBA Vision AG and CIBA Vision Corporation. This license relates to patents covering CooperVision's silicone hydrogel contact lens products. The Company’s royalty obligations under this License Agreement extend until the expiration of the applicable patent rights, which the Company believes will occur in September 2014 in the United States and in March 2016 outside of the United States.

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

The information required by this item is included in the "Business Segment Information" of our notes to consolidated financial statements and "Risk Factors" as part of this Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

EMPLOYEES

On October 31, 2013, the Company had about 8,000 employees. The Company believes that its relations with its employees are good.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2013 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended October 31, 2013, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Each of our businesses operates within a highly competitive environment. In our soft contact lens business, CooperVision faces intense competition from competitors' products, in particular silicone hydrogel contact lenses, and may face increasing competition as other new products enter the market. Our major competitors in the contact lens business, Johnson & Johnson Vision Care, Inc., CIBA Vision (owned by Novartis AG) and Bausch & Lomb, Inc. (owned by Valeant Pharmaceuticals International, Inc.), have substantially greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and/or larger manufacturing volumes than CooperVision. They offer competitive products and differentiated materials, plus a variety of other eye care products including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. The market for contact lenses is intensely competitive and is characterized by declining sales volumes for older product lines and growing demand for silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to introduce new products successfully, on a timely basis in the Americas, EMEA and Asia Pacific, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capabilities. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years. As part of our growth strategy, particularly at CooperSurgical, we intend to continue to consider acquiring complementary technologies, products and businesses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or write-offs of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. In fiscal 2012, CooperSurgical completed the acquisition of Origio a/s. This acquisition added significant operations to CooperSurgical and greatly expanded its international business. The Origio acquisition has correspondingly added risks to CooperSurgical. Risks we could face with respect to acquisitions, including the Origio acquisition, include:

•
difficulties in, and expenses related to, the integration of the operations, technologies, products and personnel of the acquired company and establishment of appropriate accounting controls and reporting procedures and other regulatory compliance procedures;

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

A significant portion of our current operations for CooperVision and our newly acquired Origio business are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America and Europe. Approximately two-thirds of our net sales for CooperVision for the fiscal years ended October 31, 2013 and 2012, respectively, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

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

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth. The U.S. economy has experienced a recession and faces continued concerns about the systemic impacts of adverse economic conditions such as the growing U.S. deficit, high energy costs, geopolitical issues, the availability and cost of credit, and an unstable real estate market. Foreign countries, in particular the Euro zone, are affected by similar systemic impacts. As a result, we continue to have lower than historical expectations for market growth in fiscal 2014.

Continued turbulence in the United States and international markets and economic conditions may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to replace maturing liabilities and to access the capital markets to meet liquidity needs, which could have a material adverse effect on our financial condition and results of operations.

We face risks associated with disruption of manufacturing and distribution operations and failure to develop new manufacturing processes that could adversely affect our profitability or competitive position.

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing or distribution facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events), enforcement action by the FDA or other regulatory body if we are found to be in non-compliance with current Good Manufacturing Practices (cGMP) or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In addition, materials such as silicone hydrogel require improvements to our manufacturing processes to make them cost effective. While we have improved our manufacturing capabilities for our silicone hydrogel products, our failure to continue to develop improvements to our manufacturing processes and reduce our cost of goods could significantly impact our ability to compete.

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in the United Kingdom and Puerto Rico. CooperSurgical manufactures the majority of its products in Trumbull, Connecticut, Stafford, Texas, Malov, Denmark, and Pasadena, California. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities, and because this process is expensive, we generally have not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

CooperVision distributes products out of West Henrietta, New York, Hampshire, United Kingdom, Liege, Belgium and various smaller international distribution facilities. CooperSurgical's products are primarily distributed out of its facilities in Trumbull, Connecticut, and Malov, Denmark. Any prolonged disruption in the operations of our existing distribution facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on independent suppliers for key raw materials, consisting primarily of various chemicals and packaging materials. Raw materials used in our operations are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. For example, some of the primary material used to make our silicone hydrogel contact lens products, including MyDay, Biofinity and Avaira, are supplied by a sole supplier. We may suffer a disruption in the supply of our silicone hydrogel contact lens products if our suppliers, particularly those which are the sole source of any necessary material, fail to supply sufficient material on a timely basis or at all for any reason and/or we need to switch to an alternative supplier. A disruption in the supply of raw materials could disrupt production of our silicone hydrogel contact lens products, thereby adversely impacting our ability to market and sell such products and our ability to compete in this important segment of the contact lens market.

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

We also may seek to enforce our intellectual property rights on others through litigation. Our claims, even if meritorious, may be found invalid or inapplicable to a party we believe infringes or has misappropriated our intellectual property rights. In addition, litigation can:

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

The laws of foreign countries in which we do business or contemplate doing business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in a judicial or administrative proceeding could prevent us from manufacturing and selling our products or prevent us from stopping others from manufacturing and selling competing products, and thereby have a material adverse affect on our business, financial condition and results of operations.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay our credit facilities under certain circumstances.

Our credit facilities contain financial and other restrictive covenants that could limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, which could adversely affect our business, earnings and financial condition.

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

As a result of our international operations, currency exchange rate fluctuations may affect our results of operations and financial position. Our most significant currency exposures are the British pound sterling, euro and Japanese yen. We expect to generate an increasing portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. To the extent we are unable to materially offset non-nonfunctional currency flows, exchange rate fluctuations could have a positive or negative impact on our financial condition and results of operations. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings and can make it more difficult for our shareholders to understand the relative strengths or weaknesses of the underlying business on a period-over-period comparative basis. Although from time to time we enter into foreign exchange agreements with financial institutions to reduce our net exposure to fluctuations in foreign currency values relative to our non-functional currency obligations or balances, these hedging transactions do not eliminate that risk entirely.

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

Certain provisions of our Second Restated Certificate of Incorporation and Amended and Restated By-laws may inhibit changes in control of the Company not approved by our Board of Directors. These provisions include: (i) advance notice requirements for stockholder proposals and nominations and (ii) the authority of our board to issue without stockholder approval preferred stock with such terms as our board may determine. We also have the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. Our Board of Directors extended our preferred stock purchase rights plan, commonly known as a “poison pill,” pursuant to an amended rights agreement dated as of October 29, 2007, that expires on October 29, 2017. The rights agreement is intended to prevent abusive hostile takeover attempts by requiring a potential acquirer to negotiate the terms of an acquisition with our Board of Directors. However, it could have the effect of deterring or preventing an acquisition of our Company, even if a majority of our stockholders would be in favor of such acquisition, and could also have the effect of making it more difficult for a person or group to gain control of the Company or to change existing management.

Risks Relating to Government Regulation of Manufacture and Sale of Our Products

Our failure to comply with regulatory requirements or to receive regulatory clearance or approval for our products or operations could adversely affect our business.

Our products and operations are subject to rigorous regulation by the FDA, and numerous other federal, state and foreign governmental authorities. In the United States, the FDA regulates virtually all aspects of a medical device's design, development, testing, manufacture, safety, labeling (including, for example the upcoming FDA unique device identifier regulations), storage, recordkeeping, reporting, marketing, promotion and distribution, as well as the export of medical devices manufactured in the United States to foreign markets.

Our failure to comply with FDA regulations could lead to the imposition of administrative or judicial sanctions, including injunctions, suspensions or the loss of regulatory approvals, product recalls, termination of distribution or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

Our medical devices require clearance or approval by the FDA before they can be commercially distributed in the United States and may require similar approvals by foreign regulatory agencies before distribution in foreign jurisdictions. Medical devices may only be marketed for the indications for which they are approved or cleared. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA, can be costly and time consuming. There can be no assurance that such clearances and approvals will be granted on a timely basis, if at all, or that significant delays in the introduction of any new products or product enhancements will occur, which could adversely affect our competitive position and results of operations. In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay premarket approval or clearance of our products or could impact our ability to market our currently approved or cleared products. For example, the FDA recently has been reviewing the premarket clearance process in response to internal and external concerns regarding the 510(k) program. In January 2011, the FDA announced a plan of action that included twenty-five action items designed to make the process more rigorous and transparent. Since then the FDA has implemented some changes intended to improve its premarket programs. Some of these changes and proposals under consideration could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances for our products, increase the cost of compliance, or restrict our ability to maintain our current clearances.

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

In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, the reporting of certain payments to health care practitioners in certain markets (for example, the French Sunshine Act of 2013), duties and tax requirements. Many of the regulations applicable to our devices and products in such countries are similar to those of the FDA.

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

In recent years, an increasing number of healthcare reform proposals have been formulated by the legislative and executive branches of the United States federal and state governments. In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we refer to collectively as the Health Care Reform Law. The Health Care Reform Law makes extensive changes to the delivery of health care in the United States. Among the provisions of the Health Care Reform Law, of greatest importance to the medical device industry are the following:

•	A 2.3 percent excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which exceptions include all contact lenses;

•	A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
New reporting and disclosure requirements on medical device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, and any ownership and investment interests held by physicians or their immediate family members, and any payments or other “transfers of value” to such owners. Manufacturers were required to begin data collection on August 1, 2013 and will be required to report such data to the government by March 31, 2014 and by the 90th calendar day of each year thereafter;

•
Payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models;

•
Creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to reduce Medicare spending and those recommendations could have the effect of law even if Congress doesn't act on the recommendations; and

•	Establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

These measures could result in decreased net revenues or increased expenses from our medical device products and decrease potential returns from our development efforts. At this time, the full effect that the Health Care Reform Law would have on our business remains unclear. For example, the Health Care Reform Law imposes a new excise tax of 2.3 percent of the price for which certain medical devices are sold, which went into effect on January 1, 2013. CooperVision is not affected by this new tax because contact lenses are excluded from the tax. However, United States sales of almost all of CooperSurgical's products are subject to this new tax. We cannot anticipate at this time the magnitude of this new tax as there are significant uncertainties concerning key definitions and terms within the law.

Other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers.

We expect that additional state and federal healthcare reform measures will be adopted in the future, including those initiatives affecting coverage and reimbursement for our products, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could adversely affect the growth of the market for our products or demand for our products, or result in additional pricing pressures. Also, any adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches. We cannot predict the effect such reforms or the prospect of their enactment may have on our business.

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

While we do not believe that we are a covered entity or a business associate under HIPAA, many of our customers may be covered entities or business associates subject to HIPAA. Some customers as an expectation of transacting business with us may require us to enter into business associate agreements, which would obligate us to safeguard and restrict the manner in which we use certain protected health information (as defined by HIPAA) that we obtain in the course of our commercial relationship with them, triggering potential liability on us for failure to meet our contractual obligations. Alternatively, some customers may limit the scope of our commercial relationship with them with regard to our access to certain protected health information. Pursuant to the HITECH Act, if the government determines that we are a business associate, we could be additionally subject to direct governmental enforcement for failure to comply with certain privacy and security requirements. In addition, the final omnibus rule released in January 2013, among other things, modifies the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches. The costs of complying with these contractual obligations and new legal and regulatory requirements, and the potential liability associated with failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Indeed, changes in state laws and model codes of ethics have required us to alter certain of our compliance efforts. For example, in April of 2009, Massachusetts issued regulations governing the conduct of pharmaceutical and medical device manufacturers with respect to healthcare practitioners. This regulation became effective on July 1, 2009 and sets forth what medical device manufacturers may and may not permissibly do with respect to providing meals, sponsoring continuing medical education and otherwise providing payments or items of economic benefit to healthcare practitioners located within the state. Additionally, the regulation requires medical device manufacturers to have in place robust fraud and abuse compliance programs. Other states (e.g., California, Vermont and Nevada) have adopted similar laws. The Advanced Medical Technology Association (AdvaMed), a trade association representing the interests of medical device manufacturers, has also released a revised code of ethics outlining permissible interactions with health care professionals. This code became effective July 1, 2009. These laws, regulations and guidance documents act to limit our marketing practices, require the dedication of resources to ensure compliance, and expose us to additional liabilities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a summary of Cooper's principal facilities as of October 31, 2013. Cooper generally leases its office and operations facilities but owns several manufacturing and research and development facilities, including 205,850 square feet in Hamble, United Kingdom, 49,500 square feet in Scottsville, New York, 63,787 square feet in Malov, Denmark, and 33,630 square feet in Stafford, Texas. Our lease agreements expire at various dates through the year 2030. The Company believes its properties are suitable and adequate for its businesses.

Location	Approximate Square Feet	Operations
AMERICAS
United States
California	112,727	Executive offices; CooperVision research & development and CooperVision administrative offices; CooperSurgical manufacturing and distribution
New York	390,277	CooperVision manufacturing, marketing, distribution and administrative offices
Connecticut	210,837	CooperSurgical manufacturing, marketing, distribution, research & development and administrative offices
Texas	33,630	CooperSurgical manufacturing
Wisconsin	18,000	CooperSurgical manufacturing
New Jersey	10,600	CooperSurgical marketing
Puerto Rico
Juana Diaz	333,124	CooperVision manufacturing and distribution
Canada
Ontario	11,647	CooperVision marketing
Brazil
Sao Paulo	17,545	CooperVision marketing and distribution
EMEA
United Kingdom
Hampshire	493,128	CooperVision manufacturing, marketing, distribution, research & development and administrative offices; CooperSurgical marketing
Belgium
Liege	119,146	CooperVision distribution
Denmark
Malov	63,787	CooperSurgical manufacturing, marketing and administrative offices
Germany
Berlin	13,255	CooperSurgical manufacturing, marketing and distribution
Frankfurt	14,694	CooperVision marketing and distribution
Italy
Milan	29,150	CooperVision marketing and distribution
Firenze	2,047	CooperSurgical marketing
Spain
Madrid	29,301	CooperVision marketing and distribution
Barcelona	1,377	CooperSurgical marketing
South Africa
Johannesburg	13,250	CooperVision marketing and distribution
France
Nice	12,184	CooperVision marketing and distribution
ASIA PACIFIC
Japan	63,590	CooperVision manufacturing, marketing, distribution and administrative offices; CooperSurgical marketing
Australia	29,973	CooperVision manufacturing, marketing, distribution and administrative offices
Other Asia Pacific	45,187	CooperVision and CooperSurgical marketing and distribution

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the fiscal fourth quarter of 2013, the Company did not submit any matters to a vote of the Company's security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Cooper's common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2013 and 2012:

	2013		2012
Quarterly Common Stock Price Range Years Ended October 31,	High	Low	High	Low
Fiscal Quarter Ended
January 31	$102.47	$88.80	$73.28	$52.60
April 30	$110.85	$100.24	$88.74	$72.41
July 31	$129.06	$105.71	$89.31	$72.44
October 31	$135.41	$124.00	$100.92	$71.40

At November 30, 2013, there were 544 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of about $2.9 million in fiscal 2013 and $2.9 million in fiscal 2012. Dividends are paid when, as and if declared at the discretion of our Board of Directors from funds legally available for that purpose. Our Board of Directors periodically reviews our dividend policy and considers the Company's earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Performance Graph

The following graph compares the cumulative total return on the Company's common stock with the cumulative total return of the Standard & Poor's Smallcap 600 Stock Index and the Standard & Poor's Health Care Equipment Index for the five-year period ended October 31, 2013. The graph assumes that the value of the investment in the Company and in each index was $100 on October 31, 2008, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cooper Companies, Inc., the S&P Smallcap 600 Index
and the S&P Health Care Equipment Index
*$100 invested on 10/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	10/08	1	10/09	10/10	10/11	10/12	10/13
The Cooper Companies, Inc.	$100.00		$170.42	$300.66	$422.67	$585.89	$789.16
S&P Smallcap 600	$100.00		$105.56	$133.30	$147.34	$167.38	$232.80
S&P Health Care Equipment	$100.00		$95.53	$99.35	$105.90	$120.91	$151.80

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three-month period ended October 31, 2013, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
8/1/13 – 8/31/13	—	$—	—	$184,500,000
9/1/13 – 9/30/13	177,526	$129.72	177,526	$161,500,000
10/1/13 – 10/31/13	782,725	$127.68	782,725	$61,500,000
Total	960,251	$128.06	960,251

The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The program as amended in December 2012 and December 2013 provides authorization for a total of $500.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At October 31, 2013, the remaining repurchase authorization under the 2012 Share Repurchase Program was approximately $61.5 million and was subsequently increased $200.0 million, by a December 12, 2013 amendment to the program, for a total remaining repurchase authorization of $261.5 million.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	2,355,861	$54.58	1,855,841
Equity compensation plans not approved by shareholders	—	—	—
Total	2,355,861	$54.58	1,855,841
__________

(1) The amount of total securities to be issued under equity plans shown in Column A includes 647,185 Restricted Stock Units granted pursuant to the Company's equity plans. These awards allow for the distribution of shares to the grant recipient upon the completion of time-based holding periods and do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B. Amounts in Column A do not reflect performance share awards without a final payout.

(2) Includes information with respect to the Second Amended and Restated 2007 Long-Term Incentive Plan for Employees of The Cooper Companies, Inc. (2007 Plan), which was approved by stockholders on March 16, 2011, and provides for the issuance of up to 5,230,000 shares of common stock, and the Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. (the Directors’ Plan), which was approved by stockholders on March 16, 2011, and provides for the issuance of up to 950,000 shares of common stock. As of October 31, 2013, up to 1,609,325 shares of common stock may be issued pursuant to the 2007 Plan and 246,516 shares of common stock may be issued pursuant to the 2006 Directors’ Plan.

Also includes information with respect to the 1996 Long Term Incentive Plan for Non-Employee Directors (1996 Directors' Plan) and the Second Amended and Restated 2001 Long Term Incentive Plan (2001 Plan) of The Cooper Companies, Inc., which were originally approved by stockholders on March 21, 1996 and March 28, 2001. The 1996 Directors' Plan and 2001 Plan have expired by their terms, but up to 354,200 shares of common stock may be issued pursuant to awards that remain outstanding under these plans.

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In thousands, except per share amounts)	2013	2012	2011	2010	2009
Consolidated Operations
Net sales	$1,587,725	$1,445,136	$1,330,835	$1,158,517	$1,080,421
Gross profit	$1,026,808	$924,010	$804,804	$676,723	$596,494
Income before income taxes	$312,271	$275,452	$192,764	$124,426	$114,828
Net income attributable to Cooper stockholders	$296,151	$248,339	$175,430	$112,803	$100,548
Diluted earnings per share attributable to Cooper stockholders	$5.96	$5.05	$3.63	$2.43	$2.21
Number of shares used to compute diluted earnings per share	49,685	49,152	48,309	46,505	45,478
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06
Consolidated Financial Position
Current assets	$747,241	$657,860	$540,347	$491,340	$503,878
Property, plant and equipment, net	739,867	640,255	609,205	593,887	602,568
Goodwill	1,387,611	1,370,247	1,276,567	1,261,976	1,257,029
Other intangible assets, net	198,769	214,783	128,341	114,177	114,700
Other assets	63,773	58,239	70,058	63,638	73,732
	$3,137,261	$2,941,384	$2,624,518	$2,525,018	$2,551,907
Short-term debt	$42,987	$25,284	$52,979	$19,159	$9,844
Other current liabilities	278,266	237,268	214,227	180,361	165,570
Long-term debt	301,670	348,422	327,453	591,977	771,630
Other liabilities	90,844	117,252	92,371	66,745	64,521
Total liabilities	713,767	728,226	687,030	858,242	1,011,565
Stockholders' equity	2,423,494	2,213,158	1,937,488	1,666,776	1,540,342
	$3,137,261	$2,941,384	$2,624,518	$2,525,018	$2,551,907

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Note numbers refer to “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

We discuss below the results of our operations for fiscal 2013 compared with fiscal 2012 and the results of our operations for fiscal 2012 compared with fiscal 2011. Certain prior period amounts have been reclassified to conform to the current period's presentation. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by United States debt and uncertainty surrounding employment, housing and credit concerns together with the European debt crisis and related foreign currency volatility impact our current performance and continue to represent a risk to our performance for fiscal year 2014.
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
We believe that the global market for single-use contact lenses is expanding and will continue to grow. In fiscal 2013, we launched MyDayTM, our single-use spherical silicone hydrogel lens, in Europe, and in fiscal 2012 we launched Proclear® 1 Day multifocal. We forecast increasing demand for our existing and future single-use products. To meet this anticipated demand, in fiscal 2014 we plan to continue the implementation of capital projects to invest in increased single-use manufacturing capacity. Competitive silicone hydrogel single-use lens products are gaining market share and represent a risk to our business.

On October 31, 2013, we completed a transaction to sell Aime, our rigid gas-permeable contact lens and solutions business in Japan, to Nippon Contact Lens Inc. In our fiscal fourth quarter of 2013, we recorded a pre-tax loss of approximately $21.1 million. The business was originally obtained as part of the December 1, 2010, acquisition which included obtaining the rights to market Biofinity in Japan. The divestiture is consistent with the strategy to focus on our core soft contact lens business. Additionally, Aime revenue has declined in recent periods, and the products have lower than average company margins. Results from operations of Aime are included in our Consolidated Statements of Income for fiscal 2013, 2012 and 2011. Post divestiture, we expect the transaction to be neutral to earnings per share.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The medical device segment of the women's healthcare market is highly fragmented. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring companies and products that complement its business model. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines. CooperSurgical product sales are categorized based on the point of healthcare delivery including products used in medical office and surgical procedures by obstetricians and gynecologists (ob/gyns) representing 67% of CooperSurgical's net sales. CooperSurgical's remaining sales represent products used in fertility clinics that now represent 33% of CooperSurgical's net sales up from 16% in the prior year period due to the July 2012 acquisition of Origio, a global in-vitro fertilization medical device company.
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

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement (Term Loan) that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. We utilized the funds provided by this Term Loan to repay amounts outstanding on our revolving Credit Agreement, and at October 31, 2013, $300.0 million remained outstanding on the Term Loan.
At October 31, 2013, we had $999.8 million available under the revolving Credit Agreement. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends.

2013 Compared with 2012

Highlights: 2013 vs. 2012

•	Net sales up 10% to $1.6 billion from $1.4 billion in fiscal year 2012.

•	Gross margin 65% of net sales up from 64%.

•	Operating income up 8% to $305.9 million from $283.4 million.

•	Interest expense down 22% to $9.2 million from $11.8 million.

•	Diluted earnings per share up 18% to $5.96 from $5.05.

•	Operating cash flow $415.9 million up 32% from $315.1 million.

Fiscal 2013 pre-tax results include a $21.1 million loss on divestiture of Aime, $14.1 million of insurance proceeds related to a business interruption claim and $0.6 million of costs related to the acquisition of Origio. Fiscal 2012 pre-tax results include a $1.4 million loss related to the May 31, 2012, amendment to our revolving Credit Agreement, and costs related to the acquisition of Origio consisting of $4.9 million in direct acquisition costs and a $0.4 million net gain related to the repayment of debt acquired recorded in interest expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Statistical Information – Percentage of Net Sales

Years Ended October 31,	2013	2013 vs. 2012 % Change	2012	2012 vs. 2011 % Change	2011
Net sales	100%	10%	100%	9%	100%
Cost of sales	35%	8%	36%	(1)%	40%
Gross profit	65%	11%	64%	15%	60%
Selling, general and administrative expense	38%	8%	39%	10%	38%
Research and development expense	4%	14%	4%	19%	3%
Amortization of intangibles	2%	26%	1%	17%	2%
Loss on divestiture of Aime	2%	—	—	—	—
Operating income	19%	8%	20%	25%	17%
Net Sales
Our two business units, CooperVision and CooperSurgical, generate all of our sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.
Net Sales Growth by Business Unit

Our consolidated net sales grew by $142.6 million in fiscal 2013 and $114.3 million in 2012:

($ in millions)	2013 vs. 2012	% Change	2012 vs. 2011	% Change
CooperVision	$79.1	7%	$68.1	6%
CooperSurgical	63.5	25%	46.2	22%
	$142.6	10%	$114.3	9%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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
The contact lens market consists primarily of disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months. Significantly, the market for spherical lenses is growing with value-

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

added spherical lenses to alleviate dry eye symptoms as well as lenses with aspherical optical properties or higher oxygen permeable lenses such as silicone hydrogels.

CooperVision’s Proclear brand aspheric, toric and multifocal contact lenses, manufactured using PC Technology, help enhance tissue/device compatibility and offer improved lens comfort.

CooperVision’s Biofinity brand silicone hydrogel spherical, toric and multifocal contact lenses, Avaira brand spherical and toric products and MyDay, our silicone hydrogel single-use products, are manufactured using proprietary Aquaform technology to increase oxygen transmissibility for longer wear. We believe that it is important to develop a full range of multifocal and single-use silicone hydrogel products due to increased pressure from silicone hydrogel products offered by our major competitors.

CooperVision net sales growth included increases in total sphere lenses up 4%, representing 56% of net sales and total toric lenses up 9%, representing 31% of net sales. Total multifocal lenses grew 29% to 10% of net sales up from 8% in the prior year on increased sales of Biofinity monthly and Proclear single-use multifocal products. Silicone hydrogel products, including MyDay, our single-use silicone hydrogel lens, grew 26% worldwide, representing 43% of net sales up from 36% in the prior year. Proclear product sales grew 6% as compared to the prior year and represented 25% of net sales, the same as the prior year. Older conventional lens products, including cosmetic lenses, declined 12% and represented 3% of net sales, the same as the prior year.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.
CooperVision Net Sales by Geography

($ in millions)	2013	2012	% Change
Americas	$546.2	$498.9	9%
EMEA	439.4	402.3	9%
Asia Pacific	282.7	288.0	(2)%
	$1,268.3	$1,189.2	7%
CooperVision’s worldwide net sales grew 7% in the year-to-year comparison. Americas net sales grew 9%, primarily due to market gains of CooperVision’s silicone hydrogel contact lenses along with single-use sphere and multifocal products. EMEA net sales increased 9% primarily driven by sales of silicone hydrogel lenses and single-use sphere and multifocal products. Net sales to the Asia Pacific region decreased 2% due to the negative impact of the weakening of the Japanese yen compared to the United States dollar. Excluding the impact of currency, sales in the Asia Pacific region grew on market gains of silicone hydrogel lenses and single-use products.
CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.
CooperSurgical Net Sales
CooperSurgical’s fiscal 2013 net sales increased 25% from fiscal 2012 to $319.4 million with net sales growth excluding acquisitions of 3%. Sales of products used in fertility clinics now represent 33% of net sales compared to 16% in the prior year due to the acquisition of Origio in July 2012. Sales of products used in medical office and surgical procedures by ob/gyns declined 1% as compared to the prior year and now

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

represent 67% of CooperSurgical's net sales compared to 84% in the prior year. CooperSurgical’s sales primarily comprise women’s healthcare products used in fertility procedures and by gynecologists and obstetricians in surgical procedures and in the medical office. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix, primarily sales of fertility products, along with increased average realized prices on disposable products influenced organic sales growth.
Acquisition of Origio: On July 11, 2012, we completed a voluntary tender offer for the outstanding shares of Origio a/s at a purchase price of Norwegian krone (NOK) 28 per share in cash, or $147.4 million, and acquired about 97% of the outstanding shares. During our fiscal fourth quarter of 2012 and our fiscal first quarter of 2013, we completed a mandatory redemption to obtain the remaining shares in accordance with the Danish Companies Act. We, through our subsidiaries, financed the acquisition with available offshore cash and credit facilities. Origio is a global in-vitro fertilization (IVF) medical device company that develops, manufactures and distributes highly specialized products that target IVF treatment with a goal to make fertility treatment safer, more efficient and convenient. Based in Malov, Denmark, Origio had approximately 320 employees. We assumed about $45.4 million of Origio's debt that we repaid concurrent with the acquisition. Our allocation of the purchase price at fair value included amortizable intangible assets of $107.7 million and goodwill of $103.7 million. We incurred $4.9 million of acquisition costs which were primarily reported as selling, general and administrative expense in our Consolidated Statement of Income. See Note 2 for additional information.

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

Fiscal 2012 pre-tax results include a $1.4 million loss related to the May 31, 2012, amendment to our revolving Credit Agreement, and costs related to the acquisition of Origio consisting of $4.9 million in direct acquisition costs and a $0.4 million net gain related to the repayment of debt acquired recorded in interest expense. Fiscal 2011 pre-tax results included a charge of $20.4 million related to the limited recall of Avaira contact lenses, costs of $16.5 million related to the redemption of our Senior Notes, a $10.0 million charge related to the settlement of all claims in a patent infringement lawsuit and restructuring costs of $1.9 million related to the CooperVision manufacturing restructuring plan that was completed in fiscal 2011.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Statistical Information – Percentage of Net Sales

Years Ended October 31,	2012	2012 vs. 2011 % Change	2011	2011 vs. 2010 % Change	2010
Net sales	100%	9%	100%	15%	100%
Cost of sales	36%	(1)%	40%	9%	42%
Gross profit	64%	15%	60%	19%	58%
Selling, general and administrative expense	39%	10%	38%	18%	37%
Research and development expense	4%	19%	3%	24%	3%
Amortization of intangibles	1%	17%	2%	14%	2%
Operating income	20%	25%	17%	20%	16%
Net Sales Growth by Business Unit

Our consolidated net sales grew by $114.3 million in fiscal 2012 and $172.3 million in 2011:

($ in millions)	2012 vs. 2011	% Change	2011 vs. 2010	% Change
CooperVision	$68.1	6%	$150.6	16%
CooperSurgical	46.2	22%	21.7	12%
	$114.3	9%	$172.3	15%
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
CooperVision’s worldwide net sales grew 6% in the year-to-year comparison. Americas net sales grew 6%, primarily due to market gains of CooperVision’s silicone hydrogel lenses and single-use lenses. EMEA net sales grew 1% primarily driven by sales growth of silicone hydrogel lenses, as sales in fiscal 2012 were negatively impacted due to the weakening euro and the British pound compared to the United States dollar. Net sales to the Asia Pacific region grew 14%, primarily due to sales growth in fiscal 2012 of single-use lenses and silicone hydrogel lenses. Asia Pacific net sales growth was positively impacted by the strengthening of the Japanese yen and Australian dollar compared to the United States dollar.
CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.
CooperSurgical Net Sales
CooperSurgical’s fiscal 2012 net sales increased 22% from fiscal 2011 to $255.9 million with net sales growth excluding acquisitions of 6%. Origio net sales of $25.1 million are included in fiscal 2012 beginning on July 1, 2012. Sales of products used in surgical procedures grew 19% and represented 36% of CooperSurgical’s fiscal 2012 net sales, 40% excluding Origio's IVF business, compared to 37% in the prior year. Unit growth and product mix along with increased average realized prices on disposable products have influenced organic sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2013 Compared to 2012 and 2012 Compared to 2011
Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2013	2012	2011
CooperVision	65%	63%	60%
CooperSurgical	64%	66%	65%
Consolidated	65%	64%	60%
The increase in CooperVision's gross margin is largely attributable to the lower royalty payment on our silicone hydrogel products beginning on January 1, 2013, increased manufacturing efficiencies and product mix. Sales of higher margin Biofinity products increased as compared to the prior year. Sales of our lower margin Avaira family of products also grew in the fiscal 2013 as we completed the relaunch of these products that compete in the two-week modality market. Gross margin was unfavorably impacted by lower net sales on products sold in Japan due to the weakening of the Japanese yen as compared to the United States dollar in fiscal 2013. The sequential increases in gross margin over the fiscal years presented are largely attributable to improvements in manufacturing efficiencies and product mix, primarily the shift to higher margin Biofinity silicone hydrogel products. We expect our plans to ramp up production of MyDay, our single-use spherical silicone hydrogel lens, to provide headwinds to our gross margin over future fiscal periods.
The decrease in CooperSurgical's gross margin for fiscal 2013 as compared to fiscal 2012 is largely attributable to product mix and increased sales of lower margin fertility products due to the acquisition of Origio in July 2012. Sales of lower margin fertility products now represent 33% of net sales compared to 16% in fiscal 2012. The increase in CooperSurgical’s gross margin for fiscal 2012 as compared to fiscal 2011 is largely attributable to manufacturing efficiency improvements and product mix. The changes in product mix included higher margins on products used in surgical procedures that grew 19% over the prior year and represented 36% of net sales in fiscal 2012, or 40% excluding Origio sales for the last four months of 2012, compared to 37% in fiscal 2011. The increase was partially offset by the inclusion of four months of sales of lower margin fertility products from the acquisition of Origio in July 2012.
Selling, General and Administrative Expense (SGA)

($ in millions)	2013	% Net Sales	% Change	2012	% Net Sales	% Change	2011	% Net Sales
CooperVision	$448.2	35%	3%	$433.5	36%	6%	$410.2	37%
CooperSurgical	118.5	37%	27%	93.0	36%	32%	70.6	34%
Corporate	44.0	—	15%	38.4	—	19%	32.3	—
	$610.7	38%	8%	$564.9	39%	10%	$513.1	38%
Consolidated SGA decreased to 38% of net sales in fiscal 2013 from 39% of net sales in fiscal 2012 and was flat as compared to fiscal 2011.
The 3% increase in CooperVision's SGA in fiscal 2013 compared to fiscal 2012 in absolute dollars is primarily due to our investment in sales and marketing, including increased headcount, to reach new customers and support geographic expansion. Programs included the promotion of our silicone hydrogel products, including MyDay, our single-use spherical silicone hydrogel lens, and Proclear 1 Day multifocal in Japan. SGA as a percent of net sales decreased to 35% from 36% and 37% in fiscal 2012 and 2011, respectively, primarily due to reduced legal costs and the $10.0 million patent litigation settlement in fiscal 2011 discussed below.
The 27% increase in CooperSurgical's SGA in absolute dollars in fiscal 2013 as compared to fiscal 2012 and the increase as a percentage of net sales is primarily due to operating expenses related to Origio, including approximately $0.6 million of acquisition costs in fiscal 2013. In addition to the acquisition and integration

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

activities related to Origio, CooperSurgical continues to invest in sales activities to promote our products, with emphasis on products used in surgical procedures, and to reach new customers. On January 1, 2013, the new medical device excise tax became effective on sales of CooperSurgical's products in the United States and added $2.4 million to SGA expense in fiscal 2013.
The 32% increase in CooperSurgical's SGA in absolute dollars in fiscal 2012 as compared to fiscal 2011 as well as the increase as a percentage of sales is primarily due to operating expenses related to Origio as well as approximately $4.6 million of acquisition costs expensed in fiscal 2012. Fiscal 2012 SGA was 34% as a percentage of net sales, the same as fiscal 2011, excluding Origio operating expenses and related acquisition costs.
Corporate headquarters’ SGA increased 15% in absolute dollars in fiscal 2013 primarily due to increased share-based compensation costs. The 19% growth in absolute dollars in fiscal 2012 as compared to fiscal 2011 was primarily due to increased share-based compensation costs and legal expenses.
Research and Development Expense (R&D)

($ in millions)	2013	% Net Sales	% Change	2012	% Net Sales	% Change	2011	% Net Sales
CooperVision	$46.4	4%	10%	$42.3	4%	14%	$37.0	3%
CooperSurgical	12.4	4%	32%	9.4	4%	43%	6.6	3%
	$58.8	4%	14%	$51.7	4%	19%	$43.6	3%
The sequential increases in CooperVision's R&D in absolute dollars over the fiscal years presented and the fiscal 2012 increase as a percentage of net sales as compared to the prior year are primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s research and development activities primarily include programs to develop new contact lens designs.
The sequential increases in CooperSurgical's R&D in absolute dollars over the fiscal years presented and the fiscal 2012 increase as a percentage of net sales as compared to the prior year are due to the addition of Origio's in-vitro fertilization product development and investments in the design and upgrade of surgical procedure devices.
Divested Operation
On October 31, 2013, we completed a transaction to sell Aime, our rigid gas-permeable contact lens and solutions business in Japan, to Nippon Contact Lens Inc. The business was originally obtained as part of the December 1, 2010 acquisition which included obtaining the rights to market Biofinity in Japan. The divestiture is consistent with CooperVision’s strategy to focus on its core soft contact lens business. Additionally, Aime revenue has declined in recent periods, and the products have lower than average company margins. Post divestiture, we expect the transaction to be neutral to earnings per share.
The Aime divestiture was originally announced on May 31, 2013, and met the criteria for classification as held for sale during the fiscal fourth quarter of 2013. During the fourth quarter of 2013, we completed several conditions to closing and facilitated the transfer of manufacturing technology. We recorded a pre-tax loss of approximately $21.1 million in our Consolidated Statement of Income for fiscal 2013. Results from operations of Aime are included in our Consolidated Statements of Income for fiscal 2013, 2012 and 2011, and we have not segregated the results of operations or net assets of Aime on our financial statements for any period presented. The disposition of the assets and liabilities of Aime did not qualify for classification as discontinued operations as CooperVision shall maintain continuing involvement through a distribution arrangement with Aime for a minimum of three years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Intangibles
Amortization of intangibles was $30.2 million in fiscal 2013, $24.0 million in fiscal 2012 and $20.5 million in fiscal 2011. The 26% increase in fiscal 2013 as compared to fiscal 2012 and the 17% increase in fiscal 2012 as compared to fiscal 2011 were primarily due to intangible assets from acquisitions primarily the acquisition of Origio in July 2012.

Settlements

On December 2, 2011, CooperVision and Rembrandt Vision Technologies, L.P. entered into a settlement agreement under which CooperVision agreed to make a lump sum payment of $10.0 million to Rembrandt, and Rembrandt executed a covenant not to sue regarding patent infringement claims. We recorded a charge in selling, general and administrative expense for the settlement in our fiscal fourth quarter of 2011.
Operating Income
Operating income grew $78.4 million or 35% between fiscal 2011 and fiscal 2013, increasing $22.6 million or 8% in fiscal 2013 from fiscal 2012 and $55.8 million or 25% in fiscal 2012 from fiscal 2011.

($ in millions)	2013	% Net Sales	% Change	2012	% Net Sales	% Change	2011	% Net Sales
CooperVision	$289.3	23%	10%	$262.8	22%	27%	$207.5	19%
CooperSurgical	60.6	19%	3%	59.0	23%	12%	52.4	25%
Corporate	(44.0)	—	(15)%	(38.4)	—	(19)%	(32.3)	—
	$305.9	19%	8%	$283.4	20%	25%	$227.6	17%
The increase in consolidated operating income in fiscal 2013 as compared to fiscal 2012 in absolute dollars was primarily due to the increase in gross profit of 11%, partially offset by the increase in operating expenses of 13%. The decrease in consolidated operating income as a percentage of sales in fiscal 2013 as compared to fiscal 2012 was primarily due to the $21.1 million loss on divestiture of Aime, discussed above, recorded in operating expenses for CooperVision. CooperSurgical's operating income in fiscal 2012 increased in absolute dollars primarily due to the increase in gross profit that also included the results of Origio beginning in July 2012, and operating income decreased as a percentage of sales primarily due to the $4.6 million of Origio acquisition costs.
Interest Expense
Interest expense decreased 22% to $9.2 million in fiscal 2013 constituting 0.6% of net sales in fiscal 2013 as compared to 0.8% of net sales in fiscal 2012. The fiscal 2013 decrease reflects lower average debt and lower average interest rates in the current year. Interest expense decreased 32% to $11.8 million in fiscal 2012 as compared to fiscal 2011 reflecting lower average debt and the reduction in our long-term borrowings used for capital expenditures together with lower interest rates as a result of the redemption of our 7.125% Senior Notes in February 2011. We had $300.0 million outstanding on the new Term Loan and $0.2 million outstanding under our revolving Credit Agreement at October 31, 2013, compared to $346.3 million outstanding under our revolving Credit Agreement at October 31, 2012.
Insurance Proceeds
On October 28, 2011, a manufacturing building in the United Kingdom experienced an incident in which a pipe broke in our fire suppression system, causing water and fire retardant foam damage to the facility. While this incident did not substantially impact our existing customers, the repairs to the facility and resultant decrease in manufacturing capacity impacted the timing of marketing initiatives to generate additional sales. In January 2013, we resolved our business interruption claim with our insurer for a total of $19.1 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We received payments of $5.0 million in our fiscal fourth quarter of 2012. In our fiscal first quarter of 2013, we recorded the remaining $14.1 million in our Consolidated Statement of Income of which we received payment of $2.9 million during the fiscal first quarter and payment of the remaining $11.2 million in the fiscal second quarter.
Losses on Extinguishment of Debt
In fiscal 2012, we recorded a $1.4 million loss related to the amendment to our revolving Credit Agreement on May 31, 2012. In fiscal 2011, we recorded a $16.5 million loss related to the repurchase of all outstanding 7.125% Senior Notes that includes the write-off of about $4.4 million of unamortized costs and the redemption premium of $12.1 million.
Other Income (Expense), Net

Years Ended October 31, (In millions)	2013	2012	2011
Foreign exchange gain (loss)	$0.1	$(1.5)	$(1.0)
Other, net	1.3	1.7	—
	$1.4	$0.2	$(1.0)
Provision for Income Taxes
We recorded income tax expense of $15.4 million in fiscal 2013 compared to $26.8 million in fiscal 2012. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for fiscal 2013 was 4.9% and for fiscal 2012 was 9.7%. The decrease in the ETR in fiscal 2013 is driven by changes in our geographic mix of income as well as discrete items primarily the loss on divestiture of Aime, the decrease in the United Kingdom's tax rate and the reinstatement of the federal R&D credit.
The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates reflecting the shift in the geographic mix of income during recent periods with income earned in foreign jurisdictions increasing as compared to income earned in the United States. As a result, the ratio of domestic income to worldwide income, primarily within CooperVision but augmented by CooperSurgical's July 2012 acquisition of Origio, has decreased over recent fiscal periods. A reduction in the ratio of domestic income to worldwide income effectively lowers the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where we operate are significantly lower than the statutory rate in the United States.
The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $97.0 million and a foreign effective tax rate of approximately 0.6% in our fiscal year 2013 compared to $71.3 million and a foreign effective tax rate of approximately 5.1% in our fiscal year 2012. The foreign jurisdictions with lower tax rates as compared to the United States federal statutory rate that had the most significant impact on our provision for foreign income taxes in the fiscal years presented include the United Kingdom, Barbados and Puerto Rico. See Note 5 for additional information.
Share Repurchases
In December 2011, we announced a $150.0 million share repurchase program, and in December 2012 the total authorized repurchase amount was increased to $300.0 million, both authorized by our Board of Directors. The program has no expiration date and may be discontinued at any time. During fiscal 2013, we repurchased 1.4 million shares of our common stock for $167.3 million at an average purchase price of $117.78 per share. During fiscal 2012, we repurchased 984 thousand shares of our common stock for $71.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

million at an average purchase price of $72.30 per share. At October 31, 2013, we had remaining authorization to repurchase about $61.5 million of our common stock. Subsequent to our fiscal year end, the Board of Directors authorized the repurchase of an additional $200.0 million under this program increasing the remaining authorization to $261.5 million. See Note 7 for additional information.
Share-Based Compensation Plans

We grant various share-based compensation awards, including stock options, performance shares, restricted stock and restricted stock units. The share-based compensation and related income tax benefit recognized in the consolidated financial statements in fiscal 2013 was $30.4 million and $8.8 million, respectively, compared to $22.8 million and $7.0 million, respectively, in fiscal 2012. As of October 31, 2013, there was $55.5 million of total unrecognized share-based compensation cost related to non-vested awards: $9.0 million for stock options; $36.7 million for restricted stock units; and $9.8 million for performance shares. The unrecognized compensation is expected to be recognized over weighted average remaining vesting periods of 3.1 years for nonvested stock options, 3.1 years for restricted stock units and 1.7 years for performance shares. Cash received from options exercised under all share-based compensation arrangements for fiscal 2013, 2012 and 2011 was $19.3 million, $55.1 million and $82.0 million, respectively.

We estimate the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. The use of different assumptions could lead to a different estimate of fair value. The expected life of the stock option is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. If our assumption for the expected life increased by one year, the fair value of an individual option granted in fiscal 2013 would have increased by approximately $3. To determine the stock price volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. If our assumption for stock price volatility increased by one percentage point, the fair value of an individual option granted in fiscal 2013 would have increased by less than $1.

We estimate stock option forfeitures based on historical data for each employee grouping and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed.

We grant performance units that provide for the issuance of common stock to certain executive officers and other key employees if the Company achieves specified long-term performance goals over a three-year period. We estimate the fair value of each award on the date of grant based on the current market price of our common stock. The total amount of compensation expense recognized reflects our initial assumptions of the achievement of the performance goals and the estimated forfeiture rates. We review our assessment of the probability of the achievement of the performance goals each fiscal quarter. If achievement of the goals are not met or it is determined that achievement of the goals is not probable, previously recognized compensation expense is adjusted prospectively to reflect the expected achievement. If we determine that achievement of the goals will exceed the original assessment, additional compensation expense is recognized prospectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
2013 Highlights

•	Operating cash flow $415.9 million up from $315.1 million in fiscal 2012.

•	Expenditures for purchases of property, plant and equipment $178.1 million up from $99.8 million in fiscal 2012.

•	Cash payments for acquisitions totaled $13.3 million compared to $145.3 million in fiscal 2012.

•	Total debt decreased to $344.7 million at the end of fiscal 2013 from $373.7 million at the end of fiscal 2012.
Comparative Statistics

Years Ended October 31, ($ in millions)	2013	2012
Cash and cash equivalents	$77.4	$12.8
Total assets	$3,137.3	$2,941.4
Working capital	$426.0	$395.3
Total debt	$344.7	$373.7
Stockholders’ equity	$2,423.5	$2,213.2
Ratio of debt to equity	0.14:1	0.17:1
Debt as a percentage of total capitalization	12%	14%
Working Capital
The increase in working capital at the end of fiscal 2013 from the end of fiscal 2012 was primarily due to increases in cash, inventory and other current assets. This increase was partially offset by increases in accounts payable and short-term debt.
The $18.7 million increase in inventory was primarily due to increased production of single-use silicone contact lenses and to support the relaunch of Avaira Toric contact lenses. At October 31, 2013, our inventory months on hand (MOH) were 6.9 representing an increase from 6.7 at October 31, 2012, due to the increase in inventory and the reduction of the royalty payment, recognized in costs of sales, for CooperVision's silicone hydrogel contact lenses. The $4.8 million decrease in trade accounts receivable was primarily due to timing of collections as well as the divestiture of Aime in October 2013. Our days sales outstanding (DSO) decreased to 53 days at October 31, 2013, from 54 days at October 31, 2012.
We have reviewed our needs in the United States for possible repatriation of undistributed earnings or cash of our foreign subsidiaries. We presently intend to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.
Operating Cash Flow
Cash flow provided by operating activities continued in fiscal 2013 as our major source of liquidity at $415.9 million compared to $315.1 million in fiscal 2012 and $336.3 million in fiscal 2011. Fiscal 2013 net income increased $48.3 million from the prior year to $296.9 million, and our results include $127.5 million of non-cash items primarily related to depreciation and amortization, $28.5 million related to share-based compensation, $21.1 million related to the divestiture of Aime and $8.9 million related to currency translation. Results also include changes in operating assets and liabilities, which primarily reflect the increases in

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

inventories and accrued income taxes payable. The $100.8 million increase in cash flow provided by operations in fiscal 2013 as compared to fiscal 2012 is primarily due to the fiscal 2013 increase in net income, that includes the loss on divestiture of Aime and the $14.1 million for insurance proceeds received, and the lower investment in inventories compared to fiscal 2012.
For fiscal 2013, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products and the $14.1 million for insurance proceeds received. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $5.4 million for interest.
For fiscal 2012, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $10.6 million for interest and the $10.0 million single lump-sum payment, accrued in fiscal 2011, to settle the Rembrandt Vision Technologies, L.P. lawsuit under the agreement reached on December 2, 2011.
Investing Cash Flow
Cash used in investing activities of $189.9 million in fiscal 2013 was for capital expenditures of $178.1 million, primarily to increase manufacturing capacity, and payments of $13.3 million related to acquisitions, partially offset by the $1.3 million insurance recovery related to facility repairs. As discussed in Outlook above, during fiscal 2013, CooperVision implemented capital projects to invest in increased single-use manufacturing capacity which is the primarily driver of the $117.4 million increase in construction in progress.

Cash used in investing activities of $238.5 million in fiscal 2012 was for capital expenditures of $99.8 million, primarily to increase manufacturing capacity, and payments of $145.3 million related to acquisitions, primarily the acquisition of Origio, partially offset by the $6.6 million insurance recovery related to facility repairs.
Financing Cash Flow
The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as share repurchases and share-based compensation awards. Cash used in financing activities of $161.6 million in fiscal 2013 was driven by $25.8 million for net repayments of debt, $167.3 million in payments for share repurchases under our share repurchase plan, $5.2 million to purchase Origio shares and other distributions to noncontrolling interests, a $3.6 million payment for contingent consideration and $2.9 million for dividends. Cash used in financing activities was partially offset by $37.4 million from the exercise of share-based compensation awards and $5.9 million from a construction allowance.
In fiscal 2012, the changes in cash flows from financing activities primarily related to borrowings and payments of debt as well as share-based compensation awards and share repurchases. Cash used in financing activities of $68.4 million in fiscal 2012 was driven by $56.7 million for net repayments of debt, including repayment of debt acquired with Origio, and $71.2 million in payments for share repurchases under our share repurchase plan together with dividends paid on our common stock of $2.9 million, $2.2 million to purchase Origio shares from noncontrolling interests and a $1.3 million payment for contingent consideration. Cash used in financing activities was partially offset by $55.1 million from the exercise of share-based compensation awards and $10.7 million for the excess tax benefit from share-based compensation arrangements.
At October 31, 2013, we had $300.0 million outstanding on the new Term Loan and $999.8 million available under the revolving Credit Agreement, and we are in compliance with our financial covenants including the Interest Coverage Ratio at 54.29 to 1.00 and the Total Leverage Ratio at 0.69 to 1.00. As defined, in both

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

the Credit Agreement and Term Loan, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement to be at least 3.00 to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to be no higher than 3.75 to 1.00.

OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2013, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	Total	2014	2015 & 2016	2017 & 2018	2019 & Beyond
Contractual obligations:
Long-term debt	$301.7	$—	$4.6	$296.6	$0.5
Interest payments	15.9	4.9	6.1	4.9	—
Operating leases	119.0	20.8	30.8	23.2	44.2
Land and building construction	11.4	11.4	—	—	—
Consideration for marketing rights	2.5	2.5	—	—	—
Contingent consideration	2.6	1.3	1.3	—	—
Total contractual obligations	453.1	40.9	42.8	324.7	44.7
Commercial commitments:
Stand-by letters of credit	3.0	3.0	—	—	—
Total	$456.1	$43.9	$42.8	$324.7	$44.7

The expected future benefit payments for pension plans through 2023 are disclosed in Note 9. Employee Benefits.

We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, about $29.0 million of our long-term income taxes payable have been excluded from the table above. However, other long-term liabilities, included in our consolidated balance sheet, included these uncertain tax positions. See Note 5 for additional information.

Inflation and Changing Prices

Inflation has had no appreciable effect on our operations in the last three fiscal years.

Recently Issued Accounting Pronouncements

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to present, either on the face of the statement where net income is presented or as a separate disclosure in the notes, the effect on the respective line items of net income for items required to be reclassified out of accumulated other comprehensive income to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in its entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. The Company does not anticipate that the adoption of this amendment, which is effective for the Company for the fiscal year beginning on November 1, 2013, will have a material impact on our consolidated results of operations, financial condition or cash flows.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. When a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available, or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company does not anticipate the adoption of these amendments, which are effective for the Company for the fiscal year beginning on November 1, 2014, will have a material impact on our consolidated results of operations, financial condition or cash flows.

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

•
Valuation of goodwill - We account for goodwill and evaluate our goodwill balances and test them for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist in accordance with related accounting standards. We performed our annual impairment test in our fiscal third quarter of 2013, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2012 and concluded that we had no impairment of goodwill in that year.

In fiscal 2013 and 2012, we performed qualitative assessments to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.

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

The expected life of the share-based awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In determining the expected volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the United States Treasury with a term equal to the expected life of the award. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

As share-based compensation expense recognized in our Consolidated Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant, based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

We are exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. Our policy is to reduce, to the extent reasonable and practical, its exposure to the impact of changing interest rates and foreign currency fluctuations by entering into a limited number of interest rate swaps and foreign currency forward exchange contracts, respectively. We do not emphasize such transactions to the same degree as some other companies with international operations. We do not enter into derivative financial instrument transactions for speculative purposes.

We operate multiple foreign subsidiaries that manufacture and market our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. We are exposed to risks caused by changes in foreign exchange, primarily to the British pound, euro and Japanese yen. Our policy is to minimize, to the extent reasonable and practical, transaction, remeasurement and specified economic exposures with derivatives instruments. Although we may enter into foreign exchange agreements with financial institutions to reduce our nonfunctional currency exposure, these hedging transactions do not eliminate that risk entirely. A hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would not have a material adverse impact on our financial condition or results of operations. For additional information, see Item 1A. Risk Factors and Note 1 to the consolidated financial statements.

We are also exposed to risks associated with changes in interest rates, as the interest rate on our senior unsecured syndicated credit facilities, including the revolving Credit Agreement and Term Loan, may vary with the London Interbank Offered Rate (LIBOR). We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement (Term Loan) that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. We utilized the funds provided by this Term Loan to repay amounts outstanding on our revolving Credit Agreement, and at October 31, 2013, $300.0 million remained outstanding on the Term Loan.

On May 31, 2012, we entered into an amendment to our Credit Agreement, originally entered into on January 12, 2011. The aggregate revolving commitment was increased to $1.0 billion from $750.0 million. This facility offers additional availability, lower interest rates and extends the maturity date to May 31, 2017, from January 12, 2016. In addition, we have the ability to increase the facility by up to an additional $500.0 million. KeyBank led the refinancing with certain banks that participated in the Credit Agreement retaining or increasing their participation.

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

October 31, (In millions)	2013	2012
Short-term debt	$43.0	$25.3
Long-term debt	301.7	348.4
Total	$344.7	$373.7
At October 31, 2013 the scheduled maturities of our fixed and variable rate long-term debt obligations, their weighted average interest rates and their estimated fair values were as follows:

Expected Maturity Date Fiscal Year ($ in millions)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	$0.4	$0.4	$0.4	$—	$0.5	$1.7	$1.7
Average interest rate	2.1%	2.5%	3.1%	4.8%	4.8%	4.8%
Variable interest rate	$—	$—	$3.8	$15.0	$281.2	$—	$300.0	$300.0
Average interest rate	1.0%	1.0%	1.0%	1.0%	1.0%	—

As the table incorporates only those exposures that existed as of October 31, 2013, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As of October 31, 2013, we had interest rate swaps outstanding that are designed to fix the variable borrowing costs related to $200.0 million of the outstanding balance on our credit agreements. If interest rates were to increase or decrease by 1% or 100 basis points, annual interest expense would increase or decrease by about $1.0 million. For further information about our debt, see Item 1A. Risk Factors and Note 1 and Note 4 to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Cooper Companies, Inc.:

We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 2013. We also have audited the Company's internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries as of October 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, The Cooper Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

San Francisco, California
December 20, 2013

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In thousands, except per share amounts)	2013	2012	2011
Net sales	$1,587,725	$1,445,136	$1,330,835
Cost of sales	560,917	521,126	526,031
Gross profit	1,026,808	924,010	804,804
Selling, general and administrative expense	610,735	564,903	513,138
Research and development expense	58,827	51,730	43,581
Amortization of intangibles	30,239	23,979	20,529
Loss on divestiture of Aime	21,062	—	—
Operating income	305,945	283,398	227,556
Interest expense	9,168	11,771	17,342
Gain on insurance proceeds	14,084	5,000	—
Loss on extinguishment of debt	—	1,404	16,487
Other income (expense), net	1,410	229	(963)
Income before income taxes	312,271	275,452	192,764
Provision for income taxes	15,365	26,808	17,334
Net income	296,906	248,644	175,430
Income attributable to noncontrolling interests	755	305	—
Net income attributable to Cooper stockholders	$296,151	$248,339	$175,430
Earnings per share attributable to Cooper stockholders - basic	$6.09	$5.18	$3.74
Earnings per share attributable to Cooper stockholders - diluted	$5.96	$5.05	$3.63
Number of shares used to compute earnings per share attributable to Cooper stockholders:
Basic	48,615	47,913	46,904
Diluted	49,685	49,152	48,309
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years Ended October 31, (In thousands)	2013	2012	2011
Net income	$296,906	$248,644	$175,430
Other comprehensive income (loss):
Foreign currency translation adjustment	2,607	(4,658)	5,817
Change in value of derivative instruments, net of tax provision (benefit) of $857, $289 and $(1,307), respectively	1,341	452	(3,798)
Change in minimum pension liability, net of tax provision (benefit) $7,399, $(5,764) and $(1,806), respectively	11,601	(8,986)	(2,804)
Unrealized gain on marketable securities, net of tax provision of $0, $20 and $5, respectively	—	41	9
Reclassification of realized gain on marketable securities to net income, net of tax of $27	(50)	—	—
Other comprehensive income (loss)	15,499	(13,151)	(776)
Comprehensive income	312,405	235,493	174,654
Comprehensive loss (income) attributable to noncontrolling interests	717	(285)	—
Comprehensive income attributable to Cooper stockholders	$313,122	$235,208	$174,654
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

October 31, (In thousands)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$77,393	$12,840
Trade accounts receivable, net of allowance for doubtful accounts of $5,261 at October 31, 2013 and $4,374 at October 31, 2012	229,537	234,297
Inventories	338,917	320,199
Deferred tax assets	41,179	39,417
Prepaid expense and other current assets	60,215	51,107
Total current assets	747,241	657,860
Property, plant and equipment, at cost	1,240,576	1,060,086
Less: accumulated depreciation and amortization	500,709	419,831
	739,867	640,255
Goodwill	1,387,611	1,370,247
Other intangibles, net	198,769	214,783
Deferred tax assets	16,279	14,434
Other assets	47,494	43,805
	$3,137,261	$2,941,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$42,987	$25,284
Accounts payable	108,172	85,056
Employee compensation and benefits	63,414	59,441
Accrued income taxes	2,518	3,640
Other current liabilities	104,162	89,131
Total current liabilities	321,253	262,552
Long-term debt	301,670	348,422
Deferred tax liabilities	24,883	30,971
Accrued pension liability and other	65,961	86,281
Total liabilities	713,767	728,226
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 50,335 at October 31, 2013 and 49,447 at October 31, 2012	5,034	4,945
Additional paid-in capital	1,329,329	1,265,202
Accumulated other comprehensive loss	(15,762)	(31,261)
Retained earnings	1,311,851	1,018,618
Treasury stock at cost: 2,340 shares at October 31, 2013 and 1,007 shares at October 31, 2012	(225,917)	(64,753)
Total Cooper stockholders' equity	2,404,535	2,192,751
Noncontrolling interests	18,959	20,407
Stockholders’ equity	2,423,494	2,213,158
	$3,137,261	$2,941,384
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at October 31, 2010	45,827	$4,583	313	$31	$1,083,779	$(17,334)	$600,522	$(4,805)	$—	$1,666,776
Net income attributable to Cooper stockholders	—	—	—	—	—	—	175,430	—	—	175,430
Other comprehensive loss, net of tax	—	—	—	—	—	(776)	—	—	—	(776)
Issuance of common stock for stock plans	2,019	202	(144)	(14)	79,632	—	—	2,215	—	82,035
Tax benefit from exercise of stock options	—	—	—	—	2,963	—	—	—	—	2,963
Dividends on common stock	—	—	—	—	—	—	(2,816)	—	—	(2,816)
Share-based compensation expense	—	—	—	—	13,876	—	—	—	—	13,876
Balance at October 31, 2011	47,846	$4,785	169	$17	$1,180,250	$(18,110)	$773,136	$(2,590)	$—	$1,937,488
Net income attributable to Cooper stockholders	—	—	—	—	—	—	248,339	—	—	248,339
Other comprehensive loss, net of tax	—	—	—	—	—	(13,151)	—	—	—	(13,151)
Issuance of common stock for stock plans	1,578	157	(146)	(14)	45,923	—	—	8,987	—	55,053
Treasury stock repurchase	(984)	(98)	984	98	—	—	—	(71,150)	—	(71,150)
Tax benefit from exercise of stock options	—	—	—	—	17,566	—	—	—	—	17,566
Dividends on common stock	—	—	—	—	—	—	(2,857)	—	—	(2,857)
Share-based compensation expense	—	—	—	—	21,540	—	—	—	—	21,540
Noncontrolling interests	—	—	—	—	(77)	—	—	—	20,407	20,330
Balance at October 31, 2012	48,440	$4,844	1,007	$101	$1,265,202	$(31,261)	$1,018,618	$(64,753)	$20,407	$2,213,158
Net income attributable to Cooper stockholders	—	—	—	—	—	—	296,151	—	—	296,151
Other comprehensive income, net of tax	—	—	—	—	—	15,499	—	—	—	15,499
Issuance of common stock for stock plans	976	98	(88)	(9)	13,028	—	—	6,170	—	19,287
Treasury stock repurchase	(1,421)	(142)	1,421	142	—	—	—	(167,334)	—	(167,334)
Tax benefit from exercise of stock options	—	—	—	—	21,799	—	—	—	—	21,799
Dividends on common stock	—	—	—	—	—	—	(2,918)	—	—	(2,918)
Share-based compensation expense	—	—	—	—	28,538	—	—	—	—	28,538
Purchase of shares from noncontrolling interests	—	—	—	—	762	—	—	—	(1,062)	(300)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,141)	(1,141)
Noncontrolling interests	—	—	—	—	—	—	—	—	755	755
Balance at October 31, 2013	47,995	$4,800	2,340	$234	$1,329,329	$(15,762)	$1,311,851	$(225,917)	$18,959	$2,423,494

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended October 31, (In thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$296,906	$248,644	$175,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	125,349	111,214	98,149
Accrued litigation settlements	—	1,724	10,000
Share-based compensation expense	28,538	21,540	13,876
Loss on divestiture of Aime	21,062	—	—
Loss on disposal of property, plant and equipment	6,711	4,265	12,068
Loss on extinguishment of debt and other	—	867	16,487
Deferred income taxes	(17,188)	(6,806)	(4,420)
Excess tax benefit from share-based compensation awards	(18,081)	(10,760)	(2,895)
Provision for doubtful accounts	890	(456)	527
Change in assets and liabilities:
Accounts receivable	55	(4,956)	(2,684)
Inventories	(22,574)	(58,094)	(17,205)
Other assets	(22,870)	(7,924)	196
Accounts payable	(6,294)	13,575	5,185
Accrued liabilities	(983)	(12,258)	19,315
Accrued income taxes	27,717	9,506	(646)
Other long-term liabilities	(3,313)	5,040	12,898
Cash provided by operating activities	415,925	315,121	336,281
Cash flows from investing activities:
Purchases of property, plant and equipment	(178,127)	(99,779)	(103,665)
Acquisitions of businesses, net of cash acquired, and other	(13,045)	(145,319)	(58,010)
Insurance proceeds received	1,254	6,624	—
Cash used in investing activities	(189,918)	(238,474)	(161,675)
Cash flows from financing activities:
Proceeds from long-term debt	1,767,000	1,262,469	1,416,523
Repayments of long-term debt	(1,813,663)	(1,254,267)	(1,680,625)
Net proceeds from (repayments of) short-term debt	21,036	(63,631)	21,319
Repurchase of common stock	(167,334)	(71,150)	—
Proceeds from issuance of common stock for employee stock plans	19,287	55,053	82,035
Excess tax benefit from share-based compensation awards	18,081	10,760	2,895
Purchase of Origio shares from noncontrolling interests	(4,199)	(2,158)	—
Dividends on common stock	(2,918)	(2,857)	(2,816)
Debt acquisition costs	(210)	(1,323)	(9,617)
Distributions to noncontrolling interests	(1,007)	—	—
Payment of contingent consideration	(3,600)	(1,339)	(2,587)
Proceeds from construction allowance	5,930	—	—
Cash used in financing activities	(161,597)	(68,443)	(172,873)
Effect of exchange rate changes on cash and cash equivalents	143	(539)	(131)
Net increase in cash and cash equivalents	64,553	7,665	1,602
Cash and cash equivalents at beginning of year	12,840	5,175	3,573
Cash and cash equivalents at end of year	$77,393	$12,840	$5,175
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$5,428	$10,559	$25,629
Income taxes	$13,971	$15,781	$12,207
Litigation settlement charges	$—	$10,000	$750
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•
Valuation of goodwill - We account for goodwill and evaluate our goodwill balances and test them for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist in accordance with related accounting standards. We performed our annual impairment test in our fiscal third quarter of 2013, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2012 and concluded that we had no impairment of goodwill in that year.

In fiscal 2013 and 2012, we performed qualitative assessments to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The expected life of the share-based awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In determining the expected volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the United States Treasury with a term equal to the expected life of the award. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.
As share-based compensation expense recognized in our Consolidated Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant, based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
If factors change and the Company employs different assumptions in the application of the fair value recognition provisions, the compensation expense that it records in future periods may differ significantly from what it has recorded in the current period.

Recently Issued Accounting Pronouncements

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

comprehensive income. The Company has elected to present net income and other comprehensive income on two separate but consecutive statements. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated results of operations, financial condition or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to present, either on the face of the statement where net income is presented or as a separate disclosure in the notes, the effect on the respective line items of net income for items required to be reclassified out of accumulated other comprehensive income to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in its entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. The Company does not anticipate that the adoption of this amendment, which is effective for the Company for the fiscal year beginning on November 1, 2013, will have a material impact on our consolidated results of operations, financial condition or cash flows.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. When a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available, or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company does not anticipate the adoption of these amendments, which are effective for the Company for the fiscal year beginning on November 1, 2014, will have a material impact on our consolidated results of operations, financial condition or cash flows.

Consolidation

The financial statements in this report include the accounts of all of Cooper's consolidated entities. All significant intercompany transactions and balances are eliminated in consolidation.

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into United States dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from the translation of financial statements in foreign currencies into United States dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location's functional currency in net income for each period. We recorded in other income a net foreign exchange gain of $0.1 million for fiscal 2013, and net foreign exchange losses of $1.5 million for fiscal 2012 and $1.0 million for fiscal 2011.

Divested Operation
Aime Divestiture - On October 31, 2013, we completed a transaction to sell Aime, our rigid gas-permeable contact lens and solutions business in Japan, to Nippon Contact Lens Inc. The business was originally obtained as part of the December 1, 2010 acquisition which included obtaining the rights to market Biofinity in Japan. The divestiture is consistent with CooperVision’s strategy to focus on its core soft contact lens business.
The Aime divestiture was originally announced on May 31, 2013 and met the criteria for classification as held for sale during the fiscal fourth quarter of 2013. During the fourth quarter of 2013, we completed several

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

conditions to closing and facilitated the transfer of manufacturing technology. We recorded a pre-tax loss of approximately $21.1 million in our Consolidated Statement of Income for fiscal 2013. Results from operations of Aime are included in our Consolidated Statements of Income for fiscal 2013, 2012 and 2011 and we have not segregated the results of operations or net assets of Aime on our financial statements for any period presented. The disposition of the assets and liabilities of Aime did not qualify for classification as discontinued operations as CooperVision shall maintain continuing involvement through a distribution arrangement with Aime for a minimum of three years. The financial statement impact of the Aime product line was not material for any of the fiscal years presented.

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

The Company is also exposed to risks associated with changes in interest rates, as the interest rate on our credit agreements vary. To mitigate this risk, we may hedge portions of our variable rate debt by swapping those portions to fixed rates. We only enter into derivative financial instruments with institutions with which we have an International Swap Dealers Association (ISDA) agreement in place. When applicable, we record interest rate derivatives as net on our Consolidated Balance Sheet, in accordance with derivative accounting. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. For the years ending October 31, 2013 and 2012, all of our interest rate derivatives were in a liability position and, therefore, were not set-off in the Consolidated Balance Sheet. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution basis only. On an ongoing basis, the Company monitors counterparty credit ratings. We consider our credit non-performance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

On March 10, 2011, the Company entered into five floating-to-fixed interest rate swaps to fix the floating rate debt under our revolving Credit Agreement or any future credit facility whose variable debt is tied to the London Interbank Offered Rate (LIBOR). These interest rate swaps with notional values totaling $200.0 million, serve to fix the floating rate debt for remaining terms between 2 and 14 months with fixed rates between 1.27% and 1.78%. We qualified and designated these swaps as cash flow hedges and recorded the offset of the cumulative fair market value (net of tax effect) to accumulated other comprehensive income in our Consolidated Balance Sheet.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The outstanding swaps have been and are expected to remain highly effective for the life of the swap. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. The $1.7 million fair value of the outstanding swaps are recorded in our Consolidated Balance Sheet and additional liabilities of $0.3 million and $0.3 million as of October 31, 2013 and 2012, respectively, were recorded and attributable to accrued interest. We expect to reclassify $1.6 million from other comprehensive income to interest expense in our Consolidated Statements of Income over the next 12 months and $70 thousand thereafter.

Litigation

We are subject to various claims, investigations and contingencies arising out of the normal course of business. If we believe the likelihood of an adverse legal outcome is probable and the amount is estimable, we accrue a liability in accordance with accounting guidance for contingencies. We consult with legal counsel on matters related to litigation and seek input both within and outside the Company with respect to matters in the ordinary course of business.

Insurance Proceeds
On October 28, 2011, a manufacturing building in the United Kingdom experienced an incident in which a pipe broke in our fire suppression system, causing water and fire retardant foam damage to the facility. While this incident did not substantially impact our existing customers, the repairs to the facility and resultant decrease in manufacturing capacity impacted the timing of marketing initiatives to generate additional sales. In January 2013, we resolved our business interruption claim with our insurer for a total of $19.1 million. We received payments of $5.0 million in our fiscal fourth quarter of 2012. In our fiscal first quarter of 2013, we recorded the remaining $14.1 million in our Consolidated Statement of Income of which we received payment of $2.9 million during the fiscal first quarter and the remaining $11.2 million in the fiscal second quarter.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include short-term income producing investments with maturity dates of three months or less. These investments are readily convertible to cash and are carried at cost, which approximates market value.

Inventories

October 31, (In thousands)	2013	2012
Raw materials	$79,331	$75,500
Work-in-process	10,515	10,142
Finished goods	249,071	234,557
	$338,917	$320,199
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

 Property, Plant and Equipment

October 31, (In thousands)	2013	2012
Land and improvements	$16,282	$10,168
Buildings and improvements	184,616	192,157
Machinery and equipment	831,356	766,885
Construction in progress	208,322	90,876
Less: Accumulated depreciation	500,709	419,831
	$739,867	$640,255

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

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. We had capitalized interest included in construction in progress of $3.1 million and $2.5 million for the years ended October 31, 2013 and 2012, respectively.

Earnings Per Share

We determine basic earnings per share (EPS) by using the weighted average number of shares outstanding. We determine diluted EPS by increasing the weighted average number of shares outstanding in the denominator by the number of outstanding dilutive equity awards using the treasury stock method.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. At October 31, 2013 and 2012, the number of shares in treasury was 2,339,740 and 1,006,512, respectively. A total of 1,420,728 shares were purchased during the year ended October 31, 2013, and 984,027 shares were purchased during the year ended October 31, 2012. See Note 7 for additional information on the share repurchase program.

Note 2. Acquisitions
Origio Acquisition
On July 11, 2012, the acquisition date, we completed a voluntary tender offer for the outstanding shares of Origio a/s at a purchase price of NOK 28 per share in cash and acquired 97% of the outstanding shares. As a result, the fair value of the consideration transferred for Origio was approximately $147.4 million in cash, $143.6 million net of cash acquired. During our fiscal fourth quarter of 2012 and our fiscal first quarter of 2013, we completed a mandatory redemption to obtain the remaining shares in accordance with the Danish Companies Act.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
In fiscal 2012, the year we acquired Origio, the pro forma results of operations were not presented because the effects of the business combination described above was not material to our consolidated results of operations.

Note 3. Intangible Assets
Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2011	$1,046,587	$229,980	$1,276,567
Net additions during the year ended October 31, 2012	260	95,348	95,608
Translation	(2,793)	865	(1,928)
Balance as of October 31, 2012	$1,044,054	$326,193	$1,370,247
Net additions during the year ended October 31, 2013	3,363	11,017	14,380
Translation	1,061	1,923	2,984
Balance as of October 31, 2013	$1,048,478	$339,133	$1,387,611

Of the October 31, 2013 goodwill balance, $75.0 million for CooperSurgical and $17.8 million for CooperVision is expected to be deductible for tax purposes.
Other Intangible Assets

	As of October 31, 2013		As of October 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation	Weighted Average Amortization Period
					(In years)
Trademarks	$12,481	$2,337	$11,254	$1,632	16
Technology	133,842	84,371	128,398	72,397	11
Shelf space and market share	199,379	75,700	192,566	59,269	14
License and distribution rights and other	24,947	9,472	23,782	7,919	16
	370,649	$171,880	356,000	$141,217	13
Less accumulated amortization and translation	171,880		141,217
Other intangible assets, net	$198,769		$214,783

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We estimate that amortization expense for our existing other intangible assets will be $28.1 million in fiscal 2014, $21.6 million in fiscal 2015, $19.9 million in fiscal 2016, $19.6 million in fiscal 2017 and $17.7 million in fiscal 2018.

Note 4. Debt

October 31, (In thousands)	2013	2012
Short-term:
Overdraft and other credit facilities	$42,987	$25,284

Long-term:
Credit Agreement	$—	$346,100
Term Loan	300,000	—
Other	1,670	2,322
	$301,670	$348,422

Annual maturities of long-term debt as of October 31, 2013, are as follows:

Year (In thousands)
2014	$—
2015	$404
2016	$4,204
2017	$15,404
2018	$281,200
Thereafter	$458
Credit Agreement
On May 31, 2012, Cooper entered into an amendment to our Credit Agreement, dated as of January 12, 2011, by and among the Company, CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent. The Credit Agreement, as amended, provides for a multicurrency revolving credit facility in an aggregate commitment amount of $1.0 billion and the aggregate commitment amount under the revolving facility may be increased, upon written request by Cooper, by $500.0 million. The amended Credit Agreement has a termination date of May 31, 2017.
The commitment fee rate ranges between 0.100% and 0.275% of the unused portion of the revolving facility based on a pricing grid tied to our Total Leverage Ratio (as defined below and in the Credit Agreement). The applicable margin rates on loans outstanding under the Credit Agreement will bear interest based, at our option, on either the base rate or the adjusted Eurodollar rate (currently referred to as LIBOR) or adjusted foreign currency rate (each as defined in the amended Credit Agreement), plus an applicable margin of between 0.00% and 0.75% in respect of base rate loans and between 1.00% and 1.75% in respect of adjusted Eurodollar rate or adjusted foreign currency rate loans, in each case in accordance with a pricing grid tied to our Total Leverage Ratio, as defined in the Credit Agreement. In addition to the annual commitment fee, we are also required to pay certain letter of credit and related fronting fees and other administrative fees pursuant to the terms of the Credit Agreement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Credit Agreement is not secured by any of the Company's, or any of its subsidiaries’, assets. All obligations under the Credit Agreement will be guaranteed by each of our existing and future direct and indirect material domestic subsidiaries.
Pursuant to the terms of the Credit Agreement and the Term Loan discussed below, we are also required to maintain specified financial ratios:

•	The ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense (as defined, Interest Coverage Ratio) be at least 3.00 to 1.00 at all times.

•	The ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA (as defined, Total Leverage Ratio) be no higher than 3.75 to 1.00.
At October 31, 2013, we were in compliance with the Interest Coverage Ratio at 54.29 to 1.00 and the Total Leverage Ratio at 0.69 to 1.00.
At October 31, 2013, we had $999.8 million available under the Credit Agreement.
In fiscal 2012, we recorded a $1.4 million loss for debt issuance costs as a result of amending the Credit Agreement. The remaining $6.0 million of existing debt issuance costs and the approximately $1.3 million of costs incurred to amend the Credit Agreement are carried in other assets and amortized to interest expense over the life of the Credit Agreement.

Term Loan

On September 12, 2013, the Company entered into a five-year, $300.0 million, senior unsecured term loan agreement (Term Loan) by and among the Company; the lenders party thereto and KeyBank National Association, as administrative agent. This syndicated credit facility will mature on September 12, 2018, and will be subject to amortization of principal of 5.0% per annum payable quarterly beginning October 31, 2016, with the balance payable at maturity.

Amounts outstanding under the new Term Loan agreement will bear interest, at the Company's option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank's prime rate, (b) 0.5% in excess of the federal funds effective rate and (c) 1% in excess of the adjusted Eurodollar rate (currently referred to as LIBOR) for a one-month interest period on such day, or the adjusted Eurodollar rate, plus, in each case, an applicable margin of, initially, 0% , in respect of base rate loans and 0.75% , in respect of adjusted Eurodollar rate loans. Following a specified period after the closing date, the applicable margins will be determined quarterly by reference to a grid based upon the Company's ratio of funded debt to consolidated proforma EBITDA, as defined in the Term Loan agreement, and consistent with the revolving Credit Agreement discussed above.

The Term Loan agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain total leverage ratio and interest coverage ratio, as defined in the agreement, consistent with the revolving Credit Agreement discussed above. The agreement also contains customary events of default, the occurrence of which would permit the Administrative Agent to declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable.

At October 31, 2013, we had $300.0 million outstanding under the Term Loan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

European Credit Facility

The Company maintains a European credit facility in the form of a continuing and unconditional guaranty. The aggregate facility limit was $37.3 million and $35.8 million at October 31, 2013 and 2012, respectively. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered under the guaranty. At October 31, 2013, $1.3 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 1.5%.

In addition to this European credit facility, the Company has available a non-guaranteed Euro-denominated Italian overdraft facility. The facility limit was $0.5 million and $0.5 million at October 31, 2013 and 2012, respectively. At October 31, 2013, none of this facility was utilized.

Asian Pacific Credit Facilities

The Company maintained Yen-denominated credit facilities in Japan supported by continuing and unconditional guarantees. The aggregate facility limit was $73.9 million and $31.3 million at October 31, 2013 and 2012, respectively. The Company will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the base rate or TIBOR plus a fixed spread. At October 31, 2013, $39.4 million of the combined facilities was utilized. The weighted average interest rate on the outstanding balances was 0.6%.

The Company maintains credit facilities for certain of our Asia Pacific subsidiaries. Each facility is supported by a continuing and unconditional guaranty. The aggregate facility limit was $12.2 million and $12.5 million at October 31, 2013 and 2012, respectively. The Company will pay all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under each guaranty. At October 31, 2013, $1.9 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 5.7%.

Letters of Credit

The Company maintains letters of credit throughout the world with various financial institutions that primarily serve as guarantee notes on debt obligations. The aggregate outstanding amount of letters of credit at October 31, 2013 was $3.0 million.

Note 5. Income Taxes

Cooper's effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal year 2013 was 4.9%. Our results include the fiscal year 2013 ETR, plus discrete items primarily the loss on divestiture of Aime, the decrease in the United Kingdom's tax rate and the reinstatement of the federal R&D credit. The ETR used to record the provision for income taxes for the fiscal year 2012 was 9.7%. The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates reflecting the shift in the geographic mix of income during recent periods with income earned in foreign jurisdictions increasing as compared to income earned in the United States. As a result, the ratio of domestic income to worldwide income, primarily within CooperVision along with CooperSurgical's July 2012 acquisition of Origio, has decreased over recent fiscal periods. A reduction in the ratio of domestic income to worldwide income effectively lowers the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where the Company operates are significantly lower than the statutory rate

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

in the United States. The completion of the Company's restructuring plan to close a CooperVision manufacturing facility, located in Norfolk, Virginia, with the manufacturing demand subsequently absorbed by our plants in the United Kingdom and Puerto Rico contributed to this change in the geographic mix of income. As a result of this restructuring, substantially all of CooperVision's contact lens products are manufactured outside of the United States.

The components of income from continuing operations before income taxes and extraordinary items and the income tax provision related to income from all operations in our Consolidated Statements of Income consist of:

Years Ended October 31, (In thousands)	2013	2012	2011
Income before income taxes:
United States	$38,911	$40,650	$5,449
Foreign	273,360	234,802	187,315
	$312,271	$275,452	$192,764
Income tax provision	$15,365	$26,808	$17,334

The income tax provision (benefit) related to income from continuing operations in our Consolidated Statements of Income consists of:

Years Ended October 31, (In thousands)	2013	2012	2011
Current:
Federal	$21,605	$17,863	$11,448
State	1,053	1,400	606
Foreign	9,895	14,351	9,700
	32,553	33,614	21,754

Deferred:
Federal	(8,058)	(3,573)	(1,859)
State	(815)	(851)	(270)
Foreign	(8,315)	(2,382)	(2,291)
	(17,188)	(6,806)	(4,420)
Income tax provision	$15,365	$26,808	$17,334

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

Years Ended October 31, (In thousands)	2013	2012	2011
Computed expected provision for taxes	$109,295	$96,408	$67,468
(Decrease) increase in taxes resulting from:
Income earned outside the United States subject to different tax rates	(97,002)	(71,282)	(56,877)
State taxes, net of federal income tax benefit	525	294	218
Foreign source income subject to United States tax	294	—	—
Research and development credit	(2,066)	(131)	(1,183)
Incentive stock option compensation and non-deductible employee compensation	371	347	(119)
Tax accrual adjustment	2,854	665	7,167
Other, net	1,094	507	660
Actual provision for income taxes	$15,365	$26,808	$17,334

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

October 31, (In thousands)	2013	2012
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$1,145	$1,073
Inventories	4,812	4,916
Litigation settlements	184	199
Accrued liabilities, reserves and compensation accruals	36,377	41,760
Restricted stock	19,925	19,395
Net operating loss carryforwards	5,514	3,563
Plant and equipment	3,555	3,999
Research and experimental expenses - Section 59(e)	5,318	6,815
Tax credit carryforwards	11,091	8,700
Total gross deferred tax assets	87,921	90,420
Less valuation allowance	(968)	(1,107)
Deferred tax assets	86,953	89,313
Deferred tax liabilities:
Tax deductible goodwill	(21,575)	(19,038)
Transaction cost	(1,144)	(1,144)
Foreign deferred tax liabilities	(10,179)	(19,365)
Other intangible assets	(20,195)	(24,548)
Bonus adjustments under new accounting method	(1,300)	(2,601)
Total gross deferred tax liabilities	(54,393)	(66,696)
Net deferred tax assets	$32,560	$22,617

Current deferred tax liabilities of $20 thousand at October 31, 2013, and $0.3 million at October 31, 2012, are included in other accrued liabilities on the balance sheet.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 2013. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. During the year ended October 31, 2012, the Company recorded in purchase accounting deferred tax assets in connection with its acquisition of Origio a/s and subsidiaries. A valuation allowance of $1.1 million was recorded in the process for Origio's capital loss arising from a building write-down expense related to its former headquarters location in Jyllig, Denmark. During the fiscal third quarter of 2013, the Company revalued its deferred tax assets and liabilities residing in Denmark, along with the related valuation allowance, to reflect the newly enacted tax rate change that incrementally decreased the corporate tax rate. As a result, the valuation allowance was reduced to $1.0 million.

The Company has not provided for federal income tax on approximately $1.4 billion of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the United States indefinitely.

At October 31, 2013, the Company had federal net operating loss carryforwards of $2.8 million and state net operating loss carryforwards of $33.9 million. The Company also had federal net operating loss carryforwards of $4.0 million related to share option exercises as of October 31, 2013. A tax benefit and a credit to additional paid-in capital for the excess deduction would not be recognized until such deduction reduces taxes payable. Additionally, the Company also had $6.6 million of federal alternative minimum tax credits, $4.0 million of federal research credits and $0.5 million of California research credits. The federal net operating loss and federal research credits carryforwards expire on various dates between 2026 through 2033, and the federal alternative minimum tax credits carry forward indefinitely. The state net operating loss carryforwards expire on various dates between 2019 through 2023, and the California research credits carry forward indefinitely. The net operating loss and other tax credits may be subject to certain limitations upon utilization under Section 382 of the Internal Revenue Code.

The Company adopted the provisions of the interpretation of ASC 740-10-25-5 through 25-17, Basic Recognition Threshold, formerly FIN 48, on November 1, 2007. As a result of the adoption, the Company reduced its net liability for unrecognized tax benefits (UTB), previously classified in current taxes payable, by $5.3 million, which was accounted for as an increase to retained earnings. The interpretation also provides guidance on how the interest and penalties related to tax positions may be recorded and classified within the Consolidated Statement of Income and presented in the Consolidated Balance Sheet. We classify interest expense and penalties related to uncertain tax positions as additional income tax expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The aggregated changes in the balance of gross unrecognized tax benefits were as follows:

(In millions)
Balance at October 31, 2011	$27.4
(Decrease) from prior year's UTB's	(1.0)
Increase from current year's UTB's	4.6
UTB (decrease) from tax authorities' settlements	(0.9)
UTB (decrease) from expiration of statute of limitations	(2.0)
Increase of unrecorded UTB's	—
Balance at October 31, 2012	28.1
(Decrease) from prior year's UTB's	(1.3)
Increase from current year's UTB's	6.4
UTB (decrease) from tax authorities' settlements	—
UTB (decrease) from expiration of statute of limitations	(6.8)
Increase of unrecorded UTB's	—
Balance at October 31, 2013	$26.4

As of October 31, 2013, the Company had unrecognized tax benefits, that if recognized, would affect our effective tax rate, of $28.8 million, including $2.6 million of related accrued interest and penalties. It is the Company's policy to recognize interest and penalties directly related to incomes taxes as additional income tax expense.

Included in the balance of unrecognized tax benefits at October 31, 2013, is $3.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and is comprised of transfer pricing and other items.

The Company is required to file income tax returns in the United States federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions.

As of October 31, 2013, the tax years for which the Company remains subject to United States federal income tax assessment upon examination are 2010 through 2012. The Company remains subject to income tax examinations in other major tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2009 through 2012.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6. Earnings Per Share

Years Ended October 31,
(In thousands, except per share amounts)	2013	2012	2011
Net income attributable to Cooper stockholders	$296,151	$248,339	$175,430
Basic:
Weighted average common shares	48,615	47,913	46,904
Basic earnings per share attributable to Cooper stockholders	$6.09	$5.18	$3.74
Diluted:
Weighted average common shares	48,615	47,913	46,904
Effect of dilutive stock options	1,070	1,239	1,405
Diluted weighted average common shares	49,685	49,152	48,309
Diluted earnings per share attributable to Cooper stockholders	$5.96	$5.05	$3.63
The following table sets forth stock options to purchase Cooper’s common stock that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Years Ended October 31,
(In thousands, except exercise prices)	2013	2012	2011
Numbers of stock option shares excluded	—	24	631
Range of exercise prices	—	$80.51-$87.22	$68.66-$80.51
Note 7. Stockholders’ Equity

Analysis of changes in accumulated other comprehensive income (loss):

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2010	$(8,358)	$—	$972	$(9,948)	$(17,334)
Gross change in value for the period	5,817	14	(6,227)	(4,610)	(5,006)
Reclassification adjustments for losses realized in income	—	—	1,122	—	1,122
Tax effect for the period	—	(5)	1,307	1,806	3,108
Balance at October 31, 2011	$(2,541)	$9	$(2,826)	$(12,752)	$(18,110)
Gross change in value for the period	$(4,658)	$61	$(1,420)	$(14,750)	$(20,767)
Reclassification adjustments for losses realized in income	—	—	2,161	—	2,161
Tax effect for the period	—	(20)	(289)	5,764	5,455
Balance at October 31, 2012	$(7,199)	$50	$(2,374)	$(21,738)	$(31,261)
Gross change in value for the period	$2,607	$—	$2,198	$19,000	$23,805
Reclassification adjustments for gain realized in income	—	(77)	—	—	(77)
Tax effect for the period	—	27	(857)	(7,399)	(8,229)
Balance at October 31, 2013	$(4,592)	$—	$(1,033)	$(10,137)	$(15,762)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Through the twelve months ended October 31, 2013, the Company repurchased 1.42 million shares of the Company’s common stock for $167.3 million and approximately $61.5 million remained authorized for repurchase under the Program. During the three months ended October 31, 2013, the Company repurchased 960 thousand shares of the Company's common stock for $123.0 million, at an average purchase price of $128.06 per share. For the three months ended January 31, 2013, the Company repurchased 460 thousand shares of the Company’s common stock for $44.4 million at an average purchase price of $96.34 per share.
During the twelve months ended October 31, 2012, the Company repurchased 984 thousand shares of our common stock for $71.2 million. During the three months ended July 31, 2012, the Company repurchased 321 thousand shares of the Company's common stock for $25.0 million, at an average purchase price of $77.89 per share. During the three months ended January 31, 2012, the Company repurchased 663 thousand shares for $46.1 million, at an average purchase price of $69.60 per share. The Company did not repurchase shares during the three-month periods ended April 30, 2013, July 31, 2013, April 30, 2012 and October 31, 2012.
Cash Dividends
In fiscal 2013 and 2012, we paid semiannual dividends of 3 cents per share: an aggregate of approximately $1.4 million or 3 cents per share on February 7, 2013, to stockholders of record on January 25, 2013; $1.5 million or 3 cents per share on August 6, 2013, to stockholders of record on July 24, 2013; $1.4 million or 3 cents per share on February 7, 2012, to stockholders of record on January 25, 2012; $1.4 million or 3 cents per share on August 6, 2012, to stockholders of record on July 24, 2012.

Stockholders' Rights Plan

Under our stockholders' rights plan, each outstanding share of our common stock carries one-half of one preferred share purchase right (Right). The Rights will become exercisable only under certain circumstances involving acquisition of beneficial ownership of 20% or more of our common stock by a person or group (Acquiring Person) without the prior consent of Cooper's Board of Directors. If a person or group becomes an Acquiring Person, each Right would then entitle the holder (other than an Acquiring Person) to purchase, for the then purchase price of the Right (currently $450, subject to adjustment), shares of Cooper's common stock, or shares of common stock of any person into which we are thereafter merged or to which 50% or more of our assets or earning power is sold, with a market value of twice the purchase price. The Rights will expire in October 2017 unless earlier exercised or redeemed. The Board of Directors may redeem the Rights for $0.01 per Right prior to any person or group becoming an Acquiring Person.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8. Stock Plans

At October 31, 2013, Cooper had the following share-based compensation plans:

2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan)

In March 2006, the Company received stockholder approval of the 2006 Directors Plan, and it was amended by the Board of Directors in March 2007, October 2007, October 2008 and December 2008. The Company received stockholder approval of an amendment and restatement of the 2006 Directors Plan in March 2009 and the Board of Directors amended the Amended and Restated 2006 Directors Plan in October 2009 and October 2010. The Company received stockholder approval of a further amendment and restatement of the 2006 Directors Plan in March 2011 and the Board of Directors amended the Second Amended and Restated 2006 Directors Plan in October 2011 and October 2012.

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

As amended, the Second Amended and Restated 2006 Directors Plan provides for annual grants of stock options and restricted stock to Non-Employee Directors on November 1 and November 15, respectively, of each fiscal year. Specifically, each Non-Employee Director may be awarded on each November 15 the right to purchase for $0.10 per share, a number of shares of restricted stock with a total value of $135,000 or $148,000 in the case of the Non-Executive Chairman of the Board on the date of grant. The restrictions on the restricted stock will lapse on the first anniversary of the date of grant. Each Non-Employee Director may also be awarded on each November 1, a grant of options to purchase common stock with an approximate accounting value of $135,000, or in the case of the Lead Director and/or any non-executive Chairman of the Board, as the case may be, of $148,500. These options vest on the first anniversary of the date of grant. Options expire no more than 10 years after the grant date. In December 2008, the 2006 Directors' Plan was also amended to allow discretionary granting of stock options and/or restricted stock with similar terms to the annual grant other than the specific share requirements. As of October 31, 2013, 246,516 shares remained available under the 2006 Directors' Plan for future grants.

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

The Second Amended and Restated 2007 LTIP is designed to increase Cooper's stockholder value by attracting, retaining and motivating key employees and consultants who directly influence our profitability. The Second Amended and Restated 2007 LTIP authorizes either Cooper's Board of Directors, or a designated committee thereof composed of two or more Non-Employee Directors, to grant to eligible individuals during the period ending December 31, 2017, up to 5,230,000 shares in the form of specified equity awards including stock option, restricted stock unit and performance share awards, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During fiscal 2013, the Company granted stock options, restricted stock units (RSUs) and performance share awards to employees under the Second Amended and Restated 2007 LTIP. Equity awards are granted at 100% of fair market value on the date of grant and expire no more than 10 years after the grant date. Stock options may become exercisable based on our common stock achieving certain price targets, specified time periods elapsing or other criteria designated by the Board of Directors or its authorized committee at their discretion. RSUs are nontransferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a specified time period. Performance share awards are nontransferable awards entitling the recipient to receive a variable number of shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. Legal ownership of the shares is not transferred to the recipient until the award vests, and the number of shares distributed is dependent upon the achievement of certain performance targets over a specified period of time. As of October 31, 2013, 1,609,325 shares remained available under the Second Amended and Restated 2007 LTIP for future grants. The amount of available shares includes shares which may be distributed under performance share awards.

Share-Based Compensation
The compensation cost and related tax benefit recognized in the Company's consolidated financial statements for share-based awards were as follows:

October 31,
(In millions)	2013	2012	2011
Selling, general and administrative expense	$25.3	$19.2	$12.4
Cost of sales	1.9	1.3	0.8
Research and development expense	1.3	1.0	0.7
Capitalized in inventory	1.9	1.3	0.8
Total compensation expense	$30.4	$22.8	$14.7
Related income tax benefit	$8.8	$7.0	$4.4

Cash received from exercises under all share-based payment arrangements for the fiscal years ended October 31, 2013, 2012 and 2011 was approximately $19.3 million, $55.1 million and $82.0 million, respectively.

Details regarding the valuation and accounting for share-based awards follow.

Stock Options

The fair value of each stock option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table. The expected life of the awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In determining the expected volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the United States Treasury with a term equal to the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31,	2013	2012	2011
Expected life	4.7 - 5.5 years	4.3 - 5.7 years	4.5 - 5.7 years
Expected volatility	34.8% - 35.9%	39.5% - 43.8%	40.2% - 41.3%
Risk-free interest rate	0.63% - 0.78%	0.69% - 1.08%	1.01% - 1.41%
Dividend yield	0.06%	0.09%	0.12%

The status of the Company's stock option plans at October 31, 2013, is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2012	2,293,708	$45.26
Granted	224,288	$96.24
Exercised	808,167	$39.68
Forfeited or expired	1,153	$43.99
Outstanding at October 31, 2013	1,708,676	$54.58	5.35
Vested and exercisable at October 31, 2013	1,108,100	$49.10	4.10	$88,818,089

The weighted-average fair value of each option granted during fiscal 2013, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $31.51. The weighted-average fair value of each option granted during fiscal 2012, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $25.40. For the 2006 Directors Plan, the weighted-average fair values of options granted for fiscal 2013 and 2012 were $32.20 and $25.24, respectively. The expected requisite service period for options granted to employees in fiscal 2013 was 60 months. The total intrinsic value of options exercised during the year ended October 31, 2013 was $55.8 million.

Stock awards outstanding under the Company's current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 LTIP generally vest over three and one-half to five years based on market and service conditions and expire no later than ten years after the grant date. Options granted under the 2006 Directors Plan generally vest in one year or upon achievement of a market condition and expire no later than ten years after the grant date. The Company generally recognizes compensation expense ratably over the vesting period. Directors' options and restricted stock grants are expensed on the date of grant as the 2006 Directors Plan does not contain a substantive future requisite service period. As of October 31, 2013, there was $9.0 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years.

Restricted Stock Units

RSUs granted under the 2007 LTIP have been granted at prices which are either equal to or above the market value of the stock on the date of grant and generally vest over four to five years. The fair value of restricted stock units is estimated on the date of grant based on the market price of our common stock. The Company recognizes compensation expense ratably over the vesting period. As of October 31, 2013, there was $36.7 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The status of the Company's non-vested RSUs at October 31, 2013, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2012	653,119	$56.45
Granted	253,847	$96.93
Vested and issued	218,904	$51.72
Forfeited or expired	40,877	$65.99
Non-vested RSUs at October 31, 2013	647,185	$73.33

Performance Units

Performance units are granted to selected executives and other key employees with vesting contingent upon meeting future reported earnings per share goals over a defined performance cycle, usually three years. Performance units, if earned, may be paid in cash or shares of common stock. The performance shares actually earned will range from zero to 150% of the target number of performance shares for performance periods ending in fiscal 2013 through fiscal 2015. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed in the immediate subsequent fiscal period after the performance period. The fair value of performance unit awards is estimated on the date of grant based on the current market price of our common stock and the estimate of probability of award achievement. This estimate is reviewed each fiscal period and adjustments are recorded prospectively if it is determined that the estimate of probability of award achievement has changed.

The Company recognizes compensation expense ratably over the vesting period. As of October 31, 2013, there was $9.8 million of total unrecognized compensation cost related to non-vested performance units, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

Performance units granted on December 13, 2010 vested on October 31, 2013 and met 150% of the target and, subject to the provisions of the plan, the Company expects to award 106,787 shares of common stock in fiscal 2014. The Company also granted performance unit awards on December 14, 2011 and December 12, 2012 with specific performance goals for each period ending on October 31, 2014 and October 31, 2015, respectively.

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

The following table sets forth the Plan's benefit obligations and fair value of the Plan assets at October 31, 2013, and the funded status of the Plan and net periodic pension costs for each of the years in the three-year period ended October 31, 2013.

Retirement Income Plan

Years Ended October 31, (In thousands)	2013	2012	2011
Change in benefit obligation
Benefit obligation, beginning of year	$88,607	$64,989	$54,751
Service cost	7,383	4,937	4,749
Interest cost	3,287	3,053	2,973
Benefits paid	(3,508)	(1,308)	(1,440)
Actuarial (gain)/loss	(11,609)	16,936	3,956
Benefit obligation, end of year	$84,160	$88,607	$64,989
Change in plan assets
Fair value of plan assets, beginning of year	$47,427	$39,098	$33,444
Actual return on plan assets	9,083	4,411	1,474
Employer contributions	6,234	5,226	5,620
Benefits paid	(3,508)	(1,308)	(1,440)
Fair value of plan assets, end of year	$59,236	$47,427	$39,098
Funded status at end of year	$(24,924)	$(41,180)	$(25,891)

Years Ended October 31, (In thousands)	2013	2012	2011
Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$—	$—	$—
Current liability	—	—	—
Noncurrent liabilities	(24,924)	(41,180)	(25,891)
Net amount recognized at year end	$(24,924)	$(41,180)	$(25,891)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In thousands)	2013	2012	2011
Amounts recognized in accumulated other comprehensive income consist of:
Net transition obligation	$—	$—	$20
Prior service cost	28	53	77
Net loss	16,012	34,957	20,134
Accumulated other comprehensive income	$16,040	$35,010	$20,231

Years Ended October 31, (In thousands)	2013	2012	2011
Information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$84,160	$88,607	$64,989
Accumulated benefit obligation	$73,641	$77,596	$57,388
Fair value of plan assets	$59,236	$47,427	$39,098

Years Ended October 31, (In thousands)	2013	2012	2011
Reconciliation of prepaid (accrued) pension cost
Accrued pension cost at prior fiscal year end	$(6,170)	$(5,660)	$(5,706)
Net periodic benefit cost	8,947	5,736	5,574
Contributions made during the year	6,234	5,226	5,620
Accrued pension cost at fiscal year end	$(8,883)	$(6,170)	$(5,660)

Years Ended October 31, (In thousands)	2013	2012	2011
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:
Service cost	$7,383	$4,937	$4,748
Interest cost	3,287	3,053	2,973
Expected return on plan assets	(3,933)	(3,424)	(2,944)
Amortization of transitional (asset) or obligation	—	20	21
Amortization of prior service cost	24	24	24
Recognized actuarial loss	2,186	1,126	752
Net periodic pension cost	$8,947	$5,736	$5,574

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In thousands)	2013	2012	2011
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net (gain) loss	(16,760)	15,950	5,426
Amortizations of net transition obligation	—	(21)	(21)
Amortizations of prior service cost	(24)	(24)	(24)
Amortizations of net gain	(2,186)	(1,126)	(752)
Total recognized in other comprehensive income	$(18,970)	$14,779	$4,629
Total recognized in net periodic benefit cost and other comprehensive income	$(10,023)	$20,515	$10,203

The estimated net loss, net transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $618,000, $0 and $24,208, respectively.

Years Ended October 31,	2013	2012	2011
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	3.75%	4.75%	5.50%
Discount rate for determining benefit obligations at year end	4.75%	3.75%	4.75%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	8.00%	8.50%	8.50%
Expected rate of return on plan assets at year end	8.00%	8.00%	8.50%
Measurement date for determining assets and benefit obligations at year end	10/31/2013	10/31/2012	10/31/2011

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used for the plan is based primarily on the yields of a universe of high quality corporate bonds or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction. If a discount rate of 3.75%, which is similar to prior fiscal year, had been used, the projected benefit obligation would have been $99.9 million, and the accumulated benefit obligation would have been $86.4 million.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2013	2012	2011
Asset category
Cash and cash equivalents	5.3%	3.0%	2.1%
Corporate common stock	14.6%	16.5%	19.0%
Equity mutual funds	47.5%	43.2%	41.1%
Real estate funds	3.8%	5.2%	5.6%
Bond mutual funds	28.8%	32.1%	32.2%
Total	100.0%	100.0%	100.0%

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

Fair Value Measurement of Plan Assets

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$3,112	$3,112	$—	$—
Corporate common stock	8,670	8,670	—	—
Equity mutual funds	28,163	28,163	—	—
Real estate funds	2,267	2,267	—	—
Bond mutual funds	17,024	17,024	—	—
Total	$59,236	$59,236	$—	$—

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash Flows

Contributions

The Company contributions to the pension plan were $6.2 million, $5.2 million and $5.6 million for fiscal 2013, 2012 and 2011, respectively. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company is expected to make contributions of about $8.8 million during fiscal 2014.

Estimated Future Benefit Payments

Years (In thousands)
2014	$2,019
2015	$2,349
2016	$2,748
2017	$3,142
2018	$3,491
2019 - 2023	$24,587

 Cooper's 401(k) Savings Plan

Cooper's 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all United States employees. Employees who participate in the 401(k) plan may elect to have up to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper's contributions on account of participating employees, net of forfeiture credits, were $3.4 million, $2.9 million and $2.4 million for the years ended October 31, 2013, 2012 and 2011, respectively.

International Pension Plans

For our employees outside the United States, we also participate in country-specific defined contribution plans and government-sponsored retirement plans. The defined contribution plans are administered by third-party trustees and we are not directly responsible for providing benefits to participants of government-sponsored plans. The Company’s contributions to such plans are not significant individually or in the aggregate.

Note 10. Fair Value Measurements
As of October 31, 2013 and October 31, 2012, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.
The Company has derivative assets and liabilities that include interest rate swaps, cross currency swaps and foreign currency forward contracts. The impact of the counterparty’s creditworthiness when in an asset position and Cooper's creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments. Both the counterparty and Cooper are expected to continue to perform under the contractual terms of the instruments.
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
The following table sets forth Cooper’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal years 2013 and 2012, within the fair value hierarchy at October 31:

(In millions)	2013	2012
Assets:
Foreign exchange contracts	$0.3	$0.2
Liabilities:
Interest rate swaps	$1.7	$3.9
Foreign exchange contracts	0.6	0.2
	$2.3	$4.1
We recorded contingent consideration representing the estimated fair value of the additional variable cash consideration payable related to an acquisition in our fiscal first quarter of 2013. We recorded the fair value of the acquisition-related contingent consideration as liabilities on the acquisition date using the discounted cash flow approach. Cooper uses unobservable Level 3 inputs including a forecast of new customer accounts and discount rates to fair value the liabilities. Significant increases or decreases in these unobservable inputs in isolation would result in a significantly lower or higher fair value measurement. At October 31, 2013, the fair value of the contingent consideration payable totaled $2.6 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2013, were payable as follows:

(In thousands)
2014	$20,783
2015	17,024
2016	13,792
2017	11,995
2018	11,192
2019 and thereafter	44,245
$119,031

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $22.8 million, $33.2 million and $31.7 million in 2013, 2012 and 2011, respectively.
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
On February 29, 2012, the court ordered the Greenberg and Wallen actions consolidated and appointed Universal-Investment-Gesellschaft mbH as lead plaintiff. On May 4, 2012, the lead plaintiff filed a Consolidated Amended Complaint, which alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the safety of the Avaira® Toric and Avaira Sphere contact lenses, which the Company recalled in 2011. On August 7, 2012, the Court heard argument on defendants' motion to dismiss the Consolidated Amended Complaint. On January 7, 2013, the Court granted defendants' motion to dismiss the Consolidated Amended Complaint, with leave to amend. On February 4, 2013, the lead plaintiff filed a Second Consolidated Amended Complaint, which again alleges that the Company, Robert S. Weiss and Eugene J. Midlock violated Section 10(b) of the Securities Exchange Act of 1934 by, among other things, making misrepresentations with an intent to deceive investors concerning the 2011 recall of Avaira contact lenses. The Second Consolidated Amended Complaint seeks unspecified damages on behalf of a purported class of persons who purchased the Company's common stock between August 19, 2011 and November 15, 2011. On March 6, 2013, the defendants moved to dismiss the Second Consolidated Amended Complaint. On April 16, 2013, the Court heard argument on defendants' motion to dismiss the Second Consolidated Amended Complaint. On May 31, 2013, the Court granted defendants'

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

motion to dismiss the Second Consolidated Amended Complaint without leave to amend and entered final judgment in favor of defendants. Plaintiff did not file a notice of appeal within the time prescribed by law.
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

Total net sales include sales to customers as reported in our Consolidated Statements of Income and sales between geographic areas that are priced at terms that allow for a reasonable profit for the seller. Operating income (loss) is total net sales less cost of sales, selling, general and administrative expenses, research and development expenses, amortization of intangible assets and the loss on divestiture of Aime. Corporate operating loss is principally corporate headquarters expense. Interest expense, gain on insurance proceeds, loss on extinguishment of debt and other income (expense), net are not allocated to individual segments. Neither of our business segments relies on any one major customer.
Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are property, plant and equipment.

The following table presents a summary of our business segment net sales:

(In thousands)	2013	2012	2011
CooperVision net sales by category:
Toric lens	$388,066	$357,211	$339,184
Multifocal lens	121,734	94,443	74,741
Single-use sphere lens	271,000	267,090	243,624
Non single-use sphere and other eye care products and other	487,519	470,500	463,589
Total CooperVision net sales	1,268,319	1,189,244	1,121,138
CooperSurgical net sales	319,406	255,892	209,697
Total net sales	$1,587,725	$1,445,136	$1,330,835

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by business segment for each of the years in the three-year period ended October 31, 2013, follows:

(In thousands)	CooperVision	CooperSurgical	Corporate	Consolidated
2013
Net sales	$1,268,319	$319,406	$—	$1,587,725
Operating income (loss)	$289,272	$60,685	$(44,012)	$305,945
Other income, net				1,410
Interest expense				(9,168)
Gain on insurance proceeds				14,084
Income before income taxes				$312,271
Identifiable assets	$2,376,022	$632,844	$128,395	$3,137,261
Depreciation expense	$88,350	$6,316	$444	$95,110
Amortization expense	$16,710	$13,529	$—	$30,239
Capital expenditures	$170,739	$6,888	$500	$178,127
2012
Net sales	$1,189,244	$255,892	$—	$1,445,136
Operating income (loss)	$262,806	$58,956	$(38,364)	$283,398
Other income, net				229
Interest expense				(11,771)
Gain on insurance proceeds				5,000
Loss on extinguishment of debt				(1,404)
Income before income taxes				$275,452
Identifiable assets	$2,251,476	$607,673	$82,235	$2,941,384
Depreciation expense	$82,829	$4,106	$300	$87,235
Amortization expense	$15,578	$8,401	$—	$23,979
Capital expenditures	$92,459	$6,647	$673	$99,779
2011
Net sales	$1,121,138	$209,697	$—	$1,330,835
Operating income (loss)	$207,485	$52,420	$(32,349)	$227,556
Other expense, net				(963)
Interest expense				(17,342)
Loss on extinguishment of debt				(16,487)
Income before income taxes				$192,764
Identifiable assets	$2,206,068	$354,020	$64,430	$2,624,518
Depreciation expense	$74,146	$3,264	$210	$77,620
Amortization expense	$14,245	$6,284	$—	$20,529
Capital expenditures	$97,131	$6,287	$247	$103,665

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2013, follows:

(In thousands)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2013
Sales to unaffiliated customers	$742,216	$479,144	$366,365	$1,587,725
Sales between geographic areas	230,382	326,338	(556,720)	—
Net sales	$972,598	$805,482	$(190,355)	$1,587,725
Operating income (loss)	$49,712	$(5,388)	$261,621	$305,945
Long-lived assets	$427,560	$297,157	$15,150	$739,867
2012
Sales to unaffiliated customers	$680,757	$408,813	$355,566	$1,445,136
Sales between geographic areas	198,593	318,196	(516,789)	—
Net sales	$879,350	$727,009	$(161,223)	$1,445,136
Operating income	$44,977	$5,367	$233,054	$283,398
Long-lived assets	$371,314	$261,269	$7,672	$640,255
2011
Sales to unaffiliated customers	$627,438	$392,152	$311,245	$1,330,835
Sales between geographic areas	172,618	304,585	(477,203)	—
Net sales	$800,056	$696,737	$(165,958)	$1,330,835
Operating income	$37,113	$18,703	$171,740	$227,556
Long-lived assets	$373,211	$226,665	$9,329	$609,205

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13. Selected Quarterly Financial Data (Unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$379,839	$384,041	$411,993	$411,852
Gross profit	$240,498	$254,179	$268,274	$263,857
Income before income taxes*	$80,976	$78,940	$91,264	$61,091
Net income attributable to Cooper stockholders	$74,667	$75,136	$88,951	$57,397
Earnings per share attributable to Cooper stockholders - basic	$1.54	$1.55	$1.82	$1.18
Earnings per share attributable to Cooper stockholders - diluted	$1.50	$1.52	$1.79	$1.15
2012
Net sales	$326,060	$344,589	$378,186	$396,301
Gross profit	$210,453	$220,696	$240,097	$252,764
Income before income taxes	$58,747	$62,679	$71,387	$82,639
Net income attributable to Cooper stockholders	$54,623	$54,921	$66,875	$71,920
Earnings per share attributable to Cooper stockholders - basic	$1.15	$1.15	$1.39	$1.49
Earnings per share attributable to Cooper stockholders - diluted	$1.12	$1.12	$1.36	$1.46

*Fiscal fourth quarter 2013 results include the $21.1 million loss on divestiture of Aime. See Note 1 for additional information.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of October 31, 2013, the end of the fiscal period covered in this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). Based on this assessment, management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of October 31, 2013.

The Company's independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2013, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the Company's fiscal quarter ended October 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the subheadings, “Proposal 1 - Election of Directors,” “Executive Officers of the Company,” “Ownership of the Company - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance - The Board of Directors,” “Corporate Governance - Ethics and Business Conduct Policy,” “Corporate Governance - Board Committees - The Audit Committee” and “Report of the Audit Committee” of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2014 (the “2014 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Director Compensation” of the 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the subheadings “Securities Held by Management” and “Principal Securityholders” of the “Ownership of the Company” section of the 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the subheadings “Corporate Governance - Related Party Transactions,” “Proposal 1 - Election of Directors” and “Corporate Governance - The Board of Directors” of the 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2014 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2013, 2012 and 2011
Statements of Comprehensive Income (Loss) for the years ended October 31, 2013, 2012 and 2011
Balance Sheets as of October 31, 2013 and 2012
Statements of Stockholders' Equity for the years ended October 31, 2013, 2012 and 2011
Statements of Cash Flows for the years ended October 31, 2013, 2012 and 2011
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

Schedule II
THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended October 31, 2013

(In thousands)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended October 31, 2013	$4,374	$1,524	$(637)	$5,261
Year Ended October 31, 2012	$4,826	$(257)	$(195)	$4,374
Year Ended October 31, 2011	$4,238	$2,282	$(1,694)	$4,826
__________
(1) Consists of additions representing allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In thousands)	Balance Beginning of Year	Additions	Reductions/ Charges (2)	Balance at End of Year
Income tax valuation allowance:
Year Ended October 31, 2013	$1,107	$—	$(139)	$968
Year Ended October 31, 2012	$—	$1,107	$—	$1,107
Year Ended October 31, 2011	$—	$—	$—	$—
__________
(2) During the fiscal third quarter of 2013, the Company revalued its deferred tax assets and liabilities residing in Denmark, along with the related valuation allowance to reflect the newly enacted tax rate change that incrementally decreased the corporate tax rate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2013.

THE COOPER COMPANIES, INC.

By: /s/ ROBERT S. WEISS
Robert S. Weiss
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date
/s/ ROBERT S. WEISS	President, Chief Executive Officer and Director	December 20, 2013
(Robert S. Weiss)
/s/ A. THOMAS BENDER	Chairman of the Board	December 20, 2013
(A. Thomas Bender)
/s/ ALLAN E. RUBENSTEIN, M.D.	Vice Chairman of the Board and Lead Director	December 20, 2013
(Allan E. Rubenstein)
/s/ GREG W. MATZ	Vice President, Chief Financial Officer and Chief Risk Officer	December 20, 2013
(Greg W. Matz)	(Principal Financial Officer)
/s/ RODNEY E. FOLDEN	Vice President and Corporate Controller	December 20, 2013
(Rodney E. Folden)	(Principal Accounting Officer)
/s/ MICHAEL H. KALKSTEIN	Director	December 20, 2013
(Michael H. Kalkstein)
/s/ JODY S. LINDELL	Director	December 20, 2013
(Jody S. Lindell)
/s/ GARY S. PETERSMEYER	Director	December 20, 2013
(Gary S. Petersmeyer)
/s/ DONALD PRESS	Director	December 20, 2013
(Donald Press)
/s/ STEVEN ROSENBERG	Director	December 20, 2013
(Steven Rosenberg)
/s/ STANLEY ZINBERG, M.D.	Director	December 20, 2013
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

10.1
-    Change in Control Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Annual Report on Form 10‑K for the fiscal year ended October 31, 1992

10.2	- Change in Control Agreement entered into as of January 3, 2007, and amended September 9, 2008, by and between Albert G. White III and the Company

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

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

10.22
-    Amendment No. 2 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012

10.23 -	Amendment No. 3 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.

10.24
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

10.26	- Second Amended and Restated 2001 Long-Term Incentive Plan, incorporated by reference to Appendix 10.2 to the Company's Quarterly Report on Form 10‑Q for the fiscal quarter ended April 30, 2006

10.27
-    Form of Incentive Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2001 Long Term Incentive Plan, incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004

10.28	- The Second Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement filed February 2, 2011

10.29
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

10.31
-    Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.32(a)-
License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008

10.33(a)-
Amendment No. 1 to the License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 21, 2012

10.34-
Lease Contract dated as of November 6, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 11, 2005

10.35
-    First Supplement and Amendment to Lease Contract dated as of December 30, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 11, 2005

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

10.36-
Assignment of Lease Agreement dated as of June 29, 2004, by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 11, 2005

10.37
-    Credit Agreement, dated as of January 12, 2011, among The Cooper Companies, Inc., CooperVision International Holding Company LP, the lenders from time to time party thereto, KeyBank National Association, as a bookrunner, a lead arranger, and sole administrative agent, swing line lender and LC issuer, J.P. Morgan Securities LLC, as a lead arranger, bookrunner and syndication agent, Citigroup Global Markets Inc., as a lead arranger, bookrunner and syndication agent, Bank of America, N.A., as a lead arranger and documentation agent, and Wells Fargo Bank, National Association, as lead arranger and documentation agent, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed March 4, 2011

10.38 -
Amendment No. 1 to Credit Agreement, dated as of May 31, 2012, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 31, 2012

10.39 -
Amendment No. 2 to Credit Agreement, dated as of September 12, 2013, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 17, 2013

10.40	- The Cooper Companies, Inc. 2013 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 4, 2013

10.41 -	The Cooper Companies, Inc. 2014 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 16, 2013

10.42
-    Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 13, 2009

10.43 -
Term loan agreement, dated as of September 12, 2013, among The Cooper Companies, Inc., the lenders party thereto, and KeyBank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 17, 2013

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

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

101
The following materials from the Company's Annual Report on Form 10-K for the year ended October 31, 2013, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income for the years ended October 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended October 31, 2013, 2012 and 2011, (iii) Consolidated Balance Sheets at October 2013 and 2012, (iv) Consolidated Statements of Stockholders' Equity for the years ended October 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended October 31, 2013, 2012 and 2011, (vi) related notes to consolidated financial statements and (vii) Schedule II Valuation and Qualifying Accounts.

_______

(a)
The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

(b)	The information required in this exhibit is provided in Note 6, Earnings Per Share, in this report.

CORPORATE INFORMATION

BOARD OF DIRECTORS

A. Thomas Bender
Chairman of the Board

Allan E. Rubenstein, M.D.
Vice Chairman and Lead Director,
Chairman of the Board, CalAsia
Pharmaceuticals, Inc.

Michael H. Kalkstein
Of Counsel, Palo Alto Office, Dechert LLP

Jody S. Lindell
President and Chief Executive Officer,
S.G. Management, Inc.

Gary S. Petersmeyer
Director

Donald Press
Executive Vice President,
Broadway Management Co., Inc.

Steven Rosenberg
Director

Robert S. Weiss
President, Chief Executive Officer and Director

Stanley Zinberg, M.D.
Director

COMMITTEES OF THE BOARD

Audit Committee
Steven Rosenberg (Chairman)
Michael H. Kalkstein
Jody S. Lindell

Corporate Governance and Nominating Committee
Donald Press (Chairman)
Steven Rosenberg
Allan E. Rubenstein, M.D.
Stanley Zinberg, M.D.

Organization and Compensation Committee
Michael H. Kalkstein (Chairman)
Jody S. Lindell
Donald Press
Gary S. Petersmeyer
Allan E. Rubenstein, M.D.

Science and Technology Committee
Stanley Zinberg, M.D. (Chairman)
A. Thomas Bender
Gary S. Petersmeyer
Allan E. Rubenstein, M.D.
Robert S. Weiss

EXECUTIVE OFFICERS

Robert S. Weiss
President and Chief Executive Officer

Rodney E. Folden
Vice President and
Corporate Controller

Carol R. Kaufman
Executive Vice President,
Secretary, Chief Administrative Officer
and Chief Governance Officer

Greg W. Matz
Vice President, Chief Financial Officer
and Chief Risk Officer

Daniel G. McBride, Esq.
Executive Vice President, Chief Operating Officer and General Counsel

Nicholas J. Pichotta
President and Chief Executive Officer,
Cooper Medical, Inc.

Paul Remmell
President and Chief Executive Officer,
CooperSurgical, Inc.

John A. Weber
President, CooperVision, Inc.

Albert G. White III
Vice President and Chief Strategy Officer

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

INVESTOR RELATIONS CONTACT

Albert G. White III
Vice President and Chief Strategy Officer
6140 Stoneridge Mall Road
Suite 590
Pleasanton, CA 94588
Voice: 925-460-3663
Fax: 925-460-3648
E-mail: ir@cooperco.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders' Meeting in March 2014.

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