Form 10-Q
period 2014-01-31
COOPER COMPANIES INC
filed 2014-03-07
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended January 31, 2014

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	47,858,123 Shares
Class	Outstanding at January 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Three Months Ended January 31,
(In thousands, except for earnings per share)
(Unaudited)

	2014	2013
Net sales	$404,980	$379,839
Cost of sales	142,051	139,341
Gross profit	262,929	240,498
Selling, general and administrative expense	158,088	150,653
Research and development expense	15,712	13,653
Amortization of intangibles	7,507	7,371
Operating income	81,622	68,821
Interest expense	1,656	2,567
Gain on insurance proceeds	—	14,084
Other (expense) income, net	(510)	638
Income before income taxes	79,456	80,976
Provision for income taxes	7,191	6,041
Net income	$72,265	$74,935
Less: income attributable to noncontrolling interests	422	268
Net income attributable to Cooper stockholders	$71,843	$74,667
Earnings per share attributable to Cooper stockholders - basic	$1.50	$1.54
Earnings per share attributable to Cooper stockholders - diluted	$1.47	$1.50
Number of shares used to compute earnings per share:
Basic	48,006	48,476
Diluted	49,006	49,633
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended January 31,
(In thousands)
(Unaudited)

	2014	2013
Net income	$72,265	$74,935
Other comprehensive income (loss):
Foreign currency translation adjustment	3,196	1,373
Change in value of derivative instruments, net of tax provision of $222 and $231	347	363
Change in minimum pension liability, net of tax provision of $0	7	7
Unrealized gain on marketable securities, net of tax provision of $0 and $12	—	22
Other comprehensive income	3,550	1,765
Comprehensive income	75,815	76,700
Comprehensive loss attributable to noncontrolling interests	2	360
Comprehensive income attributable to Cooper stockholders	$75,817	$77,060
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands, unaudited)

	January 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$28,828	$77,393
Trade accounts receivable, net of allowance for doubtful accounts of $5,678 at January 31, 2014 and $5,261 at October 31, 2013	235,288	229,537
Inventories	339,496	338,917
Deferred tax assets	35,499	41,179
Prepaid expense and other current assets	61,983	60,215
Total current assets	701,094	747,241
Property, plant and equipment, at cost	1,294,570	1,240,576
Less: accumulated depreciation and amortization	525,173	500,709
	769,397	739,867
Goodwill	1,387,983	1,387,611
Other intangibles, net	190,812	198,769
Deferred tax assets	18,885	16,279
Other assets	46,584	47,494
	$3,114,755	$3,137,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$44,147	$42,987
Accounts payable	74,770	108,172
Employee compensation and benefits	49,904	63,414
Accrued income taxes	1,607	2,518
Other current liabilities	97,879	104,162
Total current liabilities	268,307	321,253
Long-term debt	301,589	301,670
Deferred tax liabilities	24,447	24,883
Accrued pension liability and other	66,503	65,961
Total liabilities	660,846	713,767
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 50,555 at January 31, 2014 and 50,335 at October 31, 2013	5,056	5,034
Additional paid-in capital	1,332,280	1,329,329
Accumulated other comprehensive loss	(12,212)	(15,762)
Retained earnings	1,382,258	1,311,851
Treasury stock at cost: 2,696 shares at January 31, 2014 and 2,340 shares at October 31, 2013	(272,103)	(225,917)
Total Cooper stockholders' equity	2,435,279	2,404,535
Noncontrolling interests	18,630	18,959
Stockholders’ equity	2,453,909	2,423,494
	$3,114,755	$3,137,261
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Three Months Ended January 31,
(In thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$72,265	$74,935
Depreciation and amortization	31,395	31,525
Insurance proceeds receivable	—	(11,184)
Decrease in operating capital	(59,567)	(59,626)
Other non-cash items	24,481	11,973
Net cash provided by operating activities	68,574	47,623
Cash flows from investing activities:
Purchases of property, plant and equipment	(60,979)	(29,315)
Acquisitions of businesses, net of cash acquired, and other	1,489	(3,690)
Insurance proceeds received	1,359	560
Net cash used in investing activities	(58,131)	(32,445)
Cash flows from financing activities:
Proceeds from long-term debt	486,900	340,400
Repayments of long-term debt	(486,900)	(311,169)
Net (repayments of) proceeds from short-term debt	(534)	8,483
Repurchase of common stock	(50,000)	(44,363)
Issuance of common stock for employee stock plans	(8,052)	(541)
Purchase of Origio shares from noncontrolling interests	—	(2,641)
Distributions to noncontrolling interests	(749)	(694)
Payment of contingent consideration	(3,323)	(3,600)
Proceeds from construction allowance	4,074	—
Net cash used in financing activities	(58,584)	(14,125)
Effect of exchange rate changes on cash and cash equivalents	(424)	552
Net (decrease) increase in cash and cash equivalents	(48,565)	1,605
Cash and cash equivalents - beginning of period	77,393	12,840
Cash and cash equivalents - end of period	$28,828	$14,445
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
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at January 31, 2014 and October 31, 2013, the consolidated results of its operations for the three months ended January 31, 2014 and 2013 and its consolidated condensed cash flows for the three months ended January 31, 2014 and 2013. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and insurance proceeds are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
During interim periods, we follow the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Please refer to this when reviewing this Quarterly Report on Form 10-Q.
On October 28, 2011, a manufacturing building in the UK experienced an incident in which a pipe broke in our fire suppression system, causing water and fire retardant foam damage to the facility. While this incident did not substantially impact our existing customers, the repairs to the facility and resultant decrease in manufacturing capacity impacted the timing of marketing initiatives to generate additional sales. In January 2013, we resolved our business interruption claim with our insurer for a total of $19.1 million. We received payments of $5.0 million in our fiscal fourth quarter of 2012. In our fiscal first quarter of 2013, we recorded the remaining $14.1 million in our Consolidated Statement of Income of which we received payment of $2.9 million during the fiscal first quarter 2013 and the remaining $11.2 million in the fiscal second quarter 2013.
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first quarter of 2014, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, for a more complete discussion of our estimates and critical accounting policies.
Accounting Pronouncements Issued Not Yet Adopted

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

Note 2. Inventories

(In thousands)	January 31, 2014	October 31, 2013
Raw materials	$77,622	$79,331
Work-in-process	11,910	10,515
Finished goods	249,964	249,071
	$339,496	$338,917
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3. Intangible Assets

Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2012	$1,044,054	$326,193	$1,370,247
Net additions during the year ended October 31, 2013	3,363	11,017	14,380
Translation	1,061	1,923	2,984
Balance as of October 31, 2013	1,048,478	339,133	1,387,611
Net reductions during the three-month period ended January 31, 2014	—	(590)	(590)
Translation	1,779	(817)	962
Balance as of January 31, 2014	$1,050,257	$337,726	$1,387,983
We performed our annual impairment assessment in our fiscal third quarter of 2013, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, we will continue to monitor conditions and changes which could indicate that our recorded goodwill may be impaired.

Other Intangible Assets

	As of January 31, 2014		As of October 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$12,202	$2,301	$12,481	$2,337
Technology	128,459	81,716	133,842	84,371
Shelf space and market share	198,553	79,429	199,379	75,700
License and distribution rights and other	24,940	9,896	24,947	9,472
	364,154	$173,342	370,649	$171,880
Less accumulated amortization and translation	173,342		171,880
Other intangible assets, net	$190,812		$198,769
We estimate that amortization expense for our existing other intangible assets will be $28.5 million in fiscal 2014, $22.0 million in fiscal 2015, $20.3 million in fiscal 2016, $19.6 million in fiscal 2017 and $17.6 million in fiscal 2018.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 4. Debt

(In thousands)	January 31, 2014	October 31, 2013
Short-term:
Overdraft and other credit facilities	$44,147	$42,987

Long-term:
Credit agreement	$—	$—
Term Loan	300,000	300,000
Other	1,589	1,670
	$301,589	$301,670
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
At January 31, 2014, we were in compliance with the Interest Coverage Ratio at 60.51 to 1.00 and the Total Leverage Ratio at 0.69 to 1.00.
At January 31, 2014, we had $999.8 million available under the Credit Agreement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Term Loan

On September 12, 2013, the Company entered into a five-year, $300.0 million, senior unsecured term loan agreement (Term Loan) by and among the Company; the lenders party thereto and KeyBank National Association, as administrative agent. This syndicated credit facility will mature on September 12, 2018, and will be subject to amortization of principal of 5% per annum payable quarterly beginning October 31, 2016, with the balance payable at maturity.

Amounts outstanding under the Term Loan agreement will bear interest, at the Company's option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank's prime rate, (b) 0.5% in excess of the federal funds effective rate and (c) 1% in excess of the adjusted Eurodollar rate (currently referred to as LIBOR) for a one-month interest period on such day, or the adjusted Eurodollar rate, plus, in each case, an applicable margin of, initially, 0%, in respect of base rate loans and 0.75%, in respect of adjusted Eurodollar rate loans. The applicable margins will be determined quarterly by reference to a grid based upon the Company's ratio of funded debt to consolidated proforma EBITDA, or Total Leverage Ratio as defined in the Term Loan agreement, and consistent with the revolving Credit Agreement discussed above.

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

At January 31, 2014, we had $300.0 million outstanding under the Term Loan.

Note 5. Income Taxes
Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2014 was 9.1%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first quarter of 2013 was 7.5%. The ETR is below the United States statutory rate as a majority of our taxable income is earned in foreign jurisdictions with lower tax rates.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2013, Cooper had unrecognized tax benefits, that if recognized, $28.8 million would impact our ETR. For the three-month period ended January 31, 2014, there were no material changes to the total amount of unrecognized tax benefits.
Interest and penalties of $2.6 million have been reflected as a component of the total liability as of November 1, 2013. It is the Company’s policy to recognize the items of interest and penalties directly related to income taxes as additional income tax expense.
Included in the balance of unrecognized tax benefits at November 1, 2013, is $3.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and relates primarily to transfer pricing matters.
As of January 31, 2014, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2010 through 2013. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2010 through 2013.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 6. Earnings Per Share

Three Months Ended January 31,
(In thousands, except per share amounts)	2014	2013
Net income attributable to Cooper stockholders	$71,843	$74,667
Basic:
Weighted average common shares	48,006	48,476
Basic earnings per common share attributable to Cooper stockholders	$1.50	$1.54
Diluted:
Weighted average common shares	48,006	48,476
Effect of potential dilutive common shares	1,000	1,157
Diluted weighted average common shares	49,006	49,633
Diluted earnings per common share attributable to Cooper stockholders	$1.47	$1.50
The following table sets forth stock options to purchase Cooper’s common stock that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Three Months Ended January 31,
(In thousands, except exercise prices)	2014	2013
Numbers of stock option shares excluded	26	224
Range of exercise prices	$128.35	$95.74-$102.08

Note 7. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2013. The compensation expense and related income tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

Three Months Ended January 31,
(In millions)	2014	2013
Selling, general and administrative expense	$13.4	$8.5
Cost of sales	0.8	0.5
Research and development expense	0.6	0.4
Capitalized in inventory	0.8	0.5
Total share-based compensation expense	$15.6	$9.9
Related income tax benefit	$4.9	$3.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 8. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In thousands)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2013	$(4,592)	$(1,033)	$(10,137)	$(15,762)
Gross change in value for the period	3,196	(31)	7	3,172
Reclassification adjustments for losses realized in income	—	600	—	600
Tax effect for the period	—	(222)	—	(222)
Balance at January 31, 2014	$(1,396)	$(686)	$(10,130)	$(12,212)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and subsequently amended the total repurchase authorization to $500.0 million of the Company’s common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. For the three months ended January 31, 2014, the Company repurchased 396 thousand shares of the Company’s common stock for $50.0 million at an average purchase price of $126.21 per share. Approximately $211.5 million remains authorized for repurchase under the program. During the three months ended January 31, 2013, the Company repurchased 460 thousand shares for $44.4 million, at an average purchase price of $96.34 per share.
Dividends
We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 7, 2014, to stockholders of record on January 24, 2014.

Note 9. Fair Value Measurements
As of January 31, 2014 and October 31, 2013, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
The following table sets forth Cooper’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first quarter of 2014, within the fair value hierarchy at January 31, 2014, and fiscal year 2013, within the fair value hierarchy at October 31, 2013:

(In millions)	January 31, 2014	October 31, 2013
Assets:
Foreign exchange contracts	$0.2	$0.3
Liabilities:
Interest rate swaps	$1.1	$1.7
Foreign exchange contracts	0.4	0.6
	$1.5	$2.3
We recorded contingent consideration representing the estimated fair value of the additional variable cash consideration payable related to an acquisition in our fiscal first quarter of 2013. We recorded the fair value of the acquisition-related contingent consideration as liabilities on the acquisition date using the discounted cash flow approach. Cooper uses unobservable Level 3 inputs including a forecast of new customer accounts and discount rates to fair value the liabilities. Significant changes in these unobservable inputs in isolation would result in a significantly lower or higher fair value measurement. At January 31, 2014, the fair value of the contingent consideration payable totaled $2.0 million.

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
Cooper’s results of operations for the three months ended January 31, 2014 and 2013 reflect the following components of net periodic pension costs:

Three Months Ended January 31,
(In thousands)	2014	2013
Service cost	$1,768	$1,846
Interest cost	988	821
Expected returns on assets	(1,237)	(961)
Amortization of prior service cost	6	6
Recognized net actuarial loss	154	547
Net periodic pension cost	$1,679	$2,259
Cooper contributed $1.1 million to the pension plan in the fiscal first quarter of 2014, and expects to contribute an additional $7.7 million in fiscal 2014. We contributed $0.4 million to the pension plan in the fiscal first quarter of 2013. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 11. Business Segment Information
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
Segment information:

Three Months Ended January 31,
(In thousands)	2014	2013
CooperVision net sales by category:
Toric lens	$101,196	$91,634
Multifocal lens	33,695	27,152
Single-use sphere lens	68,772	65,463
Non single-use sphere and other	122,640	117,130
Total CooperVision net sales	326,303	301,379
CooperSurgical net sales	78,677	78,460
Total net sales	$404,980	$379,839
Operating income (loss):
CooperVision	$84,146	$67,068
CooperSurgical	14,156	14,052
Corporate	(16,680)	(12,299)
Total operating income	81,622	68,821
Interest expense	1,656	2,567
Gain on insurance proceeds	—	14,084
Other (expense) income, net	(510)	638
Income before income taxes	$79,456	$80,976

(In thousands)	January 31, 2014	October 31, 2013
Identifiable assets:
CooperVision	$2,415,720	$2,376,022
CooperSurgical	620,542	632,844
Corporate	78,493	128,395
Total	$3,114,755	$3,137,261

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Three Months Ended January 31,
(In thousands)	2014	2013
Net sales to external customers by country of domicile:
United States	$187,693	$175,757
Europe	129,046	108,530
Rest of world	88,241	95,552
Total	$404,980	$379,839

(In thousands)	January 31, 2014	October 31, 2013
Long-lived assets by country of domicile:
United States	$439,877	$427,560
Europe	311,503	297,157
Rest of world	18,017	15,150
Total	$769,397	$739,867

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

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Financial Statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•
Adverse changes in global or regional general business, political and economic conditions due to the current global economic downturn, including the impact of continuing uncertainty and instability of certain European Union countries that could adversely affect our global markets.

•	Foreign currency exchange rate and interest rate fluctuations including the risk of further declines in the value of the yen and euro that would decrease our revenues and earnings.

•
Acquisition-related adverse effects including the failure to successfully obtain the anticipated revenues, margins and earnings benefits of acquisitions; integration delays or costs and the requirement to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period.

•	A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses.

•	Limitations on sales following product introductions due to poor market acceptance.

•	New competitors, product innovations or technologies.

•	Reduced sales, loss of customers and costs and expenses related to recalls.

•
New U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect the medical device industry and the healthcare industry generally.

•	Failure to receive, or delays in receiving, U.S. or foreign regulatory approvals for products.

•	Failure to obtain adequate coverage and reimbursement from third party payors for our products.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal first quarter of 2014 ended January 31, 2014, and compare them with the same period of fiscal 2013. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”
First Quarter Highlights
•Net sales of $405.0 million, up 7% from $379.8 million
•Gross profit $262.9 million, up 9% from $240.5 million
•Operating income $81.6 million, up 19% from $68.8 million
•Diluted earnings per share of $1.47, down from $1.50 per share
•Cash provided by operations $68.6 million, up from $47.6 million
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by United States debt and uncertainty surrounding employment, credit concerns and the Affordable Care Act together with the European debt crisis and related foreign currency volatility, particularly the yen, euro and the pound, impact our current performance and continue to represent a risk to our performance for fiscal year 2014 and beyond.
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
Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision markets monthly and two-week silicone hydrogel spherical and toric lens products under our Biofinity® and Avaira® brands, a multifocal lens under Biofinity and a single-use spherical lens under MyDayTM.
We believe that the global market for single-use contact lenses is expanding and will continue to grow. In fiscal 2013, we launched MyDay, our single-use spherical silicone hydrogel lens, in Europe, and in fiscal 2012 we launched Proclear® 1 Day multifocal. We forecast increasing demand for our existing and future single-use products. To meet this anticipated demand, in fiscal 2014 we plan to continue the implementation of capital projects to invest in increased single-use manufacturing capacity. Competitive silicone hydrogel single-use lens products are gaining market share and represent a risk to our business.
Consistent with CooperVision's strategy to focus on our core soft contact lens business, on October 31, 2013, we completed a transaction to sell Aime, our rigid gas permeable contact lens and solutions business in Japan. The business was originally obtained as part of the December 1, 2010, acquisition which included obtaining the rights to market Biofinity in Japan. Aime revenue had declined in recent periods, and the products had lower than average company margins. Results from operations of Aime are included in our Consolidated Statements of Income for fiscal 2013 and the divestiture was neutral to earnings per share in the first fiscal quarter of 2014.
We also compete in the highly fragmented medical device segment of the women's healthcare market. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring companies and products that complement its business model. We intend to continue to invest in CooperSurgical's business through

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

acquisitions of companies and product lines. CooperSurgical product sales are categorized based on the point of healthcare delivery including products used in medical office and surgical procedures by obstetricians and gynecologists (ob/gyns) representing 65% of CooperSurgical's net sales. CooperSurgical's remaining sales represent products used in fertility clinics that now represent 35% of CooperSurgical's net sales up from 31% in the prior year period.
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
At January 31, 2014, we had $999.8 million available under our existing revolving Credit Agreement. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends. However, depending on the size or timing of these business activities, we may seek to raise additional debt financing.
Selected Statistical Information – Percentage of Sales and Growth

	Percentage of Sales		2014 vs 2013 % Change
Three Months Ended January 31,	2014	2013
Net sales	100%	100%	7%
Cost of sales	35%	37%	2%
Gross profit	65%	63%	9%
Selling, general and administrative expense	39%	40%	5%
Research and development expense	4%	4%	15%
Amortization of intangibles	2%	1%	2%
Operating income	20%	18%	19%
Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Our consolidated net sales grew by $25.1 million or 7% in the three months ended January 31, 2014:

Three Months Ended January 31,
($ in millions)	2014	2013	% Change
CooperVision	$326.3	$301.4	8%
CooperSurgical	78.7	78.4	—
	$405.0	$379.8	7%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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
The contact lens market consists primarily of disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; frequently replaced lenses are designed for replacement after one to three months. The market for spherical, toric and multifocal lenses is growing with value-added lenses to alleviate dry eye symptoms as well as higher oxygen permeable lenses such as silicone hydrogels.

CooperVision’s Proclear brand aspheric, toric and multifocal contact lenses, manufactured using PC Technology, help enhance tissue/device compatibility and offer improved lens comfort.

CooperVision’s silicone hydrogel Biofinity brand spherical, toric and multifocal contact lenses, Avaira brand spherical and toric lenses and MyDay, our spherical single-use lens, are manufactured using proprietary Aquaform technology to increase oxygen transmissibility for longer wear. We believe that it is important to develop a full range of multifocal and single-use silicone hydrogel products due to increased pressure from silicone hydrogel products offered by our major competitors.

CooperVision net sales growth included increases in total sphere lenses up 8%, representing 57% of net sales and total toric lenses up 10%, representing 31% of net sales. Total multifocal lenses grew 24%, representing 10% of net sales up from 9% in the prior year period on increased sales of Biofinity monthly and Proclear single-use multifocal products. Silicone hydrogel products, including MyDay, our single-use silicone hydrogel lens, grew 29% worldwide and represented 47% of net sales up from 40% in the prior year period. Proclear product sales grew 9% as compared to the prior year period and represented 25% of net sales, the same as in the prior year period. Older conventional lens products declined 8% and represented 2% of net sales, down from 3% in the prior year period.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision Net Sales by Geography

Three Months Ended January 31,
($ in millions)	2014	2013	% Change
Americas	$140.7	$125.0	13%
EMEA	117.9	101.9	16%
Asia Pacific	67.7	74.5	(9)%
	$326.3	$301.4	8%
The growth in Americas net sales was primarily due to market gains of CooperVision’s silicone hydrogel contact lenses and single-use sphere and multifocal products. The growth in EMEA net sales arose from market gains of silicone hydrogel lenses along with single-use sphere and multifocal products. EMEA net sales were favorably impacted due to weakening of the United States dollar compared to the euro. The decrease in net sales to the Asia Pacific region was due to the negative impact of the weakening of the Japanese yen compared to the United States dollar. Excluding the impact of currency, sales in the Asia Pacific region grew on market gains of silicone hydrogel lenses and single-use products.
CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.
CooperSurgical Net Sales
CooperSurgical’s net sales of $78.7 million were flat compared to the prior year period. Sales of products used in fertility clinics grew 15% and now represent 35% of net sales compared to 31% in the prior year period. Sales of products used in medical office and surgical procedures declined 6% as compared to the prior year period and now represent 65% of CooperSurgical’s net sales compared to 69% in the prior year period. CooperSurgical’s sales primarily comprise women’s healthcare products used in fertility procedures and by gynecologists and obstetricians in surgical procedures and in the medical office. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix, primarily sales of fertility products, along with average realized prices on disposable products influenced sales growth.
Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales
Three Months Ended January 31,	2014	2013
CooperVision	65%	63%
CooperSurgical	63%	64%
Consolidated	65%	63%
The increase in CooperVision’s gross margin is attributable to the lower royalty payment on our silicone hydrogel products beginning on January 1, 2013, along with product mix. Gross margin was favorably impacted by the growth in sales of our higher margin Biofinity products as compared to the prior year period and by the fiscal 2013 divestiture of Aime with products that had lower than average company gross margin. Gross margin was unfavorably impacted by growth in sales of MyDay, our single-use spherical silicone hydrogel lens launched in fiscal 2013 as well as lower net sales on products sold in Japan due to the weakening of the Japanese yen as compared to the United States dollar in the current year period.
The decrease in CooperSurgical’s gross margin is largely attributable to product mix and increased sales of lower margin fertility products. Sales of lower margin fertility products now represent 35% of net sales compared to 31% in the prior year period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selling, General and Administrative Expense (SGA)

Three Months Ended January 31, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$112.0	34%	$108.6	36%	3%
CooperSurgical	29.4	37%	29.8	38%	(1)%
Corporate	16.7	—	12.3	—	36%
	$158.1	39%	$150.7	40%	5%
The 3% increase in CooperVision's SGA in absolute dollars in the fiscal 2014 period as compared to the fiscal 2013 period is primarily due to our investment in sales and marketing, including increased headcount, to reach new customers and support geographic expansion. Marketing programs included the promotion of our silicone hydrogel products, including MyDay, our single-use spherical silicone hydrogel lens. The decrease in SGA as a percentage of sales as compared to the prior year period is primarily due to revenue growth and cost controls measures.
The 1% decrease in CooperSurgical's SGA both in absolute dollars and as a percentage of net sales is primarily due to reduced selling costs related to the 6% decline in sales for office and surgical procedures and the timing of marketing initiatives. CooperSurgical continues to invest in sales activities to promote our products, with emphasis on products used in surgical procedures, and to reach new customers. The medical device excise tax, that became effective on January 1, 2013, on sales of CooperSurgical's products in the United States was $0.7 million in the current year period as compared to $0.2 million in the prior year period.
The increase in Corporate SGA in the fiscal 2014 period in absolute dollars is primarily due to share-based compensation costs.
Research and Development Expense

Three Months Ended January 31, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$12.8	4%	$10.5	3%	23%
CooperSurgical	2.9	4%	3.2	4%	(10)%
	$15.7	4%	$13.7	4%	15%
The increase in CooperVision's research and development expense in absolute dollars and as a percentage of net sales in the fiscal 2014 period as compared to the fiscal 2013 period are primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s research and development activities are primarily focused on the development of new contact lens designs.
CooperSurgical research and development expense decreased in absolute dollars primarily due to the completion of projects in fiscal 2013 for the design and upgrade of several surgical procedure devices. CooperSurgical's research and development activities include in-vitro fertilization product development and the design and upgrade of surgical procedure devices.
Amortization Expense
Consolidated amortization expense increased 2% to $7.5 million in the current year period as compared to the prior year period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Income

Three Months Ended January 31, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$84.1	26%	$67.1	22%	25%
CooperSurgical	14.2	18%	14.0	18%	1%
Corporate	(16.7)	—	(12.3)	—	(36)%
	$81.6	20%	$68.8	18%	19%
The increase in consolidated operating income in the fiscal 2014 period in absolute dollars and as a percentage of net sales was primarily due to the increase in gross profit of 9% partially offset by the increase in operating expenses of 6%.
Interest Expense
Interest expense in the fiscal first quarter of 2014 was $1.7 million representing a 35% decrease from the prior year period. This decrease reflects lower average debt balances and lower average interest rates in the current year period.
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
Share Repurchase
In December 2011, our Board of Directors authorized a share repurchase program and subsequently amended the total repurchase authorization to $500.0 million. During the fiscal first quarter of 2014, we repurchased 396 thousand shares of our common stock for $50.0 million at an average purchase price of $126.21 per share. During the fiscal first quarter of 2013, we repurchased 460 thousand shares of our common stock for $44.4 million at an average purchase price of $96.34. At January 31, 2014, we had remaining authorization to repurchase about $211.5 million of our common stock. See Note 8 for additional information.
Other (Loss) Income, Net

Periods Ended January 31, ($ in millions)
	2014	2013
Foreign exchange (loss) gain	$(0.9)	$0.5
Other, net	0.4	0.1
	$(0.5)	$0.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Income Taxes
We recorded income tax expense of $7.2 million in the fiscal first quarter of 2014 compared to $6.0 million in the prior year period. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2014 was 9.1%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first quarter of 2013 was 7.5%.

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

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States Federal statutory rate was a benefit of approximately $22.7 million and a foreign effective tax rate of approximately 4.5% in our fiscal first quarter of 2014 compared to $23.2 million and a foreign effective tax rate of approximately 3.6% in our fiscal first quarter of 2013. Please refer to Note 5 for additional information.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. The compensation expense and related income tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

Three Months Ended January 31,
(In millions)	2014	2013
Selling, general and administrative expense	$13.4	$8.5
Cost of sales	0.8	0.5
Research and development expense	0.6	0.4
Capitalized in inventory	0.8	0.5
Total share-based compensation expense	$15.6	$9.9
Related income tax benefit	$4.9	$3.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
First Quarter Highlights

•	Operating cash flow $68.6 million vs. $47.6 million in the fiscal first quarter of 2013

•	Expenditures for purchases of property, plant and equipment (PP&E) $61.0 million vs. $29.3 million in the prior year period

•	Share repurchases under our share repurchase plan $50.0 million vs. $44.4 million in the prior year period
Comparative Statistics

($ in millions)	January 31, 2014	October 31, 2013
Cash and cash equivalents	$28.8	$77.4
Total assets	$3,114.8	$3,137.3
Working capital	$432.8	$426.0
Total debt	$345.7	$344.7
Stockholders’ equity	$2,453.9	$2,423.5
Ratio of debt to equity	0.14:1	0.14:1
Debt as a percentage of total capitalization	12%	12%
Operating cash flow - twelve months ended	$436.9	$415.9
Working Capital
The $6.8 million increase in working capital at January 31, 2014, was primarily due to an increase in accounts receivables and other current assets along with decreases in accounts payable and other accrued liabilities. This increase was partially offset by decreases in cash and current deferred tax assets and an increase in short-term debt.
At January 31, 2014, our inventory months on hand (MOH) increased to 7.2 from 7.0 at January 31, 2013 and 6.9 at October 31, 2013, due to the increase in inventory to support new products and the favorable impact of product mix on cost of sales. The $5.8 million increase in trade accounts receivable was primarily due to increased sales and timing of collections. Our days sales outstanding (DSO) were 53 days at January 31, 2014, the same as October 31, 2013 and down from 58 days in the prior year period.
We have reviewed our needs in the United States for possible repatriation of undistributed earnings or cash of our foreign subsidiaries. Cooper presently intends to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.
Operating Cash Flow
Cash flow provided by operating activities in the fiscal first quarter of 2014 continued to be Cooper’s major source of liquidity, at $68.6 million compared to $47.6 million in the prior year period. Current period results include $72.3 million of net income and non-cash items primarily made up of $31.4 million related to depreciation and amortization, $14.8 million related to share-based compensation and a $4.0 million gain on currency translation. Results also include changes in operating assets and liabilities, which primarily reflect the increase in trade accounts receivable, other receivables and inventories of $11.9 million and the decrease in accounts payable and other liabilities of $38.3 million. The $21.0 million increase in cash flow provided by operating activities in the fiscal first quarter of 2014 as compared to the same period of fiscal 2013 is primarily related to the timing of collection in fiscal 2013 of the $11.2 million of insurance proceeds receivable for the business interruption claim and the increase of non-cash items primarily related to share-based compensation.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

For the three months ended January 31, 2014, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $0.7 million for interest.

For the three months ended January 31, 2013, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $2.4 million for interest.

Investing Cash Flow

Cash used in investing activities of $58.1 million in the fiscal first quarter of 2014 was driven by capital expenditures of $61.0 million, primarily to increase manufacturing capacity, partially offset by a $1.4 million insurance recovery related to facility repairs and $1.5 million related to divestitures.

Cash used in investing activities of $32.4 million in the fiscal first quarter of 2013 was for capital expenditures of $29.3 million, primarily to increase manufacturing capacity, and payments of $3.7 million related to acquisitions, partially offset by a $0.6 million insurance recovery related to facility repairs.

Financing Cash Flow

The changes in cash flows from financing activities primarily relate to borrowings and repayments of debt as well as share repurchases and share-based compensation awards. Cash used in financing activities of $58.6 million in the fiscal first quarter of 2014 was driven by $50.0 million in payments for share repurchases under our share repurchase plan, $8.1 million for share-based compensation awards, a $3.3 million payment for contingent consideration, $0.5 million for net repayments of debt and $0.7 million for distributions to noncontrolling interests. Cash used in financing activities was slightly offset by $4.1 million of proceeds from a construction allowance.

Cash used in financing activities of $14.1 million in the fiscal first quarter of 2013 was driven by $44.4 million in payments for share repurchases under our share repurchase plan, $3.3 million to purchase Origio shares and other distributions to noncontrolling interests, a $3.6 million payment for contingent consideration and $0.5 million for share-based compensation awards. Cash used in financing activities was partially offset by $37.7 million from net borrowings of debt.

At January 31, 2014, we had $300.0 million outstanding on the Term Loan and $999.8 million available under the Credit Agreement, and we are in compliance with our financial covenants including the Interest Coverage Ratio at 60.51 to 1.00 and the Total Leverage Ratio at 0.69 to 1.00. As defined in both the Credit Agreement and Term Loan, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement to be at least 3.00 to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to be no higher than 3.75 to 1.00.

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

Estimates and Critical Accounting Policies
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first quarter of 2014, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, for a more complete discussion of our estimates and critical accounting policies.
We performed our annual impairment assessment of goodwill during the fiscal third quarter of 2013, and our analysis indicated that we had no impairment of goodwill. As described in Note 3. Intangible Assets in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.
Accounting Pronouncements Issued Not Yet Adopted

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement and Term Loan may vary with the Eurodollar rate. We have decreased this interest rate risk by hedging a significant portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, and Note 9 in this Quarterly Report on Form 10-Q for the period ended January 31, 2014.
On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement (Term Loan) that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. At January 31, 2014, $300.0 million remained outstanding on the Term Loan.
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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2014, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of January 31, 2014, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company's share repurchase activity during the three month period ended January 31, 2014, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
11/1/13 - 11/30/13	—	$—	—	$61,500,000
12/1/13 - 12/31/13	—	$—	—	$261,500,000
1/1/14 - 1/31/14	396,153	$126.21	396,153	$211,500,000
Total	396,153	$126.21	396,153
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The plan originally authorized $150.0 million and was amended to increase the authorization to a total of $500.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At January 31, 2014, approximately $211.5 million remained authorized for repurchase under the 2012 Share Repurchase Program.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three months ended January 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2014 and 2013, (iii) Consolidated Condensed Balance Sheets at January 31, 2014 and October 31, 2013, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2014 and 2013 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 6. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 7, 2014	/s/ Tina Maloney
Tina Maloney
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three months ended January 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2014 and 2013, (iii) Consolidated Condensed Balance Sheets at January 31, 2014 and October 31, 2013, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2014 and 2013 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 6. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.