Form 10-Q
period 2014-04-30
COOPER COMPANIES INC
filed 2014-06-06
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended April 30, 2014

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	47,938,672 Shares
Class	Outstanding at April 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Periods Ended April 30,
(In thousands, except for earnings per share)
(Unaudited)

	Three Months		Six Months
	2014	2013	2014	2013
Net sales	$412,317	$384,041	$817,297	$763,880
Cost of sales	143,818	129,862	285,869	269,203
Gross profit	268,499	254,179	531,428	494,677
Selling, general and administrative expense	155,804	150,693	313,892	301,346
Research and development expense	16,295	14,490	32,007	28,143
Amortization of intangibles	7,476	7,523	14,982	14,895
Operating income	88,924	81,473	170,547	150,293
Interest expense	1,558	2,444	3,214	5,010
Gain on insurance proceeds	—	—	—	14,084
Other income (expense), net	455	(89)	(57)	549
Income before income taxes	87,821	78,940	167,276	159,916
Provision for income taxes	8,185	3,473	15,375	9,515
Net income	$79,636	$75,467	$151,901	$150,401
Less: income attributable to noncontrolling interests	476	331	898	598
Net income attributable to Cooper stockholders	$79,160	$75,136	$151,003	$149,803
Earnings per share attributable to Cooper stockholders - basic	$1.65	$1.55	$3.15	$3.09
Earnings per share attributable to Cooper stockholders - diluted	$1.62	$1.52	$3.09	$3.02
Number of shares used to compute earnings per share:
Basic	47,919	48,494	47,963	48,485
Diluted	48,754	49,478	48,883	49,555
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Periods Ended April 30,
(In thousands)
(Unaudited)

	Three Months		Six Months
	2014	2013	2014	2013
Net income	$79,636	$75,467	$151,901	$150,401
Other comprehensive income (loss):
Foreign currency translation adjustment	19,962	(14,783)	23,157	(13,410)
Change in value of derivative instruments, net of tax provision of $175 and $397 for the three and six months ended April 30, 2014, respectively, and $156 and $387 for the corresponding periods of fiscal 2013, respectively	274	244	622	607
Change in minimum pension liability, net of tax	7	7	14	14
Unrealized gain on marketable securities, net of tax provision of $0 for the three and six months ended April 30, 2014, and $13 and $25 for the corresponding periods of fiscal 2013, respectively	—	25	—	47
Other comprehensive income (loss)	20,243	(14,507)	23,793	(12,742)
Comprehensive income	99,879	60,960	175,694	137,659
Comprehensive (income) loss attributable to noncontrolling interests	(649)	294	(647)	626
Comprehensive income attributable to Cooper stockholders	$99,230	$61,254	$175,047	$138,285
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands, unaudited)

	April 30, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$82,659	$77,393
Trade accounts receivable, net of allowance for doubtful accounts of $5,823 at April 30, 2014 and $5,261 at October 31, 2013	239,769	229,537
Inventories	345,816	338,917
Deferred tax assets	37,257	41,179
Prepaid expense and other current assets	59,179	60,215
Total current assets	764,680	747,241
Property, plant and equipment, at cost	1,371,241	1,240,576
Less: accumulated depreciation and amortization	553,799	500,709
	817,442	739,867
Goodwill	1,393,912	1,387,611
Other intangibles, net	184,998	198,769
Deferred tax assets	15,738	16,279
Other assets	45,212	47,494
	$3,221,982	$3,137,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$33,916	$42,987
Accounts payable	86,248	108,172
Employee compensation and benefits	52,295	63,414
Other current liabilities	92,207	106,680
Total current liabilities	264,666	321,253
Long-term debt	301,508	301,670
Deferred tax liabilities	25,372	24,883
Accrued pension liability and other	68,356	65,961
Total liabilities	659,902	713,767
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 50,635 at April 30, 2014 and 50,335 at October 31, 2013	5,064	5,034
Additional paid-in capital	1,340,940	1,329,329
Accumulated other comprehensive income (loss)	8,031	(15,762)
Retained earnings	1,461,419	1,311,851
Treasury stock at cost: 2,696 shares at April 30, 2014 and 2,340 shares at October 31, 2013	(272,103)	(225,917)
Total Cooper stockholders' equity	2,543,351	2,404,535
Noncontrolling interests	18,729	18,959
Stockholders’ equity	2,562,080	2,423,494
	$3,221,982	$3,137,261
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$151,901	$150,401
Depreciation and amortization	63,145	62,469
Decrease in operating capital	(52,504)	(73,532)
Other non-cash items	32,364	23,188
Net cash provided by operating activities	194,906	162,526
Cash flows from investing activities:
Purchases of property, plant and equipment	(122,176)	(67,490)
Acquisitions of businesses, net of cash acquired, and other	1,060	(8,130)
Insurance proceeds received	1,359	1,254
Net cash used in investing activities	(119,757)	(74,366)
Cash flows from financing activities:
Proceeds from long-term debt	935,300	651,400
Repayments of long-term debt	(935,421)	(708,201)
Net (repayments of) proceeds from short-term debt	(13,127)	8,550
Repurchase of common stock	(50,000)	(44,363)
Net (payments) proceeds related to share-based compensation awards	(11,287)	7,538
Excess tax benefit from share-based compensation awards	4,600	7,134
Purchase of Origio shares from noncontrolling interests	—	(2,641)
Dividends on common stock	(1,436)	(1,449)
Distributions to noncontrolling interests	(1,455)	(694)
Payment of contingent consideration	(3,322)	(3,600)
Proceeds from construction allowance	6,019	—
Net cash used in financing activities	(70,129)	(86,326)
Effect of exchange rate changes on cash and cash equivalents	246	(233)
Net increase in cash and cash equivalents	5,266	1,601
Cash and cash equivalents - beginning of period	77,393	12,840
Cash and cash equivalents - end of period	$82,659	$14,441
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
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at April 30, 2014 and October 31, 2013, the consolidated results of its operations for the three and six months ended April 30, 2014 and 2013 and its consolidated condensed cash flows for the six months ended April 30, 2014 and 2013. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and insurance proceeds are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
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
•Income taxes
•Share-based compensation

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

During the fiscal first half of 2014, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, for a more complete discussion of our estimates and critical accounting policies.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year beginning on November 1, 2017.

Note 2. Inventories

(In thousands)	April 30, 2014	October 31, 2013
Raw materials	$77,959	$79,331
Work-in-process	12,387	10,515
Finished goods	255,470	249,071
	$345,816	$338,917
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3. Intangible Assets

Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2012	$1,044,054	$326,193	$1,370,247
Net additions during the year ended October 31, 2013	3,363	11,017	14,380
Translation	1,061	1,923	2,984
Balance as of October 31, 2013	1,048,478	339,133	1,387,611
Net reductions during the six-month period ended April 30, 2014	—	(590)	(590)
Translation	6,010	881	6,891
Balance as of April 30, 2014	$1,054,488	$339,424	$1,393,912
We performed our annual impairment assessment in our fiscal third quarter of 2013, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, we will continue to monitor conditions and changes which could indicate that our recorded goodwill may be impaired.

Other Intangible Assets

	As of April 30, 2014		As of October 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$12,434	$2,551	$12,481	$2,337
Technology	128,794	84,839	133,842	84,371
Shelf space and market share	201,021	84,503	199,379	75,700
License and distribution rights and other	24,966	10,324	24,947	9,472
	367,215	$182,217	370,649	$171,880
Less accumulated amortization and translation	182,217		171,880
Other intangible assets, net	$184,998		$198,769
We estimate that amortization expense for our existing other intangible assets will be $28.7 million in fiscal 2014, $22.2 million in fiscal 2015, $20.5 million in fiscal 2016, $19.8 million in fiscal 2017 and $17.8 million in fiscal 2018.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 4. Debt

(In thousands)	April 30, 2014	October 31, 2013
Short-term:
Overdraft and other credit facilities	$33,916	$42,987

Long-term:
Credit agreement	$—	$—
Term Loan	300,000	300,000
Other	1,508	1,670
	$301,508	$301,670
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
At April 30, 2014, we were in compliance with the Interest Coverage Ratio at 69.18 to 1.00 and the Total Leverage Ratio at 0.66 to 1.00.
At April 30, 2014, we had $999.8 million available under the Credit Agreement.

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

At April 30, 2014, we had $300.0 million outstanding under the Term Loan.

Note 5. Income Taxes
Cooper’s effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2014 was 9.2%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first half of 2013 was 5.9%. The ETR is below the United States statutory rate as a majority of our taxable income is earned in foreign jurisdictions with lower tax rates.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of November 1, 2013, Cooper had unrecognized tax benefits, that if recognized, $28.8 million would impact our ETR. For the six-month period ended April 30, 2014, there were no material changes to the total amount of unrecognized tax benefits.
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
As of April 30, 2014, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2010 through 2013. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2010 through 2013.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 6. Earnings Per Share

Periods Ended April 30,	Three Months		Six Months
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income attributable to Cooper stockholders	$79,160	$75,136	$151,003	$149,803
Basic:
Weighted average common shares	47,919	48,494	47,963	48,485
Basic earnings per common share attributable to Cooper stockholders	$1.65	$1.55	$3.15	$3.09
Diluted:
Weighted average common shares	47,919	48,494	47,963	48,485
Effect of potential dilutive common shares	835	984	920	1,070
Diluted weighted average common shares	48,754	49,478	48,883	49,555
Diluted earnings per common share attributable to Cooper stockholders	$1.62	$1.52	$3.09	$3.02
The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2014	2013	2014	2013
Numbers of stock option shares excluded	138	—	164	4
Range of exercise prices	$119.89	$—	$119.89-$128.35	$102.08
Numbers of restricted stock units excluded	5	—	6	—

Note 7. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2013. The compensation expense and related income tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Selling, general and administrative expense	$6.4	$5.5	$19.8	$14.0
Cost of sales	0.5	0.5	1.3	1.0
Research and development expense	0.4	0.3	1.0	0.7
Capitalized in inventory	0.5	0.5	1.3	1.0
Total share-based compensation expense	$7.8	$6.8	$23.4	$16.7
Related income tax benefit	$2.3	$1.9	$7.3	$4.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 8. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2013	$(4,592)	$—	$(1,033)	$(10,137)	$(15,762)
Gross change in value for the period	23,157	—	(56)	14	23,115
Reclassification adjustments for losses realized in net income	—	—	1,075	—	1,075
Tax effect for the period	—	—	(397)	—	(397)
Balance at April 30, 2014	$18,565	$—	$(411)	$(10,123)	$8,031

Balance at October 31, 2012	$(7,199)	$50	$(2,374)	$(21,738)	$(31,261)
Gross change in value for the period	(13,410)	72	(216)	14	(13,540)
Reclassification adjustments for losses realized in net income	—	—	1,210	—	1,210
Tax effect for the period	—	(25)	(387)	—	(412)
Balance at April 30, 2013	$(20,609)	$97	$(1,767)	$(21,724)	$(44,003)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and subsequently amended the total repurchase authorization to $500.0 million of the Company’s common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. The Company did not repurchase shares during the three-month periods ended April 30, 2014 and 2013. For the three months ended January 31, 2014, the Company repurchased 396 thousand shares of the Company’s common stock for $50.0 million at an average purchase price of $126.21 per share. During the three months ended January 31, 2013, the Company repurchased 460 thousand shares for $44.4 million, at an average purchase price of $96.34 per share. At April 30, 2014, approximately $211.5 million remains authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 7, 2014, to stockholders of record on January 24, 2014.

Note 9. Fair Value Measurements
As of April 30, 2014 and October 31, 2013, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
The following table sets forth Cooper’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first half of 2014, within the fair value hierarchy at April 30, 2014, and fiscal year 2013, within the fair value hierarchy at October 31, 2013:

(In millions)	April 30, 2014	October 31, 2013
Assets:
Foreign exchange contracts	$0.3	$0.3
Liabilities:
Interest rate swaps	$0.7	$1.7
Foreign exchange contracts	0.4	0.6
	$1.1	$2.3
We recorded contingent consideration representing the estimated fair value of the additional variable cash consideration payable related to an acquisition in our fiscal first quarter of 2013. We recorded the fair value of the acquisition-related contingent consideration as liabilities on the acquisition date using the discounted cash flow approach. Cooper uses unobservable Level 3 inputs including a forecast of new customer accounts and discount rates to fair value the liabilities. Significant changes in these unobservable inputs in isolation may result in a significantly lower or higher fair value measurement. At April 30, 2014, the fair value of the contingent consideration payable totaled $2.0 million.

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
Cooper’s results of operations for the six months ended April 30, 2014 and 2013 reflect the following components of net periodic pension costs:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2014	2013	2014	2013
Service cost	$1,769	$1,846	$3,537	$3,692
Interest cost	987	822	1,975	1,643
Expected returns on assets	(1,238)	(961)	(2,475)	(1,922)
Amortization of prior service cost	6	6	12	12
Recognized net actuarial loss	154	546	308	1,093
Net periodic pension cost	$1,678	$2,259	$3,357	$4,518
Cooper contributed $3.4 million and $4.5 million to the pension plan for the three and six months ended April 30, 2014, respectively, and expects to contribute an additional $4.3 million in fiscal 2014. We contributed $3.0 million and $3.4 million to the pension plan for the three and six months ended April 30, 2013. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

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
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2014	2013	2014	2013
CooperVision net sales by category:
Toric lens	$104,763	$96,728	$205,959	$188,362
Multifocal lens	35,540	29,654	69,235	56,805
Single-use sphere lens	71,704	63,746	140,476	129,209
Non single-use sphere and other	119,075	119,220	241,715	236,351
Total CooperVision net sales	331,082	309,348	657,385	610,727
CooperSurgical net sales	81,235	74,693	159,912	153,153
Total net sales	$412,317	$384,041	$817,297	$763,880
Operating income (loss):
CooperVision	$82,618	$79,299	$166,764	$146,368
CooperSurgical	18,098	12,431	32,255	26,480
Corporate	(11,792)	(10,257)	(28,472)	(22,555)
Total operating income	88,924	81,473	170,547	150,293
Interest expense	1,558	2,444	3,214	5,010
Gain on insurance proceeds	—	—	—	14,084
Other income (expense), net	455	(89)	(57)	549
Income before income taxes	$87,821	$78,940	$167,276	$159,916

(In thousands)	April 30, 2014	October 31, 2013
Identifiable assets:
CooperVision	$2,465,916	$2,376,022
CooperSurgical	624,556	632,844
Corporate	131,510	128,395
Total	$3,221,982	$3,137,261

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2014	2013	2014	2013
Net sales to external customers by country of domicile:
United States	$189,559	$180,314	$377,251	$356,071
Europe	131,418	112,932	260,464	221,462
Rest of world	91,340	90,795	179,582	186,347
Total	$412,317	$384,041	$817,297	$763,880

(In thousands)	April 30, 2014	October 31, 2013
Long-lived assets by country of domicile:
United States	$454,758	$427,560
Europe	332,533	297,157
Rest of world	30,151	15,150
Total	$817,442	$739,867

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal second quarter of 2014 ended April 30, 2014, and the six months then ended and compare them with the same periods of fiscal 2013. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
Second Quarter Highlights
•Net sales of $412.3 million, up 7% from $384.0 million
•Gross profit $268.5 million, up 6% from $254.2 million
•Operating income $88.9 million, up 9% from $81.5 million
•Diluted earnings per share of $1.62, up from $1.52 per share
•Cash provided by operations $126.3 million, up from $114.9 million
•Results in our fiscal second quarter include costs related to acquisitions of $1.0 million
Six-Month Highlights

•	Net sales of $817.3 million, up 7% from $763.9 million

•	Gross profit of $531.4 million, up 7% from $494.7 million

•	Operating income $170.5 million, up 13% from $150.3 million

•	Diluted earnings per share of $3.09, up from $3.02 per share

•	Cash provided by operations $194.9 million, up from $162.5 million
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by United States debt and uncertainty surrounding employment, credit concerns and the Affordable Care Act, together with foreign currency volatility, particularly the yen, euro and the pound, impact our current performance and continue to represent a risk to our performance for fiscal year 2014 and beyond.
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
We believe that the global market for single-use contact lenses is expanding and will continue to grow and competitive silicone hydrogel single-use lens products are gaining market share and represent a risk to our business. In fiscal 2013, we launched MyDay, our single-use spherical silicone hydrogel lens, in Europe, and in fiscal 2012 we launched

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Proclear® 1 Day multifocal. We forecast increasing demand for our existing and future single-use products. To meet this anticipated demand, in fiscal 2014 we plan to continue the implementation of capital projects to invest in increased single-use manufacturing capacity.
Consistent with CooperVision's strategy to focus on our core soft contact lens business, on October 31, 2013, we completed a transaction to sell Aime, our rigid gas permeable contact lens and solutions business in Japan. The business was originally obtained as part of the December 1, 2010, acquisition which included obtaining the rights to market Biofinity in Japan. Aime revenue had declined in recent periods, and the products had lower than average company margins. Results from operations of Aime are included in our Consolidated Statements of Income for fiscal 2013 and the divestiture was neutral to earnings per share in the fiscal second quarter and six-months ended April 30, 2014.
We also compete in the highly fragmented medical device segment of the women's healthcare market. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring companies and products that complement its business model. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines. CooperSurgical product sales are categorized based on the point of healthcare delivery including products used in medical office and surgical procedures by obstetricians and gynecologists (ob/gyns) representing 64% of CooperSurgical's net sales in the fiscal second quarter of 2014. CooperSurgical's remaining sales represent products used in fertility clinics that represented 36% of CooperSurgical's net sales in the fiscal second quarter of 2014, up from 33% in the prior year period.
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
At April 30, 2014, we had $999.8 million available under our existing revolving Credit Agreement. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends. However, depending on the size or timing of these business activities, we may seek to raise additional debt financing.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Statistical Information – Percentage of Sales and Growth

	Three Months			Six Months
	Percentage of Sales		2014 vs 2013 % Change	Percentage of Sales		2014 vs 2013 % Change
Periods Ended April 30,	2014	2013		2014	2013
Net sales	100%	100%	7%	100%	100%	7%
Cost of sales	35%	34%	11%	35%	35%	6%
Gross profit	65%	66%	6%	65%	65%	7%
Selling, general and administrative expense	38%	39%	3%	38%	39%	4%
Research and development expense	4%	4%	12%	4%	4%	14%
Amortization of intangibles	2%	2%	(1)%	2%	2%	1%
Operating income	22%	21%	9%	21%	20%	13%
Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.
Our consolidated net sales grew by $28.3 million or 7% and $53.4 million or 7% in the three and six months ended April 30, 2014, respectively:

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2014	2013	% Change	2014	2013	% Change
CooperVision	$331.1	$309.3	7%	$657.4	$610.7	8%
CooperSurgical	81.2	74.7	9%	159.9	153.2	4%
	$412.3	$384.0	7%	$817.3	$763.9	7%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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
The contact lens market consists primarily of disposable and frequently replaced lenses. Disposable lenses are designed for either daily, two-week or monthly replacement; and frequently replaced lenses are designed for replacement after one to three months. The market for spherical, toric and multifocal lenses is growing with value-added lenses to alleviate dry eye symptoms as well as higher oxygen permeable lenses such as silicone hydrogels.

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

CooperVision net sales growth for the three-month period included increases in total sphere lenses up 7%, representing 56% of net sales, the same as in the prior year period, and total toric lenses up 8%, representing 32% of net sales up from 31% in the prior year period. Total multifocal lenses grew 20%, representing 11% of net sales up from 10% in the prior year period on increased sales of Biofinity monthly and Proclear single-use multifocal products. Silicone hydrogel products, including MyDay, our single-use silicone hydrogel lens, grew 21%, representing 49% of net sales up from 43% in the prior year period. Proclear product grew 8%, representing 25% of net sales, the same as in the prior year period. Older conventional lens products declined 13% and represented 2% of net sales, down from 3% in the prior year period.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

CooperVision Net Sales by Geography

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2014	2013	% Change	2014	2013	% Change
Americas	$142.1	$136.5	4%	$282.8	$261.5	8%
EMEA	119.2	104.8	14%	237.1	206.8	15%
Asia Pacific	69.8	68.0	3%	137.5	142.4	(3)%
	$331.1	$309.3	7%	$657.4	$610.7	8%
The growth in Americas net sales was primarily due to market gains of CooperVision’s silicone hydrogel contact lenses and single-use sphere and multifocal products. The growth rate was lower in the three-month period due to the timing of sales across major product lines. The growth in EMEA net sales was primarily due to market gains of silicone hydrogel lenses, including MyDay, along with single-use sphere and multifocal products. EMEA net sales were favorably impacted due to weakening of the United States dollar compared to the euro. The growth in Asia Pacific net sales in the three-month period and the decline of 3% in the six-month period reflect the negative impact of the weakening of the Japanese yen compared to the United States dollar. Excluding the impact of currency, sales in the Asia Pacific region for the three- and six-month periods grew on market gains of silicone hydrogel lenses and single-use products.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperSurgical Net Sales

CooperSurgical’s net sales increased 9% and 4%, respectively, in the three- and six-month periods as compared to the prior year periods. Sales of products used in fertility clinics grew 17% and 16%, respectively, in the three- and six-month periods as compared to the prior year periods, and now represent 36% of net sales compared to 33% in the prior year three-month period and 32% in the prior year six-month period. Sales of products used in medical office and surgical procedures grew 4% and declined 1%, respectively, in the three- and six-month periods as compared to the prior year periods, and now represent 64% of CooperSurgical’s net sales. CooperSurgical’s sales primarily comprise women’s healthcare products used in fertility procedures and by gynecologists and obstetricians in surgical procedures and in the medical office. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix, primarily sales of fertility products, along with average realized prices on disposable products influenced sales growth.
Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Six Months
Periods Ended April 30,	2014	2013	2014	2013
CooperVision	65%	67%	65%	65%
CooperSurgical	65%	65%	64%	64%
Consolidated	65%	66%	65%	65%
The decrease in CooperVision’s gross margin for the fiscal second quarter of 2014 is primarily attributable to the ongoing product mix impact and start-up costs of MyDay, our single-use spherical silicone hydrogel lens launched in fiscal 2013. As we expect in a start-up phase, the gross margin on this new product is currently well below our average and includes the impact of building new manufacturing capacity. We expect the gross margin on MyDay to improve to the high single-digit range as we exit the fiscal year.
CooperSurgical’s gross margin remained flat in both the three- and six-month periods as compared to the prior year periods primarily due to product mix. Sales of lower gross margin fertility products now represent 36% of net sales in both the three- and six-month periods as compared to 33% and 32% in the prior year periods, respectively.
Selling, General and Administrative Expense (SGA)

Three Months Ended April 30, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$116.5	35%	$111.0	36%	5%
CooperSurgical	27.5	34%	29.5	39%	(6)%
Corporate	11.8	—	10.2	—	15%
	$155.8	38%	$150.7	39%	3%

Six Months Ended April 30, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$228.5	35%	$219.7	36%	4%
CooperSurgical	56.9	36%	59.0	39%	(4)%
Corporate	28.5	—	22.6	—	26%
	$313.9	38%	$301.3	39%	4%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The increase in CooperVision's SGA in absolute dollars in the fiscal 2014 periods as compared to the same periods in fiscal 2013 is primarily due to our investment in sales and marketing, including increased headcount, to reach new customers and support geographic expansion. Marketing programs included the promotion of our silicone hydrogel products, including MyDay, our single-use spherical silicone hydrogel lens. The decrease in SGA as a percentage of sales as compared to the prior year periods is primarily due to revenue growth and cost control measures.
The decrease in CooperSurgical's SGA both in absolute dollars and as a percentage of net sales is primarily due to costs included in the prior year periods for investments in sales activities and acquisitions along with the timing of marketing initiatives in the current year periods. CooperSurgical continues to invest in sales activities to promote our products, with emphasis on products used in surgical procedures, and to reach new customers. The medical device excise tax, that became effective on January 1, 2013, on sales of CooperSurgical's products in the United States was $0.7 million and $1.4 million in the three- and six-month periods, respectively, as compared to $0.7 million and $0.9 million in the prior year periods.
The increase in Corporate's SGA in the fiscal 2014 periods in absolute dollars is primarily due to share-based compensation costs.
Research and Development Expense

Three Months Ended April 30, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$12.6	4%	$11.4	4%	10%
CooperSurgical	3.7	5%	3.1	4%	22%
	$16.3	4%	$14.5	4%	12%

Six Months Ended April 30, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$25.4	4%	$21.9	4%	16%
CooperSurgical	6.6	4%	6.2	4%	6%
	$32.0	4%	$28.1	4%	14%
The increase in CooperVision's research and development expense in absolute dollars in the fiscal 2014 periods as compared to the fiscal 2013 periods was primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s research and development activities are primarily focused on the development of new contact lens designs.
The increase in CooperSurgical's research and development expense in absolute dollars in both of the fiscal 2014 periods and as a percentage of net sales in the fiscal second quarter of 2014 as compared to the prior year period includes costs to shift toward investment in projects to develop new products along with the upgrade of existing products. CooperSurgical's research and development activities include in-vitro fertilization product development and the design and upgrade of surgical procedure devices.
Amortization Expense
Consolidated amortization expense of $7.5 million in the three-month period and $15.0 million in the six-month period was comparable to the prior year periods.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Income

Three Months Ended April 30, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$82.6	25%	$79.3	26%	4%
CooperSurgical	18.1	22%	12.4	17%	46%
Corporate	(11.8)	—	(10.2)	—	(15)%
	$88.9	22%	$81.5	21%	9%

Six Months Ended April 30, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$166.8	25%	$146.4	24%	14%
CooperSurgical	32.2	20%	26.5	17%	22%
Corporate	(28.5)	—	(22.6)	—	(26)%
	$170.5	21%	$150.3	20%	13%
The increase in consolidated operating income in the fiscal 2014 periods in absolute dollars and as a percentage of net sales was primarily due to the increases in gross profit of 6% and 7% in the three- and six-month periods, partially offset by the increase in operating expenses of 4% and 5% in the same periods, respectively.
Interest Expense
Interest expense in the fiscal second quarter of 2014 was $1.6 million, representing a 36% decrease from the prior year period. Interest expense for the first six months of fiscal 2014 was $3.2 million representing a decrease of 36% from the first six months of fiscal 2013. These decreases reflect lower average debt balances and lower average interest rates in the current year periods.
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
Share Repurchase
In December 2011, our Board of Directors authorized a share repurchase program and subsequently amended the total repurchase authorization to $500.0 million. We did not repurchase any shares during both the fiscal second quarter of 2014 and 2013. During the fiscal first quarter of 2014, we repurchased 396 thousand shares of our common stock for $50.0 million at an average purchase price of $126.21 per share. During the fiscal first quarter of 2013, we repurchased 460 thousand shares of our common stock for $44.4 million at an average purchase price of $96.34. At April 30, 2014, we had remaining authorization to repurchase about $211.5 million of our common stock. See Note 8 for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Other Income (Loss), Net

Periods Ended April 30, ($ in millions)	Three Months		Six Months
	2014	2013	2014	2013
Foreign exchange loss	$—	$(0.7)	$(0.9)	$(0.1)
Other, net	0.5	0.6	0.8	0.6
	$0.5	$(0.1)	$(0.1)	$0.5
Provision for Income Taxes
We recorded income tax expense of $15.4 million in the fiscal first half of 2014 compared to $9.5 million in the prior year period. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2014 was 9.2%. Our year-to-date results include the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first half of 2013 was 5.9%.

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

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States Federal statutory rate was a benefit of approximately $47.7 million and a foreign effective tax rate of approximately 3.4% in our fiscal first half of 2014 compared to $46.3 million and a foreign effective tax rate of approximately 1.5% in our fiscal first half of 2013. Please refer to Note 5 for additional information.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. The compensation expense and related income tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
($ In millions)	2014	2013	2014	2013
Selling, general and administrative expense	$6.4	$5.5	$19.8	$14.0
Cost of sales	0.5	0.5	1.3	1.0
Research and development expense	0.4	0.3	1.0	0.7
Capitalized in inventory	0.5	0.5	1.3	1.0
Total share-based compensation expense	$7.8	$6.8	$23.4	$16.7
Related income tax benefit	$2.3	$1.9	$7.3	$4.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Second Quarter Highlights

•	Operating cash flow $126.3 million vs. $114.9 million in the fiscal second quarter of 2013

•	Expenditures for purchases of property, plant and equipment (PP&E) $61.2 million vs. $38.2 million in the prior year period
Six-Month Highlights

•	Operating cash flow of $194.9 million vs. $162.5 million in the fiscal first half of 2013

•	Expenditures for purchases of property, plant and equipment (PP&E) $122.2 million vs. $67.5 million in the prior year period

•	Share repurchases under our share repurchase plan $50.0 million vs. $44.4 million in the prior year period
Comparative Statistics

($ in millions)	April 30, 2014	October 31, 2013
Cash and cash equivalents	$82.7	$77.4
Total assets	$3,222.0	$3,137.3
Working capital	$500.0	$426.0
Total debt	$335.4	$344.7
Stockholders’ equity	$2,562.1	$2,423.5
Ratio of debt to equity	0.13:1	0.14:1
Debt as a percentage of total capitalization	12%	12%
Operating cash flow - twelve months ended	$448.3	$415.9
Working Capital
The $74.0 million increase in working capital at April 30, 2014, was primarily due to an increase in cash, accounts receivables and inventories along with decreases in accounts payable, other accrued liabilities and short-term debt. This increase was partially offset by a decrease in current deferred tax assets.
At April 30, 2014, our inventory months on hand (MOH) increased to 7.2 from 6.9 at October 31, 2013 due to the increase in inventory to support new products and the favorable impact of product mix on cost of sales. Our MOH at April 30, 2013 was 7.8 reflecting the increase in inventory during the period along with the reduction of the royalty, recognized in cost of sales, for CooperVision's silicone hydrogel contact lenses. The $10.2 million increase in trade accounts receivable was primarily due to increased sales and timing of collections. Our days sales outstanding (DSO) were 51 days at April 30, 2014, down from 53 days at October 31, 2013 and from 54 days in the prior year period.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow
Cash flow provided by operating activities in the fiscal first half of 2014 continued to be Cooper’s major source of liquidity, at $194.9 million compared to $162.5 million in the prior year period. Current period results include $151.9 million of net income and non-cash items primarily made up of $63.1 million related to depreciation and amortization and $22.2 million related to share-based compensation. Results also include changes in operating assets and liabilities, which primarily reflect the increase in trade accounts receivable, other assets and inventories of $19.6 million and the decrease in accounts payable and other liabilities of $24.1 million. The $32.4 million increase in cash flow provided by operating activities in the fiscal first half of 2014 as compared to the same period of fiscal 2013 is primarily due to favorable changes in working capital, the increase of non-cash items primarily related to share-based compensation and the increase in net income.
For the six months ended April 30, 2014, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $1.2 million for interest.

For the six months ended April 30, 2013, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products and the $14.1 million for insurance proceeds received. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $3.3 million for interest.

Investing Cash Flow

Cash used in investing activities of $119.8 million in the fiscal first half of 2014 was driven by capital expenditures of $122.2 million, primarily to increase manufacturing capacity, partially offset by a $1.4 million insurance recovery related to facility repairs and $1.0 million related to divestitures.

Cash used in investing activities of $74.4 million in the fiscal first half of 2013 was for capital expenditures of $67.5 million, primarily to increase manufacturing capacity, and payments of $8.1 million related to acquisitions, partially offset by a $1.2 million insurance recovery related to facility repairs.

Financing Cash Flow

The changes in cash flows from financing activities primarily relate to borrowings and repayments of debt as well as share repurchases and share-based compensation awards. Cash used in financing activities of $70.1 million in the fiscal first half of 2014 was driven by $50.0 million in payments for share repurchases under our share repurchase plan, $13.2 million for net repayments of debt, $6.7 million for share-based compensation awards, a $3.3 million payment for contingent consideration, $1.4 million for dividends and $1.5 million for distributions to noncontrolling interests. Cash used in financing activities was offset by $6.0 million of proceeds from a construction allowance.

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

At April 30, 2014, we had $300.0 million outstanding on the Term Loan and $999.8 million available under the Credit Agreement, and we are in compliance with our financial covenants including the Interest Coverage Ratio at 69.18 to 1.00 and the Total Leverage Ratio at 0.66 to 1.00. As defined in both the Credit Agreement and Term Loan, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement to be at least 3.00 to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to be no higher than 3.75 to 1.00.

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

Estimates and Critical Accounting Policies
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first half of 2014, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, for a more complete discussion of our estimates and critical accounting policies.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year beginning on November 1, 2017.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement and Term Loan may vary with the Eurodollar rate. We have decreased this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, and Note 9 in this Quarterly Report on Form 10-Q for the period ended April 30, 2014.
On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement (Term Loan) that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. At April 30, 2014, $300.0 million remained outstanding on the Term Loan.
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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2014, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of April 30, 2014, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company's share repurchase activity during the three-month period ended April 30, 2014, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
2/1/14 - 2/28/14	—	$—	—	$211,500,000
3/1/14 - 3/31/14	—	$—	—	$211,500,000
4/1/14 - 4/30/14	—	$—	—	$211,500,000
Total	—	$—	—
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The plan originally authorized $150.0 million and was amended to increase the authorization to a total of $500.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At April 30, 2014, approximately $211.5 million remained authorized for repurchase under the 2012 Share Repurchase Program.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and six months ended April 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2014 and 2013, (iii) Consolidated Condensed Balance Sheets at April 30, 2014 and October 31, 2013, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2014 and 2013 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 6. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 6, 2014	/s/ Tina Maloney
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and six months ended April 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2014 and 2013, (iii) Consolidated Condensed Balance Sheets at April 30, 2014 and October 31, 2013, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2014 and 2013 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 6. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.