Form 10-Q
period 2014-07-31
COOPER COMPANIES INC
filed 2014-09-05
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended July 31, 2014

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,282,203 Shares
Class	Outstanding at July 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Periods Ended July 31,
(In thousands, except for earnings per share)
(Unaudited)

	Three Months		Nine Months
	2014	2013	2014	2013
Net sales	$432,482	$411,993	$1,249,779	$1,175,873
Cost of sales	151,892	143,719	437,761	412,923
Gross profit	280,590	268,274	812,018	762,950
Selling, general and administrative expense	161,203	152,141	475,095	453,487
Research and development expense	16,070	14,865	48,077	43,008
Amortization of intangibles	6,752	7,660	21,735	22,553
Operating income	96,565	93,608	267,111	243,902
Interest expense	1,499	2,258	4,713	7,268
Gain on insurance proceeds	—	—	—	14,084
Other expense (income), net	683	86	739	(461)
Income before income taxes	94,383	91,264	261,659	251,179
Provision for income taxes	5,711	2,072	21,087	11,585
Net income	$88,672	$89,192	$240,572	$239,594
Less: income attributable to noncontrolling interests	605	241	1,502	840
Net income attributable to Cooper stockholders	$88,067	$88,951	$239,070	$238,754
Earnings per share attributable to Cooper stockholders - basic	$1.83	$1.82	$4.98	$4.91
Earnings per share attributable to Cooper stockholders - diluted	$1.80	$1.79	$4.89	$4.81
Number of shares used to compute earnings per share:
Basic	48,042	48,791	47,990	48,588
Diluted	48,922	49,754	48,901	49,623
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Periods Ended July 31,
(In thousands)
(Unaudited)

	Three Months		Nine Months
	2014	2013	2014	2013
Net income	$88,672	$89,192	$240,572	$239,594
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,989)	(12,697)	14,168	(26,108)
Change in value of derivative instruments, net of tax provision of $144 and $541 for the three and nine months ended July 31, 2014, respectively, and $260 and $647 for the corresponding periods of fiscal 2013, respectively	225	406	846	1,013
Change in minimum pension liability, net of tax	7	7	22	22
Unrealized (loss) gain on marketable securities, net of tax provision of $0 for the three and nine months ended July 31, 2014, and $(3) and $22 for the corresponding periods of fiscal 2013, respectively	—	(5)	—	41
Reclassification of realized gain on marketable securities to net income, net of tax provision of $0 for the three and nine months ended July 31, 2014 and $(51) for both the corresponding periods of fiscal 2013, respectively	—	(95)	—	(95)
Other comprehensive (loss) income	(8,757)	(12,384)	15,036	(25,127)
Comprehensive income	79,915	76,808	255,608	214,467
Comprehensive (income) loss attributable to noncontrolling interests	(471)	114	(1,118)	740
Comprehensive income attributable to Cooper stockholders	$79,444	$76,922	$254,490	$215,207
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands, unaudited)

	July 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$173,786	$77,393
Trade accounts receivable, net of allowance for doubtful accounts of $5,259 at July 31, 2014 and $5,261 at October 31, 2013	261,964	229,537
Inventories	353,384	338,917
Deferred tax assets	39,445	41,179
Prepaid expense and other current assets	67,234	60,215
Total current assets	895,813	747,241
Property, plant and equipment, at cost	1,420,878	1,240,576
Less: accumulated depreciation and amortization	577,465	500,709
	843,413	739,867
Goodwill	1,390,911	1,387,611
Other intangibles, net	176,292	198,769
Deferred tax assets	18,633	16,279
Other assets	42,312	47,494
	$3,367,374	$3,137,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$46,492	$42,987
Accounts payable	87,209	108,172
Employee compensation and benefits	59,517	63,414
Other current liabilities	104,469	106,680
Total current liabilities	297,687	321,253
Long-term debt	301,449	301,670
Deferred tax liabilities	26,152	24,883
Accrued pension liability and other	65,809	65,961
Total liabilities	691,097	713,767
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 50,964 at July 31, 2014 and 50,335 at October 31, 2013	5,097	5,034
Additional paid-in capital	1,375,314	1,329,329
Accumulated other comprehensive loss	(726)	(15,762)
Retained earnings	1,548,037	1,311,851
Treasury stock at cost: 2,682 shares at July 31, 2014 and 2,340 shares at October 31, 2013	(270,649)	(225,917)
Total Cooper stockholders' equity	2,657,073	2,404,535
Noncontrolling interests	19,204	18,959
Stockholders’ equity	2,676,277	2,423,494
	$3,367,374	$3,137,261
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 31,
(In thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$240,572	$239,594
Depreciation and amortization	95,647	93,586
Decrease in operating capital	(60,938)	(80,902)
Other non-cash items	27,486	13,306
Net cash provided by operating activities	302,767	265,584
Cash flows from investing activities:
Purchases of property, plant and equipment	(177,936)	(106,062)
Acquisitions of businesses, net of cash acquired, and other	754	(8,997)
Insurance proceeds received	1,359	1,254
Net cash used in investing activities	(175,823)	(113,805)
Cash flows from financing activities:
Proceeds from long-term debt	1,362,900	975,000
Repayments of long-term debt	(1,363,061)	(1,108,034)
Net (repayments of) proceeds from short-term debt	(3,735)	8,380
Repurchase of common stock	(50,000)	(44,363)
Proceeds related to share-based compensation awards	6,880	19,094
Excess tax benefit from share-based compensation awards	15,000	15,700
Purchase of Origio shares from noncontrolling interests	—	(2,641)
Dividends on common stock	(1,436)	(1,449)
Distributions to noncontrolling interests	(1,678)	(1,007)
Payment of contingent consideration	(3,820)	(3,600)
Proceeds from construction allowance	8,865	4,781
Net cash used in financing activities	(30,085)	(138,139)
Effect of exchange rate changes on cash and cash equivalents	(466)	(998)
Net increase in cash and cash equivalents	96,393	12,642
Cash and cash equivalents - beginning of period	77,393	12,840
Cash and cash equivalents - end of period	$173,786	$25,482
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
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at July 31, 2014 and October 31, 2013, the consolidated results of its operations for the three and nine months ended July 31, 2014 and 2013 and its consolidated condensed cash flows for the nine months ended July 31, 2014 and 2013. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and insurance proceeds are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
During interim periods, we follow the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Please refer to this when reviewing this Quarterly Report on Form 10-Q.
On October 28, 2011, a manufacturing building in the United Kingdom (UK) experienced an incident in which a pipe broke in our fire suppression system, causing water and fire retardant foam damage to the facility. While this incident did not substantially impact our existing customers, the repairs to the facility and resultant decrease in manufacturing capacity impacted the timing of marketing initiatives to generate additional sales. In January 2013, we resolved our business interruption claim with our insurer for a total of $19.1 million. We received payments of $5.0 million in our fiscal fourth quarter of 2012. In our fiscal first quarter of 2013, we recorded the remaining $14.1 million in our Consolidated Statement of Income of which we received payment of $2.9 million during the fiscal first quarter 2013 and the remaining $11.2 million in the fiscal second quarter 2013.
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
•Income taxes
•Share-based compensation

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

During the fiscal first nine months of 2014, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, for a more complete discussion of our estimates and critical accounting policies.
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

Note 2. Inventories

(In thousands)	July 31, 2014	October 31, 2013
Raw materials	$80,111	$79,331
Work-in-process	13,908	10,515
Finished goods	259,365	249,071
	$353,384	$338,917
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3. Intangible Assets

Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2012	$1,044,054	$326,193	$1,370,247
Net additions during the year ended October 31, 2013	3,363	11,017	14,380
Translation	1,061	1,923	2,984
Balance as of October 31, 2013	1,048,478	339,133	1,387,611
Net reductions during the nine-month period ended July 31, 2014	—	(590)	(590)
Translation	5,070	(1,180)	3,890
Balance as of July 31, 2014	$1,053,548	$337,363	$1,390,911

We performed our annual impairment assessment in our fiscal third quarter of 2014, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment assessment in our fiscal third quarter of 2013, and our analysis indicated that we had no impairment of goodwill. We evaluate goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards.

In fiscal 2014 and 2013, we performed a qualitative assessment to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two step impairment test will be performed. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. A reporting unit is the level of reporting at which goodwill is tested for impairment. Our reporting units are the same as our business segments - CooperVision and CooperSurgical - reflecting the way that we manage our business.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other Intangible Assets

	As of July 31, 2014		As of October 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$12,251	$2,672	$12,481	$2,337
Technology	128,309	87,755	133,842	84,371
Shelf space and market share	199,457	87,488	199,379	75,700
License and distribution rights and other	24,394	10,204	24,947	9,472
	364,411	$188,119	370,649	$171,880
Less accumulated amortization and translation	188,119		171,880
Other intangible assets, net	$176,292		$198,769
We estimate that amortization expense for our other intangible assets at July 31, 2014, will be $28.5 million in fiscal 2014, $22.0 million in fiscal 2015, $20.4 million in fiscal 2016, $19.6 million in fiscal 2017 and $17.7 million in fiscal 2018.

Note 4. Debt

(In thousands)	July 31, 2014	October 31, 2013
Short-term:
Overdraft and other credit facilities	$46,492	$42,987

Long-term:
Credit agreement	$—	$—
Term Loan	300,000	300,000
Other	1,449	1,670
	$301,449	$301,670
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
Pursuant to the terms of the Credit Agreement and the term loans discussed below, we are also required to maintain specified financial ratios:

•	The ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense (as defined, Interest Coverage Ratio) be at least 3.00 to 1.00 at all times.

•	The ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA (as defined, Total Leverage Ratio) be no higher than 3.75 to 1.00.
At July 31, 2014, we were in compliance with the Interest Coverage Ratio at 78.88 to 1.00 and the Total Leverage Ratio at 0.67 to 1.00.
At July 31, 2014, we had $999.8 million available under the Credit Agreement.
Term Loan

On September 12, 2013, the Company entered into a five-year, $300.0 million, senior unsecured term loan agreement by and among the Company; the lenders party thereto and KeyBank National Association, as administrative agent. This syndicated credit facility will mature on September 12, 2018, and will be subject to amortization of principal of 5% per annum payable quarterly beginning October 31, 2016, with the balance payable at maturity.

Amounts outstanding under this term loan agreement will bear interest, at the Company's option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank's prime rate, (b) 0.5% in excess of the federal funds effective rate and (c) 1% in excess of the adjusted Eurodollar rate (currently referred to as LIBOR) for a one-month interest period on such day, or the adjusted Eurodollar rate, plus, in each case, an applicable margin of, initially, 0%, in respect of base rate loans and 0.75%, in respect of adjusted Eurodollar rate loans. The applicable margins will be determined quarterly by reference to a grid based upon the Company's ratio of funded debt to consolidated proforma EBITDA, or Total Leverage Ratio as defined in the term loan agreement, and consistent with the revolving Credit Agreement discussed above.

This term loan agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, as defined in the agreement, consistent with the revolving Credit Agreement discussed above. The agreement also contains customary events of default, the occurrence of which would permit the Administrative Agent to declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable.

At July 31, 2014, we had $300.0 million outstanding under the Term Loan.

$700.0 million Term Loan on August 4, 2014

On August 4, 2014, after the end of our fiscal third quarter of 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and KeyBank National Association as administrative agent. This syndicated credit facility will mature and the balance is payable on August 4, 2017. There is no amortization of principal and we may prepay loan balances from time to time, in whole or in part, without premium or penalty.

Amounts outstanding under this term loan agreement will bear interest, at the Company’s option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank’s prime rate, (b) 0.5% in excess of the federal funds effective rate and (c) 1% in excess of the adjusted Eurodollar rate (currently referred to as LIBOR) for a one-month interest period on such day, or the adjusted Eurodollar rate, plus, in each case, an applicable margin. The applicable

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

margins will be determined quarterly by reference to a grid based upon the Company’s ratio of funded debt to consolidated pro forma EBITDA, as defined in the term loan agreement and consistent with the revolving Credit Agreement.

This term loan agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the agreement, and consistent with the revolving Credit Agreement. This term loan agreement also contains customary events of default, the occurrence of which would permit the Administrative Agent to declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable.

This term loan was not outstanding at July 31, 2014. In August 2014, we utilized this facility to fund the acquisition of Sauflon Pharmaceuticals Limited, as well as to provide working capital and for general corporate purposes.

Note 5. Income Taxes
Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first nine months of 2014 was 8.1%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first nine months of 2013 was 4.6%. The ETR is below the United States statutory rate as a majority of our taxable income is earned in foreign jurisdictions with lower tax rates.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At November 1, 2013, Cooper had unrecognized tax benefits, that if recognized, $28.8 million would impact our ETR. For the nine-month period ended July 31, 2014, there were no material changes to the total amount of unrecognized tax benefits.
Interest and penalties of $2.6 million have been reflected as a component of the total liability at November 1, 2013. It is the Company’s policy to recognize the items of interest and penalties directly related to income taxes as additional income tax expense.
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
At July 31, 2014, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2010 through 2013. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2010 through 2013.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 6. Earnings Per Share

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income attributable to Cooper stockholders	$88,067	$88,951	$239,070	$238,754
Basic:
Weighted average common shares	48,042	48,791	47,990	48,588
Basic earnings per common share attributable to Cooper stockholders	$1.83	$1.82	$4.98	$4.91
Diluted:
Weighted average common shares	48,042	48,791	47,990	48,588
Effect of potential dilutive common shares	880	963	911	1,035
Diluted weighted average common shares	48,922	49,754	48,901	49,623
Diluted earnings per common share attributable to Cooper stockholders	$1.80	$1.79	$4.89	$4.81
The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2014	2013	2014	2013
Numbers of stock option shares excluded	138	—	138	—
Range of exercise prices	$119.89	$—	$119.89	$—
Numbers of restricted stock units excluded	—	—	1	—

Note 7. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2013. The compensation expense and related income tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Selling, general and administrative expense	$6.4	$5.5	$26.2	$19.6
Cost of sales	0.5	0.5	1.8	1.5
Research and development expense	0.5	0.3	1.5	0.9
Capitalized in inventory	0.5	0.5	1.8	1.5
Total share-based compensation expense	$7.9	$6.8	$31.3	$23.5
Related income tax benefit	$2.3	$1.9	$9.6	$6.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 8. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2013	$(4,592)	$—	$(1,033)	$(10,137)	$(15,762)
Gross change in value for the period	14,168	—	(58)	22	14,132
Reclassification adjustments for loss realized in net income	—	—	1,445	—	1,445
Tax effect for the period	—	—	(541)	—	(541)
Balance at July 31, 2014	$9,576	$—	$(187)	$(10,115)	$(726)

Balance at October 31, 2012	$(7,199)	$50	$(2,374)	$(21,738)	$(31,261)
Gross change in value for the period	(26,108)	121	(187)	22	(26,152)
Reclassification adjustments for (gain) loss realized in net income	—	(146)	1,847	—	1,701
Tax effect for the period	—	(29)	(647)	—	(676)
Balance at July 31, 2013	$(33,307)	$(4)	$(1,361)	$(21,716)	$(56,388)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and subsequently amended the total repurchase authorization to $500.0 million of the Company’s common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. The Company did not repurchase shares during the three-month periods ended July 31, 2014, July 31, 2013, April 30, 2014 and April 30, 2013. For the three months ended January 31, 2014, the Company repurchased 396 thousand shares of the Company’s common stock for $50.0 million at an average purchase price of $126.21 per share. During the three months ended January 31, 2013, the Company repurchased 460 thousand shares for $44.4 million, at an average purchase price of $96.34 per share. At July 31, 2014, approximately $211.5 million remains authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 7, 2014, to stockholders of record on January 24, 2014. We paid another semiannual dividend of approximately $1.5 million or 3 cents per share on August 6, 2014, to stockholders of record on July 24, 2014.

Note 9. Fair Value Measurements
At July 31, 2014 and October 31, 2013, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first nine months of 2014, within the fair value hierarchy at July 31, 2014, and fiscal year 2013, within the fair value hierarchy at October 31, 2013:

(In millions)	July 31, 2014	October 31, 2013
Assets:
Foreign exchange contracts	$0.4	$0.3
Liabilities:
Interest rate swaps	$0.3	$1.7
Foreign exchange contracts	—	0.6
	$0.3	$2.3
We recorded contingent consideration representing the estimated fair value of the additional variable cash consideration payable related to an acquisition in our fiscal first quarter of 2013. We recorded the fair value of the acquisition-related contingent consideration as liabilities on the acquisition date using the discounted cash flow approach. Cooper uses unobservable Level 3 inputs including a forecast of new customer accounts and discount rates to fair value the liabilities. Significant changes in these unobservable inputs in isolation may result in a significantly lower or higher fair value measurement. At July 31, 2014, the fair value of the contingent consideration payable totaled $2.1 million.

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
Cooper’s results of operations for the three and nine months ended July 31, 2014 and 2013 reflect the following components of net periodic pension costs:

Periods Ended July 31,	Three Months		Nine Months
(In thousands)	2014	2013	2014	2013
Service cost	$1,768	$1,845	$5,305	$5,537
Interest cost	988	822	2,963	2,465
Expected returns on assets	(1,237)	(1,028)	(3,712)	(2,950)
Amortization of prior service cost	6	6	18	18
Recognized net actuarial loss	154	547	462	1,640
Net periodic pension cost	$1,679	$2,192	$5,036	$6,710
Cooper contributed $1.4 million and $5.8 million to the pension plan for the three and nine months ended July 31, 2014, respectively, and expects to contribute an additional $3.0 million in fiscal 2014. We contributed $1.1 million and $4.5 million to the pension plan for the three and nine months ended July 31, 2013. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

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
Segment information:

Periods Ended July 31,	Three Months		Nine Months
(In thousands)	2014	2013	2014	2013
CooperVision net sales by category:
Toric lens	$112,330	$101,494	$318,290	$289,856
Multifocal lens	38,393	33,085	107,627	89,890
Single-use sphere lens	73,834	70,709	214,310	199,918
Non single-use sphere and other	125,343	125,232	367,058	361,583
Total CooperVision net sales	349,900	330,520	1,007,285	941,247
CooperSurgical net sales	82,582	81,473	242,494	234,626
Total net sales	$432,482	$411,993	$1,249,779	$1,175,873
Operating income (loss):
CooperVision	$88,386	$87,978	$255,150	$234,346
CooperSurgical	18,419	16,429	50,673	42,910
Corporate	(10,240)	(10,799)	(38,712)	(33,354)
Total operating income	96,565	93,608	267,111	243,902
Interest expense	1,499	2,258	4,713	7,268
Gain on insurance proceeds	—	—	—	14,084
Other expense (income), net	683	86	739	(461)
Income before income taxes	$94,383	$91,264	$261,659	$251,179

(In thousands)	July 31, 2014	October 31, 2013
Identifiable assets:
CooperVision	$2,528,420	$2,376,022
CooperSurgical	613,730	632,844
Corporate	225,224	128,395
Total	$3,367,374	$3,137,261

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Periods Ended July 31,	Three Months		Nine Months
(In thousands)	2014	2013	2014	2013
Net sales to external customers by country of domicile:
United States	$196,032	$192,034	$573,282	$548,106
Europe	145,543	126,215	406,007	347,676
Rest of world	90,907	93,744	270,490	280,091
Total	$432,482	$411,993	$1,249,779	$1,175,873

(In thousands)	July 31, 2014	October 31, 2013
Long-lived assets by country of domicile:
United States	$473,694	$427,560
Europe	333,306	297,157
Rest of world	36,413	15,150
Total	$843,413	$739,867

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 12. Subsequent Events

On August 6, 2014, we completed the acquisition of Sauflon Pharmaceuticals Limited (Sauflon), a privately-held European manufacturer and distributor of soft contact lenses and aftercare solutions. The acquisition of Sauflon expands our contact lens product portfolio particularly with their clariti® 1day brand of single-use sphere, toric and multifocal silicone hydrogel lenses. Clariti lenses received United States FDA clearance in August 2013. Sauflon is headquartered in the UK and has a global presence, with manufacturing facilities in the UK and Hungary.
We paid approximately $1.2 billion consisting of approximately $1,075.0 million in cash, including a net debt adjustment amount; approximately $58.0 million in the form of loan notes; and we also assumed third-party debt of Sauflon of approximately $79.0 million that we repaid concurrent with the acquisition. We financed the acquisition with available offshore cash and credit facilities along with funds from the new $700.0 million term loan facility described in Note 4 and below. We are in the process of determining the purchase price allocation for this acquisition.
This acquisition is consistent with our strategy to expand CooperVision’s presence in underpenetrated areas particularly the single-use silicone hydrogel lens market. We expect the acquisition to accelerate the growth of our single-use franchise by enabling a multi-tier, single-use strategy with a full suite of hydrogel and silicone hydrogel product offerings in the major product categories of sphere, toric and multifocal lenses. We also expect this acquisition to provide for an enhanced relationship with key European retailers and opportunities for operational synergies.
On August 4, 2014, we entered into a three-year, $700.0 million senior unsecured term loan agreement by and among the Company, the lenders party thereto and KeyBank National Association as administrative agent. This syndicated credit facility will mature and the balance is payable on August 4, 2017. There is no amortization of principal and we may prepay loan balances from time to time, in whole or in part, without premium or penalty.
We utilized this facility to fund the acquisition of Sauflon Pharmaceuticals Limited, as well as to provide working capital and for general corporate purposes.
Amounts outstanding under this term loan agreement will bear interest, at the Company’s option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank’s prime rate, (b) 0.5% in excess of the federal funds effective rate and (c) 1% in excess of the adjusted Eurodollar rate (currently referred to as LIBOR) for a one-month interest period on such day, or the adjusted Eurodollar rate, plus, in each case, an applicable margin. The applicable margins will be determined quarterly by reference to a grid based upon the Company’s ratio of funded debt to consolidated pro forma EBITDA, as defined in the term loan agreement and consistent with our existing revolving Credit Agreement.
This term loan agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the agreement, and consistent with our existing revolving Credit Agreement. This term loan agreement also contains customary events of default, the occurrence of which would permit the Administrative Agent to declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Financial Statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding the acquisition of Sauflon including Sauflon's financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, as well as estimates of our and Sauflon's future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•
Adverse changes in global or regional general business, political and economic conditions due to the current global economic downturn, including the impact of continuing uncertainty and instability of certain European Union countries that could adversely affect our global markets.

•	Foreign currency exchange rate and interest rate fluctuations including the risk of fluctuations in the value of the yen, pound and euro that would decrease our revenues and earnings.

•
Acquisition-related adverse effects including the failure to successfully obtain the anticipated revenues, margins and earnings benefits of acquisition, including the Sauflon acquisition; integration delays or costs and the requirement to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period, required regulatory approvals for an acquisition not being obtained or being delayed or subject to conditions that are not anticipated, adverse impacts of contingent liabilities or indemnification obligations, increased leverage and lack of access to available financing (including financing for the acquisition or refinancing of debt owed by us on a timely basis and on reasonable terms).

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

•
Compliance costs and potential liability in connection with U.S. and foreign healthcare regulations, including product recalls, warning letters and potential losses resulting from sales of counterfeit and other infringing products.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection or other litigation.

•	Changes in tax laws or their interpretation and changes in statutory tax rates.

•	The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including goodwill.

•	The success of our research and development activities and other start-up projects.

•	Dilution to earnings per share from the Sauflon acquisition or other acquisitions or issuing stock.

•	Changes in accounting principles or estimates.

•	Environmental risks.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal third quarter of 2014 ended July 31, 2014, and the nine months then ended and compare them with the same periods of fiscal 2013. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
Third Quarter Highlights
•Net sales of $432.5 million, up 5% from $412.0 million
•Gross profit $280.6 million, up 5% from $268.3 million
•Operating income $96.6 million, up 3% from $93.6 million
•Diluted earnings per share of $1.80, up from $1.79 per share
•Cash provided by operations $107.9 million, up from $103.1 million

•	Results in our fiscal third quarter include costs related to acquisitions of $4.5 million and severance costs of $0.6 million
Nine-Month Highlights

•	Net sales of $1,249.8 million, up 6% from $1,175.9 million

•	Gross profit of $812.0 million, up 6% from $763.0 million

•	Operating income $267.1 million, up 10% from $243.9 million

•	Diluted earnings per share of $4.89, up from $4.81 per share

•	Cash provided by operations $302.8 million, up from $265.6 million

•	Results include costs related to acquisitions of $5.5 million and severance costs of $0.6 million
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by United States debt and uncertainty surrounding employment, credit concerns and the Affordable Care Act, including the trend of consolidation within the healthcare industry, together with foreign currency volatility, particularly the yen, euro and the pound, impact our current performance and continue to represent a risk to our performance for fiscal year 2014 and beyond.
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
Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision markets monthly and two-week silicone hydrogel spherical and toric lens products under our Biofinity® and Avaira® brands, a multifocal lens under Biofinity and a single-use spherical lens under MyDay®.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

We believe that the global market for single-use contact lenses is expanding and will continue to grow and competitive silicone hydrogel single-use lens products are gaining market share and represent a risk to our business. In fiscal 2013, we launched MyDay, our single-use spherical silicone hydrogel lens, in Europe, and in fiscal 2012 we launched Proclear® 1 Day multifocal. We forecast increasing demand for our existing and future single-use products. To meet this anticipated demand, in fiscal 2014 we plan to continue the implementation of capital projects to invest in increased single-use manufacturing capacity. Consistent with this strategy, on August 6, 2014, we completed the acquisition of Sauflon Pharmaceuticals Limited, a manufacturer of single-use spherical, toric and multifocal silicone hydrogel lenses, discussed below.
Similarly, consistent with CooperVision's strategy to focus on our core soft contact lens business, on October 31, 2013, we completed a transaction to sell Aime, our rigid gas permeable contact lens and solutions business in Japan. The business was originally obtained as part of the December 1, 2010, acquisition which included obtaining the rights to market Biofinity in Japan. Aime revenue had declined in recent periods, and the products had lower than average company margins. Results from operations of Aime are included in our Consolidated Statements of Income for fiscal 2013 and the divestiture was neutral to earnings per share in the fiscal third quarter and nine-months ended July 31, 2014.
Our CooperSurgical business competes in the highly fragmented medical device segment of the women's healthcare market. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring companies and products that complement its business model. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines. CooperSurgical product sales are categorized based on the point of healthcare delivery including products used in medical office and surgical procedures by obstetricians and gynecologists (ob/gyns) representing 66% of CooperSurgical's net sales in the fiscal third quarter of 2014. CooperSurgical's remaining sales represent products used in fertility clinics that represented 34% of CooperSurgical's net sales in the fiscal third quarter of 2014.
As part of the Affordable Care Act, a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, became effective January 1, 2013. CooperVision's products are not subject to this tax because contact lenses are excluded from the tax. However, United States sales of CooperSurgical's products are subject to this tax, which is recorded in selling, general and administrative expense on the Statement of Income.
At July 31, 2014, we had $173.8 million in cash, primarily outside the United States, and $999.8 million available under our existing revolving Credit Agreement. On August 4, 2014, after the end of our fiscal third quarter of 2014, we entered into a new three-year $700.0 million senior unsecured term loan agreement, and on August 6, 2014, we completed the acquisition of Sauflon for $1.2 billion, discussed below. We used the new term loan to fund the acquisition of Sauflon, as well as to provide working capital and for general corporate purposes. Looking forward, our cash and availability under existing credit facilities will be reduced due to the use of cash outside the United States and existing credit facilities to fund the acquisition of Sauflon. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities, including the August 4, 2014, $700.0 million term loan, will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends. However, depending on the size or timing of these business activities, we may seek to raise additional debt financing.
Recent Acquisition
On August 6, 2014 and subsequent to the end of our fiscal third quarter, we completed the acquisition of Sauflon Pharmaceuticals Limited (Sauflon), a privately-held European manufacturer and distributor of soft contact lenses and aftercare solutions. The acquisition of Sauflon expands our contact lens product portfolio particularly with Sauflon's clariti® 1day brand of single-use sphere, toric and multifocal silicone hydrogel lenses. Clariti lenses received United States FDA clearance in August 2013. Sauflon is headquartered in the UK and has a global presence, with manufacturing facilities in the United Kingdom (UK) and Hungary.
We paid approximately $1.2 billion for Sauflon, consisting of approximately $1,075.0 million in cash, including a net debt adjustment amount; approximately $58.0 million in the form of loan notes; and we also assumed third-party debt of Sauflon of approximately $79.0 million that we repaid concurrent with the acquisition. We financed the acquisition

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

with available offshore cash and credit facilities along with funds from the new $700.0 million term loan facility described in Note 4 of the notes to consolidated condensed financial statements. We are in the process of determining the purchase price allocation for this acquisition.
This acquisition is consistent with our strategy to expand CooperVision’s presence in underpenetrated areas particularly the single-use silicone hydrogel lens market. We expect the acquisition to accelerate the growth of our single-use franchise by enabling a multi-tier, single-use strategy with a full suite of hydrogel and silicone hydrogel product offerings in the major product categories of sphere, toric and multifocal lenses. We also expect this acquisition to provide for an enhanced relationship with key European retailers and opportunities for operational synergies.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Statistical Information – Percentage of Sales and Growth

	Three Months			Nine Months
	Percentage of Sales		2014 vs 2013 % Change	Percentage of Sales		2014 vs 2013 % Change
Periods Ended July 31,	2014	2013		2014	2013
Net sales	100%	100%	5%	100%	100%	6%
Cost of sales	35%	35%	6%	35%	35%	6%
Gross profit	65%	65%	5%	65%	65%	6%
Selling, general and administrative expense	37%	37%	6%	38%	39%	5%
Research and development expense	4%	3%	8%	4%	4%	12%
Amortization of intangibles	2%	2%	(12)%	2%	2%	(4)%
Operating income	22%	23%	3%	21%	20%	10%
Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.
Our consolidated net sales grew by $20.5 million or 5% and $73.9 million or 6% in the three and nine months ended July 31, 2014, respectively:

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2014	2013	% Change	2014	2013	% Change
CooperVision	$349.9	$330.5	6%	$1,007.3	$941.2	7%
CooperSurgical	82.6	81.5	1%	242.5	234.7	3%
	$432.5	$412.0	5%	$1,249.8	$1,175.9	6%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

CooperVision’s silicone hydrogel Biofinity brand spherical, toric and multifocal contact lenses, Avaira brand spherical and toric lenses and MyDay, our spherical single-use lens, are manufactured using proprietary Aquaform technology to increase oxygen transmissibility for longer wear. We believe the clariti single-use silicon-hydrogel lens products acquired with Sauflon are important to address increased pressure from multifocal and single-use silicone hydrogel products offered by our major competitors.

CooperVision net sales growth for the three-month period included increases in total sphere lenses up 4%, representing 55% of net sales, compared to 56% in the prior year period, and total toric lenses up 11%, representing 32% of net sales up from 31% in the prior year period. Total multifocal lenses grew 16%, representing 11% of net sales up from 10% in the prior year period on increased sales of Biofinity monthly and Proclear single-use multifocal products. Silicone hydrogel products, including MyDay, our single-use silicone hydrogel lens, grew 21%, representing 50% of net sales up from 43% in the prior year period. Proclear products grew 3%, representing 25% of net sales, compared to 26% in the prior year period. Older conventional lens products declined 14% and represented 2% of net sales, down from 3% in the prior year period.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

CooperVision Net Sales by Geography

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2014	2013	% Change	2014	2013	% Change
Americas	$149.5	$143.0	5%	$432.3	$404.5	7%
EMEA	133.9	118.4	13%	370.9	325.1	14%
Asia Pacific	66.5	69.1	(4)%	204.1	211.6	(4)%
	$349.9	$330.5	6%	$1,007.3	$941.2	7%
The growth in Americas net sales was primarily due to market gains of CooperVision’s silicone hydrogel contact lenses, single-use sphere and multifocal products. The growth in EMEA net sales was primarily due to market gains of silicone hydrogel lenses, including MyDay, along with single-use sphere and multifocal products. EMEA net sales were favorably impacted due to weakening of the United States dollar compared to the euro. The decline in Asia Pacific net sales in the three- and nine-month periods reflect the negative impact of the weakening of the Japanese yen compared to the United States dollar. Excluding the impact of currency, sales in the Asia Pacific region for the nine-month period grew on market gains of silicone hydrogel lenses and single-use toric and multifocal products.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperSurgical Net Sales
CooperSurgical participates in the market for women's healthcare with its diversified product lines used in fertility procedures and by gynecologists and obstetricians in surgical procedures and in the medical office. With the July 2012 acquisition of Origio a/s, a global in-vitro fertilization (IVF) medical device company, CooperSurgical develops, manufactures and distributes highly specialized products that target IVF treatment with a goal to make fertility treatment safer, more efficient and convenient.

Three Months Ended July 31, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
Office and surgical procedures	$54.5	66%	$54.0	66%	1%
Fertility	28.1	34%	27.5	34%	3%
	$82.6	100%	$81.5	100%	1%

Nine Months Ended July 31, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
Office and surgical procedures	$156.9	65%	$157.6	67%	—%
Fertility	85.6	35%	77.0	33%	11%
	$242.5	100%	$234.6	100%	3%

CooperSurgical’s net sales of fertility products increased primarily due to market gains of disposable products partially offset by slower growth in sales of medical equipment. The 1% growth and flat change in net sales in the three- and nine-month periods, respectively, as compared to the prior year periods of medical office and surgical procedures was primarily due to growth in sales of disposable products offset by continued declines in sales of medical equipment. CooperSurgical’s sales primarily comprise women’s healthcare products with the balance consisting of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix, primarily sales of fertility products, along with average realized prices on disposable products influenced sales growth.

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Nine Months
Periods Ended July 31,	2014	2013	2014	2013
CooperVision	65%	65%	65%	65%
CooperSurgical	65%	64%	64%	64%
Consolidated	65%	65%	65%	65%
CooperVision's gross margin remained flat in both the three- and nine-month periods as compared to the prior year periods primarily due to the favorable impact of the growth in sales of our higher margin Biofinity products, offset by start-up costs of MyDay, our single-use spherical silicone hydrogel lens launched in fiscal 2013. As we expect in a start-up phase, the gross margin on this new product is currently below our average and includes the impact of building new manufacturing capacity. We expect the gross margin on MyDay to improve to the high single-digit range as we exit the fiscal year.
The increase in CooperSurgical’s gross margin in the three-month period as compared to the prior year period is primarily due to product mix, including increased sales of higher margin disposable products and by decreased sales of lower margin medical equipment within fertility products. Sales of lower gross margin fertility products now represent 34% and 35% of net sales in the three- and nine-month periods, as compared to 34% and 33% in the prior year periods, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selling, General and Administrative Expense (SGA)

Three Months Ended July 31, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$122.3	35%	$112.0	34%	9%
CooperSurgical	28.7	35%	29.3	36%	(2)%
Corporate	10.2	—	10.8	—	(5)%
	$161.2	37%	$152.1	37%	6%

Nine Months Ended July 31, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$350.8	35%	$331.7	35%	6%
CooperSurgical	85.6	35%	88.5	38%	(3)%
Corporate	38.7	—	33.3	—	16%
	$475.1	38%	$453.5	39%	5%
The increase in CooperVision's SGA in absolute dollars in the fiscal 2014 periods and as a percentage of net sales in the three-month period as compared to the same periods in fiscal 2013 is primarily due to costs related to the acquisition of Sauflon, and investment in sales and marketing, including increased headcount, to reach new customers and support geographic expansion. Our marketing programs during this period included the promotion of our silicone hydrogel products, including MyDay, our single-use spherical silicone hydrogel lens.
The decrease in CooperSurgical's SGA both in absolute dollars and as a percentage of net sales is primarily due to costs included in the prior year periods for acquisition and integration activities related to Origio. CooperSurgical continues to invest in sales activities to promote our products, with emphasis on products used in surgical procedures, and to reach new customers. The medical device excise tax that became effective on January 1, 2013, on sales of CooperSurgical's products in the United States was $0.7 million and $2.1 million in the three- and nine-month periods, respectively, as compared to $0.7 million and $1.6 million, respectively, in the prior year periods.
The increase in Corporate's SGA in the nine-month period in absolute dollars is primarily due to share-based compensation costs.
Research and Development Expense

Three Months Ended July 31, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$12.5	4%	$11.9	4%	5%
CooperSurgical	3.6	4%	3.0	4%	22%
	$16.1	4%	$14.9	3%	8%

Nine Months Ended July 31, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$37.9	4%	$33.8	4%	12%
CooperSurgical	10.2	4%	9.2	4%	11%
	$48.1	4%	$43.0	4%	12%
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperSurgical's research and development expense increased in absolute dollars in both of the fiscal 2014 as compared to the fiscal 2013 periods for costs to shift toward investment in projects to develop new products along with the upgrade of existing products. CooperSurgical's research and development activities include in-vitro fertilization product development and the design and upgrade of surgical procedure devices.
Amortization Expense
Consolidated amortization expense decreased 12% to $6.8 million in the three-month period and 4% to $21.7 million in the nine-month period as compared to the prior year periods due to certain intangible assets having become fully amortized.
Operating Income

Three Months Ended July 31, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$88.4	25%	$88.0	27%	1%
CooperSurgical	18.4	22%	16.4	20%	12%
Corporate	(10.2)	—	(10.8)	—	5%
	$96.6	22%	$93.6	23%	3%

Nine Months Ended July 31, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
CooperVision	$255.2	25%	$234.3	25%	9%
CooperSurgical	50.6	21%	42.9	18%	18%
Corporate	(38.7)	—	(33.3)	—	(16)%
	$267.1	21%	$243.9	20%	10%
The increase in consolidated operating income in the fiscal 2014 periods in absolute dollars and as a percentage of net sales in the nine-month period was primarily due to the increases in gross profit of 5% and 6% in the three- and nine-month periods, respectively, partially offset by the increase in operating expenses of 5% in both periods. The decrease in operating income in the fiscal third quarter of 2014 as a percentage of net sales was primarily due to costs related to the acquisition of Sauflon.
Interest Expense
Interest expense in the fiscal third quarter of 2014 was $1.5 million, representing a 34% decrease from the prior year period. Interest expense for the first nine months of fiscal 2014 was $4.7 million, representing a decrease of 35% from the first nine months of fiscal 2013. These decreases reflect lower average debt balances and lower average interest rates in the current year periods. We expect interest expense to increase in the near term to reflect the increased borrowings used to facilitate the acquisition of Sauflon on August 6, 2014.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Share Repurchase
In December 2011, our Board of Directors authorized a share repurchase program and subsequently amended the total repurchase authorization to $500.0 million. We did not repurchase any shares during the fiscal third quarters of 2014 and 2013. During the fiscal first quarter of 2014, we repurchased 396 thousand shares of our common stock for $50.0 million at an average purchase price of $126.21 per share. During the fiscal first quarter of 2013, we repurchased 460 thousand shares of our common stock for $44.4 million at an average purchase price of $96.34. At July 31, 2014, we had remaining authorization to repurchase about $211.5 million of our common stock. See Note 8 for additional information.
Other Income (Loss), Net

Periods Ended July 31, ($ in millions)	Three Months		Nine Months
	2014	2013	2014	2013
Foreign exchange loss	$(1.1)	$(0.2)	$(2.0)	$(0.4)
Other, net	0.4	0.1	1.3	0.9
	$(0.7)	$(0.1)	$(0.7)	$0.5
Provision for Income Taxes
We recorded income tax expense of $21.1 million in the fiscal first nine months of 2014 compared to $11.6 million in the prior year period. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first nine months of 2014 was 8.1%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first nine months of 2013 was 4.6%.

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

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States Federal statutory rate was a benefit of approximately $74.6 million and a foreign effective tax rate of approximately 2.8% in our fiscal first nine months of 2014 compared to $73.0 million and a foreign effective tax rate of approximately 1.1% in our fiscal first nine months of 2013. See Note 5 for additional information.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. The compensation expense and related income tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
($ In millions)	2014	2013	2014	2013
Selling, general and administrative expense	$6.4	$5.5	$26.2	$19.6
Cost of sales	0.5	0.5	1.8	1.5
Research and development expense	0.5	0.3	1.5	0.9
Capitalized in inventory	0.5	0.5	1.8	1.5
Total share-based compensation expense	$7.9	$6.8	$31.3	$23.5
Related income tax benefit	$2.3	$1.9	$9.6	$6.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Third Quarter Highlights

•	Operating cash flow $107.9 million compared to $103.1 million in the fiscal third quarter of 2013

•	Expenditures for purchases of property, plant and equipment $55.8 million compared to $38.6 million in the prior year period
Nine-Month Highlights

•	Operating cash flow of $302.8 million compared to $265.6 million in the fiscal first nine months of 2013

•	Expenditures for purchases of property, plant and equipment $177.9 million compared to $106.1 million in the prior year period

•	Share repurchases under our share repurchase plan $50.0 million compared to $44.4 million in the prior year period
Comparative Statistics

($ in millions)	July 31, 2014	October 31, 2013
Cash and cash equivalents	$173.8	$77.4
Total assets	$3,367.4	$3,137.3
Working capital	$598.1	$426.0
Total debt	$347.9	$344.7
Stockholders’ equity	$2,676.3	$2,423.5
Ratio of debt to equity	0.13:1	0.14:1
Debt as a percentage of total capitalization	12%	12%
Operating cash flow - twelve months ended	$453.1	$415.9
Working Capital
The $172.1 million increase in working capital at July 31, 2014, was primarily due to an increase in cash, accounts receivable and inventories along with decreases in accounts payable, and other accrued liabilities. This increase was partially offset by a decrease in current deferred tax assets and an increase in short-term debt.
At July 31, 2014, our inventory months on hand (MOH) increased to 7.0 from 6.9 at October 31, 2013 due to the increase in inventory to support new products. Our MOH at July 31, 2013 was 7.1 reflecting the increase in inventory during the period along with the reduction of the royalty, recognized in cost of sales, for CooperVision's silicone hydrogel contact lenses. The $32.4 million increase in trade accounts receivable was primarily due to increased sales and timing of collections. Our days sales outstanding (DSO) were 53 days at July 31, 2014, the same as October 31, 2013 and the prior year period.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow
Cash flow provided by operating activities in the fiscal first nine months of 2014 continued to be Cooper’s major source of liquidity, at $302.8 million compared to $265.6 million in the prior year period. Current period results include $240.6 million of net income and non-cash items primarily made up of $95.6 million related to depreciation and amortization and $29.5 million related to share-based compensation. Results also include changes in operating assets and liabilities, which primarily reflect the increase in trade accounts receivable, other assets and inventories of $53.9 million and the increase in accounts payable and other liabilities of $6.1 million. The $37.2 million increase in cash flow provided by operating activities in the fiscal first nine months of 2014 as compared to the same period of fiscal 2013 is primarily due to favorable changes in working capital, the increase of non-cash items primarily related to share-based compensation and the increase in net income.
For the nine months ended July 31, 2014, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $1.8 million for interest.

For the nine months ended July 31, 2013, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products and the $14.1 million for insurance proceeds received. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $5.1 million for interest.

Investing Cash Flow

Cash used in investing activities of $175.8 million in the fiscal first nine months of 2014 was driven by capital expenditures of $177.9 million, primarily to increase manufacturing capacity, offset in small part by a $1.4 million insurance recovery related to facility repairs and $0.7 million related to divestitures and other.

Cash used in investing activities of $113.8 million in the fiscal first nine months of 2013 was for capital expenditures of $106.1 million, primarily to increase manufacturing capacity, and payments of $9.0 million related to acquisitions, offset in small part by a $1.3 million insurance recovery related to facility repairs.

Financing Cash Flow

The changes in cash flows from financing activities primarily relate to borrowings and repayments of debt as well as share repurchases and the effects of share-based compensation awards. Cash used in financing activities of $30.1 million in the fiscal first nine months of 2014 was driven by $50.0 million in payments for share repurchases under our share repurchase plan, $3.4 million in payments for a financing lease, a $3.8 million payment for contingent consideration, $1.4 million for dividends, $1.7 million for distributions to noncontrolling interests and $0.5 million for net repayment of debt. Cash used in financing activities was offset by $15.0 million in excess tax benefits from share-based compensation awards, $6.9 million of proceeds from exercise of share-based compensation awards, and $8.9 million of proceeds from a construction allowance.

Cash used in financing activities of $138.1 million in the fiscal first nine months of 2013 was driven by $124.7 million for net repayment of debt, $44.4 million in payments for share repurchases under our share repurchase plan, $3.6 million to purchase Origio shares and other distributions to noncontrolling interests, a $3.6 million payment for contingent consideration and $1.4 million for dividends. Cash used in financing activities was partially offset by $19.1 million of proceeds from exercise of share-based compensation awards, $15.7 million in excess tax benefits from share-based compensation awards and $4.8 million from a construction allowance.

At July 31, 2014, we had $300.0 million outstanding on the Term Loan and $999.8 million available under the Credit Agreement, and we are in compliance with our financial covenants including the Interest Coverage Ratio at 78.88 to 1.00 and the Total Leverage Ratio at 0.67 to 1.00. As defined in both the Credit Agreement and Term Loan, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

to be at least 3.00 to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to be no higher than 3.75 to 1.00.

On August 4, 2014, after the end of our fiscal third quarter of 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and KeyBank National Association as administrative agent. This syndicated credit facility will mature and the balance is payable on August 4, 2017. There is no amortization of principal and we may prepay loan balances from time to time, in whole or in part, without premium or penalty. See Note 4 for additional information.

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

Estimates and Critical Accounting Policies
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first nine months of 2014, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, for a more complete discussion of our estimates and critical accounting policies.
We performed our annual impairment assessment of goodwill during the fiscal third quarter of 2014, and our analysis indicated that we had no impairment of goodwill. As described in Note 3 in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Trademarks
Aquaform®, Avaira®, Biofinity®, MyDay®and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ is a trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated debt and receivables, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement and Term Loan may vary with the Eurodollar rate. We have decreased this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, and Note 9 in this Quarterly Report on Form 10-Q for the period ended July 31, 2014.
On August 4, 2014, after the end of our fiscal third quarter of 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement that will mature on August 4, 2017. There is no amortization of the principal and we may prepay the loan balances from time to time, in whole or in part, with premium or penalty. See Note 4 for additional information.
On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. At July 31, 2014, $300.0 million remained outstanding on this term loan.
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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2014, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of July 31, 2014, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company's share repurchase activity during the three-month period ended July 31, 2014, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
5/1/14 - 5/31/14	—	$—	—	$211,500,000
6/1/14 - 6/30/14	—	$—	—	$211,500,000
7/1/14 - 7/31/14	—	$—	—	$211,500,000
Total	—	$—	—
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The plan originally authorized $150.0 million and was amended to increase the authorization to a total of $500.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At July 31, 2014, approximately $211.5 million remained authorized for repurchase under the 2012 Share Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description

2.1
Sale and Purchase Agreement, dated as of June 30, 2014, among The Cooper Companies, Inc., CooperVision (UK) Holdings Limited, and the sellers party thereto, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 1, 2014.

2.2
Sale and Purchase Agreement, dated as of July 1 2014, among The Cooper Companies, Inc., CooperVision (UK) Holdings Limited, and the sellers party thereto, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 1, 2014.

10.1
Credit Agreement Amendment, dated as of June 30, 2014, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 1, 2014.

10.2
Term Loan Agreement, dated as of June 30, 2014, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 1, 2014.

10.3
Term Loan Agreement, dated as of August 4, 2014, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 6, 2014.

10.4
Term Loan Amendment No. 2, dated as of August 4, 2014, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed Augusts 6, 2014.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and nine months ended July 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2014 and 2013, (iii) Consolidated Condensed Balance Sheets at July 31, 2014 and October 31, 2013, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2014 and 2013 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 6. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 5, 2014	/s/ Tina Maloney
Tina Maloney
Corporate Controller
(Principal Accounting Officer)

Index of Exhibits

Exhibit No.		Page No

2.1
Sale and Purchase Agreement, dated as of June 30, 2014, among The Cooper Companies, Inc., CooperVision (UK) Holdings Limited, and the sellers party thereto, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 1, 2014.

2.2
Sale and Purchase Agreement, dated as of July 1 2014, among The Cooper Companies, Inc., CooperVision (UK) Holdings Limited, and the sellers party thereto, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 1, 2014.

10.1
Credit Agreement Amendment, dated as of June 30, 2014, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 1, 2014.

10.2
Term Loan Agreement, dated as of June 30, 2014, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 1, 2014.

10.3
Term Loan Agreement, dated as of August 4, 2014, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 6, 2014.

10.4
Term Loan Amendment No. 2, dated as of August 4, 2014, among The Cooper Companies, Inc.. the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed Augusts 6, 2014.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and nine months ended July 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2014 and 2013, (iii) Consolidated Condensed Balance Sheets at July 31, 2014 and October 31, 2013, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2014 and 2013 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 6. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.