Form 10-K
period 2014-10-31
COOPER COMPANIES INC
filed 2014-12-19
CIK 711404

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 30, 2014, there were 47,842,980 shares of the registrant's common stock held by non-affiliates with aggregate market value of $6.3 billion on April 30, 2014, the last day of the registrant's most recently completed fiscal second quarter.
Number of shares outstanding of the registrant's common stock, as of November 30, 2014: 48,158,484
Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2015	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K
for the Fiscal Year Ended October 31, 2014

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

•
Acquisition-related adverse effects including the failure to successfully obtain the anticipated revenues, margins and earnings benefits of acquisitions, including the Sauflon acquisition; integration delays or costs and the requirement to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period, required regulatory approvals for an acquisition not being obtained or being delayed or subject to conditions that are not anticipated, adverse impacts of changes to accounting controls and reporting procedures, contingent liabilities or indemnification obligations, increased leverage and lack of access to available financing (including financing for the acquisition or refinancing of debt owed by us on a timely basis and on reasonable terms).

•
A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, including any related to our information systems maintenance or enhancements, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses.

•
Compliance costs and potential liability in connection with U.S. and foreign healthcare regulations, including product recalls, warning letters and potential losses resulting from sales of counterfeit and other infringing products.

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent infringement or other litigation.

•	Changes in tax laws or their interpretation and changes in statutory tax rates.

•	Limitations on sales following product introductions due to poor market acceptance.

•	New competitors, product innovations or technologies.

•	Reduced sales, loss of customers and costs and expenses related to recalls.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

•
Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2014, as such Risk Factors may be updated in quarterly filings.

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

CooperVision is a global manufacturer providing products for contact lens wearers. CooperVision develops, manufactures and markets a broad range of single-use, two-week and monthly contact lenses, featuring advanced materials and optics. CooperVision's products are designed to solve vision challenges such as astigmatism, presbyopia and ocular dryness; with a broad collection of spherical, toric and multifocal contact lenses. CooperVision's products are primarily manufactured at its facilities located in Hampshire, United Kingdom, Juana Diaz, Puerto Rico, Budapest, Hungary and Scottsville, New York. CooperVision distributes products from West Henrietta, New York, Fareham, United Kingdom, Liege, Belgium, and various smaller international distribution facilities.

CooperSurgical focuses on supplying women's health clinicians with products and treatment options to improve the delivery of healthcare to women. CooperSurgical's primary objectives include internal growth and growth through acquisitions to expand its core businesses and the introduction of advanced technology-based products to aid clinicians in the management and treatment of commonly seen conditions. CooperSurgical customers are healthcare professionals and institutions providing care to and for women. CooperSurgical products support the point of healthcare delivery in the hospital, clinician's office and fertility clinics. CooperSurgical's major manufacturing and distribution facilities are located in Trumbull, Connecticut, Malov, Denmark, Pasadena, California, Stafford, Texas, and Berlin, Germany.

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

CooperVision offers spherical, aspherical, toric, multifocal and toric multifocal lens products in most modalities. We believe that in order to compete successfully in the numerous niches of the contact lens market, companies must offer differentiated products that are priced competitively and manufactured

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

efficiently. CooperVision believes that it is the only contact lens manufacturer to use three different manufacturing processes to produce its lenses: lathing, cast molding and FIPS™, a cost-effective combination of lathing and molding. We also believe that the manufacturing processes acquired in connection with the Sauflon acquisition will be of value to us as these new platforms and processes may add greater flexibility and reduce time to market of our combined product offerings. This increased manufacturing flexibility should allow CooperVision to compete in its markets by:

•
Producing high, medium and low volumes of lenses made with a variety of materials for a broader range of market niches: single-use, two-week, monthly and quarterly disposable sphere, toric and multifocal lenses and custom toric lenses for patients with a high degree of astigmatism.

•	Offering a wide range of lens parameters, leading to a higher rate of successful fitting for practitioners and better visual acuity for patients.

Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. Silicone hydrogel materials supply a higher level of oxygen to the cornea, as measured by the transmissibility of oxygen through a given thickness of material, or “dk/t,” than traditional hydrogel lenses. We believe our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. Silicone hydrogel lenses now represent a significant portion of CooperVision's contact lens sales and our Biofinity® brand is CooperVision's leading product line. Under the Biofinity brand, CooperVision markets monthly silicone hydrogel spherical, toric and multifocal lens products. CooperVision has also launched two-week silicone hydrogel spherical and toric lens products under our Avaira® brand. In fiscal 2013, we launched MyDayTM, our single-use spherical silicone hydrogel lens, in Europe.

We believe that the global market for single-use contact lenses will continue to grow, that competitive silicone hydrogel single-use lens products are gaining market share and that they represent a risk to our business. To meet this anticipated demand, we plan to launch MyDay in more geographical regions, such as the United States during fiscal 2015, and to continue the implementation of capital projects to invest in increased single-use manufacturing capacity.

Consistent with this strategy, on August 6, 2014, we completed the acquisition of Sauflon Pharmaceuticals Limited (Sauflon), a privately-held European manufacturer and distributor of soft contact lenses and aftercare solutions. The acquisition of Sauflon expands our contact lens product portfolio particularly with Sauflon's clariti® 1day brand of single-use sphere, toric and multifocal silicone hydrogel lenses. Clariti lenses received United States FDA clearance in August 2013. Sauflon is headquartered in the United Kingdom and has a global presence with manufacturing facilities in the United Kingdom and Hungary. The Sauflon acquisition is intended to accelerate the growth of sales of our single-use products by enabling a multi-tier, single-use strategy with a full suite of hydrogel and silicone hydrogel product offerings in the major product categories of sphere, toric and multifocal lenses. This acquisition is also intended to provide for an enhanced relationship with key European retailers and opportunities for operational synergies.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

In addition to its PC Technology™ and silicone hydrogel product offerings, CooperVision competes in the contact lens market with our traditional hydrogel products.

Contact Lens Product Sales

Spheres: Net sales of CooperVision's spherical lenses represented 56 percent of CooperVision's net sales in fiscal 2014 including net sales of single-use spherical lens that represented 22 percent of net sales in the fiscal year.

Toric and Multifocal: Net sales of CooperVision's toric lenses represented 31 percent of CooperVision's net sales in fiscal 2014. Net sales of multifocal lenses represented 11 percent of net sales in the fiscal year.

Proclear: Net sales of CooperVision's PC Technology products - which consist of spherical, toric and multifocal products, including Biomedics® XC and Proclear® 1 Day - represented 24 percent of CooperVision's net sales in fiscal 2014.

Silicone Hydrogel: CooperVision's silicone hydrogel spherical, toric and multifocal lens products, including Sauflon's clariti lenses in the fiscal fourth quarter of 2014 and not in fiscal 2013, represented 49 percent of CooperVision's net sales as compared to 43 percent in fiscal 2013.

CooperVision Competition

The contact lens market is highly competitive. CooperVision's three largest competitors in the worldwide market and its primary competitors in the spherical, toric and multifocal lens categories of that market are Johnson & Johnson Vision Care, Inc., CIBA Vision owned by Novartis AG and Bausch & Lomb Incorporated owned by Valeant Pharmaceuticals International, Inc.

Over the past decade, the contact lens industry has experienced a global shift toward silicone hydrogel lenses that now represent approximately 50% of the global contact lens market. CooperVision's primary competitors control the majority of the silicone hydrogel segment of the market. CooperVision competes in the silicone hydrogel segment of the market with our Biofinity monthly spherical, toric and multifocal lenses, Avaira two-week spherical and toric lenses and MyDay single-use spherical lenses. We believe that the addition of Sauflon's clariti 1day brand of single-use sphere, toric and multifocal lenses provides CooperVision with the broadest product portfolio in the single-use silicone hydrogel market.

In the toric lens market, a similar shift toward silicone hydrogel lenses has occurred, but we believe that lens manufacturers also continue to compete to provide the highest possible level of visual acuity and patient satisfaction by offering a wide range of lens parameters, superior wearing comfort and a high level of customer service, both for patients and contact lens practitioners. CooperVision competes based on its three manufacturing processes, including manufacturing processes recently acquired with Sauflon, yielding wider ranges of toric lens parameters, providing wide choices for patient and practitioner and superior visual acuity, as well as by offering excellent customer service, including high standards of on-time product delivery.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

COOPERSURGICAL

CooperSurgical offers a broad array of products used in the care and treatment of women. The Company participates in the women's healthcare market through offering quality products, innovative technologies and superior service to clinicians worldwide. CooperSurgical collaborates with clinicians to identify products and new technologies from disposable products to sophisticated instruments and equipment. The result is a broad portfolio of products that aid in the delivery of improved clinical outcomes that healthcare professionals use routinely in the diagnosis and treatment of a wide spectrum of women's health issues.

Since its inception in 1990, CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring products and companies that complement its business model.

CooperSurgical competes in the global in-vitro fertilization (IVF) market with a product portfolio of IVF media and assisted reproductive technology (ART) solutions that enhance the work of fertility professionals to the benefit of families. In July 2012, CooperSurgical acquired Origio to form a combined medical device company that develops, manufactures and distributes highly specialized products that target IVF treatment with a goal to make fertility treatment safer, more efficient and convenient.

Market for Women's Healthcare

CooperSurgical participates in the market for women's healthcare with its diversified product lines in three major categories based on the point of healthcare delivery: hospitals and surgical centers, obstetricians and gynecologists (ob/gyns) medical offices and fertility clinics.

CooperSurgical expects patient visits to ob/gyns in the United States to increase over the next decade. Driving this growth is a steady number of reproductive age women with increasing fertility issues, a large and stable middle-aged population and a growing population of women over the age of 65 according the United States Census estimates. CooperSurgical expects growth in fertility treatments as more women choose to delay childbearing to the mid-thirties and beyond. Office visit activity related to menopausal problems, including abnormal bleeding, incontinence and osteoporosis, are also expected to increase slightly over the next decade. CooperSurgical believes that in the past clinicians primarily saw women only during their reproductive years. Now, with new treatment options available and a more educated population, CooperSurgical expects the relationship between the patient and clinician will continue into the middle years and later.

Another trend in the market for women's healthcare includes the migration of ob/gyn clinicians away from private practice ownership and toward aligning with group practices or employment with hospitals and healthcare systems. This trend includes the increasing influence of supply chain controls, such as value analysis committees, on product evaluation and procurement. CooperSurgical believes that the market factors that are driving this trend will continue in the near term.

The response in the United States market to the Affordable Care Act (ACA) includes the development of new models of healthcare delivery. One goal of these new models is to deliver more cost-effective healthcare including a trend to move treatment out of hospitals and surgery centers and into the office setting without compromising care. We expect this trend to continue in the near term.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

While general medical practitioners play an important role in women's primary care, the ob/gyn specialist is the primary market for CooperSugical's medical devices.

Some significant features of this market are:

•
Patient visits are for annual checkups, cancer screening, menstrual disorders, vaginitis (inflammation of vaginal tissue), treatment of abnormal Pap smears, osteoporosis (reduction in bone mass) and the management of menopause, pregnancy and reproductive management.

•	We estimate that approximately one-third of the office visits to ob/gyns are patients seeking diagnosis and treatment for the symptoms of abnormal uterine bleeding.

•
Ob/gyns traditionally provide the initial evaluation for women and their partners who seek infertility assistance. Ovulatory drugs and intrauterine insemination (IUI) are common treatments in these cases along with embryo transfer procedures.

•	IVF is performed by reproductive endocrinologists, a subgroup of ob/gyns, along with partner embryologists.

•
Osteoporosis and incontinence have become frequent diagnoses as the female population ages. Early identification and treatment of these conditions will both improve women's health and help reduce overall costs of treatment.

•	Sterilization is a frequently performed surgical procedure.

•	Hysterectomy, one of the most commonly performed surgical procedures, is increasingly performed using a laparoscopic approach.

•	The trend to move hospital-based procedures to an office or clinical setting is continuing as a method to reduce cost to the healthcare system while maintaining positive clinical outcomes.

Woman's Healthcare Product Sales

Net sales of CooperSurgical products used in office and surgical procedures, representing 65% of CooperSurgical's net sales, decreased 1% in fiscal 2014 as compared to fiscal 2013. Net sales of fertility products, representing 35% of CooperSurgical's net sales, grew 7% in fiscal 2014 as compared to fiscal 2013.

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

Competitive factors in these segments include technological and scientific advances, product quality, price, customer service and effective communication of product information to physicians, fertility clinics and hospitals. CooperSurgical competes based on our sales and marketing expertise and the technological

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

advantages of our products. CooperSurgical's strategy includes developing and acquiring new products, including those used in new medical procedures. As CooperSurgical expands our product line, we also offer educational programs for medical professionals in the appropriate use of our products.

CooperSurgical is seeking to expand our presence in the significantly larger hospital and outpatient surgical procedure segment of the market that is at present dominated by bigger competitors such as Johnson & Johnson's Ethicon Endo-Surgery, Boston Scientific, Gyrus ACMI and Covidien. These competitors have well-established positions within the operating room environment. CooperSurgical intends to leverage our relationship with gynecologic surgeons and focus on devices specific to gynecologic surgery to facilitate our expansion within the surgical segment of the market.

RESEARCH AND DEVELOPMENT

Cooper employs about 250 people in our research and development and manufacturing engineering departments. Most of these employees are in CooperVision. CooperVision product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, clinical trials, microbiology and biochemistry. CooperVision's research and development activities primarily include programs to develop new contact lens designs along with improving formulations and manufacturing processes.

CooperSurgical conducts research and development in-house and also has consulting agreements with external specialists. CooperSurgical's research and development activities include the design and improvement of surgical procedure devices, the advancement and expansion of CooperSurgical's portfolio of assisted reproductive technology products, as well as products within the general obstetrics and gynecology offerings.

Cooper-sponsored research and development expenditures during fiscal 2014, 2013 and 2012 were $66.3 million, $58.8 million and $51.7 million, respectively. Research and development expenditures represented 4 percent of net sales in fiscal 2012 - 2014. During fiscal 2014, CooperVision represented 79 percent and CooperSurgical represented 21 percent of the total research and development expenses, the same as fiscal 2013. We did not participate in any customer-sponsored research and development programs during fiscal 2012 - 2014.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; new FDA unique device identifier legislation that requires changes to labeling and packaging; the Physician Payments Sunshine Act, which requires the reporting of certain payments to health care practitioners; and medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

serious injury if it were to recur. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations.
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

In addition to FDA regulatory requirements, Cooper also maintains ISO 13485 certification and CE mark approvals for its products. A CE mark is an international symbol of adherence to certain standards and compliance with applicable European medical device requirements. These quality programs and approvals are required by the European Medical Device Directive and must be maintained for all products intended to be sold in the European market. The ISO 13485 Quality Measurement System registration is now also required for registration of products in Asia Pacific and Latin American countries. In order to maintain these quality benchmarks, the Company is subjected to rigorous biannual reassessment audits of its quality systems and procedures.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

The impact to our businesses of the United States’ Patient Protection and Affordable Care Act (Affordable Care Act or ACA) provisions related to coverage expansion, payment reforms and delivery system changes remains uncertain. The ACA imposes a 2.3 percent excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. CooperVision's products are not subject to this tax because contact lenses are excluded from the tax. However, United States sales of CooperSurgical's products are subject to this tax which is recorded in selling, general and administrative expense on the Statement of Income.

In addition, the federal government, as part of the ACA, as well as certain state governments have enacted laws aimed at increasing transparency in relationships between medical device companies and healthcare professionals. We are now required by law to report many types of payments made and items of value provided to licensed healthcare professionals. In addition, certain foreign jurisdictions are currently acting to implement similar laws. Failure to adhere to our policies, comply with required laws or implement adequate policies and practices to address changes to legal and regulatory requirements could result in sanctions such as fines, injunctions and civil penalties.

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

MARKETING AND DISTRIBUTION

CooperVision markets our products in the United States through our field sales representatives, who call on optometrists, ophthalmologists, opticians, optical chains and distributors. CooperVision augments our United States sales and marketing efforts with e-commerce, telemarketing, social media and advertising in professional journals. In the EMEA and Asia Pacific regions, CooperVision primarily markets our products through our field sales representatives. In other countries, CooperVision uses distributors and has given some of them the exclusive right to market our products within specific geographic areas.

CooperSurgical's products are marketed by a network of dedicated field sales representatives, independent agents and distributors. In the United States, CooperSurgical augments our sales and marketing activities by participating in national and regional industry tradeshows, professional educational programs and internet promotions including e‑commerce, social media and collaborative efforts with professional organizations, telemarketing, direct mail and advertising in professional journals. Fertility products are marketed globally through our field sales representatives and distributors.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PATENTS, TRADEMARKS AND LICENSING AGREEMENTS

Cooper owns or licenses a variety of domestic and foreign patents, which, in total, are material to our overall business. The names of certain of Cooper's products are protected by trademark registrations in the United States Patent and Trademark Office and, in some cases, also in foreign trademark offices. Applications are pending for additional trademark and patent registrations. Cooper intends to protect our intellectual property rights aggressively.

No individual patent or license is material to the Company or either of our principal business units other than our license agreement effective as of November 19, 2007, between CooperVision and CIBA Vision AG and CIBA Vision Corporation. This license relates to patents covering CooperVision's silicone hydrogel contact lens products. Our royalty obligations under this license agreement extend until the expiration of the applicable patent rights, which we believe occurred in September 2014 in the United States and, we believe will occur in March 2016 outside of the United States.

In addition to trademarks and patent licenses, we own certain trade secrets, copyrights, know-how and other intellectual property.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

The information required by this item is included in the "Business Segment Information" of our notes to consolidated financial statements and "Risk Factors" as part of this Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

EMPLOYEES

On October 31, 2014, Cooper had about 9,460 employees, including 1,426 employees of Sauflon, acquired in August 2014. We believe that relations with our employees are good.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2014 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended October 31, 2014, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

AVAILABLE INFORMATION

The Cooper Companies, Inc. Internet address is http://www.coopercos.com. The information on the Company's Web site is not part of this or any other report we file with, or furnish to, the Securities and Exchange Commission (SEC). Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on our Web site as soon as reasonably practicable. The public may read and copy these materials at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains such reports, proxy and information statements and other information whose Internet address is http://www.sec.gov. The Company's Corporate Governance Principles, Ethics and Business Conduct Policy and charters of each standing committee of the Board of Directors are also posted on the Company's Web site.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

There can be no assurance that we will not encounter increased competition in the future, for example with increased product entries from Asia Pacific contact lens manufacturers, or that our competitors' newer contact lens products will not successfully erode CooperVision's contact lens business, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years. As part of our growth strategy, particularly at CooperSurgical and more recently at CooperVision, we intend to continue to consider acquiring complementary technologies, products and businesses. Future

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or impairments of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. In fiscal 2014, CooperVision completed the acquisition of Sauflon Pharmaceuticals Limited, and in fiscal 2012, CooperSurgical completed the acquisition of Origio a/s. These acquisitions added significant operations to CooperVision and CooperSurgical, respectively, and greatly expanded their international businesses. The acquisitions have, correspondingly, added risks we could face with respect to acquisitions and include:

•	failure to successfully obtain the anticipated revenues, margins and earnings benefits, including the Sauflon acquisition;

•
difficulties in, and expenses related to, the integration of the operations, technologies, products and personnel of the acquired company and establishment of appropriate accounting controls and reporting procedures and other regulatory compliance procedures;

•	increased leverage and the risk of lack of access to available financing, including financing for the acquisition or refinancing of debt owed by us on a timely basis and on reasonable terms;

•	risks of entering markets in which we have no or limited prior experience;

•	potential loss of employees;

•	an inability to identify and consummate future acquisitions on favorable terms or at all;

•	diversion of management's attention away from other business concerns;

•	expenses of any undisclosed or potential liabilities, contingent liabilities or indemnification obligations of the acquired company;

•	expenses, including restructuring expenses, to shut-down our own locations or terminate our employees;

•	a dilution of earnings per share; and

•
risks inherent in accounting allocations and the risk that we are required to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period.

Product innovations are important in the industry in which we operate, and we face the risk of product obsolescence if we are unable to develop new products or gain regulatory approvals or if our competitors introduce new products.

Product innovations are important in the contact lens market in which CooperVision competes and in the areas of the healthcare industry in which CooperSurgical competes. CooperSurgical has not allocated substantial resources to new product development, but rather it has historically purchased, leveraged or licensed the technology developments of others. CooperSurgical has recently invested in expanding the internal research and development function with the goal of organizational growth and to complement our acquisitions strategy. CooperVision has been investing in new product development since 2005, including the development of silicone hydrogel-based contact lenses. Research and development time commitments, higher feasibility risk with longer term projects, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies, such as contact lenses with anti-microbial or anti-allergenic features, that could lead to the obsolescence of one or more of our products. Competitors may also introduce new uses for contact

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

lenses, such as for drug delivery or the control of myopia. Failure to develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

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

A significant portion of our current operations for CooperVision and our newly acquired Sauflon and Origio businesses are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America and Europe. Approximately two-thirds of our net sales for CooperVision for the fiscal years ended October 31, 2014 and 2013, respectively, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

•	we may have difficulty enforcing intellectual property rights in some foreign countries;

•	we may have difficulty gaining market share in countries such as Japan because of regulatory restrictions and customer preferences;

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•
we may find it difficult to grow in emerging markets such as China, India, Russia and other developing nations due to, among other things, customer acceptance, undeveloped distribution channels, regulatory restrictions and changes, and business knowledge of these new markets;

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

•	we may find it difficult to manage a large organization spread throughout various countries;

•	fluctuations in currency exchange rates could adversely affect our results;

•	foreign customers may have longer payment cycles than customers in the United States;

•	failure to comply with United States Department of Commerce and other nations import-export controls may result in fines and/or penalties;

•	general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy;

•
foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities, including but not limited to increased enforcement of potentially conflicting and ambiguous anti-bribery laws; and

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

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth. The U.S. economy has experienced a recession and faces continued concerns about the systemic impacts of adverse economic conditions such as the growing U.S. deficit, high energy costs, geopolitical issues, the availability and cost of credit, and an unstable real estate market. Foreign countries, in particular the Euro zone, are affected by similar systemic impacts. As a result, we continue to have lower than historical expectations for market growth in fiscal 2015.

Continued turbulence particularly in international markets and economic conditions may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to replace maturing liabilities and to access the capital markets to meet liquidity needs, which could have a material adverse effect on our financial condition and results of operations.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in the United Kingdom and Puerto Rico. Through the Sauflon acquisition, CooperVision acquired manufacturing facilities in the United Kingdom and Hungary. CooperSurgical manufactures the majority of its products in Trumbull, Connecticut, Stafford, Texas, Malov, Denmark, and Pasadena, California. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities, and because this process is expensive, we generally have not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

We rely on independent suppliers for raw materials and we could experience inventory shortages if we were required to use an alternative supplier on short notice.

We rely on independent suppliers for key raw materials, consisting primarily of various chemicals and packaging materials. Raw materials used in our operations are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. For example, some of the primary material used to make our silicone hydrogel contact lens products, including MyDay, Biofinity, Avaira and clariti, are supplied by a sole supplier. We may suffer a disruption in the supply of our silicone hydrogel contact lens products if our suppliers, particularly those which are the sole source of any necessary material, fail to supply sufficient material on a timely basis or at all for any reason and/or we need to switch to an alternative supplier. A disruption in the supply of raw materials could disrupt production of our silicone hydrogel contact lens products, thereby adversely impacting our ability to market and sell such products and our ability to compete in this important segment of the contact lens market.

If we fail to protect our intellectual property adequately, our business could suffer.

We consider our intellectual property rights, including patents, trade secrets, trademarks and licensing agreements, to be an integral component of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

The laws of foreign countries in which we do business or contemplate doing business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in a judicial or administrative proceeding could prevent us from manufacturing and selling our products or prevent us from stopping others from manufacturing and selling competing products, and thereby have a material adverse effect on our business, financial condition and results of operations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We attempt to protect our computer and communications systems but may experience interruptions and breaches including computer viruses, malicious software, cyberattacks and "hacking,” that could impair our ability to conduct business and communicate internally and with our customers, or result in the theft of trade secrets or other misappropriation of assets, or otherwise compromise privacy of our sensitive information, or that of our customers or other business partners.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Our medical devices require clearance or approval by the FDA before they can be commercially distributed in the United States and may require similar approvals by foreign regulatory agencies before distribution in foreign jurisdictions. Medical devices may only be marketed for the indications for which they are approved or cleared. The process of obtaining, renewing and maintaining regulatory clearances and approvals to market a medical device, particularly from the FDA, can be costly and time consuming. There can be no assurance that such clearances and approvals will be granted on a timely basis, if at all, or that significant delays in the introduction of any new products or product enhancements will occur, which could adversely affect our competitive position and results of operations. In addition, the FDA and foreign jurisdictions may change its policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay premarket approval or clearance of our products or could impact our ability to market our currently approved or cleared products. For example, the FDA recently has been reviewing the premarket clearance process in response to internal and external concerns regarding the 510(k) program. In January 2011, the FDA announced a plan of action that included twenty-five action items designed to make the process more rigorous and transparent. Since then the FDA has implemented some changes intended to improve its premarket programs. Some of these changes and proposals under consideration could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances for our products, increase the cost of compliance, or restrict our ability to maintain our current clearances.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

•
New reporting and disclosure requirements on medical device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, and any ownership and investment interests held by physicians or their immediate family members, and any payments or other “transfers of value” to such owners. Manufacturers were required to begin data collection on August 1, 2013 and were required to report such data to the government by March 31, 2014 and in future periods by the 90th calendar day of each year thereafter;

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

These measures could result in decreased net revenues or increased expenses from our medical device products and decrease potential returns from our development efforts. At this time, the full effect that the Health Care Reform Law would have on our business remains unclear. For example, the Health Care Reform Law imposes a new excise tax of 2.3 percent of the price for which certain medical devices are sold, which went into effect on January 1, 2013. CooperVision is not affected by this tax because contact lenses are excluded from the tax. However, United States sales of almost all of CooperSurgical's products are subject to this tax.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

While with the possible exception of limited value-added software solutions for eye care professionals which we believe are HIPAA compliant, we do not believe that we are a covered entity or a business associate under HIPAA, many of our customers may be covered entities or business associates subject to HIPAA. Some customers as an expectation of transacting business with us may require us to enter into business associate

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

agreements, which would obligate us to safeguard and restrict the manner in which we use certain protected health information (as defined by HIPAA) that we obtain in the course of our commercial relationship with them, triggering potential liability on us for failure to meet our contractual obligations. Alternatively, some customers may limit the scope of our commercial relationship with them with regard to our access to certain protected health information. Pursuant to the HITECH Act, if the government determines that we are a business associate, we could be additionally subject to direct governmental enforcement for failure to comply with certain privacy and security requirements. In addition, the final omnibus rule released in January 2013, among other things, modifies the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches. The costs of complying with these contractual obligations and new legal and regulatory requirements, and the potential liability associated with failure to do so could have a material adverse effect on our business, financial condition and results of operations. To the extent HIPAA is applicable to certain ancillary practice management software services offered to eye care professionals, we believe those offerings are HIPAA compliant.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Item 1B. Unresolved Staff Comments.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Properties.

The following is a summary of Cooper's principal facilities as of October 31, 2014. Cooper generally leases its office and operations facilities but owns several manufacturing and research and development facilities, including 205,850 square feet in Hamble, United Kingdom, 49,500 square feet in Scottsville, New York, 63,787 square feet in Malov, Denmark, and 33,630 square feet in Stafford, Texas. We also own Sauflon's corporate headquarters in Twickenham, United Kingdon, at 7,916 square feet. Our lease agreements expire at various dates through the year 2030. The Company believes its properties are suitable and adequate for its businesses.

Location	Approximate Square Feet	Operations
AMERICAS
United States:
California	136,369	Executive offices; CooperVision research & development and administrative offices; CooperSurgical manufacturing and distribution
New York	390,277	CooperVision manufacturing, marketing, distribution and administrative offices
Connecticut	210,837	CooperSurgical manufacturing, marketing, distribution, research & development and administrative offices
Other United States	42,200	CooperSurgical manufacturing; CooperVision marketing
Puerto Rico	333,124	CooperVision manufacturing and distribution
Brazil	17,545	CooperVision marketing and distribution
Canada	11,647	CooperVision marketing

EMEA
United Kingdom	675,553	CooperVision manufacturing, marketing, distribution, research & development and administrative offices; CooperSurgical marketing
Belgium	119,146	CooperVision distribution
Denmark	63,787	CooperSurgical manufacturing, marketing and administrative offices
France	12,388	CooperVision marketing and distribution; CooperSurgical marketing
Germany	75,887	CooperVision marketing and distribution; CooperSurgical manufacturing, marketing and distribution
Hungary	158,300	CooperVision manufacturing and marketing
Italy	31,197	CooperVision marketing and distribution; CooperSurgical marketing
Netherlands	33,865	CooperVision and CooperSurgical marketing and distribution
South Africa	13,250	CooperVision marketing and distribution
Spain	30,678	CooperVision marketing and distribution; CooperSurgical marketing

ASIA PACIFIC
Japan	74,684	CooperVision manufacturing, marketing, distribution and administrative offices; CooperSurgical marketing
Australia	33,952	CooperVision manufacturing, marketing, distribution and administrative offices
Other Asia Pacific	55,526	CooperVision and CooperSurgical marketing and distribution

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Legal Proceedings.

On or about November 11, 2014, Johnson & Johnson Vision Care (JJVC) filed an action in the district court of Dusseldorf, Germany, against CooperVision GmbH and CooperVision, Inc. (collectively “CooperVision”) for patent infringement. In the action, JJVC alleges that certain CooperVision products infringe JJVC’s European Patent No. EP 1 754 728 B1, and is seeking damages and to enjoin these products from selling in Germany. CooperVision is challenging the validity of the patent before the European Patent Office.  CooperVision denies JJVC’s allegations of infringement and intends to defend the action vigorously and to continue its challenge to the patent before the European Patent Office. We are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cooper's common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2014 and 2013:

	2014		2013
Quarterly Common Stock Price Range Years Ended October 31,	High	Low	High	Low
Fiscal Quarter Ended
January 31	$135.00	$118.58	$102.47	$88.80
April 30	$145.34	$116.95	$110.85	$100.24
July 31	$163.24	$127.02	$129.06	$105.71
October 31	$166.52	$143.62	$135.41	$124.00

At November 30, 2014, there were 489 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of about $2.9 million in fiscal 2014 and $2.9 million in fiscal 2013. Dividends are paid when, as and if declared at the discretion of our Board of Directors from funds legally available for that purpose. Our Board of Directors periodically reviews our dividend policy and considers the Company's earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Performance Graph

The following graph compares the cumulative total return on the Company's common stock with the cumulative total return of the Standard & Poor's Smallcap 600 Stock Index and the Standard & Poor's Health Care Equipment Index for the five-year period ended October 31, 2014. The graph assumes that the value of the investment in the Company and in each index was $100 on October 31, 2009, and assumes that all dividends were reinvested.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cooper Companies, Inc., the S&P Smallcap 600 Index
and the S&P Health Care Equipment Index
*$100 invested on 10/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	10/09	10/10	10/11	10/12	10/13	10/14
The Cooper Companies, Inc.	$100.00	$176.43	$248.02	$343.79	$463.06	$587.64
S&P Smallcap 600	$100.00	$126.27	$139.58	$158.56	$220.53	$241.03
S&P Health Care Equipment	$100.00	$104.00	$110.86	$126.57	$158.91	$197.97

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three-month period ended October 31, 2014, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
8/1/14 – 8/31/14	—	$—	—	$211,500,000
9/1/14 – 9/30/14	—	$—	—	$211,500,000
10/1/14 – 10/31/14	175,786	$146.64	175,786	$185,700,000
Total	175,786		175,786

The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The program as amended in December 2012 and December 2013 provides authorization for a total of $500.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At October 31, 2014, the remaining repurchase authorization under the 2012 Share Repurchase Program was approximately $185.7 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	1,922,603	$63.32	1,696,162
Equity compensation plans not approved by shareholders	—	—	—
Total	1,922,603	$63.32	1,696,162
__________

(1) The amount of total securities to be issued under the Company's equity plans shown in Column A includes 598,667 Restricted Stock Units granted pursuant to the Company's equity plans. These awards allow for the distribution of shares to the grant recipient upon the completion of time-based holding periods and do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B. Amounts in Column A do not reflect performance share awards without a final payout.

(2) Includes information with respect to the Second Amended and Restated 2007 Long-Term Incentive Plan for Employees of The Cooper Companies, Inc. (2007 Plan), which was approved by stockholders on March 16, 2011, and provides for the issuance of up to 5,230,000 shares of common stock, and the Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc. (the Directors’ Plan), which was approved by stockholders on March 16, 2011, and provides for the issuance of up to 950,000 shares of common stock. As of October 31, 2014, up to 1,507,591 shares of common stock may be issued pursuant to the 2007 Plan and 334,212 shares of common stock may be issued pursuant to the 2006 Directors’ Plan.

Also includes information with respect to the 1996 Long Term Incentive Plan for Non-Employee Directors (1996 Directors' Plan) and the Second Amended and Restated 2001 Long Term Incentive Plan (2001 Plan) of The Cooper Companies, Inc., which were originally approved by stockholders on March 21, 1996 and March 28, 2001. The 1996 Directors' Plan and 2001 Plan have expired by their terms, but up to 80,800 shares of common stock may be issued pursuant to awards that remain outstanding under these plans.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In thousands, except per share amounts)	2014	2013	2012	2011	2010
Consolidated Operations
Net sales	$1,717,776	$1,587,725	$1,445,136	$1,330,835	$1,158,517
Gross profit	$1,091,570	$1,026,808	$924,010	$804,804	$676,723
Income before income taxes	$296,534	$312,271	$275,452	$192,764	$124,426
Net income attributable to Cooper stockholders	$269,856	$296,151	$248,339	$175,430	$112,803
Diluted earnings per share attributable to Cooper stockholders	$5.51	$5.96	$5.05	$3.63	$2.43
Number of shares used to compute diluted earnings per share	48,960	49,685	49,152	48,309	46,505
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06
Consolidated Financial Position
Current assets	$791,617	$747,241	$657,860	$540,347	$491,340
Property, plant and equipment, net	937,325	739,867	640,255	609,205	593,887
Goodwill	2,220,921	1,387,611	1,370,247	1,276,567	1,261,976
Other intangible assets, net	453,605	198,769	214,783	128,341	114,177
Other assets	54,872	63,773	58,239	70,058	63,638
	$4,458,340	$3,137,261	$2,941,384	$2,624,518	$2,525,018
Short-term debt	$101,518	$42,987	$25,284	$52,979	$19,159
Other current liabilities	340,664	278,266	237,268	214,227	180,361
Long-term debt	1,280,833	301,670	348,422	327,453	591,977
Other liabilities	146,885	90,844	117,252	92,371	66,745
Total liabilities	1,869,900	713,767	728,226	687,030	858,242
Stockholders' equity	2,588,440	2,423,494	2,213,158	1,937,488	1,666,776
	$4,458,340	$3,137,261	$2,941,384	$2,624,518	$2,525,018

In our fiscal fourth quarter of 2014, Cooper acquired Sauflon Pharmaceuticals Limited, as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of our notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Note numbers refer to “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

We discuss below the results of our operations for fiscal 2014 compared with fiscal 2013 and the results of our operations for fiscal 2013 compared with fiscal 2012. Certain prior period amounts have been reclassified to conform to the current period's presentation. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.”
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by United States and European debt concerns, the Affordable Care Act, including the trend of consolidation within the healthcare industry, and the economic downturn in Japan together with foreign currency volatility, particularly the yen, euro and the pound, impact our current performance and continue to represent a risk to our performance for fiscal year 2015.
CooperVision - We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology and phosphorylcholine technology (PC) Technology™. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision is focused on greater worldwide market penetration as we introduce new products and continue to expand our presence in existing and emerging markets, including through acquisitions.
Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision markets monthly and two-week silicone hydrogel spherical and toric lens products under our Biofinity® and Avaira® brands, a monthly multifocal silicone hydrogel lens under Biofinity and a single-use spherical silicone hydrogel lens under MyDayTM.
We believe that the global market for single-use contact lenses will continue to grow and that competitive silicone hydrogel single-use products are gaining market share and that they represent a risk to our business. We compete with MyDay, our single-use spherical silicone hydrogel lens, and our Proclear 1 Day products including Proclear® 1 Day multifocal. We forecast increasing demand for our existing and future single-use products. To meet this anticipated demand, in fiscal 2015 we plan to continue the implementation of capital projects to invest in increased single-use manufacturing capacity.
Consistent with this strategy, on August 6, 2014, we acquired Sauflon Pharmaceuticals Limited (Sauflon), a privately-held European manufacturer and distributor of soft contact lenses and aftercare solutions. The acquisition of Sauflon expands our contact lens product portfolio particularly with Sauflon's clariti® 1day brand of single-use sphere, toric and multifocal silicone hydrogel lenses. Clariti lenses received United States FDA clearance in August 2013. Sauflon is headquartered in the United Kingdom and has a global presence with manufacturing facilities in the United Kingdom and Hungary.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We paid approximately $1,131.1 million for Sauflon, consisting of approximately $1,073.2 million in cash and approximately $58.0 million in the form of loan notes. We financed the acquisition with available offshore cash and credit facilities along with funds from the new $700.0 million term loan facility described below and in the notes to consolidated financial statements. We are in the process of determining the purchase price allocation for this acquisition which is described in more detail in the notes to consolidated financial statements.
The Sauflon acquisition is intended to accelerate the growth in sales of our single-use products by enabling a multi-tier, single-use strategy with a full suite of hydrogel and silicone hydrogel product offerings in the major product categories of sphere, toric and multifocal lenses. This acquisition is also intended to provide for enhanced relationships with key European retailers and opportunities for operational synergies.
CooperSurgical - Our CooperSurgical business competes in the highly fragmented medical device segment of the women's healthcare market. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring companies and products that complement its business model. In October 2014, CooperSurgical acquired EndoSee Corporation, a developer of an office-based disposable hysteroscopy system that has FDA clearance. We paid $44.0 million for EndoSee and expect the acquisition to be neutral to earnings per share excluding acquisition costs and related amortization. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines. CooperSurgical product sales are categorized based on the point of healthcare delivery including products used in medical office and surgical procedures by obstetricians and gynecologists (ob/gyns) that represented 65% of CooperSurgical's net sales in fiscal 2014. CooperSurgical's remaining sales are products used in fertility clinics that now represent 35% of CooperSurgical's net sales compared to 33% in fiscal 2013.

Capital Resources - On August 4, 2014, we entered into a three-year, $700.0 million senior unsecured term loan agreement by and among the Company, the lenders party thereto and KeyBank National Association as administrative agent. This syndicated credit facility will mature and the balance is payable on August 4, 2017. There is no amortization of principal and we may prepay loan balances from time to time, in whole or in part, without premium or penalty. We utilized this facility to fund the acquisition of Sauflon Pharmaceuticals Limited, as well as to provide working capital and for general corporate purposes.
At October 31, 2014, we had $25.2 million in cash, primarily outside the United States, and $720.3 million available under our existing revolving Credit Agreement. The $700.0 million term loan entered into on August 4, 2014, and the $300.0 million term loan entered into on September 12, 2013, remain outstanding as of October 31, 2014. In our fiscal fourth quarter of 2014, we completed the acquisition of Sauflon for $1.13 billion, discussed above. Looking forward, our cash and availability under existing credit facilities will be reduced due to the use of cash outside the United States and the use of existing credit facilities to fund the acquisition of Sauflon. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities, including the August 4, 2014, $700.0 million term loan, will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends. However, depending on the size or timing of these business activities, we may seek to raise additional debt financing.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2014 Compared with 2013

Highlights: 2014 vs. 2013

•	Net sales up 8% to $1.72 billion from $1.59 billion in fiscal year 2013

•	Gross margin 64% of net sales down from 65%

•	Operating income up 0.2% to $306.5 million from $305.9 million

•	Interest expense down 13% to $8.0 million from $9.2 million

•	Diluted earnings per share down 8% to $5.51 from $5.96

•	Operating cash flow $454.8 million up 9% from $415.9 million

Fiscal 2014 pre-tax results include $35.7 million for amortization of intangible assets and $62.8 million of acquisition, integration and restructuring costs primarily related to the acquisition of Sauflon. We expect amortization of intangible assets will recur in future periods; however, the amounts are affected by the timing and size of our acquisitions. Expenses such as the acquisition related and integration expenses generally diminish over time with respect to past acquisitions. However, we generally will incur similar expenses in connection with any future acquisitions. We incurred significant expenses in connection with our acquisitions and also incurred certain other operating expenses or income, which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. Many of these costs relate to our acquisition of Sauflon in our fiscal fourth quarter of 2014. Acquisition related and integration expenses consist of personnel related costs for transitional employees, other acquired employee related costs and integration related professional services. Restructuring expenses consist of employee severance, product rationalization, facility and other exit costs.

The fiscal 2014 integration and restructuring costs include $16.5 million in charges to cost of sales primarily for product rationalization arising from the acquisition of Sauflon. The charge for product rationalization is based on our review of products, materials and manufacturing processes of Sauflon. Included in our selling, general and administrative expense (SGA) is $44.5 million in costs for CooperVision's acquisition of Sauflon and the related integration and restructuring activities, severance costs in our CooperSurgical fertility business along with other acquisition costs. Research and development expense includes $0.6 million of severance costs related to integration and restructuring activities.

Fiscal 2013 pre-tax results include $30.2 million for amortization of intangible assets, a $21.1 million loss on divestiture of Aime, $14.1 million of insurance proceeds related to a business interruption claim and $0.6 million of costs, included in SGA expense, related to the acquisition of Origio.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Statistical Information – Percentage of Net Sales

Years Ended October 31,	2014	2014 vs. 2013 % Change	2013	2013 vs. 2012 % Change	2012
Net sales	100%	8%	100%	10%	100%
Cost of sales	36%	12%	35%	8%	36%
Gross profit	64%	6%	65%	11%	64%
Selling, general and administrative expense	40%	12%	38%	8%	39%
Research and development expense	4%	13%	4%	14%	4%
Amortization of intangibles	2%	18%	2%	26%	1%
Loss on divestiture of Aime	—	—	2%	—	—
Operating income	18%	0.2%	19%	8%	20%
Net Sales
Our two business units, CooperVision and CooperSurgical, generate all of our sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.
Net Sales Growth by Business Unit

Our consolidated net sales grew by $130.0 million in fiscal 2014 and $142.6 million in 2013:

($ in millions)	2014 vs. 2013	% Change	2013 vs. 2012	% Change
CooperVision	$124.3	10%	$79.1	7%
CooperSurgical	5.7	2%	63.5	25%
	$130.0	8%	$142.6	10%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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
The contact lens market consists primarily of single-use and frequently replaced lenses. Single-use lenses are designed for daily replacement and frequently replaced lenses are designed for two-week or monthly replacement. Significantly, the market for spherical lenses is growing with value-added spherical lenses to

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

alleviate dry eye symptoms as well as lenses with aspherical optical properties or higher oxygen permeable lenses such as silicone hydrogels.

CooperVision’s Proclear brand aspheric, toric and multifocal contact lenses, manufactured using PC Technology, help enhance tissue/device compatibility and offer improved lens comfort.

CooperVision’s Biofinity brand silicone hydrogel spherical, toric and multifocal contact lenses, Avaira brand spherical and toric products and MyDay, our silicone hydrogel single-use products, are manufactured using proprietary Aquaform technology to increase oxygen transmissibility for longer wear. We believe the clariti single-use silicone hydrogel lens products acquired with Sauflon are important to address increased pressure from multifocal and single-use silicone hydrogel products offered by our major competitors.

CooperVision fiscal 2014 net sales increased 10% from fiscal 2013 to $1.4 billion including Sauflon's net sales, subsequent to the acquisition, of $49.7 million. CooperVision net sales growth included increases in total sphere lenses up 9%, representing 56% of net sales, the same as the prior year, and total toric lenses up 11%, representing 31% of net sales, the same as in the prior year. Total multifocal lenses grew 21% to 11% of net sales up from 10% in the prior year on increased sales of Biofinity monthly and Proclear single-use multifocal products. Total silicone hydrogel products, including MyDay, our single-use silicone hydrogel lens, and Sauflon's silicone hydrogel products, including clariti, grew 27%, representing 49% of net sales up from 43% in the prior year. Excluding Sauflon, silicone hydrogel products grew 21%. Proclear product sales grew 6% and represented 24% of net sales compared to 25% in the prior year. CooperVision's older conventional lens products, including cosmetic lenses, declined 12% and now represent 2% of net sales compared to 3% in the prior year. The year over year comparison of net sales also reflects no sales in fiscal 2014 of Aime products, divested on October 31, 2013, as compared to $25.8 million of net sales in fiscal 2013.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.
CooperVision Net Sales by Geography

($ in millions)	2014	2013	% Change
Americas	$585.2	$546.2	7%
EMEA	533.9	439.4	22%
Asia Pacific	273.5	282.7	(3)%
	$1,392.6	$1,268.3	10%
CooperVision’s worldwide net sales grew 10% in the year-to-year comparison, including Sauflon as discussed above. Americas net sales grew 7%, primarily due to market gains of CooperVision’s silicone hydrogel contact lenses along with single-use sphere and multifocal products. EMEA net sales increased 22% primarily driven by increased sales of silicone hydrogel lenses including Sauflon's silicone hydrogel single-use products. Net sales to the Asia Pacific region decreased 3% due to the negative impact of the weakening of the Japanese yen compared to the United States dollar. Excluding the impact of currency, sales in the Asia Pacific region grew on market gains of silicone hydrogel lenses and single-use products, including Proclear multifocal single-use lenses.
CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold, including recently introduced silicone hydrogel products and products from the acquisition of Sauflon. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.

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

Year Ended October 31, ($ in millions)	2014	% Net Sales	2013	% Net Sales	% Change
Office and surgical procedures	$211.9	65%	$213.4	67%	(1)%
Fertility	113.2	35%	106.0	33%	7%
	$325.1	100%	$319.4	100%	2%
CooperSurgical's net sales of fertility products increased primarily due to market gains of disposable products partially offset by slower growth in sales of medical equipment. The decline in net sales of medical office and surgical procedures by ob/gyns was primarily due to declines in sales of medical equipment offset in part by growth in sales of disposable products.
CooperSurgical’s sales primarily comprise women’s healthcare products used in fertility procedures and by gynecologists and obstetricians in surgical procedures and in the medical office. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix, primarily sales of fertility products, along with increased average realized prices on disposable products influenced sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2013 Compared with 2012

Highlights: 2013 vs. 2012

•	Net sales up 10% to $1.6 billion from $1.4 billion in fiscal year 2012

•	Gross margin 65% of net sales up from 64%

•	Operating income up 8% to $305.9 million from $283.4 million

•	Interest expense down 22% to $9.2 million from $11.8 million

•	Diluted earnings per share up 18% to $5.96 from $5.05

•	Operating cash flow $415.9 million up 32% from $315.1 million

Fiscal 2013 pre-tax results included $30.2 million for amortization of intangible assets, a $21.1 million loss on divestiture of Aime, $14.1 million of insurance proceeds related to a business interruption claim and $0.6 million of costs related to the acquisition of Origio.

Fiscal 2012 pre-tax results included $24.0 million for amortization of intangible assets, a $1.4 million loss related to the May 31, 2012, amendment to our revolving Credit Agreement, and costs related to the acquisition of Origio consisting of $4.9 million in direct acquisition costs and a $0.4 million net gain related to the repayment of debt acquired recorded in interest expense.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperVision Net Sales

CooperVision fiscal 2013 net sales growth included increases in total sphere lenses up 4%, representing 56% of net sales and total toric lenses up 9%, representing 31% of net sales. Total multifocal lenses grew 29% to 10% of net sales up from 8% in the prior year on increased sales of Biofinity monthly and Proclear single-use multifocal products. Silicone hydrogel products, including MyDay, our single-use silicone hydrogel lens, grew 26% worldwide, representing 43% of net sales up from 36% in the prior year. Proclear product sales grew 6% as compared to the prior year and represented 25% of net sales, the same as the prior year. Older conventional lens products, including cosmetic lenses, declined 12% and represented 3% of net sales, the same as the prior year.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

CooperVision Net Sales by Geography

($ in millions)	2013	2012	% Change
Americas	$546.2	$498.9	9%
EMEA	439.4	402.3	9%
Asia Pacific	282.7	288.0	(2)%
	$1,268.3	$1,189.2	7%
CooperVision’s fiscal 2013 worldwide net sales grew 7% in the year-to-year comparison. Americas net sales grew 9%, primarily due to market gains of CooperVision’s silicone hydrogel contact lenses along with single-use sphere and multifocal products. EMEA net sales increased 9% primarily driven by sales of silicone hydrogel lenses and single-use sphere and multifocal products. Net sales to the Asia Pacific region decreased 2% due to the negative impact of the weakening of the Japanese yen compared to the United States dollar. Excluding the impact of currency, sales in the Asia Pacific region grew on market gains of silicone hydrogel lenses and single-use products.
CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold and introduction of new products, primarily silicone hydrogel lenses. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.
CooperSurgical Net Sales
CooperSurgical’s fiscal 2013 net sales increased 25% from fiscal 2012 to $319.4 million with net sales growth excluding acquisitions of 3%. Sales of products used in fertility clinics now represent 33% of net sales compared to 16% in the prior year due to the acquisition of Origio in July 2012. Sales of products used in medical office and surgical procedures by ob/gyns declined 1% as compared to the prior year and now represent 67% of CooperSurgical's net sales compared to 84% in the prior year. CooperSurgical’s sales primarily comprise women’s healthcare products used in fertility procedures and by gynecologists and obstetricians in surgical procedures and in the medical office. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix, primarily sales of fertility products, along with increased average realized prices on disposable products influenced organic sales growth.
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

2014 Compared to 2013 and 2013 Compared to 2012
Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2014	2013	2012
CooperVision	63%	65%	63%
CooperSurgical	64%	64%	66%
Consolidated	64%	65%	64%
The decrease in CooperVision's gross margin was primarily attributable to acquisition-related items, start-up costs of MyDay, our single-use silicone hydrogel contact lens, and the effects of foreign currency changes. Sales of lower gross margin products from the August 2014 acquisition of Sauflon represented 4% of net sales in the year, and we expect Sauflon gross margin to be about mid-fifty percent in the near term. Gross margin was negatively impacted by inventory and equipment charges to rationalize products, primarily our Avaira toric contact lenses, based on our review of Sauflon's products, materials and manufacturing processes. Gross margin was also impacted by start-up costs of MyDay as this new product has only recently achieved low double-digit gross margin that includes the impact of building new manufacturing capacity. Foreign currency unfavorably impacted gross margin as we reported lower net sales on products sold in Japan due to the weakening of the Japanese yen as compared to the United States dollar, particularly in our fiscal fourth quarter of 2014. The decreases in gross margin were partially offset by the increase in sales of higher margin Biofinity products and the favorable impact on gross margin due to the divestiture of Aime in October 2013.
CooperSurgical's gross margin remained flat for fiscal 2014 as compared to fiscal 2013 primarily due to favorable product mix, offset by restructuring costs in the fertility business. A greater percentage of our sales were higher margin disposable products and the percentage of lower margin equipment sales within fertility products declined as well.
Selling, General and Administrative Expense (SGA)

($ in millions)	2014	% Net Sales	% Change	2013	% Net Sales	% Change	2012	% Net Sales
CooperVision	$518.2	37%	16%	$448.2	35%	3%	$433.5	36%
CooperSurgical	113.4	35%	(4)%	118.5	37%	27%	93.0	36%
Corporate	51.5	—	17%	44.0	—	15%	38.4	—
	$683.1	40%	12%	$610.7	38%	8%	$564.9	39%
Consolidated SGA increased to 40% of net sales in fiscal 2014 from 38% of net sales in fiscal 2013 and 39% of net sales in fiscal 2012.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in CooperVision's SGA in fiscal 2014 compared to fiscal 2013 in absolute dollars and as a percentage of net sales is primarily due to operating expenses of Sauflon and approximately $42.3 million of acquisition, restructuring and integration costs, largely made up of legal fees, professional fees and severance costs expensed in fiscal 2014. In addition to the acquisition and integration activities related to Sauflon, CooperVision continues to invest in sales and marketing to promote our silicone hydrogel products, including MyDay, to reach new customers and support geographic expansion.
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
The decrease in CooperSurgical's SGA in fiscal 2014 compared to fiscal 2013 in absolute dollars and as a percentage of net sales is primarily due to efficiencies as a result of cost control measures in fiscal 2014 and costs included in fiscal 2013 for acquisition and integration activities related to Origio. CooperSurgical continues to invest in sales activities to promote our products, with emphasis on products used in surgical procedures, and to reach new customers. The medical excise tax that became effective on January 1, 2013, on sales of CooperSurgical's products in the United States was $2.9 million in fiscal 2014 compared to $2.4 million in fiscal 2013.
The 27% increase in CooperSurgical's SGA in absolute dollars in fiscal 2013 as compared to fiscal 2012 and the increase as a percentage of net sales is primarily due to operating expenses related to Origio, including approximately $0.6 million of acquisition costs in fiscal 2013.
Corporate headquarters’ SGA increased 17% in absolute dollars in fiscal 2014 primarily due to increased share-based compensation costs and acquisition-related professional service costs. The 15% growth in absolute dollars in fiscal 2013 as compared to fiscal 2012 was primarily due to increased share-based compensation costs.
Research and Development Expense (R&D)

($ in millions)	2014	% Net Sales	% Change	2013	% Net Sales	% Change	2012	% Net Sales
CooperVision	$52.3	4%	13%	$46.4	4%	10%	$42.3	4%
CooperSurgical	14.0	4%	12%	12.4	4%	32%	9.4	4%
	$66.3	4%	13%	$58.8	4%	14%	$51.7	4%
The sequential increases in CooperVision's R&D in absolute dollars over the fiscal years presented are primarily due to investments in new technologies, clinical trials and increased headcount. CooperVision’s R&D activities are primarily focused on the development of new contact lens designs and now include Sauflon's R&D activities related to product and manufacturing improvements and new contact lens designs.
The sequential increases in CooperSurgical's R&D in absolute dollars over the fiscal years presented include the shift toward investment in projects to develop new products along with the upgrade of existing products. CooperSurgical's research and development activities include in-vitro fertilization product development and the design and upgrade of surgical procedure devices.
Divested Operation
On October 31, 2013, we completed a transaction to sell Aime, our rigid gas-permeable contact lens and solutions business in Japan, to Nippon Contact Lens Inc. The business was originally obtained as part of the December 1, 2010, acquisition which included obtaining the rights to market Biofinity in Japan. The divestiture was consistent with CooperVision’s strategy to focus on its core soft contact lens business.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Additionally, Aime revenue had declined in recent periods, and the products had lower than average company margins.
We recorded a pre-tax loss of approximately $21.1 million in our Consolidated Statement of Income for fiscal 2013. Results from operations of Aime are included in our Consolidated Statements of Income for fiscal 2013 and 2012, and we have not segregated the results of operations or net assets of Aime on our financial statements for any period presented. The disposition of the assets and liabilities of Aime did not qualify for classification as discontinued operations as CooperVision maintains continuing involvement through a distribution arrangement with Aime for a minimum of three years post divestiture.
Amortization of Intangibles
Amortization of intangibles was $35.7 million in fiscal 2014, $30.2 million in fiscal 2013 and $24.0 million in fiscal 2012. The 18% increase in fiscal 2014 as compared to fiscal 2013 and the 26% increase in fiscal 2013 as compared to fiscal 2012 were primarily due to intangible assets from acquisitions primarily the acquisition of Sauflon in August 2014 and Origio in July 2012. We expect amortization in fiscal 2015 to be approximately $13.7 million in the fiscal first quarter and $12.8 million in each of the fiscal second through fourth quarters primarily due to intangible assets acquired with Sauflon, offset by intangible assets related to acquired technology which will become fully amortized.

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
Operating Income
Operating income grew about $0.6 million in fiscal 2014 from fiscal 2013 and increased $22.5 million or 8% in fiscal 2013 from fiscal 2012.

($ in millions)	2014	% Net Sales	2014 vs. 2013 % Change	2013	% Net Sales	2013 vs. 2012 % Change	2012	% Net Sales
CooperVision	$289.0	21%	—	$289.3	23%	10%	$262.8	22%
CooperSurgical	69.0	21%	14%	60.6	19%	3%	59.0	23%
Corporate	(51.5)	—	(17)%	(44.0)	—	(15)%	(38.4)	—
	$306.5	18%	0.2%	$305.9	19%	8%	$283.4	20%
The consolidated operating income in fiscal 2014 remained flat as compared to fiscal 2013 primarily due to the increase in gross profit of 6%, offset by the increase in operating expenses of 9%. The decreases in consolidated and CooperVision operating income as a percentage of sales in fiscal 2014 as compared to fiscal 2013 was due to the acquisition, restructuring and integration costs primarily related to Sauflon, discussed above, recorded in cost of sales and operating expenses. CooperSurgical's operating income in fiscal 2014 increased in absolute dollars and as a percentage of net sales due to the increase of gross profit of 2% and decrease of total operating expense of 3%.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense
Interest expense decreased 13% to $8.0 million in fiscal 2014 representing 0.5% of net sales in fiscal 2014 as compared to 0.6% of net sales in fiscal 2013. The fiscal 2014 decrease reflects lower average debt and lower average interest rates in the current fiscal year. We expect to have higher interest expense in the near term on higher average debt as a result of debt incurred in connection with the August 2014 acquisition of Sauflon. The $700.0 million term loan, entered into on August 4, 2014 and discussed above, the $300.0 million term loan, entered into on September 12, 2013, as well as about $279.7 million drawn on our existing revolving Credit Agreement were outstanding as of October 31, 2014 compared to $300.2 million in debt outstanding as of October 31, 2013.
Interest expense decreased 22% to $9.2 million in fiscal 2013 constituting 0.6% of net sales in fiscal 2013 as compared to 0.8% of net sales in fiscal 2012. The fiscal 2013 decrease reflects lower average debt and lower average interest rates.
Insurance Proceeds
On October 28, 2011, a manufacturing building in the United Kingdom experienced an incident in which a pipe broke in our fire suppression system, causing water and fire retardant foam damage to the facility. While this incident did not substantially impact our existing customers, the repairs to the facility and resultant decrease in manufacturing capacity impacted the timing of marketing initiatives to generate additional sales. In January 2013, we resolved our business interruption claim with our insurer for a total of $19.1 million. We received payments of $5.0 million in our fiscal fourth quarter of 2012. In our fiscal first quarter of 2013, we recorded the remaining $14.1 million in our Consolidated Statement of Income of which we received payment of $2.9 million during the fiscal first quarter of 2013 and payment of the remaining $11.2 million in the fiscal second quarter of 2013.
Losses on Extinguishment of Debt
In fiscal 2012, we recorded a $1.4 million loss related to the amendment to our revolving Credit Agreement on May 31, 2012.
Other Expense (Income), Net

Years Ended October 31, (In millions)	2014	2013	2012
Foreign exchange loss (gain)	$2.9	$(0.1)	$1.5
Other, net	(0.9)	(1.3)	(1.7)
	$2.0	$(1.4)	$(0.2)
The fiscal 2014 foreign exchange loss includes a loss of $1.1 million on forward contracts related to the acquisition of Sauflon.
Provision for Income Taxes
We recorded income tax expense of $24.7 million in fiscal 2014 compared to $15.4 million in fiscal 2013. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for fiscal 2014 was 8.3% and 4.9% for fiscal 2013. The increase in the ETR in fiscal 2014 reflects the inclusion in the fiscal 2013 ETR of several discrete items causing a reduction in that year. These items related primarily to the statutory income tax rate reduction in the United Kingdom and the renewal of the R&D tax credit in the United States.
The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates reflecting the shift in the geographic mix of income during recent periods with income

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

earned in foreign jurisdictions increasing as compared to income earned in the United States. As a result, the ratio of domestic income to worldwide income has decreased over recent fiscal years effectively lowering the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where we operate are significantly lower than the statutory rate in the United States.
The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $85.5 million and a foreign effective tax rate of approximately 2.6% in our fiscal year 2014 compared to $97.0 million and a foreign effective tax rate of approximately 0.6% in our fiscal year 2013. The foreign jurisdictions with lower tax rates as compared to the United States federal statutory rate that had the most significant impact on our provision for foreign income taxes in the fiscal years presented include the United Kingdom, Barbados and Puerto Rico. See the notes to consolidated financial statements for additional information.
Share Repurchases
In December 2011, our Board of Directors authorized a share repurchase program and subsequently amended the total repurchase authorization to $500.0 million. The program has no expiration date and may be discontinued at any time. During fiscal 2014, we repurchased 572 thousand shares of our common stock for $75.8 million at an average purchase price of $132.49 per share. During fiscal 2013, we repurchased 1.4 million shares of our common stock for $167.3 million at an average purchase price of $117.78 per share. At October 31, 2014, we had remaining authorization to repurchase about $185.7 million of our common stock. See the notes to consolidated financial statements for additional information.
Share-Based Compensation Plans

We grant various share-based compensation awards, including stock options, performance shares, restricted stock and restricted stock units. The share-based compensation and related income tax benefit recognized in the consolidated financial statements in fiscal 2014 was $38.7 million and $11.7 million, respectively, compared to $30.4 million and $8.8 million, respectively, in fiscal 2013. As of October 31, 2014, there was $54.0 million of total unrecognized share-based compensation cost related to non-vested awards: $4.9 million for stock options; $40.9 million for restricted stock units; and $8.2 million for performance shares. The unrecognized compensation is expected to be recognized over weighted average remaining vesting periods of 3.0 years for nonvested stock options, 3.4 years for restricted stock units and 1.6 years for performance shares. Cash received from options exercised under all share-based compensation arrangements for fiscal 2014, 2013 and 2012 was $8.6 million, $19.3 million and $55.1 million, respectively.

We estimate the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. The use of different assumptions could lead to a different estimate of fair value. The expected life of the stock option is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. If our assumption for the expected life increased by one year, the fair value of an individual option granted in fiscal 2014 would have increased by approximately $3.50. To determine the stock price volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. If our assumption for stock price volatility increased by one percentage point, the fair value of an individual option granted in fiscal 2014 would have increased by less than $1.

We estimate stock option forfeitures based on historical data for each employee grouping and adjust the rate of expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We grant performance units that provide for the issuance of common stock to certain executive officers and other key employees if the Company achieves specified long-term performance goals over a three-year period. We estimate the fair value of each award on the date of grant based on the current market price of our common stock. The total amount of compensation expense recognized reflects our initial assumptions of the achievement of the performance goals and the estimated forfeiture rates. We review our assessment of the probability of the achievement of the performance goals each fiscal quarter. If the goals are not achieved or it is determined that achievement of the goals is not probable, previously recognized compensation expense is adjusted to reflect the expected achievement. If we determine that achievement of the goals will exceed the original assessment, additional compensation expense is recognized.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
2014 Highlights

•	Operating cash flow $454.8 million up from $415.9 million in fiscal 2013

•	Expenditures for purchases of property, plant and equipment $238.1 million up from $178.1 million in fiscal 2013

•	Cash payments for acquisitions, primarily Sauflon, totaled $1.1 billion compared to $13.3 million in fiscal 2013

•	Total debt increased to $1.4 billion at the end of fiscal 2014 from $344.7 million at the end of fiscal 2013
Comparative Statistics

Years Ended October 31, ($ in millions)	2014	2013
Cash and cash equivalents	$25.2	$77.4
Total assets	$4,458.3	$3,137.3
Working capital	$349.4	$426.0
Total debt	$1,382.4	$344.7
Stockholders’ equity	$2,588.4	$2,423.5
Ratio of debt to equity	0.53:1	0.14:1
Debt as a percentage of total capitalization	35%	12%
Working Capital
Working capital in fiscal 2014 includes $55.1 million of loan notes issued related to the acquisition of Sauflon. Excluding these loan notes that are reported in short-term debt, the decrease in working capital at the end of fiscal 2014 from the end of fiscal 2013 was primarily due to the decrease in cash and increases in accounts payable and short term debt. This decrease was partially offset by increases in accounts receivable and inventories.
The $42.6 million increase in inventory was primarily related to $38.3 million of inventory at Sauflon, acquired in August 2014, and the increased production of single-use lenses including MyDay, our single-use silicone hydrogel contact lens. At October 31, 2014, our inventory months on hand (MOH) were 6.6, after adjusting for product rationalization costs related to the acquisition of Sauflon, representing a decrease from 6.9 at October 31, 2013. Our unadjusted inventory MOH at October 31, 2014 were 6.1. The $46.7 million increase in trade accounts receivable was primarily related to Sauflon's $38.4 million accounts receivable balance at October 31, 2014, and timing of collections. Our days sales outstanding (DSO) remained at 53 days at October 31, 2013, the same as at October 31, 2013.
We have reviewed our needs in the United States for possible repatriation of undistributed earnings or cash of our foreign subsidiaries. We presently intend to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.
Operating Cash Flow
Cash flow provided by operating activities in fiscal 2014 continued to be our major source of liquidity, at $454.8 million compared to $415.9 million in fiscal 2013 and $315.1 million in fiscal 2012. Fiscal 2014 results include $271.8 million of net income and non-cash items primarily made up of $138.2 million related to depreciation and amortization, $36.5 million of expense and $19.3 million of excess tax benefits both

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

related to share-based compensation, $20.3 million related to gain in currency translation and $8.0 million related to impairment of property, plant and equipment. Results also include changes in operating assets and liabilities, which primarily reflect the increases in accounts receivable, inventories and other assets of $8.7 million, the increases in accounts payable and other liabilities of $41.1 million, and the increase of $2.1 million relating to taxes. The $38.9 million increase in cash flow provided by operations in fiscal 2014 as compared to fiscal 2013 is primarily due to favorable changes in working capital.
For fiscal 2014, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $4.1 million for interest.
For fiscal 2013, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products and the $14.1 million for insurance proceeds received. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $5.4 million for interest.
Investing Cash Flow
Cash used in investing activities of $1,346.4 million in fiscal 2014 was for payments of $1,109.7 million related to acquisitions, primarily the acquisition of Sauflon, and capital expenditures of $238.1 million, primarily to increase manufacturing capacity, partially offset by the $1.4 million insurance recovery related to facility repairs. We forecast increasing demand for our existing and future single-use products. To meet this anticipated demand, in fiscal 2015 we plan to continue the implementation of capital projects to invest in increased single-use manufacturing capacity.
Cash used in investing activities of $189.9 million in fiscal 2013 was for capital expenditures of $178.1 million, primarily to increase manufacturing capacity, and payments of $13.3 million related to acquisitions, partially offset by the $1.3 million insurance recovery related to facility repairs.
Financing Cash Flow
The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as share repurchases and share-based compensation awards. Cash provided by financing activities of $842.2 million in fiscal 2014 was driven by $887.9 million from net borrowings of debt, $19.3 million in excess tax benefits from share-based compensation awards, $12.2 million of proceeds from a construction allowance and $8.6 million of proceeds from exercise of share-based compensation awards. Cash provided by financing activities was partially offset by $75.8 million in payments for share repurchases under our share repurchase plan, a $3.8 million payment for contingent consideration, $2.9 million for dividends, $2.4 million of distributions to noncontrolling interests, and $0.9 million of debt acquisition costs associated with obtaining the new term loan.
In fiscal 2013, the changes in cash flows from financing activities primarily related to borrowings and payments of debt as well as share repurchases and share-based compensation awards. Cash used in financing activities of $161.6 million in fiscal 2013 was driven by $25.8 million for net repayments of debt, $167.3 million in payments for share repurchases under our share repurchase plan, $5.2 million to purchase Origio shares and other distributions to noncontrolling interests, a $3.6 million payment for contingent consideration and $2.9 million for dividends. Cash used in financing activities was partially offset by $37.4 million from the exercise of share-based compensation awards and $5.9 million from a construction allowance.
At October 31, 2014, we had $25.2 million in cash, primarily outside the United States, and $720.3 million available under our existing revolving Credit Agreement. The $700.0 million term loan entered into on August 4, 2014, and the $300.0 million term loan entered into on September 12, 2013, remain outstanding as of October 31, 2014. We are in compliance with our financial covenants including the Interest Coverage

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ratio at 70.49 to 1.00 and the Total Leverage Ratio at 2.45 to 1.00. As defined, in both the Credit Agreement and term loans, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement to be at least 3.00 to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to be no higher than 3.75 to 1.00.

OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2014, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	Total	2015	2016 & 2017	2018 & 2019	2020 & Beyond
Contractual obligations:
Long-term debt	$1,280.8	$—	$980.1	$300.4	$0.3
Interest payments	36.9	12.7	22.1	2.1	—
Operating leases	157.1	25.3	39.8	31.3	60.7
Contingent consideration	3.0	0.5	1.0	1.0	0.5
Total contractual obligations	1,477.8	38.5	1,043.0	334.8	61.5
Commercial commitments:
Stand-by letters of credit	2.9	2.9	—	—	—
Total	$1,480.7	$41.4	$1,043.0	$334.8	$61.5

The expected future benefit payments for pension plans through 2024 are disclosed in Note 10. Employee Benefits.

We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, about $35.5 million of our long-term income taxes payable have been excluded from the table above. However, other long-term liabilities, included in our consolidated balance sheet, include these uncertain tax positions. See Note 6 for additional information.

Inflation and Changing Prices

Inflation has had no appreciable effect on our operations in the last three fiscal years.

Accounting Pronouncements Issued and Not Yet Adopted

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. When a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available, or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We do not anticipate the adoption of these amendments, which are effective for the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company for the fiscal year beginning on November 1, 2014, will have a material impact on our consolidated results of operations, financial condition or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year beginning on November 1, 2017.

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

•
Revenue recognition - We recognize product net sales, net of discounts, returns and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller's price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs when title and risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. The Company records taxes collected from customers on a net basis, as these taxes are not included in net sales.

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

•
Valuation of goodwill - We account for goodwill and evaluate our goodwill balances and test them for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist in accordance with related accounting standards. We performed our annual impairment test in our fiscal third quarter of 2014, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2013 and concluded that we had no impairment of goodwill in that year.

In fiscal 2014 and 2013, we performed qualitative assessments to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.

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

•
Business combinations - We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. We recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair values as defined by accounting standards related to fair value measurements. As of the acquisition date, goodwill is measured as the excess of consideration given, generally measured at fair value, and the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are expensed as incurred.

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

•
Share-Based Compensation - We grant various share-based compensation awards, including stock options, performance unit shares, restricted stock and restricted stock units. Under fair value recognition provisions, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper's stock price volatility, employee exercise behaviors and related employee forfeiture rates.

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

If factors change and we employ different assumptions in the application of the fair value recognition provisions, the compensation expense that it records in future periods may differ significantly from what it has recorded in the current period.

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

We operate multiple foreign subsidiaries that manufacture and market our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. We are exposed to risks caused by changes in foreign exchange, primarily to the British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar. Our policy is to minimize, to the extent reasonable and practical, transaction, remeasurement and specified economic exposures with derivatives instruments. Although we may enter into foreign exchange agreements with financial institutions to reduce our nonfunctional currency exposure, these hedging transactions do not eliminate that risk entirely. A hypothetical 5% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would not have a material adverse impact on our financial condition or results of operations. For additional information, see Item 1A. Risk Factors and Note 1 to the consolidated financial statements.

We are also exposed to risks associated with changes in interest rates, as the interest rate on our senior unsecured syndicated credit facilities, including the revolving Credit Agreement and term loans, may vary with the London Interbank Offered Rate (LIBOR). We have decreased this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods through December 2014.
On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement that will mature on August 4, 2017. There is no amortization of the principal, and we may prepay the loan balances from time to time, in whole or in part, with premium or penalty. At October 31, 2014, $700.0 million remained outstanding on this term loan.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. At October 31, 2014, $300.0 million remained outstanding on this term loan.

On May 31, 2012, we entered into an amendment to our Credit Agreement, originally entered into on January 12, 2011. The aggregate revolving commitment was increased to $1.0 billion from $750.0 million. This facility offers additional availability, lower interest rates and extends the maturity date to May 31, 2017, from January 12, 2016. In addition, we have the ability to increase the facility by up to an additional $500.0 million. KeyBank led the refinancing with certain banks that participated in the Credit Agreement retaining or increasing their participation. At October 31, 2014, we had $720.3 million available under the revolving Credit Agreement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

October 31, (In millions)	2014	2013
Short-term debt	$101.5	$43.0
Long-term debt	1,280.8	301.7
Total	$1,382.3	$344.7
At October 31, 2014, the scheduled maturities of our fixed and variable rate long-term debt obligations, their weighted average interest rates and their estimated fair values were as follows:

Expected Maturity Date Fiscal Year ($ in millions)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	$0.4	$0.3	$0.3	$—	$0.3	$1.3	$1.3
Average interest rate	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%
Variable interest rate	$—	$—	$979.5	$300.0	$—	$—	$1,279.5	$1,279.5
Average interest rate	1.0%	1.0%	1.0%	1.0%	—	—

As the table incorporates only those exposures that existed as of October 31, 2014, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As of October 31, 2014, we had one interest rate swap outstanding that is designed to fix the variable borrowing costs related to $40.0 million of the outstanding balance on our credit agreements. If interest rates were to increase or decrease by 1% or 100 basis points, annual interest expense would increase or decrease by about $12.8 million. For further information about our debt, see Item 1A. Risk Factors and Note 1 and Note 5 to the consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Cooper Companies, Inc.:
We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited the Company’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on these consolidated financial statements, financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

The Company acquired Sauflon Pharmaceuticals Limited on August 6, 2014, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014, Sauflon Pharmaceuticals Limited’s internal control over financial reporting which represented 3% and 30%, respectively, of total net sales and total assets of the related consolidated financial statement amounts of the Company as of and for the year ended October 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Sauflon Pharmaceuticals Limited.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

San Francisco, California
December 19, 2014

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In thousands, except per share amounts)	2014	2013	2012
Net sales	$1,717,776	$1,587,725	$1,445,136
Cost of sales	626,206	560,917	521,126
Gross profit	1,091,570	1,026,808	924,010
Selling, general and administrative expense	683,115	610,735	564,903
Research and development expense	66,259	58,827	51,730
Amortization of intangibles	35,710	30,239	23,979
Loss on divestiture of Aime	—	21,062	—
Operating income	306,486	305,945	283,398
Interest expense	7,965	9,168	11,771
Gain on insurance proceeds	—	14,084	5,000
Loss on extinguishment of debt	—	—	1,404
Other expense (income), net	1,987	(1,410)	(229)
Income before income taxes	296,534	312,271	275,452
Provision for income taxes	24,705	15,365	26,808
Net income	271,829	296,906	248,644
Income attributable to noncontrolling interests	1,973	755	305
Net income attributable to Cooper stockholders	$269,856	$296,151	$248,339
Earnings per share attributable to Cooper stockholders - basic	$5.61	$6.09	$5.18
Earnings per share attributable to Cooper stockholders - diluted	$5.51	$5.96	$5.05
Number of shares used to compute earnings per share attributable to Cooper stockholders:
Basic	48,061	48,615	47,913
Diluted	48,960	49,685	49,152
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended October 31, (In thousands)	2014	2013	2012
Net income	$271,829	$296,906	$248,644
Other comprehensive (loss) income:
Foreign currency translation adjustment	(87,763)	2,607	(4,658)
Change in value of derivative instruments, net of tax provision of $630, $857 and $289, respectively	986	1,341	452
Change in minimum pension liability, net of tax (benefit) provision of $(2,348), $7,399 and $(5,764), respectively	(3,643)	11,601	(8,986)
Unrealized gain on marketable securities, net of tax provision of $20 in fiscal 2012	—	—	41
Reclassification of realized gain on marketable securities to net income, net of tax of $27 in fiscal 2013	—	(50)	—
Other comprehensive (loss) income	(90,420)	15,499	(13,151)
Comprehensive income	181,409	312,405	235,493
Comprehensive (income) loss attributable to noncontrolling interests	(733)	717	(285)
Comprehensive income attributable to Cooper stockholders	$180,676	$313,122	$235,208
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

October 31, (In thousands)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$25,222	$77,393
Trade accounts receivable, net of allowance for doubtful accounts of $6,025 at October 31, 2014 and $5,261 at October 31, 2013	276,280	229,537
Inventories	381,474	338,917
Deferred tax assets	40,224	41,179
Prepaid expense and other current assets	68,417	60,215
Total current assets	791,617	747,241
Property, plant and equipment, at cost	1,525,917	1,240,576
Less: accumulated depreciation and amortization	588,592	500,709
	937,325	739,867
Goodwill	2,220,921	1,387,611
Other intangibles, net	453,605	198,769
Deferred tax assets	15,732	16,279
Other assets	39,140	47,494
	$4,458,340	$3,137,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$101,518	$42,987
Accounts payable	116,353	108,172
Employee compensation and benefits	67,904	63,414
Accrued income taxes	4,034	2,518
Other current liabilities	152,373	104,162
Total current liabilities	442,182	321,253
Long-term debt	1,280,833	301,670
Deferred tax liabilities	69,525	24,883
Accrued pension liability and other	77,360	65,961
Total liabilities	1,869,900	713,767
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 50,983 at October 31, 2014 and 50,335 at October 31, 2013	5,099	5,034
Additional paid-in capital	1,386,800	1,329,329
Accumulated other comprehensive loss	(106,182)	(15,762)
Retained earnings	1,578,823	1,311,851
Treasury stock at cost: 2,840 shares at October 31, 2014 and 2,340 shares at October 31, 2013	(294,662)	(225,917)
Total Cooper stockholders' equity	2,569,878	2,404,535
Noncontrolling interests	18,562	18,959
Stockholders’ equity	2,588,440	2,423,494
	$4,458,340	$3,137,261
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at October 31, 2011	47,846	$4,785	169	$17	$1,180,250	$(18,110)	$773,136	$(2,590)	$—	$1,937,488
Net income attributable to Cooper stockholders	—	—	—	—	—	—	248,339	—	—	248,339
Other comprehensive loss, net of tax	—	—	—	—	—	(13,151)	—	—	—	(13,151)
Issuance of common stock for stock plans	1,578	157	(146)	(14)	45,923	—	—	8,987	—	55,053
Treasury stock repurchase	(984)	(98)	984	98	—	—	—	(71,150)	—	(71,150)
Tax benefit from exercise of stock options	—	—	—	—	17,566	—	—	—	—	17,566
Dividends on common stock	—	—	—	—	—	—	(2,857)	—	—	(2,857)
Share-based compensation expense	—	—	—	—	21,540	—	—	—	—	21,540
Noncontrolling interests	—	—	—	—	(77)	—	—	—	20,407	20,330
Balance at October 31, 2012	48,440	$4,844	1,007	$101	$1,265,202	$(31,261)	$1,018,618	$(64,753)	$20,407	$2,213,158
Net income attributable to Cooper stockholders	—	—	—	—	—	—	296,151	—	—	296,151
Other comprehensive income, net of tax	—	—	—	—	—	15,499	—	—	—	15,499
Issuance of common stock for stock plans	976	98	(88)	(9)	13,028	—	—	6,170	—	19,287
Treasury stock repurchase	(1,421)	(142)	1,421	142	—	—	—	(167,334)	—	(167,334)
Tax benefit from exercise of stock options	—	—	—	—	21,799	—	—	—	—	21,799
Dividends on common stock	—	—	—	—	—	—	(2,918)	—	—	(2,918)
Share-based compensation expense	—	—	—	—	28,538	—	—	—	—	28,538
Purchase of shares from noncontrolling interests	—	—	—	—	762	—	—	—	(1,062)	(300)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,141)	(1,141)
Noncontrolling interests	—	—	—	—	—	—	—	—	755	755
Balance at October 31, 2013	47,995	$4,800	2,340	$234	$1,329,329	$(15,762)	$1,311,851	$(225,917)	$18,959	$2,423,494
Net income attributable to Cooper stockholders	—	—	—	—	—	—	269,856	—	—	269,856
Other comprehensive loss, net of tax	—	—	—	—	—	(90,420)	—	—	—	(90,420)
Issuance of common stock for stock plans	720	72	(72)	(7)	1,487	—	—	7,033	—	8,585
Treasury stock repurchase	(572)	(57)	572	57	—	—	—	(75,778)	—	(75,778)
Tax benefit from exercise of stock options	—	—	—	—	19,469	—	—	—	—	19,469
Dividends on common stock	—	—	—	—	—	—	(2,884)	—	—	(2,884)
Share-based compensation expense	—	—	—	—	36,515	—	—	—	—	36,515
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,370)	(2,370)
Noncontrolling interests	—	—	—	—	—	—	—	—	1,973	1,973
Balance at October 31, 2014	48,143	$4,815	2,840	$284	$1,386,800	$(106,182)	$1,578,823	$(294,662)	$18,562	$2,588,440

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended October 31, (In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$271,829	$296,906	$248,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	138,201	125,349	111,214
Accrued litigation settlements	—	—	1,724
Share-based compensation expense	36,515	28,538	21,540
Loss on divestiture of Aime	—	21,062	—
Loss on disposal of property, plant and equipment	9,814	6,711	4,265
Loss on extinguishment of debt and other	—	—	867
Deferred income taxes	(16,005)	(17,188)	(6,806)
Excess tax benefit from share-based compensation awards	(19,300)	(18,081)	(10,760)
Provision for doubtful accounts	764	890	(456)
Change in assets and liabilities:
Accounts receivable	(5,167)	55	(4,956)
Inventories	(7,582)	(22,574)	(58,094)
Other assets	(13,468)	(22,870)	(7,924)
Accounts payable	1,288	(6,294)	13,575
Accrued liabilities	34,017	(983)	(12,258)
Accrued income taxes	18,098	27,717	9,506
Other long-term liabilities	5,819	(3,313)	5,040
Cash provided by operating activities	454,823	415,925	315,121
Cash flows from investing activities:
Purchases of property, plant and equipment	(238,065)	(178,127)	(99,779)
Acquisitions of businesses, net of cash acquired, and other	(1,109,702)	(13,045)	(145,319)
Insurance proceeds received	1,359	1,254	6,624
Cash used in investing activities	(1,346,408)	(189,918)	(238,474)
Cash flows from financing activities:
Proceeds from long-term debt	2,561,700	1,767,000	1,262,469
Repayments of long-term debt	(1,666,441)	(1,813,663)	(1,254,267)
Net (repayments of) proceeds from short-term debt	(7,331)	21,036	(63,631)
Repurchase of common stock	(75,778)	(167,334)	(71,150)
Proceeds from issuance of common stock for employee stock plans	8,585	19,287	55,053
Excess tax benefit from share-based compensation awards	19,300	18,081	10,760
Purchase of Origio shares from noncontrolling interests	—	(4,199)	(2,158)
Dividends on common stock	(2,884)	(2,918)	(2,857)
Debt issuance costs	(925)	(210)	(1,323)
Distributions to noncontrolling interests	(2,438)	(1,007)	—
Payment of contingent consideration	(3,819)	(3,600)	(1,339)
Proceeds from construction allowance	12,196	5,930	—
Cash provided by (used) in financing activities	842,165	(161,597)	(68,443)
Effect of exchange rate changes on cash and cash equivalents	(2,751)	143	(539)
Net (decrease) increase in cash and cash equivalents	(52,171)	64,553	7,665
Cash and cash equivalents at beginning of year	77,393	12,840	5,175
Cash and cash equivalents at end of year	$25,222	$77,393	$12,840
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$4,149	$5,428	$10,559
Income taxes	$15,918	$13,971	$15,781
Litigation settlement charges	$—	$—	$10,000

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

Year Ended October 31, (In thousands)	2014
On August 6, 2014, The Cooper Companies, Inc. acquired all of the issued share capital of Sauflon Pharmaceuticals Limited for total consideration of approximately $1.13 billion. Liabilities were assumed as follows:

Supplemental disclosures of non-cash investing activities:
Fair value of assets acquired	$1,305,828
Less:
Cash paid, net of cash acquired	(1,063,077)
Loan notes issued	(57,954)
Liabilities assumed	$184,797

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

•
Revenue recognition - We recognize product net sales, net of discounts, returns and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller's price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs when title and risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. The Company records taxes collected from customers on a net basis, as these taxes are not included in net sales.

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

•
Valuation of goodwill - We account for goodwill and evaluate our goodwill balances and test them for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist in accordance with related accounting standards. We performed our annual impairment test in our fiscal third quarter of 2014, and our analysis

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2013 and concluded that we had no impairment of goodwill in that year.
In fiscal 2014 and 2013, we performed qualitative assessments to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.
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

•
Business combinations - We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. We recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair values as defined by accounting standards related to fair value measurements. As of the acquisition date, goodwill is measured as the excess of consideration given, generally measured at fair value, and the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are expensed as incurred.

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

•
Share-Based Compensation - We grant various share-based compensation awards, including stock options, performance unit shares, restricted stock and restricted stock units. Under fair value recognition provisions, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper's stock price volatility, employee exercise behaviors and related employee forfeiture rates.

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
If factors change and we employ different assumptions in the application of the fair value recognition provisions, the compensation expense that it records in future periods may differ significantly from what it has recorded in the current period.
Accounting Pronouncements Issued and Not Yet Adopted

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. When a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available, or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We do not anticipate the adoption of these amendments, which are effective for the Company for the fiscal year beginning on November 1, 2014, will have a material impact on our consolidated results of operations, financial condition or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

initially applying the update recognized at the date of the initial application along with additional disclosures. We are currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year beginning on November 1, 2017.

Consolidation

The financial statements in this report include the accounts of all of Cooper's consolidated entities. All significant intercompany transactions and balances are eliminated in consolidation.

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into United States dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from the translation of financial statements in foreign currencies into United States dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location's functional currency in net income for each period. We recorded in other expense and income a net foreign exchange loss of $2.9 million for fiscal 2014, a net foreign exchange gain of $0.1 million for fiscal 2013 and a net foreign exchange loss of $1.5 million for fiscal 2012.

Divested Operation
Aime Divestiture - In our prior fiscal year, on October 31, 2013, we completed a transaction to sell Aime, our rigid gas-permeable contact lens and solutions business in Japan, to Nippon Contact Lens Inc. The business was originally obtained as part of the December 1, 2010 acquisition which included obtaining the rights to market Biofinity in Japan. The divestiture was consistent with CooperVision’s strategy to focus on its core soft contact lens business.
The Aime divestiture was originally announced on May 31, 2013 and met the criteria for classification as held for sale during the fiscal fourth quarter of 2013. During the fourth quarter of 2013, we completed several conditions to closing and facilitated the transfer of manufacturing technology. We recorded a pre-tax loss of approximately $21.1 million in our Consolidated Statement of Income for fiscal 2013. Results from operations of Aime are included in our Consolidated Statements of Income for fiscal 2013 and 2012 and we have not segregated the results of operations or net assets of Aime on our financial statements for any period presented. The disposition of the assets and liabilities of Aime did not qualify for classification as discontinued operations as CooperVision shall maintain continuing involvement through a distribution arrangement with Aime for a minimum of three years. The financial statement impact of the Aime product line was not material for any of the fiscal years presented.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

We are also exposed to risks associated with changes in interest rates, as the interest rate on our credit agreements vary. To mitigate this risk, we may hedge portions of our variable rate debt by swapping those portions to fixed rates. We only enter into derivative financial instruments with institutions with which we have an International Swap Dealers Association (ISDA) agreement in place. When applicable, we record interest rate derivatives as net on our Consolidated Balance Sheet, in accordance with derivative accounting. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. For the years ending October 31, 2014 and 2013, all of our interest rate derivatives were in a liability position and, therefore, were not set-off in the Consolidated Balance Sheet. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution basis only. On an ongoing basis, we monitor counterparty credit ratings. We consider our credit non-performance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

On March 10, 2011, we entered into five floating-to-fixed interest rate swaps to fix the floating rate debt under our revolving Credit Agreement or any future credit facility whose variable debt is tied to the London Interbank Offered Rate (LIBOR). These interest rate swaps with notional values totaling $200.0 million, served to fix the floating rate debt for remaining terms between 2 and 14 months with fixed rates between 1.27% and 1.78%. We qualified and designated these swaps as cash flow hedges and recorded the offset of the cumulative fair market value (net of tax effect) to accumulated other comprehensive income in our Consolidated Balance Sheet.

Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed at a minimum each fiscal quarter using the hypothetical derivative method. The one outstanding swap has been and is expected to remain highly effective for the life of the swap. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. The $0.1 million fair value of the outstanding swap is recorded in our Consolidated Balance Sheet and additional liabilities of $0.1 million and $0.3 million as of October 31, 2014 and 2013, respectively, were recorded and attributable to accrued interest. We expect to reclassify the remaining $0.1 million from other comprehensive income to interest expense in our Consolidated Statements of Income over the next 12 months.

Litigation

We are subject to various legal proceedings, claims, litigation, investigations and contingencies arising out of the ordinary course of business. If we believe the likelihood of an adverse legal outcome is probable and the amount is estimable, we accrue a liability in accordance with accounting guidance for contingencies. We consult with legal counsel on matters related to litigation and seek input both within and outside the Company.

Insurance Proceeds
On October 28, 2011, a manufacturing building in the United Kingdom experienced an incident in which a pipe broke in our fire suppression system, causing water and fire retardant foam damage to the facility. While this incident did not substantially impact our existing customers, the repairs to the facility and resultant decrease in manufacturing capacity impacted the timing of marketing initiatives to generate additional sales. In January 2013, we resolved our business interruption claim with our insurer for a total of $19.1 million. We received payments

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

of $5.0 million in our fiscal fourth quarter of 2012. In our fiscal first quarter of 2013, we recorded the remaining $14.1 million in our Consolidated Statement of Income of which we received payment of $2.9 million during the fiscal first quarter of 2013 and the remaining $11.2 million in the fiscal second quarter of 2013.
Long-lived Assets

We review long-lived assets held and used, intangible assets with finite useful lives and assets held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. If management has committed to a plan to dispose of long-lived assets, the assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.

CooperVision provides optometric practices with in-office lenses used in marketing programs to facilitate efficient and convenient fitting of contact lenses by practitioners. Such lens fitting sets generally consist of a physical binder or rack to store contact lenses and an array of lenses. We record the costs associated with the original fitting set to other long-term assets on our Consolidated Balance Sheet. We amortize such costs over their estimated useful lives to selling, general and administrative expense on our Consolidated Statements of Income. We also expense the cost for lenses provided to practitioners as replenishment for fitting sets in the period shipped to selling, general and administrative expense on our Consolidated Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents include short-term income producing investments with maturity dates of three months or less. These investments are readily convertible to cash and are carried at cost, which approximates market value.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Inventories

October 31, (In thousands)	2014	2013
Raw materials	$76,870	$79,331
Work-in-process	14,344	10,515
Finished goods	290,260	249,071
	$381,474	$338,917
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis. See Note 2 for additional information on the increase in finished goods inventory related to the acquisition of Sauflon.

Property, Plant and Equipment

October 31, (In thousands)	2014	2013
Land and improvements	$20,552	$16,282
Buildings and improvements	205,490	184,616
Machinery and equipment	980,755	831,356
Construction in progress	319,120	208,322
Less: Accumulated depreciation	588,592	500,709
	$937,325	$739,867

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

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. We had capitalized interest included in construction in progress of $5.6 million and $3.1 million for the years ended October 31, 2014 and 2013, respectively.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Treasury Stock

We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. At October 31, 2014 and 2013, the number of shares in treasury was 2,840,279 and 2,339,740, respectively. A total of 571,939 shares were purchased during the year ended October 31, 2014, and 1,420,728 shares were purchased during the year ended October 31, 2013. See Note 8 for additional information on the share repurchase program.

Note 2. Acquisitions
Sauflon Acquisition

On August 6, 2014, the acquisition date, we completed the acquisition of the entire issued share capital of Sauflon Pharmaceuticals Limited (Sauflon), a privately-owned European manufacturer and distributor of soft contact lenses and solutions, based in Twickenham, United Kingdom. The fair value of the consideration transferred for Sauflon was approximately $1,073.2 million in cash, $1,063.1 million net of cash acquired, and approximately $58.0 million in the form of loan notes issued by Cooper. The loan notes are denominated in British pounds and are classified as short-term debt.

The Sauflon acquisition is intended to accelerate the growth in sales of our single-use products by enabling a multi-tier, single-use strategy with a full suite of hydrogel and silicone hydrogel product offerings in the major product categories of sphere, toric and multifocal lenses. This acquisition is also intended to provide for enhanced relationships with key European retailers and opportunities for operational synergies.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. While the acquisition was completed on August 6, 2014, we accounted for the acquisition as of August 1, 2014, and have included the operating results of Sauflon in our CooperVision business segment from that date. The impact of Sauflon's results of operations for the period August 1, 2014 through August 5, 2014 on our CooperVision business segment results of operations was de minimis. Similarly, we have determined that any difference in the fair value of assets acquired and liabilities assumed with respect to Sauflon between August 1, 2014 and August 6, 2014 was de minimis.

The following table summarizes our consideration paid for Sauflon and the preliminary allocation of purchase price to assets acquired and liabilities assumed recognized on August 1, 2014. We repaid substantially all of the acquired debt concurrently with the acquisition with our available funds.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(In millions)	Useful Lives of Intangible Assets	Fair Value
Goodwill		$857.1

Trademarks	10 years	$7.2
Technology	10 years	138.2
Customer relationships	15 years	39.3
License and distribution rights and other	2 to 5 years	51.6
In-process research and development	N/A	43.1
Purchased intangible assets		$279.4

Cash and cash equivalents		$10.1
Property, plant and equipment		83.9
Inventories		36.2
Trade accounts receivable		42.3
Other current assets		6.9
Debt		(85.1)
Accounts payable		(23.6)
Long term deferred tax liabilities		(56.5)
Other creditors and current liabilities		(19.6)
Net tangible liabilities		$(5.4)

Total purchase consideration		$1,131.1

The amounts of revenue and net loss of Sauflon included in our Consolidated Statement of Income from August 1, 2014 to October 31, 2014, were $49.7 million and $2.0 million, respectively. We incurred $20.0 million of acquisition costs that were expensed as operating expenses in fiscal 2014.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition of Sauflon is ascribed to our CooperVision business segment and is not amortized. This goodwill includes the following:

▪	The expected synergies and other benefits that we believe will result from combining the operations of Sauflon with the operations of CooperVision;

▪	Any intangible assets that did not qualify for separate recognition, as well as future, yet unidentified projects and products; and

▪
The value of the going-concern element of Sauflon's existing businesses (the higher rate of return on the assembled collection of net assets versus if CooperVision had acquired all of the net assets separately).

Management determined fair values of the identifiable intangible assets through a combination of income approaches including relief from royalty, with-and-without, multi-period excess earnings and disaggregated methods. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell products as well as judgments on the discount rates used and other variables. We determined the forecasts based on a number of factors, including our best estimate of near-term net sales expectations and long-term projections, which include review of internal and independent market analyses. The discount rate used was representative of the weighted average cost of capital.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of assets acquired and liabilities assumed was based upon preliminary valuations, and our estimates and assumptions are subject to change as the valuations are finalized, within the measurement period not to exceed 12 months from the acquisition date. We are currently in the process of verifying data and finalizing information related to the Sauflon valuation and recording of inventory, liabilities, commitments and contingencies, including potential legal matters, income taxes and the corresponding effect on goodwill.

The unaudited pro forma financial results presented below for the fiscal years ended October 31, 2014 and 2013, include the effects of pro forma adjustments as if the acquisition occurred on November 1, 2012. The pro forma results were prepared using the acquisition method of accounting and combine the historical results of Cooper and Sauflon for the fiscal years ended October 31, 2014 and 2013, including the effects of the business combination, primarily amortization expense related to the fair value of identifiable intangible assets acquired, interest expense associated with the financing obtained by Cooper in connection with the acquisition, and the elimination of incurred acquisition-related costs.

The fiscal 2014 unaudited pro forma financial information is not adjusted to exclude $36.1 million of restructuring costs and costs incurred to integrate the operations of Cooper with Sauflon. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

Years Ended October 31, (In millions, except per share amounts, pro forma, unaudited)	2014	2013
Revenue	$1,858.2	$1,746.3
Net income attributable to Cooper stockholders	$276.0	$284.9
Diluted earnings per share	$5.64	$5.73

The pro forma results for fiscal 2014 were adjusted to include pre-tax amortization of intangible assets totaling $22.2 million, and an additional $6.4 million of interest expense. The pro forma results were adjusted to exclude pre-tax acquisition-related costs totaling $20.4 million.
The pro forma results for fiscal 2013 were adjusted to include pre-tax amortization of intangible assets totaling $29.7 million and an additional $9.3 million of interest expense.
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
The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. During the fiscal second quarter of 2013, we received the remaining information necessary to complete the fair value measurements of assets acquired and liabilities assumed for fixed assets, income taxes and commitments and contingencies resulting in a net increase to

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

goodwill of $12.4 million. While we closed the acquisition of shares on July 11, 2012, we accounted for the acquisition as of July 1, 2012, and included the operating results of Origio in our CooperSurgical business segment from that date. The impact of Origio's results of operations for the period July 1, 2012 through July 10, 2012 on our CooperSurgical business segment results of operations was de minimis. Similarly, we have determined that any difference in the fair value of assets acquired and liabilities assumed with respect to Origio between July 1, 2012 and July 11, 2012 was de minimis.
We allocated the fair value of the purchase price as follows: $8.5 million for working capital, including $3.8 million of cash, $22.4 million for property, plant and equipment, $1.9 million for net other liabilities, $25.6 million for net deferred tax liabilities, $22.1 million for noncontrolling interests and $45.4 million of debt. We repaid substantially all of the acquired debt concurrent with the acquisition with available funds. Additionally, the allocation of the purchase price includes amortizable intangible assets of $107.7 million and goodwill of $103.7 million. The intangible assets include $82.1 million for customer relationships with an estimated useful life of 15 years; $17.4 million for technology with an estimated useful life of 10 years; and $8.2 million for trade names with estimated useful lives of 17 years. We incurred $4.9 million of acquisition costs that were expensed in operations in fiscal 2012.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3. Restructuring and Integration Costs

2014 Sauflon Integration Plan
During the fiscal fourth quarter of 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. These activities include workforce reductions, consolidation of duplicative facilities and product rationalization. We expect these activities to be completed by our fiscal first quarter of 2016.

In fiscal 2014, we recorded restructuring charges of $20.3 million for employee termination costs; $15.3 million for product rationalization, including inventory write-offs and production-related asset impairments, primarily related to our Avaira Toric contact lenses, based on our review of products, materials and manufacturing processes of Sauflon; and $0.5 million of lease termination costs for facility closures. In addition, CooperVision incurred $2.8 million of integration costs recorded in selling, general and administrative expense.

Of the employee termination costs, $19.7 million are recorded in selling, general and administrative expense and $0.6 million in research and development expense. The product rationalization costs are recorded in cost of sales. The lease termination costs and other related costs are recorded in selling, general and administrative expense.

The following table summarizes the restructuring activities by major component for the year ended October 31, 2014:

(In millions)	Employee-related	Facilities-related	Product Rationalization (a)	Total
Additions during fiscal 2014	$20.3	$0.5	$15.3	$36.1
Payments during the year	(0.4)	—	—	(0.4)
Non-cash adjustments	—	—	(15.3)	(15.3)
Balance as of October 31, 2014	$19.9	$0.5	$—	$20.4
(a) Non-cash adjustments for product rationalization were recorded as asset impairments and inventory write-offs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4. Intangible Assets
Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2012	$1,044,054	$326,193	$1,370,247
Net additions during the year ended October 31, 2013	3,363	11,017	14,380
Translation	1,061	1,923	2,984
Balance as of October 31, 2013	$1,048,478	$339,133	$1,387,611
Net additions during the year ended October 31, 2014	857,146	25,543	882,689
Translation	(44,063)	(5,316)	(49,379)
Balance as of October 31, 2014	$1,861,561	$359,360	$2,220,921

Of the October 31, 2014 goodwill balance, $76.1 million for CooperSurgical and $17.8 million for CooperVision is expected to be deductible for tax purposes.
Other Intangible Assets

	As of October 31, 2014		As of October 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation	Weighted Average Amortization Period
					(In years)
Trademarks	$21,281	$2,937	$12,481	$2,337	14
Technology	326,620	93,780	133,842	84,371	11
Customer relationships	233,246	90,704	199,379	75,700	14
License and distribution rights and other	73,479	13,600	24,947	9,472	8
	654,626	$201,021	370,649	$171,880	12
Less accumulated amortization and translation	201,021		171,880
Other intangible assets, net	$453,605		$198,769
Included in Technology for fiscal 2014 is $43.1 million of acquired in-process research and development from Sauflon that is not amortized. See Note 2 for additional information on acquired intangible assets from Sauflon.
We estimate that amortization expense for our existing other intangible assets will be $52.2 million in fiscal 2015, $49.8 million in fiscal 2016, $46.4 million in fiscal 2017, $44.4 million in fiscal 2018 and $41.6 million in fiscal 2019.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5. Debt

October 31, (In thousands)	2014	2013
Short-term:
Loan notes issued for Sauflon acquisition	$55,074	$—
Overdraft and other credit facilities	46,444	42,987
	$101,518	$42,987

Long-term:
Credit Agreement	$279,500	$—
Term loans	1,000,000	300,000
Other	1,333	1,670
	$1,280,833	$301,670

Annual maturities of long-term debt as of October 31, 2014, are as follows:

Year (In millions)
2015	$—
2016	$0.3
2017	$979.8
2018	$300.4
2019	$—
Thereafter	$0.3
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
In connection with the Sauflon acquisition, on June 30, 2014, we entered into an amendment (Credit Agreement Amendment) to the Credit Agreement, dated as of January 12, 2011, as amended, by and among (i) the Company, (ii) CooperVision International Holding Company, LP, an indirect subsidiary of the Company, (iii) the lenders from time to time party thereto and (iv) Keybank National Association, as administrative agent. The Credit Agreement Amendment modifies certain provisions of the Credit Agreement to, among other things, amend certain restrictive covenants and related definitions to allow for certain indebtedness, investments, guaranty obligations, acquisitions, intercompany loans, capital distributions and dispositions of assets made or to be made in connection with the acquisition.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
At October 31, 2014, we were in compliance with the Interest Coverage Ratio at 70.49 to 1.00 and the Total Leverage Ratio at 2.45 to 1.00.
At October 31, 2014, we had $720.3 million available under the Credit Agreement.
In fiscal 2012, we recorded a $1.4 million loss for debt issuance costs as a result of amending the Credit Agreement. The remaining $6.0 million of existing debt issuance costs and the approximately $1.3 million of costs incurred to amend the Credit Agreement are carried in other assets and amortized to interest expense over the life of the Credit Agreement.

$300.0 million Term Loan on September 12, 2013

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement by and among the Company; the lenders party thereto and KeyBank National Association, as administrative agent. This syndicated credit facility will mature on September 12, 2018, and will be subject to amortization of principal of 5.0% per annum payable quarterly beginning October 31, 2016, with the balance payable at maturity.

Amounts outstanding under this term loan agreement will bear interest, at the Company's option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank's prime rate, (b) 0.5% in excess of the federal funds effective rate and (c) 1% in excess of the adjusted Eurodollar rate (currently referred to as LIBOR) for a one-month interest period on such day, or the adjusted Eurodollar rate, plus, in each case, an applicable margin. The applicable margins will be determined quarterly by reference to a grid based upon the Company's Total Leverage Ratio, as defined in the term loan agreement, and consistent with the revolving Credit Agreement discussed above.

This term loan agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the agreement, consistent with the revolving Credit Agreement discussed above. The agreement also contains customary events of default, the occurrence of which would permit the Administrative Agent to declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In connection with the Sauflon acquisition, on June 30, 2014, we entered into an amendment to this term loan agreement, dated as of September 12, 2013, by and among (i) the Company, (ii) the lenders from time to time party thereto and (iii) KeyBank National Association, as administrative agent. This term loan amendment modifies certain provisions of the term loan agreement to, among other things, amend certain restrictive covenants and related definitions to allow for certain indebtedness, investments, guaranty obligations, acquisitions, intercompany loans, capital distributions and dispositions of assets made or to be made in connection with the acquisition.

On August 4, 2014, we entered into Amendment No. 2 to this term loan agreement, dated as of September 12, 2013, as amended by Amendment No. 1 dated as of June 30, 2014, by and among the Company, the lenders party thereto and KeyBank National Association, as administrative agent. The term loan amendment modifies certain provisions of the term loan agreement to remove the call premium related to prepayments and/or refinancing of the term loan agreement, effective August 4, 2014.

At October 31, 2014, we had $300.0 million outstanding under this term loan.

$700.0 million Term Loan on August 4, 2014

On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and KeyBank National Association as administrative agent. This syndicated credit facility will mature and the balance is payable on August 4, 2017. There is no amortization of principal and we may prepay loan balances from time to time, in whole or in part, without premium or penalty.

Amounts outstanding under this term loan agreement will bear interest, at the Company’s option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank’s prime rate, (b) 0.5% in excess of the federal funds effective rate and (c) 1% in excess of the adjusted Eurodollar rate (currently referred to as LIBOR) for a one-month interest period on such day, or the adjusted Eurodollar rate, plus, in each case, an applicable margin. The applicable margins will be determined quarterly by reference to a grid based upon the Company’s Total Leverage Ratio, as defined in the term loan agreement and consistent with the revolving Credit Agreement discussed above.

This term loan agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the agreement, and consistent with the revolving Credit Agreement as discussed above. This term loan agreement also contains customary events of default, the occurrence of which would permit the Administrative Agent to declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable.

In August 2014, we utilized this facility to fund the acquisition of Sauflon, as well as to provide working capital and for general corporate purposes.

At October 31, 2014, we had $700.0 million outstanding under this term loan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

European Credit Facilities

We maintain European credit facilities in the form of continuing and unconditional guarantees. The aggregate facility limit was $37.6 million and $37.3 million at October 31, 2014 and 2013, respectively. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered under the guaranty. At October 31, 2014, $8.1 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 1.62%.

In addition to these European credit facilities, we also have available certain non-guaranteed Euro-denominated overdraft facilities. The aggregate facility limit was $0.8 million and $0.9 million at October 31, 2014 and 2013, respectively. At October 31, 2014, $0.5 million of this facility was utilized.

Asian Pacific Credit Facilities

We maintain Yen-denominated credit facilities in Japan supported by continuing and unconditional guarantees. The aggregate facility limit was $53.5 million and $73.9 million at October 31, 2014 and 2013, respectively. The Company will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the base rate or TIBOR plus a fixed spread. At October 31, 2014, $29.4 million of the combined facilities was utilized. The weighted average interest rate on the outstanding balances was 0.52%.

We maintain credit facilities for certain of our Asia Pacific subsidiaries. Each facility is supported by a continuing and unconditional guaranty. The aggregate facility limit was $11.9 million and $12.2 million at October 31, 2014 and 2013, respectively. The Company will pay all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under each guaranty. At October 31, 2014, $1.2 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 5.52%.

Letters of Credit

We maintain letters of credit throughout the world with various financial institutions that primarily serve as guarantee notes on certain debt obligations. The aggregate outstanding amount of letters of credit at October 31, 2014 was $2.9 million.

Note 6. Income Taxes

Cooper's effective tax rate (ETR) (provision for income taxes divided by pretax income) for fiscal year 2014 was 8.3% and fiscal year 2013 was 4.9%. The increase in the ETR in fiscal 2014 reflects the inclusion in the fiscal 2013 ETR of several discrete items causing a reduction in that year. These items related primarily to the statutory income tax rate reduction in the United Kingdom and the renewal of the R&D tax credit in the United States. The ETR is below the United States statutory rate as a majority of our income is earned in foreign jurisdictions with lower tax rates reflecting the shift in the geographic mix of income during recent periods with income earned in foreign jurisdictions increasing as compared to income earned in the United States. As a result, the ratio of domestic income to worldwide income has decreased over recent fiscal periods effectively lowering the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where the Company operates are significantly lower than the statutory rate in the United States.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of income from continuing operations before income taxes and extraordinary items and the income tax provision related to income from all operations in our Consolidated Statements of Income consist of:

Years Ended October 31, (In thousands)	2014	2013	2012
Income before income taxes:
United States	$32,554	$38,911	$40,650
Foreign	263,980	273,360	234,802
	$296,534	$312,271	$275,452
Income tax provision	$24,705	$15,365	$26,808

The income tax provision (benefit) related to income from continuing operations in our Consolidated Statements of Income consists of:

Years Ended October 31, (In thousands)	2014	2013	2012
Current:
Federal	$22,988	$21,605	$17,863
State	1,127	1,053	1,400
Foreign	16,595	9,895	14,351
	40,710	32,553	33,614

Deferred:
Federal	(5,278)	(8,058)	(3,573)
State	(871)	(815)	(851)
Foreign	(9,856)	(8,315)	(2,382)
	(16,005)	(17,188)	(6,806)
Income tax provision	$24,705	$15,365	$26,808

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

Years Ended October 31, (In thousands)	2014	2013	2012
Computed expected provision for taxes	$103,787	$109,295	$96,408
(Decrease) increase in taxes resulting from:
Income earned outside the United States subject to different tax rates	(85,503)	(97,002)	(71,282)
State taxes, net of federal income tax benefit	525	525	294
Foreign source income subject to United States tax	796	294	—
Research and development credit	(126)	(2,066)	(131)
Incentive stock option compensation and non-deductible employee compensation	441	371	347
Tax accrual adjustment	3,786	2,854	665
Other, net	999	1,094	507
Actual provision for income taxes	$24,705	$15,365	$26,808

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

October 31, (In thousands)	2014	2013
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$1,355	$1,145
Inventories	4,442	4,812
Litigation settlements	116	184
Accrued liabilities, reserves and compensation accruals	38,108	36,377
Restricted stock	24,677	19,925
Net operating loss carryforwards	6,245	3,555
Plant and equipment	5,701	5,514
Research and experimental expenses - Section 59(e)	3,822	5,318
Tax credit carryforwards	11,623	11,091
Total gross deferred tax assets	96,089	87,921
Less valuation allowance	(14,506)	(968)
Deferred tax assets	81,583	86,953
Deferred tax liabilities:
Tax deductible goodwill	(24,207)	(21,575)
Transaction cost	(1,144)	(1,144)
Foreign deferred tax liabilities	(41,942)	(10,179)
Other intangible assets	(27,880)	(20,195)
Bonus adjustments under new accounting method	—	(1,300)
Total gross deferred tax liabilities	(95,173)	(54,393)
Net deferred tax (liabilities) assets	$(13,590)	$32,560

Current deferred tax liabilities of $20 thousand at October 31, 2014, and $20 thousand at October 31, 2013, are included in other accrued liabilities on the balance sheet.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 2014. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. During the year ended October 31, 2012, we recorded in purchase accounting deferred tax assets in connection with our acquisition of Origio a/s and subsidiaries. A valuation allowance of $1.1 million was recorded in the process for Origio's capital loss arising from a building write-down expense related to the former headquarters location in Jyllig, Denmark. During the fiscal third quarter of 2013, we revalued the deferred tax assets and liabilities residing in Denmark, along with the related valuation allowance, to reflect the newly enacted tax rate change that incrementally decreased the corporate tax rate. As a result, the valuation allowance was reduced to $1.0 million.

For the year ended October 31, 2014, we recorded in purchase accounting deferred tax assets in connection with its acquisition of Sauflon Pharmaceuticals, Ltd., and subsidiaries. A valuation allowance of $13.5 million was set up against Sauflon Hungary's development tax credits.

We have not provided for federal income tax on approximately $1.7 billion of undistributed earnings of our foreign subsidiaries since we intend to reinvest this amount outside the United States indefinitely.

At October 31, 2014, we had federal net operating loss carryforwards of $9.8 million and state net operating loss carryforwards of $40.4 million. We also had federal net operating loss carryforwards of $4.3 million related to share option exercises as of October 31, 2014. A tax benefit and a credit to additional paid-in capital for the excess deduction would not be recognized until such deduction reduces taxes payable. Additionally, we had $6.6 million of federal alternative minimum tax credits, $4.2 million of federal research credits and $0.8 million of California research credits. The federal net operating loss and federal research credits carryforwards expire on various dates between 2026 through 2034, and the federal alternative minimum tax credits carry forward indefinitely. The state net operating loss carryforwards expire on various dates between 2019 through 2034, and the California research credits carry forward indefinitely. The net operating loss and other tax credits may be subject to certain limitations upon utilization under Section 382 of the Internal Revenue Code.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The aggregated changes in the balance of gross unrecognized tax benefits were as follows:

(In millions)
Balance at October 31, 2012	$28.1
(Decrease) from prior year's UTB's	(1.3)
Increase from current year's UTB's	6.4
UTB (decrease) from expiration of statute of limitations	(6.8)
Balance at October 31, 2013	26.4
Increase from prior year's UTB's	2.5
Increase from current year's UTB's	6.0
UTB (decrease) from expiration of statute of limitations	(3.5)
Balance at October 31, 2014	$31.4

As of October 31, 2014, we had unrecognized tax benefits of $32.0 million, including $4.1 million of related accrued interest and penalties that, if recognized, would affect our effective tax rate. It is our policy to recognize interest and penalties directly related to incomes taxes as additional income tax expense.

Included in the balance of unrecognized tax benefits at October 31, 2014, is $10.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and is comprised of transfer pricing and other items.

We are required to file income tax returns in the United States federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions.

As of October 31, 2014, the tax years for which we remain subject to United States federal income tax assessment upon examination are 2011 through 2013, as well as other major tax jurisdictions including the United Kingdom, Japan and France. We remain subject to income tax examinations in Australia for the tax years 2010 through 2013.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7. Earnings Per Share

Years Ended October 31,
(In thousands, except per share amounts)	2014	2013	2012
Net income attributable to Cooper stockholders	$269,856	$296,151	$248,339
Basic:
Weighted average common shares	48,061	48,615	47,913
Basic earnings per share attributable to Cooper stockholders	$5.61	$6.09	$5.18
Diluted:
Weighted average common shares	48,061	48,615	47,913
Effect of dilutive stock options	899	1,070	1,239
Diluted weighted average common shares	48,960	49,685	49,152
Diluted earnings per share attributable to Cooper stockholders	$5.51	$5.96	$5.05
The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Years Ended October 31,
(In thousands, except exercise prices)	2014	2013	2012
Stock option shares excluded	138	—	24
Range of exercise prices	$119.89	$—	$80.51-$87.22
Restricted stock units excluded	1	—	—

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8. Stockholders’ Equity

Analysis of changes in accumulated other comprehensive income (loss):

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2011	$(2,541)	$9	$(2,826)	$(12,752)	$(18,110)
Gross change in value for the period	(4,658)	61	(1,420)	(14,750)	(20,767)
Reclassification adjustments for loss realized in income	—	—	2,161	—	2,161
Tax effect for the period	—	(20)	(289)	5,764	5,455
Balance at October 31, 2012	$(7,199)	$50	$(2,374)	$(21,738)	$(31,261)
Gross change in value for the period	$2,607	$—	$(726)	$19,000	$20,881
Reclassification adjustments for (gain) loss realized in income	—	(77)	2,924	—	2,847
Tax effect for the period	—	27	(857)	(7,399)	(8,229)
Balance at October 31, 2013	$(4,592)	$—	$(1,033)	$(10,137)	$(15,762)
Gross change in value for the period	$(87,763)	$—	$(60)	$(5,991)	$(93,814)
Reclassification adjustments for loss realized in income	—	—	1,676	—	1,676
Tax effect for the period	—	—	(630)	2,348	1,718
Balance at October 31, 2014	$(92,355)	$—	$(47)	$(13,780)	$(106,182)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and subsequently amended the total repurchase authorization to $500.0 million of the Company's common stock. With the amendment, this program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements.
During the twelve months ended October 31, 2014, we repurchased 572 thousand shares of our common stock for $75.8 million and approximately $185.7 million remained authorized for repurchase under the program. During the three months ended October 31, 2014, we repurchased 176 thousand shares of the Company's common stock for $25.8 million at an average purchase price of $146.64 per share. For the three months ended January 31, 2014, we repurchased 396 thousand shares of the Company's common stock for $50.0 million at an average purchase price of $126.21 per share. We did not repurchase shares during the three-month periods ended July 31, 2014 and April 30, 2014.
During the twelve months ended October 31, 2013, we repurchased 1.42 million shares of our common stock for $167.3 million. During the twelve months ended October 31, 2012, we repurchased 984 thousand shares of our common stock for $71.2 million.
Cash Dividends
In fiscal 2014 and 2013, we paid semiannual dividends of 3 cents per share: an aggregate of approximately $1.4 million or 3 cents per share on February 7, 2014, to stockholders of record on January 24, 2014; $1.5 million or 3 cents per share on August 6, 2014, to stockholders of record on July 24, 2014; $1.4 million or

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3 cents per share on February 7, 2013, to stockholders of record on January 25, 2013; $1.5 million or 3 cents per share on August 6, 2013, to stockholders of record on July 24, 2013.

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

Note 9. Stock Plans

At October 31, 2014, Cooper had the following share-based compensation plans:

2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan)

In March 2006, the Company received stockholder approval of the 2006 Directors Plan, and it was amended by the Board of Directors in March 2007, October 2007, October 2008 and December 2008. The Company received stockholder approval of an amendment and restatement of the 2006 Directors Plan in March 2009 and the Board of Directors amended the Amended and Restated 2006 Directors Plan in October 2009 and October 2010. The Company received stockholder approval of a further amendment and restatement of the 2006 Directors Plan in March 2011 and the Board of Directors amended the Second Amended and Restated 2006 Directors Plan in October 2011, October 2012 and October 2013.

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

As amended, the Second Amended and Restated 2006 Directors Plan provides for annual grants of stock options and restricted stock to Non-Employee Directors on November 1 and November 15, respectively, of each fiscal year. Specifically, each Non-Employee Director may be awarded on each November 15 the right to purchase for $0.10 per share, a number of shares of restricted stock with a total value of $135,000 or $148,000 in the case of the Non-Executive Chairman of the Board on the date of grant. The restrictions on the restricted stock will lapse on the first anniversary of the date of grant. Each Non-Employee Director may also be awarded on each November 1, a grant of options to purchase common stock with an approximate accounting value of $135,000, or in the case of the Lead Director and/or any non-executive Chairman of the Board, as the case may be, of $148,500. These options vest on the first anniversary of the date of grant. Options expire no more than 10 years after the grant date. In December 2008, the 2006 Directors' Plan was also amended to allow discretionary granting of stock options and/or restricted stock with similar terms to the annual grant other than the specific share requirements. As of October 31, 2014, 211,598 shares remained available under the 2006 Directors' Plan for future grants.

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

During fiscal 2014, the Company granted stock options, restricted stock units (RSUs) and performance share awards to employees under the Second Amended and Restated 2007 LTIP. Equity awards are granted at 100% of fair market value on the date of grant and expire no more than 10 years after the grant date. Stock options may become exercisable based on our common stock achieving certain price targets, specified time periods elapsing or other criteria designated by the Board of Directors or its authorized committee at their discretion. RSUs are nontransferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a specified time period. Performance share awards are nontransferable awards entitling the recipient to receive a variable number of shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. Legal ownership of the shares is not transferred to the recipient until the award vests, and the number of shares distributed is dependent upon the achievement of certain performance targets over a specified period of time. As of October 31, 2014, 1,484,564 shares remained available under the Second Amended and Restated 2007 LTIP for future grants. The amount of available shares includes shares which may be distributed under performance share awards.

Share-Based Compensation
The compensation cost and related tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

October 31,
(In millions)	2014	2013	2012
Selling, general and administrative expense	$32.4	$25.3	$19.2
Cost of sales	2.2	1.9	1.3
Research and development expense	1.9	1.3	1.0
Capitalized in inventory	2.2	1.9	1.3
Total compensation expense	$38.7	$30.4	$22.8
Related income tax benefit	$11.7	$8.8	$7.0

Cash received from exercises under all share-based payment arrangements for the fiscal years ended October 31, 2014, 2013 and 2012 was approximately $8.6 million, $19.3 million and $55.1 million, respectively.

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

Years Ended October 31,	2014	2013	2012
Expected life	4.8 - 5.5 years	4.7 - 5.5 years	4.3 - 5.7 years
Expected volatility	31.5% - 35.3%	34.8% - 35.9%	39.5% - 43.8%
Risk-free interest rate	1.36% - 1.61%	0.63% - 0.78%	0.69% - 1.08%
Dividend yield	0.05%	0.06%	0.09%

The activity and status of the Company's stock option plans for the fiscal year ended and at October 31, 2014, are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2013	1,708,676	$54.58
Granted	164,166	$121.25
Exercised	522,165	$52.00
Forfeited or expired	26,741	$81.76
Outstanding at October 31, 2014	1,323,936	$63.32	5.53
Vested and exercisable at October 31, 2014	900,031	$48.02	4.37	$104,293,959

The weighted-average fair value of each option granted during fiscal 2014, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $41.73. The weighted-average fair value of each option granted during fiscal 2013, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $31.51. For the 2006 Directors Plan, the weighted-average fair values of options granted for fiscal 2014 and 2013 were $44.20 and $32.20, respectively. The expected requisite service period for options granted to employees in fiscal 2014 was 60 months. The total intrinsic value of options exercised during the year ended October 31, 2014 was $46.7 million.

Stock awards outstanding under the Company's current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 LTIP generally vest over four to five years based on market and service conditions and expire no later than ten years after the grant date. Options granted under the 2006 Directors Plan generally vest in one year or upon achievement of a market condition and expire no later than ten years after the grant date. We generally recognize compensation expense ratably over the vesting period. Directors' options and restricted stock grants

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

are expensed on the date of grant as the 2006 Directors Plan does not contain a substantive future requisite service period. As of October 31, 2014, there was $4.9 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3 years.

Restricted Stock Units

RSUs granted under the 2007 LTIP have been granted at prices which are either equal to or above the market value of the stock on the date of grant and generally vest over four to five years. The fair value of restricted stock units is estimated on the date of grant based on the market price of our common stock. We recognize compensation expense ratably over the vesting period. As of October 31, 2014, there was $40.9 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 3.4 years.

The status of the Company's non-vested RSUs at October 31, 2013, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2013	647,185	$73.33
Granted	217,450	$120.5
Vested and issued	232,138	$65.4
Forfeited or expired	33,830	$81.13
Non-vested RSUs at October 31, 2014	598,667	$93.09

Performance Units

Performance units are granted to selected executives and other key employees with vesting contingent upon meeting future reported earnings per share goals over a defined performance cycle, usually three years. Performance units, if earned, may be paid in cash or shares of common stock. The performance shares actually earned will range from zero to 150% of the target number of performance shares for performance periods ending in fiscal 2014 through fiscal 2016. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed in the immediate subsequent fiscal period after the performance period. The fair value of performance unit awards is estimated on the date of grant based on the current market price of our common stock and the estimate of probability of award achievement. This estimate is reviewed each fiscal period and adjustments are recorded if it is determined that the estimate of probability of award achievement has changed.

We recognize compensation expense ratably over the vesting period. As of October 31, 2014, there was $8.2 million of total unrecognized compensation cost related to non-vested performance units, which is expected to be recognized over a remaining weighted-average vesting period of 1.6 years.

Performance units granted on December 14, 2011 vested on October 31, 2014 and met 150% of the target and, subject to the provisions of the plan, we expect to grant a similar performance award in our fiscal first quarter of 2015. We also granted performance unit awards on December 12, 2012 and December 11, 2013 with specific performance goals for each period ending on October 31, 2015 and October 31, 2016, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10. Employee Benefits

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

The following table sets forth the Plan's benefit obligations and fair value of the Plan assets at October 31, 2014, and the funded status of the Plan and net periodic pension costs for each of the years in the three-year period ended October 31, 2014.

Retirement Income Plan

Years Ended October 31, (In thousands)	2014	2013	2012
Change in benefit obligation
Benefit obligation, beginning of year	$84,160	$88,607	$64,989
Service cost	7,074	7,383	4,937
Interest cost	3,950	3,287	3,053
Benefits paid	(1,768)	(3,508)	(1,308)
Actuarial loss (gain)	7,695	(11,609)	16,936
Benefit obligation, end of year	$101,111	$84,160	$88,607
Change in plan assets
Fair value of plan assets, beginning of year	$59,266	$47,427	$39,098
Actual return on plan assets	5,955	9,113	4,411
Employer contributions	8,788	6,234	5,226
Benefits paid	(1,768)	(3,508)	(1,308)
Fair value of plan assets, end of year	$72,241	$59,266	$47,427
Funded status at end of year	$(28,870)	$(24,894)	$(41,180)

Years Ended October 31, (In thousands)	2014	2013	2012
Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$—	$—	$—
Current liability	—	—	—
Noncurrent liabilities	(28,870)	(24,894)	(41,180)
Net amount recognized at year end	$(28,870)	$(24,894)	$(41,180)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In thousands)	2014	2013	2012
Amounts recognized in accumulated other comprehensive income consist of:
Net transition obligation	$—	$—	$—
Prior service cost	4	28	53
Net loss	22,056	15,982	34,957
Accumulated other comprehensive income	$22,060	$16,010	$35,010

Years Ended October 31, (In thousands)	2014	2013	2012
Information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$101,111	$84,160	$88,607
Accumulated benefit obligation	$88,563	$73,641	$77,596
Fair value of plan assets	$72,241	$59,266	$47,427

Years Ended October 31, (In thousands)	2014	2013	2012
Reconciliation of prepaid (accrued) pension cost
Accrued pension cost at prior fiscal year end	$(8,884)	$(6,170)	$(5,660)
Net periodic benefit cost	6,714	8,948	5,736
Contributions made during the year	8,788	6,234	5,226
Accrued pension cost at fiscal year end	$(6,810)	$(8,884)	$(6,170)

Years Ended October 31, (In thousands)	2014	2013	2012
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:
Service cost	$7,074	$7,383	$4,937
Interest cost	3,950	3,287	3,053
Expected return on plan assets	(4,950)	(3,932)	(3,424)
Amortization of transitional (asset) or obligation	—	—	20
Amortization of prior service cost	24	24	24
Recognized actuarial loss	616	2,186	1,126
Net periodic pension cost	$6,714	$8,948	$5,736

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In thousands)	2014	2013	2012
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss (gain)	6,690	(16,790)	15,950
Amortizations of net transition obligation	—	—	(21)
Amortizations of prior service cost	(24)	(24)	(24)
Amortizations of net gain	(616)	(2,186)	(1,126)
Total recognized in other comprehensive income	$6,050	$(19,000)	$14,779
Total recognized in net periodic benefit cost and other comprehensive income	$12,764	$(10,052)	$20,515

The estimated net loss, net transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $987 thousand, $0 and $4 thousand, respectively.

Years Ended October 31,	2014	2013	2012
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	4.75%	3.75%	4.75%
Discount rate for determining benefit obligations at year end	4.25%	4.75%	3.75%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	8.00%	8.00%	8.50%
Expected rate of return on plan assets at year end	8.00%	8.00%	8.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2014	10/31/2013	10/31/2012

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used for the plan is based primarily on the yields of a universe of high quality corporate bonds or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction. If a discount rate of 4.75%, which is similar to prior fiscal year, had been used, the projected benefit obligation would have been $93.0 million, and the accumulated benefit obligation would have been $81.9 million.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2014	2013	2012
Asset category
Cash and cash equivalents	3.0%	5.3%	3.0%
Corporate common stock	9.0%	14.6%	16.5%
Equity mutual funds	52.1%	47.5%	43.2%
Real estate funds	4.1%	3.8%	5.2%
Bond mutual funds	31.8%	28.8%	32.1%
Total	100.0%	100.0%	100.0%

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

Fair Value Measurement of Plan Assets

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$2,191	$2,191	$—	$—
Corporate common stock	6,516	6,516	—	—
Equity mutual funds	37,635	37,635	—	—
Real estate funds	2,953	2,953	—	—
Bond mutual funds	22,946	22,946	—	—
Total	$72,241	$72,241	$—	$—

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

While we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Cash Flows

Contributions

The Company contributions to the pension plan were $8.8 million, $6.2 million and $5.2 million for fiscal 2014, 2013 and 2012, respectively. We closely monitor the funded status of the Plan with respect to legislative and accounting rules. We expect to make contributions of about $10.0 million during fiscal 2015.

Estimated Future Benefit Payments

Years (In thousands)
2015	$2,258
2016	$2,646
2017	$3,049
2018	$3,418
2019	$3,874
2020 - 2024	$26,797

 Cooper's 401(k) Savings Plan

Cooper's 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all United States employees. Employees who participate in the 401(k) plan may elect to have up to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper's contributions on account of participating employees, net of forfeiture credits, were $4.0 million, $3.4 million and $2.9 million for the years ended October 31, 2014, 2013 and 2012, respectively.

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

Note 11. Fair Value Measurements
As of October 31, 2014 and October 31, 2013, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
We believe that the balances of our revolving Credit Agreement and term loans approximated their fair values as of October 31, 2014 and October 31, 2013 and are categorized as Level 2 of the fair value hierarchy.
We have derivative assets and liabilities that include interest rate swaps, cross currency swaps and foreign currency forward contracts. The impact of the counterparty’s creditworthiness when in an asset position and Cooper's creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments. Both the counterparty and Cooper are expected to continue to perform under the contractual terms of the instruments.
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
The following table sets forth Cooper’s financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal years 2014 and 2013, within the fair value hierarchy at October 31:

(In millions)	2014	2013
Assets:
Foreign exchange contracts	$0.6	$0.3
Liabilities:
Credit Agreement	$279.5	$—
Term loans	1,000.0	300.0
Interest rate swaps	0.1	1.7
Foreign exchange contracts	3.3	0.6
	$1,282.9	$302.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2014, were payable as follows:

(In thousands)
2015	$25,288
2016	21,815
2017	17,955
2018	16,349
2019	14,965
2020 and thereafter	60,707
$157,079

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $25.6 million, $22.8 million and $33.2 million in 2014, 2013 and 2012, respectively.
Legal Proceedings

On or about November 11, 2014, Johnson & Johnson Vision Care (JJVC) filed an action in the district court of Dusseldorf, Germany, against CooperVision GmbH and CooperVision, Inc. (collectively “CooperVision”) for patent infringement. In the action, JJVC alleges that certain CooperVision products infringe JJVC’s European Patent No. EP 1 754 728 B1, and is seeking damages and to enjoin these products from selling in Germany. CooperVision is challenging the validity of the patent before the European Patent Office. CooperVision denies JJVC’s allegations of infringement and intends to defend the action vigorously and to continue its challenge to the patent before the European Patent Office. We are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

Total net sales include sales to customers as reported in our Consolidated Statements of Income and sales between geographic areas that are priced at terms that allow for a reasonable profit for the seller. Operating income (loss) is total net sales less cost of sales, selling, general and administrative expenses, research and development expenses, amortization of intangible assets and the loss on divestiture of Aime. Corporate operating loss is principally corporate headquarters expense. Interest expense, gain on insurance proceeds, loss on extinguishment of debt and other income and expenses are not allocated to individual segments. Neither of our business segments relies on any one major customer.
Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are property, plant and equipment.
The following table presents a summary of our business segment net sales:

(In thousands)	2014	2013	2012
CooperVision net sales by category:
Toric lens	$429,194	$388,066	$357,211
Multifocal lens	147,687	121,734	94,443
Single-use sphere lens	307,956	271,000	267,090
Non single-use sphere and other eye care products and other	507,810	487,519	470,500
Total CooperVision net sales	1,392,647	1,268,319	1,189,244
CooperSurgical net sales	325,129	319,406	255,892
Total net sales	$1,717,776	$1,587,725	$1,445,136

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by business segment for each of the years in the three-year period ended October 31, 2014, follows:

(In thousands)	CooperVision	CooperSurgical	Corporate	Consolidated
2014
Net sales	$1,392,647	$325,129	$—	$1,717,776
Operating income (loss)	$288,998	$69,031	$(51,543)	$306,486
Other expense, net				(1,987)
Interest expense				(7,965)
Income before income taxes				$296,534
Identifiable assets	$3,699,614	$646,200	$112,526	$4,458,340
Depreciation expense	$95,535	$6,486	$470	$102,491
Amortization expense	$22,704	$13,006	$—	$35,710
Capital expenditures	$233,632	$4,173	$260	$238,065
2013
Net sales	$1,268,319	$319,406	$—	$1,587,725
Operating income (loss)	$289,272	$60,685	$(44,012)	$305,945
Other income, net				1,410
Interest expense				(9,168)
Gain on insurance proceeds				14,084
Income before income taxes				$312,271
Identifiable assets	$2,376,022	$632,844	$128,395	$3,137,261
Depreciation expense	$88,350	$6,316	$444	$95,110
Amortization expense	$16,710	$13,529	$—	$30,239
Capital expenditures	$170,739	$6,888	$500	$178,127
2012
Net sales	$1,189,244	$255,892	$—	$1,445,136
Operating income (loss)	$262,806	$58,956	$(38,364)	$283,398
Other income, net				229
Interest expense				(11,771)
Gain on insurance proceeds				5,000
Loss on extinguishment of debt				(1,404)
Income before income taxes				$275,452
Identifiable assets	$2,251,476	$607,673	$82,235	$2,941,384
Depreciation expense	$82,829	$4,106	$300	$87,235
Amortization expense	$15,578	$8,401	$—	$23,979
Capital expenditures	$92,459	$6,647	$673	$99,779

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2014, follows:

(In thousands)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2014
Sales to unaffiliated customers	$773,739	$582,445	$361,592	$1,717,776
Sales between geographic areas	230,649	345,988	(576,637)	—
Net sales	$1,004,388	$928,433	$(215,045)	$1,717,776
Operating income (loss)	$47,803	$(10,330)	$269,013	$306,486
Long-lived assets	$499,195	$406,433	$31,697	$937,325
2013
Sales to unaffiliated customers	$742,216	$479,144	$366,365	$1,587,725
Sales between geographic areas	230,382	326,338	(556,720)	—
Net sales	$972,598	$805,482	$(190,355)	$1,587,725
Operating income (loss)	$49,712	$(5,388)	$261,621	$305,945
Long-lived assets	$427,560	$297,157	$15,150	$739,867
2012
Sales to unaffiliated customers	$680,757	$408,813	$355,566	$1,445,136
Sales between geographic areas	198,593	318,196	(516,789)	—
Net sales	$879,350	$727,009	$(161,223)	$1,445,136
Operating income	$44,977	$5,367	$233,054	$283,398
Long-lived assets	$371,314	$261,269	$7,672	$640,255

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14. Selected Quarterly Financial Data (Unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*
2014
Net sales	$404,980	$412,317	$432,482	$467,997
Gross profit	$262,929	$268,499	$280,590	$279,552
Income before income taxes	$79,456	$87,821	$94,383	$34,875
Net income attributable to Cooper stockholders	$71,843	$79,160	$88,067	$30,787
Earnings per share attributable to Cooper stockholders - basic	$1.50	$1.65	$1.83	$0.64
Earnings per share attributable to Cooper stockholders - diluted	$1.47	$1.62	$1.80	$0.63
2013
Net sales	$379,839	$384,041	$411,993	$411,852
Gross profit	$240,498	$254,179	$268,274	$263,857
Income before income taxes**	$80,976	$78,940	$91,264	$61,091
Net income attributable to Cooper stockholders	$74,667	$75,136	$88,951	$57,397
Earnings per share attributable to Cooper stockholders - basic	$1.54	$1.55	$1.82	$1.18
Earnings per share attributable to Cooper stockholders - diluted	$1.50	$1.52	$1.79	$1.15

*Fiscal fourth quarter 2014 results include the operating results of Sauflon Pharmaceuticals Ltd., acquired in August 2014, and the related acquisition, integration and restructuring costs. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 2 and Note 3 for additional information.

**Fiscal fourth quarter 2013 results include the $21.1 million loss on divestiture of Aime. See Note 1 for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of October 31, 2014, the end of the fiscal period covered in this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). Based on this assessment, management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of October 31, 2014.

Management has excluded Sauflon Pharmaceuticals Limited from its assessment of internal control over financial reporting as of October 31, 2014, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. Sauflon was acquired by the Company in a purchase business combination during the fiscal fourth quarter of 2014 and represented 3% and 30%, respectively, of total net sales and total assets of the related consolidated financial statement amounts as of and for the year ended October 31, 2014.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

The Company's independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2014, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the Company's fiscal quarter ended October 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the subheadings, “Proposal 1 - Election of Directors,” “Executive Officers of the Company,” “Ownership of the Company - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance - The Board of Directors,” “Corporate Governance - Ethics and Business Conduct Policy,” “Corporate Governance - Board Committees - The Audit Committee” and “Report of the Audit Committee” of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2015 (the “2015 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Report of the Organization and Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Director Compensation” of the 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the subheadings “Securities Held by Insiders” and “Principal Securityholders” of the “Ownership of the Company” section of the 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the subheadings “Corporate Governance - Related Party Transactions,” “Proposal 1 - Election of Directors” and “Corporate Governance - The Board of Directors” of the 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2015 Proxy Statement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2014, 2013 and 2012
Statements of Comprehensive Income for the years ended October 31, 2014, 2013 and 2012
Balance Sheets as of October 31, 2014 and 2013
Statements of Stockholders' Equity for the years ended October 31, 2014, 2013 and 2012
Statements of Cash Flows for the years ended October 31, 2014, 2013 and 2012
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

Schedule II
THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended October 31, 2014

(In thousands)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended October 31, 2014	$5,261	$1,654	$(890)	$6,025
Year Ended October 31, 2013	$4,374	$1,524	$(637)	$5,261
Year Ended October 31, 2012	$4,826	$(257)	$(195)	$4,374

(1) Consists of additions representing allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In thousands)	Balance Beginning of Year	Additions (2)	Reductions/ Charges (3)	Balance at End of Year
Income tax valuation allowance:
Year Ended October 31, 2014	$968	$13,538	$—	$14,506
Year Ended October 31, 2013	$1,107	$—	$(139)	$968
Year Ended October 31, 2012	$—	$1,107	$—	$1,107

(2) During the fiscal fourth quarter of 2014, we recorded in purchase accounting deferred tax assets in connection with its acquisition of Sauflon Pharmaceuticals, Ltd., and subsidiaries. A valuation allowance of $13.5 million was set up against Sauflon Hungary's development tax credits.
(3) During the fiscal third quarter of 2013, we revalued deferred tax assets and liabilities residing in Denmark, along with the related valuation allowance to reflect the newly enacted tax rate change that incrementally decreased the corporate tax rate.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2014.

THE COOPER COMPANIES, INC.

By: /s/ ROBERT S. WEISS
Robert S. Weiss
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date
/s/ ROBERT S. WEISS	President, Chief Executive Officer and Director	December 19, 2014
(Robert S. Weiss)
/s/ A. THOMAS BENDER	Chairman of the Board	December 19, 2014
(A. Thomas Bender)
/s/ ALLAN E. RUBENSTEIN, M.D.	Vice Chairman of the Board and Lead Director	December 19, 2014
(Allan E. Rubenstein)
/s/ GREG W. MATZ	Vice President, Chief Financial Officer and Chief Risk Officer	December 19, 2014
(Greg W. Matz)	(Principal Financial Officer)
/s/ TINA MALONEY	Vice President and Corporate Controller	December 19, 2014
(Tina Maloney)	(Principal Accounting Officer)
/s/ MICHAEL H. KALKSTEIN	Director	December 19, 2014
(Michael H. Kalkstein)
/s/ JODY S. LINDELL	Director	December 19, 2014
(Jody S. Lindell)
/s/ GARY S. PETERSMEYER	Director	December 19, 2014
(Gary S. Petersmeyer)
/s/ STEVEN ROSENBERG	Director	December 19, 2014
(Steven Rosenberg)
/s/ STANLEY ZINBERG, M.D.	Director	December 19, 2014
(Stanley Zinberg)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX
Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

2.1
-    Sale and Purchase Agreement, dated as of June 30, 2014, among The Cooper Companies, Inc., CooperVision (UK) Holdings Limited, and the sellers party thereto, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 1, 2014

2.2
-    Sale and Purchase Agreement, dated as of July 1 2014, among The Cooper Companies, Inc., CooperVision (UK) Holdings Limited, and the sellers party thereto, incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed July 1, 2014

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

10.1
-    Change in Control Agreement entered into as of August 21, 1989, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Annual Report on Form 10‑K for the fiscal year ended October 31, 1992

10.2
-    Change in Control Agreement entered into as of January 3, 2007, and amended September 9, 2008, by and between Albert G. White III and the Company, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.3
-    The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the fiscal quarter ended July 31, 2007

10.4	- Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and Daniel G. McBride, Esq.

10.5
-    Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and Carol R. Kaufman, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2009

10.6
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

10.8
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

10.15
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

10.20
-    Amendment No. 1 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

10.21
-    Amendment No. 2 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012

10.22 -
Amendment No. 3 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.23
-    Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

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

10.31(a)-
License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008

10.32(a)-
Amendment No. 1 to the License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 21, 2012

10.33
-    Lease Contract dated as of November 6, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 11, 2005

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

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

10.36
-    Credit Agreement Amendment, dated as of June 30, 2014, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 1, 2014

10.37
-    Term Loan Agreement, dated as of June 30, 2014, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K filed July 1, 2014

10.38
-    Term Loan Agreement, dated as of August 4, 2014, among The Cooper Companies, Inc., the lenders party therto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed August 6, 2014

10.39
-    Term Loan Amendment No. 2, dated as of August 4, 2014, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K filed August 6, 2014

10.40
-    Credit Agreement, dated as of January 12, 2011, among The Cooper Companies, Inc., CooperVision International Holding Company LP, the lenders from time to time party thereto, KeyBank National Association, as a bookrunner, a lead arranger, and sole administrative agent, swing line lender and LC issuer, J.P. Morgan Securities LLC, as a lead arranger, bookrunner and syndication agent, Citigroup Global Markets Inc., as a lead arranger, bookrunner and syndication agent, Bank of America, N.A., as a lead arranger and documentation agent, and Wells Fargo Bank, National Association, as lead arranger and documentation agent, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed March 4, 2011

10.41 -
Amendment No. 1 to Credit Agreement, dated as of May 31, 2012, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 31, 2012

10.42 -
Amendment No. 2 to Credit Agreement, dated as of September 12, 2013, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 17, 2013

10.43	- The Cooper Companies, Inc. 2013 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 4, 2013

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

10.44 -	The Cooper Companies, Inc. 2014 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 16, 2013

10.45
-    Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 13, 2009

10.46 -
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

101
The following materials from the Company's Annual Report on Form 10-K for the year ended October 31, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income for the years ended October 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended October 31, 2014, 2013 and 2012, (iii) Consolidated Balance Sheets at October 31, 2014 and 2013, (iv) Consolidated Statements of Stockholders' Equity for the years ended October 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended October 31, 2014, 2013 and 2012, (vi) related notes to consolidated financial statements and (vii) Schedule II Valuation and Qualifying Accounts.

_______

(a)
The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

(b)	The information required in this exhibit is provided in Note 7, Earnings Per Share, in this report.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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
Steven Rosenberg (Chairman)
Michael H. Kalkstein
Jody S. Lindell

Corporate Governance and Nominating Committee
Allan E. Rubenstein, M.D. (Chairman)
Steven Rosenberg
Stanley Zinberg, M.D.

Organization and Compensation Committee
Michael H. Kalkstein (Chairman)
Jody S. Lindell
Donald Press
Gary S. Petersmeyer
Allan E. Rubenstein, M.D.

Science and Technology Committee
Stanley Zinberg, M.D. (Chairman)
A. Thomas Bender
Gary S. Petersmeyer
Allan E. Rubenstein, M.D.
Robert S. Weiss

EXECUTIVE OFFICERS

Robert S. Weiss
President and Chief Executive Officer

Randal L. Golden
Vice President and
General Counsel

Carol R. Kaufman
Executive Vice President,
Secretary, Chief Administrative Officer
and Chief Governance Officer

Tina Maloney
Vice President and Corporate Controller

Greg W. Matz
Vice President, Chief Financial Officer
and Chief Risk Officer

Daniel G. McBride, Esq.
Executive Vice President and Chief Operating Officer;
President of CooperVision

Paul Remmell
President and Chief Executive Officer,
CooperSurgical, Inc.

Albert G. White III
Vice President and Chief Strategy Officer

PRINCIPAL SUBSIDIARIES

CooperVision, Inc.
6150 Stoneridge Mall Road
Suite 370
Pleasanton, CA 94588
925-621-2450
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

INVESTOR RELATIONS CONTACT

Kim Duncan
Vice President of Investor Relations
6140 Stoneridge Mall Road
Suite 590
Pleasanton, CA 94588
Voice: 925-460-3663
Fax: 925-460-3648
E-mail: ir@cooperco.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders' Meeting in March 2015.

TRANSFER AGENT

American Stock Transfer & Trust Company
6201 15th Avenue
Brooklyn, NY 11219
800-937-5449

TRADEMARKS

The Cooper Companies, Inc., its subsidiaries or affiliates own, license or distribute the registered trademarks, common law trademarks and trade names referenced in this report.

INDEPENDENT AUDITORS

KPMG LLP

STOCK EXCHANGE LISTING

The New York Stock Exchange
Ticker Symbol “COO”