Form 10-Q
period 2015-01-31
COOPER COMPANIES INC
filed 2015-03-06
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended January 31, 2015

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,288,639 Shares
Class	Outstanding at January 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Three Months Ended January 31,
(In thousands, except for earnings per share)
(Unaudited)

	2015	2014
Net sales	$445,171	$404,980
Cost of sales	168,820	142,051
Gross profit	276,351	262,929
Selling, general and administrative expense	173,535	158,088
Research and development expense	16,113	15,712
Amortization of intangibles	13,595	7,507
Operating income	73,108	81,622
Interest expense	3,941	1,656
Other expense, net	1,702	510
Income before income taxes	67,465	79,456
Provision for income taxes	5,716	7,191
Net income	$61,749	$72,265
Less: income attributable to noncontrolling interests	570	422
Net income attributable to Cooper stockholders	$61,179	$71,843
Earnings per share attributable to Cooper stockholders - basic	$1.27	$1.50
Earnings per share attributable to Cooper stockholders - diluted	$1.25	$1.47
Number of shares used to compute earnings per share:
Basic	48,202	48,006
Diluted	49,082	49,006
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended January 31,
(In thousands)
(Unaudited)

	2015	2014
Net income	$61,749	$72,265
Other comprehensive income (loss):
Foreign currency translation adjustment	(113,619)	3,196
Change in value of derivative instruments, net of tax provision of $30 and $222, respectively	47	347
Change in minimum pension liability, net of tax	7	7
Other comprehensive (loss) income	(113,565)	3,550
Comprehensive (loss) income	(51,816)	75,815
Comprehensive loss attributable to noncontrolling interests	648	2
Comprehensive (loss) income attributable to Cooper stockholders	$(51,168)	$75,817
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands, unaudited)

	January 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16,428	$25,222
Trade accounts receivable, net of allowance for doubtful accounts of $5,761 at January 31, 2015 and $6,025 at October 31, 2014	275,899	276,280
Inventories	390,101	381,474
Deferred tax assets	36,329	40,224
Prepaid expense and other current assets	68,352	68,417
Total current assets	787,109	791,617
Property, plant and equipment, at cost	1,522,022	1,525,917
Less: accumulated depreciation and amortization	593,395	588,592
	928,627	937,325
Goodwill	2,157,577	2,220,921
Other intangibles, net	418,043	453,605
Deferred tax assets	8,230	15,732
Other assets	36,158	39,140
	$4,335,744	$4,458,340
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$92,795	$101,518
Accounts payable	87,336	116,353
Employee compensation and benefits	50,589	67,904
Other current liabilities	151,859	156,407
Total current liabilities	382,579	442,182
Long-term debt	1,302,542	1,280,833
Deferred tax liabilities	69,377	69,525
Accrued pension liability and other	64,261	77,360
Total liabilities	1,818,759	1,869,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 51,212 at January 31, 2015 and 50,983 at October 31, 2014	5,121	5,099
Additional paid-in capital	1,385,787	1,386,800
Accumulated other comprehensive loss	(219,747)	(106,182)
Retained earnings	1,638,555	1,578,823
Treasury stock at cost: 2,923 shares at January 31, 2015 and 2,840 shares at October 31, 2014	(308,842)	(294,662)
Total Cooper stockholders' equity	2,500,874	2,569,878
Noncontrolling interests	16,111	18,562
Stockholders’ equity	2,516,985	2,588,440
	$4,335,744	$4,458,340
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Three Months Ended January 31,
(In thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$61,749	$72,265
Depreciation and amortization	42,884	31,395
Decrease in operating capital	(56,157)	(59,567)
Other non-cash items	31,365	24,481
Net cash provided by operating activities	79,841	68,574
Cash flows from investing activities:
Purchases of property, plant and equipment	(64,995)	(60,979)
Acquisitions of businesses, net of cash acquired, and other	(204)	1,489
Insurance proceeds received	—	1,359
Net cash used in investing activities	(65,199)	(58,131)
Cash flows from financing activities:
Proceeds from long-term debt	240,600	486,900
Repayments of long-term debt	(218,800)	(486,900)
Net repayments of short-term debt	(10,684)	(534)
Repurchase of common stock	(15,996)	(50,000)
Payments related to share-based compensation awards	(10,770)	(8,052)
Purchase of shares from noncontrolling interests	(2,015)	—
Distributions to noncontrolling interests	(394)	(749)
Payment of contingent consideration	(2,407)	(3,323)
Proceeds from construction allowance	219	4,074
Net cash used in financing activities	(20,247)	(58,584)
Effect of exchange rate changes on cash and cash equivalents	(3,189)	(424)
Net decrease in cash and cash equivalents	(8,794)	(48,565)
Cash and cash equivalents - beginning of period	25,222	77,393
Cash and cash equivalents - end of period	$16,428	$28,828
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
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at January 31, 2015 and October 31, 2014, the consolidated results of its operations for the three months ended January 31, 2015 and 2014 and its consolidated condensed cash flows for the three months ended January 31, 2015 and 2014. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and insurance proceeds are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
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
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first three months of 2015, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, for a more complete discussion of our estimates and critical accounting policies.
Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year beginning on November 1, 2017.
Accounting Pronouncements Recently Adopted

On November 1, 2014, we adopted ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. When a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available, or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 did not have a significant impact on our consolidated financial statements.

Note 2. Acquisitions
Sauflon Acquisition

On August 6, 2014, which we refer to as the Sauflon acquisition date, we completed the acquisition of the entire issued share capital of Sauflon Pharmaceuticals Limited (Sauflon), a privately-owned European manufacturer and distributor of soft contact lenses and solutions, based in Twickenham, United Kingdom. The fair value of the consideration transferred for Sauflon was approximately $1,073.2 million in cash, $1,063.1 million net of cash acquired, and approximately $58.0 million in the form of loan notes issued by Cooper. The loan notes are denominated in British pounds and are classified as short-term debt.

The Sauflon acquisition was intended to accelerate the growth in sales of our single-use products by enabling a multi-tier, single-use strategy with a full suite of hydrogel and silicone hydrogel product offerings in the major product categories of sphere, toric and multifocal lenses. This acquisition was also intended to provide for enhanced relationships with key European retailers and opportunities for operational synergies.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Useful Lives of	August 1, 2014
(In millions)	Intangible Assets	Fair Value
Goodwill		$857.1

Trademarks	10 years	$7.2
Technology	10 years	138.2
Customer relationships	15 years	39.3
License and distribution rights and other	2 to 5 years	51.6
In-process research and development	N/A	43.1
Purchased intangible assets		$279.4

Cash and cash equivalents		$10.1
Property, plant and equipment		83.9
Inventories		36.2
Trade accounts receivable		42.3
Other current assets		6.9
Debt		(85.1)
Accounts payable		(23.6)
Long term deferred tax liabilities		(56.5)
Other creditors and current liabilities		(19.6)
Net tangible liabilities		$(5.4)

Total purchase consideration		$1,131.1

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition of Sauflon was ascribed to our CooperVision business segment and is not amortized. This goodwill includes the following:

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The fair value of assets acquired and liabilities assumed was based upon preliminary valuations, and our estimates and assumptions are subject to change as the valuations are finalized, within the measurement period not to exceed 12 months from the acquisition date. We are currently in the process of verifying data and finalizing information related to the Sauflon valuation and recording of liabilities, commitments and contingencies, including potential legal matters, income taxes and the corresponding effect on goodwill.

The unaudited pro forma financial results presented below for the three months ended January 31, 2014, include the effects of pro forma adjustments as if the acquisition occurred on November 1, 2012. The pro forma results were prepared using the acquisition method of accounting and combine the historical results of Cooper and Sauflon for the three months ended January 31, 2014, including the effects of the business combination, primarily amortization expense related to the fair value of identifiable intangible assets acquired, and interest expense associated with the financing obtained by Cooper in connection with the acquisition. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

Three Months Ended January 31,
(In millions, except per share amounts, unaudited, pro forma)	2014
Revenue	$448.8
Net income attributable to Cooper stockholders	$68.3
Diluted earnings per share	$1.39

The pro forma results for the three months ended January 31, 2014 were adjusted to include pre-tax amortization of intangible assets totaling $7.4 million, and an additional $1.1 million of interest expense.

Note 3. Restructuring and Integration Costs

2014 Sauflon Integration Plan
During the fiscal fourth quarter of 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. These activities include workforce reductions, consolidation of duplicative facilities and product rationalization. We estimate that the total restructuring costs under this plan will be $74.0 million. These costs include about $48.0 million associated with assets, including product rationalization and related equipment disposals and accelerated depreciation, and about $26.0 million associated with employee termination costs and facility lease termination costs. We expect these activities to be completed by our fiscal first quarter of 2016.

In the fiscal first quarter of 2015, we recorded restructuring charges of $8.7 million for product rationalization, including production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon; and $0.1 million for employee termination costs. The product rationalization charges were recorded in cost of sales and the employee termination costs were recorded in research and development expense. In addition, Coopervision incurred $5.9 million of integration costs recorded in selling, general and administrative expense.

In fiscal 2014, we recorded restructuring charges of $20.3 million for employee termination costs; $15.3 million for product rationalization, including inventory write-offs and production-related asset disposals, primarily related to our Avaira Toric contact lenses, based on our review of products, materials and manufacturing processes of Sauflon; and $0.5 million of lease termination costs for facility closures. In addition, CooperVision incurred $2.8 million of integration costs recorded in selling, general and administrative expense.

Of the employee termination costs, $19.7 million were recorded in selling, general and administrative expense and $0.6 million in research and development expense. The product rationalization costs were recorded in cost of sales. The lease termination costs and other related costs were recorded in selling, general and administrative expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the restructuring activities by major component for the fiscal year ended October 31, 2014 and the three months ended January 31, 2015:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total

Additions during fiscal 2014	$20.3	$0.5	$15.3	$36.1
Payments during the fiscal year	(0.4)	—	—	(0.4)
Non-cash adjustments (b)	—	—	(15.3)	(15.3)
Balance at October 31, 2014	19.9	0.5	—	20.4
Additions during the three months ended January 31, 2015	0.1	—	8.7	8.8
Payments during the three months ended January 31, 2015	(0.3)	—	—	(0.3)
Non-cash adjustments (a) (b)	(1.4)	—	(8.7)	(10.1)
Balance as of January 31, 2015	$18.3	$0.5	$—	$18.8
(a) Non-cash adjustments represent the currency translation adjustment for employee-related costs.
(b) Non-cash adjustments for product rationalization represent equipment disposals, inventory write-offs and accelerated depreciation.

Note 4. Inventories

(In thousands)	January 31, 2015	October 31, 2014
Raw materials	$77,979	$76,870
Work-in-process	16,273	14,344
Finished goods	295,849	290,260
	$390,101	$381,474
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Intangible Assets

Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2013	$1,048,478	$339,133	$1,387,611
Net additions during the year ended October 31, 2014	857,146	25,543	882,689
Translation	(44,063)	(5,316)	(49,379)
Balance as of October 31, 2014	1,861,561	359,360	2,220,921
Translation	(57,017)	(6,327)	(63,344)
Balance as of January 31, 2015	$1,804,544	$353,033	$2,157,577

We performed our annual impairment assessment in our fiscal third quarter of 2014, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, we will continue to monitor conditions and changes which could indicate that our recorded goodwill may be impaired.

Other Intangible Assets

	As of January 31, 2015		As of October 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$20,351	$3,214	$21,281	$2,937
Technology	314,223	99,081	326,620	93,780
Customer relationships	225,252	93,273	233,246	90,704
License and distribution rights and other	70,464	16,679	73,479	13,600
	630,290	$212,247	654,626	$201,021
Less accumulated amortization and translation	212,247		201,021
Other intangible assets, net	$418,043		$453,605
We estimate that amortization expense for our existing other intangible assets at January 31, 2015, will be $50.3 million in fiscal 2015, $47.5 million in fiscal 2016, $44.3 million in fiscal 2017, $42.4 million in fiscal 2018 and $39.7 million in fiscal 2019.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 6. Debt

(In thousands)	January 31, 2015	October 31, 2014
Short-term:
Loan notes issued for Sauflon acquisition	$51,707	$55,074
Overdraft and other credit facilities	41,088	46,444
	$92,795	$101,518
Long-term:
Credit agreement	$301,300	$279,500
Term loans	1,000,000	1,000,000
Other	1,242	1,333
	$1,302,542	$1,280,833
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

At January 31, 2015, we were in compliance with the Interest Coverage Ratio at 55.74 to 1.00 and the Total Leverage Ratio at 2.45 to 1.00.
At January 31, 2015, we had $698.5 million available under the Credit Agreement.

$300.0 million Term Loan on September 12, 2013

On September 12, 2013, the Company entered into a five-year, $300.0 million, senior unsecured term loan agreement by and among the Company; the lenders party thereto and KeyBank National Association, as administrative agent. This syndicated credit facility, as subsequently amended, will mature on September 12, 2018, and will be subject to amortization of principal of 5% per annum payable quarterly beginning October 31, 2016, with the balance payable at maturity.

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

At January 31, 2015, we had $300.0 million outstanding under the Term Loan.

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

At January 31, 2015, we had $700.0 million outstanding under this term loan.

Note 7. Income Taxes
Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2015 was 8.5%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first quarter of 2014 was 9.1%. The ETR is below the United States statutory rate as a majority of our taxable income is earned in foreign jurisdictions with lower tax rates.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At November 1, 2014, Cooper had unrecognized tax benefits, that if recognized, $32.0 million would impact our ETR. For the three-month period ended January 31, 2015, there were no material changes to the total amount of unrecognized tax benefits.
Interest and penalties of $4.1 million have been reflected as a component of the total liability at November 1, 2014. It is the Company’s policy to recognize the items of interest and penalties directly related to income taxes as additional income tax expense.
Included in the balance of unrecognized tax benefits at November 1, 2014, is $10.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and relates primarily to transfer pricing matters.
At January 31, 2015, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2011 through 2014. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2011 through 2014.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 8. Earnings Per Share

Three Months Ended January 31,
(In thousands, except per share amounts)	2015	2014
Net income attributable to Cooper stockholders	$61,179	$71,843
Basic:
Weighted average common shares	48,202	48,006
Basic earnings per common share attributable to Cooper stockholders	$1.27	$1.50
Diluted:
Weighted average common shares	48,202	48,006
Effect of potential dilutive common shares	880	1,000
Diluted weighted average common shares	49,082	49,006
Diluted earnings per common share attributable to Cooper stockholders	$1.25	$1.47
The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Three Months Ended January 31,
(In thousands, except exercise prices)	2015	2014
Numbers of stock option shares excluded	123	26
Range of exercise prices	$162.28	$128.35
Numbers of restricted stock units excluded	—	—

Note 9. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2014. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Three Months Ended January 31,
(In millions)	2015	2014
Selling, general and administrative expense	$9.7	$13.4
Cost of sales	0.8	0.8
Research and development expense	0.2	0.6
Total share-based compensation expense	$10.7	$14.8
Related income tax benefit	$3.4	$4.9
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.8 million during the three months ended January 31, 2015 and $0.8 million during the three months ended January 31, 2014.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 10. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In thousands)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2014	$(92,355)	$(47)	$(13,780)	$(106,182)
Gross change in value for the period	(113,619)	—	7	(113,612)
Reclassification adjustments for loss realized in net income	—	77	—	77
Tax effect for the period	—	(30)	—	(30)
Balance at January 31, 2015	$(205,974)	$—	$(13,773)	$(219,747)

Balance at October 31, 2013	$(4,592)	$(1,033)	$(10,137)	$(15,762)
Gross change in value for the period	3,196	(31)	7	3,172
Reclassification adjustments for loss realized in net income	—	600	—	600
Tax effect for the period	—	(222)	—	(222)
Balance at January 31, 2014	$(1,396)	$(686)	$(10,130)	$(12,212)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and subsequently amended the total repurchase authorization to $500.0 million of the Company’s common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. For the three months ended January 31, 2015, we repurchased 100 thousand shares of the Company’s common stock for $16.0 million, at an average purchase price of $159.96 per share. During the three months ended January 31, 2014, we repurchased 396 thousand shares for $50.0 million, at an average purchase price of $126.21 per share. At January 31, 2015, approximately $169.7 million remains authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 9, 2015, to stockholders of record on January 23, 2015.
Note 11. Fair Value Measurements
At January 31, 2015 and October 31, 2014, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
We believe that the balances of our revolving Credit Agreement and term loans approximated their fair values as of January 31, 2015 and October 31, 2014 and are categorized as Level 2 of the fair value hierarchy.
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
We may use interest rate swaps to maintain our desired mix of fixed-rate and variable-rate debt. The swaps exchange fixed and variable rate payments without exchanging the notional principal amount of the debt. We generally have elected to use the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets, specifically Eurodollar futures contracts up to three years, and inputs other than quoted prices that are observable for the asset or liability - specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals. Mid-market pricing may be used as a practical expedient for fair value measurements.
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
The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first three months of 2015, within the fair value hierarchy at January 31, 2015, and fiscal year 2014, within the fair value hierarchy at October 31, 2014:

(In millions)	January 31, 2015	October 31, 2014
Assets:
Foreign exchange contracts	$4.9	$0.6
Liabilities:
Interest rate swaps	$—	$0.1
Foreign exchange contracts	6.7	3.3
	$6.7	$3.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 12. Employee Benefits
Cooper’s Retirement Income Plan (Plan), a defined benefit plan, covers substantially all full-time United States employees. Our contributions are designed to fund normal cost on a current basis and to fund the estimated prior service cost of benefit improvements. The unit credit actuarial cost method is used to determine the annual cost. Cooper pays the entire cost of the Plan and funds such costs as they accrue. Virtually all of the assets of the Plan are comprised of equities and participation in equity and fixed income funds.
Our results of operations for the three months ended January 31, 2015 and 2014 reflect the following components of net periodic pension costs:

Three Months Ended January 31,
(In thousands)	2015	2014
Service cost	$2,036	$1,768
Interest cost	1,064	988
Expected returns on assets	(1,513)	(1,237)
Amortization of prior service cost	1	6
Recognized net actuarial loss	247	154
Net periodic pension cost	$1,835	$1,679
We did not contribute to the pension plan in the fiscal first quarter of 2015 and we expect to contribute $10.0 million during fiscal 2015. We contributed $1.1 million to the pension plan in the fiscal first quarter of 2014. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

Note 13. Contingencies

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
Segment information:

Three Months Ended January 31,
(In thousands)	2015	2014
CooperVision net sales by category:
Toric lens	$108,464	$101,196
Multifocal lens	42,470	33,695
Single-use sphere lens	84,201	68,772
Non single-use sphere and other	134,197	122,640
Total CooperVision net sales	369,332	326,303
CooperSurgical net sales	75,839	78,677
Total net sales	$445,171	$404,980
Operating income (loss):
CooperVision	$73,160	$84,146
CooperSurgical	13,223	14,156
Corporate	(13,275)	(16,680)
Total operating income	73,108	81,622
Interest expense	3,941	1,656
Other expense, net	1,702	510
Income before income taxes	$67,465	$79,456

(In thousands)	January 31, 2015	October 31, 2014
Identifiable assets:
CooperVision	$3,642,928	$3,699,614
CooperSurgical	633,981	646,200
Corporate	58,835	112,526
Total	$4,335,744	$4,458,340

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Three Months Ended January 31,
(In thousands)	2015	2014
Net sales to external customers by country of domicile:
United States	$203,875	$187,693
Europe	159,067	129,046
Rest of world	82,229	88,241
Total	$445,171	$404,980

(In thousands)	January 31, 2015	October 31, 2014
Long-lived assets by country of domicile:
United States	$505,570	$499,195
Europe	383,105	406,433
Rest of world	39,952	31,697
Total	$928,627	$937,325

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

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Financial Statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding the acquisition of Sauflon including Sauflon's financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, as well as estimates of our and Sauflon's future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•
Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain European Union countries that could adversely affect our global markets.

•	Foreign currency exchange rate and interest rate fluctuations including the risk of fluctuations in the value of foreign currencies that would decrease our revenues and earnings.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal first quarter of 2015 ended January 31, 2015, and compare them with the same period of fiscal 2014. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
First Quarter Highlights
•Net sales of $445.2 million, up 10% from $405.0 million
•Gross profit $276.4 million, up 5% from $262.9 million
•Operating income $73.1 million, down 10% from $81.6 million
•Diluted earnings per share of $1.25, down from $1.47 per share
•Cash provided by operations $79.8 million, up from $68.6 million

•
Results in our fiscal first quarter include $9.4 million of expenses primarily due to equipment rationalization related to recent acquisitions, recorded in cost of sales, and $6.5 million of expenses for restructuring and integration activities, included in operating expenses; as well as $13.6 million for amortization of intangible assets

Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by United States and European debt concerns, the Affordable Care Act, including the trend of consolidation within the healthcare industry, and foreign currency volatility, impact our current performance and continue to represent a risk to our performance for fiscal year 2015.
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

On August 6, 2014, we acquired Sauflon Pharmaceuticals Limited (Sauflon), a privately-held European manufacturer and distributor of soft contact lenses and aftercare solutions. The acquisition of Sauflon expanded our contact lens product portfolio particularly with Sauflon's clariti® 1day brand of single-use silicone hydrogel spherical, toric and multifocal lenses. Clariti lenses received United States FDA clearance in August 2013. Sauflon is headquartered in the United Kingdom and has a global presence with manufacturing facilities in the United Kingdom and Hungary.
Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision markets monthly and two-week silicone hydrogel spherical and toric lens products under our Biofinity®, clariti® and Avaira® brands and a monthly silicone hydrogel multifocal lens under Biofinity. CooperVision markets single-use silicone hydrogel single-use spherical, toric and multifocal lenses under our clariti 1day brand and single-use spherical lenses under MyDay®.
We believe that the global market for single-use contact lenses will continue to grow and that competitive silicone hydrogel single-use products represent an opportunity for our business. We compete with clariti and MyDay, our single-use silicone hydrogel lenses, and our Proclear® 1 Day products. Our clariti 1day brand is the first and only single-use silicone hydrogel lenses in the marketplace with a complete line of spherical, toric and multifocal contact lenses. We

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

forecast increasing demand for our existing and future single-use products. To meet this anticipated demand, in fiscal 2015 we plan to continue the implementation of capital projects to invest in increased single-use manufacturing capacity.
CooperSurgical - Our CooperSurgical business competes in the highly fragmented medical device segment of the women's healthcare market. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring companies and products that complement its business model. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines. CooperSurgical product sales are categorized based on the point of healthcare delivery including products used in medical office and surgical procedures by obstetricians and gynecologists (ob/gyns) that represented 67% of CooperSurgical's net sales in the fiscal first quarter of 2015 compared to 65% in the prior year period. CooperSurgical's remaining sales are products used in fertility clinics that now represent 33% of CooperSurgical's net sales compared to 35% in the prior year period.

Capital Resources - At January 31, 2015, we had $16.4 million in cash, primarily outside the United States, and $698.5 million available under our existing revolving Credit Agreement. The $700.0 million term loan entered into on August 4, 2014, and the $300.0 million term loan entered into on September 12, 2013, remain outstanding as of January 31, 2015. Our current cash balance and availability under existing credit facilities reflects the use of cash outside the United States and the use of existing credit facilities to fund the $1.13 billion acquisition of Sauflon in August 2014. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities, will fund the fiscal second quarter redemption of the loan notes issued for the Sauflon acquisition and fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends. However, depending on the size or timing of these business activities, we may seek to raise additional debt financing.

Selected Statistical Information – Percentage of Sales and Growth

	Percentage of Sales		2015 vs 2014 % Change
Three Months Ended January 31,	2015	2014
Net sales	100%	100%	10%
Cost of sales	38%	35%	19%
Gross profit	62%	65%	5%
Selling, general and administrative expense	39%	39%	10%
Research and development expense	4%	4%	3%
Amortization of intangibles	3%	2%	81%
Operating income	16%	20%	(10)%
Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Our consolidated net sales grew by $40.2 million or 10% in the three months ended January 31, 2015:

Three Months Ended January 31,
($ in millions)	2015	2014	2015 vs 2014 % Change
CooperVision	$369.3	$326.3	13%
CooperSurgical	75.9	78.7	(4)%
	$445.2	$405.0	10%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

CooperVision’s silicone hydrogel Biofinity brand spherical, toric and multifocal contact lenses, Avaira brand spherical and toric lenses and MyDay brand spherical lenses, are manufactured using proprietary Aquaform technology to increase oxygen transmissibility for longer wear. CooperVision's clariti brand provides monthly and single-use silicone hydrogel contact lens products in spherical, toric and multifocal designs. We believe the clariti single-use silicone hydrogel lens products provide a competitive advantage in approved markets as clariti is the first and only single-use silicone hydrogel lens available in all vision correction categories - spherical, toric and multifocal.

CooperVision net sales for the fiscal first quarter of 2015 increased 13% from the prior year period. CooperVision net sales growth included increases in total sphere lenses up 8%, representing 54% of net sales, down from 57% in the prior year period, on sales of clariti and Biofinity products. Total toric lenses grew 7%, representing 29% of net sales, compared to 31% in the prior year period, on sales of Biofinity and clariti products. Total multifocal lenses grew 26% to 12% of net sales up from 10% in the prior year period on increased sales of Biofinity monthly and Proclear single-use multifocal products as well as clariti lenses. Total silicone hydrogel products, including clariti and MyDay, our single-use silicone hydrogel lenses, grew 27%, representing 53% of net sales compared to 47% in the prior year period. CooperVision's older conventional lens products declined 20% and represented 2% of net sales, the same as in the prior year period.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision Net Sales by Geography

Three Months Ended January 31,
($ in millions)	2015	2014	% Change
Americas	$158.5	$140.7	13%
EMEA	147.6	117.9	25%
Asia Pacific	63.2	67.7	(7)%
	$369.3	$326.3	13%
Americas net sales growth was primarily due to market gains of Biofinity and clariti silicone hydrogel contact lenses. EMEA net sales growth was primarily driven by sales of clariti and MyDay silicone hydrogel lenses. The increase in EMEA net sales was partially offset by the negative impact from the weakening of foreign currencies as compared to the United States dollar. Net sales in the Asia Pacific region decreased 7% due to the negative impact of the weakening of the Japanese yen compared to the United States dollar. Excluding the impact of currency, sales in the Asia Pacific region grew on market gains of silicone hydrogel lenses, including Biofinity, clariti and MyDay.
CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold, including recently introduced silicone hydrogel products and products from the acquisition of Sauflon. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.
CooperSurgical Net Sales
CooperSurgical supplies the market for women's healthcare with a diversified portfolio of products for use in surgical and other medical procedures that are performed primarily by obstetricians and gynecologists in hospitals, surgical centers, fertility clinics and in the medical office. Fertility products include highly specialized products that target in vitro fertilization (IVF) treatment with a goal to make fertility treatment safer, more efficient and convenient.

Three Months Ended January 31, ($ in millions)	2015	% Net Sales	2014	% Net Sales	% Change
Office and surgical procedures	$50.8	67%	$50.8	65%	—%
Fertility	25.0	33%	27.9	35%	(10)%
	$75.8	100%	$78.7	100%	(4)%

CooperSurgical's net sales of medical office and surgical procedures in the three-month period were flat compared to the prior year period due to declines in sales of medical equipment offset by growth in sales of disposable products. Despite a very small growth in unit sales of fertility product, net sales declined as compared to the prior year period primarily due to the negative impact of foreign currency changes.

CooperSurgical’s sales primarily include women’s healthcare products used in fertility procedures and by gynecologists and obstetricians. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix, primarily sales of fertility products, along with average realized prices on disposable products influenced sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales
Three Months Ended January 31,	2015	2014
CooperVision	62%	65%
CooperSurgical	64%	63%
Consolidated	62%	65%
CooperVision's gross margin decline in the three-month period as compared to the prior year period was primarily due to product rationalization costs, primarily equipment, and the negative effects of foreign currency changes. Gross margin was negatively impacted in the period by equipment charges to rationalize products, primarily our hydrogel lenses, based on our review of Sauflon's products, materials and manufacturing processes. Foreign currency unfavorably impacted gross margin as we reported lower net sales due to the weakening of foreign currencies as compared to the United States dollar. The decrease in gross margin was partially offset by the increase in sales of higher margin Biofinity products.
The increase in CooperSurgical’s gross margin in the three-month period as compared to the prior year period is primarily due to product mix, including increased sales of higher margin disposable products and by decreased sales of lower margin medical equipment within fertility products. Sales of fertility products with lower gross margins now represent 33% of net sales in the three-month period, as compared to 35% in the prior year period.
Selling, General and Administrative Expense (SGA)

Three Months Ended January 31, ($ in millions)	2015	% Net Sales	2014	% Net Sales	% Change
CooperVision	$132.2	36%	$112.0	34%	18%
CooperSurgical	28.0	37%	29.4	37%	(4)%
Corporate	13.3	—	16.7	—	(20)%
	$173.5	39%	$158.1	39%	10%
The increase in CooperVision's SGA in absolute dollars and as a percentage of net sales in the fiscal 2015 period as compared to the fiscal 2014 period is primarily due to operating expenses of Sauflon and approximately $5.9 million of integration costs, largely made up of legal and professional fees. In addition to the integration activities related to Sauflon, CooperVision continues to invest in sales and marketing, including headcount, to promote our silicone hydrogel products and to reach new customers and support geographic expansion.
The decrease in CooperSurgical's SGA in absolute dollars is primarily due to efficiencies as a result of cost control measures partially offset by about $0.5 million of integration expenses in our fertility business. CooperSurgical continues to invest in sales activities to promote our products and to reach new customers.
The decrease in Corporate SGA in the fiscal 2015 period in absolute dollars is primarily due to lower share-based compensation costs compared to the prior year period primarily attributable to the timing of grants.
Research and Development Expense (R&D)

Three Months Ended January 31, ($ in millions)	2015	% Net Sales	2014	% Net Sales	% Change
CooperVision	$12.7	3%	$12.8	4%	(1)%
CooperSurgical	3.4	5%	2.9	4%	19%
	$16.1	4%	$15.7	4%	3%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The decrease in CooperVision's research and development expense in absolute dollars and as a percentage of net sales is primarily due to the timing of clinical trials. CooperVision's R&D activities are primarily focused on the development of contact lenses and now include Sauflon's R&D activities related to product and manufacturing improvements.
CooperSurgical's research and development expense increased in absolute dollars and as a percentage of net sales primarily due to increasing activity to bring newly acquired products to market along with the shift toward investment in projects to develop new products along with the upgrade of existing products. CooperSurgical's research and development activities include in-vitro fertilization product development and the design and upgrade of surgical procedure devices.
Amortization Expense
Consolidated amortization expense was $13.6 million and $7.5 million in the three-month period ended 2015 and 2014, respectively. The 81% increase was primarily due to acquired intangible assets related to recent acquisitions, primarily the acquisition of Sauflon in August 2014. We expect amortization expense in fiscal 2015 to be approximately $12.2 million in each of the fiscal second through fourth quarters primarily due to intangible assets acquired with Sauflon, offset by intangible assets related to acquired technology which will become fully amortized.
Restructuring Costs
During the fiscal fourth quarter of 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. The 2014 Sauflon Integration Plan activities include workforce reductions, consolidation of duplicative facilities and product rationalization. In the fiscal first quarter of 2015, we recorded in cost of sales $8.7 million of expense arising from equipment rationalization based on our review of products, materials and manufacturing processes of Sauflon. We also recorded to research and development expense $0.1 million for employee termination costs. We expect these activities to be completed by our fiscal first quarter of 2016. We may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods. See the notes to consolidated condensed financial statements for additional information.
Operating Income

Three Months Ended January 31, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
CooperVision	$73.2	20%	$84.1	26%	(13)%
CooperSurgical	13.2	17%	14.2	18%	(7)%
Corporate	(13.3)	—	(16.7)	—	20%
	$73.1	16%	$81.6	20%	(10)%
The consolidated operating income in the fiscal 2015 period decreased in absolute dollars and as a percentage of net sales compared to the prior year period primarily due to the increase in operating expenses of 12%, including restructuring, integration and amortization costs, partially offset by the increase in gross profit of 5%. CooperVision's operating income in the fiscal 2015 period decreased in absolute dollars and as a percentage of net sales primarily due to restructuring, integration and amortization costs primarily related to Sauflon, as discussed above, recorded in cost of sales and operating expenses. CooperSurgical's operating income in the fiscal 2015 period decreased in absolute dollars and as a percentage of net sales due to the decrease in net sales of 4%, partially offset by the decrease in operating expenses of 1%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Expense
Interest expense in the fiscal first quarter of 2015 was $3.9 million, representing a $2.2 million increase, compared to $1.7 million in the prior year period. The increase reflects higher average debt as a result of debt incurred in connection with the August 2014 acquisition of Sauflon. The $700.0 million term loan, entered into on August 4, 2014, the $300.0 million term loan, entered into on September 12, 2013, as well as about $301.5 million drawn on our existing revolving Credit Agreement were outstanding as of January 31, 2015, compared to $300.2 million outstanding as of January 31, 2014.
Other Expense (Income), Net

Three Months Ended January 31, ($ in millions)
	2015	2014
Foreign exchange loss	$1.5	$0.9
Other, net	0.2	(0.4)
	$1.7	$0.5
Provision for Income Taxes
We recorded income tax expense of $5.7 million in the fiscal first quarter of 2015 compared to $7.2 million in the prior year period. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2015 was 8.5%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first quarter of 2014 was 9.1%.

The ETR is below the United States statutory rate as a majority of our taxable income is earned in foreign jurisdictions with lower tax rates. The ratio of domestic taxable income to worldwide taxable income has decreased over recent fiscal years effectively lowering the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where we operate are significantly lower than the statutory rate in the United States.

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $18.8 million and a foreign effective tax rate of approximately 3.5% in our fiscal first quarter of 2015 compared to $22.7 million and a foreign effective tax rate of approximately 4.5% in our fiscal first quarter of 2014. See the notes to consolidated condensed financial statements for additional information.
Share Repurchase
In December 2011, our Board of Directors authorized a share repurchase program and subsequently amended the total repurchase authorization to $500.0 million. The program has no expiration date and may be discontinued at any time. During the fiscal first quarter of 2015, we repurchased 100 thousand shares of our common stock for $16.0 million at an average purchase price of $159.96 per share. At January 31, 2015, we had remaining authorization to repurchase about $169.7 million of our common stock. See the notes to consolidated condensed financial statements for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Three Months Ended January 31,
($ In millions)	2015	2014
Selling, general and administrative expense	$9.7	$13.4
Cost of sales	0.8	0.8
Research and development expense	0.2	0.6
Total share-based compensation expense	$10.7	$14.8
Related income tax benefit	$3.4	$4.9
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.8 million during the three months ended January 31, 2015 and $0.8 million during the three months ended January 31, 2014.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
First Quarter Highlights

•	Operating cash flow $79.8 million compared to $68.6 million in the fiscal first quarter of 2014

•	Expenditures for purchases of property, plant and equipment $65.0 million compared to $61.0 million in the prior year period

•	Total debt increased to $1.4 billion, related to the acquisition of Sauflon, compared to $345.7 million at January 31, 2014

•	Share repurchases under our share repurchase plan $16.0 million, compared to $50.0 million in the prior year period
Comparative Statistics

($ in millions)	January 31, 2015	October 31, 2014
Cash and cash equivalents	$16.4	$25.2
Total assets	$4,335.7	$4,458.3
Working capital	$404.5	$349.4
Total debt	$1,395.3	$1,382.4
Stockholders’ equity	$2,517.0	$2,588.4
Ratio of debt to equity	0.55:1	0.53:1
Debt as a percentage of total capitalization	36%	35%
Operating cash flow - twelve months ended	$466.1	$454.8
Working Capital
Working capital includes $51.7 million and $55.1 million of loan notes at January 31, 2015, and October 31, 2014, respectively, issued related to the acquisition of Sauflon and payable in our fiscal second quarter of 2015. Excluding these loan notes that are reported in short-term debt, the increase in working capital as of January 31, 2015 from the end of fiscal 2014 was primarily due to the increase in inventories, and decreases in accounts payable and short-term debt. The increase was partially offset by decreases in cash and deferred tax assets.
The $8.6 million increase in inventories was primarily related to the increased production of single-use lenses including clariti and MyDay, our single-use silicone hydrogel contact lenses. At January 31, 2015, our inventory months on hand (MOH) were 7.3 after adjusting for equipment rationalization costs related to the acquisition of Sauflon, representing an increase from 7.2 at January 31, 2014 and 6.6 at October 31, 2014. Our unadjusted inventory MOH were 6.9 and 6.1 at January 31, 2015, and October 31, 2014, respectively. Our days sales outstanding (DSO) increased to 57 days at January 31, 2015, compared to 53 days at October 31, 2014 and in the prior year period.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow
Cash flow provided by operating activities in the fiscal first quarter of 2015 continued to be our major source of liquidity, at $79.8 million compared to $68.6 million in the prior year period. Current period results include $61.7 million of net income and non-cash items primarily made up of $42.9 million related to depreciation and amortization, $10.7 million related to share-based compensation, $8.8 million related to gains in currency translation and $13.9 million related to disposals of property, plant and equipment. Results also include changes in operating assets and liabilities, which primarily reflect the increases in inventories, and other assets of $9.2 million, the decreases in receivables and other receivables of $4.2 million, the decreases in accounts payable and other liabilities of $43.8 million, and the increase of $8.1 million relating to taxes. The $11.3 million increase in cash flow provided by operations in fiscal first quarter of 2015 as compared to the same period of fiscal 2014 is primarily due to favorable changes in working capital.
For the three months ended January 31, 2015, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $3.0 million for interest.
For the three months ended January 31, 2014, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $0.7 million for interest.

Investing Cash Flow

Cash used in investing activities of $65.2 million in the fiscal first quarter of 2015 was driven by capital expenditures of $65.0 million, primarily to increase manufacturing capacity.

Cash used in investing activities of $58.1 million in the fiscal first quarter of 2014 was driven by capital expenditures of $61.0 million, primarily to increase manufacturing capacity, partially offset by a $1.4 million insurance recovery related to facility repairs and $1.5 million related to divestitures.

Financing Cash Flow

The changes in cash flows from financing activities primarily relate to borrowings and repayments of debt as well as share repurchases and the effects of share-based compensation awards. Cash used in financing activities of $20.2 million in the fiscal first quarter of 2015 was driven by $16.0 million in payments for share repurchases under our share repurchase plan, $10.8 million for taxes paid related to vested share-based compensation awards, $2.4 million payment for contingent consideration, $2.0 million for purchase of noncontrolling interests, and $0.4 million for distributions to noncontrolling interests. Cash used in financing activities were offset by $11.1 million net borrowings of debt.

Cash used in financing activities of $58.6 million in the fiscal first quarter of 2014 was driven by $50.0 million in payments for repurchases under our share repurchase plan, $8.1 million for share-based compensation awards, a $3.3 million payment for contingent consideration, $0.5 million for net repayments of debt and $0.7 million for distributions to noncontrolling interests. Cash used in financing activities was slightly offset by $4.1 million of proceeds from a construction allowance.

At January 31, 2015, we had $698.5 million available under our existing revolving Credit Agreement. The $700.0 million term loan entered into on August 4, 2014, and the $300.0 million term loan entered into on September 12, 2013, remain outstanding as of January 31, 2015. We are in compliance with our financial covenants including the Interest Coverage Ratio at 55.74 to 1.00 and the Total Leverage Ratio at 2.45 to 1.00. As defined, in both the Credit Agreement and term loans, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement to be at least 3.00 to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to be no higher than 3.75 to 1.00.

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

Estimates and Critical Accounting Policies
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first quarter of 2015, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, for a more complete discussion of our estimates and critical accounting policies.
We performed our annual impairment assessment of goodwill during the fiscal third quarter of 2014, and our analysis indicated that we had no impairment of goodwill. As described in Note 5 in this Quarterly Report on Form 10-Q and Note 1 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.
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
Accounting Pronouncements Recently Adopted

On November 1, 2014, we adopted ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. When a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available, or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 did not have a significant impact on our consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Trademarks

Aquaform®, Avaira®, Biofinity®, MyDay® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ and A Quality of Life Company™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries.  The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated principally debt and receivables denominated in currencies other than the United States dollar, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement and Term Loan may vary with the Eurodollar rate. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. As of January 31, 2015, we have no outstanding interest rate swaps. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, and Note 11 in this Quarterly Report on Form 10-Q for the period ended January 31, 2015.
On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement that will mature on August 4, 2017. There is no amortization of the principal, and we may prepay the loan balances from time to time, in whole or in part, with premium or penalty. At January 31, 2015, $700.0 million remained outstanding on this term loan.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. At January 31, 2015, $300.0 million remained outstanding on this term loan.

Our Credit Agreement, originally entered into on January 12, 2011 and subsequently amended, provides for a multicurrency revolving credit facility in the aggregate commitment amount of $1.0 billion and the aggregate commitment amount may be increased , upon written request by Cooper, by $500.0 million. The maturity date is May 31, 2017. At January 31, 2015, we had $698.5 million available under the revolving Credit Agreement.

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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2015, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of January 31, 2015, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company's share repurchase activity during the three-month period ended January 31, 2015, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
11/1/14 - 11/30/14	—	$—	—	$185,700,000
12/1/14 - 12/31/14	—	$—	—	$185,700,000
1/1/15 - 1/31/15	100,000	$159.96	100,000	$169,700,000
Total	100,000	$159.96	100,000
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The program as amended in December 2012 and December 2013 provides authorization for a total of $500.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At January 31, 2015, the remaining repurchase authorization under the 2012 Share Repurchase Program was approximately $169.7 million.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three months ended January 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2015 and 2014, (iii) Consolidated Condensed Balance Sheets at January 31, 2015 and October 31, 2014, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2015 and 2014 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 6, 2015	/s/ Tina Maloney
Tina Maloney
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three months ended January 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2015 and 2014, (iii) Consolidated Condensed Balance Sheets at January 31, 2015 and October 31, 2014, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2015 and 2014 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.