Form 10-Q
period 2015-04-30
COOPER COMPANIES INC
filed 2015-06-05
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended April 30, 2015

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,589,771 Shares
Class	Outstanding at April 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Periods Ended April 30,
(In thousands, except for earnings per share)
(Unaudited)

	Three Months		Six Months
	2015	2014	2015	2014
Net sales	$434,676	$412,317	$879,847	$817,297
Cost of sales	166,960	143,818	335,780	285,869
Gross profit	267,716	268,499	544,067	531,428
Selling, general and administrative expense	167,583	155,804	341,118	313,892
Research and development expense	16,819	16,295	32,932	32,007
Amortization of intangibles	12,316	7,476	25,911	14,982
Operating income	70,998	88,924	144,106	170,547
Interest expense	4,692	1,558	8,633	3,214
Other income (expense), net	686	455	(1,016)	(57)
Income before income taxes	66,992	87,821	134,457	167,276
Provision for income taxes	5,855	8,185	11,571	15,375
Net income	$61,137	$79,636	$122,886	$151,901
Less: Income attributable to noncontrolling interests	424	476	994	898
Net income attributable to Cooper stockholders	$60,713	$79,160	$121,892	$151,003
Earnings per share attributable to Cooper stockholders - basic	$1.25	$1.65	$2.52	$3.15
Earnings per share attributable to Cooper stockholders - diluted	$1.23	$1.62	$2.48	$3.09
Number of shares used to compute earnings per share:
Basic	48,463	47,919	48,330	47,963
Diluted	49,163	48,754	49,139	48,883
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Periods Ended April 30,
(In thousands)
(Unaudited)

	Three Months		Six Months
	2015	2014	2015	2014
Net income	$61,137	$79,636	$122,886	$151,901
Other comprehensive income (loss):
Foreign currency translation adjustment	34,367	19,962	(79,251)	23,157
Change in value of derivative instruments, net of tax provision of $30 for the six months ended April 30, 2015, and $175 and $397 for the three and six months ended April 30, 2014, respectively	—	274	47	622
Change in minimum pension liability, net of tax	7	7	14	14
Other comprehensive income (loss)	34,374	20,243	(79,190)	23,793
Comprehensive income	95,511	99,879	43,696	175,694
Comprehensive income attributable to noncontrolling interests	(1,105)	(649)	(584)	(647)
Comprehensive income attributable to Cooper stockholders	$94,406	$99,230	$43,112	$175,047
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In thousands, unaudited)

	April 30, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,911	$25,222
Trade accounts receivable, net of allowance for doubtful accounts of $5,450 at April 30, 2015 and $6,025 at October 31, 2014	267,183	276,280
Inventories	402,537	381,474
Deferred tax assets	35,774	40,224
Prepaid expense and other current assets	76,561	68,417
Total current assets	799,966	791,617
Property, plant and equipment, at cost	1,588,778	1,525,917
Less: accumulated depreciation and amortization	627,016	588,592
	961,762	937,325
Goodwill	2,177,551	2,220,921
Other intangibles, net	411,232	453,605
Deferred tax assets	8,554	15,732
Other assets	33,595	39,140
	$4,392,660	$4,458,340
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$242,165	$101,518
Accounts payable	100,545	116,353
Employee compensation and benefits	52,938	67,904
Other current liabilities	139,994	156,407
Total current liabilities	535,642	442,182
Long-term debt	1,105,544	1,280,833
Deferred tax liabilities	69,156	69,525
Accrued pension liability and other	66,581	77,360
Total liabilities	1,776,923	1,869,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 51,513 at April 30, 2015 and 50,983 at October 31, 2014	5,151	5,099
Additional paid-in capital	1,399,461	1,386,800
Accumulated other comprehensive loss	(185,372)	(106,182)
Retained earnings	1,699,268	1,578,823
Treasury stock at cost: 2,923 shares at April 30, 2015 and 2,840 shares at October 31, 2014	(308,842)	(294,662)
Total Cooper stockholders' equity	2,609,666	2,569,878
Noncontrolling interests	6,071	18,562
Stockholders’ equity	2,615,737	2,588,440
	$4,392,660	$4,458,340
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$122,886	$151,901
Depreciation and amortization	87,389	63,145
Decrease in operating capital	(65,358)	(52,504)
Other non-cash items	45,564	32,364
Net cash provided by operating activities	190,481	194,906
Cash flows from investing activities:
Purchases of property, plant and equipment	(118,365)	(122,176)
Net (payments for) proceeds from other investing activities	(752)	1,060
Insurance proceeds received	—	1,359
Net cash used in investing activities	(119,117)	(119,757)
Cash flows from financing activities:
Proceeds from long-term debt	483,400	935,300
Repayments of long-term debt	(658,229)	(935,421)
Net proceeds from (repayments) of short-term debt	135,514	(13,127)
Repurchase of common stock	(15,996)	(50,000)
Payments related to share-based compensation awards	(6,662)	(11,287)
Excess tax benefit from share-based compensation awards	—	4,600
Purchase of shares from noncontrolling interests	(8,557)	—
Dividends on common stock	(1,448)	(1,436)
Distributions to noncontrolling interests	(816)	(1,455)
Payment of contingent consideration	(2,406)	(3,322)
Proceeds from construction allowance	710	6,019
Net cash used in financing activities	(74,490)	(70,129)
Effect of exchange rate changes on cash and cash equivalents	(4,185)	246
Net (decrease) increase in cash and cash equivalents	(7,311)	5,266
Cash and cash equivalents - beginning of period	25,222	77,393
Cash and cash equivalents - end of period	$17,911	$82,659
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
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at April 30, 2015 and October 31, 2014, the consolidated results of its operations for the three and six months ended April 30, 2015 and 2014 and its consolidated condensed cash flows for the six months ended April 30, 2015 and 2014. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and insurance proceeds are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
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
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first half of 2015, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, for a more complete discussion of our estimates and critical accounting policies.
Accounting Pronouncements Issued Not Yet Adopted

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interests (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We do not anticipate the adoption of these amendments,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

which are effective for the Company for the fiscal year beginning on November 1, 2016, will have a material impact on our consolidated results of operations, financial condition or cash flows.

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

Note 2. Acquisitions
Sauflon Acquisition

On August 6, 2014, which we refer to as the Sauflon acquisition date, we completed the acquisition of the entire issued share capital of Sauflon Pharmaceuticals Limited (Sauflon), a privately-owned European manufacturer and distributor of soft contact lenses and solutions, based in Twickenham, United Kingdom. The fair value of the consideration transferred for Sauflon was approximately $1,073.2 million in cash, $1,063.1 million net of cash acquired, and approximately $58.0 million in the form of loan notes issued by Cooper. The loan notes were denominated in British pounds and redeemed and paid in our fiscal second quarter of 2015.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The fair value of assets acquired and liabilities assumed was based upon preliminary valuations, and our estimates and assumptions are subject to change as the valuations are finalized, within the measurement period not to exceed 12 months from the acquisition date. We are currently in the process of verifying data and finalizing information related to the Sauflon valuation and income taxes along with the corresponding effect on goodwill.

The unaudited pro forma financial results presented below for the three and six months ended April 30, 2014, include the effects of pro forma adjustments as if the acquisition occurred on November 1, 2012. The pro forma results were prepared using the acquisition method of accounting and combine the historical results of Cooper and Sauflon for the three and six months ended April 30, 2014, including the effects of the business combination, primarily amortization expense related to the fair value of identifiable intangible assets acquired, and interest expense associated with the financing obtained by Cooper in connection with the acquisition. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

Periods Ended April 30, 2014
(In millions, except per share amounts, unaudited, pro forma)	Three Months	Six Months
Revenue	$459.7	$908.5
Net income attributable to Cooper stockholders	$75.4	$143.7
Diluted earnings per share	$1.55	$2.94

The pro forma results were adjusted to include pre-tax amortization of intangible assets totaling $7.4 million and $14.9 million for the three and six months ended April 30, 2014, respectively, and an additional $1.1 million and $2.3 million of interest expense for the three and six months ended April 30, 2014, respectively.

Note 3. Restructuring and Integration Costs

2014 Sauflon Integration Plan
During the fiscal fourth quarter of 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. These activities include workforce reductions, consolidation of duplicative facilities and product rationalization. We estimate that the total restructuring costs under this plan will be $62.0 million. These costs include about $40.0 million associated with assets, including product rationalization and related equipment disposals and accelerated depreciation, and about $22.0 million associated with employee termination costs and facility lease termination costs. We expect these activities to be completed by our fiscal first quarter of 2016.

In the three and six month periods ended April 30, 2015, we recorded in cost of sales $5.2 million and $13.9 million of expense, respectively, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. In the current three month period, we reduced the accrued employee termination costs in selling, general and administrative expense by $4.5 million based on current estimates of the expected costs and the results of voluntary terminations. We recorded in research and development expense $0.2 million and $0.3 million of employee termination costs in the three and six months ended April 30, 2015, respectively. In addition, Coopervision incurred $8.0 million and $14.1 million of integration costs in the three and six months ended April 30, 2015, respectively, recorded in selling, general and administrative expense.

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

The following table summarizes the restructuring activities by major component for the fiscal year ended October 31, 2014 and the six months ended April 30, 2015:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total

Additions during fiscal 2014	$20.3	$0.5	$15.3	$36.1
Payments during the fiscal year	(0.4)	—	—	(0.4)
Non-cash adjustments (b)	—	—	(15.3)	(15.3)
Balance at October 31, 2014	19.9	0.5	—	20.4
Additions (reductions) during the six months ended April 30, 2015	(4.2)	—	13.9	9.7
Payments during the six months ended April 30, 2015	(2.5)	—	—	(2.5)
Non-cash adjustments (a) (b)	(0.7)	—	(13.9)	(14.6)
Balance as of April 30, 2015	$12.5	$0.5	$—	$13.0
(a) Non-cash adjustments for employee-related costs represent currency translation adjustment.
(b) Non-cash adjustments for product rationalization represent equipment disposals, inventory write-offs and accelerated depreciation.

Note 4. Inventories

(In thousands)	April 30, 2015	October 31, 2014
Raw materials	$76,862	$76,870
Work-in-process	15,730	14,344
Finished goods	309,945	290,260
	$402,537	$381,474
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Intangible Assets

Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2013	$1,048,478	$339,133	$1,387,611
Net additions during the year ended October 31, 2014	857,146	25,543	882,689
Translation	(44,063)	(5,316)	(49,379)
Balance as of October 31, 2014	1,861,561	359,360	2,220,921
Translation	(37,089)	(6,281)	(43,370)
Balance as of April 30, 2015	$1,824,472	$353,079	$2,177,551

We performed our annual impairment assessment in our fiscal third quarter of 2014, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, we will continue to monitor conditions and changes which could indicate that our recorded goodwill may be impaired.

Other Intangible Assets

	As of April 30, 2015		As of October 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$20,541	$3,585	$21,281	$2,937
Technology	317,906	104,306	326,620	93,780
Customer relationships	226,228	96,992	233,246	90,704
License and distribution rights and other	71,511	20,071	73,479	13,600
	636,186	$224,954	654,626	$201,021
Less accumulated amortization and translation	224,954		201,021
Other intangible assets, net	$411,232		$453,605
We estimate that amortization expense for our existing other intangible assets at April 30, 2015, will be $50.7 million in fiscal 2015, $48.1 million in fiscal 2016, $44.8 million in fiscal 2017, $42.9 million in fiscal 2018 and $40.2 million in fiscal 2019.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 6. Debt

(In thousands)	April 30, 2015	October 31, 2014
Short-term:
Loan notes issued for Sauflon acquisition	$—	$55,074
Overdraft and other credit facilities	242,165	46,444
	$242,165	$101,518
Long-term:
Credit agreement	$105,000	$279,500
Term loans	1,000,000	1,000,000
Other	544	1,333
	$1,105,544	$1,280,833
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

At April 30, 2015, we were in compliance with the Interest Coverage Ratio at 42.37 to 1.00 and the Total Leverage Ratio at 2.37 to 1.00.
At April 30, 2015, we had $894.8 million available under the Credit Agreement.
Uncommitted Revolving Lines of Credit on March 24, 2015
On March 24, 2015, we entered into uncommitted line of credit agreements with TD Bank, N.A. and Santander Bank, N.A. These lines of credit have a termination date of March 24, 2016, and each provide revolving loan amounts to Cooper of up to $100.0 million, at the lender's option, with maturity dates of up to ninety days from the loan origination date. Amounts outstanding under these agreements will bear interest at a rate equal to LIBOR for the period plus, 0.90%, payable in arrears on the last day of the period, as defined in the agreements.
On March 31, 2015, we borrowed revolving amounts of $100.0 million from TD Bank and $100.0 million from Santander Bank. At April 30, 2015, we had $200.0 million outstanding under these agreements.

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

At April 30, 2015, we had $300.0 million outstanding under the Term Loan.

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

At April 30, 2015, we had $700.0 million outstanding under this term loan.

Note 7. Income Taxes
Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2015 was 8.6%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first half of 2014 was 9.2%. The ETR is below the United States statutory rate as a majority of our taxable income is earned in foreign jurisdictions with lower tax rates.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At November 1, 2014, Cooper had unrecognized tax benefits of which, if recognized, $32.0 million would impact our ETR. For the six-month period ended April 30, 2015, there were no material changes to the total amount of unrecognized tax benefits.
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
At April 30, 2015, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2011 through 2014. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2011 through 2014.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 8. Earnings Per Share

Periods Ended April 30,	Three Months		Six Months
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income attributable to Cooper stockholders	$60,713	$79,160	$121,892	$151,003
Basic:
Weighted average common shares	48,463	47,919	48,330	47,963
Basic earnings per common share attributable to Cooper stockholders	$1.25	$1.65	$2.52	$3.15
Diluted:
Weighted average common shares	48,463	47,919	48,330	47,963
Effect of potential dilutive common shares	700	835	809	920
Diluted weighted average common shares	49,163	48,754	49,139	48,883
Diluted earnings per common share attributable to Cooper stockholders	$1.23	$1.62	$2.48	$3.09
The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2015	2014	2015	2014
Numbers of stock option shares excluded	123	138	123	164
Range of exercise prices	$162.28	$119.89	$162.28	$119.89-$128.35
Numbers of restricted stock units excluded	1	5	1	6

Note 9. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2014. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Selling, general and administrative expense	$6.2	$6.4	$15.9	$19.8
Cost of sales	0.6	0.5	1.4	1.3
Research and development expense	0.2	0.4	0.4	1.0
Total share-based compensation expense	$7.0	$7.3	$17.7	$22.1
Related income tax benefit	$2.2	$2.3	$5.6	$7.3
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.6 million and $1.4 million during the three and six months ended April 30, 2015, respectively, and $0.5 million and $1.3 million during the three and six months ended April 30, 2014, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 10. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In thousands)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2014	$(92,355)	$(47)	$(13,780)	$(106,182)
Gross change in value for the period	(79,251)	—	14	(79,237)
Reclassification adjustments for loss realized in net income	—	77	—	77
Tax effect for the period	—	(30)	—	(30)
Balance at April 30, 2015	$(171,606)	$—	$(13,766)	$(185,372)

Balance at October 31, 2013	$(4,592)	$(1,033)	$(10,137)	$(15,762)
Gross change in value for the period	23,157	(56)	14	23,115
Reclassification adjustments for loss realized in net income	—	1,075	—	1,075
Tax effect for the period	—	(397)	—	(397)
Balance at April 30, 2014	$18,565	$(411)	$(10,123)	$8,031
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and subsequently amended the total repurchase authorization to $500.0 million of the Company’s common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. The Company did not repurchase shares during the three-month periods ended April 30, 2015 and 2014. For the three months ended January 31, 2015, we repurchased 100 thousand shares of the Company’s common stock for $16.0 million, at an average purchase price of $159.96 per share. During the three months ended January 31, 2014, we repurchased 396 thousand shares for $50.0 million, at an average purchase price of $126.21 per share. At April 30, 2015, approximately $169.7 million remains authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 9, 2015, to stockholders of record on January 23, 2015.
Note 11. Fair Value Measurements
At April 30, 2015 and October 31, 2014, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
We believe that the balances of our revolving debt and term loans approximated their fair values as of April 30, 2015 and October 31, 2014 and are categorized as Level 2 of the fair value hierarchy.
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
The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first half of 2015, within the fair value hierarchy at April 30, 2015, and fiscal year 2014, within the fair value hierarchy at October 31, 2014:

(In millions)	April 30, 2015	October 31, 2014
Assets:
Foreign exchange contracts	$3.9	$0.6
Liabilities:
Interest rate swaps	$—	$0.1
Foreign exchange contracts	5.7	3.3
	$5.7	$3.4

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
Our results of operations for the three and six months ended April 30, 2015 and 2014 reflect the following components of net periodic pension costs:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2015	2014	2015	2014
Service cost	$2,037	$1,769	$4,073	$3,537
Interest cost	1,064	987	2,128	1,975
Expected returns on assets	(1,513)	(1,238)	(3,026)	(2,475)
Amortization of prior service cost	1	6	2	12
Recognized net actuarial loss	247	154	494	308
Net periodic pension cost	$1,836	$1,678	$3,671	$3,357
Cooper contributed $2.5 million to the Plan in the fiscal first half of 2015, and expects to contribute an additional $7.5 million during fiscal 2015. We contributed $3.4 million and $4.5 million to the Plan in the three and six months ended April 30, 2014. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

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

The European Patent Office has set its matter on the issue of validity of the JJVC patent for hearing to begin on July 14, 2015. The German district court has set its matter on CooperVision’s alleged infringement of the JJVC patent for trial on August 18, 2015.

CooperVision denies JJVC’s allegations of infringement and intends to defend the action vigorously and to continue its challenge to the patent before the European Patent Office. We are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

During the period from March 2015 through May 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. Motions to consolidate the cases are pending. CooperVision denies the allegations and intends to defend the actions vigorously. We are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2015	2014	2015	2014
CooperVision net sales by category:
Toric lens	$107,094	$104,763	$215,558	$205,959
Multifocal lens	37,895	35,540	80,364	69,235
Single-use sphere lens	85,105	71,704	169,306	140,476
Non single-use sphere and other	129,509	119,075	263,707	241,715
Total CooperVision net sales	359,603	331,082	728,935	657,385
CooperSurgical net sales	75,073	81,235	150,912	159,912
Total net sales	$434,676	$412,317	$879,847	$817,297
Operating income (loss):
CooperVision	$67,715	$82,618	$140,875	$166,764
CooperSurgical	14,183	18,098	27,406	32,255
Corporate	(10,900)	(11,792)	(24,175)	(28,472)
Total operating income	70,998	88,924	144,106	170,547
Interest expense	4,692	1,558	8,633	3,214
Other income (expense), net	686	455	(1,016)	(57)
Income before income taxes	$66,992	$87,821	$134,457	$167,276

(In thousands)	April 30, 2015	October 31, 2014
Identifiable assets:
CooperVision	$3,699,181	$3,699,614
CooperSurgical	635,393	646,200
Corporate	58,086	112,526
Total	$4,392,660	$4,458,340

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In thousands)	2015	2014	2015	2014
Net sales to external customers by country of domicile:
United States	$197,387	$189,559	$401,262	$377,251
Europe	154,683	131,418	313,750	260,464
Rest of world	82,606	91,340	164,835	179,582
Total	$434,676	$412,317	$879,847	$817,297

(In thousands)	April 30, 2015	October 31, 2014
Long-lived assets by country of domicile:
United States	$514,769	$499,195
Europe	393,899	406,433
Rest of world	53,094	31,697
Total	$961,762	$937,325

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal second quarter of 2015 ended April 30, 2015, and the six months then ended and compare them with the same periods of fiscal 2014. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
Second Quarter Highlights
•Net sales of $434.7 million, up 5% from $412.3 million
•Gross profit $267.7 million, down from $268.5 million
•Operating income $71.0 million, down 20% from $88.9 million
•Diluted earnings per share of $1.23, down from $1.62 per share
•Cash provided by operations $110.6 million, down from $126.3 million
Results in our fiscal second quarter include $5.3 million of expenses primarily due to product and equipment rationalization related to recent acquisitions and $2.5 million of costs associated with the start-up of new manufacturing facilities, recorded in cost of sales; $4.7 million of expenses for restructuring and integration activities and $0.9 million of certain legal costs, included in operating expenses; as well as $12.3 million for amortization of intangible assets. The legal costs relate to third-party intellectual property claims and litigation as well as litigation relating to the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to Unilateral Pricing Policy (UPP).
Six-Month Highlights

•	Net Sales of $879.8 million, up 8% from $817.3 million

•	Gross profit of $544.1 million, up 2% from $531.4 million

•	Operating income $144.1 million, down 16% from $170.5 million

•	Diluted earnings per share of $2.48, down from $3.09 per share

•	Cash provided by operations $190.5 million, down from $194.9 million
Results in the six months ended April 30, 2015 include $14.7 million of expenses primarily due to product and equipment rationalization related to recent acquisitions and $2.5 million of costs associated with the start-up of new manufacturing facilities, recorded in cost of sales; $11.2 million of expenses for restructuring and integration activities and the $0.9 million of certain legal costs discussed above, included in operating expenses; as well as $25.9 million for amortization of intangible assets.
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by foreign currency volatility, European debt concerns and the Affordable Care Act, including the trend of consolidation within the healthcare industry, impact our current performance and continue to represent a risk to our performance for fiscal year 2015.
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

On August 6, 2014, we acquired Sauflon Pharmaceuticals Limited (Sauflon), a privately-held European manufacturer and distributor of soft contact lenses and aftercare solutions. The acquisition of Sauflon expanded our contact lens product portfolio particularly with Sauflon's clariti® 1day brand of single-use silicone hydrogel spherical, toric and multifocal lenses. Clariti lenses received United States FDA clearance in August 2013. Sauflon has a global presence with manufacturing facilities in the United Kingdom and Hungary.
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
We believe that the global market for single-use contact lenses will continue to grow and that competitive silicone hydrogel single-use products represent an opportunity for our business. We compete with clariti and MyDay, our single-use silicone hydrogel lenses, and our Proclear® 1 Day products. Our clariti 1day brand is the first and only single-use silicone hydrogel lenses in the marketplace with a complete line of spherical, toric and multifocal contact lenses. We forecast increasing aggregate demand for our existing and future single-use products. To meet this anticipated demand, in fiscal 2015 we plan to continue the implementation of capital projects to invest in increased single-use manufacturing capacity.
CooperSurgical - Our CooperSurgical business competes in the highly fragmented medical device segment of the women's healthcare market. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring companies and products that complement its business model. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines. CooperSurgical product sales are categorized based on the point of healthcare delivery including products used in medical office and surgical procedures by obstetricians and gynecologists (ob/gyns) that represented 66% of CooperSurgical's net sales in the fiscal second quarter of 2015 compared to 64% in the prior year period. CooperSurgical's remaining sales are products used in fertility clinics that now represent 34% of CooperSurgical's net sales compared to 36% in the prior year period.

Capital Resources - At April 30, 2015, we had $17.9 million in cash, primarily outside the United States, and $894.8 million available under our revolving Credit Agreement. The $700.0 million term loan entered into on August 4, 2014, and the $300.0 million term loan entered into on September 12, 2013, remain outstanding as of April 30, 2015. On March 24, 2015, we entered into two new uncommitted revolving lines of credit with a termination date of March 24, 2016, and a maximum combined capacity of $200.0 million. At April 30, 2015, all $200.0 million was outstanding and the proceeds were utilized to pay down higher interest rate debt on our revolving Credit Agreement.

On April 7, 2015, we paid all of the outstanding loan notes issued to previous holders of Sauflon shares for the Sauflon acquisition in the amount of $51.2 million that were recorded in short term debt. Our current cash balance and availability under existing credit facilities reflects the use of cash outside the United States and the use of existing credit facilities to fund the $1.1 billion acquisition of Sauflon in August 2014. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends. However, depending on the size or timing of these business activities, we may seek to raise additional debt financing.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Statistical Information – Percentage of Sales and Growth

	Three Months			Six Months
	Percentage of Sales		2015 vs 2014 % Change	Percentage of Sales		2015 vs 2014 % Change
Periods Ended April 30,	2015	2014		2015	2014
Net sales	100%	100%	5%	100%	100%	8%
Cost of sales	38%	35%	16%	38%	35%	17%
Gross profit	62%	65%	—%	62%	65%	2%
Selling, general and administrative expense	39%	38%	8%	39%	38%	9%
Research and development expense	4%	4%	3%	4%	4%	3%
Amortization of intangibles	3%	2%	65%	3%	2%	73%
Operating income	16%	22%	(20)%	16%	21%	(16)%
Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.
Our consolidated net sales grew by $22.4 million or 5%, and $62.6 million or 8%, in the three and six months ended April 30, 2015, respectively:

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2015	2014	2015 vs 2014 % Change	2015	2014	2015 vs 2014 % Change
CooperVision	$359.6	$331.1	9%	$728.9	$657.4	11%
CooperSurgical	75.1	81.2	(8)%	150.9	159.9	(6)%
	$434.7	$412.3	5%	$879.8	$817.3	8%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

CooperVision net sales for the fiscal second quarter of 2015 increased 9% from the prior year period. CooperVision net sales growth included increases in total sphere lenses up 6%, representing 55% of net sales compared to 56% in the prior year period, primarily on sales of clariti lenses. Total toric lenses grew 2%, representing 30% of net sales, compared to 32% in the prior year period, on sales of clariti and Biofinity products. Total multifocal lenses grew 7% representing 11% of net sales, the same as in the prior year period, on increased sales of clariti and Biofinity lenses. Total silicone hydrogel products, including clariti, Biofinity, Avaira and MyDay, grew 22%, representing 55% of net sales compared to 49% in the prior year period. CooperVision's older conventional lens products declined 22%, representing 2% of net sales, the same as in the prior year period.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

CooperVision Net Sales by Geography

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2015	2014	% Change	2015	2014	% Change
Americas	$152.5	$142.1	7%	$310.9	$282.8	10%
EMEA	143.3	119.2	20%	290.9	237.1	23%
Asia Pacific	63.8	69.8	(9)%	127.1	137.5	(8)%
	$359.6	$331.1	9%	$728.9	$657.4	11%
Americas net sales growth was primarily due to market gains of Biofinity and clariti silicone hydrogel contact lenses. EMEA net sales growth was primarily driven by sales of clariti and MyDay silicone hydrogel lenses. The increase in EMEA net sales was partially offset by the negative impact from the weakening of foreign currencies as compared to the United States dollar. Net sales in the Asia Pacific region decreased due to the negative impact of the weakening of the Japanese yen compared to the United States dollar. Excluding the impact of currency, sales in the Asia Pacific region grew on market gains of silicone hydrogel lenses, including Biofinity, clariti and MyDay.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Three Months Ended April 30, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
Office and surgical procedures	$49.9	66%	$51.7	64%	(3)%
Fertility	25.2	34%	29.5	36%	(15)%
	$75.1	100%	$81.2	100%	(8)%

Six Months Ended April 30, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
Office and surgical procedures	$100.7	67%	$102.4	64%	(2)%
Fertility	50.2	33%	57.5	36%	(13)%
	$150.9	100%	$159.9	100%	(6)%

CooperSurgical's net sales of medical office and surgical procedures in the three and six month periods decreased compared to the prior year periods due to declines in sales of medical equipment partially offset by growth in sales of disposable products. The net sales decline in fertility products as compared to the prior year periods was primarily due to the negative impact of foreign currency changes. Excluding the impact of currency, sales of fertility products were relatively flat compared to the prior year periods.

CooperSurgical’s sales primarily include women’s healthcare products used in fertility procedures and by gynecologists and obstetricians in office and surgical procedures. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market.

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Six Months
Periods Ended April 30,	2015	2014	2015	2014
CooperVision	61%	65%	61%	65%
CooperSurgical	63%	65%	64%	64%
Consolidated	62%	65%	62%	65%
CooperVision's gross margin declines in the three and six month periods as compared to the prior year periods are primarily due to negative effects of foreign currency changes, product and equipment rationalization costs, and facility start-up costs. Foreign currency unfavorably impacted gross margin as we reported lower net sales due to the weakening of foreign currencies as compared to the United States dollar. Gross margin was negatively impacted in the periods by product and equipment charges to rationalize products, based on our review of Sauflon's products, materials and manufacturing processes. In addition, gross margin was negatively impacted by costs associated with the start-up of new manufacturing facilities. The decrease in gross margin was partially offset by the increase in sales of higher margin Biofinity products.
The decrease in CooperSurgical’s gross margin in the three month period as compared to the prior year period is primarily due to product mix including the decrease, as a percentage of net sales, of fertility products that have lower gross margins.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selling, General and Administrative Expense (SGA)

Three Months Ended April 30, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
CooperVision	$130.7	36%	$116.5	35%	12%
CooperSurgical	26.0	35%	27.5	34%	(6)%
Corporate	10.9	—	11.8	—	(8)%
	$167.6	39%	$155.8	38%	8%

Six Months Ended April 30, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
CooperVision	$262.9	36%	$228.5	35%	15%
CooperSurgical	54.0	36%	56.9	36%	(5)%
Corporate	24.2	—	28.5	—	(15)%
	$341.1	39%	$313.9	38%	9%
The increase in CooperVision's SGA in absolute dollars and as a percentage of net sales in the fiscal 2015 periods as compared to the fiscal 2014 periods is primarily due to operating expenses of Sauflon and approximately $4.5 million and $10.4 million of integration costs in the three and six month periods, respectively, largely made up of legal and professional fees related to Sauflon restructuring and integration activities. In addition, CooperVision continues to invest in sales and marketing, including headcount, to promote our silicone hydrogel products and to reach new customers and support geographic expansion.
The decrease in CooperSurgical's SGA in absolute dollars is primarily due to efficiencies as a result of cost control measures partially offset by about $0.9 million and $1.4 million of integration expenses in our fertility business in the three and six month periods, respectively. CooperSurgical continues to invest in sales activities to promote our products and to reach new customers.
The decrease in Corporate SGA in the fiscal 2015 period in absolute dollars is primarily due to lower share-based compensation costs compared to the prior year period primarily attributable to the timing of grants.
Research and Development Expense (R&D)

Three Months Ended April 30, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
CooperVision	$12.9	4%	$12.6	4%	3%
CooperSurgical	3.9	5%	3.7	5%	4%
	$16.8	4%	$16.3	4%	3%

Six Months Ended April 30, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
CooperVision	$25.6	4%	$25.4	4%	1%
CooperSurgical	7.3	5%	6.6	4%	11%
	$32.9	4%	$32.0	4%	3%
The increase in CooperVision's research and development expense in absolute dollars in the three and six month periods is primarily due to inclusion of Sauflon's R&D activities offset by lower personnel costs. CooperVision's R&D activities are primarily focused on the development of contact lenses and now include Sauflon's R&D activities related to product and manufacturing improvements.
CooperSurgical's research and development expense increased in absolute dollars in both periods and as a percentage of net sales in the six-month period primarily due to increasing activity to bring newly acquired products to market

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

along with increased investment in projects to develop new products along with the upgrade of existing products. CooperSurgical's research and development activities include in-vitro fertilization product development and the design and upgrade of surgical procedure devices.
Amortization Expense
Consolidated amortization expense was $12.3 million and $25.9 million in the three and six month periods ended April 30, 2015, respectively, compared to $7.5 million and $15.0 million in the three and six month periods ended April 30, 2014, respectively. The increases over the prior year were primarily due to acquired intangible assets related to recent acquisitions, primarily the acquisition of Sauflon in August 2014. We expect amortization expense in fiscal 2015 to be approximately $12.4 million in each of the third and fourth quarters primarily due to intangible assets acquired with Sauflon, partially offset by intangible assets related to acquired technology which are now fully amortized.
Restructuring Costs
During the fiscal fourth quarter of 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. The 2014 Sauflon Integration Plan activities include workforce reductions, consolidation of duplicative facilities and product rationalization. We estimate that the total restructuring costs under this plan will be $62.0 million, as discussed in Note 2 of our notes to consolidated condensed financial statements. In the three and six month periods ended April 30, 2015, we recorded in cost of sales $5.2 million and $13.9 million of expense, respectively, arising from product and equipment rationalization based on our review of products, materials and manufacturing processes of Sauflon. In the fiscal second quarter of 2015, we reduced the accrued employee termination costs in selling, general and administrative expense by $4.5 million based on current estimates of the expected costs and the results of voluntary terminations. We recorded in research and development expense $0.2 million and $0.3 million of employee termination costs in the three and six months ended April 30, 2015, respectively. We expect these activities to be completed by our fiscal first quarter of 2016. We may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods. See the notes to consolidated condensed financial statements for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Income

Three Months Ended April 30, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
CooperVision	$67.7	19%	$82.6	25%	(18)%
CooperSurgical	14.2	19%	18.1	22%	(22)%
Corporate	(10.9)	—	(11.8)	—	8%
	$71.0	16%	$88.9	22%	(20)%

Six Months Ended April 30, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
CooperVision	$140.9	19%	$166.8	25%	(16)%
CooperSurgical	27.4	18%	32.2	20%	(15)%
Corporate	(24.2)	—	(28.5)	—	15%
	$144.1	16%	$170.5	21%	(16)%
Consolidated operating income in the fiscal 2015 periods decreased in absolute dollars and as a percentage of net sales compared to the prior year periods primarily due to the increase in operating expenses of 10% and 11% in the three and six month periods, respectively, including restructuring, integration and amortization costs. CooperVision's operating income in the fiscal 2015 periods decreased in absolute dollars and as a percentage of net sales primarily due to restructuring, integration and amortization costs primarily related to Sauflon, as discussed above, recorded in cost of sales and operating expenses. CooperSurgical's operating income in the fiscal 2015 periods decreased in absolute dollars and as a percentage of net sales due to the decrease in net sales of 8% and 6% in the three and six month periods, respectively, partially offset by the decrease in operating expenses of 3% and 2% in the three and six month periods, respectively.
Interest Expense

Interest expense in the fiscal second quarter of 2015 was $4.7 million, representing a $3.1 million increase, compared to $1.6 million in the prior year period. Interest expense for the first half of fiscal 2015 was $8.6 million, representing a $5.4 million increase, compared to $3.2 million in the prior year period. These increases reflect higher average debt as a result of debt incurred in connection with the August 2014 acquisition of Sauflon as well as higher interest rates on our Credit Agreement as such interest rates vary based on leverage. Total debt was $1.3 billion and $0.3 billion at April 30, 2015 and 2014, respectively. Current period debt outstanding includes $200.0 million on the new uncommitted revolving lines of credit, entered into on March 24, 2015, the $700.0 million term loan, entered into on August 4, 2014, the $300.0 million term loan, entered into on September 12, 2013, as well as about $105.2 million drawn on our revolving Credit Agreement.
Other Income (Expense), Net

Periods Ended April 30,	Three Months		Six Months
($ In millions)	2015	2014	2015	2014
Foreign exchange gain (loss)	$0.8	$—	$(0.7)	$(0.9)
Other, net	(0.1)	0.5	(0.3)	0.8
	$0.7	$0.5	$(1.0)	$(0.1)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Income Taxes
We recorded income tax expense of $11.6 million in the fiscal first half of 2015 compared to $15.4 million in the prior year period. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2015 was 8.6%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first half of 2014 was 9.2%.

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

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $40.2 million and a foreign effective tax rate of approximately 2.3% in our fiscal first half of 2015 compared to $47.7 million and a foreign effective tax rate of approximately 3.4% in our fiscal first half of 2014. See the notes to consolidated condensed financial statements for additional information.
Share Repurchase
In December 2011, our Board of Directors authorized a share repurchase program and subsequently amended the total repurchase authorization to $500.0 million. The program has no expiration date and may be discontinued at any time. We did not repurchase any shares during the fiscal second quarter of 2015 and 2014. During the fiscal first quarter of 2015, we repurchased 100 thousand shares of our common stock for $16.0 million at an average purchase price of $159.96 per share. At April 30, 2015, we had remaining authorization to repurchase about $169.7 million of our common stock. See the notes to consolidated condensed financial statements for additional information.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
($ In millions)	2015	2014	2015	2014
Selling, general and administrative expense	$6.2	$6.4	$15.9	$19.8
Cost of sales	0.6	0.5	1.4	1.3
Research and development expense	0.2	0.4	0.4	1.0
Total share-based compensation expense	$7.0	$7.3	$17.7	$22.1
Related income tax benefit	$2.2	$2.3	$5.6	$7.3
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.6 million and $1.4 million during the three and six months ended April 30, 2015 and $0.5 million and $1.3 million during the three and six months ended April 30, 2014.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Second Quarter Highlights

•	Operating cash flow $110.6 million compared to $126.3 million in the fiscal second quarter of 2014

•	Expenditures for purchases of property, plant and equipment $53.4 million compared to $61.2 million in the prior year period

•	Total debt increased to $1.3 billion, related to the acquisition of Sauflon, compared to $0.3 billion at April 30, 2014
Six-Month Highlights

•	Operating cash flow of $190.5 million compared to $194.9 million in the fiscal first half of 2014

•	Expenditures for purchases of property, plant and equipment $118.4 million compared to $122.2 million in the prior year period

•	Share repurchases under our share repurchase plan $16.0 million, compared to $50.0 million in the prior year period
Comparative Statistics

($ in millions)	April 30, 2015	October 31, 2014
Cash and cash equivalents	$17.9	$25.2
Total assets	$4,392.7	$4,458.3
Working capital	$264.3	$349.4
Total debt	$1,347.7	$1,382.4
Stockholders’ equity	$2,615.7	$2,588.4
Ratio of debt to equity	0.52:1	0.53:1
Debt as a percentage of total capitalization	34%	35%
Operating cash flow - twelve months ended	$450.4	$454.8
Working Capital
The decrease in working capital as of April 30, 2015 from the end of fiscal 2014 was primarily due to the increase in short term debt from the $200.0 million in new revolving lines of credit, borrowed in the fiscal second quarter of 2015, and utilized to pay down higher interest rate debt on our long term revolving Credit Agreement. The increase in short term debt was partially offset by the payment of $51.2 million to settle all the outstanding loan notes issued to previous holders of Sauflon shares for the Sauflon acquisition. The decrease in working capital was also due to decreases in accounts receivable, cash and deferred tax assets partially offset by the increase in inventories and decrease in accounts payable.
The $21.1 million increase in inventories was primarily related to the increased production of single-use lenses including clariti and MyDay, our single-use silicone hydrogel contact lenses. At April 30, 2015, our inventory months on hand (MOH) were 7.6 after adjusting for equipment rationalization costs related to the acquisition of Sauflon and facility start-up costs, representing an increase from 7.2 at April 30, 2014 and 6.6 at October 31, 2014. Our unadjusted inventory MOH were 7.2 and 6.1 at April 30, 2015, and October 31, 2014, respectively. Our days sales outstanding (DSO) increased to 56 days at April 30, 2015, compared to 51 days at April 30, 2014 and 53 days at October 31, 2014.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow
Cash flow provided by operating activities in the fiscal first half of 2015 continued to be our major source of liquidity, at $190.5 million compared to $194.9 million in the prior year period. Current period results include $122.9 million of net income and non-cash items primarily made up of $87.4 million related to depreciation and amortization, $17.7 million related to share-based compensation, $7.4 million related to gains in currency translation and $15.3 million related to impairment of property, plant and equipment. Results also include changes in operating assets and liabilities, which primarily reflect the increases in inventories, and other assets of $23.4 million, the decreases in receivables and other receivables of $9.4 million, the decreases in accounts payable and other liabilities of $42.0 million, and the increase of $10.7 million relating to taxes. The $4.4 million decrease in cash flow provided by operations in fiscal first half of 2015 as compared to the same period of fiscal 2014 is primarily due to the net effect of increase in non-cash items, as well as the decrease in net income.
For the six months ended April 30, 2015, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $6.8 million for interest.
For the six months ended April 30, 2014, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $1.2 million for interest.

Investing Cash Flow

Cash used in investing activities of $119.1 million in the fiscal first half of 2015 was driven by capital expenditures of $118.4 million, primarily to increase manufacturing capacity.

Cash used in investing activities of $119.8 million in the fiscal first half of 2014 was driven by capital expenditures of $122.2 million, primarily to increase manufacturing capacity, partially offset by a $1.4 million insurance recovery related to facility repairs and $1.0 million related to divestitures.

Financing Cash Flow

The changes in cash flows from financing activities primarily relate to borrowings and repayments of debt as well as share repurchases and the effects of share-based compensation awards. Cash used in financing activities of $74.5 million in the fiscal first half of 2015 was driven by $39.3 million net repayment of debt, $16.0 million in payments for share repurchases in the fiscal first quarter of 2015 under our share repurchase plan, $8.6 million for purchase of noncontrolling interests, net payment of $6.7 million related to vested share-based compensation awards, $2.4 million payment for contingent consideration, dividend payments on common stock of $1.4 million and $0.8 million for distributions to noncontrolling interests. Net repayment of debt in the period includes the payment of $51.2 million to settle all the outstanding loan notes issued for the Sauflon acquisition.

Cash used in financing activities of $70.1 million in the fiscal first half of 2014 was driven by $50.0 million in payments for share repurchases in the fiscal first quarter of 2014 under our share repurchase plan, $13.2 million for net repayments of debt, which includes the loan notes issued for the Sauflon acquisition, $6.7 million for share-based compensation awards, a $3.3 million payment for contingent consideration, $1.4 million for dividends and $1.5 million for distributions to noncontrolling interests. Cash used in financing activities was offset by $6.0 million of proceeds from a construction allowance.

At April 30, 2015, we had $894.8 million available under our revolving Credit Agreement. The $200.0 million borrowed on the new revolving lines of credit, the $700.0 million term loan entered into on August 4, 2014, and the $300.0 million term loan entered into on September 12, 2013, were outstanding as of April 30, 2015. We are in compliance with our financial covenants including the Interest Coverage Ratio at 42.37 to 1.00 and the Total Leverage Ratio at 2.37 to 1.00. As defined, in both the Credit Agreement and term loans, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement to be at least 3.00 to 1.00 and the Total

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to be no higher than 3.75 to 1.00.
Estimates and Critical Accounting Policies
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first half of 2015, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, for a more complete discussion of our estimates and critical accounting policies.
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
Accounting Pronouncements Issued Not Yet Adopted

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interests (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We do not anticipate the adoption of these amendments, which are effective for the Company for the fiscal year beginning on November 1, 2016, will have a material impact on our consolidated results of operations, financial condition or cash flows.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the Eurodollar rate. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. As of April 30, 2015, we have no outstanding interest rate swaps. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, and Note 11 in this Quarterly Report on Form 10-Q for the period ended April 30, 2015.
On March 24, 2015, we entered into two uncommitted line of credit agreements that have termination dates of March 24, 2016, and provide revolving loan amounts of up to $100.0 million each with maturity dates of up to ninety days from the loan origination date. At April 30, 2015, we had $200.0 million outstanding under these facilities.
On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement that will mature on August 4, 2017. There is no amortization of the principal, and we may prepay the loan balances from time to time, in whole or in part, with premium or penalty. At April 30, 2015, $700.0 million remained outstanding on this term loan.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. At April 30, 2015, $300.0 million remained outstanding on this term loan.

Our Credit Agreement, originally entered into on January 12, 2011 and subsequently amended, provides for a multicurrency revolving credit facility in the aggregate commitment amount of $1.0 billion and the aggregate commitment amount may be increased , upon written request by Cooper, by $500.0 million. The maturity date is May 31, 2017. At April 30, 2015, we had $894.8 million available under the revolving Credit Agreement.

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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2015, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

As of April 30, 2015, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The European Patent Office has set its matter on the issue of validity of the JJVC patent for hearing to begin on July 14, 2015. The German district court has set its matter on CooperVision’s alleged infringement of the JJVC patent for trial on August 18, 2015.

CooperVision denies JJVC’s allegations of infringement and intends to defend the action vigorously and to continue its challenge to the patent before the European Patent Office. We are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

During the period from March 2015 through May 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. Motions to consolidate the cases are pending. CooperVision denies the allegations and intends to defend the actions vigorously. We are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company's share repurchase activity during the three-month period ended April 30, 2015, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
2/1/15 - 2/28/15	—	$—	—	$169,700,000
3/1/15 - 3/31/15	—	$—	—	$169,700,000
4/1/15 - 4/30/15	—	$—	—	$169,700,000
Total	—	$—	—
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The program as amended in December 2012 and December 2013 provides authorization for a total of $500.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At April 30, 2015, the remaining repurchase authorization under the 2012 Share Repurchase Program was approximately $169.7 million.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and six months ended April 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2015 and 2014, (iii) Consolidated Condensed Balance Sheets at April 30, 2015 and October 31, 2014, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2015 and 2014 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 5, 2015	/s/ Tina Maloney
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and six months ended April 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2015 and 2014, (iii) Consolidated Condensed Balance Sheets at April 30, 2015 and October 31, 2014, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2015 and 2014 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.