Form 10-Q
period 2015-07-31
COOPER COMPANIES INC
filed 2015-09-04
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended July 31, 2015

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,613,895 Shares
Class	Outstanding at July 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Periods Ended July 31,
(In thousands, except for earnings per share)
(Unaudited)

	Three Months		Nine Months
	2015	2014	2015	2014
Net sales	$461,678	$432,482	$1,341,524	$1,249,779
Cost of sales	188,791	151,892	524,570	437,761
Gross profit	272,887	280,590	816,954	812,018
Selling, general and administrative expense	191,783	161,203	532,901	475,095
Research and development expense	18,298	16,070	51,229	48,077
Amortization of intangibles	12,495	6,752	38,406	21,735
Operating income	50,311	96,565	194,418	267,111
Interest expense	4,690	1,499	13,323	4,713
Other expense, net	1,020	683	2,037	739
Income before income taxes	44,601	94,383	179,058	261,659
(Benefit from) provision for income taxes	(642)	5,711	10,929	21,087
Net income	$45,243	$88,672	$168,129	$240,572
Less: Income attributable to noncontrolling interests	292	605	1,285	1,502
Net income attributable to Cooper stockholders	$44,951	$88,067	$166,844	$239,070
Earnings per share attributable to Cooper stockholders - basic	$0.92	$1.83	$3.45	$4.98
Earnings per share attributable to Cooper stockholders - diluted	$0.91	$1.80	$3.39	$4.89
Number of shares used to compute earnings per share:
Basic	48,600	48,042	48,421	47,990
Diluted	49,244	48,922	49,157	48,901
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Periods Ended July 31,
(In thousands)
(Unaudited)

	Three Months		Nine Months
	2015	2014	2015	2014
Net income	$45,243	$88,672	$168,129	$240,572
Other comprehensive income (loss):
Foreign currency translation adjustment	17,225	(8,989)	(62,027)	14,168
Change in value of derivative instruments, net of tax provision of $30 for the nine months ended July 31, 2015, and $144 and $541 for the three and nine months ended July 31, 2014, respectively	—	225	47	846
Change in minimum pension liability, net of tax	7	7	22	22
Other comprehensive income (loss)	17,232	(8,757)	(61,958)	15,036
Comprehensive income	62,475	79,915	106,171	255,608
Comprehensive loss (income) attributable to noncontrolling interests	118	(471)	(466)	(1,118)
Comprehensive income attributable to Cooper stockholders	$62,593	$79,444	$105,705	$254,490
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In thousands, unaudited)

	July 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,005	$25,222
Trade accounts receivable, net of allowance for doubtful accounts of $5,479 at July 31, 2015 and $6,025 at October 31, 2014	280,160	276,280
Inventories	405,966	381,474
Deferred tax assets	38,993	40,224
Prepaid expense and other current assets	72,568	68,417
Total current assets	814,692	791,617
Property, plant and equipment, at cost	1,642,574	1,525,917
Less: accumulated depreciation and amortization	667,698	588,592
	974,876	937,325
Goodwill	2,189,153	2,220,921
Other intangibles, net	402,286	453,605
Deferred tax assets	8,602	15,732
Other assets	33,073	39,140
	$4,422,682	$4,458,340
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$237,558	$101,518
Accounts payable	114,479	116,353
Employee compensation and benefits	61,714	67,904
Other current liabilities	115,836	156,407
Total current liabilities	529,587	442,182
Long-term debt	1,070,299	1,280,833
Deferred tax liabilities	67,922	69,525
Accrued pension liability and other	60,939	77,360
Total liabilities	1,728,747	1,869,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 51,537 at July 31, 2015 and 50,983 at October 31, 2014	5,154	5,099
Additional paid-in capital	1,416,639	1,386,800
Accumulated other comprehensive loss	(168,140)	(106,182)
Retained earnings	1,742,761	1,578,823
Treasury stock at cost: 2,923 shares at July 31, 2015 and 2,840 shares at October 31, 2014	(308,842)	(294,662)
Total Cooper stockholders' equity	2,687,572	2,569,878
Noncontrolling interests	6,363	18,562
Stockholders’ equity	2,693,935	2,588,440
	$4,422,682	$4,458,340
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 31,
(In thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$168,129	$240,572
Depreciation and amortization	141,298	95,647
Decrease in operating capital	(59,870)	(60,938)
Other non-cash items	36,892	27,486
Net cash provided by operating activities	286,449	302,767
Cash flows from investing activities:
Purchases of property, plant and equipment	(184,713)	(177,936)
Net (payments for) proceeds from other investing activities	(1,178)	754
Insurance proceeds received	—	1,359
Net cash used in investing activities	(185,891)	(175,823)
Cash flows from financing activities:
Proceeds from long-term debt	714,300	1,362,900
Repayments of long-term debt	(924,329)	(1,363,061)
Net proceeds from (repayments of) short-term debt	131,548	(3,735)
Repurchase of common stock	(15,996)	(50,000)
Net (payments) proceeds related to share-based compensation awards	(5,696)	6,880
Excess tax benefit from share-based compensation awards	9,100	15,000
Purchase of shares from noncontrolling interests	(8,639)	—
Dividends on common stock	(1,448)	(1,436)
Distributions to noncontrolling interests	(816)	(1,678)
Payment of contingent consideration	(2,906)	(3,820)
Proceeds from construction allowance	710	8,865
Net cash used in financing activities	(104,172)	(30,085)
Effect of exchange rate changes on cash and cash equivalents	(4,603)	(466)
Net (decrease) increase in cash and cash equivalents	(8,217)	96,393
Cash and cash equivalents - beginning of period	25,222	77,393
Cash and cash equivalents - end of period	$17,005	$173,786
Supplemental disclosures of cash flow information:
Cash paid for:
Litigation settlement charge	$17,000	$—
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
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at July 31, 2015 and October 31, 2014, the consolidated results of its operations for the three and nine months ended July 31, 2015 and 2014 and its consolidated condensed cash flows for the nine months ended July 31, 2015 and 2014. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions and insurance proceeds are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
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
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first nine months of 2015, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, for a more complete discussion of our estimates and critical accounting policies.
Accounting Pronouncements Issued Not Yet Adopted

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We do not anticipate the adoption of these amendments,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

which are effective for the Company for the fiscal year beginning on November 1, 2016, will have a material impact on our consolidated results of operations, financial condition or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year beginning on November 1, 2018.
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

Note 2. Acquisitions
Sauflon Acquisition

On August 6, 2014, which we refer to as the Sauflon acquisition date, we completed the acquisition of the entire issued share capital of Sauflon Pharmaceuticals Limited (Sauflon), a privately-owned European manufacturer and distributor of soft contact lenses and solutions, that was based in Twickenham, United Kingdom. The fair value of the consideration transferred for Sauflon was approximately $1,073.2 million in cash, $1,063.1 million net of cash acquired, and approximately $58.0 million in the form of loan notes issued by Cooper. The loan notes were denominated in British pounds and redeemed and paid in our fiscal second quarter of 2015.

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

The following table summarizes our consideration paid for Sauflon and the allocation of the purchase price to assets acquired and liabilities assumed. We repaid substantially all of the acquired debt concurrently with the acquisition with our available funds.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Useful Lives of
(In millions)	Intangible Assets	Fair Value
Goodwill		$856.2

Trademarks	10 years	$7.2
Technology	10 years	138.2
Customer relationships	15 years	39.3
License and distribution rights and other	2 to 5 years	51.6
In-process research and development	N/A	43.1
Purchased intangible assets		$279.4

Cash and cash equivalents		$10.1
Property, plant and equipment		83.9
Inventories		36.2
Trade accounts receivable		42.3
Other current assets		6.9
Debt		(85.1)
Accounts payable		(23.6)
Long term deferred tax liabilities		(56.7)
Other creditors and current liabilities		(18.5)
Net tangible liabilities		$(4.5)

Total purchase consideration		$1,131.1

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

The unaudited pro forma financial results presented below for the three and nine months ended July 31, 2014, include the effects of pro forma adjustments as if the acquisition occurred on November 1, 2012. The pro forma results were prepared using the acquisition method of accounting and combine the historical results of Cooper and Sauflon for the three and nine months ended July 31, 2014, including the effects of the business combination, primarily amortization expense related to the fair value of identifiable intangible assets acquired, and interest expense associated with the financing obtained by Cooper in connection with the acquisition. The pro forma financial information is presented for

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

Periods Ended July 31, 2014
(In millions, except per share amounts, unaudited, pro forma)	Three Months	Nine Months
Revenue	$481.8	$1,390.2
Net income attributable to Cooper stockholders	$82.9	$226.6
Diluted earnings per share	$1.69	$4.63

The pro forma results were adjusted to include pre-tax amortization of intangible assets totaling $7.4 million and $22.3 million for the three and nine months ended July 31, 2014, respectively, and an additional $1.1 million and $3.4 million of interest expense for the three and nine months ended July 31, 2014, respectively.

Note 3. Restructuring and Integration Costs

2014 Sauflon Integration Plan
During the fiscal fourth quarter of 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. These activities include workforce reductions, consolidation of duplicative facilities and product rationalization. We estimate that the total restructuring costs under this plan will be $104.0 million. The $42.0 million increase over the prior estimate relates to additional manufacturing restructuring activities, primarily related to our hydrogel contact lenses, based on our review of products, materials and manufacturing processes of Sauflon. We expect to complete the activities related to operating expenses in our fiscal first quarter of 2016, and to incur costs related to the manufacturing activities through the end of fiscal 2016.

These costs include approximately $80.0 million associated with assets, including product rationalization and related equipment disposals and accelerated depreciation, about $18.0 million associated with employee termination costs and about $6.0 million associated with facility lease termination costs.

In the three and nine months ended July 31, 2015, we recorded in cost of sales $12.4 million and $26.2 million of expense, respectively, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. In the three months ended July 31, 2015, we recorded in cost of sales $0.3 million of employee termination costs. In the three and nine months ended July 31, 2015, we reduced in selling, general and administrative expense, the accrued employee termination costs by $2.3 million and $6.7 million, respectively, based on current estimates of the expected costs and the results of voluntary terminations; and we recorded $0.3 million of expense for lease termination costs. In the three and nine months ended July 31, 2015, we recorded in research and development expense $0.2 million and $0.5 million of employee termination costs, respectively. In addition, CooperVision incurred $10.7 million and $24.7 million of integration costs in the three and nine months ended July 31, 2015, respectively, included in operating expenses.

In fiscal 2014, we recorded restructuring charges of $20.3 million for employee termination costs; $15.3 million for product rationalization, including inventory write-offs and production-related asset disposals, primarily related to our Avaira Toric contact lenses, based on our review of products, materials and manufacturing processes of Sauflon; and $0.5 million of lease termination costs for facility closures. The product rationalization costs were recorded in cost of sales. Of the employee termination costs, $19.7 million were recorded in selling, general and administrative expense and $0.6 million in research and development expense. The lease termination costs and other related costs were recorded in selling, general and administrative expense. In addition, CooperVision incurred $2.8 million of integration costs included in operating expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

A summary of the total restructuring costs by major component recognized for the fiscal year ended October 31, 2014, and nine months ended July 31, 2015, is as follows:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total
Amounts incurred in:
Year ended October 31, 2014	$20.3	$0.5	$15.3	$36.1
Nine months ended July 31, 2015	(5.9)	0.3	26.2	20.6
Cumulative amounts incurred as of July 31, 2015	$14.4	$0.8	$41.5	$56.7

The following table summarizes the restructuring activities by major component for the fiscal year ended October 31, 2014 and the nine months ended July 31, 2015:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total

Additions during fiscal 2014	$20.3	$0.5	$15.3	$36.1
Payments during the fiscal year	(0.4)	—	—	(0.4)
Non-cash adjustments (b)	—	—	(15.3)	(15.3)
Balance at October 31, 2014	19.9	0.5	—	20.4
Additions (reductions) during the nine months ended July 31, 2015	(5.9)	0.3	26.2	20.6
Payments during the nine months ended July 31, 2015	(5.3)	(0.1)	—	(5.4)
Non-cash adjustments (a) (b)	0.2	(0.1)	(26.2)	(26.1)
Balance as of July 31, 2015	$8.9	$0.6	$—	$9.5
(a) Non-cash adjustments for employee-related and facilities-related costs represent currency translation adjustment.
(b) Non-cash adjustments for product rationalization represent equipment disposals, inventory write-offs and accelerated depreciation.

Note 4. Inventories

(In thousands)	July 31, 2015	October 31, 2014
Raw materials	$78,051	$76,870
Work-in-process	14,471	14,344
Finished goods	313,444	290,260
	$405,966	$381,474
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Intangible Assets

Goodwill

(In thousands)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2013	$1,048,478	$339,133	$1,387,611
Net additions during the year ended October 31, 2014	857,146	25,543	882,689
Translation	(44,063)	(5,316)	(49,379)
Balance as of October 31, 2014	1,861,561	359,360	2,220,921
Net reductions during the nine-month period ended July 31, 2015	(1,189)	(8)	(1,197)
Translation	(23,306)	(7,265)	(30,571)
Balance as of July 31, 2015	$1,837,066	$352,087	$2,189,153

We performed our annual impairment assessment in our fiscal third quarter of 2015, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment assessment in our fiscal third quarter of 2014, and our analysis indicated that we had no impairment of goodwill. We evaluate goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards.

In fiscal 2015 and 2014, we performed a qualitative assessment to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two step impairment test will be performed. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. A reporting unit is the level of reporting at which goodwill is tested for impairment. Our reporting units are the same as our business segments - CooperVision and CooperSurgical - reflecting the way that we manage our business.

Goodwill impairment analysis and measurement is a process that requires significant judgment. If our common stock price trades below book value per share, there are changes in market conditions or a future downturn in our business, or a future annual goodwill impairment test indicates an impairment of our goodwill, we may have to recognize a non-cash impairment of goodwill that could be material and could adversely affect our results of operations in the period recognized and also adversely affect our total assets, stockholders' equity and financial condition.

Other Intangible Assets

	As of July 31, 2015		As of October 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$20,546	$3,938	$21,281	$2,937
Technology	320,447	109,617	326,620	93,780
Customer relationships	226,588	100,463	233,246	90,704
License and distribution rights and other	72,228	23,505	73,479	13,600
	639,809	$237,523	654,626	$201,021
Less accumulated amortization and translation	237,523		201,021
Other intangible assets, net	$402,286		$453,605

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

We estimate that amortization expense for our existing other intangible assets at July 31, 2015, will be $50.9 million in fiscal 2015, $48.5 million in fiscal 2016, $45.2 million in fiscal 2017, $43.3 million in fiscal 2018 and $40.5 million in fiscal 2019.
Note 6. Debt

(In thousands)	July 31, 2015	October 31, 2014
Short-term:
Loan notes issued for Sauflon acquisition	$—	$55,074
Overdraft and other credit facilities	237,558	46,444
	$237,558	$101,518
Long-term:
Credit agreement	$69,800	$279,500
Term loans	1,000,000	1,000,000
Other	499	1,333
	$1,070,299	$1,280,833
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
At July 31, 2015, we were in compliance with the Interest Coverage Ratio at 33.87 to 1.00 and the Total Leverage Ratio at 2.33 to 1.00.
At July 31, 2015, we had $930.0 million available under the Credit Agreement.
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
At July 31, 2015, we had $200.0 million outstanding under these agreements.

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

At July 31, 2015, we had $300.0 million outstanding under the Term Loan.

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

At July 31, 2015, we had $700.0 million outstanding under this term loan.

Note 7. Income Taxes
Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first nine months of 2015 was 6.1%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first nine months of 2014 was 8.1%. The ETR is below the United States statutory rate as a majority of our taxable income is earned in foreign jurisdictions with lower tax rates.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At November 1, 2014, Cooper had unrecognized tax benefits of which, if recognized, $32.0 million would impact our ETR. For the nine-month period ended July 31, 2015, there were no material changes to the total amount of unrecognized tax benefits.
Interest and penalties of $4.1 million have been reflected as a component of the total liability at November 1, 2014. It is our policy to recognize the items of interest and penalties directly related to income taxes as additional income tax expense.
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
At July 31, 2015, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2011 through 2014. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2011 through 2014.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 8. Earnings Per Share

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income attributable to Cooper stockholders	$44,951	$88,067	$166,844	$239,070
Basic:
Weighted average common shares	48,600	48,042	48,421	47,990
Basic earnings per common share attributable to Cooper stockholders	$0.92	$1.83	$3.45	$4.98
Diluted:
Weighted average common shares	48,600	48,042	48,421	47,990
Effect of potential dilutive common shares	644	880	736	911
Diluted weighted average common shares	49,244	48,922	49,157	48,901
Diluted earnings per common share attributable to Cooper stockholders	$0.91	$1.80	$3.39	$4.89
The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2015	2014	2015	2014
Numbers of stock option shares excluded	49	138	123	138
Range of exercise prices	$162.28	$119.89	$162.28	$119.89
Numbers of restricted stock units excluded	1	—	5	1

Note 9. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2014. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Selling, general and administrative expense	$6.2	$6.4	$22.1	$26.2
Cost of sales	0.6	0.5	2.0	1.8
Research and development expense	0.2	0.5	0.7	1.5
Total share-based compensation expense	$7.0	$7.4	$24.8	$29.5
Related income tax benefit	$2.2	$2.3	$7.8	$9.6
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.6 million and $2.0 million during the three and nine months ended July 31, 2015, respectively, and $0.5 million and $1.8 million during the three and nine months ended July 31, 2014, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 10. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In thousands)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2014	$(92,355)	$(47)	$(13,780)	$(106,182)
Gross change in value for the period	(62,027)	—	22	(62,005)
Reclassification adjustments for loss realized in net income	—	77	—	77
Tax effect for the period	—	(30)	—	(30)
Balance at July 31, 2015	$(154,382)	$—	$(13,758)	$(168,140)

Balance at October 31, 2013	$(4,592)	$(1,033)	$(10,137)	$(15,762)
Gross change in value for the period	14,168	(58)	22	14,132
Reclassification adjustments for loss realized in net income	—	1,445	—	1,445
Tax effect for the period	—	(541)	—	(541)
Balance at July 31, 2014	$9,576	$(187)	$(10,115)	$(726)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and subsequently amended the total repurchase authorization to $500.0 million of the Company’s common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. No shares were repurchased during the fiscal third quarter of 2015 and 2014. In the fiscal first quarter of 2015, we repurchased 100 thousand shares of the Company’s common stock for $16.0 million, at an average purchase price of $159.96 per share. In the fiscal first quarter of 2014, we repurchased 396 thousand shares for $50.0 million, at an average purchase price of $126.21 per share. At July 31, 2015, approximately $169.7 million remains authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 9, 2015, to stockholders of record on January 23, 2015. We paid another semiannual dividend of approximately $1.5 million or 3 cents per share on August 6, 2015, to stockholders of record on July 24, 2015 .

Note 11. Fair Value Measurements
At July 31, 2015 and October 31, 2014, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
We believe that the balances of our revolving debt and term loans approximated their fair values as of July 31, 2015 and October 31, 2014 and are categorized as Level 2 of the fair value hierarchy.
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
The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first nine months of 2015, within the fair value hierarchy at July 31, 2015, and fiscal year 2014, within the fair value hierarchy at October 31, 2014:

(In millions)	July 31, 2015	October 31, 2014
Assets:
Foreign exchange contracts	$0.3	$0.6
Liabilities:
Interest rate swaps	$—	0.1
Foreign exchange contracts	0.6	3.3
	$0.6	$3.4

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
Our results of operations for the three and nine months ended July 31, 2015 and 2014 reflect the following components of net periodic pension costs:

Periods Ended July 31,	Three Months		Nine Months
(In thousands)	2015	2014	2015	2014
Service cost	$2,037	$1,768	$6,110	$5,305
Interest cost	1,063	988	3,191	2,963
Expected returns on assets	(1,512)	(1,237)	(4,538)	(3,712)
Amortization of prior service cost	1	6	3	18
Recognized net actuarial loss	246	154	740	462
Net periodic pension cost	$1,835	$1,679	$5,506	$5,036
Cooper contributed $2.5 million and $5.0 million to the Plan in the three and nine months ended July 31, 2015, respectively, and expects to contribute an additional $5.0 million during fiscal 2015. We contributed $1.4 million and $5.8 million to the Plan in the three and nine months ended July 31, 2014. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

Note 13. Contingencies

On or about November 11, 2014, Johnson & Johnson Vision Care (JJVC) filed an action in the district court of Dusseldorf, Germany, against CooperVision GmbH and CooperVision, Inc. (collectively “CooperVision” or “we”) for patent infringement. In the action, JJVC alleged that certain CooperVision products infringe JJVC’s European Patent No. EP 1 754 728 B1, and was seeking damages and to enjoin these products from selling in Germany. We were challenging the validity of the patent before the European Patent Office.

In July 2015, CooperVision made a one-time lump sum payment to JJVC of $17.0 million to settle our existing patent disputes. As a result of the settlement, we withdrew our opposition to the JJVC patent filed before the European Patent Office, and JJVC withdrew its complaint of infringement pending before the district court of Dusseldorf, Germany. The settlement included worldwide, non-exclusive, perpetual and royalty-free cross-licenses between the parties to certain patents including the JJVC patent referenced above. The settlement also included reciprocal covenants not to sue on those patents which were not licensed with respect to each party’s current, core commercialized product offerings, including all silicone hydrogel lenses. Neither party admitted any liability as part of the settlement.

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. CooperVision denies the allegations and intends to defend the actions vigorously. We are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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
Segment information:

Periods Ended July 31,	Three Months		Nine Months
(In thousands)	2015	2014	2015	2014
CooperVision net sales by category:
Toric lens	$114,227	$112,330	$329,784	$318,290
Multifocal lens	42,620	38,393	122,985	107,627
Single-use sphere lens	93,730	73,834	263,037	214,310
Non single-use sphere and other	134,893	125,343	398,599	367,058
Total CooperVision net sales	385,470	349,900	1,114,405	1,007,285
CooperSurgical net sales	76,208	82,582	227,119	242,494
Total net sales	$461,678	$432,482	$1,341,524	$1,249,779
Operating income (loss):
CooperVision	$46,359	$88,386	$187,233	$255,150
CooperSurgical	15,043	18,419	42,451	50,673
Corporate	(11,091)	(10,240)	(35,266)	(38,712)
Total operating income	50,311	96,565	194,418	267,111
Interest expense	4,690	1,499	13,323	4,713
Other expense, net	1,020	683	2,037	739
Income before income taxes	$44,601	$94,383	$179,058	$261,659

(In thousands)	July 31, 2015	October 31, 2014
Identifiable assets:
CooperVision	$3,735,893	$3,699,614
CooperSurgical	628,800	646,200
Corporate	57,989	112,526
Total	$4,422,682	$4,458,340

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Periods Ended July 31,	Three Months		Nine Months
(In thousands)	2015	2014	2015	2014
Net sales to external customers by country of domicile:
United States	$203,019	$196,032	$604,281	$573,282
Europe	173,829	145,543	487,579	406,007
Rest of world	84,830	90,907	249,664	270,490
Total	$461,678	$432,482	$1,341,524	$1,249,779

(In thousands)	July 31, 2015	October 31, 2014
Long-lived assets by country of domicile:
United States	$497,050	$499,195
Europe	418,700	406,433
Rest of world	59,126	31,697
Total	$974,876	$937,325

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

•
A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, including any related to our information systems maintenance or enhancements, integration of acquisitions, natural disasters or other causes.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal third quarter of 2015 ended July 31, 2015, and the nine months then ended and compare them with the same periods of fiscal 2014. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
Third Quarter Highlights
•Net sales of $461.7 million, up 7% from $432.5 million
•Gross profit $272.9 million, down 3% from $280.6 million
•Operating income $50.3 million, down 48% from $96.6 million
•Diluted earnings per share of $0.91, down from $1.80 per share
•Cash provided by operations $96.0 million, down from $107.9 million
Results in our fiscal third quarter include $13.0 million of expenses primarily due to product and equipment rationalization related to recent acquisitions, $2.1 million of costs associated with the start-up of new manufacturing facilities, and $0.2 million of severance costs, all recorded in cost of sales; $9.7 million of expenses for acquisition, restructuring and integration activities and $18.3 million of legal costs, recorded in operating expenses; as well as $12.5 million for amortization of intangible assets. The legal costs include a $17.0 million settlement related to intellectual property claims by Johnson & Johnson Vision Care (JJVC) as well as litigation costs relating to the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to Unilateral Pricing Policy (UPP).
Nine-Month Highlights

•	Net Sales of $1,341.5 million, up 7% from $1,249.8 million

•	Gross profit of $817.0 million, up about 1% from $812.0 million

•	Operating income $194.4 million, down 27% from $267.1 million

•	Diluted earnings per share of $3.39, down from $4.89 per share

•	Cash provided by operations $286.4 million, down from $302.8 million
Results in the nine months ended July 31, 2015 include $27.4 million of expenses primarily due to product and equipment rationalization related to recent acquisitions, $4.6 million of costs associated with the start-up of new manufacturing facilities, and $0.5 million of severance costs, all recorded in cost of sales; $20.9 million of expenses for acquisition, restructuring and integration activities and $19.2 million of certain legal costs, discussed above, recorded in operating expenses; as well as $38.4 million for amortization of intangible assets.
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
Sales of contact lenses utilizing silicone hydrogel materials, a major product material in the industry, have grown significantly. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision markets monthly and two-week silicone hydrogel spherical and toric lens products under our Biofinity®, clariti® and Avaira® brands and a monthly silicone hydrogel multifocal lens under Biofinity. CooperVision markets single-use silicone hydrogel spherical, toric and multifocal lenses under our clariti 1day brand and single-use silicone hydrogel spherical lenses under MyDay®.
We believe that the global market for single-use contact lenses will continue to grow and that competitive silicone hydrogel single-use products represent an opportunity for our business. We compete with clariti and MyDay, our single-use silicone hydrogel lenses, and our Proclear® 1 Day products. Our clariti 1day brand provides the first and only single-use silicone hydrogel lenses in the marketplace with a complete line of spherical, toric and multifocal contact lenses. We forecast increasing aggregate demand for our existing and future single-use products. To meet this anticipated demand, we plan to continue the implementation of capital projects to invest in increased single-use manufacturing capacity.
CooperSurgical - Our CooperSurgical business competes in the highly fragmented medical device segment of the women's healthcare market. CooperSurgical has steadily grown its market presence and distribution system by developing products and acquiring companies and products that complement its business model. In August 2015, CooperSurgical acquired Reprogenetics, a genetics laboratory specializing in preimplantation genetic screening (PGS) and preimplantation genetic diagnosis (PGD) used during the in vitro fertilization (IVF) process. We paid $46.5 million for Reprogenetics and expect the acquisition to be neutral to earnings per share excluding acquisition costs and related amortization through fiscal 2016. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines. CooperSurgical product sales are categorized based on the point of healthcare delivery including products used in medical office and surgical procedures by obstetricians and gynecologists (ob/gyns) that represented 67% of CooperSurgical's net sales in the fiscal third quarter of 2015 compared to 66% in the prior year period. CooperSurgical's remaining sales are products used in fertility clinics that now represent 33% of CooperSurgical's net sales compared to 34% in the prior year period.

Capital Resources - At July 31, 2015, we had $17.0 million in cash, primarily outside the United States, and $930.0 million available under our revolving Credit Agreement. The $700.0 million term loan entered into on August 4, 2014, and the $300.0 million term loan entered into on September 12, 2013, remain outstanding as of July 31, 2015. On March 24, 2015, we entered into two new uncommitted revolving lines of credit with a termination date of March 24, 2016, and a maximum combined capacity of $200.0 million. At July 31, 2015, all $200.0 million was outstanding and the proceeds were utilized to pay down higher interest rate debt on our revolving Credit Agreement.

On July 14, 2015, CooperVision made a one-time lump sum payment to JJVC of $17.0 million to settle our existing patent disputes. As discussed in Note 13 of the notes to consolidated condensed financial statements, the settlement was royalty-free and neither party admitted any liability. On April 7, 2015, we paid all of the outstanding loan notes issued to previous holders of Sauflon shares for the Sauflon acquisition in the amount of $51.2 million that had been recorded in short term debt. Our current cash balance and availability under existing credit facilities reflects the use of cash outside the United States and the use of existing credit facilities to fund the $1.1 billion acquisition of Sauflon in August 2014. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends. However, depending on the size or timing of these business activities, we may seek to raise additional debt financing.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Statistical Information – Percentage of Sales and Growth

	Three Months			Nine Months
	Percentage of Sales		2015 vs 2014 % Change	Percentage of Sales		2015 vs 2014 % Change
Periods Ended July 31,	2015	2014		2015	2014
Net sales	100%	100%	7%	100%	100%	7%
Cost of sales	41%	35%	24%	39%	35%	20%
Gross profit	59%	65%	(3)%	61%	65%	1%
Selling, general and administrative expense	41%	37%	19%	40%	38%	12%
Research and development expense	4%	4%	14%	4%	4%	7%
Amortization of intangibles	3%	2%	85%	3%	2%	77%
Operating income	11%	22%	(48)%	14%	21%	(27)%
Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.
Our consolidated net sales grew by $29.2 million or 7%, and $91.7 million or 7%, in the three and nine months ended July 31, 2015, respectively:

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2015	2014	2015 vs 2014 % Change	2015	2014	2015 vs 2014 % Change
CooperVision	$385.5	$349.9	10%	$1,114.4	$1,007.3	11%
CooperSurgical	76.2	82.6	(8)%	227.1	242.5	(6)%
	$461.7	$432.5	7%	$1,341.5	$1,249.8	7%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

CooperVision net sales for the fiscal third quarter of 2015 increased 10% from the prior year period. CooperVision net sales growth included increases in total sphere lenses up 9%, representing 55% of net sales, the same as in the prior year period, primarily on sales of clariti and MyDay lenses. Total toric lenses grew 2%, representing 30% of net sales, compared to 32% in the prior year period, on sales of clariti and Biofinity products. Total multifocal lenses grew 11% representing 11% of net sales, the same as in the prior year period, primarily on increased sales of Biofinity and clariti lenses. Total silicone hydrogel products, including clariti, Biofinity, Avaira and MyDay, grew 24%, representing 56% of net sales compared to 50% in the prior year period. CooperVision's older conventional lens products declined 21%, representing 2% of net sales, the same as in the prior year period.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

CooperVision Net Sales by Geography

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2015	2014	2015 vs. 2014 % Change	2015	2014	2015 vs. 2014 % Change
Americas	$157.4	$149.5	5%	$468.4	$432.3	8%
EMEA	163.0	133.9	22%	453.9	370.9	22%
Asia Pacific	65.1	66.5	(2)%	192.1	204.1	(6)%
	$385.5	$349.9	10%	$1,114.4	$1,007.3	11%
In the fiscal third quarter of 2015, Americas net sales growth was primarily due to market gains of silicone hydrogel contact lenses including Biofinity, clariti and MyDay partially offset by a decrease in sales of older hydrogel lens products. EMEA net sales growth was primarily driven by sales of clariti and MyDay silicone hydrogel lenses. The increase in EMEA net sales was partially offset by the negative impact from the weakening of foreign currencies as compared to the United States dollar. Net sales in the Asia Pacific region decreased due to the negative impact of the weakening of the Japanese yen compared to the United States dollar. Excluding the impact of currency, sales in the Asia Pacific region grew on market gains of silicone hydrogel lenses, including Biofinity, clariti and MyDay, along with growth in sales of Proclear 1 Day lenses.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Three Months Ended July 31, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
Office and surgical procedures	$51.2	67%	$54.5	66%	(6)%
Fertility	25.0	33%	28.1	34%	(11)%
	$76.2	100%	$82.6	100%	(8)%

Nine Months Ended July 31, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
Office and surgical procedures	$151.9	67%	$156.9	65%	(3)%
Fertility	75.2	33%	85.6	35%	(12)%
	$227.1	100%	$242.5	100%	(6)%

CooperSurgical's net sales of medical office and surgical procedures in the three and nine month periods decreased compared to the prior year periods due to declines in sales of medical equipment partially offset by growth in sales of disposable products. The net sales decline in fertility products as compared to the prior year periods was primarily due to the negative impact of foreign currency changes. Excluding the impact of currency, sales of fertility products increased in the three month period, and remained relatively flat in the nine month period, compared to the prior year periods, respectively.

CooperSurgical’s sales primarily include women’s healthcare products used in fertility procedures and by gynecologists and obstetricians in office and surgical procedures. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market.

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Nine Months
Periods Ended July 31,	2015	2014	2015	2014
CooperVision	58%	65%	60%	65%
CooperSurgical	65%	65%	64%	64%
Consolidated	59%	65%	61%	65%
CooperVision's gross margin declines in the three and nine month periods as compared to the prior year periods are primarily due to negative effects of foreign currency changes, product and equipment rationalization costs and facility start-up costs. Foreign currency unfavorably impacted gross margin as we reported lower net sales due to the weakening of foreign currencies as compared to the United States dollar. Gross margin was negatively impacted in the periods by product and equipment charges to rationalize products, based on our review of Sauflon's products, materials and manufacturing processes. In addition, gross margin was negatively impacted by costs associated with the start-up of new manufacturing facilities. The decrease in gross margin was partially offset by the increase in sales of higher margin products including Biofinity.
CooperSurgical’s gross margin was flat in the three and nine month periods as compared to the prior year periods primarily due to an improved mix of higher margin products offset by the unfavorable impact of foreign currency as we reported lower net sales partially due to the weakening of foreign currencies as compared to the United States dollar.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selling, General and Administrative Expense (SGA)

Three Months Ended July 31, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
CooperVision	$153.2	40%	$122.3	35%	25%
CooperSurgical	27.5	36%	28.7	35%	(4)%
Corporate	11.1	—	10.2	—	8%
	$191.8	41%	$161.2	37%	19%

Nine Months Ended July 31, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
CooperVision	$416.1	37%	$350.8	35%	19%
CooperSurgical	81.5	36%	85.6	35%	(5)%
Corporate	35.3	—	38.7	—	(9)%
	$532.9	40%	$475.1	38%	12%
The increase in CooperVision's SGA in absolute dollars and as a percentage of net sales in the fiscal 2015 periods as compared to the fiscal 2014 periods is primarily due to operating expenses of Sauflon and approximately $7.0 million and $16.5 million of restructuring and integration costs in the three and nine month periods, respectively, largely made up of severance and professional fees related to Sauflon restructuring and integration activities. CooperVision's SGA also included $18.3 million and $19.2 million of litigation settlement and legal costs in the three and nine month periods, respectively, that in turn include the $17.0 million settlement related to intellectual property claims by JJVC, as well as litigation costs relating to the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to UPP. In addition, CooperVision continues to invest in sales and marketing, including headcount, to promote our silicone hydrogel products and to reach new customers and support geographic expansion.
The decrease in CooperSurgical's SGA in absolute dollars is primarily due to efficiencies as a result of cost control measures partially offset by approximately $0.8 million and $2.2 million of integration expenses in our fertility business in the three and nine month periods, respectively. CooperSurgical continues to invest in sales activities to promote our products and to reach new customers.
The decrease in Corporate SGA in absolute dollars for the nine month period of fiscal 2015 as compared to the prior year period is due to lower share-based compensation costs primarily attributable to the timing of grants.
Research and Development Expense (R&D)

Three Months Ended July 31, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
CooperVision	$14.7	4%	$12.5	4%	18%
CooperSurgical	3.6	5%	3.6	4%	—%
	$18.3	4%	$16.1	4%	14%

Nine Months Ended July 31, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
CooperVision	$40.3	4%	$37.9	4%	6%
CooperSurgical	10.9	5%	10.2	4%	7%
	$51.2	4%	$48.1	4%	7%
The increases in CooperVision's research and development expense in absolute dollars in the three and nine month periods as compared to the prior year periods is primarily due to the inclusion of Sauflon's R&D activities and $1.9 million in charges primarily for equipment rationalization in the three months ended July 31, 2015 related to integration

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

activities. CooperVision's R&D activities are primarily focused on the development of contact lenses and now include Sauflon's R&D activities related to product and manufacturing improvements.
CooperSurgical's research and development expense increased as a percentage of net sales in both periods and in absolute dollars in the nine month period primarily due to increased activity to bring newly acquired products to market, increased investment in projects to develop new products and the upgrade of existing products. CooperSurgical's research and development activities include in vitro fertilization product development and the design and upgrade of surgical procedure devices.
Amortization Expense
Consolidated amortization expense was $12.5 million and $38.4 million in the three and nine months ended July 31, 2015, respectively, compared to $6.8 million and $21.7 million in the three and nine months ended July 31, 2014, respectively. The increases over the prior year were primarily due to acquired intangible assets related to recent acquisitions, primarily the acquisition of Sauflon in August 2014. We expect amortization expense in fiscal 2015 to be approximately $12.5 million in the fourth quarter reflecting intangible assets acquired in the Sauflon acquisition, partially offset by intangible assets related to acquired technology which are now fully amortized.
Restructuring Costs
During the fiscal fourth quarter of 2014 and in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. This 2014 Sauflon Integration Plan activities include workforce reductions, consolidation of duplicative facilities and product rationalization. We now estimate that the total restructuring costs under this plan will be $104.0 million, as discussed in Note 3 of our notes to consolidated condensed financial statements. The $42.0 million increase over the prior estimate relates to additional manufacturing restructuring activities, primarily with respect to our hydrogel contact lenses, based on our review of products, materials and manufacturing processes of Sauflon. We expect to complete the activities related to operating expenses in our fiscal first quarter of 2016, and to incur costs related to the manufacturing activities through the end of fiscal 2016.
Pursuant to the 2014 Sauflon Integration Plan, in the three and nine months ended July 31, 2015, we recorded expenses in cost of sales of $12.4 million and $26.2 million, respectively, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. In the three months ended July 31, 2015, we also recorded in cost of sales $0.3 million of employee termination costs. In the three and nine months ended July 31, 2015, we reduced the accrued employee termination costs in selling, general and administrative expense by $2.3 million and $6.7 million, respectively, based on current estimates of the expected costs and the results of voluntary terminations. We recorded in research and development expense $0.2 million and $0.5 million of employee termination costs in the three and nine months ended July 31, 2015, respectively. We recorded in selling, general and administrative expenses $0.3 million for lease termination costs in the three months ended July 31, 2015. We may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods. See the notes to consolidated condensed financial statements for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Income

Three Months Ended July 31, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
CooperVision	$46.4	12%	$88.4	25%	(48)%
CooperSurgical	15.0	20%	18.4	22%	(18)%
Corporate	(11.1)	—	(10.2)	—	(8)%
	$50.3	11%	$96.6	22%	(48)%

Nine Months Ended July 31, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
CooperVision	$187.2	17%	$255.2	25%	(27)%
CooperSurgical	42.5	19%	50.6	21%	(16)%
Corporate	(35.3)	—	(38.7)	—	9%
	$194.4	14%	$267.1	21%	(27)%
Consolidated operating income in the fiscal 2015 periods decreased in absolute dollars and as a percentage of net sales compared to the prior year periods primarily due to increases in operating expenses of 21% and 14% in the three and nine month periods, respectively, including restructuring, integration and amortization costs. CooperVision's operating income in the fiscal 2015 periods decreased in absolute dollars and as a percentage of net sales primarily due to the intellectual property settlement with JJVC along with restructuring, integration and amortization costs primarily related to Sauflon, as discussed above, recorded in cost of sales and operating expenses. CooperSurgical's operating income in the fiscal 2015 periods decreased in absolute dollars and as a percentage of net sales due to the decrease in net sales of 8% and 6% in the three and nine month periods, respectively, partially offset by the decrease in operating expenses of 2% in both the three and nine month periods.
Interest Expense

Interest expense in the fiscal third quarter of 2015 was $4.7 million, representing a $3.2 million increase, compared to $1.5 million in the prior year period. Interest expense for the first nine months of fiscal 2015 was $13.3 million, representing a $8.6 million increase, compared to $4.7 million in the prior year period. These increases reflect higher average debt as a result of debt incurred in connection with the August 2014 acquisition of Sauflon as well as higher interest rates on our revolving Credit Agreement as such interest rates vary based on leverage. Total debt was $1.3 billion and $0.3 billion at July 31, 2015 and 2014, respectively. Current period debt outstanding includes $200.0 million on the new uncommitted revolving lines of credit, entered into on March 24, 2015, the $700.0 million term loan, entered into on August 4, 2014, the $300.0 million term loan, entered into on September 12, 2013, as well as about $70.0 million drawn on our revolving Credit Agreement.
Other Income (Expense), Net

Periods Ended July 31,	Three Months		Nine Months
($ In millions)	2015	2014	2015	2014
Foreign exchange gain (loss)	$(1.8)	$(1.1)	$(2.5)	$(2.0)
Other, net	0.8	0.4	0.5	1.3
	$(1.0)	$(0.7)	$(2.0)	$(0.7)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Income Taxes
We recorded income tax expense of $10.9 million in the fiscal first nine months of 2015 compared to $21.1 million in the prior year period. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first nine months of 2015 was 6.1%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first nine months of 2014 was 8.1%.

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

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $52.3 million and a foreign effective tax rate of approximately 1.4% in our fiscal first nine months of 2015 compared to $74.6 million and a foreign effective tax rate of approximately 2.8% in our fiscal first nine months of 2014. See the notes to consolidated condensed financial statements for additional information.
Share Repurchase
In December 2011, our Board of Directors authorized a share repurchase program and subsequently amended the total repurchase authorization to $500.0 million. The program has no expiration date and may be discontinued at any time. We did not repurchase any shares during the fiscal third quarter of 2015. During the fiscal first quarter of 2015, we repurchased 100 thousand shares of our common stock for $16.0 million at an average purchase price of $159.96 per share. At July 31, 2015, we had remaining authorization to repurchase about $169.7 million of our common stock. See the notes to consolidated condensed financial statements for additional information.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
($ In millions)	2015	2014	2015	2014
Selling, general and administrative expense	$6.2	$6.4	$22.1	$26.2
Cost of sales	0.6	0.5	2.0	1.8
Research and development expense	0.2	0.5	0.7	1.5
Total share-based compensation expense	$7.0	$7.4	$24.8	$29.5
Related income tax benefit	$2.2	$2.3	$7.8	$9.6
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.6 million and $2.0 million during the three and nine months ended July 31, 2015 and $0.5 million and $1.8 million during the three and nine months ended July 31, 2014.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Third Quarter Highlights

•	Operating cash flow $96.0 million compared to $107.9 million in the fiscal third quarter of 2014

•	Expenditures for purchases of property, plant and equipment $66.3 million compared to $55.8 million in the prior year period

•	Total debt increased to $1.3 billion, related to the acquisition of Sauflon, compared to $0.3 billion at July 31, 2014
Nine-Month Highlights

•	Operating cash flow of $286.4 million compared to $302.8 million in the fiscal first nine months of 2014

•	Expenditures for purchases of property, plant and equipment $184.7 million compared to $177.9 million in the prior year period

•	Share repurchases under our share repurchase plan $16.0 million, compared to $50.0 million in the prior year period
Comparative Statistics

($ in millions)	July 31, 2015	October 31, 2014
Cash and cash equivalents	$17.0	$25.2
Total assets	$4,422.7	$4,458.3
Working capital	$285.1	$349.4
Total debt	$1,307.9	$1,382.4
Stockholders’ equity	$2,693.9	$2,588.4
Ratio of debt to equity	0.49:1	0.53:1
Debt as a percentage of total capitalization	33%	35%
Operating cash flow - twelve months ended	$438.5	$454.8
Working Capital
The decrease in working capital as of July 31, 2015 from the end of fiscal 2014 was primarily due to the increase in short term debt from the $200.0 million in new revolving lines of credit, borrowed in the fiscal second quarter of 2015, and utilized to pay down higher interest rate debt on our long term revolving Credit Agreement. Working capital in the current period includes the payment of $51.2 million to settle all the outstanding short term loan notes issued to previous holders of Sauflon shares for the Sauflon acquisition. The decrease in working capital was also due to decreases in cash and deferred tax assets partially offset by the increase in inventories, accounts receivable and other current assets along with the decrease in accounts payable.
The $24.5 million increase in inventories was primarily related to the increased production of single-use lenses including clariti and MyDay, our single-use silicone hydrogel contact lenses. At July 31, 2015, our inventory months on hand (MOH) were 7.0 after adjusting for equipment rationalization costs related to the acquisition of Sauflon and facility start-up costs, the same as at July 31, 2014 and representing an increase from 6.6 at October 31, 2014. Our unadjusted inventory MOH were 6.5 and 6.1 at July 31, 2015, and October 31, 2014, respectively. Our days sales outstanding (DSO) increased to 55 days at July 31, 2015, compared to 53 days at July 31, 2014 and at October 31, 2014.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow
Cash flow provided by operating activities in the fiscal first nine months of 2015 continued to be our major source of liquidity, at $286.4 million compared to $302.8 million in the prior year period. Current period results include $168.1 million of net income and non-cash items primarily made up of $141.3 million related to depreciation and amortization, $24.8 million related to share-based compensation, $9.5 million related to net gains in currency translation and $17.4 million related to impairment of property, plant and equipment. Results also include changes in operating assets and liabilities, which primarily reflect the increases in inventories and other assets of $22.8 million, the increases in trade and other receivables of $3.2 million, the decreases in accounts payable and other liabilities of $34.1 million, and the increase of $4.5 million relating to taxes. The $16.4 million decrease in cash flow provided by operations in the fiscal first nine months of 2015 as compared to the same period of fiscal 2014 is primarily due to the $17.0 million settlement with JJVC in the three months ended July 31, 2015 and the decrease in net income partially offset by the increases in depreciation and amortization.
For the nine months ended July 31, 2015, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $10.3 million for interest.

For the nine months ended July 31, 2014, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $1.8 million for interest.

Investing Cash Flow

Cash used in investing activities of $185.9 million in the fiscal first nine months of 2015 was driven by capital expenditures of $184.7 million, primarily to increase manufacturing capacity.

Cash used in investing activities of $175.8 million in the fiscal first nine months of 2014 was driven by capital expenditures of $177.9 million, primarily to increase manufacturing capacity, offset in small part by a $1.4 million insurance recovery related to facility repairs and $0.7 million related to divestitures and other.

Financing Cash Flow

The changes in cash used in financing activities primarily relate to borrowings and repayments of debt as well as share repurchases and the effects of share-based compensation awards. Cash used in financing activities of $104.2 million in the fiscal first nine months of 2015 was driven by $78.5 million net repayments of debt, $16.0 million in payments for share repurchases in the fiscal first quarter of 2015 under our share repurchase plan, $8.6 million for purchases of noncontrolling interests, net payments of $5.7 million related to vested share-based compensation awards, payments of $2.9 million for contingent consideration, dividend payments on common stock of $1.4 million, and distributions of $0.8 million to noncontrolling interests. Cash used in financing activities was offset by $9.1 million in excess tax benefits from share-based compensation awards. Net repayment of debt in the period include the payment of $51.2 million to settle all the outstanding loan notes issued for the Sauflon acquisition.

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

At July 31, 2015, we had $930.0 million available under our revolving Credit Agreement. The $200.0 million borrowed on the new revolving lines of credit, the $700.0 million term loan entered into on August 4, 2014, and the $300.0 million term loan entered into on September 12, 2013, were outstanding as of July 31, 2015. We are in compliance with our financial covenants including the Interest Coverage Ratio at 33.87 to 1.00 and the Total Leverage Ratio at 2.33 to 1.00.

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
Estimates and Critical Accounting Policies
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first nine months of 2015, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, for a more complete discussion of our estimates and critical accounting policies.
We performed our annual impairment assessment of goodwill during the fiscal third quarter of 2015, and our analysis indicated that we had no impairment of goodwill. As described in Note 5 in this Quarterly Report on Form 10-Q and Note 1 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.
Accounting Pronouncements Issued Not Yet Adopted

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We do not anticipate the adoption of these amendments, which are effective for the Company for the fiscal year beginning on November 1, 2016, will have a material impact on our consolidated results of operations, financial condition or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year beginning on November 1, 2018.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the Eurodollar rate. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. As of July 31, 2015, we have no outstanding interest rate swaps. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, and Note 11 in this Quarterly Report on Form 10-Q for the period ended July 31, 2015.
On March 24, 2015, we entered into two uncommitted line of credit agreements that have termination dates of March 24, 2016, and provide revolving loan amounts of up to $100.0 million each with maturity dates of up to ninety days from the loan origination date. At July 31, 2015, we had $200.0 million outstanding under these facilities.
On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement that will mature on August 4, 2017. There is no amortization of the principal, and we may prepay the loan balances from time to time, in whole or in part, with premium or penalty. At July 31, 2015, $700.0 million remained outstanding on this term loan.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. At July 31, 2015, $300.0 million remained outstanding on this term loan.

Our Credit Agreement, originally entered into on January 12, 2011 and subsequently amended, provides for a multicurrency revolving credit facility in the aggregate commitment amount of $1.0 billion and the aggregate commitment amount may be increased , upon written request by Cooper, by $500.0 million. The maturity date is May 31, 2017. At July 31, 2015, we had $930.0 million available under the revolving Credit Agreement.

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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2015, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of July 31, 2015, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

On or about November 11, 2014, Johnson & Johnson Vision Care (JJVC) filed an action in the district court of Dusseldorf, Germany, against CooperVision GmbH and CooperVision, Inc. (collectively “CooperVision” or “we”) for patent infringement. In the action, JJVC alleged that certain CooperVision products infringe JJVC’s European Patent No. EP 1 754 728 B1, and was seeking damages and to enjoin these products from selling in Germany. We were challenging the validity of the patent before the European Patent Office.

In July 2015, CooperVision made a one-time lump sum payment to JJVC of $17.0 million to settle our existing patent disputes. As a result of the settlement, we withdrew our opposition to the JJVC patent filed before the European Patent Office, and JJVC withdrew its complaint of infringement pending before the district court of Dusseldorf, Germany. The settlement included worldwide, non-exclusive, perpetual and royalty-free cross-licenses between the parties to certain patents including the JJVC patent referenced above. The settlement also included reciprocal covenants not to sue on those patents which were not licensed with respect to each party’s current, core commercialized product offerings, including all silicone hydrogel lenses. Neither party admitted any liability as part of the settlement.

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. CooperVision denies the allegations and intends to defend the actions vigorously. We are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company's share repurchase activity during the three-month period ended July 31, 2015, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
5/1/15 - 5/31/15	—	$—	—	$169,700,000
6/1/15 - 6/30/15	—	$—	—	$169,700,000
7/1/15 - 7/31/15	—	$—	—	$169,700,000
Total	—	$—	—
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The program as amended in December 2012 and December 2013 provides authorization for a total of $500.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At July 31, 2015, the remaining repurchase authorization under the 2012 Share Repurchase Program was approximately $169.7 million.

Item 6. Exhibits

Exhibit Number	Description

10.1	Term Loan Amendment No. 1, dated as of August 21, 2015, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent

10.2	Term Loan Amendment No. 3, dated as of August 21, 2015, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent

10.3
Credit Agreement Amendment No. 4, dated as of August 21, 2015, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto, and Keybank National Association, as administrative agent

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and nine months ended July 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2015 and 2014, (iii) Consolidated Condensed Balance Sheets at July 31, 2015 and October 31, 2014, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2015 and 2014 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 4, 2015	/s/ Tina Maloney
Tina Maloney
Vice President and Corporate Controller
(Principal Accounting Officer)

Index of Exhibits

Exhibit No.		Page No

10.1	Term Loan Amendment No. 1, dated as of August 21, 2015, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent

10.2	Term Loan Amendment No. 3, dated as of August 21, 2015, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent

10.3
Credit Agreement Amendment No. 4, dated as of August 21, 2015, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto, and Keybank National Association, as administrative agent

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and nine months ended July 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2015 and 2014, (iii) Consolidated Condensed Balance Sheets at July 31, 2015 and October 31, 2014, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2015 and 2014 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.