Form 10-K
period 2015-10-31
COOPER COMPANIES INC
filed 2015-12-18
CIK 711404

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 30, 2015, there were 47,948,696 shares of the registrant's common stock held by non-affiliates with aggregate market value of $8.6 billion on April 30, 2015, the last day of the registrant's most recently completed fiscal second quarter.
Number of shares outstanding of the registrant's common stock, as of November 30, 2015: 48,274,926
Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2016	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K
for the Fiscal Year Ended October 31, 2015

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 and Section 21E of the Securities Exchange Act of 1934. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expecting timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•
Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries that could adversely affect our global markets.

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

•
A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, including any related to our information systems maintenance, enhancements or new system deployments and integrations, integration of acquisitions, natural disasters or other causes.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses.

•
New U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect the contact lens industry, specifically, or the medical device and the healthcare industries generally.

•
Compliance costs and potential liability in connection with U.S. and foreign healthcare regulations, including product recalls, warning letters and potential losses resulting from sales of counterfeit and other infringing products.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision, prohibitive injunction or settlement related to product liability, patent infringement or other litigation.

•	Changes in tax laws or their interpretation and changes in statutory tax rates.

•	Limitations on sales following product introductions due to poor market acceptance.

•	New competitors, product innovations or technologies.

•	Reduced sales, loss of customers and costs and expenses related to recalls.

•	Failure to receive, or delays in receiving, U.S. or foreign regulatory approvals for products.

•	Failure to obtain adequate coverage and reimbursement from third party payors for our products.

•	The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including goodwill.

•	The success of our research and development activities and other start-up projects.

•	Dilution to earnings per share from the Sauflon acquisition or other acquisitions or issuing stock.

•	Changes in accounting principles or estimates.

•	Environmental risks.

•
Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as such Risk Factors may be updated in quarterly filings.

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

CooperVision offers spherical, aspherical, toric, multifocal and toric multifocal lens products in most modalities. We believe that in order to compete successfully in the numerous niches of the contact lens market, companies must offer differentiated products that are priced competitively and manufactured

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

efficiently. CooperVision believes that it is the only contact lens manufacturer to use three different manufacturing processes to produce its lenses: lathing, cast molding and FIPS™, a cost-effective combination of lathing and molding. The clariti® manufacturing platform may continue to add greater flexibility to the manufacture of our product offerings. We believe that this manufacturing flexibility allows CooperVision to compete in its markets by:

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

Sales of contact lenses utilizing silicone hydrogel materials continue to grow and this product material represents about half of the industry. Silicone hydrogel materials supply a higher level of oxygen to the cornea, as measured by the transmissibility of oxygen through a given thickness of material, or “dk/t,” than traditional hydrogel lenses. We believe our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving success in our business. Silicone hydrogel lenses now represent a significant portion of CooperVision's contact lens sales and our Biofinity® brand is CooperVision's leading product line. Under the Biofinity brand, CooperVision markets monthly silicone hydrogel spherical, toric and multifocal lens products.
CooperVision markets single-use spherical, toric and multifocal lenses under our clariti 1day brand and a single-use silicone hydrogel spherical lens under MyDay®. We believe that the global market for single-use contact lenses will continue to grow and that competitive silicone hydrogel single-use lens products represent an opportunity for our business. We compete with clariti and MyDay, our single-use silicone hydrogel lenses, and our Proclear 1 Day products. Our clariti 1day brand provides the only single-use silicone hydrogel lenses in the marketplace with a complete line of spherical, toric and multifocal contact lenses.

CooperVision's Proclear line of spherical, toric and multifocal lenses are manufactured with omafilcon, a material that incorporates Phosphorylcholine (PC) Technology™ that helps enhance tissue-device compatibility. Mild discomfort relating to dryness during lens wear is a condition that often causes patients to discontinue contact lens wear and Proclear lenses are the only lenses with FDA clearance for the claim "… may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear."

In addition to its PC Technology™ and silicone hydrogel product offerings, CooperVision competes in the contact lens market with our traditional hydrogel products.

Contact Lens Product Sales

Spheres: Net sales of CooperVision's spherical lenses represented 55 percent of CooperVision's net sales in fiscal 2015 including net sales of single-use spherical lens that represented 24 percent of net sales in the fiscal year.

Toric and Multifocal: Net sales of CooperVision's toric lenses represented 30 percent of CooperVision's net sales in fiscal 2015. Net sales of multifocal lenses represented 11 percent of net sales in the fiscal year.

Proclear: Net sales of CooperVision's PC Technology spherical, toric and multifocal products, including Proclear 1 Day sphere and multifocal products, represented 21 percent of CooperVision's net sales in fiscal 2015.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Silicone Hydrogel: CooperVision's silicone hydrogel spherical, toric and multifocal lens products, including clariti and MyDay products, represented 55 percent of CooperVision's net sales in fiscal 2015.

CooperVision Competition

The contact lens market is highly competitive. CooperVision's three largest competitors in the worldwide market and its primary competitors in the spherical, toric and multifocal lens categories of that market are Johnson & Johnson Vision Care, Inc., CIBA Vision owned by Novartis AG and Bausch & Lomb Incorporated owned by Valeant Pharmaceuticals International, Inc.

Over the past decade, the contact lens industry has experienced a global shift toward silicone hydrogel lenses that now represent approximately 50% of the global contact lens market. CooperVision competes in the silicone hydrogel segment of the market with our Biofinity monthly spherical, toric and multifocal lenses, Avaira® two-week spherical and toric lenses, clariti 1day brand of single-use sphere, toric and multifocal lenses, and MyDay single-use spherical lenses. The clariti 1day and MyDay brands of single-use contact lenses provides CooperVision with the broadest product portfolio in the single-use silicone hydrogel market.

In the toric lens market, a similar shift toward silicone hydrogel lenses has occurred, but we believe that lens manufacturers also continue to compete to provide the highest possible level of visual acuity and patient satisfaction by offering a wide range of lens parameters, superior wearing comfort and a high level of customer service, both for patients and contact lens practitioners. CooperVision competes based on the fact that its three manufacturing processes, including the clariti manufacturing platform recently acquired with Sauflon, allows a broad range of toric lens parameters, which we believe provides wide choices for patient and practitioner and a high level of visual acuity. We also compete based on our customer and professional services.

CooperVision's primary competitors in the contact lens business have greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and/or larger manufacturing volumes. CooperVision seeks to offer a high level of customer service through its direct sales organizations around the world and through telephone sales and technical service representatives who consult with eye care professionals about the use of our lens products.

CooperVision also competes with manufacturers of eyeglasses and with refractive surgical procedures that correct visual defects. CooperVision believes that there are opportunities for contact lenses to gain market share, particularly in markets where the penetration of contact lenses in the vision correction market is low. CooperVision also believes that laser vision correction is not a significant threat to its sales of contact lenses based on the growth of the contact lens market over the past decade.

COOPERSURGICAL

CooperSurgical offers a broad array of products used in the care and treatment of women. The Company participates in the women's healthcare market seeking to offer quality products, innovative technologies and superior service to clinicians worldwide. CooperSurgical collaborates with clinicians to identify products and new technologies from disposable products to sophisticated instruments and equipment. The result is a broad portfolio of products that are intended to aid in the delivery of improved clinical outcomes that healthcare professionals use routinely in the diagnosis and treatment of a wide spectrum of women's health issues.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Since its inception in 1990, CooperSurgical has established its market presence and distribution system by developing products and acquiring products and companies that complement its business model.

CooperSurgical competes in the global in-vitro fertilization (IVF) market with a product portfolio of IVF media and assisted reproductive technology solutions designed to enhance the work of fertility professionals to the benefit of families. For the IVF market, CooperSurgical is focused on the objectives of internal growth and growth through acquisitions. In August 2015, CooperSurgical expanded its presence in the fertility market with the acquisition of Reprogenetics, a genetics laboratory specializing in preimplantation genetic screening (PGS) and preimplantation genetic diagnosis (PGD) used during the IVF process.

Market for Women's Healthcare

CooperSurgical participates in the market for women's healthcare with its diversified product lines in three major categories based on the point of healthcare delivery: hospitals and surgical centers, obstetricians and gynecologists (ob/gyns) medical offices and fertility clinics.

CooperSurgical expects patient visits to ob/gyns in the United States to increase over the next decade. Driving this growth is a steady number of reproductive age women with increasing fertility issues, a large and stable middle-aged population and a growing population of women over the age of 65 according to United States Census estimates. CooperSurgical expects growth in fertility treatments as more women choose to delay childbearing to the mid-thirties and beyond. Office visit activity related to menopause, including abnormal bleeding, incontinence and osteoporosis, are also expected to increase slightly over the next decade. CooperSurgical believes that past trends reflected women visiting clinicians primarily during their reproductive years. With new treatment options now available and a more educated population, CooperSurgical expects the relationship between the patient and clinician will continue into the middle years and later.

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

The response in the United States market to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (Affordable Care Act or ACA) includes the development of new models of healthcare delivery. One goal of these new models is to deliver more cost-effective healthcare including a trend to move treatment out of hospitals and surgery centers and into the office setting without compromising care. We expect this trend to continue in the near term.

While general medical practitioners play an important role in women's primary care, the ob/gyn specialist is the primary market for our medical devices.

Some significant features of this market are:

•
Patient visits are for annual checkups, cancer screening, menstrual disorders, vaginitis (inflammation of vaginal tissue), treatment of abnormal Pap smears, osteoporosis (reduction in bone mass) and the management of menopause, pregnancy and reproductive management.

•	We believe that approximately one-third of the office visits to ob/gyns are patients seeking diagnosis and treatment for the symptoms of abnormal uterine bleeding.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•
Ob/gyns traditionally provide the initial evaluation for women and their partners who seek infertility assistance. Ovulatory drugs and intrauterine insemination (IUI) are common treatments in these cases.

•	IVF is performed by reproductive endocrinologists, a subgroup of ob/gyns, along with partner embryologists.

•
Osteoporosis and incontinence have become frequent diagnoses as the female population ages. Early identification and treatment of these conditions will both improve women's health and help reduce overall costs of treatment.

•	Sterilization is a frequently performed procedure.

•	Hysterectomy is one of the most commonly performed surgical procedures.

•	Hysteroscopy is commonly used in the evaluation of abnormal uterine bleeding.

•	The trend to move hospital-based procedures to an office or clinical setting is continuing as a method to reduce cost to the healthcare system while maintaining positive clinical outcomes.

Women's Healthcare Product Sales

Net sales of CooperSurgical products used in office and surgical procedures represented 66% of CooperSurgical's net sales in fiscal 2015. Net sales of fertility products represented 34% of CooperSurgical's net sales in fiscal 2015.

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

Competitive factors in these segments include technological and scientific advances, product quality, price, customer service and effective communication of product information to physicians, fertility clinics and hospitals. CooperSurgical competes based on our sales and marketing expertise and the technological advantages of our products. CooperSurgical's strategy includes developing and acquiring new products, including those used in new medical procedures. As CooperSurgical expands its product line, we also offer educational programs for medical professionals in the appropriate use of our products.

CooperSurgical is seeking to expand our presence in the significantly larger hospital and outpatient surgical procedure segment of the market that is at present dominated by bigger competitors such as Johnson & Johnson's Ethicon Endo-Surgery, Boston Scientific, Olympus and Covidien. These competitors have well-established positions within the operating room environment. CooperSurgical intends to leverage our relationship with gynecologic surgeons and focus on devices specific to gynecologic surgery to facilitate our expansion within the surgical segment of the market.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CooperSurgical also competes in the fertility category of the women's healthcare market. We have broad product offerings for fertility evaluations and IVF procedures by ob/gyns, reproductive endocrinologists and embryologists. These include products for use by the ob/gyns in their offices for initial evaluations with office based hysteroscopy and first line treatments such as intrauterine insemination. For use in fertility clinics our products include media, micro tools and lab equipment; and to improve IVF outcomes we offer testing services intended to increase implantation rates and decrease miscarriages.

CooperSurgical intends to leverage our relationship with fertility clinics to expand our presence in the fertility market against competitors in the media and microtools categories that include Vitrolife, Cook, Irvine Scientific and Life Global and competitors in genetic testing that include Genesis Genetics, Good Start Genetics and Igenomix.

RESEARCH AND DEVELOPMENT

Cooper employs approximately 215 people in our research and development and manufacturing engineering departments. CooperVision product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, clinical trials, microbiology and biochemistry. CooperVision's research and development activities primarily include programs to develop new contact lens designs along with improving formulations and manufacturing processes.

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

Cooper-sponsored research and development expenditures represented 4% of net sales during fiscal 2015, 2014 and 2013, and were $69.6 million, $66.3 million and $58.8 million, respectively. During fiscal 2015, CooperVision represented 79 percent and CooperSurgical represented 21 percent of the total research and development expenses, the same as fiscal 2014. We did not participate in any customer-sponsored research and development programs during fiscal 2013 - 2015.

GOVERNMENT REGULATION

Medical Device Regulation

Our products are medical devices subject to extensive regulation by the United States Food and Drug Administration (FDA) in the United States and other regulatory bodies abroad. The Federal Food, Drug, and Cosmetic Act (FDCA) and FDA regulations govern, among other things, medical device design and development, testing, manufacturing, labeling, storage, recordkeeping, premarket clearance or approval, advertising and promotion, and sales and distribution. Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior notice to the FDA requesting clearance for commercial distribution under Section 510(k) of the FDCA, or premarket approval (PMA) from the FDA. A majority of the medical devices we currently market have received FDA clearance through the 510(k) process or approval through the PMA process. Because we cannot be assured that any new products we develop, or any product enhancements, will be exempt from the premarket clearance or approval requirements or will be subject to the shorter 510(k) clearance process rather than the PMA process, significant delays in the introduction of any new products or product enhancements may occur.

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

Class II devices are subject to the FDA's General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device, such as performance standards, post-market surveillance, FDA guidelines or particularized labeling requirements. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure. Pursuant to the Medical Device User Fee and Modernization Act of 2002 (MDUFMA), unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. Certain Class II devices are exempt from this premarket review process.

Class III devices are those devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or which have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and other special controls such as those listed above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness and must be approved through the PMA process described below. PMA applications (and supplemental PMA applications) are subject to significantly higher user fees under MDUFMA than are 510(k) premarket notifications.

510(k) Clearance Pathway

When we are required to obtain a 510(k) clearance for a device that we wish to market, we must submit a premarket notification to the FDA demonstrating that the device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution in the United States before May 28, 1976, for which the FDA has not yet called for the submission of PMA applications. The FDA aims to respond to a 510(k) premarket notification within 90 days of submission of the notification, but as a practical matter, clearance can take significantly longer. If the FDA determines that the device is not substantially equivalent to a previously-cleared device, the FDA will not clear the device. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

After a PMA application is complete, the FDA begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information, including clinical data, or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation (QSR), which requires manufacturers to implement and follow elaborate design, testing, control, documentation and other quality assurance procedures in the device design and manufacturing process.

The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. These trials generally require submission of an application for an investigational device exemption (IDE) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that the potential benefits of testing the device in humans and the importance of the knowledge to be gained outweighs the risks to human subjects from the proposed investigation that the testing protocol is scientifically sound and there is reason to believe that the device as proposed for use will be effective. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by both the FDA and the appropriate institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, we are required to comply with the FDA's IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices. All of Cooper's currently marketed products have been cleared by all appropriate regulatory agencies, and Cooper has no product currently being marketed under an IDE.

Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include: establishment registration and device listing with the FDA; the QSR, which requires manufacturers to follow design, testing, production, control, complaint handling, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for uncleared or unapproved or “off-label” uses and impose other restrictions on labeling, advertising and promotion; new FDA unique device identifier regulations that requires changes to labeling and packaging; the Physician Payments Sunshine Act, which requires the reporting of certain payments to health care practitioners; and medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations.
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include, but may not be limited to, any of the following sanctions or consequences: warning letters or untitled letters; fines, injunctions and civil penalties; recall, seizure or import holds of our products; operating restrictions, suspension or shutdown of production; refusing to issue certificates to foreign governments needed to export products for sale in other countries; refusing our request for 510(k) clearance or premarket approval of new or modified products; withdrawing 510(k) clearance or premarket approvals that are already granted; and criminal prosecution.

Foreign Regulation

Health authorities in foreign countries regulate Cooper's clinical trials and medical device sales. The regulations vary widely from country to country. Even if the FDA has cleared or approved a product in the United States, the regulatory agencies in other countries must approve new products before they may be marketed there. The time required to obtain approval in another country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries. Japan has one of the most rigorous regulatory systems in the world and requires in-country clinical trials. The Japanese quality and regulatory standards remain stringent even with the more recent harmonization efforts and updated Japanese regulations. China is also updating its regulations and is requiring rigorous in-country product testing.

These regulatory procedures require a considerable investment in time and resources and usually result in a substantial delay between new product development and marketing. If the Company does not maintain compliance with regulatory standards or if problems occur after marketing, product approval may be withdrawn.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Other Health Care Regulation

We may be subject to various federal, state and foreign laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, and laws pertaining to health information privacy and security. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly if the physicians or other providers or entities with whom we do business are found to be noncompliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial conditions and results of operations. While we believe that our operations are in material compliance with such laws, as applicable to us, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws.

The impact to our businesses of the Affordable Care Act (ACA) provisions related to coverage expansion, payment reforms and delivery system changes remains uncertain. The ACA imposes a 2.3 percent excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. CooperVision's products are not subject to this tax because contact lenses are excluded from the tax. However, United States sales of CooperSurgical's products are subject to this tax which is recorded in selling, general and administrative expense on our Statement of Income.

In addition, the federal government, as part of the ACA, as well as certain state governments have enacted laws aimed at increasing transparency in relationships between medical device companies and healthcare professionals. We are now required by law to report annually many types of payments made and items of value provided to licensed healthcare professionals. In addition, certain foreign jurisdictions have adopted, or are currently acting to implement, similar laws. Failure to adhere to our policies, comply with required laws or implement adequate policies and practices to address changes to legal and regulatory requirements could result in sanctions such as fines, injunctions and civil penalties.

RAW MATERIALS

CooperVision's raw materials primarily consist of various chemicals and packaging materials and are generally available from more than one source. However, CooperVision relies on sole suppliers for certain raw materials used to make our silicone hydrogel contact lens products. If current raw material suppliers fail to supply sufficient materials on a timely basis, or at all for any reason, we may suffer a disruption in the supply of our silicone hydrogel contact lens products.

Raw materials used by CooperSurgical are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative supplier on short notice.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

The information required by this item is included in "Business Segment Information" of our notes to consolidated financial statements and "Risk Factors" as part of this Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

EMPLOYEES

On October 31, 2015, Cooper had approximately 10,200 employees. We believe that relations with our employees are good.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2015 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended October 31, 2015, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

AVAILABLE INFORMATION

The Cooper Companies, Inc. Internet address is http://www.coopercos.com. The information on the Company's Website is not part of this or any other report we file with, or furnish to, the Securities and Exchange Commission (SEC). Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on our Website as soon as reasonably practicable. The public may read and copy these materials at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Website that contains such reports, proxy and information statements and other information whose Internet address is http://www.sec.gov. The Company's Corporate Governance Principles, Ethics and Business Conduct Policy and charters of each standing committee of the Board of Directors are also posted on the Company's Website.

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

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years. As part of our growth strategy, particularly at CooperSurgical and more recently at CooperVision, we intend to continue to consider acquiring complementary technologies, products and businesses. Future

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or impairments of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. CooperSurgical acquired Reprogenetics in fiscal 2015, CooperVision completed the acquisition of Sauflon Pharmaceuticals Limited in fiscal 2014, and CooperSurgical completed the acquisition of Origio a/s in fiscal 2012. These acquisitions added significant operations to CooperVision and CooperSurgical, respectively, and greatly expanded their international businesses. The acquisitions have, correspondingly, added risks we could face with respect to acquisitions and include:

•	failure to successfully obtain the anticipated revenues, margins and earnings benefits;

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

Product innovations are important in the contact lens market in which CooperVision competes and in the areas of the healthcare industry in which CooperSurgical competes. CooperSurgical has not allocated substantial resources to new product development, but rather it has historically purchased, leveraged or licensed the technology developments of others. CooperSurgical has recently invested in expanding the internal research and development function with the goal of organizational growth and to complement our acquisitions strategy. CooperVision invests in new product development, including the development of silicone hydrogel-based contact lenses. Research and development time commitments, higher feasibility risk with longer term projects, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies, such as contact lenses with anti-microbial or anti-allergenic features, or “smart” contact lenses which incorporate electronics, that could lead to the obsolescence of one or more of our products. Competitors may also introduce new uses for contact lenses, such as for drug delivery or the control of myopia. Failure to

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

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

Certain of our proposed products have not yet been clinically tested or commercially introduced, and we cannot assure that any of them, assuming they receive necessary regulatory approvals, will achieve market acceptance or generate operating profits. The development of a market for our products may be influenced by many factors, some of which are out of our control, including:

•	acceptance of our products by eye care and women's healthcare practitioners;

•	the cost competitiveness of our products;

•	consumer reluctance to try and use a new product;

•	regulatory and legislative requirements;

•	adequate coverage and reimbursement by third party payors;

•	the earlier release of competitive products, such as new silicone hydrogel products, into the market by our competitors; and

•	the emergence of newer and more competitive products.

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

A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America and Europe. Over half of our net sales for the fiscal years ended October 31, 2015 and 2014, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

•	we may have difficulty enforcing intellectual property rights in some foreign countries;

•	we may have difficulty gaining market share in countries such as Japan because of regulatory restrictions and customer preferences;

•
we may find it difficult to grow in emerging markets such as China, India, Russia, Brazil and other developing nations due to, among other things, customer acceptance, undeveloped distribution channels, regulatory restrictions and changes, and business knowledge of these new markets;

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•
tax rates in some foreign countries may exceed those of the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•
we may find it difficult to comply with a variety of United States and foreign compliance and regulatory requirements such as the Foreign Corrupt Practices Act, the Dodd-Frank Act, the U.K. Bribery Act and international data security and privacy laws;

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

Over the last few years in the United States and globally, market and economic conditions have been challenging with tighter credit conditions and slower economic growth. Foreign countries, in particular the Euro zone, have experienced recessionary pressures and face continued concerns about the systemic impacts of adverse economic conditions and geopolitical issues. Concerns about the Euro zone’s sovereign debt in recent years have caused uncertainty and disruption in the financial markets globally. While the global financial markets have showed general signs of improvement, uncertainty remains. As a result, we may have lower than historical performance for market growth in fiscal 2016.

Any negative impact on economic conditions and international markets, continued volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. It may limit our ability, and the ability of our customers, to replace maturing liabilities and to access the capital markets to meet liquidity needs, which could have a material adverse effect on our financial condition and results of operations.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

We face risks associated with disruption of manufacturing and distribution operations and failure to develop new manufacturing processes that could adversely affect our profitability or competitive position.

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing or distribution facilities, whether due to technical or labor difficulties, integration difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events), enforcement action by the FDA or other regulatory body if we are found to be in non-compliance with current Good Manufacturing Practices (cGMP) or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In addition, materials such as silicone hydrogel require improvements to our manufacturing processes to make them cost effective. While we have improved our manufacturing capabilities for our silicone hydrogel products, our failure to continue to develop improvements to our manufacturing processes and reduce our cost of goods could significantly impact our ability to compete.

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in the United Kingdom, Puerto Rico and Hungary. CooperSurgical manufactures the majority of its products in Trumbull, Connecticut, Stafford, Texas, Malov, Denmark, and Pasadena, California. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities, and because this process is expensive, we generally have not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

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

Our manufacturing operations and processes are required to comply with numerous federal, state and foreign regulatory requirements, including the FDA's cGMP for medical devices, known as the QSR regulations, which govern the procedures related to the design, testing, production processes, controls, quality assurance, labeling, packaging, storage, importing, exporting and shipping of our products. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Failure to comply with QSR requirements and other applicable regulatory requirements or to respond to any adverse inspectional observations or product safety issues could result in disruption of our operations and manufacturing delays in addition to, among other things, warning letters, significant fines, injunctions, suspension of approvals, seizures, recalls or import holds of products, operating restrictions and criminal prosecutions. As a result, any failure to comply with applicable requirements could adversely affect our product sales and profitability.

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

Both CooperVision and CooperSurgical also rely on proprietary technology which is unpatented. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements and assignment agreements, which generally provide that inventions conceived by the party in the course of rendering services to us will

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

be our exclusive property. However, we cannot assure that these confidentiality agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable.

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

Significant litigation regarding intellectual property rights exists in our industries. For example, CooperVision has faced significant patent litigation over its silicone hydrogel contact lens products. Third parties have made, and may make in the future, claims of infringement against us or our contract manufacturers in connection with the use of our technology. Any claims, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making, licensing or selling products that incorporate the challenged intellectual property;

•	require us to redesign or reengineer our products, if feasible;

•	divert management's attention and resources; or

•	require us to enter into royalty or licensing agreements in order to obtain the right to use a necessary product, component or process.
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

We could experience losses from product liability claims or legal claims relating to our service offerings, including such claims and other losses resulting from sales of counterfeit and other infringing products.

We face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury. We also face the risk that defects in the design or manufacture of our products or sales of counterfeit or other infringing products might necessitate a product recall and other actions by manufacturers, distributors or retailers in order to safeguard the health of consumers and protect the integrity of the subject brand. Additionally, we face the inherent risk of exposure to legal claims, including negligence, relating to our provision of certain service offerings, including our genetic testing services and their accuracy. Consumers may halt or delay purchases of a product or service that is the subject of a claim or recall, or has been counterfeited. We handle some risk with third-party carrier policies that are subject to deductibles and limitations. There can be no assurance that we will not experience material losses due to product liability claims or recalls, legal claims relating to our service offerings, or a decline in sales resulting from sales of counterfeit or other infringing products, in the future.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•	limit our ability to borrow additional funds; and

•
make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay our credit facilities under certain circumstances, or refinance our indebtedness on favorable terms or at all.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We are just beginning a six year or more process of implementing a new enterprise resource planning (ERP) system at CooperVision. Implementing a new ERP system is not only costly but complex and difficult.  Implementing a new ERP system can negatively affect not only financial accounting and reporting processes but also external commercial activities such as order receipt and product delivery. We cannot assure you that we will successfully implement our new ERP system or that we will avoid these and other negative impacts from our implementation efforts.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Risks Relating to Government Regulation of Manufacture and Sale of Our Products and Services

Our failure to comply with regulatory requirements or to receive regulatory clearance or approval for our products or operations could adversely affect our business.

Our products and operations are subject to rigorous regulation by the FDA, and numerous other federal, state and foreign governmental authorities. In the United States, the FDA regulates virtually all aspects of a medical device's design, development, testing, manufacture, safety, labeling (including, for example, unique device identifier regulations), storage, recordkeeping, reporting, marketing, promotion, advertising and distribution, as well as product import and export. Our failure to comply with FDA regulations could lead to the imposition of administrative or judicial sanctions, including injunctions, fines, warning letters, suspensions or the loss of regulatory approvals, product recalls, termination of distribution or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

Our medical devices require clearance or approval by the FDA before they can be commercially distributed in the United States and may require similar approvals by foreign regulatory agencies before distribution in foreign jurisdictions. Medical devices may only be marketed for the indications for which they are approved or cleared. The process of obtaining, renewing and maintaining regulatory clearances and approvals to market a medical device, particularly from the FDA, can be costly and time consuming. There can be no assurance that such clearances and approvals will be granted on a timely basis, if at all, and significant delays in the introduction of any new products or product enhancements may occur, which could adversely affect our competitive position and results of operations. In addition, the FDA and authorities in foreign jurisdictions may change their policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay premarket approval or clearance of our products or could impact our ability to market our currently approved or cleared products. For example, the FDA recently has been reviewing the premarket clearance process in response to internal and external concerns regarding the 510(k) premarket clearance program. In January 2011, the FDA announced a plan of action that included twenty-five action items designed to make the process more rigorous and transparent. Since then the FDA has implemented some changes intended to improve its premarket programs. Some of the changes and proposals under consideration could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances for our products, increase the cost of compliance, or restrict our ability to maintain our current clearances.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Modifications and enhancements to a medical device also require a new FDA clearance or approval if they could significantly affect its safety or effectiveness or would constitute a major change in its intended use, design or manufacture. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer's decision. We have made modifications and enhancements to our medical devices that we do not believe require a new clearance or application, but we cannot confirm that the FDA will agree with our decisions. If the FDA requires us to seek clearance or approval for a modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. We also cannot assure that we will be successful in obtaining clearances or approvals for our modifications, if required.

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

Increased regulatory scrutiny and negative opinion of genetic testing may adversely affect our business through increased costs and risks associated with gaining marketing approvals and potential decreased demand for our genetic testing services.

With our acquisition of Reprogenetics in August 2015, we now offer certain genetic testing services to help identify the likelihood of pregnancy as well as identify possible disorders or diseases of a child prior to birth. Legislative proposals addressing oversight of genetic testing have been introduced in the United States, and we expect that new legislative proposals will be introduced from time to time both in the United States and in foreign countries in the future. We cannot provide any assurance that FDA regulation or regulation by foreign regulatory authorities, including pre-market review, will not be required for our genetic tests in the future or that other increased regulatory burdens will not be imposed on our genetic tests or any new genetic tests we may develop. If pre-market review is required, our genetic test business will be negatively impacted until such review is completed and approval or clearance is obtained, and the FDA or other foreign regulatory authorities may require that we stop selling our genetic tests pending pre-market approval or clearance. In addition to these regulatory burdens, our ability to sell our genetic tests may be negatively impacted by public perception and social or cultural norms. The information obtained from our genetic tests could be used in a variety of applications, which may have underlying ethical, legal, and social concerns regarding privacy and the appropriate uses of the resulting information which in turn may result in increased regulation and/or decreased demand.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

After a device is placed on the market, numerous regulatory requirements apply, including the FDA's QSR regulations, which require manufacturers to follow, among other things, design, testing, production, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and medical device reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products may have caused or contributed to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Medical device manufacturers, such as CooperVision and CooperSurgical, may under their own initiative recall a product if a reasonable possibility of serious injury or any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Recalls of any of our products may divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. A recall could harm our reputation with customers and consumers which could reduce the sales of our products. In addition, the FDA or other foreign governmental agencies may implement enforcement actions in connection with a recall which could impair our product offerings and be harmful to our business and financial results.

Changes in legislation and government regulation of the healthcare industry as well as third-party payors' efforts to control the costs of healthcare could materially adversely affect our business.

In recent years, an increasing number of healthcare reform proposals have been formulated by the legislative and executive branches of the United States federal and state governments. In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (Affordable Care Act). The Affordable Care Act makes extensive changes to the delivery of health care in the United States. Among the provisions of the Affordable Care Act, of greatest importance to the medical device industry are the following:

•	A 2.3 percent excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which exceptions include all contact lenses;

•	Establishment of the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
Reporting and disclosure requirements on medical device manufacturers for certain payments or other “transfer of value” made or distributed to prescribers and other healthcare providers, and any ownership

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

and investment interests held by physicians or their immediate family members, and any payments or other “transfers of value” to such owners. Manufacturers are required to submit reports to the Centers for Medicare & Medicaid Services (CMS) by the 90th day of each calendar year;

•
Payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models;

•
Creation of the Independent Payment Advisory Board which has authority to recommend certain changes to reduce Medicare spending and those recommendations could have the effect of law even if Congress doesn't act on the recommendations; and

•	Establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

These measures could result in decreased net revenues or increased expenses from our medical device products and decrease potential returns from our development efforts. At this time, the full effect that the Affordable Care Act would have on our business remains unclear. For example, the Affordable Care Act imposes a new excise tax of 2.3 percent of the price for which certain medical devices are sold, which went into effect on January 1, 2013. CooperVision is not affected by this tax because contact lenses are excluded from the tax. However, United States sales of a significant portion of CooperSurgical's products are subject to this tax.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to the Bipartisan Budget Act of 2015, will remain in effect until 2025 unless additional action is taken by Congress. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. In addition, on April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which among other things, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

requirements imposed by third-party payors have not historically had a significant effect on contact lens prices or distribution practices, this could change in the future and could adversely affect our business, financial condition and results of operations.

The costs of complying with the requirements of federal and state laws pertaining to the privacy and security of health information and the potential liability associated with failure to do so could materially adversely affect our business and results of operations.

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

Additionally, the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009 was signed into law as part of the America's Recovery and Reinvestment Act in February 2009. The Final Omnibus Privacy, Security, Breach Notification and Enforcement Rules (Omnibus Final Rule), implementing HIPAA and HITECH, became effective in September 2013. Previously, HIPAA directly regulated only certain covered entities, such as health care providers and health plans. Under the HITECH Act and the Omnibus Final Rule, certain of HIPAA's privacy and security standards are now also directly applicable to covered entities' business associates. As a result, business associates are now subject to civil and criminal penalties for failure to comply with applicable privacy and security rule requirements. Moreover, the HITECH Act and the Omnibus Final Rule set forth new notification requirements and standards for health data security breaches, increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney's fees and costs associated with pursuing federal actions. While there is no private right of action under HIPAA that would allow individuals to sue in civil court for violations, HIPAA’s standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing individuals’ health information. Further, varying state laws governing the use and disclosure of PII may be more restrictive than HIPAA, which means that entities subject to them must comply with the more restrictive state law in addition to complying with HIPAA. In some cases, a breach may be required to be reported under state law and affected individuals notified, even if the breach is not reportable or subject to breach notification requirements under HIPAA. State laws may impose separate fines and penalties upon violators, and some, unlike HIPAA, may afford a private right of action to state residents who believe their information has been misused.

With the possible exception of one our subsidiaries, Eye Care Prime LLC, which offers value-added software solutions for eye care professionals, which we believe has implemented adequate security measures, we do not believe that we are a covered entity or a business associate under HIPAA. However, many of our customers may be covered entities or business associates subject to HIPAA. Some customers as an expectation of transacting business with us may require us to enter into business associate agreements, which would obligate us to safeguard and restrict the manner in which we use certain protected health information (as defined by HIPAA) that we obtain in the course of our commercial relationship with them, triggering potential liab

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

ility on us for failure to meet our contractual obligations. Alternatively, some customers may limit the scope of our commercial relationship with them with regard to our access to certain protected health information. If the government determines that we are a covered entity or a business associate, we could be faced with additional costs related to HIPAA compliance and subject to governmental enforcement for failure to comply with HIPAA, which could have a material adverse effect on our business, financial condition and results of operations and reputation.

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

Indeed, changes in state laws and model codes of ethics have required us to alter certain of our compliance efforts. For example, in April of 2009, Massachusetts issued regulations governing the conduct of pharmaceutical and medical device manufacturers with respect to healthcare practitioners. This regulation became effective on July 1, 2009 and sets forth what medical device manufacturers may and may not permissibly do with respect to providing meals, sponsoring continuing medical education and otherwise providing payments or items of economic benefit to healthcare practitioners located within the state. Additionally, the regulation requires medical device manufacturers to have in place robust fraud and abuse compliance programs. Other states (e.g., California, Vermont and Nevada) have adopted similar laws. These laws and regulations act to limit our marketing practices, require the dedication of resources to ensure compliance, and expose us to additional liabilities.

In addition, the recent Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Affordable Care Act also provides that the government may assert that a claim including items or services resulting from a violation of these statutes constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute.

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

Item 1B. Unresolved Staff Comments.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Properties.

The following is a summary of Cooper's principal facilities as of October 31, 2015. We generally lease our office and operations facilities but own several manufacturing and research and development facilities, including 205,850 square feet in Hamble, United Kingdom, 49,500 square feet in Scottsville, New York, 63,787 square feet in Malov, Denmark, and 33,630 square feet in Stafford, Texas. Our lease agreements expire at various dates through the year 2045. We believe our properties are suitable and adequate for our businesses.

Location	Approximate Square Feet	Operations
AMERICAS
United States:
California	112,109	Executive offices; CooperVision research & development and administrative offices; CooperSurgical manufacturing and distribution
New York	377,507	CooperVision manufacturing, marketing, distribution and administrative offices
Connecticut	291,237	CooperSurgical manufacturing, marketing, distribution, research & development and administrative offices
Puerto Rico	510,792	CooperVision manufacturing and distribution
Brazil	16,576	CooperVision marketing and distribution
Canada	11,647	CooperVision marketing
Other Americas	69,295	CooperVision marketing and distribution; CooperSurgical manufacturing and marketing

EMEA
United Kingdom	666,157	CooperVision manufacturing, marketing, distribution, research & development and administrative offices; CooperSurgical marketing
Belgium	171,400	CooperVision distribution
Denmark	63,787	CooperSurgical manufacturing, marketing and administrative offices
Germany	27,949	CooperVision marketing and distribution; CooperSurgical manufacturing, marketing and distribution
Hungary	150,302	CooperVision manufacturing and marketing
Other EMEA	141,474	CooperVision and CooperSurgical marketing and distribution

ASIA PACIFIC
Japan	73,932	CooperVision manufacturing, marketing, distribution and administrative offices; CooperSurgical marketing
Australia	29,952	CooperVision manufacturing, marketing, distribution and administrative offices; CooperSurgical marketing
Other Asia Pacific	65,117	CooperVision and CooperSurgical marketing and distribution

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cooper's common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2015 and 2014:

	2015		2014
Quarterly Common Stock Price Range Years Ended October 31,	High	Low	High	Low
Fiscal Quarter Ended
January 31	$171.54	$154.21	$135.00	$118.58
April 30	$190.00	$154.80	$145.34	$116.95
July 31	$186.37	$170.50	$163.24	$127.02
October 31	$179.75	$136.75	$166.52	$143.62

At November 30, 2015, there were 454 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of about $2.9 million in fiscal 2015 and $2.9 million in fiscal 2014. Dividends are paid when, as and if declared at the discretion of our Board of Directors from funds legally available for that purpose. Our Board of Directors periodically reviews our dividend policy and considers the Company's earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Performance Graph

The following graph compares the cumulative total return on Cooper common stock with the cumulative total return of the Standard & Poor's Midcap 400 and the Standard & Poor's Health Care Equipment Index for the five-year period ended October 31, 2015. The graph also includes the cumulative total return of the Standard & Poor's Smallcap 600 Stock Index as we presented this information in prior years but now consider the comparison to the Standard & Poor's Midcap 400 as a more appropriate comparison to our size and position in the market. The graph assumes that the value of the investment in Cooper and in each index was $100 on October 31, 2010, and assumes that all dividends were reinvested.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cooper Companies, Inc., the S&P Smallcap 600 Index,
the S&P Midcap 400 Index and the S&P Health Care Equipment Index

$350
$300
$250
$200
$150
$100
$50
$0
10/10
10/11
10/12
10/13
10/14
10/15
The Cooper Companies, Inc.
S&P Smallcap 600
S&P Midcap 400
S&P Health Care Equipment

*$100 invested on 10/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.
Copyright© 2015 S&P, a division of McGraw-Hill Financial. All rights reserved.

	10/10	10/11	10/12	10/13	10/14	10/15
The Cooper Companies, Inc.	$100.00	$140.58	$194.86	$262.47	$333.08	$309.74
S&P Smallcap 600	$100.00	$110.54	$125.57	$174.65	$190.88	$196.32
S&P Midcap 400	$100.00	$108.55	$121.69	$162.44	$181.37	$187.57
S&P Health Care Equipment	$100.00	$106.59	$121.70	$152.79	$190.35	$207.56

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three-month period ended October 31, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
8/1/15 – 8/31/15	—	$—	—	$169,700,000
9/1/15 – 9/30/15	—	$—	—	$169,700,000
10/1/15 – 10/31/15	367,539	$139.60	367,539	$118,400,000
Total	367,539		367,539

The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The program as amended in December 2012 and December 2013 provides authorization for a total of $500.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At October 31, 2015, the remaining repurchase authorization under the 2012 Share Repurchase Program was approximately $118.4 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	1,866,494	$79.85	943,522
Equity compensation plans not approved by shareholders	—	—	—
Total	1,866,494	$79.85	943,522

(1) The amount of total securities to be issued under Company equity plans shown in Column A includes 516,206 Restricted Stock Units granted pursuant to the Company's equity plans. These awards allow for the distribution of shares to the grant recipient upon the completion of time-based holding periods. The total also includes 29,850 shares to be issued pursuant to Performance Share Awards which previously vested and receipt of shares was deferred for a specified period of time and 229,907 shares representing the maximum number of share that may be issued subject to Performance Share Awards without a defined payout. Restricted Stock Units and Performance Share Awards do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B.

(2) Includes information with respect to the Second Amended and Restated 2007 Long-Term Incentive Plan for Employees of the Cooper Companies, Inc. ("2007 Plan"), which was approved by stockholders on March 16, 2011, and provides for the issuance of up to 5,230,000 shares of Common Stock, and the Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of the Cooper Companies, Inc. (the “Directors’ Plan”), which was approved by stockholders on March 16, 2011 and provides for the issuance of up to 950,000 shares of Common Stock. As of October 31, 2015, 757,747 shares remained available under the 2007 Plan and 185,775 shares remained available under the 2006 Directors’ Plan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In thousands, except per share amounts)	2015	2014	2013	2012	2011
Consolidated Operations
Net sales	$1,797,060	$1,717,776	$1,587,725	$1,445,136	$1,330,835
Gross profit	$1,070,262	$1,091,570	$1,026,808	$924,010	$804,804
Income before income taxes	$215,485	$296,534	$312,271	$275,452	$192,764
Net income attributable to Cooper stockholders	$203,523	$269,856	$296,151	$248,339	$175,430
Diluted earnings per share attributable to Cooper stockholders	$4.14	$5.51	$5.96	$5.05	$3.63
Number of shares used to compute diluted earnings per share	49,179	48,960	49,685	49,152	48,309
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06
Consolidated Financial Position
Current assets	$841,818	$791,617	$747,241	$657,860	$540,347
Property, plant and equipment, net	967,097	937,325	739,867	640,255	609,205
Goodwill	2,197,077	2,220,921	1,387,611	1,370,247	1,276,567
Other intangible assets, net	411,090	453,605	198,769	214,783	128,341
Other assets	43,528	54,872	63,773	58,239	70,058
	$4,460,610	$4,458,340	$3,137,261	$2,941,384	$2,624,518
Short-term debt	$244,193	$101,518	$42,987	$25,284	$52,979
Other current liabilities	324,979	340,664	278,266	237,268	214,227
Long-term debt	1,105,764	1,280,833	301,670	348,422	327,453
Other liabilities	111,770	146,885	90,844	117,252	92,371
Total liabilities	1,786,706	1,869,900	713,767	728,226	687,030
Stockholders' equity	2,673,904	2,588,440	2,423,494	2,213,158	1,937,488
	$4,460,610	$4,458,340	$3,137,261	$2,941,384	$2,624,518

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Note numbers refer to “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

We discuss below the results of our operations for fiscal 2015 compared with fiscal 2014 and the results of our operations for fiscal 2014 compared with fiscal 2013. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Certain prior period amounts have been reclassified to conform to the current period's presentation. Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by foreign currency volatility, European debt concerns and the Affordable Care Act, including the trend of consolidation within the healthcare industry, impact our current performance and continue to represent a risk to our performance for fiscal year 2016.
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
Sales of contact lenses utilizing silicone hydrogel materials continue to grow and this product material represents about half of the industry. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision markets monthly and two-week silicone hydrogel spherical and toric lens products under our Biofinity®, clariti® and Avaira® brands and a monthly silicone hydrogel multifocal lens under Biofinity. CooperVision markets single-use spherical, toric and multifocal lenses under our clariti 1day brand and a single-use silicone hydrogel spherical lens under MyDay®.
We believe that the global market for single-use contact lenses will continue to grow and our single-use silicone hydrogel products represent an opportunity for our business. Our clariti 1day brand provides the only single-use silicone hydrogel lenses in the marketplace with a complete line of spherical, toric and multifocal contact lenses. We forecast increasing aggregate demand for clariti 1day, MyDay, and Proclear 1 Day products, as well as future single-use products. To meet this anticipated demand, we plan to continue the implementation of capital projects to invest in increased single-use manufacturing capacity.
CooperSurgical - Our CooperSurgical business competes in the highly fragmented medical device segment of the women's healthcare market. CooperSurgical has established its market presence and distribution system

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

by developing products and acquiring companies and products that complement its business model. In August 2015, CooperSurgical acquired Reprogenetics, a genetics laboratory specializing in preimplantation genetic screening (PGS) and preimplantation genetic diagnosis (PGD) used during the in vitro fertilization (IVF) process. We paid $46.8 million for Reprogenetics and expect the acquisition to be neutral to earnings per share excluding acquisition costs and related amortization through fiscal 2016. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines. CooperSurgical product sales are categorized based on the point of healthcare delivery including products used in medical office and surgical procedures by obstetricians and gynecologists (ob/gyns) that represented 66% of CooperSurgical's net sales in fiscal 2015. CooperSurgical's remaining sales are products used in fertility clinics that now represent 34% of CooperSurgical's net sales compared to 35% in fiscal 2014.

Capital Resources - At October 31, 2015, we had $16.4 million in cash, primarily outside the United States, and $890.8 million available under our revolving Credit Agreement. The $700.0 million term loan entered into on August 4, 2014, and the $300.0 million term loan entered into on September 12, 2013, remain outstanding as of October 31, 2015. On March 24, 2015, we entered into two new uncommitted revolving lines of credit with a termination date of March 24, 2016, and a maximum combined capacity of $200.0 million. At October 31, 2015, all $200.0 million was outstanding and the proceeds had been utilized to pay down higher interest rate debt on our revolving Credit Agreement.

On July 14, 2015, CooperVision made a one-time lump sum payment to JJVC of $17.0 million to settle our existing patent disputes. As discussed in Note 12 of the notes to consolidated financial statements, the settlement was royalty-free and neither party admitted any liability. On April 7, 2015, we paid all of the outstanding loan notes issued to previous holders of Sauflon shares for the Sauflon acquisition in the amount of $51.2 million that had been recorded in short-term debt. Our current cash balance and availability under existing credit facilities reflects the use of cash outside the United States and the use of existing credit facilities to fund the $1.1 billion acquisition of Sauflon in August 2014. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under existing credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends. However, depending on the size or timing of these business activities, we may seek to raise additional debt financing.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2015 Compared with 2014

Highlights: 2015 vs. 2014

•	Net sales up 5% to $1.80 billion from $1.72 billion in fiscal year 2014

•	Gross margin 60% of net sales down from 64%

•	Operating income down 23% to $236.7 million from $306.5 million

•	Interest expense increased to $18.1 million from $8.0 million

•	Diluted earnings per share down 25% to $4.14 from $5.51

•	Operating cash flow $391.0 million down 14% from $454.8 million

Fiscal 2015 pre-tax results include $51.5 million for amortization of intangible assets and $126.4 million of acquisition, integration and restructuring costs primarily related to the acquisition of Sauflon as well as certain legal costs. Acquisition related and integration expenses include items such as personnel costs for transitional employees, other acquired employee related costs and integration related professional services. Restructuring expenses consist of employee severance, product rationalization, facility and other exit costs. We expect amortization of intangible assets will recur in future periods; however, the amounts are affected by the timing and size of our acquisitions. Expenses such as the acquisition related and integration expenses generally diminish over time with respect to past acquisitions. However, we generally will incur similar expenses in connection with any future acquisitions.

The fiscal 2015 results include $57.8 million of expenses primarily due to product and equipment rationalization related to recent acquisitions, $8.0 million of costs associated with the start-up of new manufacturing facilities, and $4.5 million of severance costs, all recorded in cost of sales. Included in our selling, general and administrative expense is $31.7 million in costs for CooperVision's acquisition of Sauflon and the related integration and restructuring activities, severance costs in our CooperSurgical fertility business along with other acquisition costs; and $19.8 million of legal costs. The legal costs include a $17.0 million settlement related to intellectual property claims by Johnson & Johnson Vision Care (JJVC) as well as litigation costs relating to the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to Unilateral Pricing Policy (UPP). Research and development expense includes $4.6 million of integration and restructuring activities primarily for equipment rationalization along with severance costs.

The fiscal 2014 integration and restructuring costs include $16.5 million in charges to cost of sales primarily for product rationalization arising from the acquisition of Sauflon. The charge for product rationalization was based on our review of products, materials and manufacturing processes of Sauflon. Included in our selling, general and administrative expense is $44.5 million in costs for CooperVision's acquisition of Sauflon and the related integration and restructuring activities, severance costs in our CooperSurgical fertility business along with other acquisition costs. Research and development expense includes $0.6 million of severance costs related to integration and restructuring activities.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Statistical Information – Percentage of Net Sales

Years Ended October 31,	2015	2015 vs. 2014 % Change	2014	2014 vs. 2013 % Change	2013
Net sales	100%	5%	100%	8%	100%
Cost of sales	40%	16%	36%	12%	35%
Gross profit	60%	(2)%	64%	6%	65%
Selling, general and administrative expense	40%	4%	40%	12%	38%
Research and development expense	4%	5%	4%	13%	4%
Amortization of intangibles	3%	44%	2%	18%	2%
Loss on divestiture of Aime	—	—	—	—	2%
Operating income	13%	(23)%	18%	0.2%	19%
Net Sales
Our two business units, CooperVision and CooperSurgical, generate all of our sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.
Net Sales Growth by Business Unit

Our consolidated net sales grew by $79.3 million or 5% in fiscal 2015 and $130.0 million or 8% in fiscal 2014:

($ in millions)	2015 vs. 2014	% Change	2014 vs. 2013	% Change
CooperVision	$95.1	7%	$124.3	10%
CooperSurgical	(15.8)	(5)%	5.7	2%
	$79.3	5%	$130.0	8%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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
Single-use lenses are designed for daily replacement and frequently replaced lenses are designed for two-week or monthly replacement. Significantly, the market for spherical lenses is growing with value-added

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

spherical lenses to alleviate dry eye symptoms, to add aspherical optical properties and/or higher oxygen permeable lenses such as silicone hydrogels.

CooperVision’s Proclear brand aspheric, toric and multifocal contact lenses, manufactured using PC Technology, help enhance tissue/device compatibility and offer improved lens comfort.

CooperVision’s silicone hydrogel Biofinity brand spherical, toric and multifocal contact lenses, Avaira brand spherical and toric products and MyDay brand spherical lenses are manufactured using proprietary Aquaform technology to increase oxygen transmissibility for longer wear. Our silicone hydrogel clariti brand spherical, toric and multifocal contact lenses are available in monthly and single-use modalities. We believe the clariti single-use silicone hydrogel lens products provide a competitive advantage in approved markets as clariti is the only single-use silicone hydrogel lens available in all vision correction categories - spherical, toric and multifocal.

CooperVision fiscal 2015 net sales increased 7% from fiscal 2014 to $1.49 billion. Net sales growth included increases in total sphere lenses up 5%, representing 55% of net sales, compared to 56% in the prior year, primarily on sales of Biofinity, clariti and MyDay lenses. Total toric lenses grew 3%, representing 30% of net sales, compared to 31% in the prior year on sales of Biofinity, clariti and Avaira lenses. Total multifocal lenses grew 10%, representing 11% of net sales, the same as in the prior year, on sales of Biofinity, clariti and Proclear lenses. Total silicone hydrogel products, including Biofinity, clariti, MyDay and Avaira, grew 19%, representing 55% of net sales up from 49% in the prior year. CooperVision's older conventional lens products declined 21% and represent 2% of net sales, the same as in the prior year.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.
CooperVision Net Sales by Geography

($ in millions)	2015	2014	2015 vs. 2014 % Change
Americas	$624.3	$585.6	7%
EMEA	602.1	533.5	13%
Asia Pacific	261.4	273.5	(4)%
	$1,487.8	$1,392.6	7%
CooperVision fiscal 2015 net sales growth was partially offset by foreign exchange rate fluctuations, which decreased net sales by $138.4 million. Americas net sales growth was primarily due to market gains of silicone hydrogel contact lenses including Biofinity, clariti and MyDay partially offset by a decrease in sales of older hydrogel lens products. EMEA net sales growth was primarily driven by sales of clariti and MyDay silicone hydrogel lenses. The increase in EMEA net sales was partially offset by the negative impact from the weakening of foreign currencies as compared to the United States dollar. Net sales to the Asia Pacific region decreased due to the negative impact from the weakening of foreign currencies, primarily the Japanese yen, compared to the United States dollar. Excluding the impact of currency, sales in the Asia Pacific region grew on market gains of silicone hydrogel lenses, including Biofinity, clariti and MyDay, along with growth in sales of Proclear 1 Day lenses.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperSurgical Net Sales
CooperSurgical supplies the market for women's healthcare with a diversified portfolio of products for use in surgical and other medical procedures that are performed primarily by obstetricians and gynecologists in hospitals, surgical centers, fertility clinics and in the medical office. Fertility products include highly specialized products and services that target in vitro fertilization (IVF) treatment with a goal to make fertility treatment safer, more efficient and convenient.

Year Ended October 31, ($ in millions)	2015	% Net Sales	2014	% Net Sales	2015 vs. 2014 % Change
Office and surgical procedures	$204.1	66%	$211.9	65%	(4)%
Fertility	105.2	34%	113.2	35%	(7)%
	$309.3	100%	$325.1	100%	(5)%
CooperSurgical's net sales of medical office and surgical procedures decreased compared to the prior year due to declines in sales of medical equipment partially offset by growth in sales of disposable products. The net sales decline in fertility products was primarily due to the negative impact from the weakening of foreign currencies as compared to the United States dollar. Excluding the impact of currency, sales grew on market gains of products and services recently acquired with Reprogenetics and sales of our existing fertility products were flat compared to the prior year.
CooperSurgical’s sales primarily include women’s healthcare products used in fertility procedures and by gynecologists and obstetricians in office and surgical procedures. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. CooperSurgical's sales growth was driven primarily by products from recent acquisitions. Unit growth and product mix, primarily sales of fertility products, along with increased average realized prices on disposable products also influenced sales growth.

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
Net Sales Growth by Business Unit

Our consolidated net sales grew by $130.0 million or 8% in fiscal 2014 and $142.6 million or 10% in fiscal 2013:

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
CooperVision Net Sales by Geography

($ in millions)	2014	2013	2014 vs. 2013 % Change
Americas	$585.6	$546.2	7%
EMEA	533.5	439.4	22%
Asia Pacific	273.5	282.7	(3)%
	$1,392.6	$1,268.3	10%
CooperVision’s worldwide net sales grew 10% in the year-to-year comparison, including Sauflon as discussed above. Americas net sales growth was primarily due to market gains of silicone hydrogel contact lenses along with single-use sphere and multifocal products. EMEA net sales growth was primarily driven by increased sales of silicone hydrogel lenses including Sauflon's silicone hydrogel single-use products. Net sales to the Asia Pacific region decreased due to the negative impact of the weakening of the Japanese yen compared to the United States dollar. Excluding the impact of currency, sales in the Asia Pacific region grew on market gains of silicone hydrogel lenses and single-use products, including Proclear multifocal single-use lenses.
CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold, including recently introduced silicone hydrogel products and products from the August 2014 acquisition of Sauflon. While unit growth and product mix have influenced CooperVision’s sales growth, average realized prices by product have not materially influenced sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperSurgical Net Sales
CooperSurgical supplies the market for women's healthcare with its diversified portfolio of products for use in surgical and other medical procedures that are performed by obstetricians and gynecologists in hospitals, surgical centers, fertility clinics and in the medical office. With the July 2012 acquisition of Origio a/s, a global in-vitro fertilization (IVF) medical device company, CooperSurgical develops, manufactures and distributes highly specialized products that target IVF treatment with a goal to make fertility treatment safer, more efficient and convenient.

Year Ended October 31, ($ in millions)	2014	% Net Sales	2013	% Net Sales	2014 vs. 2013 % Change
Office and surgical procedures	$211.9	65%	$213.4	67%	(1)%
Fertility	113.2	35%	106.0	33%	7%
	$325.1	100%	$319.4	100%	2%
CooperSurgical's net sales of fertility products increased primarily due to market gains of disposable products partially offset by slower growth in sales of medical equipment. The decline in net sales of medical office and surgical procedures was primarily due to declines in sales of medical equipment offset in part by growth in sales of disposable products.
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

2015 Compared to 2014 and 2014 Compared to 2013
Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2015	2014	2013
CooperVision	59%	63%	65%
CooperSurgical	64%	64%	64%
Consolidated	60%	64%	65%
The decrease in CooperVision's gross margin in the three year period ending October 31, 2015, was primarily attributable to negative effects of foreign currency changes, product and equipment rationalization costs and facility start-up costs. Foreign currency unfavorably impacted gross margin as we reported lower net sales due to the weakening of the foreign currencies as compared to the United States dollar. Gross margin was negatively impacted by product and equipment charges and the related severance costs to rationalize products, arising from our review of Sauflon's products, materials and manufacturing processes. In addition, gross margin was negatively impacted by costs associated with the start-up of new manufacturing facilities. The decrease in gross margin was partially offset by the increase in sales of higher margin products including Biofinity.
CooperSurgical's gross margin remained flat primarily due to an improved mix of higher margin products offset by the unfavorable impact of foreign currency as we reported lower net sales partially due to the weakening of foreign currencies as compared to the United States dollar.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expense (SGA)

($ in millions)	2015	% Net Sales	2015 vs. 2014 % Change	2014	% Net Sales	2014 vs. 2013 % Change	2013	% Net Sales
CooperVision	$552.1	37%	7%	$518.2	37%	16%	$448.2	35%
CooperSurgical	111.2	36%	(2)%	113.4	35%	(4)%	118.5	37%
Corporate	49.2	—	(4)%	51.5	—	17%	44.0	—
	$712.5	40%	4%	$683.1	40%	12%	$610.7	38%
The increase in CooperVision's SGA in fiscal 2015 compared to fiscal 2014 in absolute dollars is primarily due to operating expenses of Sauflon. CooperVision's SGA also included approximately $24.5 million primarily for restructuring and integration costs, largely made up of professional fees and personnel related costs for transitional employees related to Sauflon restructuring and integration activities. Fiscal 2015 SGA expenses also include $19.8 million of litigation settlement and legal costs, of which $17.0 million relates to the settlement to intellectual property claims by JJVC, as well as litigation costs relating to the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to UPP. In addition to the restructuring and integration activities related to Sauflon, CooperVision continues to invest in sales and marketing to promote our silicone hydrogel products, including MyDay, to reach new customers and support geographic expansion.
The increase in CooperVision's SGA in fiscal 2014 compared to fiscal 2013 in absolute dollars and as a percentage of net sales is primarily due to operating expenses of Sauflon, acquired in our fiscal fourth quarter of 2014, and approximately $42.3 million of acquisition, restructuring and integration costs, largely made up of legal fees, professional fees and severance costs expensed in fiscal 2014.
The decrease in CooperSurgical's SGA in fiscal 2015 compared to fiscal 2014 in absolute dollars is primarily due to efficiencies as a result of cost control measures partially offset by approximately $4.9 million primarily for integration costs in our fertility business and costs related to the acquisition of Reprogenetics in our fiscal fourth quarter of 2015. The increase in CooperSurgical's SGA in fiscal 2015 compared to fiscal 2014 as a percentage of net sales reflects the acquisition and acquisition costs along with lower net sales in the current year. CooperSurgical continues to invest in sales activities to promote our products and to reach new customers.
The decrease in CooperSurgical's SGA in fiscal 2014 compared to fiscal 2013 in absolute dollars and as a percentage of net sales is primarily due to efficiencies as a result of cost control measures in fiscal 2014 and costs included in fiscal 2013 for acquisition and integration activities related to Origio.
The decrease in Corporate SGA in absolute dollars in fiscal 2015 as compared to fiscal 2014 is due to lower share-based compensation costs, primarily attributable to the timing of grants. The growth in absolute dollars in fiscal 2014 as compared to 2013 was primarily due to increased share-based compensation costs and acquisition-related professional service costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expense (R&D)

($ in millions)	2015	% Net Sales	2015 vs. 2014 % Change	2014	% Net Sales	2014 vs. 2013 % Change	2013	% Net Sales
CooperVision	$55.2	4%	5%	$52.3	4%	13%	$46.4	4%
CooperSurgical	14.4	5%	3%	14.0	4%	12%	12.4	4%
	$69.6	4%	5%	$66.3	4%	13%	$58.8	4%
The sequential increases in CooperVision's R&D in absolute dollars over the fiscal years presented are primarily due to investments in new technologies, clinical trials and increased headcount. The increase in fiscal 2015 compared to fiscal 2014 is primarily due to the inclusion of Sauflon R&D activities and $4.6 million in charges primarily for equipment rationalization and severance costs related to integration activities. CooperVision’s R&D activities are primarily focused on the development of contact lenses and manufacturing improvements.
The sequential increases in CooperSurgical's R&D in absolute dollars and as a percentage of sales over the fiscal years presented are primarily due to increased activity to bring newly acquired products to market, increased investment in projects to develop new products and the upgrade of existing products. CooperSurgical's research and development activities include in vitro fertilization product development and the design and upgrade of surgical procedure devices.
Amortization of Intangibles

($ in millions)	2015	% Net Sales	2015 vs. 2014 % Change	2014	% Net Sales	2014 vs. 2013 % Change	2013	% Net Sales
CooperVision	$36.6	3%	61%	$22.7	2%	36%	$16.7	1%
CooperSurgical	14.9	5%	14%	13.0	4%	(4)%	13.5	4%
	$51.5	3%	44%	$35.7	2%	18%	$30.2	2%
The sequential increases in amortization are due to acquired intangible assets related to acquisitions, primarily the acquisitions of Reprogenetics in August 2015 and Sauflon in August 2014. We expect amortization in fiscal 2016 to be approximately $12.9 million in each of the fiscal first through third quarters and $12.0 million in the fiscal fourth quarter primarily due to intangible assets acquired with Reprogenetics and Sauflon, offset by intangible assets which we forecast to become fully amortized.
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
We recorded a pre-tax loss of approximately $21.1 million in our Consolidated Statement of Income for fiscal 2013. Results from operations of Aime are included in our Consolidated Statements of Income for fiscal 2013, and we have not segregated the results of operations or net assets of Aime on our financial statements for any period presented. The disposition of the assets and liabilities of Aime did not qualify for classification as discontinued operations as CooperVision maintains continuing involvement through a distribution arrangement with Aime for a minimum of three years post divestiture.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restructuring Costs
During the fiscal fourth quarter of 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. The 2014 Sauflon Integration Plan activities include workforce reductions, consolidation of duplicative facilities and product rationalization. We estimate the total restructuring costs under this plan to be $112.0 million. The increase over our prior estimates relates to additional product rationalization and related equipment disposals and accelerated depreciation, primarily related to our hydrogel contact lenses, based on our review of products, materials and manufacturing processes of Sauflon. We expect to be substantially complete with activities related to operating expenses in our fiscal first quarter of 2016, and to incur costs related to manufacturing activities through the end of fiscal 2016.
Pursuant to the 2014 Sauflon Integration Plan, in fiscal 2015, we recorded expenses in cost of sales of $57.7 million arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. We also recorded in cost of sales $4.0 million of employee termination costs. We reduced the accrued employee termination costs in selling, general and administrative expense by $7.2 million based on current estimates of the expected costs and the results of voluntary terminations. We recorded in research and development expense $0.7 million of employee termination costs in fiscal 2015. We also recorded in selling, general and administrative expense $0.4 million for lease termination costs. We may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods. See the notes to consolidated financial statements for additional information.
Operating Income

($ in millions)	2015	% Net Sales	2015 vs. 2014 % Change	2014	% Net Sales	2014 vs. 2013 % Change	2013	% Net Sales
CooperVision	$229.8	15%	(20)%	$289.0	21%	—%	$289.3	23%
CooperSurgical	56.1	18%	(19)%	69.0	21%	14%	60.6	19%
Corporate	(49.2)	—	4%	(51.5)	—	(17)%	(44.0)	—
	$236.7	13%	(23)%	$306.5	18%	0.2%	$305.9	19%
The decrease in consolidated operating income in fiscal 2015 as compared to 2014 in absolute dollars and as a percentage of net sales is primarily due to the decrease in gross profit of 2% and the increase in operating expenses of 6%. The decreases in consolidated and CooperVision operating income in fiscal 2015 as compared to fiscal 2014 in absolute dollars and as a percentage of sales was primarily due to the intellectual property settlement with JJVC along with restructuring, integration and amortization costs primarily related to Sauflon, as discussed above, recorded in cost of sales and operating expenses. CooperSurgical's operating income in fiscal 2015 decreased in absolute dollars and as a percentage of net sales primarily due to the decrease in net sales of 5%.
The consolidated operating income in fiscal 2014 remained flat as compared to fiscal 2013 in absolute dollars primarily due to the increase in gross profit of 6%, offset by the increase in operating expenses of 9%. The decreases in consolidated and CooperVision operating income as a percentage of sales in fiscal 2014 as compared to fiscal 2013 was due to the acquisition, restructuring and integration costs primarily related to Sauflon, as discussed above, recorded in cost of sales and operating expenses. CooperSurgical's operating income in fiscal 2014 increased in absolute dollars and as a percentage of net sales due to the increase of gross profit of 2% and decrease of total operating expense of 3%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

($ in millions)	2015	% Net Sales	2015 vs. 2014 % Change	2014	% Net Sales	2014 vs. 2013 % Change	2013	% Net Sales
Interest expense	$18.1	1%	127%	$8.0	0.5%	(13)%	$9.2	0.6%
Interest expense increased in absolute dollars and as a percentage of net sales in fiscal 2015 compared to fiscal 2014 reflecting higher average debt as a result of debt incurred in connection with the August 2014 acquisition of Sauflon as well a higher interest rates on our revolving Credit Agreement as such interest rates vary based on leverage. The decrease in interest expense in absolute dollars in fiscal 2014 compared to fiscal 2013 reflects lower average debt and lower average interest rates during the year. Total debt was $1.35 billion, $1.38 billion and $0.3 billion at October 31, 2015, 2014 and 2013, respectively. Current period debt outstanding includes $200.0 million on two uncommitted revolving lines of credit, entered into on March 24, 2015, the $700.0 million term loan, entered into on August 4, 2014, the $300.0 million term loan, entered into on September 12, 2013, as well as about $109.2 million drawn on our revolving Credit Agreement.
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
Other Expense (Income), Net

Years Ended October 31, (In millions)	2015	2014	2013
Foreign exchange loss (gain)	$3.5	$2.9	$(0.1)
Other income, net	(0.4)	(0.9)	(1.3)
	$3.1	$2.0	$(1.4)
Provision for Income Taxes
We recorded income tax expense of $10.3 million in fiscal 2015 compared to $24.7 million in fiscal 2014. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) was 4.8% for fiscal 2015, 8.3% for fiscal 2014 and 4.9% for fiscal 2013. The ETR in fiscal 2015 decreased in comparison to fiscal 2014 partially due to discrete items and integration activities. The ETR in fiscal 2014 increased in comparison to fiscal 2013 to reflect the inclusion in the fiscal 2013 ETR of several discrete items causing a reduction in that year. These items related primarily to the statutory income tax rate reduction in the United Kingdom and the renewal of the R&D tax credit in the United States.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $72.6 million and a foreign effective tax rate of approximately 5.6% in our fiscal year 2015 compared to $85.5 million and a foreign effective tax rate of approximately 2.6% in our fiscal year 2014. The foreign jurisdictions with lower tax rates as compared to the United States federal statutory rate that had the most significant impact on our provision for foreign income taxes in the fiscal years presented include the United Kingdom, Barbados and Puerto Rico. See the notes to consolidated financial statements for additional information.
Share Repurchases
In December 2011, our Board of Directors authorized a share repurchase program and subsequently amended the total repurchase authorization to $500.0 million. The program has no expiration date and may be discontinued at any time. During fiscal 2015, we repurchased 468 thousand shares of our common stock for $67.3 million at an average purchase price of $139.60 per share. During fiscal 2014, we repurchased 572 thousand shares of our common stock for $75.8 million at an average purchase price of $132.49 per share. At October 31, 2015, we had remaining authorization to repurchase about $118.4 million of our common stock. See the notes to consolidated financial statements for additional information.
Share-Based Compensation Plans

We grant various share-based compensation awards, including stock options, performance shares, restricted stock and restricted stock units. The share-based compensation and related income tax benefit recognized in the consolidated financial statements in fiscal 2015 was $32.9 million and $10.2 million, respectively, compared to $36.5 million and $11.7 million, respectively, in fiscal 2014. As of October 31, 2015, there was $62.2 million of total unrecognized share-based compensation cost related to non-vested awards: $5.0 million for stock options; $48.8 million for restricted stock units; and $8.4 million for performance shares. The unrecognized compensation is expected to be recognized over weighted average remaining vesting periods of 2.9 years for nonvested stock options, 3.4 years for restricted stock units and 1.7 years for performance shares. Net (payments) proceeds related to share-based compensation awards for the fiscal years ended October 31, 2015, 2014 and 2013 were approximately $(4.8) million, $8.6 million and $19.3 million, respectively.

We estimate the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. The use of different assumptions could lead to a different estimate of fair value. The expected life of the stock option is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. If our assumption for the expected life increased by one year, the fair value of an individual option granted in fiscal 2015 would have increased by approximately $4.50. To determine the stock price volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. If our assumption for stock price volatility increased by one percentage point, the fair value of an individual option granted in fiscal 2015 would have increased by approximately $1.30.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
2015 Highlights

•	Operating cash flow $391.0 million down from $454.8 million in fiscal 2014

•	Expenditures for purchases of property, plant and equipment $243.0 million up from $238.1 million in fiscal 2014

•	Cash payments for acquisitions, $44.9 million, primarily for Reprogenetics, compared to $1.1 billion in fiscal 2014, primarily for Sauflon

•	Total debt at $1.35 billion at the end of fiscal 2015 compared to $1.38 billion at the end of fiscal 2014
Comparative Statistics

Years Ended October 31, ($ in millions)	2015	2014
Cash and cash equivalents	$16.4	$25.2
Total assets	$4,460.6	$4,458.3
Working capital	$272.6	$349.4
Total debt	$1,350.0	$1,382.4
Stockholders’ equity	$2,673.9	$2,588.4
Ratio of debt to equity	0.50:1	0.53:1
Debt as a percentage of total capitalization	34%	35%
Working Capital
The decrease in working capital at the end of fiscal 2015 from the end of fiscal 2014 was primarily due to the increase in short term debt from the $200.0 million in new revolving lines of credit, borrowed in the fiscal second quarter of 2015, and utilized to pay down higher interest rate debt on our long term revolving Credit Agreement. Working capital at the end of fiscal 2014 includes $55.1 million of loan notes issued related to the acquisition of Sauflon which was paid in fiscal 2015. The decrease in working capital was also due to the decrease in cash offset by the increases in inventories, accounts receivable and other current assets along with the decrease in accounts payable.
The $38.2 million increase in inventories was primarily related to increased production to support product launches of single-use lenses including clariti and MyDay, our single-use silicone hydrogel contact lenses. Our inventory months on hand (MOH) were 7.5 at October 31, 2015, after adjusting for product rationalization costs related to the acquisition of Sauflon and facility start-up costs. This represents an increase from MOH at October 31, 2014 of 6.6 that were adjusted for product rationalization costs related to the acquisition of Sauflon. Our unadjusted inventory MOH was 6.2 and 6.1 at October 31, 2015 and 2014, respectively. Our days sales outstanding (DSO) increased to 57 days at October 31, 2015, compared to 53 days at October 31, 2014 as trade accounts receivable increased by $6.6 million, primarily due to timing of collections.
We have reviewed our needs in the United States for possible repatriation of undistributed earnings or cash of our foreign subsidiaries. We presently intend to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.
Operating Cash Flow
Cash flow provided by operating activities in fiscal 2015 continued to be our major source of liquidity, at $391.0 million compared to $454.8 million in fiscal 2014 and $415.9 million in fiscal 2013. Fiscal 2015

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

results include $205.1 million of net income and non-cash items primarily made up of $191.4 million related to depreciation and amortization, $32.9 million of expense and $17.3 million of excess tax benefits both related to share-based compensation, $10.3 million related to net gains in currency translation, $42.4 million related to loss on retirement of property, plant and equipment. Results also include changes in operating assets and liabilities, which primarily reflect the increases in inventories and other assets of $46.8 million, the increases in trade and other receivables of $7.3 million, and the increase of $1.2 million relating to taxes. The $63.9 million decrease in cash flows provided by operating activities in fiscal 2015 as compared to fiscal 2014 is primarily due to the decrease in net income, the $17.0 million settlement with JJVC in the fiscal third quarter of 2015, and unfavorable changes in working capital.
For fiscal 2015, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $14.0 million for interest, and $17.0 million settlement with JJVC.
For fiscal 2014, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $4.1 million for interest.
Investing Cash Flow
Cash used in investing activities of $287.9 million in fiscal 2015 was for capital expenditures of $243.0 million primarily to increase manufacturing capacity and payments of $44.9 million related to acquisitions, primarily the acquisition of Reprogenetics in the fiscal fourth quarter of 2015. We forecast increasing aggregate demand for existing and future single-use products. To meet this anticipated demand, in fiscal 2016 we plan to continue the implementation of capital projects to invest in increased single-use manufacturing capacity.
Cash used in investing activities of $1,346.4 million in fiscal 2014 was for payments of $1,109.7 million related to acquisitions, primarily the acquisition of Sauflon, and capital expenditures of $238.1 million, primarily to increase manufacturing capacity, partially offset by the $1.4 million insurance recovery related to facility repairs.
Financing Cash Flow
The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as share repurchases and share-based compensation awards. Cash used in financing activities of $106.7 million in fiscal 2015 was driven by $67.3 million in payments for share repurchases under our existing share repurchase plan, $37.3 million from net repayments of debt, $8.1 million for purchases of noncontrolling interests, net payments of $4.8 million related to vested share-based compensation awards, a $3.2 million payment for contingent consideration, $2.9 million for dividends, and distributions of $1.1 million to noncontrolling interests. Cash used in financing activities was partially offset by $17.3 million in excess tax benefits from share-based compensation awards and $0.7 million of proceeds from a construction allowance. Net repayment of debt in the period includes the payment of $51.2 million to settle all the outstanding loan notes issued for the Sauflon acquisition.
In fiscal 2014, the changes in cash flows from financing activities primarily related to borrowings and payments of debt as well as share repurchases and share-based compensation awards. Cash provided by financing activities of $842.2 million in fiscal 2014 was driven by $887.9 million from net borrowings of debt, $19.3 million in excess tax benefits from share-based compensation awards, $12.2 million of proceeds from a construction allowance and $8.6 million of proceeds from exercise of share-based compensation awards. Cash provided by financing activities was partially offset by $75.8 million in payments for share repurchases under our share repurchase plan, a $3.8 million payment for contingent consideration, $2.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

million for dividends, $2.4 million of distributions to noncontrolling interests, and $0.9 million of debt acquisition costs associated with obtaining the term loan.
At October 31, 2015, we had $16.4 million in cash, primarily outside the United States, and $890.8 million available under our existing revolving Credit Agreement. The $200.0 million borrowed on the new revolving lines of credit, the $700.0 million term loan entered into on August 4, 2014, and the $300.0 million term loan entered into on September 12, 2013, were outstanding as of October 31, 2015. We are in compliance with our financial covenants including the Interest Coverage Ratio at 31.34 to 1.00 and the Total Leverage Ratio at 2.38 to 1.00. As defined, in both the Credit Agreement and term loans, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement to be at least 3.00 to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to be no higher than 3.75 to 1.00.

OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2015, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	Total	2016	2017 & 2018	2019 & 2020	2021 & Beyond
Contractual obligations:
Long-term debt	$1,109.6	$3.8	$1,105.5	$—	$0.3
Interest payments	29.5	15.0	14.5	—	—
Operating leases	238.8	27.8	45.6	36.3	129.1
Contingent consideration	1.0	0.5	0.5		—
Total contractual obligations	1,378.9	47.1	1,166.1	36.3	129.4
Commercial commitments:
Stand-by letters of credit	2.5	2.5	—	—	—
Total	$1,381.4	$49.6	$1,166.1	$36.3	$129.4

The expected future benefit payments for pension plans through 2025 are disclosed in Note 10. Employee Benefits.

We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, about $28.4 million of our long-term income taxes payable have been excluded from the table above. However, other long-term liabilities, included in our consolidated balance sheet, include these uncertain tax positions. See Note 6 for additional information.

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

•
Revenue recognition - We recognize product net sales, net of discounts, returns and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller's price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs when title and risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. We record taxes collected from customers on a net basis, as these taxes are not included in net sales.

•
Net realizable value of inventory - In assessing the value of inventories, we make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of saleability. We reduce the value of inventory if there are indications that the carrying value is greater than market, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, five to seven months of inventory on hand to maintain high customer service levels given the complexity of our contact lens and women's healthcare product portfolios.

•
Valuation of goodwill - We account for goodwill and evaluate our goodwill balances and test them for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist in accordance with related accounting standards. We performed our annual impairment test in our fiscal third quarter of 2015, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2014 and concluded that we had no impairment of goodwill in that year.

In fiscal 2015 and 2014, we performed qualitative assessments to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.

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

Goodwill impairment analysis and measurement is a process that requires significant judgment. If our common stock price trades below book value per share, there are changes in market conditions or a future downturn in our business, or a future annual goodwill impairment test indicates an impairment of our goodwill, we may have to recognize a non-cash impairment of our goodwill that could be material, and could adversely affect our results of operations in the period recognized and also adversely affect our total assets, stockholders' equity and financial condition.

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

The expected life of the share-based awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In determining the expected volatility, management considers implied volatility from publicly-traded options on Cooper's common stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the United States Treasury with a term equal to the expected life of the award. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

As share-based compensation expense recognized in our Consolidated Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant, based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

If factors change and we employ different assumptions in the application of the fair value recognition provisions, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trademarks

Aquaform®, Avaira®, Biofinity®, MyDay® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™, FIPS™ and A Quality of Life Company™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

We are exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. To the extent reasonable and practical, we may decide to reduce the risk of changing interest rates and foreign currency fluctuations on the underlying exposure by entering into interest rate swaps and foreign currency forward exchange contracts, respectively. We do not emphasize such transactions to the same degree as some other companies with international operations. We do not enter into derivative financial instrument transactions for speculative purposes.

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

We are also exposed to risks associated with changes in interest rates, as the interest rate on our senior unsecured syndicated credit facilities, including the revolving Credit Agreement and term loans, may vary with the London Interbank Offered Rate (LIBOR). We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt.
On March 24, 2015, we entered into two uncommitted line of credit agreements that have termination dates of March 24, 2016, and provide revolving loan amounts of up to $100.0 million each with maturity dates of up to ninety days from the loan origination date. At October 31, 2015, $200.0 million was outstanding under these facilities.
On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement that will mature on August 4, 2017. There is no amortization of the principal, and we may prepay the loan balances from time to time, in whole or in part, without premium or penalty. At October 31, 2015, $700.0 million remained outstanding on this term loan.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. At October 31, 2015, $300.0 million remained outstanding on this term loan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

On May 31, 2012, we entered into an amendment to our Credit Agreement, originally entered into on January 12, 2011. The aggregate revolving commitment is $1.0 billion with a maturity date of May 31, 2017, and we have the ability to increase the facility by up to an additional $500.0 million. At October 31, 2015, we had $890.8 million available under the revolving Credit Agreement.

October 31, (In millions)	2015	2014
Short-term debt	$240.4	$101.5
Current portion of long-term debt	3.8	—
Long-term debt	1,105.8	1,280.8
Total	$1,350.0	$1,382.3
At October 31, 2015, the scheduled maturities of our fixed and variable rate long-term debt obligations, their weighted average interest rates and their estimated fair values were as follows:

Expected Maturity Date Fiscal Year ($ in millions)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	$0.1	$0.1	$—	$—	$0.3	$0.5	$0.5
Average interest rate	2.9%	3.4%	4.3%	—	—	6.0%
Variable interest rate	$3.8	$824.0	$281.3	$—	$—	$—	$1,109.1	$1,109.1
Average interest rate	1.3%	1.3%	1.3%	—	—	—

As the table incorporates only those exposures that existed as of October 31, 2015, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As of October 31, 2015, we had no interest rate swap outstanding. If interest rates were to increase or decrease by 1% or 100 basis points, annual interest expense would increase or decrease by about $11.1 million. For further information about our debt, see Item 1A. Risk Factors and Note 1 and Note 5 to the consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Cooper Companies, Inc.:
We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited the Company’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on these consolidated financial statements, financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries as of October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

San Francisco, California
December 18, 2015

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In thousands, except per share amounts)	2015	2014	2013
Net sales	$1,797,060	$1,717,776	$1,587,725
Cost of sales	726,798	626,206	560,917
Gross profit	1,070,262	1,091,570	1,026,808
Selling, general and administrative expense	712,543	683,115	610,735
Research and development expense	69,589	66,259	58,827
Amortization of intangibles	51,459	35,710	30,239
Loss on divestiture of Aime	—	—	21,062
Operating income	236,671	306,486	305,945
Interest expense	18,103	7,965	9,168
Gain on insurance proceeds	—	—	14,084
Other expense (income), net	3,083	1,987	(1,410)
Income before income taxes	215,485	296,534	312,271
Provision for income taxes	10,341	24,705	15,365
Net income	205,144	271,829	296,906
Less: Income attributable to noncontrolling interests	1,621	1,973	755
Net income attributable to Cooper stockholders	$203,523	$269,856	$296,151
Earnings per share attributable to Cooper stockholders - basic	$4.20	$5.61	$6.09
Earnings per share attributable to Cooper stockholders - diluted	$4.14	$5.51	$5.96
Number of shares used to compute earnings per share attributable to Cooper stockholders:
Basic	48,452	48,061	48,615
Diluted	49,179	48,960	49,685
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended October 31, (In thousands)	2015	2014	2013
Net income	$205,144	$271,829	$296,906
Other comprehensive (loss) income:
Foreign currency translation adjustment	(79,424)	(87,763)	2,607
Change in value of derivative instruments, net of tax provision of $30, $630 and $857, respectively	47	986	1,341
Change in minimum pension liability, net of tax (benefit) provision of $(3,908), $(2,348) and $7,399, respectively	(6,084)	(3,643)	11,601
Reclassification of realized gain on marketable securities to net income, net of tax provision of $27 in fiscal 2013	—	—	(50)
Other comprehensive (loss) income	(85,461)	(90,420)	15,499
Comprehensive income	119,683	181,409	312,405
Comprehensive (income) loss attributable to noncontrolling interests	(533)	(733)	717
Comprehensive income attributable to Cooper stockholders	$119,150	$180,676	$313,122
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

October 31, (In thousands)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$16,426	$25,222
Trade accounts receivable, net of allowance for doubtful accounts of $5,956 at October 31, 2015 and $6,025 at October 31, 2014	282,918	276,280
Inventories	419,692	381,474
Deferred tax assets	41,731	40,224
Prepaid expense and other current assets	81,051	68,417
Total current assets	841,818	791,617
Property, plant and equipment, at cost	1,650,730	1,525,917
Less: accumulated depreciation and amortization	683,633	588,592
	967,097	937,325
Goodwill	2,197,077	2,220,921
Other intangibles, net	411,090	453,605
Deferred tax assets	4,510	15,732
Other assets	39,018	39,140
	$4,460,610	$4,458,340
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$244,193	$101,518
Accounts payable	116,912	116,353
Employee compensation and benefits	67,373	67,904
Accrued income taxes	14,740	4,034
Other current liabilities	125,954	152,373
Total current liabilities	569,172	442,182
Long-term debt	1,105,764	1,280,833
Deferred tax liabilities	31,016	69,525
Accrued pension liability and other	80,754	77,360
Total liabilities	1,786,706	1,869,900
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 51,558 at October 31, 2015 and 50,983 at October 31, 2014	5,156	5,099
Additional paid-in capital	1,434,705	1,386,800
Accumulated other comprehensive loss	(191,643)	(106,182)
Retained earnings	1,779,440	1,578,823
Treasury stock at cost: 3,290 shares at October 31, 2015 and 2,840 shares at October 31, 2014	(360,149)	(294,662)
Total Cooper stockholders' equity	2,667,509	2,569,878
Noncontrolling interests	6,395	18,562
Stockholders’ equity	2,673,904	2,588,440
	$4,460,610	$4,458,340
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at October 31, 2012	48,440	$4,844	1,007	$101	$1,265,202	$(31,261)	$1,018,618	$(64,753)	$20,407	$2,213,158
Net income attributable to Cooper stockholders	—	—	—	—	—	—	296,151	—	—	296,151
Other comprehensive income, net of tax	—	—	—	—	—	15,499	—	—	—	15,499
Issuance of common stock for stock plans	976	98	(88)	(9)	13,028	—	—	6,170	—	19,287
Treasury stock repurchase	(1,421)	(142)	1,421	142	—	—	—	(167,334)	—	(167,334)
Tax benefit from exercise of stock options	—	—	—	—	21,799	—	—	—	—	21,799
Dividends on common stock	—	—	—	—	—	—	(2,918)	—	—	(2,918)
Share-based compensation expense	—	—	—	—	28,538	—	—	—	—	28,538
Purchase of shares from noncontrolling interests	—	—	—	—	762	—	—	—	(1,062)	(300)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,141)	(1,141)
Noncontrolling interests	—	—	—	—	—	—	—	—	755	755
Balance at October 31, 2013	47,995	$4,800	2,340	$234	$1,329,329	$(15,762)	$1,311,851	$(225,917)	$18,959	$2,423,494
Net income attributable to Cooper stockholders	—	—	—	—	—	—	269,856	—	—	269,856
Other comprehensive loss, net of tax	—	—	—	—	—	(90,420)	—	—	—	(90,420)
Issuance of common stock for stock plans	720	72	(72)	(7)	1,487	—	—	7,033	—	8,585
Treasury stock repurchase	(572)	(57)	572	57	—	—	—	(75,778)	—	(75,778)
Tax benefit from exercise of stock options	—	—	—	—	19,469	—	—	—	—	19,469
Dividends on common stock	—	—	—	—	—	—	(2,884)	—	—	(2,884)
Share-based compensation expense	—	—	—	—	36,515	—	—	—	—	36,515
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,370)	(2,370)
Noncontrolling interests	—	—	—	—	—	—	—	—	1,973	1,973
Balance at October 31, 2014	48,143	$4,815	2,840	$284	$1,386,800	$(106,182)	$1,578,823	$(294,662)	$18,562	$2,588,440
Net income attributable to Cooper stockholders	—	—	—	—	—	—	203,523	—	—	203,523
Other comprehensive loss, net of tax	—	—	—	—	—	(85,461)	—	—	—	(85,461)
Issuance of common stock for stock plans	593	59	(18)	(2)	(6,690)	—	—	1,817	—	(4,816)
Treasury stock repurchase	(468)	(47)	468	47	—	—	—	(67,304)	—	(67,304)
Tax benefit from exercise of stock options	—	—	—	—	18,268	—	—	—	—	18,268
Dividends on common stock	—	—	—	—	—	—	(2,906)	—	—	(2,906)
Share-based compensation expense	—	—	—	—	32,879	—	—	—	—	32,879
Purchase of shares from noncontrolling interests	—	—	—	—	3,448	—	—	—	(11,518)	(8,070)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(714)	(714)
Noncontrolling interests	—	—	—	—	—	—	—	—	65	65
Balance at October 31, 2015	48,268	$4,827	3,290	$329	$1,434,705	$(191,643)	$1,779,440	$(360,149)	$6,395	$2,673,904

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended October 31, (In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$205,144	$271,829	$296,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	191,403	138,201	125,349
Share-based compensation expense	32,879	36,515	28,538
Loss on divestiture of Aime	—	—	21,062
Loss on disposal of property, plant and equipment	42,415	9,814	6,711
Deferred income taxes	5,582	(16,005)	(17,188)
Excess tax benefit from share-based compensation awards	(17,300)	(19,300)	(18,081)
Provision for doubtful accounts	(69)	764	890
Change in assets and liabilities:
Accounts receivable	(4,528)	(5,167)	55
Inventories	(37,357)	(7,582)	(22,574)
Other assets	(22,595)	(13,468)	(22,870)
Accounts payable	10,108	1,288	(6,294)
Accrued liabilities	(10,658)	34,017	(983)
Accrued income taxes	(4,342)	18,098	27,717
Other long-term liabilities	288	5,819	(3,313)
Cash provided by operating activities	390,970	454,823	415,925
Cash flows from investing activities:
Purchases of property, plant and equipment	(243,023)	(238,065)	(178,127)
Acquisitions of businesses, net of cash acquired, and other	(44,924)	(1,109,702)	(13,045)
Insurance proceeds received	—	1,359	1,254
Cash used in investing activities	(287,947)	(1,346,408)	(189,918)
Cash flows from financing activities:
Proceeds from long-term debt	1,201,300	2,561,700	1,767,000
Repayments of long-term debt	(1,372,129)	(1,666,441)	(1,813,663)
Net proceeds from (repayments of) short-term debt	184,787	(7,331)	21,036
Payment of loan notes issued for Sauflon acquisition	(51,208)	—	—
Repurchase of common stock	(67,304)	(75,778)	(167,334)
Net (payments) proceeds related to share-based compensation awards	(4,816)	8,585	19,287
Excess tax benefit from share-based compensation awards	17,300	19,300	18,081
Purchase of Origio shares from noncontrolling interests	(8,070)	—	(4,199)
Dividends on common stock	(2,906)	(2,884)	(2,918)
Debt issuance costs	—	(925)	(210)
Distributions to noncontrolling interests	(1,110)	(2,438)	(1,007)
Payment of contingent consideration	(3,231)	(3,819)	(3,600)
Proceeds from construction allowance	710	12,196	5,930
Cash (used in) provided by financing activities	(106,677)	842,165	(161,597)
Effect of exchange rate changes on cash and cash equivalents	(5,142)	(2,751)	143
Net (decrease) increase in cash and cash equivalents	(8,796)	(52,171)	64,553
Cash and cash equivalents at beginning of year	25,222	77,393	12,840
Cash and cash equivalents at end of year	$16,426	$25,222	$77,393
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$14,035	$4,149	$5,428
Income taxes	$12,167	$15,918	$13,971
Litigation settlement charges	$17,000	$—	$—

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

Year Ended October 31, (In thousands)	2014
On August 6, 2014, The Cooper Companies, Inc. acquired all of the issued share capital of Sauflon Pharmaceuticals Limited for total consideration of approximately $1.13 billion. Liabilities were assumed as follows:

Supplemental disclosures of non-cash investing activities:
Fair value of assets acquired	$1,305,828
Less:
Cash paid, net of cash acquired	1,063,077
Loan notes issued	57,954
Liabilities assumed	$184,797

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

•
Revenue recognition - We recognize product net sales, net of discounts, returns and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller's price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CooperSurgical medical devices, diagnostic products and surgical instruments and accessories, this primarily occurs when title and risk of ownership transfers to our customers. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. We record taxes collected from customers on a net basis, as these taxes are not included in net sales.

•
Net realizable value of inventory - In assessing the value of inventories, we make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of saleability. We reduce the value of inventory if there are indications that the carrying value is greater than market, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles.

•
Valuation of goodwill - We account for goodwill and evaluate our goodwill balances and test them for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist in accordance with related accounting standards. We performed our annual impairment test in our fiscal third quarter of 2015, and our analysis

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2014 and concluded that we had no impairment of goodwill in that year.
In fiscal 2015 and 2014, we performed qualitative assessments to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.
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

Goodwill impairment analysis and measurement is a process that requires significant judgment. If our common stock price trades below book value per share, there are changes in market conditions or a future downturn in our business, or a future annual goodwill impairment test indicates an impairment of our goodwill, we may have to recognize a non-cash impairment of our goodwill that could be material, and could adversely affect our results of operations in the period recognized and also adversely affect our total assets, stockholders' equity and financial condition.

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

The expected life of the share-based awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In determining the expected volatility, management considers implied volatility from publicly-traded options on Cooper's common stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the United States Treasury with a term equal to the expected life of the award. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.
As share-based compensation expense recognized in our Consolidated Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant, based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
If factors change and we employ different assumptions in the application of the fair value recognition provisions, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.
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
Notes to Consolidated Financial Statements

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

Consolidation

The financial statements in this report include the accounts of all of Cooper's consolidated entities. All significant intercompany transactions and balances are eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into United States dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from the translation of financial statements in foreign currencies into United States dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location's functional currency in net income for each period. We recorded in other expense and income a net foreign exchange loss of $3.5 million for fiscal 2015, a net foreign exchange loss of $2.9 million for fiscal 2014 and a net foreign exchange gain of $0.1 million for fiscal 2013.

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
The Aime divestiture was originally announced on May 31, 2013 and met the criteria for classification as held for sale during the fiscal fourth quarter of 2013. During the fourth quarter of 2013, we completed several conditions to closing and facilitated the transfer of manufacturing technology. We recorded a pre-tax loss of approximately $21.1 million in our Consolidated Statement of Income for fiscal 2013. Results from operations of Aime are included in our Consolidated Statements of Income for fiscal 2013 and we have not segregated the results of operations or net assets of Aime on our financial statements for any period presented. The disposition of the assets and liabilities of Aime did not qualify for classification as discontinued operations as CooperVision shall maintain continuing involvement through a distribution arrangement with Aime for a minimum of three years. The financial statement impact of the Aime product line was not material for any of the fiscal years presented.

Financial Instruments

We may use derivatives to reduce market risks associated with changes in foreign exchange and interest rates. We do not use derivatives for trading or speculative purposes. We believe that the counterparties with which we

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

We are also exposed to risks associated with changes in interest rates, as the interest rate on our credit agreements vary. To mitigate this risk, we may hedge portions of our variable rate debt by swapping those portions to fixed rates. We only enter into derivative financial instruments with institutions with which we have an International Swap Dealers Association (ISDA) agreement in place. When applicable, we record interest rate derivatives as net on our Consolidated Balance Sheet, in accordance with derivative accounting. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. For the years ending October 31, 2014 and 2013, all of our interest rate derivatives were in a liability position and, therefore, were not set-off in the Consolidated Balance Sheet. We had no outstanding interest rate swaps at October 31, 2015. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution basis only. On an ongoing basis, we monitor counterparty credit ratings. We consider our credit non-performance risk to be minimal because we award and disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

On March 10, 2011, we entered into five floating-to-fixed interest rate swaps to fix the floating rate debt under our revolving Credit Agreement or any future credit facility whose variable debt is tied to the London Interbank Offered Rate (LIBOR). These interest rate swaps with notional values totaling $200.0 million, served to fix the floating rate debt for remaining terms between 2 and 14 months with fixed rates between 1.27% and 1.78%. We qualified and designated these swaps as cash flow hedges and recorded the offset of the cumulative fair market value (net of tax effect) to accumulated other comprehensive income in our Consolidated Balance Sheet. At October 31, 2015, we had no outstanding interest rate swaps.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Inventories

October 31, (In millions)	2015	2014
Raw materials	$80.9	$76.9
Work-in-process	14.5	14.3
Finished goods	324.3	290.3
	$419.7	$381.5
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Property, Plant and Equipment

October 31, (In millions)	2015	2014
Land and improvements	$19.8	$20.6
Buildings and improvements	226.1	205.5
Machinery and equipment	1,085.1	980.8
Construction in progress	319.7	319.0
Less: Accumulated depreciation	683.6	588.6
	$967.1	$937.3

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

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. We had capitalized interest included in construction in progress of $6.2 million and $5.6 million for the years ended October 31, 2015 and 2014, respectively.

Earnings Per Share

We determine basic earnings per share (EPS) by using the weighted average number of shares outstanding. We determine diluted EPS by increasing the weighted average number of shares outstanding in the denominator by the number of outstanding dilutive equity awards using the treasury stock method.

Treasury Stock

We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. At October 31, 2015 and 2014, the number of shares in treasury was 3,290,318 and 2,840,279, respectively. A total of 467,539 shares were purchased during the year ended October 31, 2015, and 571,939 shares were purchased during the year ended October 31, 2014. See Note 8 for additional information on the share repurchase program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

We acquired Sauflon to accelerate the growth in sales of our single-use products by enabling a multi-tier, single-use strategy with a full suite of hydrogel and silicone hydrogel product offerings in the major product categories of sphere, toric and multifocal lenses. This acquisition was also intended to provide for enhanced relationships with key European retailers and opportunities for operational synergies.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

acquired, interest expense associated with the financing obtained by Cooper in connection with the acquisition, and the elimination of incurred acquisition-related costs.

The fiscal 2014 unaudited pro forma financial information is not adjusted to exclude $36.1 million of restructuring costs and costs incurred in the fiscal year to integrate the operations of Cooper with Sauflon. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3. Restructuring and Integration Costs

2014 Sauflon Integration Plan
During the fiscal fourth quarter of 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. These activities include workforce reductions, consolidation of duplicative facilities and product rationalization. We estimate the total restructuring costs under this plan to be $112.0 million. The $8.0 million increase over our fiscal third quarter estimate relates to additional product rationalization and related equipment disposals and accelerated depreciation, primarily related to our hydrogel contact lenses, based on our review of products, materials and manufacturing processes of Sauflon. We expect to be substantially complete with activities related to operating expenses in our fiscal first quarter of 2016, and to incur costs related to manufacturing activities through the end of fiscal 2016.

These estimated costs include approximately $89.0 million associated with assets, including product rationalization and related equipment disposals and accelerated depreciation, about $19.0 million associated with employee termination costs and about $4.0 million associated with facility lease termination costs.

In fiscal 2015, we recorded in cost of sales $57.7 million of expense, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. We recorded in cost of sales $4.0 million of employee termination costs. We reduced in selling, general and administrative expense, the accrued employee termination costs by $7.2 million, based on current estimates of the expected costs and the results of voluntary terminations; and we recorded $0.4 million of expense for lease termination costs. We recorded in research and development expense $0.7 million of employee termination costs. In addition, CooperVision incurred $35.2 million of integration costs in fiscal 2015, included in operating expenses.

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

A summary of the total restructuring costs by major component recognized for the fiscal years ended October 31, 2015, and October 31, 2014, is as follows:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total
Amounts incurred in:
Year ended October 31, 2014	$20.3	$0.5	$15.3	$36.1
Year ended October 31, 2015	(2.5)	0.4	57.7	55.6
Cumulative amounts incurred as of October 31, 2015	$17.8	$0.9	$73.0	$91.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the restructuring activities by major component:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total
Additions during fiscal 2014	$20.3	$0.5	$15.3	$36.1
Payments during the fiscal year	(0.4)	—	—	(0.4)
Non-cash adjustments (b)	—	—	(15.3)	(15.3)
Balance at October 31, 2014	$19.9	$0.5	$—	$20.4
(Reductions) additions during fiscal 2015	(2.5)	0.4	57.7	55.6
Payments during the fiscal year	(9.0)	(0.4)	—	(9.4)
Non-cash adjustments (a) (b)	0.2	(0.2)	(57.7)	(57.7)
Balance as of October 31, 2015	$8.6	$0.3	$—	$8.9
(a) Non-cash adjustments for employee-related and facilities-related costs represent currency translation adjustment.
(b) Non-cash adjustments for product rationalization represent equipment disposals, inventory write-offs and accelerated depreciation.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4. Intangible Assets
Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2013	$1,048.5	$339.1	$1,387.6
Net additions during the year ended October 31, 2014	857.1	25.5	882.6
Translation	(44.1)	(5.2)	(49.3)
Balance as of October 31, 2014	$1,861.5	$359.4	$2,220.9
Net (reductions) additions during the year ended October 31, 2015	(1.2)	17.4	16.2
Translation	(32.7)	(7.3)	(40.0)
Balance as of October 31, 2015	$1,827.6	$369.5	$2,197.1

Of the October 31, 2015 goodwill balance, $93.5 million for CooperSurgical and $19.7 million for CooperVision is expected to be deductible for tax purposes.
Other Intangible Assets

	As of October 31, 2015		As of October 31, 2014
(In millions)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation	Weighted Average Amortization Period
					(In years)
Trademarks	$23.7	$4.4	$21.3	$2.9	13
Technology	318.9	114.7	326.6	93.8	11
Customer relationships	247.0	104.5	233.2	90.7	14
License and distribution rights and other	71.7	26.6	73.5	13.6	8
	661.3	$250.2	654.6	$201.0	12
Less accumulated amortization and translation	250.2		201.0
Other intangible assets, net	$411.1		$453.6
Included in Technology at October 31, 2015 is $39.5 million of acquired in-process research and development from Sauflon that is not amortized. See Note 2 for additional information on acquired intangible assets from Sauflon.
We estimate that amortization expense for our existing other intangible assets will be $50.6 million in fiscal 2016, $47.4 million in fiscal 2017, $45.5 million in fiscal 2018, $42.7 million in fiscal 2019 and $31.9 million in fiscal 2020.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5. Debt

October 31, (In millions)	2015	2014
Short-term:
Loan notes issued for Sauflon acquisition	$—	$55.1
Overdraft and other credit facilities	240.4	46.4
Current portion of long-term debt	3.8	—
	$244.2	$101.5

Long-term:
Credit Agreement	$109.0	$279.5
Term loans	996.3	1,000.0
Other	0.5	1.3
	$1,105.8	$1,280.8

Annual maturities of long-term debt as of October 31, 2015, are as follows:

Year (In millions)
2016	$3.8
2017	$824.1
2018	$281.4
2019	$—
2020	$—
Thereafter	$0.3
Credit Agreement
On May 31, 2012, we entered into an amendment to our Credit Agreement, dated as of January 12, 2011, by and among the Company, CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent. The Credit Agreement, as amended, provides for a multicurrency revolving credit facility in an aggregate commitment amount of $1.0 billion and the aggregate commitment amount under the revolving facility may be increased, upon our written request, by $500.0 million. The amended Credit Agreement has a termination date of May 31, 2017.
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
The commitment fee rate ranges between 0.100% and 0.275% of the unused portion of the revolving facility based on a pricing grid tied to the Total Leverage Ratio (as defined below and in the Credit Agreement). The applicable margin rates on loans outstanding under the Credit Agreement will bear interest based, at our option, on either the base rate or the adjusted Eurodollar rate (currently referred to as LIBOR) or adjusted foreign currency rate (each as defined in the amended Credit Agreement), plus an applicable margin of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

between 0.00% and 0.75% in respect of base rate loans and between 1.00% and 1.75% in respect of adjusted Eurodollar rate or adjusted foreign currency rate loans, in each case in accordance with a pricing grid tied to the Total Leverage Ratio, as defined in the Credit Agreement. In addition to the annual commitment fee, we are also required to pay certain letter of credit and related fronting fees and other administrative fees pursuant to the terms of the Credit Agreement.
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
At October 31, 2015, we were in compliance with the Interest Coverage Ratio at 31.34 to 1.00 and the Total Leverage Ratio at 2.38 to 1.00.
At October 31, 2015, we had $890.8 million available under the Credit Agreement.
Uncommitted Revolving Lines of Credit on March 24, 2015
On March 24, 2015, we entered into uncommitted line of credit agreements with TD Bank, N.A. and Santander Bank, N.A. These lines of credit have a termination date of March 24, 2016, and each provide revolving loan amounts of up to $100.0 million, at the lender's option, with maturity dates of up to ninety days from the loan origination date. Amounts outstanding under these agreements will bear interest at a rate equal to LIBOR for the period plus, 0.9%, payable in arrears on the last day of the period, as defined in the agreements.
At October 31, 2015, we had $200.0 million outstanding under these agreements.

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

Amounts outstanding under this term loan agreement will bear interest, at our option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank's prime rate, (b) 0.5% in excess of the federal funds effective rate and (c) 1% in excess of the adjusted Eurodollar rate (currently referred to as LIBOR) for a one-month interest period on such day, or the adjusted Eurodollar rate, plus, in each case, an applicable margin. The applicable margins will be determined quarterly by reference to a grid based upon the Total Leverage Ratio, as defined in the term loan agreement, and consistent with the revolving Credit Agreement discussed above.

This term loan agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the agreement, consistent with the revolving Credit Agreement discussed above. The agreement also contains customary

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

events of default, the occurrence of which would permit the Administrative Agent to declare the principal, accrued interest and other obligations under the agreement to be immediately due and payable.

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

At October 31, 2015, we had $300.0 million outstanding under the Term Loan.

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

Amounts outstanding under this term loan agreement will bear interest, at our option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank’s prime rate, (b) 0.5% in excess of the federal funds effective rate and (c) 1% in excess of the adjusted Eurodollar rate (currently referred to as LIBOR) for a one-month interest period on such day, or the adjusted Eurodollar rate, plus, in each case, an applicable margin. The applicable margins will be determined quarterly by reference to a grid based upon the Total Leverage Ratio, as defined in the term loan agreement and consistent with the revolving Credit Agreement discussed above.

This term loan agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the agreement, and consistent with the revolving Credit Agreement as discussed above. This term loan agreement also contains customary events of default, the occurrence of which would permit the Administrative Agent to declare the principal, accrued interest and other obligations under the agreement to be immediately due and payable.

In August 2014, we utilized this facility to fund the acquisition of Sauflon, as well as to provide working capital and for general corporate purposes.

At October 31, 2015, we had $700.0 million outstanding under this term loan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

European Credit Facilities

We maintain European credit facilities in the form of continuing and unconditional guarantees. The aggregate facility limit was $33.2 million and $37.6 million at October 31, 2015 and 2014, respectively. We will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered under the guaranty. At October 31, 2015, $8.6 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 1.5%.

In addition to these European credit facilities, we also have available certain non-guaranteed Euro-denominated overdraft facilities. The aggregate facility limit was $0.7 million and $0.8 million at October 31, 2015 and 2014, respectively. At October 31, 2015, none of this facility was utilized.

Asian Pacific Credit Facilities

We maintain Yen-denominated credit facilities in Japan supported by continuing and unconditional guarantees. The aggregate facility limit was $49.7 million and $53.5 million at October 31, 2015 and 2014, respectively. We will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the base rate or TIBOR plus a fixed spread. At October 31, 2015, $29.2 million of the combined facilities was utilized. The weighted average interest rate on the outstanding balances was 0.5%.

We maintain credit facilities for certain of our Asia Pacific subsidiaries. Each facility is supported by a continuing and unconditional guaranty. The aggregate facility limit was $10.9 million and $11.9 million at October 31, 2015 and 2014, respectively. We will pay all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under each guaranty. At October 31, 2015, $0.3 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 3.3%.

Letters of Credit

We maintain letters of credit throughout the world with various financial institutions that primarily serve as guarantee notes on certain debt obligations. The aggregate outstanding amount of letters of credit at October 31, 2015 was $2.5 million.

Note 6. Income Taxes

Cooper's effective tax rate (ETR) (provision for income taxes divided by pretax income) for fiscal 2015 was 4.8% and fiscal 2014 was 8.3%. The decrease in the ETR in fiscal 2015 reflects integration activities and discrete items including the renewal of the R&D tax credit in the United States. The ETR is below the United States statutory rate as a majority of our taxable income is earned in foreign jurisdictions with lower tax rates. The ratio of domestic income to worldwide income has decreased over recent fiscal years effectively lowering the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where we operate are significantly lower than the statutory rate in the United States.

The components of income from continuing operations before income taxes and extraordinary items and the income tax provision related to income from all operations in our Consolidated Statements of Income consist of:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2015	2014	2013
Income before income taxes:
United States	$31.9	$32.5	$38.9
Foreign	183.6	264.0	273.4
	$215.5	$296.5	$312.3
Income tax provision	$10.3	$24.7	$15.4

The income tax provision (benefit) related to income from continuing operations in our Consolidated Statements of Income consists of:

Years Ended October 31, (In millions)	2015	2014	2013
Current:
Federal	$0.2	$23.0	$21.6
State	1.2	1.1	1.1
Foreign	3.3	16.6	9.9
	4.7	40.7	32.6

Deferred:
Federal	12.0	(5.3)	(8.1)
State	(0.5)	(0.9)	(0.8)
Foreign	(5.9)	(9.8)	(8.3)
	5.6	(16.0)	(17.2)
Income tax provision	$10.3	$24.7	$15.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

Years Ended October 31, (In millions)	2015	2014	2013
Computed expected provision for taxes	$75.4	$103.8	$109.3
(Decrease) increase in taxes resulting from:
Income earned outside the United States subject to different tax rates	(72.6)	(85.5)	(97.0)
State taxes, net of federal income tax benefit	—	0.5	0.5
Foreign source income subject to United States tax	1.4	0.8	0.3
Research and development credit	(0.7)	(0.1)	(2.1)
Incentive stock option compensation and non-deductible employee compensation	0.4	0.4	0.4
Tax accrual adjustment	3.8	3.8	2.9
Other, net	2.6	1.0	1.1
Actual provision for income taxes	$10.3	$24.7	$15.4

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

October 31, (In millions)	2015	2014
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$1.3	$1.4
Inventories	4.9	4.4
Litigation settlements	0.2	0.1
Accrued liabilities, reserves and compensation accruals	43.1	38.1
Restricted stock	26.4	24.7
Net operating loss carryforwards	2.8	6.2
Plant and equipment	4.4	5.7
Research and experimental expenses - Section 59(e)	2.6	3.8
Tax credit carryforwards	1.1	11.7
Total gross deferred tax assets	86.8	96.1
Less valuation allowance	(13.4)	(14.5)
Deferred tax assets	73.4	81.6
Deferred tax liabilities:
Tax deductible goodwill	(26.5)	(24.2)
Transaction cost	(1.1)	(1.1)
Foreign deferred tax liabilities	(6.6)	(42.0)
Other intangible assets	(24.0)	(27.9)
Bonus adjustments under new accounting method	—	—
Total gross deferred tax liabilities	(58.2)	(95.2)
Net deferred tax assets (liabilities)	$15.2	$(13.6)

Current deferred tax liabilities of $4 thousand at October 31, 2015, and $20 thousand at October 31, 2014, are included in other accrued liabilities on the balance sheet.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at October 31, 2015. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. During the year ended October 31, 2012, we recorded in purchase accounting deferred tax assets in connection with our acquisition of Origio a/s and subsidiaries. A valuation allowance of $1.1 million was recorded in the process for Origio's capital loss arising from a building write-down expense related to the former headquarters location in Jyllig, Denmark. During the fiscal third quarter of 2013, we revalued the deferred tax assets and liabilities residing in Denmark, along with the related valuation allowance, to reflect the newly enacted tax rate change that incrementally decreased the corporate tax rate. As a result, the valuation allowance was reduced to $1.0 million.

For the year ended October 31, 2014, we recorded in purchase accounting deferred tax assets in connection with its acquisition of Sauflon Pharmaceuticals, Ltd., and subsidiaries. A valuation allowance of $13.5 million was set up against Sauflon Hungary's development tax credits.

A valuation allowance of $13.4 million and $14.5 million was recorded against its gross deferred tax asset balance as of October 31, 2015, and October 31, 2014, respectively.

We have not provided for federal income tax on approximately $1.8 billion of undistributed earnings of our foreign subsidiaries since we intend to reinvest this amount outside the United States indefinitely.

At October 31, 2015, we had federal net operating loss carryforwards of $10.1 million and state net operating loss carryforwards of $40.1 million. We also had federal net operating loss carryforwards of $3.2 million related to share option exercises as of October 31, 2015. A tax benefit and a credit to additional paid-in capital for the excess deduction would not be recognized until such deduction reduces taxes payable. Additionally, we had $6.7 million of federal alternative minimum tax credits, $5.4 million of federal research credits and $1.1 million of California research credits. The federal net operating loss and federal research credits carryforwards expire on various dates between 2026 through 2035, and the federal alternative minimum tax credits carry forward indefinitely. The state net operating loss carryforwards expire on various dates between 2019 through 2035, and the California research credits carry forward indefinitely. The net operating loss and other tax credits may be subject to certain limitations upon utilization under Section 382 of the Internal Revenue Code.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The aggregated changes in the balance of gross unrecognized tax benefits were as follows:

(In millions)
Balance at October 31, 2013	$26.4
Increase from prior year's UTB's	2.5
Increase from current year's UTB's	6.0
UTB (decrease) from expiration of statute of limitations	(3.5)
Balance at October 31, 2014	31.4
Increase from prior year's UTB's	—
Increase from current year's UTB's	18.7
UTB (decrease) from expiration of statute of limitations	(9.8)
Balance at October 31, 2015	$40.3

As of October 31, 2015, we had unrecognized tax benefits of $29.4 million, including $3.7 million of related accrued interest and penalties that, if recognized, would affect our effective tax rate. It is our policy to recognize interest and penalties directly related to incomes taxes as additional income tax expense.

Included in the balance of unrecognized tax benefits at October 31, 2015, is $3.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and is comprised of transfer pricing and other items.

We are required to file income tax returns in the United States federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. As of October 31, 2015, the tax years for which we remain subject to United States federal income tax assessment upon examination are 2012 through 2014, as well as other major tax jurisdictions including the United Kingdom, Japan and France. We remain subject to income tax examinations in Australia for the tax years 2011 through 2014.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7. Earnings Per Share

Years Ended October 31,
(In millions, except per share amounts)	2015	2014	2013
Net income attributable to Cooper stockholders	$203.5	$269.9	$296.2
Basic:
Weighted average common shares	48.5	48.1	48.6
Basic earnings per share attributable to Cooper stockholders	$4.20	$5.61	$6.09
Diluted:
Weighted average common shares	48.5	48.1	48.6
Effect of dilutive stock options	0.7	0.9	1.1
Diluted weighted average common shares	49.2	49.0	49.7
Diluted earnings per share attributable to Cooper stockholders	$4.14	$5.51	$5.96
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Years Ended October 31,
(In thousands, except exercise prices)	2015	2014	2013
Stock option shares excluded	123	138	—
Range of exercise prices	$162.28	$119.89	—
Restricted stock units excluded	1	1	—

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8. Stockholders’ Equity

Analysis of changes in accumulated other comprehensive income (loss):

(In millions)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2012	$(7.2)	$—	$(2.4)	$(21.7)	$(31.3)
Gross change in value for the period	2.6	—	(0.7)	19.0	20.9
Reclassification adjustments for (gain) loss realized in income	—	(0.1)	2.9	—	2.8
Tax effect for the period	—	0.1	(0.9)	(7.4)	(8.2)
Balance at October 31, 2013	$(4.6)	$—	$(1.1)	$(10.1)	$(15.8)
Gross change in value for the period	$(87.8)	$—	$(0.1)	$(5.9)	$(93.8)
Reclassification adjustments for loss realized in income	—	—	1.7	—	1.7
Tax effect for the period	—	—	(0.6)	2.3	1.7
Balance at October 31, 2014	$(92.4)	$—	$(0.1)	$(13.7)	$(106.2)
Gross change in value for the period	$(79.4)	$—	$—	$(10.0)	$(89.4)
Reclassification adjustments for loss realized in income	—	—	0.1	—	0.1
Tax effect for the period	—	—	—	3.9	3.9
Balance at October 31, 2015	$(171.8)	$—	$—	$(19.8)	$(191.6)
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
During the fiscal year ended October 31, 2015, we repurchased 468 thousand shares of our common stock for $67.3 million and approximately $118.4 million remained authorized for repurchase under the program. During the three months ended October 31, 2015, we repurchased 368 thousand shares of our common stock for $51.3 million at an average purchase price of $139.60 per share. For the three months ended January 31, 2015, we repurchased 100 thousand shares of our common stock for $16.0 million at an average purchase price of $159.96 per share. We did not repurchase shares during the three-month periods ended July 31, 2015 and April 30, 2015.
During the fiscal year ended October 31, 2014, we repurchased 572 thousand shares of our common stock for $75.8 million. During the fiscal year ended October 31, 2013, we repurchased 1.4 million shares of our common stock for $167.3 million.
Cash Dividends
In fiscal 2015 and 2014, we paid semiannual dividends of 3 cents per share: an aggregate of $1.4 million or 3 cents per share on February 9, 2015, to stockholders of record on January 23, 2015; $1.5 million or 3 cents per share on August 6, 2015, to stockholders of record on July 24, 2015; $1.4 million or 3 cents per share

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

on February 7, 2014, to stockholders of record on January 24, 2014; $1.5 million or 3 cents per share on August 6, 2014, to stockholders of record on July 24, 2014.

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

Note 9. Stock Plans

At October 31, 2015, Cooper had the following share-based compensation plans:

2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan)

In March 2006, we received stockholder approval of the 2006 Directors Plan, and it was amended by the Board of Directors in March 2007, October 2007, October 2008 and December 2008. We received stockholder approval of an amendment and restatement of the 2006 Directors Plan in March 2009 and the Board of Directors amended the Amended and Restated 2006 Directors Plan in October 2009 and October 2010. We received stockholder approval of a further amendment and restatement of the 2006 Directors Plan in March 2011 and the Board of Directors amended the Second Amended and Restated 2006 Directors Plan in October 2011, October 2012 and October 2013.

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

As amended, the Second Amended and Restated 2006 Directors Plan provides for annual grants of stock options and restricted stock to Non-Employee Directors on November 1 and November 15, respectively, of each fiscal year. Specifically, each Non-Employee Director may be awarded on each November 15 the right to purchase for $0.10 per share, a number of shares of restricted stock with a total value of $135,000 or $148,500 in the case of the Non-Executive Chairman of the Board on the date of grant. The restrictions on the restricted stock will lapse on the first anniversary of the date of grant. Each Non-Employee Director may also be awarded on each November 1, a grant of options to purchase common stock with an approximate accounting value of $135,000, or in the case of the Lead Director and/or any non-executive Chairman of the Board, as the case may be, of $148,500. These options vest on the first anniversary of the date of grant. Options expire no more than 10 years after the grant date. In December 2008, the 2006 Directors' Plan was also amended to allow discretionary granting of stock options and/or restricted stock with similar terms to the annual grant other than the specific share requirements. As of October 31, 2015, 185,775 shares remained available under the 2006 Directors' Plan for future grants.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2007 Long-Term Incentive Plan (2007 LTIP)

In March 2007, we received stockholder approval of the 2007 LTIP and in October 2007, the Board of Directors amended the 2007 LTIP. In March 2009, we received stockholder approval of an amendment and restatement of the 2007 LTIP and in March 2011, we received stockholder approval of a further amendment and restatement of the 2007 LTIP.

The Second Amended and Restated 2007 LTIP is designed to increase our stockholder value by attracting, retaining and motivating key employees and consultants who directly influence our profitability. The Second Amended and Restated 2007 LTIP authorizes either our Board of Directors, or a designated committee thereof composed of two or more Non-Employee Directors, to grant to eligible individuals during the period ending December 31, 2017, up to 5,230,000 shares in the form of specified equity awards including stock option, restricted stock unit and performance share awards, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

During fiscal 2015, we granted stock options, restricted stock units (RSUs) and performance share awards to employees under the Second Amended and Restated 2007 LTIP. All equity awards are granted at 100% of fair market value on the date of grant and stock options expire no more than 10 years after the grant date. Stock options may become exercisable based on our common stock achieving certain price targets, specified time periods elapsing or other criteria designated by the Board of Directors or its authorized committee at their discretion. RSUs are nontransferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a specified time period. Performance share awards are nontransferable awards entitling the recipient to receive a variable number of shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. Legal ownership of the shares is not transferred to the recipient until the award vests, and the number of shares distributed is dependent upon the achievement of certain performance targets over a specified period of time. As of October 31, 2015, 757,747 shares remained available under the Second Amended and Restated 2007 LTIP for future grants. The amount of available shares includes shares which may be distributed under performance share awards.

Share-Based Compensation
The compensation cost and related tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

October 31,
(In millions)	2015	2014	2013
Selling, general and administrative expense	$29.2	$32.4	$25.3
Cost of sales	2.8	2.2	1.9
Research and development expense	0.9	1.9	1.3
Total compensation expense	$32.9	$36.5	$28.5
Related income tax benefit	$10.2	$11.7	$8.8

We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $2.8 million, $2.2 million, $1.9 million during the fiscal years ended October 31, 2015, 2014 and 2013, respectively. Net (payments) proceeds related to share-based compensation awards for the fiscal years ended October 31, 2015, 2014 and 2013 were approximately $(4.8) million, $8.6 million and $19.3 million, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Details regarding the valuation and accounting for share-based awards follow.

Stock Options

The fair value of each stock option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table. The expected life of the awards is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In determining the expected volatility, management considers implied volatility from publicly-traded options on our common stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the United States Treasury with a term equal to the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

Years Ended October 31,	2015	2014	2013
Expected life	4.8 - 5.5 years	4.8 - 5.5 years	4.7 - 5.5 years
Expected volatility	29.0% - 29.5%	31.5% - 35.3%	34.8% - 35.9%
Risk-free interest rate	1.3% - 1.5%	1.4% - 1.6%	0.6% - 0.8%
Dividend yield	0.04%	0.05%	0.06%

The activity and status of our stock option plans are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2014	1,323,936	$63.32
Granted	143,434	$162.34
Exercised	367,553	$52.20
Forfeited or expired	9,286	$91.67
Outstanding at October 31, 2015	1,090,531	$79.85	5.80
Vested and exercisable at October 31, 2015	693,968	$55.21	4.59	$67,417,316

The weighted-average fair value of each option granted during fiscal 2015, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $48.70. The weighted-average fair value of each option granted during fiscal 2014, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $41.73. For the 2006 Directors Plan, the weighted-average fair values of options granted for fiscal 2015 and 2014 were $48.53 and $44.20, respectively. The expected requisite service period for options granted to employees in fiscal 2015 was 60 months. The total intrinsic value of options exercised during the year ended October 31, 2015 was $45.7 million.

Stock awards outstanding under our current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 LTIP generally vest over four to five years based on market and service conditions and expire no later than ten years after the grant date. Options granted under the 2006 Directors Plan generally vest in one year or upon achievement of a market condition and expire no later than ten years after the grant date. We generally recognize compensation expense ratably over the vesting period. Directors' options and restricted stock grants

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

are expensed on the date of grant as the 2006 Directors Plan does not contain a substantive future requisite service period. As of October 31, 2015, there was $5.0 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.

Restricted Stock Units

RSUs granted under the 2007 LTIP have been granted at prices which are either equal to or above the market value of the stock on the date of grant and generally vest over four to five years. The fair value of restricted stock units is estimated on the date of grant based on the market price of our common stock. We recognize compensation expense ratably over the vesting period. As of October 31, 2015, there was $48.8 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 3.4 years.

The status of our non-vested RSUs is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2014	598,667	$93.09
Granted	169,820	$162.54
Vested and issued	229,349	$78.73
Forfeited or expired	22,932	$101.16
Non-vested RSUs at October 31, 2015	516,206	$121.96

Performance Units

Performance units are granted to selected executives and other key employees with vesting contingent upon meeting future reported earnings per share goals over a defined performance cycle, usually three years. Performance units, if earned, may be paid in cash or shares of common stock. The performance shares actually earned will range from zero to 150% of the target number of performance shares for performance periods ending in fiscal 2015 through fiscal 2017. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed in the subsequent fiscal year after the performance period. The fair value of performance unit awards is estimated on the date of grant based on the current market price of our common stock and the estimate of probability of award achievement. This estimate is reviewed each fiscal quarter and adjustments are recorded if it is determined that the estimate of probability of award achievement has changed.

We recognize compensation expense ratably over the vesting period. As of October 31, 2015, there was $8.4 million of total unrecognized compensation cost related to non-vested performance units, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

Performance units granted on December 12, 2012 vested on October 31, 2015 and met 50% of the target and, subject to the provisions of the plan, we expect to grant a similar performance award in our fiscal first quarter of 2016. We also granted performance unit awards on December 11, 2013 and February 2, 2015 with specific performance goals for each period ending on October 31, 2016 and October 31, 2017, respectively.

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

The following table sets forth the Plan's benefit obligations and fair value of the Plan assets at October 31, 2015, and the funded status of the Plan and net periodic pension costs for each of the years in the three-year period ended October 31, 2015.

Retirement Income Plan

Years Ended October 31, (In millions)	2015	2014	2013
Change in benefit obligation
Benefit obligation, beginning of year	$101.1	$84.2	$88.6
Service cost	8.8	7.1	7.4
Interest cost	4.6	4.0	3.3
Benefits paid	(4.7)	(1.8)	(3.5)
Actuarial loss (gain)	7.5	7.6	(11.6)
Benefit obligation, end of year	$117.3	$101.1	$84.2
Change in plan assets
Fair value of plan assets, beginning of year	$72.2	$59.3	$47.4
Actual return on plan assets	2.0	5.9	9.2
Employer contributions	10.0	8.8	6.2
Benefits paid	(4.7)	(1.8)	(3.5)
Fair value of plan assets, end of year	$79.5	$72.2	$59.3
Funded status at end of year	$(37.8)	$(28.9)	$(24.9)

Years Ended October 31, (In millions)	2015	2014	2013
Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$—	$—	$—
Current liability	—	—	—
Noncurrent liabilities	(37.8)	(28.9)	(24.9)
Net amount recognized at year end	$(37.8)	$(28.9)	$(24.9)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2015	2014	2013
Amounts recognized in accumulated other comprehensive income consist of:
Net transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss	32.1	22.1	16.0
Accumulated other comprehensive income	$32.1	$22.1	$16.0

Years Ended October 31, (In millions)	2015	2014	2013
Information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$117.3	$101.1	$84.2
Accumulated benefit obligation	$102.6	$88.6	$73.6
Fair value of plan assets	$79.5	$72.2	$59.3

Years Ended October 31, (In millions)	2015	2014	2013
Reconciliation of prepaid (accrued) pension cost
Accrued pension cost at prior fiscal year end	$(6.8)	$(8.9)	$(6.2)
Net periodic benefit cost	8.9	6.7	8.9
Contributions made during the year	10.0	8.8	6.2
Accrued pension cost at fiscal year end	$(5.7)	$(6.8)	$(8.9)

Years Ended October 31, (In millions)	2015	2014	2013
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:
Service cost	$8.8	$7.1	$7.4
Interest cost	4.6	4.0	3.3
Expected return on plan assets	(6.0)	(5.0)	(3.9)
Amortization of transitional (asset) or obligation	—	—	—
Amortization of prior service cost	—	—	—
Recognized actuarial loss	1.5	0.6	2.1
Net periodic pension cost	$8.9	$6.7	$8.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2015	2014	2013
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss (gain)	11.5	6.7	(16.8)
Amortizations of net transition obligation	—	—	—
Amortizations of prior service cost	—	—	—
Amortizations of net gain	(1.5)	(0.6)	(2.2)
Total recognized in other comprehensive income	$10.0	$6.1	$(19.0)
Total recognized in net periodic benefit cost and other comprehensive income	$18.9	$12.8	$(10.1)

There is no estimated net transition obligation or prior service cost, but $1.7 million of estimated net loss for the plan will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Years Ended October 31,	2015	2014	2013
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	4.25%	4.75%	3.75%
Discount rate for determining benefit obligations at year end	4.25%	4.25%	4.75%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	8.00%	8.00%	8.00%
Expected rate of return on plan assets at year end	8.00%	8.00%	8.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2015	10/31/2014	10/31/2013

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used for the plan is based primarily on the yields of a universe of high quality corporate bonds or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction. If a discount rate of 4.75%, which is the same as fiscal 2013, had been used, the projected benefit obligation would have been $107.5 million, and the accumulated benefit obligation would have been $94.6 million.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2015	2014	2013
Asset category
Cash and cash equivalents	2.2%	3.0%	5.3%
Corporate common stock	9.0%	9.0%	14.6%
Equity mutual funds	52.0%	52.1%	47.5%
Real estate funds	3.3%	4.1%	3.8%
Bond mutual funds	33.5%	31.8%	28.8%
Total	100.0%	100.0%	100.0%

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

Fair Value Measurement of Plan Assets

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$1.7	$1.7	$—	$—
Corporate common stock	7.2	7.2	—	—
Equity mutual funds	41.3	41.3	—	—
Real estate funds	2.6	2.6	—	—
Bond mutual funds	26.7	26.7	—	—
Total	$79.5	$79.5	$—	$—

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Cash Flows

Contributions

The Company contributions to the pension plan were $10.0 million, $8.8 million and $6.2 million for fiscal 2015, 2014 and 2013, respectively. We closely monitor the funded status of the Plan with respect to legislative and accounting rules. We expect to make contributions of about $10.0 million during fiscal 2016.

Estimated Future Benefit Payments

Years (In millions)
2016	$2.6
2017	$3.0
2018	$3.3
2019	$3.8
2020	$4.3
2021-2025	$29.5

 Cooper's 401(k) Savings Plan

Cooper's 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all United States employees. Employees who participate in the 401(k) plan may elect to have up to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper's contributions on account of participating employees, were $4.2 million, $4.0 million and $3.4 million for the years ended October 31, 2015, 2014 and 2013, respectively.

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

Note 11. Fair Value Measurements
As of October 31, 2015 and October 31, 2014, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.
We believe that the balances of our revolving debt and term loans approximated their fair values as of October 31, 2015 and October 31, 2014 and are categorized as Level 2 of the fair value hierarchy.
We have derivative assets and liabilities that may include interest rate swaps, cross currency swaps and foreign currency forward contracts. The impact of the counterparty’s creditworthiness when in an asset position and Cooper's creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments. Both the counterparty and Cooper are expected to continue to perform under the contractual terms of the instruments.
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
The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal years 2015 and 2014, within the fair value hierarchy at October 31:

(In millions)	2015	2014
Assets:
Foreign exchange contracts	$1.3	$0.6
Liabilities:
Interest rate swaps	—	0.1
Foreign exchange contracts	0.4	3.3
	$0.4	$3.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2015, were payable as follows:

(In millions)
2016	$27.8
2017	24.2
2018	21.4
2019	18.9
2020	17.4
2021 and thereafter	129.1
$238.8

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $27.5 million, $25.6 million and $22.8 million in 2015, 2014 and 2013, respectively.
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
The following table presents a summary of our business segment net sales:

(In millions)	2015	2014	2013
CooperVision net sales by category:
Toric lens	$440.1	$428.6	$388.1
Multifocal lens	162.1	147.0	121.7
Single-use sphere lens	357.2	306.6	271.0
Non single-use sphere and other eye care products and other	528.4	510.4	487.5
Total CooperVision net sales	1,487.8	1,392.6	1,268.3
CooperSurgical net sales	309.3	325.2	319.4
Total net sales	$1,797.1	$1,717.8	$1,587.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by business segment for each of the years in the three-year period ended October 31, 2015, follows:

(In millions)	CooperVision	CooperSurgical	Corporate	Consolidated
2015
Net sales	$1,487.8	$309.3	$—	$1,797.1
Operating income (loss)	$229.8	$56.1	$(49.2)	$236.7
Other expense, net				3.1
Interest expense				18.1
Income before income taxes				$215.5
Identifiable assets	$3,714.6	$674.8	$71.2	$4,460.6
Depreciation expense	$134.0	$5.6	$0.3	$139.9
Amortization expense	$36.6	$14.9	$—	$51.5
Capital expenditures	$238.3	$4.6	$0.1	$243.0
2014
Net sales	$1,392.6	$325.2	$—	$1,717.8
Operating income (loss)	$289.0	$69.0	$(51.5)	$306.5
Other expense, net				2.0
Interest expense				8.0
Income before income taxes				$296.5
Identifiable assets	$3,699.6	$646.2	$112.5	$4,458.3
Depreciation expense	$95.5	$6.5	$0.5	$102.5
Amortization expense	$22.7	$13.0	$—	$35.7
Capital expenditures	$233.6	$4.2	$0.3	$238.1
2013
Net sales	$1,268.3	$319.4	$—	$1,587.7
Operating income (loss)	$289.3	$60.6	$(44.0)	$305.9
Other income, net				1.4
Interest expense				9.2
Gain on insurance proceeds				14.1
Income before income taxes				$312.3
Identifiable assets	$2,376.0	$632.8	$128.5	$3,137.3
Depreciation expense	$88.4	$6.3	$0.4	$95.1
Amortization expense	$16.7	$13.5	$—	$30.2
Capital expenditures	$170.7	$6.9	$0.5	$178.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2015, follows:

(In millions)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2015
Sales to unaffiliated customers	$811.9	$647.3	$337.9	$1,797.1
Sales between geographic areas	250.0	493.1	(743.1)	—
Net sales	$1,061.9	$1,140.4	$(405.2)	$1,797.1
Operating income (loss)	$30.7	$(37.6)	$243.6	$236.7
Long-lived assets	$494.2	$407.9	$65.0	$967.1
2014
Sales to unaffiliated customers	$773.8	$582.4	$361.6	$1,717.8
Sales between geographic areas	230.6	346.0	(576.6)	—
Net sales	$1,004.4	$928.4	$(215.0)	$1,717.8
Operating income (loss)	$47.8	$(10.3)	$269.0	$306.5
Long-lived assets	$499.2	$406.4	$31.7	$937.3
2013
Sales to unaffiliated customers	$742.2	$479.1	$366.4	$1,587.7
Sales between geographic areas	230.4	326.3	(556.7)	—
Net sales	$972.6	$805.4	$(190.3)	$1,587.7
Operating income	$49.7	$(5.4)	$261.6	$305.9
Long-lived assets	$427.6	$297.2	$15.1	$739.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14. Selected Quarterly Financial Data (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*
2015
Net sales	$445.2	$434.7	$461.7	$455.5
Gross profit	$276.4	$267.7	$272.9	$253.3
Income before income taxes	$67.5	$67.0	$44.6	$36.4
Net income attributable to Cooper stockholders	$61.2	$60.7	$45.0	$36.7
Earnings per share attributable to Cooper stockholders - basic	$1.27	$1.25	$0.92	$0.76
Earnings per share attributable to Cooper stockholders - diluted	$1.25	$1.23	$0.91	$0.75
2014
Net sales	$405.0	$412.3	$432.5	$468.0
Gross profit	$262.9	$268.5	$280.6	$279.6
Income before income taxes	$79.5	$87.8	$94.4	$34.9
Net income attributable to Cooper stockholders	$71.8	$79.2	$88.1	$30.8
Earnings per share attributable to Cooper stockholders - basic	$1.50	$1.65	$1.83	$0.64
Earnings per share attributable to Cooper stockholders - diluted	$1.47	$1.62	$1.80	$0.63

*Fiscal fourth quarter 2015 results include charges for integration and restructuring activities related to recent acquisitions. Fiscal fourth quarter 2014 results include the operating results of Sauflon Pharmaceuticals Ltd., acquired in August 2014, and the related acquisition, integration and restructuring costs. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 2 and Note 3 for additional information.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of October 31, 2015, the end of the fiscal period covered in this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of October 31, 2015.

The Company's independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2015, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the Company's fiscal quarter ended October 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the subheadings, “Proposal 1 - Election of Directors,” “Executive Officers of the Company,” “Ownership of the Company - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance - The Board of Directors,” “Corporate Governance - Ethics and Business Conduct Policy,” “Corporate Governance - Board Committees - The Audit Committee” and “Report of the Audit Committee” of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2016 (the “2016 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Report of the Organization and Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Director Compensation” of the 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the subheadings “Securities Held by Insiders” and “Principal Securityholders” of the “Ownership of the Company” section of the 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the subheadings “Corporate Governance - Related Party Transactions,” “Proposal 1 - Election of Directors” and “Corporate Governance - The Board of Directors” of the 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2016 Proxy Statement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2015, 2014 and 2013
Statements of Comprehensive Income for the years ended October 31, 2015, 2014 and 2013
Balance Sheets as of October 31, 2015 and 2014
Statements of Stockholders' Equity for the years ended October 31, 2015, 2014 and 2013
Statements of Cash Flows for the years ended October 31, 2015, 2014 and 2013
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

Schedule II
THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended October 31, 2015

(In millions)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended October 31, 2015	$6.0	$1.7	$(1.7)	$6.0
Year Ended October 31, 2014	$5.3	$1.7	$(1.0)	$6.0
Year Ended October 31, 2013	$4.4	$1.5	$(0.6)	$5.3

(1) Consists of additions representing allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In millions)	Balance Beginning of Year	Additions (2)	Reductions/ Charges (3)	Balance at End of Year
Income tax valuation allowance:
Year Ended October 31, 2015	$14.5	$—	$(1.1)	$13.4
Year Ended October 31, 2014	$1.0	$13.5	$—	$14.5
Year Ended October 31, 2013	$1.1	$—	$(0.1)	$1.0

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 2015.

THE COOPER COMPANIES, INC.

By: /s/ ROBERT S. WEISS
Robert S. Weiss
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date
/s/ ROBERT S. WEISS	President, Chief Executive Officer and Director	December 18, 2015
(Robert S. Weiss)
/s/ A. THOMAS BENDER	Chairman of the Board	December 18, 2015
(A. Thomas Bender)
/s/ ALLAN E. RUBENSTEIN, M.D.	Vice Chairman of the Board and Lead Director	December 18, 2015
(Allan E. Rubenstein)
/s/ GREG W. MATZ	Senior Vice President, Chief Financial Officer and Chief Risk Officer	December 18, 2015
(Greg W. Matz)	(Principal Financial Officer)
/s/ TINA MALONEY	Vice President and Corporate Controller	December 18, 2015
(Tina Maloney)	(Principal Accounting Officer)
/s/ MICHAEL H. KALKSTEIN	Director	December 18, 2015
(Michael H. Kalkstein)
/s/ JODY S. LINDELL	Director	December 18, 2015
(Jody S. Lindell)
/s/ GARY S. PETERSMEYER	Director	December 18, 2015
(Gary S. Petersmeyer)
/s/ STEVEN ROSENBERG	Director	December 18, 2015
(Steven Rosenberg)
/s/ STANLEY ZINBERG, M.D.	Director	December 18, 2015
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

10.1
-    Severance Agreement entered into as of August 21, 1989, and amended August 15, 2008, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Annual Report on Form 10‑K for the fiscal year ended October 31, 1992

10.2
-        The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the fiscal quarter ended July 31, 2007

10.3
-    Change in Control Agreement entered into as of January 3, 2007, and amended September 9, 2008, by and between Albert G. White III and the Company, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.4
-    Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and Daniel G. McBride, Esq., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014

10.5
-    Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and Carol R. Kaufman, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2009

10.6
-    Change in Control Agreement dated as of June 1, 2010, by and between The Cooper Companies, Inc. and Gregory W. Matz    , incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

10.7
-    The Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement filed February 2, 2011

10.8
-    Amendment No. 1 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011

10.9
-    Amendment No. 2 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012

10.10 -
Amendment No. 3 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.11
-    Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.12
-    Form of Restricted Stock Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.13	- The Second Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement filed February 2, 2011

10.14
-    Form of Non-Qualified Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.15
-    Form of UK Tax Approved Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.16
-    Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.17 -
Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 13, 2009

10.18(a)-
License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008

10.19(a)-
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

10.20
-        Lease Contract dated as of November 6, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 11, 2005

10.21
-    First Supplement and Amendment to Lease Contract dated as of December 30, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 11, 2005

10.22
-    Assignment of Lease Agreement dated as of June 29, 2004, by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 11, 2005

10.23
-    Credit Agreement Amendment, dated as of June 30, 2014, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 1, 2014

10.24
-    Term Loan Agreement, dated as of June 30, 2014, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K filed July 1, 2014

10.25
-    Term Loan Agreement, dated as of August 4, 2014, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed August 6, 2014

10.26
-    Term Loan Amendment No. 2, dated as of August 4, 2014, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K filed August 6, 2014

10.27
-    Credit Agreement, dated as of January 12, 2011, among The Cooper Companies, Inc., CooperVision International Holding Company LP, the lenders from time to time party thereto, KeyBank National Association, as a bookrunner, a lead arranger, and sole administrative agent, swing line lender and LC issuer, J.P. Morgan Securities LLC, as a lead arranger, bookrunner and syndication agent, Citigroup Global Markets Inc., as a lead arranger, bookrunner and syndication agent, Bank of America, N.A., as a lead arranger and documentation agent, and Wells Fargo Bank, National Association, as lead arranger and documentation agent, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed March 4, 2011

10.28 -
Amendment No. 1 to Credit Agreement, dated as of May 31, 2012, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 31, 2012

10.29 -
Amendment No. 2 to Credit Agreement, dated as of September 12, 2013, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 17, 2013

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

10.30 -
Term loan agreement, dated as of September 12, 2013, among The Cooper Companies, Inc., the lenders party thereto, and KeyBank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 17, 2013

10.31 -
Term Loan Amendment No. 1, dated as of August 21, 2015, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015

10.32 -
Term Loan Amendment No. 3, dated as of August 21, 2015, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015

10.33 -
Credit Agreement Amendment No. 4, dated as of August 21, 2015, The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015

10.34 -	The Cooper Companies, Inc. 2014 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 16, 2013

10.35 -	The Cooper Companies, Inc. 2015 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 6, 2015

11(b)	- Calculation of earnings per share

21	- Subsidiaries

23	- Consent and Report on Schedule of Independent Registered Public Accounting Firm

31.1	- Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	- Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	- Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101
-    The following materials from the Company's Annual Report on Form 10-K for the year ended October 31, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income for the years ended October 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended October 31, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets at October 31, 2015 and 2014, (iv) Consolidated Statements of Stockholders' Equity for the years ended October 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended October 31, 2015, 2014 and 2013, (vi) related notes to consolidated financial statements and (vii) Schedule II Valuation and Qualifying Accounts

_______

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

Steven Rosenberg
Director

Robert S. Weiss
President, Chief Executive Officer and Director

Stanley Zinberg, M.D.
Director

COMMITTEES OF THE BOARD

Audit Committee
Jody S. Lindell (Chairman)
Michael H. Kalkstein
Gary Petersmeyer
Steven Rosenberg

Corporate Governance and Nominating Committee
Allan E. Rubenstein, M.D. (Chairman)
Michael H. Kalkstein
Steven Rosenberg
Stanley Zinberg, M.D.

Organization and Compensation Committee
Michael H. Kalkstein (Chairman)
Jody S. Lindell
Gary S. Petersmeyer
Allan E. Rubenstein, M.D.

Science and Technology Committee
Stanley Zinberg, M.D. (Chairman)
A. Thomas Bender
Gary S. Petersmeyer
Allan E. Rubenstein, M.D.
Robert S. Weiss

EXECUTIVE OFFICERS

Robert S. Weiss
President and Chief Executive Officer

Randal L. Golden
Vice President and
General Counsel

Carol R. Kaufman
Executive Vice President,
Secretary, Chief Administrative Officer
and Chief Governance Officer

Tina Maloney
Vice President and Corporate Controller

Greg W. Matz
Senior Vice President, Chief Financial Officer and Chief Risk Officer

Daniel G. McBride, Esq.
Executive Vice President and Chief Operating Officer;
President of CooperVision

Paul Remmell
President and Chief Executive Officer,
CooperSurgical, Inc.

Albert G. White III
Executive Vice President and Chief Strategy Officer

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

INVESTOR RELATIONS CONTACT

Kim Duncan
Vice President of Investor Relations
6140 Stoneridge Mall Road
Suite 590
Pleasanton, CA 94588
Voice: 925-460-3663
Fax: 925-460-3648
E-mail: ir@cooperco.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders' Meeting in March 2016.

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