Form 10-Q
period 2016-01-31
COOPER COMPANIES INC
filed 2016-03-04
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended January 31, 2016

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,391,028 Shares
Class	Outstanding at January 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Three Months Ended January 31,
(In thousands, except for earnings per share)
(Unaudited)

	2016	2015
Net sales	$449,641	$445,171
Cost of sales	187,677	168,820
Gross profit	261,964	276,351
Selling, general and administrative expense	173,604	173,535
Research and development expense	14,761	16,113
Amortization of intangibles	16,203	13,595
Operating income	57,396	73,108
Interest expense	5,274	3,941
Other expense, net	1,392	1,702
Income before income taxes	50,730	67,465
(Benefit from) provision for income taxes	(1,011)	5,716
Net income	$51,741	$61,749
Less: Income attributable to noncontrolling interests	385	570
Net income attributable to Cooper stockholders	$51,356	$61,179
Earnings per share attributable to Cooper stockholders - basic	$1.06	$1.27
Earnings per share attributable to Cooper stockholders - diluted	$1.05	$1.25
Number of shares used to compute earnings per share:
Basic	48,303	48,202
Diluted	48,840	49,082
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended January 31,
(In thousands)
(Unaudited)

	2016	2015
Net income	$51,741	$61,749
Other comprehensive income (loss):
Foreign currency translation adjustment	(113,797)	(113,619)
Change in value of derivative instruments, net of tax provision $30 in 2015	—	47
Change in minimum pension liability, net of tax	7	7
Other comprehensive (loss)	(113,790)	(113,565)
Comprehensive loss	(62,049)	(51,816)
Comprehensive loss attributable to noncontrolling interests	6	648
Comprehensive loss attributable to Cooper stockholders	$(62,043)	$(51,168)
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In thousands, unaudited)

	January 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$16,047	$16,426
Trade accounts receivable, net of allowance for doubtful accounts of $7,295 at January 31, 2016 and $5,956 at October 31, 2015	278,891	282,918
Inventories	430,898	419,692
Deferred tax assets	39,717	41,731
Prepaid expense and other current assets	78,951	80,661
Total current assets	844,504	841,428
Property, plant and equipment, at cost	1,647,837	1,650,730
Less: accumulated depreciation and amortization	699,663	683,633
	948,174	967,097
Goodwill	2,157,260	2,197,077
Other intangibles, net	406,832	411,090
Deferred tax assets	6,307	4,510
Other assets	38,725	38,662
	$4,401,802	$4,459,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$46,696	$243,803
Accounts payable	116,430	116,912
Employee compensation and benefits	56,408	67,373
Other current liabilities	128,435	140,694
Total current liabilities	347,969	568,782
Long-term debt	1,330,627	1,105,408
Deferred tax liabilities	35,597	31,016
Accrued pension liability and other	80,883	80,754
Total liabilities	1,795,076	1,785,960
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 51,681 at January 31, 2016 and 51,558 at October 31, 2015	5,168	5,156
Additional paid-in capital	1,431,027	1,434,705
Accumulated other comprehensive loss	(305,433)	(191,643)
Retained earnings	1,829,344	1,779,440
Treasury stock at cost: 3,290 shares at January 31, 2016 and 3,290 shares at October 31, 2015	(360,149)	(360,149)
Total Cooper stockholders' equity	2,599,957	2,667,509
Noncontrolling interests	6,769	6,395
Stockholders’ equity	2,606,726	2,673,904
	$4,401,802	$4,459,864
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Three Months Ended January 31,
(In thousands)
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$51,741	$61,749
Depreciation and amortization	53,455	42,884
Decrease in operating capital	(30,386)	(56,157)
Other non-cash items	14,729	31,365
Net cash provided by operating activities	89,539	79,841
Cash flows from investing activities:
Purchases of property, plant and equipment	(45,156)	(64,995)
Acquisitions of businesses, net of cash acquired, and other	(60,872)	(204)
Net cash used in investing activities	(106,028)	(65,199)
Cash flows from financing activities:
Proceeds from long-term debt	367,300	240,600
Repayments of long-term debt	(338,500)	(218,800)
Net repayments of short-term debt	(678)	(10,684)
Repurchase of common stock	—	(15,996)
Net payments related to share-based compensation awards	(10,947)	(10,770)
Excess tax benefit from share-based compensation awards	584	—
Purchase of shares from noncontrolling interests	—	(2,015)
Distributions to noncontrolling interests	—	(394)
Payment of contingent consideration	—	(2,407)
Proceeds from construction allowance	—	219
Net cash provided by (used in) financing activities	17,759	(20,247)
Effect of exchange rate changes on cash and cash equivalents	(1,649)	(3,189)
Net decrease in cash and cash equivalents	(379)	(8,794)
Cash and cash equivalents - beginning of period	16,426	25,222
Cash and cash equivalents - end of period	$16,047	$16,428
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
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at January 31, 2016 and October 31, 2015, the consolidated results of its operations for the three months ended January 31, 2016 and 2015 and its consolidated condensed cash flows for the three months ended January 31, 2016 and 2015. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
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
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first three months of 2016, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, for a more complete discussion of our estimates and critical accounting policies.
Accounting Pronouncements Issued Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments in the ASU are effective for the Company in our fiscal year and interim periods beginning on November 1, 2019.

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
Accounting Pronouncements Recently Adopted

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We elected to early adopt this guidance as a change in accounting principle on a retrospective basis in the fiscal first quarter ended January 31, 2016. As of January 31, 2016 and October 31, 2015, we have presented debt issuance costs related to our term loans, previously reported in other assets, as direct deductions from the carrying amount of the debt liability. We also presented the debt issuance costs related to our revolving credit facility as a deferred asset within other assets, as is permitted by ASU 2015-15, Imputation of Interest, which was issued in August 2015. Such adoption did not have a material impact to our consolidated financial position.

Note 2. Acquisitions
On December 17, 2015, we completed the acquisition of Research Instruments Limited, a manufacturer and supplier of in vitro fertilization (IVF) medical devices and systems headquartered in Cornwall, United Kingdom. The fair value of the consideration transferred for the acquisition was approximately $53.1 million in cash, $49.5 million net of cash acquired. We believe this acquisition strengthens our IVF business through the addition of several products, including consumables, software and hardware. Our preliminary allocation of the fair value of the purchase price includes $10.3 million in identifiable intangible assets, consisting of $6.2 million in developed technology, $2.2 million of trade names and $1.9 million for customer relationships; $35.0 million in goodwill; and $7.8 million in identifiable net assets.

The pro forma results of operations have not been presented because the effects of the business combination described above was not material to our consolidated results of operations.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3. Restructuring and Integration Costs

2014 Sauflon Integration Plan
During the fiscal fourth quarter of 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. These activities include workforce reductions, consolidation of duplicative facilities and product rationalization. We estimate that the total restructuring costs under this plan will be $112.0 million. As of our fiscal first quarter of 2016, we are substantially complete with activities related to operating expenses, and we expect to incur costs related to the manufacturing activities through the end of fiscal 2016.

These costs include approximately $89.0 million associated with assets, including product rationalization and related equipment disposals and accelerated depreciation, about $19.0 million associated with employee termination costs and about $4.0 million associated with facility lease termination costs.

In the fiscal first quarter of 2016, we recorded in cost of sales $10.5 million of expense, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon; and we reduced in cost of sales, the accrued employee termination costs by $0.2 million. In the fiscal first quarter of 2016, we recorded in selling, general and administrative expense $0.1 million, of employee termination costs and $0.3 million of expense for lease termination costs. We also recorded in research and development expense $0.1 million of employee termination costs. In addition, CooperVision incurred $7.9 million of integration costs in the fiscal first quarter of 2016, included in operating expenses.

In the fiscal first quarter of 2015, we recorded restructuring charges of $8.7 million for product rationalization, including production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon; and $0.1 million for employee termination costs. The product rationalization charges were recorded in cost of sales and the employee termination costs were recorded in research and development expense. In addition, Coopervision incurred $5.9 million of integration costs included in operating expenses.

A summary of the cumulative total restructuring costs by major component recognized to date as of January 31, 2016, is as follows:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total
Amounts incurred in:
Year ended October 31, 2014	$20.3	$0.5	$15.3	$36.1
Year ended October 31, 2015	(2.5)	0.4	57.7	55.6
Three months ended January 31, 2016	—	0.3	10.5	10.8
Cumulative amounts incurred as of January 31, 2016	$17.8	$1.2	$83.5	$102.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the restructuring activities by major component for the fiscal year ended October 31, 2015 and the three months ended January 31, 2016:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total

Balance at October 31, 2014	$19.9	$0.5	$—	$20.4
(Reductions) additions during fiscal 2015	(2.5)	0.4	57.7	55.6
Payments during the fiscal year	(9.0)	(0.4)	—	(9.4)
Non-cash adjustments (a) (b)	0.2	(0.2)	(57.7)	(57.7)
Balance as of October 31, 2015	8.6	0.3	—	8.9
Additions during three months ended January 31, 2016	—	0.3	10.5	10.8
Payments during the three months ended January 31, 2016	(3.0)	(0.1)	—	(3.1)
Non-cash adjustments (a) (b)	(0.2)	—	(10.5)	(10.7)
Balance as of January 31, 2016	$5.4	$0.5	$—	$5.9
(a) Non-cash adjustments for employee-related and facilities-related costs represent currency translation adjustment.
(b) Non-cash adjustments for product rationalization represent equipment disposals, inventory write-offs and accelerated depreciation.

Note 4. Inventories

(In millions)	January 31, 2016	October 31, 2015
Raw materials	$87.0	$80.9
Work-in-process	14.2	14.5
Finished goods	329.7	324.3
	$430.9	$419.7
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2014	$1,861.5	$359.4	$2,220.9
Net (reductions) additions during the year ended October 31, 2015	(1.2)	17.4	16.2
Translation	(32.7)	(7.3)	(40.0)
Balance as of October 31, 2015	1,827.6	369.5	2,197.1
Net additions during the three-month period ended January 31, 2016	0.1	35.8	35.9
Translation	(72.8)	(2.9)	(75.7)
Balance as of January 31, 2016	$1,754.9	$402.4	$2,157.3

We performed our annual impairment assessment in our fiscal third quarter of 2015, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, we will continue to monitor conditions and changes which could indicate that our recorded goodwill may be impaired.

Other Intangible Assets

	As of January 31, 2016		As of October 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$25.7	$4.8	$23.7	$4.4
Technology	330.0	120.4	318.9	114.7
Customer relationships	244.9	108.0	247.0	104.5
License and distribution rights and other	67.9	28.5	71.7	26.6
	668.5	$261.7	661.3	$250.2
Less: accumulated amortization and translation	261.7		250.2
Other intangible assets, net	$406.8		$411.1
We estimate that amortization expense for our existing other intangible assets at January 31, 2016, will be $56.7 million in fiscal 2016, $51.2 million in fiscal 2017, $49.3 million in fiscal 2018, $46.7 million in fiscal 2019 and $36.4 million in fiscal 2020.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 6. Debt

(In millions)	January 31, 2016	October 31, 2015
Short-term:
Overdraft and other credit facilities	$39.6	$240.4
Current portion of long-term debt	7.5	3.8
Less: unamortized debt issuance cost on term loans	(0.4)	(0.4)
	$46.7	$243.8
Long-term:
Credit agreement	$137.8	$109.0
Term loans	992.5	996.3
Other	200.6	0.5
Less: unamortized debt issuance cost on term loans	(0.3)	(0.4)
	$1,330.6	$1,105.4

On March 1, 2016, subsequent to the end of the fiscal first quarter of 2016, we entered into a new syndicated Revolving Credit and Term Loan Agreement with Keybank as administrative agent. The new agreement replaces the Credit Agreement described below and funds from the new term loan were used to repay the $200.0 million outstanding principal amount of the two uncommitted revolving lines of credit, entered into on March 24, 2015 and the outstanding amounts under the previous Credit Agreement. The revolving lines of credit entered into on March 24, 2015 are presented as long-term debt at January 31, 2016 due to our intent and ability to repay the outstanding principal amount utilizing the new Revolving Credit and Term Loan Agreement. We also entered into amendment and restatement agreements for both of the term loans described below to, among other things, conform certain restrictive covenants to the new agreement. For more information, please see Note 15 for our subsequent event disclosure in these notes to consolidated condensed financial statements and Outlook in management's discussion and analysis of financial condition and results of operations.
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
At January 31, 2016, we were in compliance with the Interest Coverage Ratio at 29.09 to 1.00 and the Total Leverage Ratio at 2.41 to 1.00.
At January 31, 2016, we had $862.0 million available under the Credit Agreement.
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
At January 31, 2016, we had $200.0 million outstanding under these agreements and they are presented as long-term debt at January 31, 2016 due to our intent and ability to repay the outstanding principal amount utilizing the new Revolving Credit and Term Loan Agreement.

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

At January 31, 2016, we had $300.0 million outstanding under the Term Loan.

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

At January 31, 2016, we had $700.0 million outstanding under this term loan.

Note 7. Income Taxes
Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2016 was a benefit of 2.0%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first quarter of 2015 was 8.5%. The decrease in the effective tax rate in the fiscal first quarter of 2016 was primarily due to a release of reserves associated with a prior year tax filing, a statutory tax rate reduction in the United Kingdom and the retroactive extension of the R&D tax credit.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At November 1, 2015, Cooper had unrecognized tax benefits of which, if recognized, $29.4 million would impact our ETR. For the three-month period ended January 31, 2016, there were no material changes to the total amount of unrecognized tax benefits.
Interest and penalties of $3.7 million have been reflected as a component of the total liability at November 1, 2015. It is our policy to recognize the items of interest and penalties directly related to income taxes as additional income tax expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Included in the balance of unrecognized tax benefits at November 1, 2015, is $10.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and relates primarily to transfer pricing matters.
At January 31, 2016, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2014 through 2015. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2012 through 2015.

Note 8. Earnings Per Share

Three Months Ended January 31,
(In millions, except per share amounts)	2016	2015
Net income attributable to Cooper stockholders	$51.4	$61.2
Basic:
Weighted average common shares	48.3	48.2
Basic earnings per common share attributable to Cooper stockholders	$1.06	$1.27
Diluted:
Weighted average common shares	48.3	48.2
Effect of potential dilutive common shares	0.5	0.9
Diluted weighted average common shares	48.8	49.1
Diluted earnings per common share attributable to Cooper stockholders	$1.05	$1.25
The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Three Months Ended January 31,
(In thousands, except exercise prices)	2016	2015
Numbers of stock option shares excluded	534	123
Range of exercise prices	$131.60-$162.69	$162.28
Numbers of restricted stock units excluded	6	—

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 9. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2015. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Three Months Ended January 31,
(In millions)	2016	2015
Selling, general and administrative expense	$5.8	$9.7
Cost of sales	0.5	0.8
Research and development expense	0.4	0.2
Total share-based compensation expense	$6.7	$10.7
Related income tax benefit	$2.0	$3.4
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.5 million during the three months ended January 31, 2016 and $0.8 million during the three months ended January 31, 2015.
Note 10. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In millions)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2015	$(171.8)	$—	$(19.8)	$(191.6)
Gross change in value for the period	(113.8)	—	—	(113.8)
Tax effect for the period	—	—	—	—
Balance at January 31, 2016	$(285.6)	$—	$(19.8)	$(305.4)

Balance at October 31, 2014	$(92.4)	$(0.1)	$(13.7)	$(106.2)
Gross change in value for the period	(113.6)	—	—	(113.6)
Reclassification adjustments for loss realized in net income	—	0.1	—	0.1
Tax effect for the period	—	—	—	—
Balance at January 31, 2015	$(206.0)	$—	$(13.7)	$(219.7)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and subsequently amended the total repurchase authorization to $500.0 million of the Company’s common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. We did not repurchase shares in the fiscal first quarter of 2016. In the fiscal first quarter of 2015, we repurchased 100 thousand shares of the Company’s common stock for $16.0 million, at an average purchase price of $159.96 per share. At January 31, 2016, approximately $118.4 million remains authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.4 million or 3 cents per share on February 9, 2016, to stockholders of record on January 22, 2016.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 11. Fair Value Measurements
At January 31, 2016 and October 31, 2015, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
We believe that the balances of our revolving debt and term loans approximated their fair values as of January 31, 2016 and October 31, 2015 and are categorized as Level 2 of the fair value hierarchy.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first three months of 2016, within the fair value hierarchy at January 31, 2016, and fiscal year 2015, within the fair value hierarchy at October 31, 2015:

(In millions)	January 31, 2016	October 31, 2015
Assets:
Foreign exchange contracts	$1.0	$1.3
Liabilities:
Foreign exchange contracts	$1.6	$0.4

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
Our results of operations for the three months ended January 31, 2016 and 2015 reflect the following components of net periodic pension costs:

Three Months Ended January 31,
(In millions)	2016	2015
Service cost	$2.3	$2.0
Interest cost	1.2	1.1
Expected returns on assets	(1.6)	(1.5)
Amortization of prior service cost	—	—
Recognized net actuarial loss	0.4	0.2
Net periodic pension cost	$2.3	$1.8
We did not contribute to the Plan in the fiscal first quarters of 2016 and 2015 and we expect to contribute $10.0 million during fiscal 2016. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

Note 13. Contingencies

In July 2015, CooperVision made a one-time lump sum payment to JJVC of $17.0 million to settle their existing patent disputes. The settlement included worldwide, non-exclusive, perpetual and royalty-free cross-licenses between the parties to certain patents. The settlement also included reciprocal covenants not to sue on those patents which were not licensed with respect to each party’s current, core commercialized product offerings, including all silicone hydrogel lenses. Neither party admitted any liability as part of the settlement.

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
Segment information:

Three Months Ended January 31,
(In millions)	2016	2015
CooperVision net sales by category:
Toric lens	$107.5	$108.5
Multifocal lens	40.3	42.5
Single-use sphere lens	90.8	84.2
Non single-use sphere and other	125.7	134.1
Total CooperVision net sales	364.3	369.3
CooperSurgical net sales	85.3	75.8
Total net sales	$449.6	$445.2
Operating income (loss):
CooperVision	$52.8	$73.2
CooperSurgical	15.5	13.2
Corporate	(10.9)	(13.3)
Total operating income	57.4	73.1
Interest expense	5.3	3.9
Other expense, net	1.4	1.7
Income before income taxes	$50.7	$67.5

(In millions)	January 31, 2016	October 31, 2015
Identifiable assets:
CooperVision	$3,607.1	$3,714.6
CooperSurgical	723.7	674.8
Corporate	71.0	70.5
Total	$4,401.8	$4,459.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Three Months Ended January 31,
(In millions)	2016	2015
Net sales to external customers by country of domicile:
United States	$206.8	$203.9
Europe	157.0	159.1
Rest of world	85.8	82.2
Total	$449.6	$445.2

(In millions)	January 31, 2016	October 31, 2015
Long-lived assets by country of domicile:
United States	$497.9	$494.2
Europe	383.8	407.9
Rest of world	66.5	65.0
Total	$948.2	$967.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 15. Subsequent Event

Entry into Revolving Credit and Term Loan Agreement dated March 1, 2016

On March 1, 2016, subsequent to the end of the fiscal first quarter of 2016, we entered into a new Revolving Credit and Term Loan Agreement (2016 Credit Agreement), among the Company, CooperVision International Holding Company, LP, the lenders from time to time party thereto and Keybank National Association, as administrative agent. The 2016 Credit Agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million, each of which, unless terminated earlier, mature on March 1, 2021. In addition, we have the ability from time to time to request an increase to the size of the revolving credit facility or establish one or more new term loans under the term loan facility in an aggregate amount up to $750.0 million, subject to the discretionary participation of the lenders.

The 2016 Credit Agreement replaces our previous Credit Agreement that was entered into on January 12, 2011, and we terminated the Credit Agreement on March 1, 2016. In connection with the termination, all borrowings outstanding under the Credit Agreement were repaid and all letters of credit outstanding were transferred to the 2016 Credit Agreement. We did not incur any termination or prepayment penalties with respect to replacing the Credit Agreement. Concurrently, we used funds from the new term loan to repay the $200.0 million outstanding principal amount of the two uncommitted revolving lines of credit, entered into on March 24, 2015 and the outstanding amounts under the previous Credit Agreement. We may also use funds from the new term loan to repay outstanding amounts under the term loan entered into on August 4, 2014 and for general corporate purposes

Amounts outstanding under the new credit facility will bear interest, at our option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank’s prime rate, (b) 0.5% in excess of the federal funds effective rate and (c) 1% in excess of the adjusted LIBO rate for a one month interest period on such day, or the adjusted LIBO rate or adjusted foreign currency rate, plus, in each case, an applicable rate of, initially, 50 basis points, in respect of base rate loans and 150 basis points, in respect of adjusted LIBO rate or adjusted foreign currency rate loans. Following a specified period after the closing date, the applicable rates will be determined quarterly by reference to a grid based upon our ratio of consolidated net indebtedness to consolidated pro forma EBITDA, as defined in the 2016 Credit Agreement. During the term of the revolving credit facility, we may borrow, repay and re-borrow amounts available under the revolving credit facility, subject to voluntary reduction of the revolving commitment.

We pay an annual commitment fee that ranges from 0.125% to 0.25% of the unused portion of the revolving credit facility depending on certain financial ratios. In addition to the annual commitment fee described above, we are also required to pay certain letter of credit and related fronting fees and other administrative fees pursuant to the terms of the 2016 Credit Agreement.

This new credit facility is not secured by any of the Company's, or any of its subsidiaries’ (including CooperVision International Holding Company’s), assets. All obligations under the new credit facility will be guaranteed by each of the Company’s existing and future direct and indirect domestic material subsidiaries, as defined in the 2016 Credit Agreement. CooperVision International Holding Company is responsible only for its own obligations, if any, under the new credit facility and does not guarantee any of the Company’s obligations under the new credit facility.

The new credit facility is not subject to amortization and is not subject to mandatory prepayments prior to maturity. We may prepay loan balances from time to time, in whole or in part, without premium or penalty (other than any related breakage costs).

The 2016 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain total leverage ratio and interest coverage ratio, each as defined in the 2016 Credit Agreement. The 2016 Credit Agreement also contains customary events of default, the occurrence of which would permit KeyBank as the administrative agent to declare the principal, accrued interest and other obligations under the agreement to be immediately due and payable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Amendment and Restatement of Existing Term Loan Agreements

$300.0 million Term Loan on September 12, 2013

On March 1, 2016, we entered into an Amendment and Restatement Agreement (Amended and Restated 2013 Term Loan) to amend and restate in its entirety the Term Loan Agreement, dated as of September 12, 2013, as amended by Amendment No. 1 dated as of June 30, 2014, Amendment No. 2 dated as of August 4, 2014 and Amendment No. 3 dated as of August 21, 2015 (2013 Term Loan Agreement), by and among the Company, the lenders party thereto, and KeyBank National Association, as administrative agent. The Amended and Restated 2013 Term Loan modifies certain provisions of the 2013 Term Loan Agreement to, among other things, conform certain restrictive covenants and events of default to the restrictive covenants and events of default contained in our new 2016 Credit Agreement.

$700.0 million Term Loan on August 4, 2014

On March 1, 2016, we entered into an Amendment and Restatement Agreement (Amended and Restated 2014 Term Loan) to amend and restate in its entirety the Term Loan Agreement, dated as of August 4, 2014, as amended by Amendment No. 1 dated as of August 21, 2015 (2014 Term Loan Agreement), by and among the Company, the lenders party thereto, and KeyBank National Association, as administrative agent. The Amended and Restated 2014 Term Loan modifies certain provisions of the 2014 Term Loan Agreement to, among other things, conform certain restrictive covenants and events of default to the restrictive covenants and events of default contained in our new 2016 Credit Agreement.

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

•	Our indebtedness could adversely affect our financial health, prevent us from fulfilling our debt obligations or limit our ability to borrow additional funds.

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

•
Compliance costs and potential liability in connection with U.S. and foreign healthcare regulations and federal and state laws pertaining to privacy and security of health information, including product recalls, warning letters, and data security breaches.

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision, prohibitive injunction or settlement related to product liability, patent infringement or other litigation.

•	Changes in tax laws or their interpretation and changes in statutory tax rates.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

•	Limitations on sales following product introductions due to poor market acceptance.

•	New competitors, product innovations or technologies.

•	Reduced sales, loss of customers and costs and expenses related to recalls.

•	Failure to receive, or delays in receiving, U.S. or foreign regulatory approvals for products.

•	Failure of our customers and end users to obtain adequate coverage and reimbursement from third party payors for our products and services.

•	The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including goodwill.

•	The success of our research and development activities and other start-up projects.

•	Dilution to earnings per share from acquisitions or issuing stock.

•	Changes in accounting principles or estimates.

•	Environmental risks.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal first quarter of 2016 ended January 31, 2016, and compare them with the same period of fiscal 2015. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
First Quarter Highlights
•Net sales of $449.6 million, up 1% from $445.2 million
•Gross profit $262.0 million, down 5% from $276.4 million
•Operating income $57.4 million, down 21% from $73.1 million
•Diluted earnings per share of $1.05, down from $1.25 per share
•Cash provided by operations $89.5 million, up from $79.8 million
Results in our fiscal first quarter of 2016 include $11.3 million of expenses primarily due to equipment and product rationalization related to recent acquisitions, $2.3 million of costs associated with the start-up of new manufacturing facilities, and $0.4 million of integration costs, all recorded in cost of sales; $11.7 million of expenses for acquisition, restructuring and integration activities, recorded in operating expenses; as well as $16.2 million for amortization of intangible assets. We also incurred a loss of $0.5 million in the period on foreign exchange forward contracts related to the acquisition of Research Instruments, recorded in other expense.
Results in our fiscal first quarter of 2015 included $9.4 million of expenses primarily due to equipment rationalization related to recent acquisitions, recorded in cost of sales; and $6.5 million of expenses for restructuring and integration activities, included in operating expenses; as well as $13.6 million for amortization of intangible assets
Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s healthcare markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by foreign currency and commodity volatility as well as the Affordable Care Act, including the trend of consolidation within the healthcare industry, impact our current performance and continue to represent a risk to our performance for the remainder of fiscal year 2016.
CooperVision - We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology and phosphorylcholine technology (PC) Technology™. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision is focused on greater worldwide market penetration of recently introduced products and we continue to expand our presence in existing and emerging markets, including through acquisitions.
Sales of contact lenses utilizing silicone hydrogel materials continue to grow and this product material represents about half of the industry. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision markets monthly and two-week silicone hydrogel spherical and toric lens products under our Biofinity®, clariti® and Avaira® brands and a monthly silicone hydrogel multifocal lens under Biofinity. CooperVision markets single-use silicone hydrogel spherical, toric and multifocal lenses under our clariti 1day brand and a single-use silicone hydrogel spherical lens under MyDay®.
We believe that the global market for single-use contact lenses will continue to grow and our single-use silicone hydrogel products represent an opportunity for our business. Our clariti 1day brand provides the only single-use silicone hydrogel lenses in the marketplace with a complete line of spherical, toric and multifocal contact lenses. We forecast increasing aggregate demand for clariti 1day and MyDay products, as well as future single-use products. To meet this anticipated

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

demand, we plan to continue the implementation of capital projects to invest in increased single-use manufacturing capacity.
CooperSurgical - Our CooperSurgical business competes in the highly fragmented medical device segment of the women's healthcare market. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies and products that complement its business model. CooperSurgical product sales are categorized based on the point of healthcare delivery including products used in medical office and surgical procedures by obstetricians and gynecologists (ob/gyns) that represented 64% of CooperSurgical's net sales in the fiscal first quarter of 2016 compared to 67% in the prior year period. CooperSurgical's remaining sales are products and services used in fertility that now represent 36% of CooperSurgical's net sales compared to 33% in the prior year period.
In December 2015, CooperSurgical acquired Research Instruments Limited, a manufacturer and supplier of in vitro fertilization (IVF) medical devices and systems, headquartered in Cornwall, United Kingdom. We paid approximately $53.1 million for Research Instruments. In August 2015, CooperSurgical acquired Reprogenetics, a genetics laboratory specializing in service offerings of preimplantation genetic screening (PGS) and preimplantation genetic diagnosis (PGD) used during the IVF process. We paid $46.8 million for Reprogenetics. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines.

Capital Resources - At January 31, 2016, we had $16.0 million in cash, primarily outside the United States, and $862.0 million available under our revolving Credit Agreement. The $200.0 million on the two uncommitted revolving lines of credit, entered into on March 24, 2015, along with the $700.0 million term loan entered into on August 4, 2014, and the $300.0 million term loan entered into on September 12, 2013, remain outstanding as of January 31, 2016.

On March 1, 2016, subsequent to the end of the fiscal first quarter of 2016, we entered into a new syndicated revolving Credit and Term Loan Agreement with Keybank as administrative agent. This agreement, maturing on March 1, 2021, replaces our previous revolving Credit Agreement, entered into on January, 12, 2011 and provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. Concurrently, we used funds from the new term loan to repay the $200.0 million outstanding principal amount of the two uncommitted revolving lines of credit, entered into on March 24, 2015 and the outstanding amounts under the previous Credit Agreement. We may also use funds from the new term loan to repay outstanding amounts under the term loan entered into on August 4, 2014 and for general corporate purposes. For more information, please see Note 6 and Note 15 for our debt and subsequent event disclosures in the notes to consolidated condensed financial statements.

Our current cash balance and availability under the new and existing credit facilities reflects the use of cash outside the United States and the use of credit facilities to fund the $1.1 billion acquisition of Sauflon in August 2014. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under the new credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends. However, depending on the size or timing of these business activities, we may seek to raise additional debt financing.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Statistical Information – Percentage of Sales and Growth

	Percentage of Sales		2016 vs 2015 % Change
Three Months Ended January 31,	2016	2015
Net sales	100%	100%	1%
Cost of sales	42%	38%	11%
Gross profit	58%	62%	(5)%
Selling, general and administrative expense	39%	39%	—%
Research and development expense	3%	4%	(8)%
Amortization of intangibles	4%	3%	19%
Operating income	13%	16%	(21)%
Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve healthcare delivery to women.
Our consolidated net sales grew by $4.5 million or 1% in the three months ended January 31, 2016:

Three Months Ended January 31,
($ in millions)	2016	2015	2016 vs 2015 % Change
CooperVision	$364.3	$369.3	(1)%
CooperSurgical	85.3	75.8	12%
	$449.6	$445.2	1%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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
Single-use lenses are designed for daily replacement and frequently replaced lenses are designed for two-week or monthly replacement. Significantly, the market for spherical lenses is growing with value-added spherical lenses to alleviate dry eye symptoms, to add aspherical optical properties, and/or higher oxygen permeable lenses such as silicone hydrogels.

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

CooperVision net sales for the fiscal first quarter of 2016 decreased 1% from the prior year period including unfavorable foreign exchange rate fluctuations, which decreased net sales by $20.1 million. CooperVision net sales included flat sales of total sphere lenses, representing 55% of net sales, compared to 54% in the prior year period, primarily on growth in sales of clariti and MyDay lenses offset by declines in older hydrogel products. Total toric lenses declined 1%, representing 30% of net sales, compared to 29% in the prior year period, with growth in sales of clariti and Biofinity products offset by decreases in sales of older hydrogel products. Total multifocal lenses declined 5% representing 11% of net sales, compared to 12% in the prior year period, with growth in sales of clariti and Biofinity products offset by decreases in sales of older hydrogel products. Total silicone hydrogel products, including clariti, Biofinity, Avaira and MyDay, grew 7%, representing 57% of net sales compared to 53% in the prior year period.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

CooperVision Net Sales by Geography

Three Months Ended January 31,
($ in millions)	2016	2015	2016 vs. 2015 % Change
Americas	$151.3	$158.5	(5)%
EMEA	145.3	147.6	(2)%
Asia Pacific	67.7	63.2	7%
	$364.3	$369.3	(1)%
Americas net sales declined primarily due to decreases in sales of older hydrogel products partially offset by increase in sales of single-use silicone hydrogel contact lenses including clariti and MyDay. EMEA net sales decline was primarily driven by net sales growth offset by the negative impact from the weakening of foreign currencies as compared to the United States dollar. Excluding the impact of currency, sales in the EMEA region grew on market gains of silicone hydrogel lenses including Biofinity, clariti and MyDay. Net sales growth in the Asia Pacific region was partially offset by the negative impact of the weakening of the Japanese yen compared to the United States dollar. Net sales in the Asia Pacific region grew on market gains of silicone hydrogel lenses, including Biofinity, clariti and MyDay, along with growth in sales of Proclear 1 Day lenses.
CooperVision’s net sales were driven primarily by increases in the volume of lenses sold, including recently introduced silicone hydrogel products and products from the acquisition of Sauflon. While unit growth and product mix have influenced CooperVision’s net sales, average realized prices by product have not materially influenced sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperSurgical Net Sales
CooperSurgical supplies the market for women's healthcare with a diversified portfolio of products for use in surgical and other medical procedures that are performed primarily by obstetricians and gynecologists in hospitals, surgical centers, fertility clinics and in the medical office. Fertility offerings include highly specialized products and services that target in vitro fertilization (IVF) treatment with a goal to make fertility treatment safer, more efficient and convenient.

Three Months Ended January 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
Office and surgical procedures	$54.2	64%	$50.8	67%	7%
Fertility	31.1	36%	25.0	33%	24%
	$85.3	100%	$75.8	100%	12%

CooperSurgical's net sales of medical office and surgical procedures in the three month period increased compared to the prior year period on growth in sales of disposable products used in surgical procedures and recently launched products. The net sales increase in fertility products as compared to the prior year period was primarily due to sales of products recently acquired with Reprogenetics and Research Instruments, partially offset by the negative impact from the weakening of foreign currencies as compared to the United States dollar.

CooperSurgical’s sales primarily include women’s healthcare products and services used in fertility procedures and by gynecologists and obstetricians in office and surgical procedures. The balance consists of sales of medical devices outside of women’s healthcare which CooperSurgical does not actively market. Unit growth and product mix, primarily sales of recently acquired products, influenced sales growth.

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales
Three Months Ended January 31,	2016	2015
CooperVision	57%	62%
CooperSurgical	63%	64%
Consolidated	58%	62%
CooperVision's decline in gross margin in the three month period as compared to the prior year period is primarily due to the negative effects of foreign currency changes that unfavorably impacted gross margin as we reported lower net sales due to the weakening of foreign currencies as compared to the United States dollar. Gross margin also was negatively impacted compared to the prior year period by an increase of $4.4 million consisting of product and equipment rationalization costs to rationalize products, based on our review of Sauflon's products, materials and manufacturing processes, as well as costs associated with the start-up of new manufacturing facilities. The decrease in gross margin was partially offset by the increase in sales of higher margin products including Biofinity.
CooperSurgical’s gross margin declined in the three month period as compared to the prior year period primarily due to unfavorable product mix from sales of recently acquired lower margin products and services, and the unfavorable impact of foreign currency as we reported lower net sales partially due to the weakening of foreign currencies as compared to the United States dollar.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selling, General and Administrative Expense (SGA)

Three Months Ended January 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$132.3	36%	$132.2	36%	—%
CooperSurgical	30.4	36%	28.0	37%	8%
Corporate	10.9	—	13.3	—	(18)%
	$173.6	39%	$173.5	39%	—%
CooperVision's SGA remained flat in the three month period as compared to prior year period primarily due to increases of approximately $3.2 million of restructuring and integration costs, largely made up of professional fees related to Sauflon restructuring and integration activities, offset by the favorable impact of foreign currency and cost efficiencies resulting from the integration of Sauflon. CooperVision's SGA included $9.1 million of restructuring and integration costs in the three month period of 2016 compared to $5.9 million in the prior year period.
The increase in CooperSurgical's SGA in absolute dollars is primarily due to the inclusion of operating expenses for the recently acquired companies, Reprogenetics and Research Instruments. CooperSurgical's SGA included $2.7 million of acquisition and integration expenses in our fertility business in the three month period compared to $0.5 million in the prior year period. CooperSurgical continues to invest in sales activities to promote our products and to reach new customers.
The decrease in Corporate SGA in absolute dollars for the three month period of fiscal 2016 as compared to the prior year period is due to lower share-based compensation costs and efficiencies as a result of cost control measures.
Research and Development Expense (R&D)

Three Months Ended January 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$11.1	3%	$12.7	3%	(13)%
CooperSurgical	3.7	4%	3.4	5%	8%
	$14.8	3%	$16.1	4%	(8)%
The decrease in CooperVision's research and development expense in absolute dollars in the three month period as compared to the prior year period is primarily due to synergies resulting from the integration of Sauflon. CooperVision's R&D activities are primarily focused on the development of contact lenses and manufacturing improvements.
The increase in CooperSurgical's research and development expense in absolute dollars in the three month period is primarily due to increased activity to bring newly acquired products to market, increased investment in projects to develop new products and the upgrade of existing products. CooperSurgical's research and development activities include in vitro fertilization product development and the design and upgrade of surgical procedure devices.
Amortization Expense

Three Months Ended January 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$12.0	3%	$9.9	3%	21%
CooperSurgical	4.2	5%	3.7	5%	15%
	$16.2	4%	$13.6	3%	19%
The sequential increases in amortization are due to acquired intangible assets related to acquisitions, primarily the acquisitions of Research Instruments in December 2015, and Reprogenetics in August 2015. The increase in CooperVision's amortization expense includes a current period charge of $2.3 million to write off acquired in-process research and development. We expect amortization in fiscal 2016 to be approximately $13.8 million in each of the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

fiscal second and third quarters and $12.9 million in the fiscal fourth quarter primarily due to intangible assets acquired with Research Instruments and Reprogenetics, offset by intangible assets which we forecast to become fully amortized.
Restructuring Costs

During the fiscal fourth quarter of 2014 and in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. This 2014 Sauflon Integration Plan activities include workforce reductions, consolidation of duplicative facilities and product rationalization. We now estimate that the total restructuring costs under this plan will be $112.0 million, as discussed in our notes to consolidated condensed financial statements. As of our fiscal first quarter of 2016, we are substantially complete with activities related to operating expenses, and we expect to incur costs related to the manufacturing activities through the end of fiscal 2016.

Pursuant to the 2014 Sauflon Integration Plan, in the fiscal first quarter of 2016, we recorded in cost of sales $10.5 million of expense, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon; and we reduced in cost of sales, the accrued employee termination costs by $0.2 million. In the fiscal first quarter of 2016, we recorded in selling, general and administrative expense $0.1 million, of employee termination costs, and we recorded $0.3 million of expense for lease termination costs. We also recorded in research and development expense $0.1 million of employee termination costs in the fiscal first quarter of 2016.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Income

Three Months Ended January 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$52.8	14%	$73.2	20%	(28)%
CooperSurgical	15.5	18%	13.2	17%	17%
Corporate	(10.9)	—	(13.3)	—	18%
	$57.4	13%	$73.1	16%	(21)%
Consolidated operating income in the fiscal 2016 period decreased in absolute dollars and as a percentage of net sales compared to the prior year period primarily due to the 5% decrease in consolidated gross margin in the three month period, which primarily represents increases of product rationalization and facility start up costs. CooperVision's operating income in the fiscal 2016 period decreased in absolute dollars and as a percentage of net sales primarily due to restructuring, integration and amortization costs primarily related to Sauflon, as discussed above, recorded in cost of sales and operating expenses. CooperSurgical's operating income in the fiscal 2016 period increased in absolute dollars and as a percentage of net sales, primarily due to acquisitions, resulting in an increase in net sales of 12% partially offset by the increase in operating expenses of 9% in the three month period.
Interest Expense

($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
Interest expense	$5.3	1%	$3.9	1%	34%

Interest expense increased in absolute dollars in the fiscal 2016 period compared to the prior year period reflecting higher average debt as a result of debt incurred in connection with recent acquisitions as well as the August 2014 acquisition of Sauflon along with higher interest rates on our revolving Credit Agreement, as such interest rates vary based on leverage. Current period debt outstanding includes $200.0 million on the uncommitted revolving lines of credit, entered into on March 24, 2015, the $700.0 million term loan, entered into on August 4, 2014, the $300.0 million term loan, entered into on September 12, 2013, as well as about $137.8 million drawn on our revolving Credit Agreement.
Other Expense (Income), Net

Three Months Ended January 31,
($ In millions)	2016	2015
Foreign exchange loss	$1.5	$1.5
Other, net	(0.1)	0.2
	$1.4	$1.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Income Taxes
We recorded income tax benefit of $1.0 million in the fiscal first quarter of 2016 compared to income tax expense of $5.7 million in the prior year period. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2016 was a benefit of 2.0%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first quarter of 2015 was 8.5%. The decrease in the effective tax rate in the fiscal first quarter of 2016 was primarily due to a release of reserves associated with a prior year tax filing, a statutory tax rate reduction in the United Kingdom and the retroactive extension of the R&D tax credit.

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

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $13.5 million and a foreign effective tax rate of a benefit of approximately 23.6% in our fiscal first quarter of 2016 compared to a benefit of $18.8 million and a foreign effective tax rate of approximately 3.5% in our fiscal first quarter of 2015. See the notes to consolidated condensed financial statements for additional information.
Share Repurchase
In December 2011, our Board of Directors authorized a share repurchase program and subsequently amended the total repurchase authorization to $500.0 million. The program has no expiration date and may be discontinued at any time. We did not repurchase any shares during the fiscal first quarter of 2016. At January 31, 2016, we had remaining authorization to repurchase about $118.4 million of our common stock. See the notes to consolidated condensed financial statements for additional information.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Three Months Ended January 31,
($ In millions)	2016	2015
Selling, general and administrative expense	$5.8	$9.7
Cost of sales	0.5	0.8
Research and development expense	0.4	0.2
Total share-based compensation expense	$6.7	$10.7
Related income tax benefit	$2.0	$3.4
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.5 million during the three months ended January 31, 2016 and $0.8 million during the three months ended January 31, 2015.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
First Quarter Highlights

•	Operating cash flow $89.5 million compared to $79.8 million in the fiscal first quarter of 2015

•	Expenditures for purchases of property, plant and equipment $45.1 million compared to $65.0 million in the prior year period

•	No share repurchases under our share repurchase plan, compared to $16.0 million in the prior year period
Comparative Statistics

($ in millions)	January 31, 2016	October 31, 2015
Cash and cash equivalents	$16.0	$16.4
Total assets	$4,401.8	$4,459.9
Working capital	$496.5	$272.6
Total debt	$1,377.3	$1,349.2
Stockholders’ equity	$2,606.7	$2,673.9
Ratio of debt to equity	0.53:1	0.50:1
Debt as a percentage of total capitalization	35%	34%
Operating cash flow - twelve months ended	$400.7	$391.0
Working Capital
The increase in working capital as of January 31, 2016 from the end of fiscal 2015 was primarily due to the decrease in short-term debt as the $200.0 million revolving lines of credit entered into on March 24, 2015 are presented as long-term debt at January 31, 2016 due to our intent and ability to repay the outstanding principal amount utilizing the new Revolving Credit and Term Loan Agreement. The increase in working capital was also due to the decrease in accounts payable and the increase in inventories.
The $11.2 million increase in inventories was primarily related to the acquisition of Research Instruments in the fiscal period and the increased production to support product launches of single-use lenses including clariti and MyDay, our single-use silicone hydrogel contact lenses. At January 31, 2016, our inventory months on hand (MOH) were 7.4 after adjusting for equipment rationalization costs related to the acquisition of Sauflon and facility start-up costs, compared to 7.5 at October 31, 2015. Our unadjusted inventory MOH were 6.9 and 6.2 at January 31, 2016, and October 31, 2015, respectively. Our days sales outstanding (DSO) were 57 days at January 31, 2016, the same as at October 31, 2015 and January 31, 2015.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow
Cash flow provided by operating activities in the fiscal first quarter of 2016 continued to be our major source of liquidity, at $89.5 million compared to $79.8 million in the prior year period. Current period results include $51.7 million of net income and non-cash items primarily made up of $53.5 million related to depreciation and amortization and $6.7 million related to share-based compensation. Results also include changes in operating assets and liabilities, which primarily reflect the increases in inventories and other assets of $6.1 million, the decreases in trade and other receivables of $8.9 million, the decreases in accounts payable and other liabilities of $9.1 million, and the decrease of $13.6 million relating to deferred taxes and taxes payable, along with $4.2 million of unfavorable currency translation. The $9.7 million increase in cash flow provided by operations in the fiscal first quarter of 2016 as compared to fiscal 2015 is primarily due to the favorable changes in working capital.
For the fiscal first quarter of 2016, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $4.0 million for interest.

For the fiscal first quarter of 2015, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $3.0 million for interest.

Investing Cash Flow

Cash used in investing activities of $106.0 million in the fiscal first quarter 2016 was driven by capital expenditures of $45.1 million, primarily to increase manufacturing capacity, and payments of $60.9 million related to acquisitions, primarily the acquisition of Research Instruments in the fiscal first quarter of 2016.

Cash used in investing activities of $65.2 million in the fiscal first quarter of 2015 was driven by capital expenditures of $65.0 million, primarily to increase manufacturing capacity.

Financing Cash Flow

The changes in cash used in financing activities primarily relate to borrowings and repayments of debt as well as share repurchases and the effects of share-based compensation awards. Cash provided by financing activities of $17.8 million in the fiscal first quarter of 2016 was driven by $28.1 million net borrowings of debt, offset by $10.9 million for taxes paid related to vested share-based compensation awards.

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

On March 1, 2016, subsequent to the end of the fiscal first quarter of 2016, we entered into a new syndicated revolving Credit and Term Loan Agreement with Keybank as administrative agent. For more information, please see Outlook above and Note 6 and Note 15 for our debt and subsequent event disclosures in the notes to consolidated condensed financial statements.

At January 31, 2016, we had $862.0 million available under our existing revolving Credit Agreement. The $200.0 million borrowed on the revolving lines of credit, entered into on March 24, 2015, the $700.0 million term loan, entered into on August 4, 2014, and the $300.0 million term loan, entered into on September 12, 2013, were outstanding as of January 31, 2016. We are in compliance with our financial covenants including the Interest Coverage Ratio at 29.09 to 1.00 and the Total Leverage Ratio at 2.41 to 1.00. As defined, in both the Credit Agreement and term loans, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

requirement to be at least 3.00 to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to be no higher than 3.75 to 1.00.
Estimates and Critical Accounting Policies
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first quarter of 2016, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, for a more complete discussion of our estimates and critical accounting policies.
We performed our annual impairment assessment of goodwill during the fiscal third quarter of 2015, and our analysis indicated that we had no impairment of goodwill. As described in Note 5 in this Quarterly Report on Form 10-Q and Note 1 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.
Accounting Pronouncements Issued Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments in the ASU are effective for the Company in our fiscal year and interim periods beginning on November 1, 2019.

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

Accounting Pronouncements Recently Adopted

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We elected to early adopt this guidance as a change in accounting principle on a retrospective basis in the fiscal first quarter ended January 31, 2016. As of January 31, 2016 and October 31, 2015, we have presented debt issuance costs related to our term loans, previously reported in other assets, as direct deductions from the carrying amount of the debt liability. We also presented the debt issuance costs related to our revolving credit facility as a deferred asset within other assets, as is permitted by ASU 2015-15, Imputation of Interest, which was issued in August 2015. Such adoption did not have a material impact to our consolidated financial position.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the Eurodollar rate. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. As of January 31, 2016, we have no outstanding interest rate swaps. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, and Note 11 in this Quarterly Report on Form 10-Q for the period ended January 31, 2016.

On March 1, 2016, subsequent to the end of the fiscal first quarter of 2016, we entered into a new syndicated Revolving Credit and Term Loan Agreement with Keybank as administrative agent. The new agreement replaces the Credit Agreement described below and funds from the new term loan were used to repay the $200.0 million outstanding principal amount of the two uncommitted revolving lines of credit, entered into on March 24, 2015 and the outstanding amounts under the previous Credit Agreement. We may also use funds from the new term loan to repay outstanding amounts under the term loan entered into on August 4, 2014 and for general corporate purposes. The revolving lines of credit entered into on March 24, 2015 are presented as long-term debt at January 31, 2016 due to our intent and ability to repay the outstanding principal amount utilizing the new Revolving Credit and Term Loan Agreement. The term loans entered into on August 4, 2014 and September 12, 2013 remain outstanding at January 31, 2016 and March 1, 2016. For more information, please see Note 6 and Note 15 for our debt and subsequent event disclosures in the notes to consolidated condensed financial statements.
On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement that will mature on August 4, 2017. There is no amortization of the principal, and we may prepay the loan balances from time to time, in whole or in part, with premium or penalty. At January 31, 2016, $700.0 million remained outstanding on this term loan.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. At January 31, 2016, $300.0 million remained outstanding on this term loan.

Our Credit Agreement, originally entered into on January 12, 2011 and subsequently amended, provides for a multicurrency revolving credit facility in the aggregate commitment amount of $1.0 billion and the aggregate commitment amount may be increased , upon written request by Cooper, by $500.0 million. The maturity date is May 31, 2017. At January 31, 2016, we had $862.0 million available under the revolving Credit Agreement.

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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2016, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of January 31, 2016, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

In July 2015, CooperVision made a one-time lump sum payment to JJVC of $17.0 million to settle their existing patent disputes. The settlement included worldwide, non-exclusive, perpetual and royalty-free cross-licenses between the parties to certain patents. The settlement also included reciprocal covenants not to sue on those patents which were not licensed with respect to each party’s current, core commercialized product offerings, including all silicone hydrogel lenses. Neither party admitted any liability as part of the settlement.

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

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company's share repurchase activity during the three-month period ended January 31, 2016, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
11/1/15 - 11/30/15	—	$—	—	$118,400,000
12/1/15 - 12/31/15	—	$—	—	$118,400,000
1/1/16 - 1/31/16	—	$—	—	$118,400,000
Total	—	$—	—
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The program as amended in December 2012 and December 2013 provides authorization for a total of $500.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At January 31, 2016, the remaining repurchase authorization under the 2012 Share Repurchase Program was approximately $118.4 million.

Item 6. Exhibits

Exhibit Number	Description

10.1	The Cooper Companies, Inc. 2016 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 4, 2016

10.2
Revolving Credit and Term Loan Agreement, dated as of March 1, 2016, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and a letter of credit issuer, KeyBanc Capital Markets Inc., Citigroup Global Markets Inc., DNB Bank ASA, New York Branch, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., DNB Bank ASA, New York Branch, JPMorgan Chase Bank, N.A., and MUFG Union Bank, N.A., as syndication agents, Citibank, N.A. and Wells Fargo Bank, National Association, as documentation agents, and TD Bank, N.A., PNC Bank, National Association, and U.S. Bank, National Association, as senior managing agents, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 3, 2016

10.3
Amendment and Restatement Agreement, dated as of March 1, 2016, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, to amend and restate the Company’s Term Loan Agreement, dated as of September 12, 2013 and as previously amended, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 3, 2016

10.4
Amendment and Restatement Agreement, dated as of March 1, 2016, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, to amend and restate the Company’s Term Loan Agreement, dated as of August 4, 2014 and as previously amended, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 3, 2016

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three months ended January 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended January 31, 2016 and 2015, (iii) Consolidated Condensed Balance Sheets at January 31, 2016 and October 31, 2015, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2016 and 2015 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 4, 2016	/s/ Tina Maloney
Tina Maloney
Vice President and Corporate Controller
(Principal Accounting Officer)

Index of Exhibits

Exhibit No.		Page No

10.1	The Cooper Companies, Inc. 2016 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 4, 2016

10.2
Revolving Credit and Term Loan Agreement, dated as of March 1, 2016, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and a letter of credit issuer, KeyBanc Capital Markets Inc., Citigroup Global Markets Inc., DNB Bank ASA, New York Branch, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., DNB Bank ASA, New York Branch, JPMorgan Chase Bank, N.A., and MUFG Union Bank, N.A., as syndication agents, Citibank, N.A. and Wells Fargo Bank, National Association, as documentation agents, and TD Bank, N.A., PNC Bank, National Association, and U.S. Bank, National Association, as senior managing agents, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 3, 2016

10.3
Amendment and Restatement Agreement, dated as of March 1, 2016, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, to amend and restate the Company’s Term Loan Agreement, dated as of September 12, 2013 and as previously amended, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 3, 2016

10.4
Amendment and Restatement Agreement, dated as of March 1, 2016, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, to amend and restate the Company’s Term Loan Agreement, dated as of August 4, 2014 and as previously amended, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 3, 2016

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three months ended January 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended January 31, 2016 and 2015, (iii) Consolidated Condensed Balance Sheets at January 31, 2016 and October 31, 2015, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2016 and 2015 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.