Form 10-Q
period 2016-04-30
COOPER COMPANIES INC
filed 2016-06-03
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended April 30, 2016

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,448,341 Shares
Class	Outstanding at April 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Periods Ended April 30,
(In thousands, except for earnings per share)
(Unaudited)

	Three Months		Six Months
	2016	2015	2016	2015
Net sales	$483,793	$434,676	$933,433	$879,847
Cost of sales	185,295	166,960	372,971	335,780
Gross profit	298,498	267,716	560,462	544,067
Selling, general and administrative expense	177,659	167,583	351,263	341,118
Research and development expense	16,696	16,819	31,458	32,932
Amortization of intangibles	14,312	12,316	30,515	25,911
Operating income	89,831	70,998	147,226	144,106
Interest expense	7,611	4,692	12,886	8,633
Other (income) expense, net	(418)	(686)	972	1,016
Income before income taxes	82,638	66,992	133,368	134,457
Provision for income taxes	8,183	5,855	7,172	11,571
Net income	74,455	61,137	126,196	122,886
Less: net income attributable to noncontrolling interests	330	424	715	994
Net income attributable to Cooper stockholders	$74,125	$60,713	$125,481	$121,892
Earnings per share attributable to Cooper stockholders - basic	$1.53	$1.25	$2.59	$2.52
Earnings per share attributable to Cooper stockholders - diluted	$1.52	$1.23	$2.57	$2.48
Number of shares used to compute earnings per share:
Basic	48,428	48,463	48,365	48,330
Diluted	48,853	49,163	48,838	49,139
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Periods Ended April 30,
(In thousands)
(Unaudited)

	Three Months		Six Months
	2016	2015	2016	2015
Net income	$74,455	$61,137	$126,196	$122,886
Other comprehensive income (loss):
Foreign currency translation adjustment	52,273	34,367	(61,525)	(79,251)
Change in value of derivative instruments, net of tax provision of $30 in 2015	—	—	—	47
Change in minimum pension liability, net of tax	7	7	14	14
Other comprehensive income (loss)	52,280	34,374	(61,511)	(79,190)
Comprehensive income	126,735	95,511	64,685	43,696
Less: comprehensive income attributable to noncontrolling interests	751	1,105	745	584
Comprehensive loss attributable to Cooper stockholders	$125,984	$94,406	$63,940	$43,112
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In thousands, unaudited)

	April 30, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$44,464	$16,426
Trade accounts receivable, net of allowance for doubtful accounts of $7,765 at April 30, 2016 and $5,956 at October 31, 2015	298,825	282,918
Inventories	433,596	419,692
Deferred tax assets	41,256	41,731
Prepaid expense and other current assets	96,974	80,661
Total current assets	915,115	841,428
Property, plant and equipment, at cost	1,696,135	1,650,730
Less: accumulated depreciation and amortization	731,776	683,633
	964,359	967,097
Goodwill	2,233,251	2,197,077
Other intangibles, net	437,005	411,090
Deferred tax assets	5,969	4,510
Other assets	45,554	38,662
	$4,601,253	$4,459,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$30,191	$243,803
Accounts payable	105,759	116,912
Employee compensation and benefits	59,038	67,373
Other current liabilities	127,229	140,694
Total current liabilities	322,217	568,782
Long-term debt	1,411,182	1,105,408
Deferred tax liabilities	37,568	31,016
Accrued pension liability and other	85,505	80,754
Total liabilities	1,856,472	1,785,960
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 51,738 at April 30, 2016 and 51,558 at October 31, 2015	5,174	5,156
Additional paid-in capital	1,442,735	1,434,705
Accumulated other comprehensive loss	(253,153)	(191,643)
Retained earnings	1,903,469	1,779,440
Treasury stock at cost: 3,290 shares at April 30, 2016 and October 31, 2015	(360,149)	(360,149)
Total Cooper stockholders' equity	2,738,076	2,667,509
Noncontrolling interests	6,705	6,395
Stockholders’ equity	2,744,781	2,673,904
	$4,601,253	$4,459,864
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In thousands)
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$126,196	$122,886
Depreciation and amortization	101,434	87,389
Decrease in operating capital	(61,667)	(65,358)
Other non-cash items	21,424	45,564
Net cash provided by operating activities	187,387	190,481
Cash flows from investing activities:
Purchases of property, plant and equipment	(86,332)	(118,365)
Acquisitions of businesses, net of cash acquired, and other	(145,422)	(752)
Net cash used in investing activities	(231,754)	(119,117)
Cash flows from financing activities:
Proceeds from long-term debt	1,367,300	483,400
Repayments of long-term debt	(1,250,394)	(658,229)
Net (repayments of) proceeds from short-term debt	(23,552)	135,514
Repurchase of common stock	—	(15,996)
Net payments related to share-based compensation awards	(11,525)	(6,662)
Excess tax benefit from share-based compensation awards	5,005	—
Purchase of shares from noncontrolling interests	—	(8,557)
Dividends on common stock	(1,452)	(1,448)
Debt acquisition costs	(12,541)	—
Distributions to noncontrolling interests	(383)	(816)
Payment of contingent consideration	—	(2,406)
Proceeds from construction allowance	—	710
Net cash provided by (used in) financing activities	72,458	(74,490)
Effect of exchange rate changes on cash and cash equivalents	(53)	(4,185)
Net increase (decrease) in cash and cash equivalents	28,038	(7,311)
Cash and cash equivalents - beginning of period	16,426	25,222
Cash and cash equivalents - end of period	$44,464	$17,911
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

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve health care delivery to women.
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at April 30, 2016 and October 31, 2015, the consolidated results of its operations for the three and six months ended April 30, 2016 and 2015 and its consolidated condensed cash flows for the six months ended April 30, 2016 and 2015. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
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
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first half of 2016, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, for a more complete discussion of our estimates and critical accounting policies.
Accounting Pronouncements Issued Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes the following aspects of the accounting for share-based payment award transactions, including: accounting for income taxes; classification of excess tax benefits on the statement of cash flows; forfeitures; minimum statutory tax withholding requirements; and classification of employee

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. We are currently evaluating the impact of ASU 2016-09, which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of ASU 2016-02, which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2019.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present all deferred tax assets and liabilities as noncurrent. The amendments in the ASU are effective for the Company in our fiscal year and interim periods beginning on November 1, 2017. The Company does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2018.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 2. Acquisitions

On March 31, 2016 we completed the acquisition of Genesis Genetics Inc., a genetics laboratory specializing in preimplantation genetic screening and preimplantation genetic diagnosis used during the IVF process, headquartered in Plymouth, Michigan. The fair value of the consideration transferred for the acquisition was approximately $60.0 million in cash, $59.3 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $28.6 million in identifiable intangible assets, consisting of $25.2 million for customer relationships and $3.4 million for trade names; $27.6 million in goodwill; and $3.8 million in identifiable net assets.

On February 8, 2016, we completed the acquisition of The Pipette Company, a manufacturer and distributor of micro pipettes for the Assisted Reproductive Technology market headquartered in Adelaide, Australia. The fair value of the consideration transferred for the acquisition was approximately $20.2 million in cash, $19.6 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $5.6 million in identifiable intangible assets, consisting of $5.2 million for customer relationships and $0.4 million for trade names; $14.7 million in goodwill; and $0.2 million in identifiable net liabilities.
On December 17, 2015, we completed the acquisition of Research Instruments Limited, a manufacturer and supplier of in vitro fertilization (IVF) medical devices and systems headquartered in Cornwall, United Kingdom. The fair value of the consideration transferred for the acquisition was approximately $53.6 million in cash, $50.0 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $10.3 million in identifiable intangible assets, consisting of $6.2 million for developed technology, $2.2 million of trade names and $1.9 million for customer relationships; $36.1 million in goodwill; and $7.3 million in identifiable net assets.

We believe these acquisitions strengthen CooperSurgical's fertility business through the addition of new or complementary products and services within IVF and our genetic testing platform.

The pro forma results of operations of these acquisitions have not been presented because the effects of the business combinations described above, individually and in the aggregate, were not material to our consolidated results of operations.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3. Restructuring and Integration Costs

2014 Sauflon Integration Plan
During the fiscal fourth quarter of 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. These activities include workforce reductions, consolidation of duplicative facilities and product rationalization. We estimate that the total restructuring costs under this plan will be $125.0 million. These costs include approximately $95.0 million associated with assets, including product rationalization and related equipment disposals and accelerated depreciation, about $27.0 million associated with employee termination costs, and about $3.0 million associated with facility lease termination costs. We are substantially complete with activities related to operating expenses, and we expect to incur costs related to the manufacturing activities through the end of fiscal 2016.

In the three and six month periods ended April 30, 2016, we recorded in cost of sales $4.2 million and $14.7 million of expense, respectively, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. We recorded in cost of sales, employee termination costs of $0.7 million and $0.5 million in the three and six month periods ended April 30, 2016, respectively. We recorded $0.1 million of employee termination costs and $0.3 million for lease termination costs in selling, general and administrative expense in the six months ended April 30, 2016. We also recorded in research and development expense $0.1 million of employee termination costs in the six months ended April 30, 2016. In addition, CooperVision incurred $2.1 million and $10.0 million of integration costs included in operating expenses in the three and six month periods ended April 30, 2016, respectively.

In the three and six month periods ended April 30, 2015, we recorded in cost of sales $5.2 million and $13.9 million of expense, respectively, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. In the three month period ended April 30, 2015, we reduced the accrued employee termination costs in selling, general and administrative expense by $4.5 million based on estimates of the expected costs and the results of voluntary terminations. We recorded in research and development expense $0.2 million and $0.3 million of employee termination costs in the three and six months ended April 30, 2015, respectively. In addition, CooperVision incurred $8.0 million and $14.1 million of integration costs in the three and six months ended April 30, 2015, respectively, recorded in selling, general and administrative expense.

A summary of the cumulative total restructuring costs by major component recognized to date as of April 30, 2016, is as follows:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total
Amounts incurred in:
Year ended October 31, 2014	$20.3	$0.5	$15.3	$36.1
Year ended October 31, 2015	(2.5)	0.4	57.7	55.6
Six months ended April 30, 2016	0.7	0.3	14.7	15.7
Cumulative amounts incurred as of April 30, 2016	$18.5	$1.2	$87.7	$107.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the restructuring activities by major component for the fiscal year ended October 31, 2015 and the six months ended April 30, 2016:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total

Balance at October 31, 2014	$19.9	$0.5	$—	$20.4
(Reductions) additions during fiscal 2015	(2.5)	0.4	57.7	55.6
Payments during the fiscal year	(9.0)	(0.4)	—	(9.4)
Non-cash adjustments (a) (b)	0.2	(0.2)	(57.7)	(57.7)
Balance at October 31, 2015	8.6	0.3	—	8.9
Additions during the six months ended April 30, 2016	0.7	0.3	14.7	15.7
Payments during the six months ended April 30, 2016	(3.7)	(0.1)	—	(3.8)
Non-cash adjustments (a) (b)	(0.1)	(0.1)	(14.7)	(14.9)
Balance at April 30, 2016	$5.5	$0.4	$—	$5.9
(a) Non-cash adjustments for employee-related and facilities-related costs represent currency translation adjustment.
(b) Non-cash adjustments for product rationalization represent equipment disposals, inventory write-offs and accelerated depreciation.

Note 4. Inventories

(In millions)	April 30, 2016	October 31, 2015
Raw materials	$85.8	$80.9
Work-in-process	15.6	14.5
Finished goods	332.2	324.3
	$433.6	$419.7
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2014	$1,861.5	$359.4	$2,220.9
Net (reductions) additions during the year ended October 31, 2015	(1.2)	17.4	16.2
Translation	(32.7)	(7.3)	(40.0)
Balance at October 31, 2015	1,827.6	369.5	2,197.1
Net additions during the six-month period ended April 30, 2016	0.1	79.2	79.3
Translation	(45.7)	2.6	(43.1)
Balance at April 30, 2016	$1,782.0	$451.3	$2,233.3

We performed our annual impairment assessment in our fiscal third quarter of 2015, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, we will continue to monitor conditions and changes which could indicate that our recorded goodwill may be impaired.

Other Intangible Assets

	As of April 30, 2016		As of October 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$29.9	$5.4	$23.7	$4.4
Technology	332.0	127.0	318.9	114.7
Customer relationships	279.8	113.3	247.0	104.5
License and distribution rights and other	73.3	32.3	71.7	26.6
	715.0	$278.0	661.3	$250.2
Less: accumulated amortization and translation	278.0		250.2
Other intangible assets, net	$437.0		$411.1
We estimate that amortization expense for our existing other intangible assets at April 30, 2016, will be $59.6 million in fiscal 2016, $56.1 million in fiscal 2017, $54.1 million in fiscal 2018, $51.5 million in fiscal 2019 and $40.9 million in fiscal 2020.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 6. Debt

(In millions)	April 30, 2016	October 31, 2015
Short-term:
Overdraft and other credit facilities	$31.7	$240.4
Current portion of long-term debt	—	3.8
Less: unamortized debt issuance cost on term loans	(1.5)	(0.4)
	$30.2	$243.8
Long-term:
Credit agreements	$—	$109.0
Term loans	1,415.0	996.3
Other	0.3	0.5
Less: unamortized debt issuance cost on term loans	(4.1)	(0.4)
	$1,411.2	$1,105.4

Revolving Credit and Term Loan Agreement on March 1, 2016 (2016 Credit Agreement)
On March 1, 2016, we entered into a new Revolving Credit and Term Loan Agreement (2016 Credit Agreement), among the Company, CooperVision International Holding Company, LP, the lenders from time to time party thereto and KeyBank National Association, as administrative agent. The 2016 Credit Agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in an aggregate principal amount of $830.0 million, each of which, unless terminated earlier, mature on March 1, 2021. In addition, we have the ability from time to time to request an increase to the size of the revolving credit facility or establish one or more new term loans under the term loan facility in an aggregate amount up to $750.0 million, subject to the discretionary participation of the lenders.
The 2016 Credit Agreement replaced our previous Credit Agreement that was entered into on January 12, 2011, and we terminated the Credit Agreement on March 1, 2016. In connection with the termination, all borrowings outstanding under the Credit Agreement were repaid and all letters of credit outstanding were transferred to the 2016 Credit Agreement. We did not incur any termination or prepayment penalties with respect to replacing the Credit Agreement. We used funds from the new term loan to repay the $200.0 million outstanding principal amount of the two uncommitted revolving lines of credit, entered into on March 24, 2015, as well as to partially repay outstanding amounts under the term loans entered into on August 4, 2014, and September 12, 2013, and for general corporate purposes.

Amounts outstanding under the 2016 Credit Agreement will bear interest, at our option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank’s prime rate, (b) 0.5% in excess of the federal funds effective rate and (c) 1% in excess of the adjusted LIBO rate for a one month interest period on such day, or the adjusted LIBO rate or adjusted foreign currency rate, plus, in each case, an applicable rate of, initially, 0.5% in respect of base rate loans and 1.5% in respect of adjusted LIBO rate or adjusted foreign currency rate loans. Following a specified period after the closing date, the applicable rates will be determined quarterly by reference to a grid based upon our ratio of consolidated net indebtedness to consolidated pro forma EBITDA, as defined in the 2016 Credit Agreement. During the term of the revolving credit facility, we may borrow, repay and re-borrow amounts available under the revolving credit facility, subject to voluntary reduction of the revolving commitment.

We pay an annual commitment fee that ranges from 0.125% to 0.25% of the unused portion of the revolving credit facility depending on certain financial ratios. In addition to the annual commitment fee described above, we are also required to pay certain letter of credit and related fronting fees and other administrative fees pursuant to the terms of the 2016 Credit Agreement.

The 2016 Credit Agreement is not secured by any of the Company's, or any of its subsidiaries’ (including CooperVision International Holding Company’s), assets. All obligations under this facility will be guaranteed by each of the Company’s

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

existing and future direct and indirect domestic material subsidiaries, as defined in the 2016 Credit Agreement. CooperVision International Holding Company is responsible only for its own obligations, if any, and does not guarantee any of the Company’s obligations under the 2016 Credit Agreement.

The facility is not subject to amortization and is not subject to mandatory prepayments prior to maturity. We may prepay loan balances from time to time, in whole or in part, without premium or penalty (other than any related breakage costs).

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
Pursuant to the terms of the 2016 Credit Agreement and the term loans discussed below, we are also required to maintain specified financial ratios:

•	The ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense (as defined, Interest Coverage Ratio) be at least 3.00 to 1.00 at all times.

•	The ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA (as defined, Total Leverage Ratio) be no higher than 3.75 to 1.00.
At April 30, 2016, we were in compliance with the Interest Coverage Ratio at 26.42 to 1.00 and the Total Leverage Ratio at 2.37 to 1.00.
At April 30, 2016, we had $830.0 million outstanding under the term loan and about $1.0 billion available under the revolving credit agreement.
Uncommitted Revolving Lines of Credit on March 24, 2015
On March 24, 2015, we entered into two uncommitted line of credit agreements with TD Bank, N.A. and Santander Bank, N.A. These lines of credit had a termination date of March 24, 2016, and each provided revolving loan amounts to Cooper of up to $100.0 million, at the lender's option, with maturity dates of up to ninety days from the loan origination date. Amounts outstanding under these agreements will bear interest at a rate equal to LIBOR for the period plus, 0.90%, payable in arrears on the last day of the period, as defined in the agreements.
In the fiscal second quarter of 2016, in connection with the refinancing discussed above, we repaid the full outstanding principal amount of the two uncommitted revolving lines of credit. At April 30, 2016, there were no amounts outstanding under these agreements.

$700.0 million Term Loan on August 4, 2014

On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and KeyBank National Association as administrative agent. This syndicated credit facility will mature and the balance is payable on August 4, 2017. There is no amortization of principal and we may prepay loan balances from time to time, in whole or in part, without premium or penalty. In August 2014, we utilized this facility to fund the acquisition of Sauflon, as well as to provide working capital and for general corporate purposes. In fiscal second quarter of 2016, we repaid $400.0 million of the outstanding balance using funds from the 2016 Credit Agreement.

Amounts outstanding under this term loan agreement will bear interest, at the Company’s option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank’s prime rate, (b) 0.5% in excess of the federal funds effective rate and (c) 1% in excess of the adjusted Eurodollar rate (currently referred to as LIBOR) for a one-month interest period on such day, or the adjusted Eurodollar rate, plus, in each case, an applicable margin. The applicable margins will be determined quarterly by reference to a grid based upon the Company’s Total Leverage Ratio, as defined in the term loan agreement and consistent with the 2016 Credit Agreement discussed above.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

This term loan agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the agreement, and consistent with the 2016 Credit Agreement as discussed above. This term loan agreement also contains customary events of default, the occurrence of which would permit the Administrative Agent to declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable.

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

At April 30, 2016, we had $300.0 million outstanding under this term loan.

$300.0 million Term Loan on September 12, 2013

On September 12, 2013, the Company entered into a five-year, $300.0 million, senior unsecured term loan agreement by and among the Company; the lenders party thereto and KeyBank National Association, as administrative agent. This syndicated credit facility, as subsequently amended, will mature on September 12, 2018, and will be subject to amortization of principal of 5% per annum payable quarterly beginning October 31, 2016, with the balance payable at maturity. In fiscal second quarter of 2016, we repaid $15.0 million of the outstanding balance using the funds from the 2016 Credit Agreement.

Amounts outstanding under this term loan agreement will bear interest, at the Company's option, at either the base rate, which is a rate per annum equal to the greatest of (a) KeyBank's prime rate, (b) 0.5% in excess of the federal funds effective rate and (c) 1% in excess of the adjusted Eurodollar rate (currently referred to as LIBOR) for a one-month interest period on such day, or the adjusted Eurodollar rate, plus, in each case, an applicable margin. The applicable margins will be determined quarterly by reference to a grid based upon the Company's Total Leverage Ratio, as defined in the term loan agreement, and consistent with the 2016 Credit Agreement discussed above.

This term loan agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the agreement, consistent with the 2016 Credit Agreement discussed above. The agreement also contains customary events of default, the occurrence of which would permit the Administrative Agent to declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable.

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

At April 30, 2016, we had $285.0 million outstanding under this term loan.

Note 7. Income Taxes
Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2016 was 5.4%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first half of 2015 was 8.6%. The decrease in the effective tax rate in the fiscal first half of 2016 was primarily due to a release of reserves associated with a prior year tax filing, a statutory tax rate reduction in the United Kingdom and the retroactive extension of the R&D tax credit.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At November 1, 2015, Cooper had unrecognized tax benefits of which, if recognized, $29.4 million would impact our ETR. For the six-month period ended April 30, 2016, there were no material changes to the total amount of unrecognized tax benefits.
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
At April 30, 2016, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2014 through 2015. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2012 through 2015.

Note 8. Earnings Per Share

Periods Ended April 30,	Three Months		Six Months
(In millions, except per share amounts)	2016	2015	2016	2015
Net income attributable to Cooper stockholders	$74.1	$60.7	$125.5	$121.9
Basic:
Weighted average common shares	48.4	48.5	48.4	48.3
Basic earnings per common share attributable to Cooper stockholders	$1.53	$1.25	$2.59	$2.52
Diluted:
Weighted average common shares	48.4	48.5	48.4	48.3
Effect of potential dilutive common shares	0.5	0.7	0.4	0.8
Diluted weighted average common shares	48.9	49.2	48.8	49.1
Diluted earnings per common share attributable to Cooper stockholders	$1.52	$1.23	$2.57	$2.48

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2016	2015	2016	2015
Numbers of stock option shares excluded	537	123	537	123
Range of exercise prices	$131.60-$162.69	$162.28	$131.60-$162.69	$162.28
Numbers of restricted stock units excluded	7	1	2	1

Note 9. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2015. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Selling, general and administrative expense	$7.0	$6.2	$12.8	$15.9
Cost of sales	0.7	0.6	1.2	1.4
Research and development expense	0.2	0.2	0.6	0.4
Total share-based compensation expense	$7.9	$7.0	$14.6	$17.7
Related income tax benefit	$2.3	$2.2	$4.3	$5.6
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.7 million and $1.2 million during the three and six months ended April 30, 2016, respectively; and $0.6 million and $1.4 million during the three and six months ended April 30, 2015, respectively.

Note 10. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In millions)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2014	$(92.4)	$(0.1)	$(13.7)	$(106.2)
Gross change in value during the year ended October 31, 2015	(79.4)	—	(10.0)	(89.4)
Reclassification adjustments for loss realized in net income	—	0.1	—	0.1
Tax effect for the period	—	—	3.9	3.9
Balance at October 31, 2015	$(171.8)	$—	$(19.8)	$(191.6)
Gross change in value during the six-month period ended April 30, 2016	(61.5)	—	(0.1)	(61.6)
Reclassification adjustments for loss realized in net income	—	—	—	—
Tax effect for the period	—	—	—	—
Balance at April 30, 2016	$(233.3)	$—	$(19.9)	$(253.2)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and subsequently amended the total repurchase authorization to $500.0 million of the Company’s common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. We did not repurchase shares in the fiscal first half of 2016. In the fiscal first quarter of 2015, we repurchased 100 thousand shares of the Company’s common stock for $16.0 million, at an average purchase price of $159.96 per share. At April 30, 2016, approximately $118.4 million remains authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share on February 9, 2016, to stockholders of record on January 22, 2016.

Note 11. Fair Value Measurements
At April 30, 2016 and October 31, 2015, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
We believe that the balances of our revolving debt and term loans approximated their fair values at April 30, 2016 and October 31, 2015 and are categorized as Level 2 of the fair value hierarchy.
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
The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal first six months of 2016, within the fair value hierarchy at April 30, 2016, and fiscal year 2015, within the fair value hierarchy at October 31, 2015:

(In millions)	April 30, 2016	October 31, 2015
Assets:
Foreign exchange contracts	$0.8	$1.3
Liabilities:
Foreign exchange contracts	$0.9	$0.4

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
Our results of operations for the three and six months ended April 30, 2016 and 2015 reflect the following components of net periodic pension costs:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Service cost	$2.3	$2.0	$4.6	$4.1
Interest cost	1.2	1.1	2.5	2.1
Expected return on plan assets	(1.6)	(1.5)	(3.3)	(3.0)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	0.4	0.2	0.8	0.5
Net periodic pension cost	$2.3	$1.8	$4.6	$3.7
We contributed $2.5 million to the Plan in the fiscal first half of 2016, and expect to contribute an additional $7.5 million during fiscal 2016. We contributed $2.5 million to the Plan in the fiscal first half of 2015. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 13. Contingencies

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. CooperVision and the other defendants jointly filed a motion to dismiss the complaints which currently is pending, and the actions currently are in discovery. CooperVision denies the allegations and intends to defend the actions vigorously. We are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2016	2015	2016	2015
CooperVision net sales by category:
Toric lens	$120.5	$107.1	$228.0	$215.6
Multifocal lens	42.5	37.9	82.9	80.4
Single-use sphere lens	97.6	85.1	188.4	169.3
Non single-use sphere and other	130.6	129.5	256.3	263.6
Total CooperVision net sales	391.2	359.6	755.6	728.9
CooperSurgical net sales	92.6	75.1	177.8	150.9
Total net sales	$483.8	$434.7	$933.4	$879.8
Operating income (loss):
CooperVision	$83.6	$67.7	$136.4	$140.9
CooperSurgical	17.7	14.2	33.1	27.4
Corporate	(11.5)	(10.9)	(22.3)	(24.2)
Total operating income	89.8	71.0	147.2	144.1
Interest expense	7.6	4.7	12.9	8.6
Other (income) expense, net	(0.4)	(0.7)	1.0	1.0
Income before income taxes	$82.6	$67.0	$133.4	$134.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	April 30, 2016	October 31, 2015
Identifiable assets:
CooperVision	$3,678.9	$3,714.6
CooperSurgical	817.6	674.8
Corporate	104.8	70.5
Total	$4,601.3	$4,459.9
Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Net sales to external customers by country of domicile:
United States	$221.4	$197.4	$428.2	$401.3
Europe	165.9	154.7	323.0	313.8
Rest of world	96.5	82.6	182.2	164.7
Total	$483.8	$434.7	$933.4	$879.8

(In millions)	April 30, 2016	October 31, 2015
Long-lived assets by country of domicile:
United States	$500.9	$494.2
Europe	391.6	407.9
Rest of world	71.9	65.0
Total	$964.4	$967.1

Note 15. Subsequent Event

Subsequent to our fiscal second quarter of 2016, on May 31, 2016, CooperSurgical acquired Reprogenetics UK, a genetics laboratory specializing in service offerings of preimplantation genetic screening (PGS) and preimplantation genetic diagnosis (PGD) used during the IVF process, for approximately $12.0 million.

Subsequent to our fiscal second quarter of 2016, on May 25, 2016, CooperSurgical acquired the commercial assets of Recombine Inc., a clinical genetic testing company specializing in carrier screening for approximately $85.0 million.

Subsequent to our fiscal second quarter of 2016, on May 4, 2016, CooperSurgical acquired Kivex Biotec A/S (K-Systems), a manufacturer and distributor of equipment for IVF clinics, for approximately $11.5 million.

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

•
New U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect the contact lens industry, specifically, or the medical device and the health care industries generally.

•
Compliance costs and potential liability in connection with U.S. and foreign health care regulations and federal and state laws pertaining to privacy and security of health information, including product recalls, warning letters, and data security breaches.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal second quarter of 2016 ended April 30, 2016, and the six months then ended and compare them with the same periods of fiscal 2015. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
Second Quarter Highlights
•Net sales of $483.8 million, up 11% from $434.7 million
•Gross profit $298.5 million, up 11% from $267.7 million
•Operating income $89.8 million, up 27% from $71.0 million
•Diluted earnings per share of $1.52, up from $1.23 per share
•Cash provided by operations $97.8 million, down from $110.6 million
Results in our fiscal second quarter of 2016 include $4.9 million of expenses primarily due to equipment and product rationalization related to acquisitions, $1.4 million of costs associated with the start-up of new manufacturing facilities, and $0.9 million of integration costs, all recorded in cost of sales; $5.6 million of expenses for acquisition, restructuring and integration activities, and $0.6 million of certain legal costs, recorded in operating expenses; as well as $14.3 million for amortization of intangible assets. We also incurred a loss of $0.4 million in the period relating to debt extinguishment, recorded in other expense. The legal costs relate to litigation of the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to Unilateral Pricing Policy (UPP)and related lobbying expenses.
Results in our fiscal second quarter of 2015 included $5.3 million of expenses primarily due to product and equipment rationalization related to acquisitions and $2.5 million of costs associated with the start-up of new manufacturing facilities, recorded in cost of sales; $4.7 million of expenses for restructuring and integration activities and $0.9 million of certain legal costs, recorded in operating expenses; as well as $12.3 million for amortization of intangible assets. The legal costs related to third-party intellectual property claims and litigation as well as litigation relating to UPP described above.
Six-Month Highlights
•Net sales of $933.4 million, up 6% from $879.8 million
•Gross profit $560.5 million, up 3% from $544.1 million
•Operating income $147.2 million, up 2% from $144.1 million
•Diluted earnings per share of $2.57, up from $2.48 per share
•Cash provided by operations $187.4 million, down from $190.5 million
Results in the six months ended April 30, 2016 include $16.2 million of expenses primarily due to equipment and product rationalization related to acquisitions, $3.7 million of costs associated with the start-up of new manufacturing facilities, and $1.3 million of integration costs, all recorded in cost of sales; $16.5 million of expenses for acquisition, restructuring and integration activities, and $1.4 million of certain legal costs, discussed above, recorded in operating expenses; as well as $30.5 million for amortization of intangible assets. We also incurred losses of $0.9 million in the period related to debt extinguishment and foreign exchange forward contracts related to an acquisition, recorded in other expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results in the six months ended April 30, 2015 included $14.7 million of expenses primarily due to product and equipment rationalization related to recent acquisitions and $2.5 million of costs associated with the start-up of new manufacturing facilities, recorded in costs of sales; $11.2 million of expenses for restructuring and integration activities and the $0.9 million of certain legal costs discussed above, recorded in operating expenses; as well as $25.9 million for amortization of intangible assets.
Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s health care markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by foreign currency and commodity volatility as well as the Affordable Care Act, including the trend of consolidation within the health care industry, impact our current performance and continue to represent a risk to our performance for the remainder of fiscal year 2016.
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
CooperSurgical - Our CooperSurgical business competes in the highly fragmented medical device segment of the women's health care market. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies and products that complement its business model. CooperSurgical product sales are categorized based on the point of health care delivery including products used in medical office and surgical procedures by obstetricians and gynecologists (ob/gyns) that represented 56% of CooperSurgical's net sales in the fiscal second quarter of 2016 compared to 66% in the prior year period. CooperSurgical's remaining sales are highly specialized products and services that target in vitro fertilization (IVF) treatment used in fertility that now represent 44% of CooperSurgical's net sales up from 34% in the prior year period. This change in product mix is attributed to recent acquisitions in fertility discussed below.
Beginning in August 2015, we have invested in CooperSurgical's fertility business through the acquisition of companies and product lines for new or complementary products and services for IVF treatment. In May 2016, CooperSurgical acquired the commercial assets of Recombine Inc., a clinical genetic testing company specializing in carrier screening, and Kivex Biotec A/S, a manufacturer and distributor of equipment for IVF clinics, and Reprogenetics UK, a genetics laboratory specializing in service offerings of preimplantation genetic screening (PGS) and preimplantation genetic diagnosis (PGD) used during the IVF process. In our fiscal second quarter of 2016, we acquired Genesis Genetics, Inc., a genetics laboratory specializing in PGS and PGD used during the IVF process, and The Pipette Company, a manufacturer and distributor of micro pipettes for the Assisted Reproductive Technology (ART) market. In our fiscal first quarter of 2016, CooperSurgical acquired Research Instruments Limited, a manufacturer and supplier of IVF

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

medical devices and systems. Finally, in our fiscal fourth quarter of 2015, CooperSurgical acquired Reprogenetics, a genetics laboratory specializing in service offerings of PGS and PGD used during the IVF process. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines.

Capital Resources - At April 30, 2016, we had $44.5 million in cash, primarily outside the United States, and about $1.0 billion available under our new syndicated revolving credit agreement. The $830.0 million term loan entered on March 1, 2016, $300.0 million of the $700.0 million term loan entered into on August 4, 2014, and $285.0 million of the $300.0 million term loan entered into on September 12, 2013, remain outstanding as of April 30, 2016.

On March 1, 2016, we entered into a new syndicated revolving Credit and Term Loan Agreement with Keybank as administrative agent. This agreement, maturing on March 1, 2021, replaced our previous revolving Credit Agreement, entered into on January, 12, 2011 and provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. Concurrently, we used funds from the new term loan to repay the $200.0 million outstanding principal amount of the two uncommitted revolving lines of credit, entered into on March 24, 2015 and the outstanding amounts under the previous Credit Agreement. We also used funds from the new term loan to partially repay outstanding amounts under the term loans entered into on August 4, 2014 and September 12, 2013, and for general corporate purposes. For more information, please see the notes to consolidated condensed financial statements.

Our current cash balance and availability under the existing credit facilities reflects the use of cash outside the United States and the use of credit facilities to fund acquisitions, including recent CooperSurgical acquisitions and the $1.1 billion acquisition of Sauflon in August 2014. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under the new credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends. However, depending on the size or timing of these business activities, we may seek to raise additional debt financing.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Statistical Information – Percentage of Sales and Growth

	Percentage of Sales		2016 vs 2015 % Change	Percentage of Sales		2016 vs 2015 % Change
Periods Ended April 30,	2016	2015		2016	2015
Net sales	100%	100%	11%	100%	100%	6%
Cost of sales	38%	38%	11%	40%	38%	11%
Gross profit	62%	62%	11%	60%	62%	3%
Selling, general and administrative expense	37%	39%	6%	38%	39%	3%
Research and development expense	3%	4%	(1)%	3%	4%	(4)%
Amortization of intangibles	3%	3%	16%	3%	3%	18%
Operating income	19%	16%	27%	16%	16%	2%
Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve health care delivery to women.
Our consolidated net sales grew by $49.1 million or 11%, and $53.6 million or 6%, in the three and six months ended April 30, 2016, respectively:

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2016	2015	2016 vs 2015 % Change	2016	2015	2016 vs 2015 % Change
CooperVision	$391.2	$359.6	9%	$755.6	$728.9	4%
CooperSurgical	92.6	75.1	23%	177.8	150.9	18%
	$483.8	$434.7	11%	$933.4	$879.8	6%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

CooperVision's net sales for the fiscal second quarter of 2016 increased 9% from the prior year period. CooperVision net sales growth included increases in total sphere lenses up 8%, representing 54% of net sales, compared to 55% in the prior year period, primarily on growth in sales of clariti, Biofinity and MyDay lenses offset by declines in older hydrogel products. Total toric lenses grew 13%, representing 31% of net sales, compared to 30% in the prior year period, with growth in sales of clariti and Biofinity products. Total multifocal lenses grew 12% representing 11% of net sales, the same as in the prior year period, with growth in sales of Biofinity, clariti and Proclear products. Total silicone hydrogel products, including clariti, Biofinity, Avaira and MyDay, grew 19%, representing 60% of net sales compared to 55% in the prior year period.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

CooperVision Net Sales by Geography

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2016	2015	2016 vs. 2015 % Change	2016	2015	2016 vs. 2015 % Change
Americas	$165.1	$152.5	8%	$316.5	$310.9	2%
EMEA	148.8	143.3	4%	294.1	290.9	1%
Asia Pacific	77.3	63.8	21%	145.0	127.1	14%
	$391.2	$359.6	9%	$755.6	$728.9	4%
Americas net sales growth was primarily due to market gains of silicone hydrogel lenses including Biofinity, clariti, and MyDay, partially offset by the decrease in sales of older hydrogel products. The increase in EMEA net sales growth was primarily driven by market gains of silicone hydrogel lenses including Biofinity, clariti and MyDay. Net sales growth in EMEA was partially offset by the negative impact from the weakening of foreign currencies as compared to the United States dollar. Net sales in the Asia Pacific region grew on market gains of silicone hydrogel lenses, including Biofinity, clariti and MyDay, along with growth in sales of Proclear 1 Day lenses. Net sales growth in the Asia Pacific region benefited in the three month period and was negatively impacted in the six month period by exchange rate changes of the United States dollar compared to the Japanese yen.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperSurgical Net Sales
CooperSurgical supplies the market for women's health care with a diversified portfolio of products and services for use in surgical and other medical procedures that are performed primarily by obstetricians and gynecologists in hospitals, surgical centers, fertility clinics and in the medical office. Fertility offerings include highly specialized products and services that target in vitro fertilization (IVF) treatment with a goal to make fertility treatment safer, more efficient and convenient.

Three Months Ended April 30, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
Office and surgical products	$52.3	56%	$49.9	66%	5%
Fertility	40.3	44%	25.2	34%	60%
	$92.6	100%	$75.1	100%	23%

Six Months Ended April 30, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
Office and surgical products	$106.4	60%	$100.7	67%	6%
Fertility	71.4	40%	50.2	33%	42%
	$177.8	100%	$150.9	100%	18%

CooperSurgical's net sales of medical office and surgical products in the three and six month periods ended April 30, 2016 increased compared to the prior year periods on growth in sales of disposable products used in surgical procedures and recently launched products. The net sales increase in fertility as compared to the prior year period was primarily due to sales of products and services of recently acquired companies. Net sales growth was partially offset by the negative impact from the weakening of foreign currencies as compared to the United States dollar.

CooperSurgical’s sales primarily include women’s health care products and services used in fertility procedures and by gynecologists and obstetricians in the medical office and surgical centers. The balance consists of sales of medical devices outside of women’s health care which CooperSurgical does not actively market. Unit growth and product mix, primarily sales of recently acquired products and services, influenced sales growth.

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Six Months
Periods Ended April 30,	2016	2015	2016	2015
CooperVision	61%	61%	59%	61%
CooperSurgical	64%	63%	64%	64%
Consolidated	62%	62%	60%	62%
CooperVision's decline in gross margin in the six month period as compared to the prior year period is primarily due to the negative effects of foreign currency changes that unfavorably impacted gross margin as we reported lower net sales due to the weakening of foreign currencies as compared to the United States dollar. Gross margin also was negatively impacted in the six month period compared to the prior year period by an increase of $3.1 million consisting of product and equipment rationalization costs to rationalize products, based on our review of Sauflon's products, materials and manufacturing processes, as well as costs associated with the start-up of new manufacturing facilities. The decrease in gross margin was partially offset by the increase in sales of higher margin products including Biofinity.
CooperSurgical’s increase in gross margin in the three month period as compared to the prior year period is primarily due to favorable product mix from sales of disposable products used in surgical procedures and recently launched products used by gynecologists and obstetricians in the medical office and surgical procedures partially offset by sales in fertility of recently acquired lower margin products and services.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selling, General and Administrative Expense (SGA)

Three Months Ended April 30, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$133.6	34%	$130.7	36%	2%
CooperSurgical	32.6	35%	26.0	35%	25%
Corporate	11.5	—	10.9	—	5%
	$177.7	37%	$167.6	39%	6%

Six Months Ended April 30, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$265.9	35%	$262.9	36%	1%
CooperSurgical	63.1	35%	54.0	36%	17%
Corporate	22.3	—	24.2	—	(8)%
	$351.3	38%	$341.1	39%	3%
The increases in CooperVision's SGA in absolute dollars in the three and six month periods as compared to prior year periods were primarily due to investment in sales and marketing, including headcount, to promote our silicone hydrogel products and to reach new customers and support geographic expansions. CooperVision's SGA included $2.1 million and $10.4 million of Sauflon restructuring and integration costs in the three and six month period ended April 30, 2016, respectively, compared to $4.5 million and $10.4 million in the prior year periods, respectively.
The increase in CooperSurgical's SGA in absolute dollars is primarily due to the inclusion of operating expenses of recently acquired companies as well as $3.4 million and $6.2 million of acquisition and integration expenses in our fertility business for the three and six month periods ended April 30, 2016, respectively, compared to $0.9 million and $1.4 million in the prior year periods, respectively. CooperSurgical continues to invest in sales activities to promote our products and to reach new customers.
The increase in Corporate SGA in absolute dollars for the fiscal second quarter of 2016 as compared to the prior year period is primarily due to the timing of share-based compensation grants. The decrease in Corporate SGA in absolute dollars for the six month period ended April 30, 2016 as compared to the prior year period is primarily due to lower share-based compensation costs and efficiencies as a result of cost control measures.
Research and Development Expense (R&D)

Three Months Ended April 30, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$12.4	3%	$12.9	4%	(4)%
CooperSurgical	4.3	5%	3.9	5%	10%
	$16.7	3%	$16.8	4%	(1)%

Six Months Ended April 30, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$23.5	3%	$25.6	4%	(8)%
CooperSurgical	8.0	4%	7.3	5%	9%
	$31.5	3%	$32.9	4%	(4)%
The decreases in CooperVision's research and development expense in absolute dollars and as a percentage of sales in the three and six month periods as compared to the prior year periods are primarily due to synergies resulting from the integration of Sauflon. CooperVision's R&D activities are primarily focused on the development of contact lenses and manufacturing improvements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The increases in CooperSurgical's research and development expense in absolute dollars in the three and six month periods are primarily due to increased activity to bring newly acquired products to market, increased investment in projects to develop new products and the upgrade of existing products. The decrease in research and development expense as a percent of sales in the six month period is due to the inclusion of the results of operations of several recent acquisitions. CooperSurgical's research and development activities include in vitro fertilization product development and the design and upgrade of surgical procedure devices.
Amortization Expense

Three Months Ended April 30, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$9.7	2%	$8.8	2%	11%
CooperSurgical	4.6	5%	3.5	5%	30%
	$14.3	3%	$12.3	3%	16%

Six Months Ended April 30, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$21.7	3%	$18.7	3%	16%
CooperSurgical	8.8	5%	7.2	5%	22%
	$30.5	3%	$25.9	3%	18%
The sequential increases in amortization are due to acquired intangible assets related to recent acquisitions in CooperSurgical. The increase in CooperVision's amortization expense in the six month period ended April 30, 2016 includes a current period charge of $2.3 million to write off acquired in-process research and development. We expect amortization to be approximately $14.9 million in the fiscal third quarter and $14.1 million in the fiscal fourth quarter primarily due to intangible assets acquired with the recent acquisitions in CooperSurgical, offset by intangible assets which we forecast to become fully amortized.
Restructuring Costs

During the fiscal fourth quarter of 2014 and in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. The 2014 Sauflon Integration Plan activities include workforce reductions, consolidation of duplicative facilities and product rationalization. We now estimate that the total restructuring costs under this plan will be $125.0 million, as discussed in our notes to consolidated condensed financial statements. We are substantially complete with activities related to operating expenses, and we expect to incur costs related to the manufacturing activities through the end of fiscal 2016.

Pursuant to the 2014 Sauflon Integration Plan, in the three and six month periods ended April 30, 2016, we recorded in cost of sales $4.2 million and $14.7 million of expense, respectively, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. We recorded in cost of sales, employee termination costs of $0.7 million and $0.5 million in the three and six month periods ended April 30, 2016, respectively. We recorded $0.1 million of employee termination costs and $0.3 million for lease termination costs in selling, general and administrative expense in the six months ended April 30, 2016. We also recorded in research and development expense $0.1 million of employee termination costs in the six months ended April 30, 2016. In addition, CooperVision incurred $2.1 million and $10.0 million of integration costs included in operating expenses in the three and six month periods ended April 30, 2016, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Income

Three Months Ended April 30, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$83.6	21%	$67.7	19%	23%
CooperSurgical	17.7	19%	14.2	19%	25%
Corporate	(11.5)	—	(10.9)	—	(5)%
	$89.8	19%	$71.0	16%	27%

Six Months Ended April 30, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$136.4	18%	$140.9	19%	(3)%
CooperSurgical	33.1	19%	27.4	18%	21%
Corporate	(22.3)	—	(24.2)	—	8%
	$147.2	16%	$144.1	16%	2%
Consolidated operating income in the fiscal 2016 periods increased in absolute dollars compared to the prior year periods primarily due to the increase in consolidated net sales in the three and six month periods. CooperVision's operating income in the six month period decreased in absolute dollars and as a percentage of net sales primarily due to restructuring, integration and amortization costs primarily related to Sauflon, as discussed above, recorded in cost of sales and operating expenses. CooperSurgical's operating income in the fiscal 2016 periods increased in absolute dollars reflecting the increase in sales of higher margin legacy products as a result of our investment in sales and promotional activities to reach new customers as well as recently launched products.
Interest Expense

Three Months Ended April 30, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
Interest expense	$7.6	2%	$4.7	1%	62%

Six Months Ended April 30, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
Interest expense	$12.9	1%	$8.6	1%	49%

Interest expense increased in absolute dollars and as a percentage of sales in the three month period and in absolute dollars in the six month period as compared to the prior year periods reflecting higher average debt as a result of debt incurred in connection with recent acquisitions as well as the August 2014 acquisition of Sauflon. Current period debt outstanding includes the $830.0 million term loan entered on March 1, 2016, $300.0 million of the $700.0 million term loan entered into on August 4, 2014, and $285.0 million of the $300.0 million term loan entered into on September 12, 2013.
Other (Income) Expense, Net

Periods Ended April 30,	Three Months		Six Months
($ In millions)	2016	2015	2016	2015
Foreign exchange (gain) loss	$(0.7)	$(0.8)	$0.9	$0.7
Other, net	0.3	0.1	0.1	0.3
	$(0.4)	$(0.7)	$1.0	$1.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Income Taxes
We recorded income tax expense of $7.2 million in the fiscal first half of 2016 compared to $11.6 million in the prior year period. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2016 was 5.4%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first half of 2015 was 8.6%. The decrease in the effective tax rate in the fiscal first half of 2016 was primarily due to a release of reserves associated with a prior year tax filing, a statutory tax rate reduction in the United Kingdom and the retroactive extension of the R&D tax credit.

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

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $37.3 million and a foreign effective tax rate of a benefit of approximately 5.5% in our fiscal first half of 2016 compared to a benefit of $40.2 million and a foreign effective tax rate of approximately 2.3% in our fiscal first half of 2015. See the notes to consolidated condensed financial statements for additional information.
Share Repurchase
In December 2011, our Board of Directors authorized a share repurchase program and subsequently amended the total repurchase authorization to $500.0 million. The program has no expiration date and may be discontinued at any time. We did not repurchase any shares during the fiscal first half of 2016. At April 30, 2016, we had remaining authorization to repurchase about $118.4 million of our common stock. See the notes to consolidated condensed financial statements for additional information.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
($ In millions)	2016	2015	2016	2015
Selling, general and administrative expense	$7.0	$6.2	$12.8	$15.9
Cost of sales	0.7	0.6	1.2	1.4
Research and development expense	0.2	0.2	0.6	0.4
Total share-based compensation expense	$7.9	$7.0	$14.6	$17.7
Related income tax benefit	$2.3	$2.2	$4.3	$5.6
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.7 million and $1.2 million during the three and six months ended April 30, 2016, respectively; and $0.6 million and $1.4 million during the three and six months ended April 30, 2015, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Second Quarter Highlights

•	Operating cash flow $97.8 million compared to $110.6 million in the fiscal second quarter of 2015

•	Expenditures for purchases of property, plant and equipment $41.2 million compared to $53.4 million in the prior year period
Six-Month Highlights

•	Operating cash flow $187.4 million compared to $190.5 million in the fiscal second quarter of 2015

•	Expenditures for purchases of property, plant and equipment $86.3 million compared to $118.4 million in the prior year period

•	No share repurchases under our share repurchase plan compared to $16.0 million in the prior year period
Comparative Statistics

($ in millions)	April 30, 2016	October 31, 2015
Cash and cash equivalents	$44.5	$16.4
Total assets	$4,601.3	$4,459.9
Working capital	$592.9	$272.6
Total debt	$1,441.4	$1,349.2
Stockholders’ equity	$2,744.8	$2,673.9
Ratio of debt to equity	0.53:1	0.50:1
Debt as a percentage of total capitalization	34%	34%
Operating cash flow - twelve months ended	$387.9	$391.0
Working Capital
The increase in working capital as of April 30, 2016 from the end of fiscal 2015 was primarily due to the decrease in short-term debt as the $200.0 million revolving lines of credit entered into on March 24, 2015 were repaid in our fiscal second quarter of 2016 using the funds from the term loan as part of the new 2016 Credit Agreement. The increase in working capital was also due to the decrease in accounts payable and the increase in accounts receivables and inventories.
The $13.9 million increase in inventories was primarily related to the acquisitions in CooperSurgical in the first half of 2016 and, in CooperVision, increased production to support product launches including clariti and MyDay, our single-use silicone hydrogel contact lenses. At April 30, 2016, our inventory months on hand (MOH) were 7.3 after adjusting for equipment rationalization costs related to the acquisition of Sauflon and facility start-up costs, compared to 7.5 at October 31, 2015. Our unadjusted inventory MOH were 7.0 and 6.2 at April 30, 2016, and October 31, 2015, respectively. Our days sales outstanding (DSO) were 54 days at April 30, 2016, compared to 57 days at October 31, 2015 and 56 days at April 30, 2015.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow
Cash flow provided by operating activities in the fiscal first half of 2016 continued to be our major source of liquidity, at $187.4 million compared to $190.5 million in the prior year period. Current period results include $126.2 million of net income and non-cash items primarily made up of $101.4 million related to depreciation and amortization and $14.5 million related to share-based compensation. Results also include changes in operating assets and liabilities, which primarily reflect the increases in inventories and other assets of $14.6 million, the increases in trade and other receivables of $18.8 million, the increases in accounts payable and other liabilities of $0.6 million, and the decrease of $21.8 million relating to deferred taxes and taxes payable. The $3.1 million decrease in cash flow provided by operations in the fiscal first half of 2016 as compared to fiscal 2015 is primarily due to the decrease in operating capital.
For the fiscal first half of 2016, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $9.6 million for interest.
For the fiscal first half of 2015, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $6.8 million for interest.

Investing Cash Flow

Cash used in investing activities of $231.8 million in the fiscal first half of 2016 was driven by capital expenditures of $86.3 million, primarily to increase manufacturing capacity, and payments of $145.4 million primarily related to CooperSurgical acquisitions as discussed in Outlook above and in the notes to consolidated condensed financial statements.

Cash used in investing activities of $119.1 million in the fiscal first half of 2015 was driven by capital expenditures of $118.4 million, primarily to increase manufacturing capacity.

Financing Cash Flow

The changes in cash provided by financing activities primarily relate to borrowings and repayments of debt as well as the effects of share-based compensation awards. Cash provided by financing activities of $72.5 million in the fiscal first half of 2016 was driven by $93.4 million net borrowings of debt and $5.0 million of excess tax benefit relating to share-based compensation awards, partially offset by $12.5 million payment of debt acquisition costs, $11.5 million for taxes paid related to vested share-based compensation awards, dividend payments on common stock of $1.5 million and $0.4 million for distributions to noncontrolling interests.

Cash used in financing activities of $74.5 million in the fiscal first half of 2015 was driven by $39.3 million net repayment of debt, $16.0 million in payments for share repurchases in the fiscal first quarter of 2015 under our share repurchase plan, $8.6 million for the purchase of noncontrolling interests, net payment of $6.7 million for taxes paid related to vested share-based compensation awards, $2.4 million payment for contingent consideration, $1.4 million of dividend payments on common stock and $0.8 million for distributions to noncontrolling interests. Net repayment of debt in the period includes the payment of $51.2 million to settle all the outstanding loan notes issued for the Sauflon acquisition.

On March 1, 2016, we entered into a new syndicated revolving Credit and Term Loan Agreement (2016 Credit Agreement) with Keybank as administrative agent. For more information, please see Outlook above and the notes to consolidated condensed financial statements.

At April 30, 2016, we had about $1.0 billion available under the 2016 Credit Agreement. Current period debt outstanding includes the $830.0 million term loan entered into on March 1, 2016, $300.0 million of the $700.0 million term loan entered into on August 4, 2014, and $285.0 million of the $300.0 million term loan entered into on September 12, 2013. We are in compliance with our financial covenants including the Interest Coverage Ratio at 26.42 to 1.00 and the Total Leverage Ratio at 2.37 to 1.00. As defined, in both the Credit Agreement and term loans, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement to be at least

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

3.00 to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to be no higher than 3.75 to 1.00.
Estimates and Critical Accounting Policies
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first half of 2016, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, for a more complete discussion of our estimates and critical accounting policies.
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
Accounting Pronouncements Issued Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes the following aspects of the accounting for share-based payment award transactions, including: accounting for income taxes; classification of excess tax benefits on the statement of cash flows; forfeitures; minimum statutory tax withholding requirements; and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. We are currently evaluating the impact of ASU 2016-09, which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of ASU 2016-02, which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2019.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present all deferred tax assets and liabilities as noncurrent. The amendments in the ASU are effective for the Company in our fiscal year and interim periods beginning on November 1, 2017. The Company does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2018.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the Eurodollar rate. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. As of April 30, 2016, we have no outstanding interest rate swaps. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, and Note 11 in this Quarterly Report on Form 10-Q for the period ended April 30, 2016.

On March 1, 2016, we entered into a new syndicated Revolving Credit and Term Loan Agreement (2016 Credit Agreement) with Keybank as administrative agent. The new agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. The 2016 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the $200.0 million outstanding principal amount of the two uncommitted revolving lines of credit, entered into on March 24, 2015 and the outstanding amounts under the previous credit agreement. We also used funds from the new term loan to partially repay outstanding amounts under the term loans entered into on August 4, 2014 and September 12, 2013 and for general corporate purposes. At April 30, 2016, we had about $1.0 billion available under the revolving credit facility and $830.0 million outstanding under the term loan. For more information, please see the notes to consolidated condensed financial statements.
On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement that will mature on August 4, 2017. There is no amortization of the principal, and we may prepay the loan balances from time to time, in whole or in part, with premium or penalty. We repaid $400.0 million of the outstanding balance during the fiscal second quarter of 2016. At April 30, 2016, $300.0 million remained outstanding on this term loan.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. We repaid $15.0 million of the outstanding balance during the fiscal second quarter of 2016. At April 30, 2016, $285.0 million remained outstanding on this term loan.

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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2016, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of April 30, 2016, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. CooperVision and the other defendants jointly filed a motion to dismiss the complaints which currently is pending, and the actions currently are in discovery. CooperVision denies the allegations and intends to defend the actions vigorously. We are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2015.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company's share repurchase activity during the three-month period ended April 30, 2016, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
2/1/16 - 2/29/16	—	$—	—	$118,400,000
3/1/16 - 3/31/16	—	$—	—	$118,400,000
4/1/16 - 4/30/16	—	$—	—	$118,400,000
Total	—	$—	—
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The program as amended in December 2012 and December 2013 provides authorization for a total of $500.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At April 30, 2016, the remaining repurchase authorization under the 2012 Share Repurchase Program was approximately $118.4 million.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and six months ended April 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2016 and 2015, (iii) Consolidated Condensed Balance Sheets at April 30, 2016 and October 31, 2015, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2016 and 2015 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 3, 2016	/s/ Tina Maloney
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and six months ended April 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2016 and 2015, (iii) Consolidated Condensed Balance Sheets at April 30, 2016 and October 31, 2015, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2016 and 2015 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.