Form 10-Q
period 2016-07-31
COOPER COMPANIES INC
filed 2016-09-02
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended July 31, 2016

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,742,150 Shares
Class	Outstanding at July 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Periods Ended July 31,
(In thousands, except for earnings per share)
(Unaudited)

	Three Months		Nine Months
	2016	2015	2016	2015
Net sales	$514,726	$461,678	$1,448,160	$1,341,524
Cost of sales	198,085	188,791	571,057	524,570
Gross profit	316,641	272,887	877,103	816,954
Selling, general and administrative expense	182,403	191,783	533,666	532,901
Research and development expense	16,013	18,298	47,470	51,229
Amortization of intangibles	15,553	12,495	46,068	38,406
Operating income	102,672	50,311	249,899	194,418
Interest expense	7,983	4,690	20,869	13,323
Other expense, net	1,274	1,020	2,247	2,037
Income before income taxes	93,415	44,601	226,783	179,058
Provision for (benefit from) income taxes	5,172	(642)	12,344	10,929
Net income	88,243	45,243	214,439	168,129
Less: net income attributable to noncontrolling interests	315	292	1,030	1,285
Net income attributable to Cooper stockholders	$87,928	$44,951	$213,409	$166,844
Earnings per share attributable to Cooper stockholders - basic	$1.81	$0.92	$4.41	$3.45
Earnings per share attributable to Cooper stockholders - diluted	$1.79	$0.91	$4.36	$3.39
Number of shares used to compute earnings per share:
Basic	48,578	48,600	48,436	48,421
Diluted	49,048	49,244	48,902	49,157
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Periods Ended July 31,
(In thousands)
(Unaudited)

	Three Months		Nine Months
	2016	2015	2016	2015
Net income	$88,243	$45,243	$214,439	$168,129
Other comprehensive income (loss):
Foreign currency translation adjustment	(126,887)	17,225	(188,411)	(62,027)
Change in value of derivative instruments, net of tax provision of $30 in 2015	—	—	—	47
Change in minimum pension liability, net of tax	7	7	22	22
Other comprehensive (loss) income	(126,880)	17,232	(188,389)	(61,958)
Comprehensive (loss) income	(38,637)	62,475	26,050	106,171
Less: comprehensive income (loss) attributable to noncontrolling interests	253	(118)	998	466
Comprehensive (loss) income attributable to Cooper stockholders	$(38,890)	$62,593	$25,052	$105,705
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In thousands, unaudited)

	July 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$62,613	$16,426
Trade accounts receivable, net of allowance for doubtful accounts of $8,101 at July 31, 2016 and $5,956 at October 31, 2015	307,341	282,918
Inventories	430,259	419,692
Deferred tax assets	42,590	41,731
Prepaid expense and other current assets	86,836	80,661
Total current assets	929,639	841,428
Property, plant and equipment, at cost	1,660,967	1,650,730
Less: accumulated depreciation and amortization	738,756	683,633
	922,211	967,097
Goodwill	2,228,063	2,197,077
Other intangibles, net	454,506	411,090
Deferred tax assets	6,696	4,510
Other assets	51,560	38,662
	$4,592,675	$4,459,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$31,692	$243,803
Accounts payable	87,688	116,912
Employee compensation and benefits	68,889	67,373
Other current liabilities	131,972	140,694
Total current liabilities	320,241	568,782
Long-term debt	1,412,374	1,105,408
Deferred tax liabilities	43,773	31,016
Accrued pension liability and other	78,885	80,754
Total liabilities	1,855,273	1,785,960
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 52,032 at July 31, 2016 and 51,558 at October 31, 2015	5,203	5,156
Additional paid-in capital	1,475,760	1,434,705
Accumulated other comprehensive loss	(380,032)	(191,643)
Retained earnings	1,989,906	1,779,440
Treasury stock at cost: 3,290 shares at July 31, 2016 and October 31, 2015	(360,149)	(360,149)
Total Cooper stockholders' equity	2,730,688	2,667,509
Noncontrolling interests	6,714	6,395
Stockholders’ equity	2,737,402	2,673,904
	$4,592,675	$4,459,864
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 31,
(In thousands)
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$214,439	$168,129
Depreciation and amortization	150,930	141,298
Decrease in operating capital	(54,630)	(59,870)
Other non-cash items	5,534	36,892
Net cash provided by operating activities	316,273	286,449
Cash flows from investing activities:
Purchases of property, plant and equipment	(117,378)	(184,713)
Acquisitions of businesses, net of cash acquired, and other	(251,275)	(1,178)
Net cash used in investing activities	(368,653)	(185,891)
Cash flows from financing activities:
Proceeds from long-term debt	1,514,300	714,300
Repayments of long-term debt	(1,397,398)	(924,329)
Net (repayments of) proceeds from short-term debt	(23,093)	131,548
Repurchase of common stock	—	(15,996)
Net proceeds (payments) related to share-based compensation	6,213	(5,696)
Excess tax benefit from share-based compensation awards	11,836	9,100
Purchase of shares from noncontrolling interests	—	(8,639)
Dividends on common stock	(1,452)	(1,448)
Debt acquisition costs	(12,547)	—
Distributions to noncontrolling interests	(697)	(816)
Payment of contingent consideration	—	(2,906)
Proceeds from construction allowance	4,288	710
Net cash provided by (used in) financing activities	101,450	(104,172)
Effect of exchange rate changes on cash and cash equivalents	(2,883)	(4,603)
Net increase (decrease) in cash and cash equivalents	46,187	(8,217)
Cash and cash equivalents - beginning of period	16,426	25,222
Cash and cash equivalents - end of period	$62,613	$17,005
Supplemental disclosures of cash flow information:
Cash paid for:
Litigation settlement charge	$—	$17,000
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

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures, markets and offers services within a broad range of medical devices and procedure solutions to improve health care delivery to families.
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at July 31, 2016 and October 31, 2015, the consolidated results of its operations for the three and nine months ended July 31, 2016 and 2015 and its consolidated condensed cash flows for the nine months ended July 31, 2016 and 2015. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
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
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the first nine months of fiscal 2016, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, for a more complete discussion of our estimates and critical accounting policies.
Accounting Pronouncements Issued Not Yet Adopted

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes the following aspects of the accounting for share-based payment award transactions, including: accounting for income taxes; classification of excess tax benefits on the statement of cash flows; forfeitures; minimum statutory tax withholding requirements; and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. We are currently evaluating the impact of ASU 2016-09, which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2017.

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
Accounting Pronouncements Recently Adopted

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (Topic 850). ASU 2015-16 requires that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendment should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with early adoption permitted for financial statements that have not been issued. We elected to early adopt this guidance on a prospective basis for the quarter ended July 31, 2016.  Such adoption did not have a material impact to our consolidated financial position.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 2. Acquisitions

On May 31, 2016 we completed the acquisition of Reprogenetics UK, a UK based genetics laboratory specializing in service offerings of preimplantation genetic screening (PGS) and preimplantation genetic diagnosis (PGD) used during the IVF process. The fair value of the consideration transferred for the acquisition was approximately $11.7 million, $11.4 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $6.3 million in identifiable intangible assets, consisting of $5.1 million for customer relationships and $1.2 million for trade names; $6.9 million in goodwill; and $0.2 million in identifiable net liabilities. We are in the process of finalizing information related to assets, liabilities, income taxes and the corresponding effect on goodwill.
On May 25, 2016, we completed the acquisition of Recombine Inc., a U.S. based clinical genetic testing company specializing in carrier screening. The fair value of the consideration transferred for the acquisition was approximately $84.9 million, $80.9 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $30.0 million in identifiable intangible assets, consisting of $23.1 million for technology, $2.4 million for customer relationships and $4.5 million for trade names; $55.0 million in goodwill; and $0.2 million in identifiable net liabilities. We are in the process of finalizing information related to assets, liabilities, income taxes and the corresponding effect on goodwill.
On May 4, 2016, we completed the acquisition of Kivex Biotec A/S (K-Systems), a Danish manufacturer and distributor of equipment for IVF clinics. The fair value of the consideration transferred for the acquisition was approximately $11.5 million, $11.4 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $5.4 million in identifiable intangible assets, consisting of $3.6 million for Technology, $1.0 million for trade names and $0.8 million for customer relationships; $5.7 million in goodwill; and $0.4 million in identifiable net tangible assets. We are in the process of finalizing information related to assets, liabilities, income taxes and the corresponding effect on goodwill.
On March 31, 2016 we completed the acquisition of Genesis Genetics Inc., a U.S. based genetics laboratory specializing in PGS and PGD used during the IVF process. The fair value of the consideration transferred for the acquisition was approximately $61.1 million in cash, $60.5 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $28.6 million in identifiable intangible assets, consisting of $25.2 million for customer relationships and $3.4 million for trade names; $28.7 million in goodwill; and $3.8 million in identifiable net tangible assets. We are in the process of finalizing information related to assets, accruals, income taxes and the corresponding effect on goodwill.

On February 8, 2016, we completed the acquisition of The Pipette Company, an Australian manufacturer and distributor of micro pipettes for the Assisted Reproductive Technology market. The fair value of the consideration transferred for the acquisition was approximately $20.2 million in cash, $19.6 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $5.6 million in identifiable intangible assets, consisting of $5.2 million for customer relationships and $0.4 million for trade names; $15.0 million in goodwill; and $0.4 million in identifiable net liabilities. We are in the process of finalizing information related to income taxes and the corresponding effect on goodwill.
On December 17, 2015, we completed the acquisition of Research Instruments Limited, a UK manufacturer and supplier of in vitro fertilization (IVF) medical devices and systems. The fair value of the consideration transferred for the acquisition was approximately $53.6 million in cash, $50.0 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $10.3 million in identifiable intangible assets, consisting of $6.2 million for developed technology, $2.2 million of trade names and $1.9 million for customer relationships; $35.8 million in goodwill; and $7.6 million in identifiable net tangible assets. We are in the process of finalizing information related to income taxes and the corresponding effect on goodwill.

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

Note 3. Restructuring and Integration Costs

2014 Sauflon Integration Plan
During the fiscal fourth quarter of 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. These activities include workforce reductions, consolidation of duplicative facilities and product rationalization. We estimate that the total restructuring costs under this plan will be $125.0 million. These costs include approximately $103.0 million associated with assets, including product rationalization and related equipment disposals and accelerated depreciation, about $20.0 million associated with employee termination costs, and about $2.0 million associated with facility lease termination costs. We are substantially complete with activities related to operating expenses, and we expect to incur costs related to the manufacturing activities through the end of fiscal 2016.

In the three and nine month periods ended July 31, 2016, we recorded in cost of sales $8.7 million and $23.5 million of expense, respectively, arising from production-related asset disposals and accelerated depreciation on equipment primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. We recorded in cost of sales, employee termination costs of $0.4 million and $0.9 million in the three and nine month periods ended July 31, 2016, respectively. We recorded $0.1 million of employee termination costs and $0.2 million for lease termination costs in selling, general and administrative expense in the nine months ended July 31, 2016. We also recorded in research and development expense $0.1 million of employee termination costs in the nine months ended July 31, 2016. In addition, CooperVision incurred $10.0 million of integration costs included in operating expenses in the nine months ended July 31, 2016. CooperVision did not incur integration costs in the fiscal third quarter of 2016.

In the three and nine month periods ended July 31, 2015, we recorded in cost of sales $12.4 million and $26.2 million of expense, respectively, arising from production-related asset disposals and accelerated depreciation on equipment primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. In the three months ended July 31, 2015, we recorded in cost of sales $0.3 million of employee termination costs. In the three and nine months ended July 31, 2015, we reduced the accrued employee termination costs in selling, general and administrative expense by $2.3 million and $6.7 million, respectively, based on estimates of the expected costs and the results of voluntary terminations; and we recorded $0.3 million of expense for lease termination costs. In the three and nine months ended July 31, 2015, we recorded in research and development expense $0.2 million and $0.5 million of employee termination costs, respectively. In addition, CooperVision incurred $10.7 million and $24.7 million of integration costs in the three and nine months ended July 31, 2015, respectively, included in operating expenses.

A summary of the cumulative total restructuring costs by major component recognized to date as of July 31, 2016, is as follows:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total
Amounts incurred in:
Year ended October 31, 2014	$20.3	$0.5	$15.3	$36.1
Year ended October 31, 2015	(2.5)	0.4	57.7	55.6
Nine months ended July 31, 2016	1.1	0.2	23.5	24.8
Cumulative amounts incurred as of July 31, 2016	$18.9	$1.1	$96.5	$116.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the restructuring activities by major component for the fiscal year ended October 31, 2015 and the nine months ended July 31, 2016:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total

Balance at October 31, 2014	$19.9	$0.5	$—	$20.4
(Reductions) additions during fiscal 2015	(2.5)	0.4	57.7	55.6
Payments during the fiscal year	(9.0)	(0.4)	—	(9.4)
Non-cash adjustments (a) (b)	0.2	(0.2)	(57.7)	(57.7)
Balance at October 31, 2015	8.6	0.3	—	8.9
Additions during the nine months ended July 31, 2016	1.1	0.2	23.5	24.8
Payments during the nine months ended July 31, 2016	(4.9)	(0.2)	—	(5.1)
Non-cash adjustments (a) (b)	(0.5)	—	(23.5)	(24.0)
Balance at July 31, 2016	$4.3	$0.3	$—	$4.6
(a) Non-cash adjustments for employee-related and facilities-related costs represent currency translation adjustment.
(b) Non-cash adjustments for product rationalization represent equipment disposals, inventory write-offs and accelerated depreciation.

Note 4. Inventories

(In millions)	July 31, 2016	October 31, 2015
Raw materials	$85.9	$80.9
Work-in-process	12.5	14.5
Finished goods	331.9	324.3
	$430.3	$419.7
Inventories are stated at the lower of cost or market. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2014	$1,861.5	$359.4	$2,220.9
Net (reductions) additions during the year ended October 31, 2015	(1.2)	17.4	16.2
Translation	(32.7)	(7.3)	(40.0)
Balance at October 31, 2015	1,827.6	369.5	2,197.1
Net additions during the nine-month period ended July 31, 2016	—	158.7	158.7
Translation	(124.9)	(2.8)	(127.7)
Balance at July 31, 2016	$1,702.7	$525.4	$2,228.1

We performed our annual impairment assessment in our fiscal third quarter of 2016 and 2015, and our analysis indicated that we had no impairment of goodwill. We evaluate goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards.

In fiscal 2016 and 2015, we performed a qualitative assessment to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two step impairment test will be performed. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. A reporting unit is the level of reporting at which goodwill is tested for impairment. Our reporting units are the same as our business segments - CooperVision and CooperSurgical - reflecting the way that we manage our business. Goodwill impairment analysis and measurement is a process that requires significant judgment. If our common stock price trades below book value per share, there are changes in market conditions or a future downturn in our business, or a future annual goodwill impairment test indicates an impairment of our goodwill, we may have to recognize a non-cash impairment of goodwill that could be material and could adversely affect our results of operations in the period recognized and also adversely affect our total assets, stockholders' equity and financial condition.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other Intangible Assets

	As of July 31, 2016		As of October 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$35.7	$5.9	$23.7	$4.4
Technology	356.5	133.1	318.9	114.7
Customer relationships	283.1	117.6	247.0	104.5
License and distribution rights and other	69.1	33.3	71.7	26.6
	744.4	$289.9	661.3	$250.2
Less: accumulated amortization and translation	289.9		250.2
Other intangible assets, net	$454.5		$411.1
We estimate that amortization expense for our existing other intangible assets at July 31, 2016, will be $60.8 million in fiscal 2016, $58.8 million in fiscal 2017, $56.8 million in fiscal 2018, $54.3 million in fiscal 2019 and $44.3 million in fiscal 2020.
Note 6. Debt

(In millions)	July 31, 2016	October 31, 2015
Short-term:
Overdraft and other credit facilities	$33.2	$240.4
Current portion of long-term debt	—	3.8
Less: unamortized debt issuance cost on term loans	(1.5)	(0.4)
	$31.7	$243.8
Long-term:
Credit agreements	$—	$109.0
Term loans	1,415.0	996.3
Other	0.2	0.5
Less: unamortized debt issuance cost on term loans	(2.8)	(0.4)
	$1,412.4	$1,105.4

Revolving Credit and Term Loan Agreement on March 1, 2016 (2016 Credit Agreement)
On March 1, 2016, we entered into a new Revolving Credit and Term Loan Agreement (2016 Credit Agreement), among the Company, CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent. The 2016 Credit Agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in an aggregate principal amount of $830.0 million, each of which, unless terminated earlier, mature on March 1, 2021. In addition, we have the ability from time to time to request an increase to the size of the revolving credit facility or establish one or more new term loans under the term loan facility in an aggregate amount up to $750.0 million, subject to the discretionary participation of the lenders.
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

The 2016 Credit Agreement is not secured by any of the Company's, or any of its subsidiaries’ (including CooperVision International Holding Company), assets. All obligations under this facility will be guaranteed by each of the Company’s existing and future direct and indirect domestic material subsidiaries, as defined in the 2016 Credit Agreement. CooperVision International Holding Company is responsible only for its own obligations, if any, and does not guarantee any of the Company’s obligations under the 2016 Credit Agreement.

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
At July 31, 2016, we were in compliance with the Interest Coverage Ratio at 24.03 to 1.00 and the Total Leverage Ratio at 2.25 to 1.00.
At July 31, 2016, we had $830.0 million outstanding under the term loan and $999.8 million available under the revolving credit agreement.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In the fiscal second quarter of 2016, in connection with the refinancing discussed above, we repaid the full outstanding principal amount of the two uncommitted revolving lines of credit. At July 31, 2016, there were no amounts outstanding under these agreements.

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

At July 31, 2016, we had $300.0 million outstanding under this term loan.

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

At July 31, 2016, we had $285.0 million outstanding under this term loan.

Note 7. Income Taxes
Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first nine months of fiscal 2016 was 5.4%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the first nine months of fiscal 2015 was 6.1%. The decrease in the effective tax rate in the first nine months of fiscal 2016 was primarily due to a release of reserves associated with a prior year tax filing, a statutory tax rate reduction in the United Kingdom and the retroactive extension of the R&D tax credit.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At November 1, 2015, Cooper had unrecognized tax benefits of which, if recognized, $29.4 million would impact our ETR. For the nine-month period ended July 31, 2016, there were no material changes to the total amount of unrecognized tax benefits.
Interest and penalties of $3.7 million have been reflected as a component of the total liability at November 1, 2015. It is our policy to recognize the items of interest and penalties directly related to income taxes as additional income tax expense.
Included in the balance of unrecognized tax benefits at November 1, 2015, is $11.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and relates primarily to transfer pricing matters.
At July 31, 2016, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2014 through 2015. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2012 through 2015.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 8. Earnings Per Share

Periods Ended July 31,	Three Months		Nine Months
(In millions, except per share amounts)	2016	2015	2016	2015
Net income attributable to Cooper stockholders	$87.9	$45.0	$213.4	$166.8
Basic:
Weighted average common shares	48.6	48.6	48.4	48.4
Basic earnings per common share attributable to Cooper stockholders	$1.81	$0.92	$4.41	$3.45
Diluted:
Weighted average common shares	48.6	48.6	48.4	48.4
Effect of potential dilutive common shares	0.4	0.6	0.5	0.8
Diluted weighted average common shares	49.0	49.2	48.9	49.2
Diluted earnings per common share attributable to Cooper stockholders	$1.79	$0.91	$4.36	$3.39
The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2016	2015	2016	2015
Numbers of stock option shares excluded	49	49	418	123
Range of exercise prices	$162.28	$162.28	$131.60-$162.69	$162.28
Numbers of restricted stock units excluded	1	1	3	5

Note 9. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2015. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Selling, general and administrative expense	$6.4	$6.2	$19.2	$22.1
Cost of sales	0.7	0.6	1.8	2.0
Research and development expense	0.3	0.2	0.9	0.7
Total share-based compensation expense	$7.4	$7.0	$21.9	$24.8
Related income tax benefit	$2.2	$2.2	$6.5	$7.8
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.7 million and $1.8 million during the three and nine months ended July 31, 2016, respectively; and $0.6 million and $2.0 million during the three and nine months ended July 31, 2015, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 10. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In millions)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2014	$(92.4)	$(0.1)	$(13.7)	$(106.2)
Gross change in value during the year ended October 31, 2015	(79.4)	—	(10.0)	(89.4)
Reclassification adjustments for loss realized in net income	—	0.1	—	0.1
Tax effect for the period	—	—	3.9	3.9
Balance at October 31, 2015	$(171.8)	$—	$(19.8)	$(191.6)
Gross change in value during the nine-month period ended July 31, 2016	(188.4)	—	—	(188.4)
Tax effect for the period	—	—	—	—
Balance at July 31, 2016	$(360.2)	$—	$(19.8)	$(380.0)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and subsequently amended the total repurchase authorization to $500.0 million of the Company’s common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. We did not repurchase shares during the nine months ended July 31, 2016. In the first quarter of fiscal 2015, we repurchased 100 thousand shares of the Company’s common stock for $16.0 million, at an average purchase price of $159.96 per share. At July 31, 2016, approximately $118.4 million remains authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share on February 9, 2016, to stockholders of record on January 22, 2016. We paid another semiannual dividend of approximately $1.5 million or 3 cents per share on August 5, 2016, to stockholders of record on July 22, 2016.

Note 11. Fair Value Measurements
At July 31, 2016 and October 31, 2015, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

We believe that the balances of our revolving debt and term loans approximated their fair values at July 31, 2016 and October 31, 2015 and are categorized as Level 2 of the fair value hierarchy.
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
The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the first nine months of fiscal 2016, within the fair value hierarchy at July 31, 2016, and fiscal year 2015, within the fair value hierarchy at October 31, 2015:

(In millions)	July 31, 2016	October 31, 2015
Assets:
Foreign exchange contracts	$0.2	$1.3
Liabilities:
Foreign exchange contracts	$0.1	$0.4

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
Our results of operations for the three and nine months ended July 31, 2016 and 2015 reflect the following components of net periodic pension costs:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Service cost	$2.3	$2.0	$6.9	$6.1
Interest cost	1.2	1.1	3.7	3.2
Expected return on plan assets	(1.6)	(1.5)	(4.9)	(4.5)
Recognized net actuarial loss	0.4	0.2	1.2	0.7
Net periodic pension cost	$2.3	$1.8	$6.9	$5.5
We contributed $5.0 million to the Plan in the first nine months of fiscal 2016, and expect to contribute an additional $5.0 million during the remainder of fiscal 2016. We contributed $5.0 million to the Plan in the first nine months of fiscal 2015. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

Note 13. Contingencies

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. CooperVision and the other defendants jointly filed a motion to dismiss the complaints in December 2015. In June 2016, the motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act was granted, but the motion to dismiss with respect to claims brought under Section 1 of the Sherman Act and other state laws was denied. The actions currently are in discovery. CooperVision denies the allegations and intends to defend the actions vigorously. At this time, we do not believe a loss or adverse effect on our financial condition is probable nor is any range of potential loss reasonably estimable.

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
Segment information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
CooperVision net sales by category:
Toric lens	$126.1	$114.2	$354.1	$329.8
Multifocal lens	44.3	42.6	127.2	123.0
Single-use sphere lens	104.3	93.7	292.7	263.0
Non single-use sphere and other	135.2	135.0	391.5	398.6
Total CooperVision net sales	409.9	385.5	1,165.5	1,114.4
CooperSurgical net sales	104.8	76.2	282.7	227.1
Total net sales	$514.7	$461.7	$1,448.2	$1,341.5
Operating income (loss):
CooperVision	$99.4	$46.4	$235.7	$187.2
CooperSurgical	14.7	15.0	47.9	42.5
Corporate	(11.4)	(11.1)	(33.7)	(35.3)
Total operating income	102.7	50.3	249.9	194.4
Interest expense	8.0	4.7	20.9	13.3
Other expense, net	1.3	1.0	2.2	2.0
Income before income taxes	$93.4	$44.6	$226.8	$179.1

(In millions)	July 31, 2016	October 31, 2015
Identifiable assets:
CooperVision	$3,532.7	$3,714.6
CooperSurgical	920.8	674.8
Corporate	139.2	70.5
Total	$4,592.7	$4,459.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Net sales to external customers by country of domicile:
United States	$227.8	$203.0	$656.0	$604.3
Europe	182.8	173.8	505.8	487.6
Rest of world	104.1	84.9	286.4	249.6
Total	$514.7	$461.7	$1,448.2	$1,341.5

(In millions)	July 31, 2016	October 31, 2015
Long-lived assets by country of domicile:
United States	$487.5	$494.2
Europe	358.2	407.9
Rest of world	76.5	65.0
Total	$922.2	$967.1

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

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Financial Statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expecting timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•
Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries that could adversely affect our global markets, including the adverse economic impact and related uncertainty caused by the United Kingdom’s election to withdraw from the European Union.

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

•	Our indebtedness and associated interest expense, could adversely affect our financial health, prevent us from fulfilling our debt obligations or limit our ability to borrow additional funds.

•
A major disruption in the operations of our manufacturing, research and development or distribution facilities, due to technological problems, including any related to our information systems maintenance, enhancements or new system deployments and integrations, integration of acquisitions, natural disasters, excess or constrained manufacturing capacity, or other causes.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal third quarter of 2016 ended July 31, 2016, and the nine months then ended and compare them with the same periods of fiscal 2015. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
Third Quarter Highlights
•Net sales of $514.7 million, up 11% from $461.7 million
•Gross profit $316.6 million, up 16% from $272.9 million
•Operating income $102.7 million, up 104% from $50.3 million
•Diluted earnings per share of $1.79, up from $0.91 per share
•Cash provided by operations $128.9 million, up from $96.0 million
Results in our fiscal third quarter of 2016 include $9.2 million of expenses primarily due to equipment and product rationalization related to acquisitions, $1.1 million of costs associated with the start-up of new manufacturing facilities, and $0.3 million of integration costs, all recorded in cost of sales; $2.3 million of expenses for acquisition and integration activities, and $0.4 million of certain legal costs, recorded in operating expenses; as well as $15.6 million for amortization of intangible assets. The legal costs relate to litigation of the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to Unilateral Pricing Policy (UPP) and related lobbying expenses.
Results in our fiscal third quarter of 2015 included $13.0 million of expenses primarily due to product and equipment rationalization related to recent acquisitions, $2.1 million of costs associated with the start-up of new manufacturing facilities, and $0.2 million of severance costs, all recorded in cost of sales; $9.7 million of expenses for acquisition, restructuring and integration activities and $18.3 million of legal costs, including a $17.0 million of litigation settlement, recorded in operating expenses; as well as $12.5 million for amortization of intangible assets. The legal costs related to third-party intellectual property claims and litigation as well as litigation relating to UPP described above.
Nine-Month Highlights
•Net sales of $1,448.2 million, up 8% from $1,341.5 million
•Gross profit $877.1 million, up 7% from $817.0 million
•Operating income $249.9 million, up 29% from $194.4 million
•Diluted earnings per share of $4.36, up from $3.39 per share
•Cash provided by operations $316.3 million, up from $286.4 million
Results in the nine months ended July 31, 2016 include $25.4 million of expenses primarily due to equipment and product rationalization related to acquisitions, $4.9 million of costs associated with the start-up of new manufacturing facilities, and $1.6 million of integration costs, all recorded in cost of sales; $18.8 million of expenses for acquisition, restructuring and integration activities, and $1.8 million of certain legal costs, discussed above, recorded in operating expenses; as well as $46.1 million for amortization of intangible assets. We also incurred losses of $0.9 million in the period related to debt extinguishment and foreign exchange forward contracts related to an acquisition, recorded in other expense.

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
Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and women’s health care markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by foreign currency and commodity volatility, including the trend of consolidation within the health care industry, impact our current performance and continue to represent a risk to our performance for the remainder of fiscal year 2016.
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
CooperSurgical - Our CooperSurgical business competes in the general healthcare market with a focus on advancing the health of families through a diversified portfolio of products and services focusing on women's health, fertility and diagnostics. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies and products that complement its business model. CooperSurgical product sales are categorized based on the point of health care delivery including products used in medical office and surgical procedures primarily by obstetricians and gynecologists (ob/gyns) that represented 50% of CooperSurgical's net sales in the fiscal third quarter of 2016 compared to 67% in the prior year period. CooperSurgical's remaining sales are highly specialized products and services that target the in vitro fertilization (IVF) process used in fertility that now represent 50% of CooperSurgical's net sales up from 33% in the prior year period. This change in product mix is attributed to recent acquisitions discussed below.
Beginning in August 2015, we have invested in CooperSurgical's fertility business through the acquisition of companies and product lines for new or complementary products and services for the IVF process. In our fiscal third quarter of 2016, we acquired the commercial assets of Recombine Inc., a clinical genetic testing company specializing in carrier screening; Kivex Biotec A/S, a manufacturer and distributor of equipment for IVF clinics, and Reprogenetics UK, a genetics laboratory specializing in service offerings of preimplantation genetic screening (PGS) and preimplantation genetic diagnosis (PGD) used during the IVF process. In our fiscal second quarter of 2016, CooperSurgical acquired Genesis Genetics, Inc., a genetics laboratory specializing in PGS and PGD used during the IVF process, and The Pipette Company, a manufacturer and distributor of micro pipettes for the Assisted Reproductive Technology (ART) market

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

. In our first quarter of fiscal 2016, CooperSurgical acquired Research Instruments Limited, a manufacturer and supplier of IVF medical devices and systems. Finally, in our fiscal fourth quarter of 2015, CooperSurgical acquired Reprogenetics, a genetics laboratory specializing in service offerings of PGS and PGD used during the IVF process. We intend to continue to invest in CooperSurgical's business through acquisitions of companies and product lines.

Capital Resources - At July 31, 2016, we had $62.6 million in cash, primarily outside the United States, and $999.8 million available under our new syndicated revolving credit agreement. The $830.0 million term loan entered on March 1, 2016, $300.0 million of the $700.0 million term loan originally entered into on August 4, 2014, and $285.0 million of the $300.0 million term loan originally entered into on September 12, 2013, remain outstanding as of July 31, 2016.

On March 1, 2016, we entered into a new syndicated revolving Credit and Term Loan Agreement with Keybank as administrative agent. This agreement, maturing on March 1, 2021, replaced our previous revolving Credit Agreement, entered into on January, 12, 2011 and provides for a multi-currency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. Concurrently, we used funds from the new term loan to repay the $200.0 million outstanding principal amount of the two uncommitted revolving lines of credit, entered into on March 24, 2015 and the outstanding amounts under the previous Credit Agreement. We also used funds from the new term loan to partially repay outstanding amounts under the term loans entered into on August 4, 2014 and September 12, 2013, and for general corporate purposes. For more information, please see the notes to consolidated condensed financial statements.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Statistical Information – Percentage of Sales and Growth

	Three Months			Nine Months
	Percentage of Sales		2016 vs 2015 % Change	Percentage of Sales		2016 vs 2015 % Change
Periods Ended July 31,	2016	2015		2016	2015
Net sales	100%	100%	11%	100%	100%	8%
Cost of sales	38%	41%	5%	39%	39%	9%
Gross profit	62%	59%	16%	61%	61%	7%
Selling, general and administrative expense	35%	41%	(5)%	37%	40%	—%
Research and development expense	3%	4%	(12)%	3%	4%	(7)%
Amortization of intangibles	3%	3%	24%	3%	3%	20%
Operating income	20%	11%	104%	17%	14%	29%
Net Sales
Cooper’s two business units, CooperVision and CooperSurgical, generate all of its sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures, markets and offers services within a broad range of medical devices and procedure solutions to improve health care delivery to families.
Our consolidated net sales grew by $53.0 million or 11%, and $106.6 million or 8%, in the three and nine months ended July 31, 2016, respectively:

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2016	2015	2016 vs 2015 % Change	2016	2015	2016 vs 2015 % Change
CooperVision	$409.9	$385.5	6%	$1,165.5	$1,114.4	5%
CooperSurgical	104.8	76.2	38%	282.7	227.1	24%
	$514.7	$461.7	11%	$1,448.2	$1,341.5	8%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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
Single-use lenses are designed for daily replacement and frequently replaced lenses are designed for two-week or monthly replacement. Significantly, the market for spherical lenses is growing with value-added spherical lenses to alleviate dry eye symptoms, to reduce eye fatigue from use of digital devices, to add aspherical optical properties, and/or higher oxygen permeable lenses such as silicone hydrogels.

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

CooperVision’s Proclear® brand aspheric, toric and multifocal contact lenses, manufactured using PC Technology, help enhance tissue/device compatibility and offer improved lens comfort.

CooperVision's net sales for the fiscal third quarter of 2016 increased 6% from the prior year period. CooperVision's net sales growth included a 6% increase in total sphere lenses, representing 55% of net sales, the same as in the prior year period, primarily due to growth in sales of clariti, Biofinity and MyDay lenses offset by declines in older hydrogel products. Total toric lenses grew 10%, representing 31% of net sales, compared to 30% in the prior year period, primarily from growth in sales of clariti and Biofinity products. Total multifocal lenses grew 4% representing 11% of net sales, the same as in the prior year period, primarily from growth in sales of Biofinity and clariti products. Total silicone hydrogel products, including clariti, Biofinity, Avaira and MyDay, grew 15%, representing 60% of net sales compared to 56% in the prior year period.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

CooperVision Net Sales by Geography

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2016	2015	2016 vs. 2015 % Change	2016	2015	2016 vs. 2015 % Change
Americas	$166.1	$157.4	6%	$482.6	$468.4	3%
EMEA	162.5	163.0	—%	456.6	453.9	1%
Asia Pacific	81.3	65.1	25%	226.3	192.1	18%
	$409.9	$385.5	6%	$1,165.5	$1,114.4	5%
Americas net sales growth was primarily due to market gains of silicone hydrogel lenses including Biofinity, clariti, and MyDay, partially offset by the decrease in sales of older hydrogel products. EMEA net sales remained relatively flat in the three and nine month periods. This was primarily driven by market gains of silicone hydrogel lenses including Biofinity, clariti and MyDay, which were offset by the weakening of foreign currencies as compared to the United States dollar. Net sales in the Asia Pacific region grew on market gains of silicone hydrogel lenses, including Biofinity, clariti and MyDay, along with growth in sales of Proclear 1 Day lenses. Net sales growth in the Asia Pacific region benefited in the three and nine month periods by exchange rate changes of the United States dollar compared to the Japanese yen.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperSurgical Net Sales
CooperSurgical supplies the market for family health care with a diversified portfolio of products and services for use in surgical and other medical procedures that are performed primarily by obstetricians and gynecologists in hospitals, surgical centers, fertility clinics and in the medical office. Fertility offerings include highly specialized products and services that target the in vitro fertilization (IVF) process with a goal to make fertility treatment safer, more efficient and convenient.

Three Months Ended July 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
Office and surgical products	$52.8	50%	$51.2	67%	3%
Fertility	52.0	50%	25.0	33%	108%
	$104.8	100%	$76.2	100%	38%

Nine Months Ended July 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
Office and surgical products	$159.2	56%	$151.9	67%	5%
Fertility	123.5	44%	75.2	33%	64%
	$282.7	100%	$227.1	100%	24%

CooperSurgical's net sales of medical office and surgical products in the three and nine month periods ended July 31, 2016 increased compared to the prior year periods on growth in sales of disposable products used in surgical procedures and recently launched products. The net sales increase in fertility as compared to the prior year period was primarily due to sales of products and services of recently acquired companies. Net sales growth was partially offset by the negative impact from the weakening of foreign currencies as compared to the United States dollar.

Unit growth and product mix, primarily sales of recently acquired products and services, influenced sales growth.

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Nine Months
Periods Ended July 31,	2016	2015	2016	2015
CooperVision	62%	58%	60%	60%
CooperSurgical	61%	65%	63%	64%
Consolidated	62%	59%	61%	61%
CooperVision's increase in gross margin in the three month period as compared to the prior year period is primarily due to the increase in sales of higher margin products including Biofinity. Gross margin also was positively impacted in the three month period compared to the prior year period by a decrease consisting of $4.8 million of product and equipment rationalization costs arising from our review of Sauflon's products, materials and manufacturing processes, as well as lower costs associated with the start-up of new manufacturing facilities.
CooperSurgical’s decrease in gross margin in the three and nine month periods as compared to the prior year periods is primarily due to a change in product mix arising from sales of recently acquired lower margin products and services.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selling, General and Administrative Expense (SGA)

Three Months Ended July 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$132.2	32%	$153.2	40%	(14)%
CooperSurgical	38.8	37%	27.5	36%	41%
Corporate	11.4	—	11.1	—	2%
	$182.4	35%	$191.8	41%	(5)%

Nine Months Ended July 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$398.1	34%	$416.1	37%	(4)%
CooperSurgical	101.9	36%	81.5	36%	25%
Corporate	33.7	—	35.3	—	(5)%
	$533.7	37%	$532.9	40%	—%
The decrease in CooperVision's SGA in absolute dollars in the three and nine month periods compared to the prior year periods was primarily due to lower litigation settlement, legal and related lobbying costs consisting of $0.4 million and $1.8 million in the current year periods, respectively, compared to $18.3 million and $19.2 million in the same prior year periods. The litigation, legal and related lobbying costs were related to the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to UPP, as well as a $17.0 million settlement made to JJVC in the third quarter of fiscal 2015. The reduction in SGA expense is also due to lower Sauflon restructuring and integration activities of ($0.4) million and $10.0 million, for the three and nine month periods ended July 31, 2016, respectively, compared to $7.0 million and $16.5 million in the same prior year periods. CooperVision's SGA excluding legal, restructuring and integration activities discussed above, increased due to investment in sales and marketing, including headcount, to promote our silicone hydrogel products and to reach new customers and support geographic expansion.
The increase in CooperSurgical's SGA in absolute dollars is primarily due to the inclusion of operating expenses of recently acquired companies as well as $2.7 million and $8.9 million of acquisition and integration expenses for the three and nine month periods ended July 31, 2016, respectively, compared to $0.8 million and $2.2 million in the same prior year periods. CooperSurgical continues to invest in sales activities to promote our products and to reach new customers.
The increase in Corporate SGA in absolute dollars for the fiscal third quarter of 2016 as compared to the prior year period is primarily due to share based compensation related expenses. The decrease in Corporate SGA in absolute dollars for the nine month period ended July 31, 2016 as compared to the prior year period is primarily due to lower share-based compensation costs and efficiencies as a result of cost control measures.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Research and Development Expense (R&D)

Three Months Ended July 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$11.5	3%	$14.7	4%	(22)%
CooperSurgical	4.5	4%	3.6	5%	26%
	$16.0	3%	$18.3	4%	(12)%

Nine Months Ended July 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$35.0	3%	$40.3	4%	(13)%
CooperSurgical	12.5	4%	10.9	5%	15%
	$47.5	3%	$51.2	4%	(7)%
The decreases in CooperVision's research and development expense in absolute dollars and as a percentage of sales in the three and nine month periods as compared to the prior year periods are primarily due to synergies resulting from the integration of Sauflon. In the fiscal third quarter of 2015, CooperVision recorded $1.9 million in charges primarily for equipment rationalization related to Sauflon integration activities. CooperVision's R&D activities are primarily focused on the development of contact lenses and manufacturing improvements.
The increases in CooperSurgical's research and development expense in absolute dollars in the three and nine month periods are primarily due to increased activity to bring newly acquired products to market, increased investment in projects to develop new products and the upgrade of existing products. The decreases in research and development expense as a percent of sales in the three and nine month periods are due to the inclusion of the results of operations of several recent acquisitions. CooperSurgical's research and development activities include in vitro fertilization product development and the design and upgrade of surgical procedure devices.
Amortization Expense

Three Months Ended July 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$9.8	2%	$9.0	2%	9%
CooperSurgical	5.8	6%	3.5	5%	64%
	$15.6	3%	$12.5	3%	24%

Nine Months Ended July 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$31.5	3%	$27.7	2%	14%
CooperSurgical	14.6	5%	10.7	5%	36%
	$46.1	3%	$38.4	3%	20%
The sequential increases in amortization are due primarily to amortization of intangible assets acquired in recent acquisitions by CooperSurgical. The increase in CooperVision's amortization expense in the nine month period ended July 31, 2016 includes a charge of $2.3 million in the fiscal first quarter to write off acquired in-process research and development. We expect amortization to be approximately $14.8 million in the fiscal fourth quarter primarily due to intangible assets acquired with the recent acquisitions in CooperSurgical, offset by intangible assets which we forecast to become fully amortized.
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

Pursuant to the 2014 Sauflon Integration Plan, in the three and nine month periods ended July 31, 2016, we recorded in cost of sales $8.7 million and $23.5 million of expense, respectively, arising from production-related asset disposals and accelerated depreciation on equipment primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. We recorded in cost of sales, employee termination costs of $0.4 million and $0.9 million in the three and nine month periods ended July 31, 2016, respectively. We recorded $0.1 million of employee termination costs and $0.2 million for lease termination costs in selling, general and administrative expense in the nine months ended July 31, 2016. We also recorded in research and development expense $0.1 million of employee termination costs in the nine months ended July 31, 2016. In addition, CooperVision incurred $10.0 million of integration costs included in operating expenses in the nine months ended July 31, 2016. CooperVision did not incur integration costs in the fiscal third quarter of 2016.
Operating Income

Three Months Ended July 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$99.4	24%	$46.4	12%	114%
CooperSurgical	14.7	14%	15.0	20%	(3)%
Corporate	(11.4)	—	(11.1)	—	(2)%
	$102.7	20%	$50.3	11%	104%

Nine Months Ended July 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
CooperVision	$235.7	20%	$187.2	17%	26%
CooperSurgical	47.9	17%	42.5	19%	13%
Corporate	(33.7)	—	(35.3)	—	5%
	$249.9	17%	$194.4	14%	29%
Consolidated operating income in the fiscal 2016 periods increased in absolute dollars compared to the prior year periods primarily due to the increase in consolidated net sales in the three and nine month periods. In addition, the Company had improved gross margin and lower total operating expenses in the current three month period.
CooperVision's operating income in the three and nine month periods increased in absolute dollars and as a percentage of net sales primarily due to decreases in expenses relating to legal, and restructuring and integration costs primarily related to Sauflon, as discussed above, recorded in cost of sales and operating expenses.
CooperSurgical's operating income in the three month period decreased in absolute dollars and as a percentage of net sales reflecting the sales of recently acquired lower margin products and services and the increase in total operating expenses primarily due to SGA and amortization expenses from recent acquisitions. CooperSurgical's operating income increase in absolute dollars in the nine month period reflects the increase in sales of higher margin legacy products as a result of our investment in sales and promotional activities to reach new customers as well as recently launched products, partially offset by the sales of recently acquired lower margin products and services and the increase in total operating expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Expense

Three Months Ended July 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
Interest expense	$8.0	2%	$4.7	1%	70%

Nine Months Ended July 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
Interest expense	$20.9	1%	$13.3	1%	57%

Interest expense increased in absolute dollars and as a percentage of sales in the three month period and in absolute dollars in the nine month period as compared to the prior year periods reflecting higher average debt as a result of debt incurred in connection with recent acquisitions as well as the August 2014 acquisition of Sauflon. Current period debt outstanding includes the $830.0 million term loan entered on March 1, 2016, $300.0 million of the $700.0 million term loan entered into on August 4, 2014, and $285.0 million of the $300.0 million term loan entered into on September 12, 2013.
Other Expense (Income), Net

Periods Ended July 31,	Three Months		Nine Months
($ In millions)	2016	2015	2016	2015
Foreign exchange (gain) loss	$0.9	$1.8	$1.8	$2.5
Other, net	0.4	(0.8)	0.4	(0.5)
	$1.3	$1.0	$2.2	$2.0
Provision for Income Taxes
We recorded income tax expense of $12.3 million in the first nine months of fiscal 2016 compared to $10.9 million in the prior year period. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first nine months of fiscal 2016 was 5.4%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the first nine months of fiscal 2015 was 6.1%. The decrease in the effective tax rate in the first nine months of fiscal 2016 was primarily due to a release of reserves associated with a prior year tax filing, a statutory tax rate reduction in the United Kingdom and the retroactive extension of the R&D tax credit.

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

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $63.5 million and a foreign effective tax rate of a benefit of approximately 1.7% in our first nine months of fiscal 2016 compared to a benefit of $52.3 million and a foreign effective tax rate of approximately 1.4% in our first nine months of fiscal 2015. See the notes to consolidated condensed financial statements for additional information.
Share Repurchase
In December 2011, our Board of Directors authorized a share repurchase program and subsequently amended the total repurchase authorization to $500.0 million. The program has no expiration date and may be discontinued at any time. We did not repurchase any shares during the nine months ended July 31, 2016. At July 31, 2016, we had remaining

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

authorization to repurchase about $118.4 million of our common stock. See the notes to consolidated condensed financial statements for additional information.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
($ In millions)	2016	2015	2016	2015
Selling, general and administrative expense	$6.4	$6.2	$19.2	$22.1
Cost of sales	0.7	0.6	1.8	2.0
Research and development expense	0.3	0.2	0.9	0.7
Total share-based compensation expense	$7.4	$7.0	$21.9	$24.8
Related income tax benefit	$2.2	$2.2	$6.5	$7.8
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.7 million and $1.8 million during the three and nine months ended July 31, 2016, respectively; and $0.6 million and $2.0 million during the three and nine months ended July 31, 2015, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Third Quarter Highlights

•	Operating cash flow $128.9 million compared to $96.0 million in the third quarter of fiscal 2015

•	Expenditures for purchases of property, plant and equipment $31.1 million compared to $66.3 million in the prior year period
Nine-Month Highlights

•	Operating cash flow $316.3 million compared to $286.4 million in the prior year period

•	Expenditures for purchases of property, plant and equipment $117.4 million compared to $184.7 million in the prior year period

•	No share repurchases under our share repurchase plan compared to $16.0 million in the prior year period
Comparative Statistics

($ in millions)	July 31, 2016	October 31, 2015
Cash and cash equivalents	$62.6	$16.4
Total assets	$4,592.7	$4,459.9
Working capital	$609.4	$272.6
Total debt	$1,444.1	$1,349.2
Stockholders’ equity	$2,737.4	$2,673.9
Ratio of debt to equity	0.53:1	0.50:1
Debt as a percentage of total capitalization	35%	34%
Operating cash flow - twelve months ended	$420.8	$391.0
Working Capital
The increase in working capital at July 31, 2016 from the end of fiscal 2015 was primarily due to the decrease in short-term debt as the $200.0 million revolving lines of credit entered into on March 24, 2015 were repaid in the second quarter of fiscal 2016 using the funds from the term loan as part of the new 2016 Credit Agreement. The increase in working capital was also due to the decrease in accounts payable, and increases in cash and cash equivalents, accounts receivables and inventories as described below.
The $10.6 million increase in inventories was primarily related to the acquisitions made by CooperSurgical in the first nine months of 2016, partially offset by net decrease in CooperVision mainly from inventory reductions in older hydrogel products. At July 31, 2016, our inventory months on hand (MOH) were 6.9 after adjusting for equipment rationalization costs related to the acquisition of Sauflon and facility start-up costs, compared to 7.5 at October 31, 2015. Our unadjusted inventory MOH were 6.5 and 6.2 at July 31, 2016, and October 31, 2015, respectively. Our days sales outstanding (DSO) were 54 days at July 31, 2016, compared to 57 days at October 31, 2015 and 55 days at July 31, 2015.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow
Cash flow provided by operating activities in the first nine months of fiscal 2016 continued to be our major source of liquidity, at $316.3 million compared to $286.4 million in the prior year period. Current period results include $214.4 million of net income and non-cash items primarily made up of $150.9 million related to depreciation and amortization, $21.9 million related to share-based compensation and $6.8 million related to impairment of property, plant and equipment. Results also include changes in operating assets and liabilities, which primarily reflect the increases in inventories and other assets of $9.3 million, increases in trade and other receivables of $21.2 million, decreases in accounts payable and other liabilities of $21.4 million, and a decrease of $25.8 million relating to deferred taxes and taxes payable. The $29.8 million increase in cash flow provided by operations in the first nine months of fiscal 2016 as compared to fiscal 2015 is primarily due to the increase in net income and the cash settlement of $17.0 million with JJVC in the third quarter of fiscal 2015.
For the first nine months of fiscal 2016, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $14.8 million for interest.
For the first nine months of fiscal 2015, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $10.3 million for interest, and $17.0 million settlement with JJVC.

Investing Cash Flow

Cash used in investing activities of $368.7 million in the first nine months of fiscal 2016 was driven by capital expenditures of $117.4 million, primarily to increase manufacturing capacity, and payments of $251.3 million primarily related to acquisitions by CooperSurgical as discussed in Outlook above and in the notes to consolidated condensed financial statements.

Cash used in investing activities of $185.9 million in the first nine months of fiscal 2015 was driven by capital expenditures of $184.7 million, primarily to increase manufacturing capacity.

Financing Cash Flow

The changes in cash provided by financing activities primarily relate to borrowings and repayments of debt as well as the effects of share-based compensation awards. Cash provided by financing activities of $101.5 million in the first nine months of fiscal 2016 was driven by $93.8 million from net borrowings of debt, $11.8 million of excess tax benefit relating to share-based compensation awards, $6.2 million of proceeds from exercise of share-based compensation awards, and $4.3 million of proceeds from a construction allowance. Cash provided by financing activities was partially offset by $12.5 million payment of debt acquisition costs, dividend payments on common stock of $1.5 million and $0.7 million for distributions to noncontrolling interests.

Cash used in financing activities of $104.2 million in the first nine months of fiscal 2015 was driven by $78.5 million net repayment of debt, $16.0 million in payments for share repurchases in the first quarter of fiscal 2015 under our share repurchase plan, $8.6 million for purchases of noncontrolling interests, $5.7 million for taxes paid related to vested share-based compensation awards, payments of $2.9 million for contingent consideration, dividend payments on common stock of $1.4 million, and distributions of $0.8 million to noncontrolling interests. Cash used in financing activities was offset by $9.1 million in excess tax benefits from share-based compensation awards. Net repayment of debt in the period include the payment of $51.2 million to settle all the outstanding loan notes issued for the Sauflon acquisition.

On March 1, 2016, we entered into a new syndicated revolving Credit and Term Loan Agreement (2016 Credit Agreement) with Keybank as administrative agent. For more information, please see Outlook above and the notes to consolidated condensed financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

At July 31, 2016, we had $999.8 million available under the 2016 Credit Agreement. Current period debt outstanding includes the $830.0 million term loan entered into on March 1, 2016, $300.0 million of the $700.0 million term loan entered into on August 4, 2014, and $285.0 million of the $300.0 million term loan entered into on September 12, 2013. We are in compliance with our financial covenants including the Interest Coverage Ratio at 24.03 to 1.00 and the Total Leverage Ratio at 2.25 to 1.00. As defined, in both the Credit Agreement and term loans, the Interest Coverage Ratio is the ratio of Consolidated Proforma EBITDA to Consolidated Interest Expense with the requirement to be at least 3.00 to 1.00 and the Total Leverage Ratio is the ratio of Consolidated Funded Indebtedness to Consolidated Proforma EBITDA with the requirement to be no higher than 3.75 to 1.00.
Estimates and Critical Accounting Policies
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the first nine months of fiscal 2016, there were no significant changes in our estimates and critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, for a more complete discussion of our estimates and critical accounting policies.
We performed our annual impairment assessment of goodwill during the fiscal third quarter of 2016, and our analysis indicated that we had no impairment of goodwill. As described in Note 5 in this Quarterly Report on Form 10-Q and Note 1 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.
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

Accounting Pronouncements Recently Adopted

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (Topic 850). ASU 2015-16 requires that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendment should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with early adoption permitted for financial statements that have not been issued. We elected to early adopt this guidance on a prospective basis for the quarter ended July 31, 2016.  Such adoption did not have a material impact to our consolidated financial position.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and Eurodollar rate. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. As of July 31, 2016, we have no outstanding interest rate swaps. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, and Note 11 in this Quarterly Report on Form 10-Q for the period ended July 31, 2016.

On March 1, 2016, we entered into a new syndicated Revolving Credit and Term Loan Agreement (2016 Credit Agreement) with Keybank as administrative agent. The new agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. The 2016 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the $200.0 million outstanding principal amount of the two uncommitted revolving lines of credit, entered into on March 24, 2015 and the outstanding amounts under the previous credit agreement. We also used funds from the new term loan to partially repay outstanding amounts under the term loans entered into on August 4, 2014 and September 12, 2013 and for general corporate purposes. At July 31, 2016, we had $999.8 million available under the revolving credit facility and $830.0 million outstanding under the term loan. For more information, please see the notes to consolidated condensed financial statements.
On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement that will mature on August 4, 2017. There is no amortization of the principal, and we may prepay the loan balances from time to time, in whole or in part, with premium or penalty. We repaid $400.0 million of the outstanding balance during the fiscal second quarter of 2016. At July 31, 2016, $300.0 million remained outstanding on this term loan.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. We repaid $15.0 million of the outstanding balance during the fiscal second quarter of 2016. At July 31, 2016, $285.0 million remained outstanding on this term loan.

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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of July 31, 2016, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of July 31, 2016, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. CooperVision and the other defendants jointly filed a motion to dismiss the complaints in December 2015. In June 2016, the motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act was granted, but the motion to dismiss with respect to claims brought under Section 1 of the Sherman Act and other state laws was denied. The actions currently are in discovery. CooperVision denies the allegations and intends to defend the actions vigorously. At this time, we do not believe a loss or adverse effect on our financial condition is probable nor is any range of potential loss reasonably estimable.

Item 1A. Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Except for the risk factor set forth below, there has been no material change in our risk factors from those previously discussed in our Form 10-K for the fiscal year October 31, 2015.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
We are a multinational company headquartered in the United States with worldwide operations, including significant business operations in Europe, including in the United Kingdom. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union.

This development has had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets. Given the lack of comparable precedent, it is unclear what implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal could affect, and may have a material adverse effect on, our business, financial condition and operating results.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company's share repurchase activity during the three-month period ended July 31, 2016, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
5/1/16 - 5/31/16	—	$—	—	$118,400,000
6/1/16 - 6/30/16	—	$—	—	$118,400,000
7/1/16 - 7/31/16	—	$—	—	$118,400,000
Total	—	$—	—
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The program as amended in December 2012 and December 2013 provides authorization for a total of $500.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At July 31, 2016, the remaining repurchase authorization under the 2012 Share Repurchase Program was approximately $118.4 million.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and nine months ended July 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2016 and 2015, (iii) Consolidated Condensed Balance Sheets at July 31, 2016 and October 31, 2015, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2016 and 2015 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 2, 2016	/s/ Tina Maloney
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and nine months ended July 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2016 and 2015, (iii) Consolidated Condensed Balance Sheets at July 31, 2016 and October 31, 2015, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2016 and 2015 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.